Form 10-K
period 1993-12-31
HEALTH & REHABILITATION PROPERTIES TRUST
filed 1994-03-23
CIK 803649

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the Fiscal Year Ended December 31, 1993

                            OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ______ to _____

               Commission File Number 1-9317

        HEALTH AND REHABILITATION PROPERTIES TRUST
  (Exact name of registrant as specified in its charter)

        Maryland                             04-6558834
     (State or other                      (I.R.S. Employer
       jurisdiction                       Identification No.)
     of incorporation)

400 Centre Street, Newton, Massachusetts          02158
 (Address of principal executive offices)    (Zip Code)

                       617-332-3990
   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
  Title of each class                     which registered

Common Shares of Beneficial Interest New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $656,557,656 based on the $15-3/8 closing price per share for such stock on the New York Stock Exchange on March 2, 1994. For purposes of this calculation, 1,996,250 shares held by HRPT Advisors, Inc. (the "Advisor"), including a total of 1,000,000 shares held by the Advisor solely in its capacity as voting trustee under certain voting trust agreements, and an aggregate of 23,313 shares held by the trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

Number of the registrant's Common Shares of Beneficial Interest,
$.01 par value ("Shares"), outstanding as of March 2, 1994:
44,722,500.

            DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 17, 1994.

THE DECLARATION OF TRUST ESTABLISHING THE COMPANY, DATED OCTOBER 9, 1986, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HEALTH AND REHABILITATION PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

        HEALTH AND REHABILITATION PROPERTIES TRUST

               1993 FORM 10-K ANNUAL REPORT

                     Table of Contents


                         PART I
                                                        Page

Item 1.Business . . . . . . . . . . . . . . . . . . .       1

Item 2.Properties . . . . . . . . . . . . . . . . . .      26

Item 3.Legal Proceedings. . . . . . . . . . . . . . .      28

Item 4.Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . .      29

                         PART II

Item 5.Market for the Registrant's Common
         Stock and Related Stockholder Matters. . . .      29

Item 6.Selected Financial Data. . . . . . . . . . . .      32

Item 7.Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . .      33

Item 8.Financial Statements and Supplementary Data. .      38

Item 9.Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . .      38

                        PART III

       To be incorporated by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 17, 1994, which will be filed not later than 120 days after the end of the Company's fiscal year.

                         PART IV

Item 14.Exhibits, Financial Statement Schedules
         and Reports on Form 8-K. . . . . . . . . . .      39

FINANCIAL STATEMENTS AND SCHEDULES. . . . . . . . . .     F-1

                         PART I

Item 1.  Business.

 The Company.  Health and Rehabilitation Properties Trust
(the "Company") was organized on October 9, 1986 as a Maryland real estate investment trust. The Company invests in nursing homes and other income producing health care related real estate. The Company's investments, to date, have been principally in nursing homes and other long-term care facilities, assisted living facilities, retirement complexes and facilities that provide subacute and other specialty rehabilitation services.
The Company has no current plans to invest in non-health care related real estate. The facilities in which the Company has made investments by mortgage, purchase lease or merger transactions shall hereinafter be referred to individually as a "Property" and collectively as "Properties".

 As of December 31, 1993, the Company owned 68 Properties acquired for an aggregate of $384.8 million and had mortgage investments in 76 Properties aggregating $157.3 million, for total real estate investments of approximately $542 million in 144 Properties located in 27 states. The Properties are described in "Business -- Developments Since January 1, 1993" and "Properties".

                                     Number of                     Total Investment
State                                Properties                    at December 31, 1993
                                                                       (in thousands)

Alabama.............                      2                                $3,601
Arizona.............                      3                                 6,219
California..........                     15                                41,662
Colorado............                     10                                32,990
Connecticut.........                      9                                83,802
Florida.............                      1                                   965
Georgia.............                      4                                 6,883
Illinois............                      1                                 2,711
Indiana.............                     10                                27,318
Iowa................                     10                                14,175
Kansas..............                      4                                 8,521
Kentucky............                      2                                19,735
Louisiana...........                      5                                32,403
Massachusetts.......                      7                               103,824
Michigan............                      1                                 7,051
Missouri............                      2                                 3,178
Nebraska............                     12                                16,925
North Carolina......                     10                                23,025
Ohio................                      9                                27,259
Pennsylvania........                      2                                18,490
South Carolina......                      1                                   886
South Dakota........                      3                                 7,589
Tennessee...........                      1                                 1,077
Texas...............                      7                                 6,959
Washington..........                      1                                 5,125
Wisconsin...........                      9                                33,260
Wyoming.............                      3                                 6,459
     Total..........                    144                              $542,092

       The Company's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 332-3990.

       Investment Policy and Method of Operation. The Company's investment goals are current income for distribution to shareholders, capital growth resulting from appreciation in the residual value of owned Properties, and preservation and protection of shareholders' capital. The Company's income is derived primarily from minimum rent and minimum interest payments under its leases and mortgages and from additional rent and additional interest payments based upon revenue increases at the leased and mortgaged Properties.

       The Company's day-to-day operations are conducted by HRPT Advisors, Inc., the Company's investment advisor (the "Advisor"). The Advisor originates and presents investment opportunities to the Company's Board of Trustees (the "Trustees"). In evaluating potential investments, the Company considers such factors as: the adequacy of current and anticipated cash flow from the property to meet operational needs and financing obligations and to provide a competitive market return on investment to the Company; the growth, tax and regulatory environments of the community in which the property is located; the quality, experience, and credit worthiness of the property's operator; an appraisal of the property, if available; occupancy and demand for similar health care facilities in the same or nearby communities; the mix of private and government sponsored patients; the mix of cost-based and charge-based revenues; the construction quality, condition and design of the property; and the geographic area and type of property.

       In the case of each purchase lease transaction and mortgage investment originated by the Company to date, the Trustees considered, among other things, the various factors set forth above. In connection with the SAFECO transaction and several loan pool acquisitions from the Resolution Trust Corporation ("RTC") and others described in "Developments since January 1, 1993", the Company considered the seller's information package, made site visits to a significant number of the facilities and reviewed other available documentation.

       The Trustees have established a policy that the Company will not purchase or mortgage finance a facility for an amount which exceeds the appraised value of such facility. Prior to investing in properties, the Company obtains title commitments or policies of title insurance insuring that the Company holds title to or has mortgage interests in such properties, free of material liens and encumbrances.

       The Company's investments may be structured using leases with minimum and additional rent and escalator provisions, loans with fixed or floating rates, joint ventures and partnerships with affiliated or unaffiliated parties, commitments or options to purchase interests in real estate, mergers or any combination of the foregoing that will best suit the particular investment.

       After an investment has been made in a Property, the Company makes periodic site visits and conducts Property reviews. The Property reviews include, among other things: reviews of licensure and certification materials, regulatory reports, pending or contemplated building improvements and applications for certificates or determinations of need, pending litigation and liens; analysis of staffing patterns, accounts receivable and cash flow; observation of the overall condition of the Property;
a tour of the Property, usually conducted by a facility administrator or program director; and discussions with the facility administrator and other personnel. Financial statements and patient census information are requested and reviewed quarterly or as otherwise provided in the mortgage documents.

       In connection with the Company's new $110 million revolving credit facility the Company has agreed to obtain bank syndicate approval before exceeding certain investment concentrations.
Among these are that no more than 40% of its properties be operated by any single tenant or mortgagor, and that investment in rehabilitation treatment, acute care, and psychiatric care assets, as defined, not exceed 50%, 10% and 10%, respectively, of total investments. In addition to these restrictions, the Trustees may establish limitations as they deem appropriate from time to time. No limits have been set on the number of properties in which the Company will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, the Trustees consider concentration of investments in determining whether to make new or increase existing investments. The Company's Declaration of Trust (the "Declaration") and operating policies provide that any investment in facilities owned or operated by the Advisor, persons expressly permitted under the Declaration to own more than 8.5% of the Company's shares, or any company affiliated with any of the foregoing must, however, be approved by a majority of the Trustees not affiliated with any of the foregoing (the "Independent Trustees").

       The Company has in the past and may in the future consider, from time to time, the acquisition of or merger with other companies engaged in the same business as the Company; however, the Company has no present agreements or understandings concerning any such acquisition or merger. The Company has no intention of investing in the securities of others for the purpose of exercising control.

       Borrowing Policy. In addition to the use of equity, the Company utilizes short-term and long-term borrowings to finance investments. At present, the Company has term and revolving credit facilities available to it totalling $143 million. As of March 7, 1994, $73 million of this amount was outstanding, $61.6 million was available to be drawn and $8.4 million will be available to be drawn upon receipt by the Company's lenders of certain material relating to the borrowing base. Of the $73 million of indebtedness outstanding, $40 million is outstanding under a revolving line of credit and $33 million is outstanding under a term loan facility. All outstanding borrowings are at variable interest rates determined by formulae based upon the London Interbank Offered Rate, prime or some other generally recognized interest rate standard. Fluctuations in interest rates on all of the outstanding term indebtedness have been limited by hedging arrangements so that the maximum rates payable on the first $100 million of indebtedness is 5.5% per annum.

       At present, the Company's borrowing guidelines established by its Trustees and covenants in various bank agreements prohibit the Company from maintaining a debt to equity ratio of greater than 1.50 to 1. As of March 7, 1994 the Company's debt to equity ratio was .16 to 1. The Declaration prohibits the Company from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of the net assets of the Company, unless approved by a majority of the Independent Trustees. The present debt to equity limitation in the Company's borrowing policies and in various bank agreements may in the future be changed. There can be no assurance that debt capital will in the future be available at reasonable rates to fund the Company's operations or growth.

       Developments Since January 1, 1993.

       January Share Offering. During the first quarter of 1993, the Company sold 10,350,000 Shares in a public offering and received net proceeds of approximately $123 million. The proceeds were used, in part, to prepay $88.5 million in outstanding indebtedness (which resulted in a write off of $3.4 million in deferred finance charges) and, in part, to fund transactions described below.

       Resolution Trust Corporation Mortgage Portfolios. During 1993, the Company acquired two pools of performing loans secured by mortgages on 33 nursing homes or retirement facilities operated by 12 separate companies. Each of these pools was previously held by a bank taken over by the RTC. The total outstanding balances of these loans at the time of purchase was approximately $98 million, and the purchase price of the loans totalled approximately $88.4 million, of which $65.9 million was borrowed from DLJ Mortgage Capital, Inc. ("DLJMC"), an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation. Since they were acquired, four of these loans have been paid in full and the DLJMC loan has been repaid in full. Certain information relating to these transactions is set forth below:

                               HRP Acquisitions of RTC Mortgages
                                    (dollars in thousands)

                                No. of
                              Facilities        Outstanding                 Carrying          Annualized
  Date of     Originating    at Acquisition     Balance at     Purchase     Amount at        Interest at
Acquisition      Bank            (beds)         Acquisition     Price      Dec. 31, 1993    Dec. 31, 1993(1)

May 1993      TransOhio
               Federal            27               $79,883     $72,411        $64,850            $6,705
              Savings Bank      (3,552)

September     San Diego            6                18,200      16,000         13,528             1,623
 1993         Home Federal       (914)
              Savings Bank
- ---------------
(1)    Includes amortization of purchase price discounts.


       SAFECO Portfolio. In June 1993, the Company acquired three nursing homes (428 beds) and related improvement loans for $5.8 million from SAFECO Corporation, an insurance and financial services holding company. The three nursing homes are leased to three separate companies pursuant to leases which have initial terms expiring between 1995 and 2001 and include various additional rent provisions and renewal options. Total minimum annual rent and interest from these facilities is approximately $804,000.

       Sun Healthcare. In November 1993, the Company acquired a 143 bed nursing home in Seattle, Washington, for $5.1 million from Greenery Rehabilitation Group, Inc. ("Greenery"). This facility was immediately leased to Sun Healthcare Group, Inc. ("Sun"). Simultaneously, the Company's existing lease arrangements with Sun for three nursing homes in Connecticut, which had been scheduled to expire in 1997, were combined into one lease which also covers the Seattle facility and the lease term for all four facilities was extended through 2005 with renewal options. The three Connecticut facilities contain 458 beds and were acquired by the Company in 1987 for approximately $15.5 million. The total minimum annual rent payable to the Company for these four facilities is approximately $2.5 million.

       Goldome Mortgage Portfolio. In November 1993, the Company was selected as the winning bidder for a portfolio of performing mortgage loans originated by Goldome Credit Corporation. These loans had a combined principal balance of approximately $29.2 million, maturities between 1994 and 1999, and are secured by mortgages on 18 nursing homes and retirement complexes (1,876 beds) located in eight states and operated by 12 separate companies. In December 1993, the Company acquired all but one of these mortgage loans, with a combined principal balance of $27.9 million, for $26.6 million. In February 1994, the Company acquired the remaining mortgage loan (which related to a property which was damaged by fire prior to the original closing).
Funding for this investment was provided by borrowing under the Company's revolving credit facility and from DLJMC. The annualized interest, including amortization of purchase price discount, is approximately $3.2 million.

       Community Care of America. In December 1993, the Company purchased for $33.4 million and immediately leased to Community Care of America, Inc. ("Community Care") 12 nursing homes and five retirement complexes and provided $26.6 million in financing for the acquisition of an additional 14 nursing homes and one retirement complex by Community Care or its affiliates, secured by mortgages on eleven of the nursing homes or a first lien on the assets of the operator of the nursing homes or its parent. The 26 nursing homes contain 2,183 beds and the six retirement complexes contain 119 units. The purchased facilities have been leased to Community Care for an initial term of ten years, with renewal options totalling an additional 26 years. The loans will mature in 23 years, but may be accelerated by the Company after ten years in certain circumstances. Total minimum rent and interest payments are approximately $6.7 million, plus additional rent commencing in 1996 based upon increases in net patient revenues at the facilities. Community Care's obligations are also secured by a $3.8 million security deposit. Subject to regulatory approvals, the Company may elect, at any time during the term of the loans, to purchase and lease to the borrower any or all of the financed nursing homes.

       December Share Offering. In December 1993, the Company sold 9,000,000 shares in a public offering and received net proceeds of approximately $122 million. The proceeds were used to repay amounts borrowed from DLJMC and to fund the Community Care transaction. In January 1994, the underwriters exercised their overallotment option for 601,500 additional shares, resulting in the Company's receipt of additional net proceeds of approximately $8.3 million.

       Horizon/Greenery Merger. In February 1994, the previously announced merger transaction (the "Horizon/Greenery Merger") between Horizon Healthcare Corporation ("Horizon") and Greenery was consummated.

In connection with this merger:

       - Horizon became the lessee of seven facilities previously leased by the Company to Greenery. The rent for these facilities is substantially the same as that previously paid by Greenery. The initial lease term was extended through June 30, 2005, and Horizon has renewal options totalling an additional 20 years.

       - The Company granted Horizon options to purchase any or all of the seven leased facilities. The options may be exercised at a rate of not more than one facility in any 12 month period and expire December 31, 2003. The option purchase prices are approximately equal to the Company's investment in these facilities.

       - Horizon purchased from the Company three facilities previously leased by Greenery. The purchase price of $28.4 million was paid $23.3 million in cash and the balance of $5.1 million in a note secured by a first mortgage on one of the facilities. The mortgage loan bears interest at 11.5% per annum and matures on December 31, 2000. The Company realized a gain from these sales of approximately $3.9 million.

       - The Company lent Horizon $4.3 million secured by a first mortgage on one facility which Horizon acquired from Greenery in the Horizon/Greenery Merger. The mortgage loan bears interest at 11.5% per annum and matures on December 31, 2000.

       - Horizon assumed management responsibility for three of the Company's facilities in Connecticut previously leased to Greenery. The Company purchased leasehold improvements made at these facilities by Greenery for their net book value of approximately $541,000. The existing leases with Greenery were terminated and the facilities were leased to Connecticut Subacute Corporation II ("CSCII"), a newly organized corporation which is owned by Gerard M. Martin and Barry M. Portnoy, who are Trustees of the Company. The lease with CSCII and the management contract with Horizon will continue for up to five years until the Company locates a substitute operator. Under the terms of the management contract between Horizon and CSCII, Horizon will guarantee the lease payments to the Company, which are approximately equal to the previous lease obligations of Greenery for these facilities.

       - All obligations of Horizon to the Company under the new leases, mortgages and management agreements affecting the former Greenery properties are fully guaranteed by Horizon and are subject to cross collateralization and cross default provisions.

       As a result of the Horizon/Greenery Merger and the related transactions, Horizon has become the tenant or mortgagor of 27% of the Company's total investments and is the largest single operator of the Company's facilities (before taking into account the Marriott Transaction described below).

       New Revolving Credit Facility. In February 1994, the Company closed a new $110 million revolving credit facility from a syndicate of banks (the "New Credit Facility"). The New Credit Facility replaced the Company's existing $40 million revolving credit facility, which was scheduled to mature in January 1995. The New Credit Facility will mature in 1997, unless extended by the parties. Borrowings on the New Credit Facility will bear interest, at the Company's option, at a spread over prime or LIBOR.

       Marriott Transaction. On March 17, 1994, the Company agreed to acquire 14 retirement complexes from affiliates of Host
Marriott Corporation ("HMT") for $320 million, subject to adjustment (the "Marriott Transaction"). The retirement complexes are presently leased to and operated by a subsidiary of Marriott International, Inc. ("Marriott"), and will be acquired by the Company subject to the existing leases. The complexes are located in the following seven states: Florida - five complexes; Virginia - three complexes; Arizona - two complexes; California - one complex; Illinois - one complex; Maryland - one complex; and Texas - one complex. The retirement complexes offer a continuum of services, which may include independent living residences, assisted living and on-site skilled nursing facilities, and contain a total of 3,932 residences or beds. The 14 retirement complexes are triple net leased to a subsidiary of Marriott for initial terms expiring on December 31, 2013, with renewal options extending for an additional 20 years. The leases provide for fixed rent aggregating approximately $28 million per year and additional rentals equal to 4.5% of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and the obligations under the leases to pay rents due to the Company are fully guaranteed by Marriott. In addition to the 14 retirement complexes to be acquired by the Company, the Company and HMT have agreed to negotiate for the possible assumption by the Company of HMT obligations to invest in additional retirement and skilled nursing facility projects to be operated by Marriott; however, there are presently no agreements or understandings concerning assumption of the obligations relating to any specific projects. Upon completion of the Marriott Transaction, Marriott will become the Company's largest single tenant comprising 38% of the Company's total investment portfolio of health care related real estate. Consummation of the Marriott Transaction is subject to certain conditions including regulatory approvals. Although no assurance can be given that the Marriott Transaction will be consummated, the Company presently anticipates that the transaction will close in June 1994.

       The Advisor. The Advisor is wholly owned by Gerard M. Martin and Barry M. Portnoy. Messrs. Martin, Portnoy and Mark J. Finkelstein are the directors of the Advisor, Mr. Finkelstein is the President and Chief Executive Officer, David J. Hegarty is the Executive Vice President, Chief Financial Officer and Secretary and John G. Murray is the Treasurer. These officers of the Advisor are also officers of the Company. The Advisor provides management services and investment advice to the Company. The Advisor's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 332-3990.

       The Advisory Agreement. The following description of the Advisory Agreement is not complete but contains a summary of the material provisions. Reference is made to the Advisory Agreement, as amended, incorporated by reference as an exhibit to this Form 10-K, for a complete statement of its provisions, and the following summary is qualified in its entirety by such reference.

       Under the Advisory Agreement, the Advisor is obligated to use its best efforts to present to the Company a continuing and suitable investment program consistent with the investment policies and objectives of the Company. Subject to its duty of overall management and supervision, the Board of Trustees has delegated to the Advisor the power and duty to, among other things, serve as the Company's investment advisor, investigate and evaluate investment opportunities and recommend them to the Trustees, manage the Company's short-term investments and administer the day-to-day operations of the Company. In performing its services under the Advisory Agreement, the Advisor may utilize facilities, personnel and support services of various of its affiliates.

       Under the Advisory Agreement, the Advisor assumes no responsibility other than to render the services described therein in good faith and is not responsible for any action of the Trustees in following or declining to follow any advice or recommendation of the Advisor. In addition, the Company has agreed to indemnify the Advisor, its shareholders, directors, officers, employees and affiliates against liabilities relating to certain acts or omissions of the Advisor.

       The Advisory Agreement has been renewed annually since December 1987 for successive one year terms with the current term expiring on December 31, 1994. The Advisory Agreement is renewable annually by the Company if a majority of the Independent Trustees determine that the Advisor's performance has been satisfactory. During any renewal term, the Advisory Agreement may be terminated without penalty by either party thereto for any reason upon 60 days' written notice.

       The Advisory Agreement does not restrict the Advisor from engaging in other activities or businesses or from acting as advisor to any other person or entity, including other real estate investment trusts ("REITs"), even though such person or entity has investment policies and objectives similar to those of the Company or competes with the Company. The Advisory Agreement does require the Advisor, upon request by any Trustee, to disclose information concerning certain investments by the Advisor or certain of its affiliates. Although it is not prohibited from doing so, the Advisor has informed the Trustees that it does not presently intend to provide advisory services to any other real estate investment trust and has agreed to inform the Trustees of any change in such intention.

       Compensation to the Advisor. The Declaration provides that the Board of Trustees, including a majority of the Independent Trustees, are to determine the amount of compensation which the Company contracts to pay the Advisor, based upon such factors as it deems appropriate and to review the compensation the Company has agreed to pay the Advisor on an annual basis.

       The Advisory Agreement provides for an annual advisory fee equal to 0.70% of the Company's Average Invested Capital, as defined in the Advisory Agreement, up to $250 million, and 0.50% of Average Invested Capital equal to or exceeding $250 million; and an annual incentive fee based upon a formula relating to the Company's cash flow available for distribution. The Advisor's fee will be waived to the extent necessary to limit the Company's total annual operating expenses to the greater of (i) 2% of Average Invested Capital or (ii) 25% of the Company's Net Income determined as set forth in the Advisory Agreement. Beginning with 1994, the Advisor's incentive fee will be paid in restricted shares of the Company's stock. The aggregate advisory fees paid to the Advisor for the year ended December 31, 1993, were $2.6 million, of which approximately $1.1 million was attributable to investments in Greenery, and approximately $200,000 was attributable to investments in Connecticut Subacute Corporation ("CSC").

       The Advisor is required to pay certain fees and expenses of directors, officers and employees of the Advisor (except fees and expenses of such persons who are Trustees or officers of the Company incurred in their capacities as Trustees and officers of the Company) and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement.
The Advisor is also obligated to pay its own rent, utilities and other office and overhead expenses, except to the extent such expenses relate solely to an office maintained by the Company separate from the office of the Advisor. The Company is required to pay all other expenses, including the costs and expenses of acquiring, owning and disposing of the Company's real estate interests, such as appraisal, reporting, audit and legal fees, and its costs of borrowing money, and the costs of securities listing, transfer, registration and compliance with reporting requirements.

       Employees. As of March 16, 1994, the Company had no employees. The Advisor, which administers the day-to-day operations of the Company, has thirteen full-time employees and one part-time employee.

       Regulation and Reimbursement; Competition. Compliance with federal, state and local statutes and regulations governing health care facilities is a prerequisite to continuation of health care operations at the Properties. In addition, the health care industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

       Certificate of Need and Licensure. Most states in which the Company has or may invest require certificates of need ("CONs") prior to expansion of beds or services, certain capital expenditures, and in some states, a change in ownership. CON requirements are not uniform throughout the United States.
Changes in CON requirements may affect competition, profitability of the Properties and the Company's opportunities for investment in health care facilities.

       State licensure requirements, including regulations providing that commonly controlled facilities are subject to delicensure if one such facility is delicensed, also affect facilities in which the Company invests. The Company believes that each facility in which it has invested is appropriately licensed. Although each of the facilities has from time to time received notices of non-compliance with certain standards, and certain facilities in Connecticut, Massachusetts and North Carolina are subject to provisional or probationary licenses, the Company believes that such actions have not, in fiscal year 1993 and through the date hereof, had any material adverse effect on the operations of the Company. By agreement on February 11, 1994, Horizon's licenses to operate the Massachusetts facilities leased to it will be probationary subject to certain conditions. The probationary license agreement resolves an initial denial of Horizon's application for a determination of suitability for licensure.

       An increasing number of legislative proposals have been introduced in Congress that would effect major reforms of the health care system. In 1993, the Clinton administration and members of Congress introduced far-reaching health-care reform legislation, including the proposed Health Security Act. The proposals include universal health coverage, employer mandated insurance, group health insurance for small businesses, a single government health insurance plan and cost-containment. The Company cannot predict whether any such legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the business of the lessees, the mortgagors or the Company. Moreover, Congress has investigated the head injury rehabilitation industry, and regulatory and other inquiries about, and legislative proposals for greater regulation of, the head injury rehabilitation industry are in progress. The Company cannot predict the effect of congressional or other investigations or the adverse publicity resulting therefrom on providers of head injury rehabilitation, whether other reviews will be initiated or, if initiated, their outcome. An adverse determination concerning licensure or eligibility for government reimbursement of any operator could materially adversely affect that operator, its affiliates and the Company. In addition, federal and state civil and criminal anti-fraud and anti-kickback laws and regulations govern financial activities of health care providers and enforcement proceedings have increased. If any operator of the Company's Properties were to fail to comply with such laws or regulations, it, and therefore the Company, could be materially adversely affected unless and until the Company were able to re-lease or sell the affected Property or Properties on favorable terms.

       Reimbursement. Reimbursement for health care services derives principally from the following sources: Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; Medicaid, a medical assistance program for indigent persons operated by individual states with the financial participation of the federal government; health and other insurance plans, including health maintenance organizations; and private funds. These reimbursement sources are generally contingent upon compliance with state CON and licensure regulations and with extensive federal requirements for Medicare and Medicaid participation.

       Medicaid programs provide significant current revenues of nursing facilities. Medicare is not presently a major source of revenue for the Company's lessees and mortgagors. The Medicaid program is subject to change and affected by funding restrictions and budget shortfalls which may materially decrease rates of payment or delay payment. There is no assurance that Medicaid or Medicare payments will remain constant or be sufficient to cover costs allocable to Medicare and Medicaid patients. The operators of the Properties appeal reimbursement rates from time to time. The Company cannot predict whether such appeals, if decided adversely, would have any material effect upon the respective financial positions of the operators.

       Other. Federal law limits Medicare and Medicaid reimbursement for capital costs related to increases in the valuation of capital assets solely as a result of a change of ownership of nursing facilities, and numerous states use more restrictive standards to limit Medicaid reimbursement of capital costs. Effective October 1, 1993, Medicare eliminated reimbursement of return on equity capital for Medicare skilled nursing homes. Some state Medicaid programs also do not provide for return on equity capital. In addition, a seller is liable to the Medicare program, and in certain states may also be liable to the Medicaid program, for recaptured depreciation. Such limitations may adversely affect the resale value of some Properties owned or financed by the Company.

       Effective October 23, 1992, DHHS issued final regulations which limit the amount of Medicare reimbursement available to a facility for rental or lease expenses paid after a purchase lease transaction to that amount which would have been reimbursed as capital costs had the provider retained legal title to the facility. Limitations on rental expenses contained in the regulations may adversely affect the financial feasibility of future purchase lease transactions by denying Medicare and Medicaid reimbursement for additional rental expenses.

       It is not possible to predict the content, scope or impact of future legislation, regulations or changes in reimbursement or insurance coverage policies which might affect the health care industry.

       Competition. The Company is one of several REITs currently investing primarily in health care related real estate. The
REITs compete with one another in that each is continually seeking attractive investment opportunities in health care facilities. The Company also competes with banks, non-bank finance companies, leasing companies and insurance companies.

       In addition, the Company competes with the operators of its Properties in connection with the expansion of their businesses. Although each of the operators may offer investment opportunities to the Company, each of the operators or its affiliates will, in fact, compete with the Company (as well as with others) for investment opportunities. The operators may own facilities that are not mortgaged or leased to the Company. An operator, or an affiliate thereof, could preferentially place patients or operate special service programs in facilities other than those included among the Properties. Such preferential treatment and/or new programs could adversely affect the revenues derived by the Company under its mortgages and leases.

Federal Income Tax Considerations

       The Company intends to be and remain qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The following is a general summary of the Code provisions governing the federal income tax treatment of REITs. These provisions are highly technical and complex and this summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. Each shareholder therefore is urged to consult his own tax advisor with respect to the federal income tax and other tax consequences of the purchase, holding and sale of shares of beneficial interest of the Company.

       The Company has obtained legal opinions that the Company has been organized in conformity with the requirements for qualification as a REIT, has qualified as a REIT for its 1987, 1988, 1989, 1990, 1991 and 1992 taxable years, and that its current and anticipated investments and its plan of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. Actual qualification of the Company as a REIT, however, will depend upon the Company's continued ability to meet, and its meeting, through actual annual operating results, the various qualification tests imposed under the Code and discussed below. No assurance can be given that the actual results of the Company's operation for any one taxable year will satisfy such requirements.

Taxation of the Company. If the Company qualifies for taxation as a REIT and distributes to its shareholders at least 95% of its "real estate investment trust taxable income", it generally will not be subject to federal corporate income taxes on the amount distributed. However, a REIT is subject to special taxes on the net income derived from "prohibited transactions." In addition, property acquired by the Company as the result of a default or imminent default on a lease or mortgage is classified as "foreclosure property". Certain net income from foreclosure property held by the Company for sale is taxable to it at the highest corporate marginal tax rate then prevailing.

       Section 856(a) of the Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable, but for Sections 856 through 859 of the Code, as a domestic corporation;
(4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) which is not closely held as determined under the personal holding company stock ownership test (as applied with one modification); and (7) which meets certain other tests, described below. Section 856(b) of the Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. By reason of condition (6) above, the Company will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding Shares are owned directly or indirectly by five or fewer individuals. To help maintain conformity with condition (6), the Company's Declaration of Trust (the "Declaration") contains certain provisions restricting share transfers and giving the Board of Trustees power to redeem shares involuntarily.

       It is the expectation of the Company that it will have at least 100 shareholders during the requisite period for each of its taxable years. There can, however, be no assurance in this connection and, if the Company has fewer than 100 shareholders during the requisite period, condition (5) described above will not be satisfied, and the Company would not qualify as a REIT during such taxable year.

       For taxable years beginning after 1993, the rule that an entity will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding shares is owned directly or indirectly by five or fewer individuals has been liberalized in the case of a qualified pension trust owning shares in a REIT. Under the new rule, the requirement is applied by treating shares in a REIT held by such a pension trust as held directly by its beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing its qualification as a REIT. However, if a REIT is a "pension-held REIT" as defined in the new law, each pension trust holding more than 10% of its shares (by value) generally will be taxable on a portion of the dividends it receives from the REIT, based on the ratio of the REIT's gross income for the year which would be unrelated trade or business income if the REIT were a qualified pension trust to the total gross income of the REIT for the year. A "pension-held REIT" is one in which at least one qualified pension trust holds more than 25% (by value) of the interests by value, or a combination of qualified pension trusts each of which owns more than 10% by value of the REIT together holds more than 50% of the REIT interests by value.

       To qualify as a REIT for a taxable year under the Code, the Company must elect to be so treated and must meet other requirements, certain of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of the Company's assets, and the distribution of its income to shareholders. The Company has made such election for 1987 (its first full year of operations) and such election, assuming continuing compliance with the qualification tests discussed herein, continues in effect for subsequent years.

       There are three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property") or mortgages on real property. When the Company receives new capital in exchange for its shares (other than dividend reinvestment amounts) or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of such new capital in stock or a debt instrument, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements, and gain from the sale or disposition of stock, securities, or real property or from any combination of the foregoing. Third, short-term gain from the sale or other disposition of stock or securities, including, without limitation, stock in other REITs, dispositions of interest rate swap or cap agreements, and gain from certain prohibited transactions or other dispositions of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income. (This rule does not apply for a year in which the REIT is completely liquidated, as to dispositions occurring after the adoption of a plan of complete liquidation.) For purposes of these rules, income derived from a "shared appreciation provision" is treated as gain recognized on the sale of the property to which it relates. Even though the Company's present mortgages do not contain shared appreciation provisions, the Company may make mortgage loans which include such provisions.

       The Company temporarily invests working capital in short-term investments, including shares in other REITs.
Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see discussion above of the "new capital" rule under the 75% test). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would be subject to the limitations imposed by the 30% gross income test.

       In order to qualify as "rents from real property," the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales. The Code also provides that rents will not qualify as "rents from real property," in satisfying the gross income tests, if the REIT owns 10% or more of the tenant, whether directly or under certain attribution rules. The Company intends not to lease property to any party if rents from such property would not so qualify. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company's shares and more than 10% of the stock of a lessee would result in lessee rents not qualifying as "rents from real property". The Declaration provides that transfers or purported acquisitions, directly or by attribution, of shares that could result in disqualification of the Company as a REIT are null and void and permits the Trustees to repurchase shares to the extent necessary to maintain the Company's status as a REIT. Nevertheless, there can be no assurance such provisions in the Declaration will be effective to prevent the Company's REIT status from being jeopardized under the 10% rule. Furthermore, there can be no assurance that the Company will be able to monitor and enforce such restrictions, nor will shareholders necessarily be aware of shareholdings attributed to them under the attribution rules. Although the Advisor owns shares of the Company (and Greenery and Continuing Healthcare Corporation ("CHCC") formerly owned shares of the Company), the Company has received a legal opinion that, while the matter is not entirely free from doubt, under the Code, the relevant regulations, and the existing facts concerning share ownership and other matters as they have been represented to legal counsel, the Company for all periods will not have been treated as owning more than 10% of the Advisor, Greenery or CHCC. Greenery, CHCC, the Advisor, Barry M. Portnoy and Gerard M. Martin, have each represented to the Company that he or it is aware of the 10% rule and the accompanying attribution rules, and will take no action which would jeopardize favorable tax treatment of the Company's rental income on account of the 10% rule.

       An issue could have arisen concerning whether rents received from Greenery in 1987 were "rents from real property" in light of certain options held by the Advisor during a portion of 1987. Considering the factual aspects of the matter, certain representations made by the Independent Trustees, and applicable legal authority, the Company has received a legal opinion that, while the matter is not entirely free from doubt, the options formerly held by the Advisor would at no time have been regarded as outstanding for stock attribution purposes, and therefore would not have jeopardized the qualification of the rents received from Greenery in 1987 as "rents from real property."

       In addition, the Company must not manage the property or furnish or render services to the tenants of such property, except through an independent contractor from whom the company derives no income. There is an exception to this rule permitting a REIT to perform certain customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income".

       If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the property which is rented. If rent payments do not qualify, for the reasons discussed above, as rents from real property for the purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% or 75% gross income tests and qualify as a REIT. Finally, in order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

       If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if its failure to meet such test was due to reasonable cause and not due to willful neglect, it attaches a schedule of the sources of its income to its return, and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. If these relief provisions apply, a special tax generally equal to 100% is imposed upon the greater of the amount by which the Company failed the 75% test or the 95% test, less an amount which generally reflects the expenses attributable to earning the nonqualified income.

       At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities (other than those includable in the 75% asset class). Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities.

       Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company intends to maintain adequate records of the value of its assets to maintain compliance with the 25% asset test, and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

       The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of
(A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income", it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the calendar year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision.
Dividends declared in October, November, or December and paid during the following January will be treated as having been paid and received on December 31.

       It is possible that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirements, due to timing differences between the actual receipt of income and actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at "real estate investment trust taxable income" of the Company on the other hand. The problem of inadequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing, or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized.

       Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. The Company may be able to avoid being taxed on amounts distributed as deficiency dividends; however, the Company may in certain circumstances remain liable for the 4% excise tax discussed above.

       The Company is also required to request annually from record holders of certain significant percentages of its shares certain information regarding the ownership of such shares. Under the Declaration, shareholders are required to respond to such requests for information.

       Federal Income Tax Treatment of Leases. The availability to the Company of, among other things, depreciation deductions with respect to the facilities owned and leased by the Company will depend upon the treatment of the Company as the owner of the facilities and the classification of the leases of the facilities as true leases, rather than as sales or financing arrangements, for Federal income tax purposes. As to the approximately 5% of the leased facilities which constitutes personal property, it is less clear that the Company will be treated as the owner of such personal property and that the leases will be treated as true leases with respect to such property. The Company plans to insure its compliance with the 95% distribution requirement (and the "required distribution" requirement) by making distributions on the assumption that it is not entitled to depreciation deductions for the 5% of the leased facilities which constitute personal property, but to report the amount of income taxable to its shareholders by taking into account such depreciation.

       Other Issues. In the case of certain sale-leaseback arrangements, the IRS could assert that the Company realized prepaid rental income in the year of purchase to the extent that the value of a leased property exceeds the purchase price paid by the Company for that property. In litigated cases involving sale-leasebacks which have considered this issue, courts have concluded that buyers have realized prepaid rent where both parties acknowledged that the purported purchase price for the property was substantially less than fair market value and the purported rents were substantially less than the fair market rentals. Because of the lack of clear precedent, complete assurance cannot be given that the IRS could not successfully assert the existence of prepaid rental income.

       Additionally, it should be noted that Code Section 467 (concerning leases with increasing rents) would apply to the leases because many of the leases provide for rents that increase from one period to the next. Section 467 provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual were required, the Company would recognize rental income in excess of cash rents and, as a result, may fail to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of Federal income tax. Because Section 467 directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, the additional rent provisions of the leases should not cause the leases to be "disqualified leaseback agreements". In addition, the legislative history of Section 467 indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed not motivated by tax avoidance; this legislative history indicated that a standard allowing a 10% fluctuation in rents may be too restrictive for real estate leases.

       Depreciation of Properties. For tax purposes, the Company's real property generally is depreciated over 40 years and personal property owned by the Company generally is depreciated over 12 years.

       Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates (plus any applicable minimum tax). Distributions to shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

       Taxation of United States Shareholders--Generally. As long as the Company qualifies as a REIT, distributions (including reinvestments pursuant to the Company's dividend reinvestment plan) made to the Company's shareholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income (which will not be eligible for the 70% dividends received deduction for corporations). Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year although corporate shareholders may be required to treat up to 20% of any such capital gain dividend as ordinary income pursuant to Section 291 of the Code. For purposes of computing the Company's earnings and profits, depreciation on real estate is computed on a straight-line basis (over 40 years for property acquired after 1986). Distributions in excess of current or accumulated earnings and profits will not be taxable to a shareholder to the extent that they do not exceed the adjusted basis of the shareholder's shares, but will reduce the basis of the shareholder's shares. To the extent that such distributions exceed the adjusted basis of a shareholder's shares they will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for not more than one year) assuming the shares are a capital asset in the hands of the shareholder. Shareholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

       Dividends declared by the Company in October, November or December of a taxable year to shareholders of record on a date in such month, will be deemed to have been received by such shareholders on December 31, provided the Company actually pays such dividends during the following January. The Company has, however, generally declared dividends for the quarter ended December 31 in January of the following year and paid these dividends in the following February. As a result, for tax purposes, the dividend for any calendar year will generally include the dividends for the first three quarters of that year plus the dividend for the fourth quarter of the prior year. For tax purposes, dividends paid in 1987, 1988, 1989, 1990, 1991, 1992 and 1993 aggregated $1.085, $.840, $1.13, $1.16, $1.22,
$1.25 and $1.29, respectively, of which $.289, $.065, $.332,
$.267, $.104, $.218 and $.335, respectively, represented a return of capital.

       A sale of a share will result in recognition of gain or loss to the holder in an amount equal to the difference between the amount realized and its adjusted basis. Such a gain or loss will be capital gain or loss, provided the share is a capital asset in the hands of the seller. In general, any loss upon a sale or exchange of shares by a shareholder who has held such shares for not more than one year (after applying certain rules), will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such shareholders as long-term capital gain.

       Investors (other than certain corporations) who borrow funds to finance their acquisition of Shares in the Company could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred in such an arrangement. Under Code
Section 163(d), interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the taxpayer's net investment income. An investor's net investment income will include the dividend and capital gain dividend distributions he receives from the Company; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

       In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a real estate investment trust to a tax-exempt employee's pension trust did not constitute "unrelated business taxable income". Revenue rulings are interpretive in nature and subject to revocation or modification by the IRS. However, based upon Revenue Ruling 66-106 and the analysis therein, the Company has received an opinion of counsel that distributions by the Company to qualified pension plans (including individual retirement accounts) and other tax-exempt entities should not constitute "unrelated business taxable income," except as explained above in the case of a pension trust which holds more than 10% by value of a "pension-held REIT". This Revenue Ruling may not apply if a shareholder has borrowed money to acquire shares.

       Under Section 469 of the Code, taxpayers (other than certain corporations) generally will not be entitled to deduct losses from so-called passive activities except to the extent of their income from passive activities. For purposes of these rules, distributions received by a shareholder from the Company will not be treated as income from a passive activity and thus will not be available to offset a shareholder's passive activity losses.

       Tax preference and other items which are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under regulations which are to be prescribed. It is likely that these regulations would require tax preference items to be allocated to the Company's shareholders with respect to any accelerated depreciation claimed by the Company, but the Company has not claimed accelerated depreciation with respect to its existing Properties.

       Foreign Shareholders. The preceding discussion does not address the Federal income tax consequences to foreign shareholders of an investment in the Company. Foreign shareholders in the Company should consult their own tax advisors concerning the application to them of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), which altered the Federal income tax treatment of shares in REITs held by foreign shareholders. The Company will qualify as a "domestically-controlled REIT" so long as less than 50% in value of its shares are held directly or indirectly (under Code attribution rules) by foreign persons at all times during the period under review. If the Company qualifies as a "domestically-controlled REIT", gain from the sale of shares by a nonresident alien individual or foreign corporation should not be subject to U.S. taxation, unless (i) such person is an individual who is present in the United States for 183 days or more during the taxable year of disposition and either such individual has a "tax home" in the United States or the gain is attributable to an office or other fixed place of business maintained by such individual in the United States or (ii) such gain is effectively connected with the conduct by such person of a trade or business in the United States. Distributions of cash to foreign persons generated by the Company's real estate operations, which are not attributable to gain from sales or exchanges by the Company of U.S. real property interests, generally will be subject to U.S. withholding tax at a rate of 30%, or any applicable treaty rates. Foreign shareholders receiving distributions which have been subject to such withholding taxes will be able to claim refunds to the extent the withholding has been imposed on a portion of such distributions representing amounts in excess of current or accumulated earnings and profits. Distributions of proceeds attributable to gain from the Company's sale or exchange of such properties are subject to income and withholding taxes pursuant to FIRPTA. Federal income taxation of foreign shareholders is a highly complex matter that may be affected by many other considerations, including treaty provisions.

       Withholding on Dividends. A form of "backup withholding" is imposed for payments of interest, dividends and payments of gross proceeds by brokers. This withholding applies only if a shareholder, among other things, (i) fails to furnish the Company with his taxpayer identification number certified under penalties of perjury, (ii) furnishes the Company an incorrect taxpayer identification number, (iii) fails properly to report interest or dividends from any source or (iv) under certain circumstances fails to provide the Company or his securities broker with a certified statement, under penalty of perjury, that he is not subject to backup withholding. The withholding rate is 20% of "reportable payments", which include dividends. Shareholders should consult their tax advisors as to their qualification for exemption from withholding and the procedure for obtaining such an exemption. Finally, U.S. persons are required to certify their U.S. status in order to receive dividends without the withholding imposed by FIRPTA.

       The Company reports to its shareholders and the IRS the amount of dividends paid during each calendar year, and the amount of tax withheld, if any.

       Other Tax Consequences. The Company and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside.

       There may be other Federal, state, local or foreign income, or estate and gift, tax considerations applicable to the circumstances of a particular investor. Shareholders should consult their own tax advisors with respect to such matters.

ERISA Plans, Keogh Plans and Individual Retirement Accounts

       General Fiduciary Obligations. Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA") ("ERISA Plan") must consider whether their investment in the Company's shares satisfies the diversification requirements of ERISA, whether the investment is prudent in light of possible limitations on the marketability of the shares, whether such fiduciaries have authority to acquire such shares under the appropriate governing instrument and Title I of ERISA, and whether such investment is otherwise consistent with their fiduciary responsibilities. Any ERISA Plan fiduciary should also consider ERISA's prohibition on improper delegation of control over or responsibility for "plan assets." Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, such fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of such a violation (the "Fiduciary Penalty"). Also, fiduciaries of any Individual Retirement Account ("IRA"), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA because it does not cover common law employees ("Non-ERISA Plan") should consider that such an IRA or non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisers if they have any concern as to whether the investment is inconsistent with any of the foregoing criteria.

       Prohibited Transactions. Fiduciaries of ERISA Plans and persons making the investment decision for an IRA or other Non-ERISA Plan should also consider the application of the prohibited transaction provisions of ERISA and the Code in making their investment decision. Sales and certain other transactions between an ERISA Plan, IRA, or other Non-ERISA Plan and certain persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan, IRA, or other Non-ERISA Plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA Plans, may also result in the imposition of an excise tax under the Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the ERISA or Non-ERISA Plan or IRA. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA is maintained (or his beneficiary), the IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to such individual in a taxable distribution (and no excise tax will be imposed) on account of the prohibited transaction. Fiduciary shareholders should consult their own legal advisers if they have any concern as to whether the investment is a prohibited transaction.

       Special Fiduciary and Prohibited Transactions Considerations. On November 13, 1986 the Department of Labor ("DOL"), which has certain administrative responsibility over ERISA Plans as well as over IRAs and other Non-ERISA Plans, issued a final regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA Plan or IRA acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA or Non-ERISA Plan's or IRA's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

       The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold pursuant to an effective registration statement under the Securities Act of 1933 (provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred.) The Company's shares have been registered under the Securities Exchange Act of 1934.

       The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control.

       The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect a finding that such securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include: any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification of the Company for Federal or state tax purposes, or would otherwise violate any state or Federal law or court order; any requirement that advance notice of a transfer or assignment be given to the Company and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence; any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer. The Company believes that the restrictions imposed under the Declaration on the transfer of shares do not result in the failure of the shares to be "freely transferable." Furthermore, the Company believes that at present there exist no other facts or circumstances limiting the transferability of the shares which are not included among those enumerated as not affecting their free transferability under the regulation, and the Company does not expect or intend to impose in the future (or to permit any person to impose on its behalf) any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions. However, the final regulation only establishes a presumption in favor of a finding of free transferability, and no guarantee can be given that the DOL or the Treasury Department will not reach a contrary conclusion.

       Assuming that the shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of the shares, the Company has received an opinion of counsel that the shares should not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under the Declaration and that under the regulation the shares are publicly offered securities and the assets of the Company will not be deemed to be "plan assets" of any ERISA Plan, IRA or other Non-ERISA Plan that invests in the shares.

       If the assets of the Company are deemed to be plan assets under ERISA, (i) the prudence standards and other provisions of
Part 4 of Title I of ERISA would be applicable to investments made by the Company; (ii) the person or persons having investment discretion over the assets of ERISA Plans which invest in the Company would be liable under the aforementioned Part 4 of Title I of ERISA for investments made by the Company which do not conform to such ERISA standards unless the Advisor registers as an investment adviser under the Investment Advisers Act of 1940 and certain other conditions are satisfied; and (iii) certain transactions that the Company might enter into in the ordinary course of its business and operation might constitute "prohibited transactions" under ERISA and the Code.


Item 2.       Properties.

       General. Approximately 64% of the Company's total investments are in nursing homes providing long-term care or retirement complexes, 31% of the Company's total investments are in nursing homes providing subacute and other specialty rehabilitation services and 5% are in psychiatric facilities. The Company believes that the physical plant of each of the facilities in which it has invested is suitable and adequate for its present and any currently proposed uses.

       The following table summarizes certain information about the Properties as of December 31, 1993. All dollar figures are in thousands.


REAL ESTATE OWNED:

                                                           Purchase Price/
                       No. of            No. of            Mortgage             Minimum
Location               Facilities         Beds             Investment           Rent/Interest

Rehabilitation
Facilities
  Connecticut              4               660               $42,450             $5,709
  Louisiana                1               118                24,376              3,065
  Massachusetts            5               762                82,064             10,044
  Michigan                 1               189                 7,051                827
  Pennsylvania             1               120                15,599              1,951

Long-Term Care and
Retirement Facilities

  Arizona                  3               320                 6,219                911
  California               9             1,140                26,549              3,888
  Colorado                 5               707                19,390              2,546
  Connecticut              5               867                40,137              4,804
  Illinois                 1               230                 2,711                397
  Iowa                    10               676                14,119              1,691
  Kansas                   1                83                 2,209                252
  Massachusetts            2               334                21,760              2,752
  Missouri                 2               215                 3,178                498
  Ohio                     2               400                 9,840              1,168
  South Dakota             3               381                 7,589              1,111
  Washington               1               143                 5,125                611
  Wisconsin                7             1,026                22,977              3,365
  Wyoming                  3               243                 6,459                758

Psychiatric
Facilities

  Kentucky                 1                94                18,373
  North Carolina           1                64                 6,636              3,377

Total Real Estate:        68             8,772              $384,811            $49,705

MORTGAGE INVESTMENTS:

Long-Term Care and
Retirement Facilities

  Alabama                  2               171               $ 3,601             $  324
  California               6             1,011                15,112              1,936
  Colorado                 5               389                13,600              1,564
  Connecticut              *                                   1,215                 85
  Florida                  1                58                   965                114
  Georgia                  4               533                 6,883                826
  Indiana                 10             1,229                27,317              2,828
  Iowa                     *                                      59                  3
  Kansas                   3               346                 6,311                760
  Kentucky                 1                90                 1,362                162
  Louisiana                4               387                 8,027              1,275
  Nebraska                12               834                16,925              1,747
  North Carolina           9               879                16,389              1,563
  Ohio                     7*               903               17,419              2,916
  Pennsylvania             1               120                 2,891                297
  South Carolina           1               102                   886                106
  Tennessee                1                78                 1,077                110
  Texas                    7               668                 6,959              1,171
  Wisconsin                2               366                10,283              1,506

Total Mortgages:          76             8,164              $157,281            $19,293
________________
*  Amounts represent or include notes receivable related to improvements to owned Property, above.

The Lessees and the Mortgagors.

       The Company's financial condition depends upon both the financial condition of the Properties and the financial condition of the operators of the Properties. The Company believes that its lessees and mortgagors are able to meet their obligations under their respective leases and mortgages. The following operators individually account for 5% or more of the Company's investments.

       Horizon. After completion of the Horizon/Greenery Merger, the Company has invested $140.7 million or 27% of total investments in 12 Properties (1,738 beds) operated by Horizon. The occupancy of these facilities was approximately 87% and the total minimum annual rent and interest due the Company in 1994 for these facilities is $24.6 million. Horizon was formed in July 1986 by former senior officers of The Hillhaven Corporation. As of March 1, 1993, Horizon operated 104 facilities located in 18 states. Horizon's common stock is listed on the New York Stock Exchange ("NYSE").

       GranCare. The Company has invested $87 million or 16% of total investments in 27 Properties (3,908 beds) operated by GranCare, Inc. ("GranCare"). The occupancy of these facilities was approximately 89% and the total minimum annual rent and interest due the Company for these facilities is $12.7 million. GranCare operates 84 health care facilities and various ancillary businesses. GranCare Properties in which the Company has invested are operated by AMS Properties, Inc. ("AMSP") and GCI Healthcare Centers, Inc. ("GCI"), each an indirect wholly owned subsidiary of GranCare. The only business of AMSP and GCI is operation of its respective GranCare Properties. The obligations of AMSP and GCI to the Company are secured by a pledge of one million Shares and by guarantees from GranCare and certain of its affiliates. GranCare's common stock is listed on the NYSE.

       Community Care of America. Community Care is a new corporation organized by certain present and former senior officers of Integrated Health Services, Inc. and venture capital investors. The Company invested approximately $60 million, or 11% of total investments, in 26 nursing homes (2,183 beds) and six retirement housing projects (119 units) operated by Community Care. The occupancy of these facilities was approximately 88%; and the total minimum annual rent and interest due to the Company for these facilities is approximately $6.7 million.

       Connecticut Subacute. The Company has invested $32.4 million, or 6% of total investments, in three Properties (480 beds) operated by Connecticut Subacute Corporation ("CSC") and $34.7 million, or 7% of total investments, in three Properties (585 beds) operated by CSCII. CSC and CSCII are owned by Barry
M. Portnoy and Gerard M. Martin, trustees of the Company. CSC and CSCII have agreed to lease these properties from the Company until the Company locates other suitable operators. The occupancy was approximately 94% (93% for CSC; 95% for CSCII); and the total annual rent to the Company for these facilities is $8.6 million ($4.5 million for CSC; $4.1 million for CSCII). Horizon guarantees CSCII's obligations to the Company for up to five years.

Item 3.       Legal Proceedings.

       The Company may be subject to routine litigation in the ordinary course of business. It is not presently subject to any legal proceedings which would result in material losses to the Company. The Company knows of no proceedings contemplated by governmental authorities relating to the Company.


Item 4.       Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Form 10-K.


                                            PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.

       The Company's Shares are traded on the New York Stock Exchange (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for the Shares as reported in the New York Stock Exchange Composite Transactions reports.

                                                   High                  Low


1992
       First Quarter...........                   14 3/4                10 7/8
       Second Quarter..........                   12 1/8                 8 7/8
       Third Quarter...........                   12 1/2                11
       Fourth Quarter..........                   12 1/2                11 1/4

1993
       First Quarter...........                   15                    11 3/8
       Second Quarter..........                   14                    12
       Third Quarter...........                   15 1/8                12 1/2
       Fourth Quarter..........                   16 3/4                14

       The closing price of the Shares on the New York Stock
Exchange on March 2, 1994 was $15-3/8.

       As of March 2, 1993, there were 3,266 holders of record of the Shares and the Company estimates that as of such date there were in excess of 30,000 beneficial owners of the Shares.

Dividends declared with respect to each period for the two most recent fiscal years and the amount of such dividends and the respective annualized rates are set forth in the following table.

                                                         Annualized
                                     Dividend            Dividend
                                     Per Share             Rate

1992
    First Quarter......                 $.31               $1.24
    Second Quarter.....                  .31                1.24
    Third Quarter......                  .32                1.28
    Fourth Quarter.....                  .32                1.28

1993
    First Quarter......                  .32                1.28
    Second Quarter.....                  .32                1.28
    Third Quarter......                  .33                1.32
    Fourth Quarter.....                  .33                1.32


       All dividends declared have been paid. The Company intends to continue to declare and pay future dividends on a quarterly basis.

       In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make distributions to shareholders which annually will be at least 95% of the Company's "real estate investment trust taxable income" (as defined in the Code). All distributions will be made by the Company at the discretion of the Board of Trustees and will depend on the earnings of the Company, the cash flow available for distribution, the financial condition of the Company and such other factors as the Board of Trustees deems relevant. The Company has in the past distributed, and intends to continue to distribute, substantially all of its "real estate investment trust taxable income" to its shareholders.

       Dividends declared and paid by the Company in the past have exceeded earnings and profits and are expected to do so in the future. For tax purposes, in these circumstances, each dividend distribution paid with respect to a year is apportioned between a taxable dividend and a tax-free return of capital. This apportionment of each year's dividend is the same ratio as the current and accumulated tax earnings and profits of the Company bears to the Company's total dividend distributions with respect to such year. The portion of a distribution treated as tax-free return of capital reduces a shareholder's basis in his Shares.
The Company reported that 26% of dividends paid with respect to 1993 is considered a return of capital. For income tax purposes, the dividend paid on February 25, 1994, with respect to cash available for distribution for the final quarter of fiscal year 1993, is considered a 1994 dividend, and the dividend paid on February 23, 1993, with respect to cash available for distribution for the final quarter of 1992, is considered a 1993 dividend.

       Maryland law permits a REIT to provide, and the Declaration provides, that no Trustee, officer, shareholder, employee or agent of the Company shall be held to any personal liability, jointly or severally, for any obligation of or claim against the Company, and that, as far as practicable, each written agreement of the Company is to contain a provision to that effect. Despite these facts counsel has advised the Company that in some jurisdictions the possibility exists that shareholders of a non-corporate entity such as the Company may be held liable for acts or obligations of the Company. Counsel has advised the Company that the State of Texas may not give effect to the limitation of shareholder liability afforded by Maryland law, but that Texas law would likely recognize contractual limitations of liability such as those discussed above. The Company intends to conduct its business in a manner designed to minimize potential shareholder liability by, among other things, inserting appropriate provisions in written agreements of the Company; however, no assurance can be given that shareholders can avoid liability in all instances in all jurisdictions.

       The Declaration provides that, upon payment by a shareholder of any such liability, the shareholder will be entitled to indemnification by the Company. There can be no assurance that, at the time any such liability arises, there will be assets of the Company sufficient to satisfy the Company's indemnification obligation. The Trustees intend to conduct the operations of the Company, with the advice of counsel, in such a way as to minimize or avoid, as far as practicable, the ultimate liability of the shareholders of the Company. The Trustees do not intend to provide insurance covering such risks to the shareholders.

Item 6.   Selected Financial Data.

       Set forth below are selected financial data for the Company for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K. Amounts are in thousands, except per Share information.

                                               Year Ended December 31,
                                      1989           1990          1991           1992        1993

Operating Statement
Data:

Total revenues........              $23,233        $32,872       $43,835        $48,735       $56,485
Net income............                7,900         14,280        22,079         27,243        33,417
Cash flow available for
  distribution(1).....               12,561         19,467        30,059         36,853        47,578
Dividends declared....               13,137         18,927        27,179         33,079        44,869

Per Share:
   Net income..........             $   .76        $   .89       $  1.01        $  1.02       $   .97
   Cash flow available for
     distribution(1)...                1.20           1.21          1.38           1.38          1.38
   Dividends declared..                1.14           1.17          1.23           1.26          1.30
Average Shares
  Outstanding.........               10,425         16,088        21,834         26,760        34,407

(1) Cash flow available for distribution is net income plus depreciation and amortization of deferred interest and finance costs. Distributions in excess of net income generally constitute a return of capital.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

Results of Operations

Year Ended December 31, 1993 compared to Year Ended
December 31, 1992

       Total revenues for the year ended December 31, 1993 were $56.5 million, an increase of $7.8 million or 16% over the year ended December 31, 1992. Rental income increased to $46.1 million from $43.0 million and interest income increased to $10.4 million from $5.7 million. Rental income increased as a result of new purchase lease investments, increases in additional rent, and improvement financings during 1993. The growth in interest income is primarily the result of the acquisition since December 1, 1992, of four pools of performing mortgage loans for $133.7 million with a principal balance at the time of acquisition of approximately $148.2 million.

       Net income for 1993 increased to $33.4 million, or $.97 per share, from $27.2 million, or $1.02 per share in the comparable 1992 period. The increase in net income of $6.2 million or 23% during the 1993 period was primarily the result of new investments discussed above and a decrease in total expenses of $2.7 million. On a per share basis, net income decreased slightly during 1993 primarily as a result of non-recurring charges related to the early extinguishment of debt. Debt was retired with the proceeds from the issuance of 10,350,000 and 9,000,000 new shares of the Company's stock during the first and fourth quarters, respectively, of 1993. Total expenses for 1993 were $18.7 million, a decrease of 13% from $21.5 million for the comparable 1992 period. Interest expense decreased $3.2 million as a result of lower average bank borrowings and lower interest rates during the comparable periods. Advisory fees increased by $.4 million as a result of new investments while depreciation and amortization expense remained flat reflecting the fact that the new mortgage investments occurred throughout the year and the significant purchase lease investments occurred near year end.

       The Company's business plan is to maximize cash flow available for distribution to shareholders rather than to maximize net income. Net income is reduced by extraordinary items, if any, depreciation and amortization and other non-cash items which have no impact on the cash flow available for distribution. These items are added back to net income to determine cash flow available for distribution. Dividends are principally determined based on the Company's cash flow available for distribution. The Company's cash flow available for distribution for the years ended December 31, 1993, and 1992 was $47.6 million ($1.38 per share) and $36.9 million ($1.38 per share), respectively. Total cash flow available for distribution for 1993 increased $10.7 million or 29% over the prior year. However, on a per share basis, cash flow available for distribution remained unchanged for the 1993 period compared to the 1992 period, primarily as a result of the 19.4 million new shares of the Company's stock issued in 1993. Dividends declared for the years ended December 31, 1993 and 1992 were $1.30 per share and $1.26 per share, respectively. Dividends in excess of net income constitute a return of capital. For 1993, the return of capital portion was 26% of the dividends.

       Cash flow provided by (used for) operations, investing and financing activities were $46.7 million, ($175.4 million) and $128.6 million, respectively, for the year ended December 31, 1993, and $41.8 million, ($71.9 million) and $2.0 million, respectively, for the year ended December 31, 1992.


Year Ended December 31, 1992 compared to Year Ended
December 31, 1991

       Total revenues for the year ended December 31, 1992 were $48.7 million, an increase of $4.9 million or 11% over the year ended December 31, 1991. Rental income increased to $43.0 million from $36.8 million and interest income decreased to $5.7 million from $7.0 million. Rental income increased primarily as a result of $54.9 million in purchase lease transactions and improvement financing during 1992 and the conversion of a $55.0 million mortgage investment to a $72.3 million purchase lease transaction on March 1, 1991. The change in interest income is primarily the result of the repayment of the $55.0 million mortgage investment on March 1, 1991.

       Net income for 1992 increased to $27.2 million, or $1.02 per share, from $22.1 million, or $1.01 per share in the comparable 1991 period. The increase in net income of $5.2 million or 23% during the 1992 period was primarily the result of new investments discussed above and a decrease in total expenses of $.3 million. On a per share basis, net income increased slightly during 1992 primarily as a net result of new investments made during the year and the issuance of 6,435,500 new shares of the Company's stock in September 1991. Total expenses for 1992 were $21.5 million, a decrease of 1.2% from $21.8 million of the comparable 1991 period. Interest expense decreased $2.3 million as a result of lower bank borrowing and lower interest rates during the comparable periods. Advisory fees increased by $.2 million as a result of new investments since December 31, 1991 and depreciation and amortization expense increased as a result of the purchase lease and improvement financing investments during 1992.

       The Company's cash flow available for distribution for the years ended December 31, 1992, and 1991 was $36.9 million ($1.38 per share) and $30.1 million ($1.38 per share), respectively. Total cash flow available for distribution for 1992 increased $6.8 million or 23% over the prior year. However, on a per share basis, cash flow available from operations remained unchanged for the 1992 period compared to the 1991 period primarily as a net result of new investments and the issuance of 6,435,500 new shares of the Company's stock in September 1991. Dividends declared for the years ended December 31, 1992 and 1991 were $1.26 per share and $1.23 per share, respectively. Dividends in excess of net income constitute a return of capital. For 1992, the return of capital portion was 17% of the dividends.

       Cash flow provided by (used for) operations, investing and financing activities were $41.8 million, ($71.9 million) and $2.6 million, respectively, for the year ended December 31, 1992, and $19.6 million, ($15.1 million) and $27.8 million, respectively, for the year ended December 31, 1991.


Liquidity and Capital Resources

       Assets increased to $527.7 million as of December 31, 1993 from $374.5 million as of December 31, 1992. The increase of $153.2 million or 41% is primarily attributable to new real estate investments of $190.2 million as well as increases in receivables and other assets of $6.2 million, net of $33.6 million of mortgage principal repayments and $9.8 million of depreciation and amortization charges for the year ended December 31, 1993.

       Real estate mortgages, net, increased as a result of a $72.4 million acquisition of performing mortgage loans with a face value of $79.9 million from the Resolution Trust Corporation on May 20, 1993, a $16.0 million acquisition of performing mortgage loans with a face value of $18.2 million from a group of institutional investors on September 27, 1993 and a $26.6 million acquisition of performing mortgage loans with a face value of $27.9 million originated by Goldome Credit Corporation on December 10, 1993. These acquisitions were funded using approximately $22.5 million in cash, $23.0 million borrowed under the Company's revolving line of credit and $69.5 million borrowed under a repurchase facility from DLJ Mortgage Capital, Inc. (DLJMC). The repurchase facility was repaid on December 27, 1993.

       On June 4, 1993, the Company acquired three long term care facilities and related improvement loans pursuant to an Option Agreement with subsidiaries of SAFECO Corporation, for $5.8 million. The three facilities, which include a total of 428 beds in Ohio, Iowa and Missouri, are subject to existing leases with terms expiring between 1995 and 2001 and have several renewal options. This purchase was funded from the Company's available cash.

       On November 1, 1993, the Company purchased a 143 bed long-term care facility in Seattle, Washington for $5.1 million from Greenery Rehabilitation Group, Inc. (Greenery) and simultaneously leased it to Sun Healthcare Group, Inc. (Sun). In addition, the Company and Sun agreed to extend the lease arrangements on three nursing facilities, which had been scheduled to expire in May 1997, through December 2005. The new lease arrangement between the Company and Sun includes all four facilities and provides for annual base rent of approximately $2.5 million plus additional rent beginning in 1995. Sun has renewal options totalling an additional 20 years. Prior to this transaction, the three existing leases were between the Company and Horizon Healthcare Corporation (Horizon) with Sun as sub-lessee to Horizon. This purchase was funded from the Company's available cash.

       On December 30, 1993, the Company completed the financing for Community Care of America, Inc. (Community Care), a privately owned corporation, of 26 nursing homes with 2,183 beds and six retirement apartment complexes with 119 units. The Company provided financing totalling $26.6 million, secured by mortgages on certain Nebraska and Colorado facilities and the stock of a wholly owned subsidiary of Community Care. The Company acquired the remaining facilities for $33.4 million. In addition, the Company has agreed to finance up to $7.3 million for capital improvements to the facilities. The acquired facilities are leased on a triple net basis. The combined minimum annual rent and interest revenue expected from this transaction is $6.7 million.

       On February 11, 1994, the previously announced merger transaction between Horizon and Greenery was consummated. In connection with this merger:

       - Horizon has purchased three facilities for $28.4 million from the Company. This has resulted in a gain to the Company of $3.9 million.

       - The Company has provided Horizon with $9.4 million in first mortgage financing for two facilities in Michigan. These notes bear interest at 11.5% and have balloon maturities in December, 2000.

       - Horizon has leased seven facilities formerly leased to Greenery at minimum rents substantially the same as rent previously paid by Greenery. These leases have 12 year terms and provide renewal options for an additional 20 years.

       - The Company granted Horizon a ten year option to buy, at a rate of up to one facility per year, any or all of the seven facilities now leased to Horizon.

       - Three facilities in Connecticut have been leased to Connecticut Subacute Corporation II (CSC II), a newly formed entity, with lease payments guaranteed by Horizon for up to five years until a replacement operator acceptable to the Company is identified.

       As a result of the merger, Horizon is now the Company's largest tenant accounting for approximately 28% of the Company's total revenues.

       At December 31, 1993, the Company had $13.9 million of cash and cash equivalents. The Company's existing revolving credit facility had a balance of $40.0 million at December 31, 1993, the maximum available under this agreement. On February 25, 1994, the Company closed a new $110 million revolving credit facility from a syndicate of banks. This facility replaces the existing line of credit and has a three year maturity with interest at a spread over LIBOR.

       On December 27, 1993, the Company completed an offering of 9,000,000 common shares of beneficial interest to the public.
The net proceeds of the offering of approximately $121.6 million were used to repay borrowings under the Company's repurchase facility and to fund the Community Care transaction described above. On January 19, 1994, the underwriters exercised their over-allotment option for 601,500 additional shares, resulting in the Company's receipt of additional net proceeds of approximately $8.3 million. Earlier in the year, the Company raised approximately $123.0 million by the issuance of 10,350,000 shares of the Company's stock. The proceeds were used, in part, to repay borrowings outstanding under two term loans of $70.0 million and $18.5 million outstanding under the Company's revolving line of credit.

       As of December 31, 1993, the Company had extended commitments to provide financing totalling approximately $43.2 million. On March 17, 1994, the Company entered into an agreement with affiliates of Host Marriott Corporation to acquire 14 retirement complexes for $320 million, subject to adjustment. The 14 complexes are leased to a wholly owned subsidiary of Marriott International, Inc. ("Marriott") for initial terms expiring on December 31, 2013 plus renewal options extending for an additional 20 years. The complexes will be acquired subject to the existing leases and the obligations to pay rent to the Company under the leases are and will continue to be fully guaranteed by Marriott. At the conclusion of the transaction, Marriott will become the Company's largest single tenant, constituting approximately 38% of the Company's total investment portfolio. The Company intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities, amounts advanced under new interim credit facilities and/or proceeds of other financings. Although no assurance can be given that the Marriott transaction will be consummated, the Company presently anticipates the transaction will close in June 1994.

       The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company believes that the transactions described above will substantially improve the diversity of lessees and mortgagors in its existing portfolio and also improve the credit worthiness of its operators as a group. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of December 31, 1993, the Company's debt as a percentage of total capitalization was approximately 14%.

Impact of Inflation

       Management believes that the Company is not adversely affected by inflation. In the real estate market, inflation would tend to increase the value of the Company's underlying real estate which would be realized at the end of the lessees' fixed terms. In the health care industry, inflation would increase the lessees' and mortgagors' revenues, thereby increasing the Company's additional rent or interest. At December 31, 1993, all of the Company's outstanding debt was protected to a degree if interest rates rise by the use of interest hedging agreements. The Company has interest rate collar agreements which provide for maximum interest rates of approximately 5.5%.


Item 8.       Financial Statements and Supplementary Data

       The financial statements and related notes and reports of independent auditors for the Company are included following Part IV, beginning at page F-1, and identified in the index appearing at Item 14(a). The financial statements and financial statement schedules for Greenery are incorporated by reference to Greenery's Annual Report on Form 10-K for the year ended September 30, 1993, Commission File No. 1-10577. The financial statements and financial statement schedules for GranCare are incorporated by reference to GranCare's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-19571.

Item 9.       Changes in and Disagreements on Accounting and
              Financial Disclosure

       Not applicable.

                                            PART III

       The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy
Statement, which will be filed not later than 120 days after the end of the Company's fiscal year.

                                            Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.

(a)    Index to Financial Statements and Financial Statement
       Schedules

                                                                                              Page
                                                                                                ----
                          HEALTH AND REHABILITATION PROPERTIES TRUST
Report of Ernst & Young, Independent Auditors.........                                 F-1
Balance Sheets as of December 31, 1992 and 1993......                                  F-2
Statements of Income for the years ended
December 31, 1991, 1992 and 1993......................                                 F-3
Statements of Shareholders' Equity for the
years ended December 31, 1991, 1992 and 1993...........                                F-4
Statements of Cash Flows for the years ended
December 31, 1991, 1992 and 1993......................                                 F-5
Notes to Financial Statements ........................                                 F-6

The following financial schedules are included:
 XI --  Real Estate and Accumulated Depreciation......                                 F-16
 XII -- Mortgage Loans on Real Estate..................                                F-18

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     GREENERY REHABILITATION GROUP, INC. AND SUBSIDIARIES

       The following financial statements for Greenery are incorporated by reference from Greenery's Annual Report on Form
10-K for the year ended September 30, 1993, Commission File No.
1-10577.

       Report of Independent Auditors
       Consolidated Financial Statements:
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statement of Changes in
                       Shareholders'       Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements


                                GRANCARE, INC. AND SUBSIDIARIES

       The following financial statements for GranCare are incorporated by reference from GranCare's Annual Report on Form
10-K for the year ended December 31, 1993, Commission File No.
0-19571.

       Report of Independent Auditors
       Consolidated Financial Statements:
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statement of Shareholders'
                      Equity (Capital Deficiency)
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements


       Exhibits:

       3.1    -       Declaration of Trust, as amended.(2)
       3.2    -       July, 1992 Amendment to Declaration of Trust.(6)
       3.3    -       July 1993 Amendment to Declaration of Trust.(7)
       3.4    -       By-Laws.(1)
       10.1   -       Advisory Agreement, as amended.(2)(+)
       10.2   -       Second Amendment to Advisory Agreement.(*)(+)
       10.3   -       Incentive Share Award Plan.(6)(+)
       10.4   -       $33 Million Senior Term Loan Agreement.(3)
       10.5   -       Promissory Note related to the Senior
                      Term Loan.(3)
       10.6   -       Open-End Deed Mortgage and Security Agreement
                      related to the Senior Term Loan.(3)
       10.7   -       Assignment of Leases and Tents related to the
                      Senior Term Loan.(3)
       10.8   -       Subordination Agreement related to the Senior Term
                      Loan.(3)
       10.9   -       Master Lease Document.(4)
       10.10  -       Mortgage and Security Agreement with respect to
                      River Hills East Healthcare Center.(4)
       10.11  -       Mortgage and Security Agreement with respect to
                      River Hills West Healthcare Center.(4)
       10.12  -       Mortgage and Security Agreement with respect to
                      Northwest Healthcare Center.(4)
       10.13  -       Promissory Note.(4)
       10.14  -       HRPT Shares Pledge Agreement.(4)
       10.15  -       Voting Trust Agreement.(4)
       10.16  -       AMS Properties Security Agreement.(4)
       10.17  -       AMS Subordination Agreement.(4)
       10.18  -       AMS Guaranty.(4)
       10.19  -       AMS Pledge Agreement (pledging shares
                      of AMSP).(4)
       10.20  -       AMS Holding Co. Pledge Agreement (pledging shares
                      of AMS).(5)
       10.21  -       Amended and Restated Renovation Funding
                      Agreement.(5)
       10.22  -       Amendment to AMS Transaction Documents.(5)
       10.23  -       Indemnification Agreement.(6)
       10.24  -       Mortgage and Security Agreement --
                      Wauchula, FL.(6)
       10.25  -       Deed of Trust -- CRS/Texas.(6)
       10.26  -       GCI Master Lease Document.(6)
       10.27  -       Amended and Restated Voting Trust Agreement.(6)
       10.28  -       Amended and Restated HRP Shares Pledge
                      Agreement.(6)
       10.29  -       Guaranty, Cross-Default and Cross-
                      Collateralization Agreement.(6)
       10.30  -       CSC $8,000,000 Working Capital Promissory Note.(6)
       10.31  -       February 1994 Revolving Credit Facility.(*)
       10.32  -       Marriott Senior Living Services Purchase and Sale
                      Agreement.(*)
       25      -      Powers of Attorney (*)

- --------------------

       (*) Filed herewith.
       (+) Management contract or compensatory plan or arrangement.

       (1) Incorporated by reference to the Company's Registration Statement No. 33-9412 on Form S-11 dated October 10, 1986 and amendments thereto.

       (2) Incorporated by reference to the Company's Registration Statement No. 33-16799 on Form S-11 dated August 27, 1987 and amendments thereto.

       (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and amendments thereto.

       (4)     Incorporated by reference to the Company's Current
Report on Form 8-K dated December 28, 1990 and amendments thereto.

       (5)    Incorporated by reference to the Company's Annual
Report on Form 10-K for its fiscal year ended December 31, 1991.

       (6) Incorporated by reference to the Company's Registration Statement No. 33-55684 on Form S-11 dated December 23, 1992 and amendments thereto.

       (7) Incorporated by reference to the Company's Registration Statement No. 33-71422 on Form S-3 dated November 1, 1993 and amendments thereto.


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                REPORT OF INDEPENDENT AUDITORS



To the Trustees and Shareholders
Health and Rehabilitation Properties Trust


       We have audited the accompanying balance sheets of Health and Rehabilitation Properties Trust as of December 31, 1993 and 1992, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health and Rehabilitation Properties Trust at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG

Boston, Massachusetts
February 11, 1994

                                 HEALTH AND REHABILITATION PROPERTIES TRUST
                                               BALANCE SHEETS
                                (dollars in thousands, except share amounts)

                                                                           December 31,
                                                                        1992               1993
ASSETS
Real estate properties, at cost
  (including properties leased to
  affiliates with a cost of
  $217,443 and $217,947, respectively):
  Land                                                                  $ 31,016            $ 33,450
  Buildings and improvements                                             289,578             330,988
  Equipment                                                               16,482              20,373
                                                                         337,076             384,811
  Less accumulated depreciation                                           26,194              34,969
                                                                         310,882             349,842
Real estate mortgages and notes, net
  (including amounts due from
  affiliates of $17,600 and $1,215,
  respectively)                                                           47,173             157,281
Cash and cash equivalents                                                 14,104              13,887
Interest and rent receivable                                               1,088               3,039
Deferred interest and finance costs,
  net, and other assets                                                    1,221               3,613
                                                                        $374,468            $527,662

LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings                                                              $138,500            $ 73,000
Security deposits                                                          4,500               8,300
Due to affiliate                                                             203                 709
Accounts payable and accrued expenses                                      2,964               4,518

Shareholders' equity:
 Preferred shares of beneficial interest,
  $.01 par value, 50,000,000 shares
  authorized, none issued
 Common shares of beneficial interest,
  $.01 par value, 100,000,000 shares
  authorized, 26,763,500 shares and
  44,121,000 shares issued and
  outstanding, respectively                                                  268                 441
 Additional paid-in capital                                              246,459             470,572
 Cumulative net income                                                    85,472             118,889
 Distributions of cash flow available
  from operations                                                      ( 103,898 )         ( 148,767 )
Total shareholders' equity                                               228,301             441,135
                                                                        $374,468            $527,662

                                           See accompanying notes


                                 HEALTH AND REHABILITATION PROPERTIES TRUST
                                            STATEMENTS OF INCOME
                              (Amounts in thousands, except per share amounts)

                                                                Year Ended December 31,
                                                               1991         1992         1993

Revenues:
  Rental income                                               $36,806      $43,029      $46,069
  Interest income                                               7,029        5,706       10,416
       Total revenues                                          43,835       48,735       56,485

Expenses:
  Interest                                                     11,741        9,466        6,217
  Advisory fees                                                 2,030        2,231        2,591
  Depreciation and amortization                                 7,286        9,076        9,087
  General and administrative                                      699          719          852
                Total expenses                                 21,756       21,492       18,747

Income before extraordinary item                               22,079       27,243       37,738

Extraordinary item - early
  extinguishment of debt and
  termination costs of interest
  rate hedging arrangements                                         -            -       (4,321)
Net income                                                    $22,079      $27,243      $33,417

Weighted average shares
  outstanding                                                  21,834       26,760       34,407

Per share amounts:

  Income before extaordinary item                             $  1.01      $  1.02      $  1.10

  Net income                                                  $  1.01      $  1.02      $   .97












                                           See accompanying notes

                                     HEALTH AND REHABILITATION PROPERTIES TRUST
                                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (dollars in thousands)


                                                                                Distributions

                                                     Additional    Cumulative   of Cash Flow
                             Number of      Common     Paid-in        Net       Available From
                              Shares        Shares     Capital       Income      Operations         Total

Balance at January 1,
  1991                      18,997,500      $  190   $ 161,653      $ 36,150    $    (50,233)    $ 147,760

Issuance of common
  shares of beneficial
  interest for
  acquisition of
  real estate                1,320,000          13      10,547             -               -        10,560
Issuance of common
  shares of beneficial
  interest, net              6,435,500          65      74,162             -               -        74,227
Exercise of
  stock options                  2,000           -          16             -               -            16
Net income                           -           -           -        22,079               -        22,079
Dividends                            -           -           -             -        ( 20,215)     ( 20,215)
Balance at December 31,
  1991                      26,755,000         268     246,378        58,229         (70,448)      234,427

Expenses related to the
  issuance of common shares
  of beneficial interest         -               -         (15)            -               -           (15)
Exercise of stock
  options                        1,000           -           8             -               -             8
Stock grants                     7,500           -          88             -               -            88
Net income                           -           -           -        27,243               -        27,243
Dividends                            -           -           -             -        ( 33,450)     ( 33,450)
Balance at December 31,
  1992                      26,763,500         268     246,459        85,472        (103,898)      228,301

Redemption of common
  shares of beneficial
  interest                  (2,000,000)        (20)   ( 20,580)            -               -       (20,600)
Issuance of common
  shares of
  beneficial interest,
    net                     19,350,000         193     244,599             -               -       244,792
Stock grants                     7,500           -          94             -               -            94
Net income                           -           -           -        33,417               -        33,417
Dividends                            -           -           -             -         (44,869)      (44,869)
Balance at December 31,
  1993                      44,121,000        $441    $470,572      $118,889       $(148,767)     $441,135







                                               See accompanying notes

                                     HEALTH AND REHABILITATION PROPERTIES TRUST
                                              STATEMENTS OF CASH FLOWS
                                               (dollars in thousands)
                                                                       Year Ended December 31,
                                                                    1991         1992         1993
Cash flows from operating activities:

   Net income                                                     $ 22,079     $  27,243    $ 33,417
   Adjustments to reconcile net income to cash
     provided by operating activities:
      Loss on early extinguishment of debt                               -             -       4,321
      Depreciation and amortization                                  7,286         9,076       9,087
      Amortization of deferred interest costs                          694           534         700
      (Decrease) increase in security deposits                      (7,280)        4,500       3,800
      Deferred finance costs                                          (502)         (126)       (583)
      Change in assets and liabilities:
        (Increase) decrease in interest and rent
          receivable and other assets                                 (106)          735      (6,156)
        Increase (decrease) in accounts payable
          and accrued expenses                                      (2,683)        1,219       1,554
        Increase (decrease) in deferred income
          and due to affiliate                                          94        (1,343)        506

      Cash provided by operating activities                         19,582        41,838      46,646

Cash flows from investing activities:
    Investments in mortgage loans                                     (500)      (19,573)   (142,475)
    Repayment of mortgage loans                                        840             -      15,982
    Real estate acquisitions                                       (15,406)      (52,287)    (47,735)
    Loans to affiliates                                                  -        (2,476)     (1,460)
    Repayment of loans to affiliates                                     -         2,476         245

       Cash used for investing activities                          (15,066)      (71,860)   (175,443)

Cash flows from financing activities:
    Proceeds from (cost of) issuance of
      common shares                                                 74,243            (7)    244,792
    Proceeds from borrowings                                        14,000        35,500      98,700
    Payments on borrowings                                         (36,500)            -    (164,200)
    Termination costs of debt and interest
      rate hedging arrangements                                          -             -      (2,843)
    Payment related to stock surrender                                   -             -      (3,000)
    Dividends paid                                                 (23,894)      (33,450)    (44,869)

       Cash provided by financing activities                        27,849         2,043     128,580

Increase (decrease) in cash
  and cash equivalents                                              32,365      (27,979)       (217)

Cash and cash equivalents at
  beginning of period                                                9,718       42,083       14,104
Cash and cash equivalents at
  end of period                                                   $ 42,083     $ 14,104     $ 13,887

Supplemental cash flow information:

  Interest paid                                                   $ 11,522     $  7,330     $  6,522

Supplement non-cash investing and financing activities:

  Repayment of mortgage loans                                     $ 54,961     $  4,160     $ 17,600
  Issuance (redemption) of common shares                            10,500           -       (20,600)
  Real estate acquisitions                                         (72,321)     (68,378)           -
  Real estate exchanged                                                  -       34,000            -
  Cash paid                                                       $ (6,860)  $(30,218)      $ (3,000)

                                               See accompanying notes

Note 1. Organization

       Health and Rehabilitation Properties Trust, a Maryland real estate investment trust (the Company), was organized on October
9, 1986. The Company invests in income-producing health care related real estate.


Note 2. Summary of Significant Accounting Policies

       Real estate properties and mortgages. Real estate properties and mortgages are recorded at original cost.
Depreciation is provided for on a straight-line basis over the following estimated useful lives:

Buildings and improvements       40 years
Equipment                        12 years

       Cash and cash equivalents. Cash, over-night repurchase agreements and short-term investments with maturities of three months or less at date of purchase are carried at cost plus accrued interest, which approximate market value.

       Deferred interest and finance costs. Costs incurred to secure certain borrowings and related interest rate hedge agreements are capitalized and amortized over the terms of their respective loans. At December 31, 1993, the Company's interest rate hedge arrangements are carried at cost of $2,989 and have an estimated fair market value of approximately $3,208, based on quoted market prices.

       Revenue recognition. Rental income from operating leases is recognized as earned over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Additional rent and interest revenues are recognized as earned. Additional rent and interest for the years ended December 31, 1991, 1992 and 1993 were $1,786, $1,809, and
$2,312, respectively.

       Net income per share. Net income per share is computed using the weighted average number of shares outstanding during the period. Supplemental earnings per share for the years ended December 31, 1991 and 1993 were $.99 and $.91, respectively, based on the assumption that the issuance of shares in the Company's public offerings in September 1991, January 1993 and December 1993, and the related repayment of outstanding bank borrowings took place at the beginning of each year.

       Tax status. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended.
Accordingly, the Company expects not to be subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a real estate investment trust.

Note 3. Leases

       The Company's real estate properties are leased pursuant to noncancellable, fixed term operating leases expiring from 1994 to 2013. The leases generally provide for renewal terms at existing rates followed by several market rate renewal terms. Each lease is a triple net lease and generally requires the lessee to pay minimum rent, additional rent based upon increases in net patient revenues and all operating costs associated with the leased property.

       On June 4, 1993, the Company acquired for cash, three long-term care facilities and related improvement loans for $5,778.
The facilities are subject to existing leases with terms expiring between 1995 and 2001.

 On November 1, 1993, the Company purchased a 143 bed long-term care facility in Seattle, Washington for $5.1 million from Greenery Rehabilitation Group, Inc. (Greenery) and simultaneously leased it to Sun Healthcare Group, Inc. (Sun). In addition, the Company and Sun agreed to extend the lease arrangements on three nursing facilities that had been scheduled to expire in May, 1997, through December, 2005.

       On December 30, 1993, the Company acquired 12 nursing homes and five retirement apartment complexes for $33,400 from subsidiaries of Community Care of America, Inc. (together with its subsidiaries, CCA). In addition, the Company has agreed to provide improvement financing of $7,300 to CCA. The acquired facilities have been leased on a triple net basis. The minimum annual rent from this transaction will be approximately $3,814.

       On February 11, 1994, in connection with the merger of Greenery into Horizon Healthcare Corporation (Horizon) the Company sold to Horizon for $28,400, three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $3,906 on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms with the leases extended through 2005. The Company has also granted Horizon a ten year option to buy, at the rate of no more than one facility per year, the seven leased facilities.

       Also, in connection with the Horizon-Greenery merger, the Company leased the three remaining Greenery facilities to a newly formed corporation, Connecticut Subacute Corporation II (CSCII), an affiliate of HRPT Advisors, Inc. (Advisor). These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements.

       Future minimum lease payments to be received by the Company during the current terms of the leases are as follows:

Twelve months ended December 31,
       1994                                            $ 46,813
       1995                                              40,084
       1996                                              37,065
       1997                                              32,248
       1998                                              20,127
       Thereafter                                        71,388
                                                       $247,725

Note 4.  Real Estate Mortgages and Notes Receivable

                                                          December 31,
                                                        1992         1993
Mortgage notes receivable from an
  affiliate, repaid in 1993                           $ 17,600     $      -
Mortgage notes receivable, net of
  discounts of $3,437 and $11,951,
  respectively, due March 1994
  through March 2001                                   18,726                     118,367
Mortgage notes receivable due
  December 2016                                              -       19,600
Mortgage notes receivable due
  December 2000                                         10,847       10,283
Secured note receivable due 2016                             -        7,000
Note receivable from an affiliate
  due June, 1995                                            -                       1,215
Other secured notes receivable                               -          816
                                                      $ 47,173     $157,281

       The average minimum interest rates on the mortgages range from 8.8% to 13.75%.

       On January 2, 1993, $17,600 of mortgage notes were prepaid to the Company by the surrender of two million shares of the Company's stock owned by the mortgagee and its affiliates.
Concurrently, the Company waived all prepayment penalties under the mortgage investments and paid $3,000 in cash.

       On May 20, 1993, the Company acquired a portfolio of mortgage loans from the Resolution Trust Corporation (RTC) for $72,411. The loans, which are secured by first mortgages on 27 nursing homes, had a face value of approximately $79,883 and have maturities ranging from 1996 to 2001. The acquisition was funded using approximately $18,411 of cash with the balance from a $54,000 borrowing under a repurchase facility. The repurchase facility accrued interest at a floating rate based on LIBOR plus a premium and was repaid in full on December 27, 1993.

       On September 27, 1993, the Company acquired a portfolio of mortgage loans from a group of institutional investors for $16,000. The loans, which are secured by first mortgages on six nursing homes, had a face value of approximately $18,200 and have maturities ranging from 1994 to 1997. The acquisition was funded using approximately $4,100 of cash with the balance borrowed under the repurchase facility referred to above.

       On December, 10, 1993, the Company acquired for $26,600, a portfolio of mortgage loans secured by first mortgages on 17 nursing homes. These loans have a combined principal balance of approximately $27,900 and mature between 1994 and 1999. The acquisition was primarily funded by borrowing $23,000 on the Company's revolving credit facility and the balance from the repurchase facility referred to above.

       In connection with the CCA purchase-lease transaction described in Note 3, the Company provided first mortgage financing on 14 nursing homes and one retirement apartment complex for $19,600 and a $7,000 note secured by a first lien on substantially all of the assets of the borrower at a weighted average interest rate of 10.9%. The notes mature in December 2016. Minimum annual interest from this transaction will be $2,909.

       On February 11, 1994, in connection with the Horizon-Greenery merger discussed in Note 3, the Company provided Horizon with $9,400 first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and will mature on December 31, 2000.

       At December 31, 1993, the estimated aggregate fair market value of the Company's mortgages and notes receivable was $170,063 based on estimates using discounted cash flow analyses and rates currently prevailing for comparable mortgages and notes.

Note 5.  Common Shares of Beneficial Interest

       On January 20, 1993, the Company received approximately $107,315 net proceeds from the public offering of 9,000,000 shares of the Company's stock. The proceeds were used, in part, to repay outstanding borrowings of $70,000 under the Company's term loans and $18,500 under the Company's revolving line of credit. On February 17, 1993, the Company received additional net proceeds of approximately $15,822 and issued 1,350,000 shares of the Company's stock in connection with the exercise of the underwriters' over-allotment option.

       On December 27, 1993 the Company received approximately $121,665 net proceeds from the public offering of 9,000,000 shares of the Company's stock. The proceeds were used to repay $63,871 of borrowings outstanding under the repurchase facility and to fund the CCA purchase-lease and mortgage transactions described in Notes 3 and 4. On January 19, 1994, the Company received additional net proceeds of approximately $8,301 and issued 601,500 shares of the Company's stock in connection with the exercise of the underwriters' over-allotment option.

       In connection with the prepayment of the loans in January and December 1993, the Company terminated certain interest rate hedge arrangements, wrote off certain deferred costs related to the prepayment and recorded extraordinary charges of approximately $4,321.

Note 6.  Financing Commitments

       At December 31, 1993, the Company had total financing commitments aggregating $43,236 of which $33,836 is committed for improvements to certain properties owned and leased or mortgage financed by the Company. During the twelve months ended December 31, 1993, the Company provided improvement financing at existing properties aggregating $3,682.

       At December 31, 1993, the Company's financing commitments approximate fair market values. On February 11, 1994, in connection with the Horizon-Greenery merger, $13,000 of financing commitments were terminated.

Note 7. Pro Forma Information (Unaudited)

       The following summarized Pro Forma Statements of Income assume that all of the Company's real estate financing transactions during 1992 and 1993, both 1993 stock offerings, the January 19, 1994 over-allotment option exercise described in Note 5 and the Horizon-Greenery merger described in Notes 3 and 4 had occurred on January 1, 1992 and give effect to the Company's borrowing rates throughout the periods indicated.

  The summarized Pro Forma Balance Sheet is intended to present the financial position of the Company as if the January 19, 1994 over-allotment option exercise described in Note 5 and the Horizon-Greenery merger described in Notes 3 and 4, had occurred on December 31, 1993.

  These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.

                                                    Year Ended December 31,
Pro Forma Statements of Income                       1992                 1993
                                                              (Unaudited)
Total revenues                                       $66,669               $67,980
Total expenses                                        19,399                16,656
Net income                                           $47,270               $51,324
Weighted average shares
  outstanding (in thousands)                          44,723                44,723

  Net income per share                               $  1.06               $  1.15

                                                            December 31,
Pro Forma Balance Sheet                                         1993
                                                            (Unaudited)
Real estate properties, net                                   $325,348
Real estate mortgages and notes, net                           166,681
Other assets                                                    28,737
 Total assets                                                 $520,766

Borrowings                                                    $ 58,500
Other liabilities                                                9,027
Shareholders' equity                                           453,239
 Total liabilities and
   shareholders' equity                                       $520,766


Note 8. Transactions With Affiliates

       The Company has an advisory agreement with the Advisor whereby the Advisor provides investment, management and administrative services to the Company. The Advisor is owned by Gerard M. Martin and Barry M. Portnoy. Messrs Martin and Portnoy are shareholders of CSCII and Connecticut Subacute Corporation
(CSC), lessees of the Company, directors of Horizon and serve as Trustees of the Company. Mr. Portnoy is a partner in a law firm which provides legal services to the Company and was a minority shareholder of the owner of Continuing Healthcare Corporation (Continuing Health). The Advisor is compensated monthly at an annual rate equal to .7% of the Company's real estate investments up to $250 million and .5% of such investments thereafter and, beginning in 1994, will be entitled to an annual incentive fee comprised of shares of the Company's stock based upon a formula. Advisory fees for the years ended December 31, 1991, 1992 and 1993 were $2,030, $2,231 and $2,591, respectively. Certain officers of the Company are also officers of the Advisor.

       At December 31, 1993, the Advisor owned 996,250 shares which represented a 2.3% interest in the Company.

       Amounts resulting from transactions with affiliates included in the accompanying statements of income, shareholders' equity and cash flows are as follows:

                                                     Year Ended December 31,
                                                     1991         1992           1993
Dividends paid to the Advisor                      $ 1,215      $ 1,245        $ 1,325
Dividends paid to Continuing
  Health and affiliates                              2,044        2,500              -
Rent from Greenery                                                9,050         17,531
22,527
Rent and interest income
  from CSC                                               -          929          4,483
Rent and interest income from
  Continuing Health and affiliates                  17,341       10,218              -
Interest expense paid to Greenery                        -           31            270

Note 9. Additional Security

  The obligations of GranCare, Inc. (together with its subsidiaries, GranCare) under various leases and mortgages are secured by 1,000,000 shares of the Company's stock and substantially all the assets of the special operating subsidiaries. All obligations of GranCare are cross defaulted, cross guaranteed and cross secured.

  The obligations of the CCA leases, mortgages and note due to the Company are secured by a $3,800 cash security deposit and substantially all the assets of certain of the special operating CCA subsidiaries and by CCA's parent. Substantially all of the obligations are cross defaulted, cross guaranteed and cross secured.

  The Company has also obtained a $3,000 letter of credit, from another tenant, to secure its annual lease obligations of approximately $3,377.

  On February 11, 1994, in connection with to the Horizon-
Greenery merger, the $4,500 cash security deposit held to secure
Greenery's lease obligations was returned.

  At December 31, 1993, the Company's carrying value of the security deposits approximate fair value.

Note 10. Borrowings                                                        December 31,
                                                                         1992        1993
Term loan payable, repaid in January 1993                              $ 45,000       $      -
Term loan payable, repaid in January 1993                                25,000
Term loan payable, due June 1995,
  interest only at LIBOR plus a premium                                  33,000           33,000
$40,000 revolving line of credit, repaid
  in February 1994                                                       35,500           40,000
                                                                       $138,500          $73,000

  The term loan outstanding at December 31, 1993 is secured by first mortgage liens on three properties having an aggregate net book value of $40,568. Substantially all of the Company's assets are pledged to secure the revolving line of credit.

  At year end, the Company had commitments totalling $110 million from a syndicate of banks to provide a new revolving credit facility. The new facility will replace the existing revolver and will mature in 1997, unless extended. This new revolver will bear interest at a spread over LIBOR.

  At December 31, 1993, the Company had interest rate hedge agreements which cap interest rates on up to $100,000 of borrowings. The maximum rates payable on such borrowings under these arrangements is 5.5% per annum over the terms of the loans.
The maturities of the hedge agreements range from 1995 through 1998.

  The required principal payments on the borrowings during the five years subsequent to December 31, 1993 are $73,000, due in 1995.

  At December 31, 1993, the estimated fair market value of the Company's borrowings was $72,185 based on estimates using discounted cash flow analyses and current rates offered to the Company for comparable debt.

Note 11. Concentration of Credit Risk

  Substantially all of the Company's assets are invested in income producing health care related real estate. At December
31, 1993, 49% of the Company's real estate mortgages and net real estate properties were subject to leases and mortgages with Greenery and GranCare as indicated in the following table.


                                    Notes,
                                    Mortgages and
                                    Real Estate                  Rent and Mortgage
                                    Properties, Net              Interest Revenue
                                               %of                             %of
                                     Amount   Total               Amount      Total

Greenery                            $169,121    33%              $ 22,527       40%
GranCare                              82,111    16                 13,657       25
Other                                255,891    51                 19,458       35
                                    $507,123   100%              $ 55,642      100%


In connection with the merger discussed in Notes 3 and 4, on February 11, 1994, the Company's investments with Greenery were terminated and the Company's net investments with Horizon increased to $129,850.

Note 12. Long-term Incentive Plans

  On May 12, 1992, the Company adopted the 1992 Incentive Share Award Plan (the Plan). A total of 1,000,000 shares of the Company's stock are reserved for issuance under the Plan. The Plan provides for the grant, by the Board of Trustees, of the Company's shares to selected officers and Trustees of the Company, the Company's investment advisor and others rendering valuable services to the Company. The Plan also provides for annual grants of 500 shares to each Independent Trustee, as part of their annual fee. On each of July 10, 1992 and June 29, 1993, 7,500 shares were issued under this plan of which 6,000 shares were granted to officers of the Company and certain employees of the Advisor and 1,500 shares were granted to the Independent Trustees. The shares granted to officers of the Company and employees of the Advisor vest over a three year period, with one-third of the shares vesting immediately. At December 31, 1993, 985,000 shares of the Company remain reserved for issuance under the Plan.

Note 13. Selected Quarterly Financial Data (Unaudited)

  The following is a summary of the unaudited quarterly results of operations of the Company for 1992 and 1993.

                                                                  1992
                                                   First         Second        Third    Fourth
                                                   Quarter       Quarter       Quarter  Quarter
Total revenues                                     $11,539       $11,858       $12,414        $12,924
Net income                                           6,495         6,562         6,812          7,374
Net income per share                                   .24           .25           .25            .28

                                                                    1993
                                                   First         Second        Third          Fourth
                                                   Quarter       Quarter       Quarter        Quarter

Total revenues                                     $12,650       $13,763       $14,727        $15,345
Income before extraordinary
  item                                               8,409         9,536         9,739         10,054
Extraordinary item                                  (3,392)            -               -         (929)
Net income                                           5,017         9,536         9,739          9,125
Per share data:
Income before extraordinary
  item                                                 .27           .27           .28            .28
Net income                                             .16           .27           .28            .26

Note 14.  Events Occurring Subsequent to Independent Auditors'
Report (Unaudited)

       On March 17, 1994, the Company entered into an agreement with Host Marriott Corporation to acquire 14 retirement complexes containing 3,932 residences or beds for $320,000, subject to adjustment. The complexes are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). Minimum annual rent is approximately $28,000 with additional rent equal to 4.5% of revenues in excess of a base amount. The leases are cross-defaulted and guaranteed by Marriott. The acquisition is expected to close in June 1994.

                                           HEALTH AND REHABILITATION PROPERTIES TRUST
                                                          SCHEDULE XI

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         December 31, 1993

                                                       (Dollars in thousands)
                                                             COSTS          GROSS AMOUNT AT
REAL ESTATE PROPERTIES         INITIAL COST TO COMPANY    CAPITALIZED       WHICH CARRIED AT              (2)               ORIGINAL
                     ENCUM-  --------------------------  SUBSEQUENT TO  --- CLOSE OF PERIOD  ---   (1)   ACCUM.     DATE     CONST.
LOCATION       STATE BRANCE  LAND   BUILDING  EQUIPMENT   ACQUISITION   LAND  BUILDING EQUIPMENT  TOTAL  DEPRN.   ACQUIRED    DATE
- ----------     ----- ------  ----   --------- ---------   -----------  ------ -------- ---------  ------ -------  --------  --------
BEVERLY         MA           $864     $10,530      $305       $233       $864 $10,763      $305  $11,932  $1,803  11/01/87    1973
BROOKFIELD      WI            834       3,615       234      1,276        834   4,891       234    5,959     347  12/28/90    1954
CHESHIRE        CT            520       7,110       270        111        520   7,221       270    8,011   1,249  11/01/87    1963
CLINTONVILLE    WI             14       1,610        85         37         14   1,640        92    1,746     145  12/28/90    1960
CLINTONVILLE    WI             49       1,542        83        105         49   1,639        91    1,779     144  12/28/90    1965
DANVERS         MA            838       8,460       282        255        838   8,715       282    9,835   1,471  11/01/87    1972
FAIRLAWN        OH            330       4,970       400        727        330   5,697       400    6,427   1,126  05/15/87    1971
FRESNO          CA            738       2,411       166        188        738   2,554       211    3,503     238  12/28/90    1968
HURON           SD            144       2,945       163          4        144   2,949       163    3,256     131  06/30/92    1968
HURON           SD             45         917        51          1         45     918        51    1,014      41  06/30/92    1968
KILLINGLY       CT            240       4,910       450        460        240   5,370       449    6,059   1,112  05/15/87    1972
LAKEWOOD        CO            232       3,566       200        724        232   4,285       205    4,722     349  12/28/90    1972
LANCASTER       CA            601       1,736       123        804        601   2,462       201    3,264     186  12/28/90    1963
LITTLETON       CO            185       4,782       261        348        185   5,050       341    5,576     450  12/28/90    1965
MADISON         WI            144       1,544        89        109        144   1,651        91    1,886     145  12/28/90    1920
MILWAUKEE       WI            116       3,260       178        123        116   3,379       182    3,677     298  12/28/90    1960
MILWAUKEE       WI            277       3,594       289          0        277   3,594       289    4,160     199  03/27/92    1969
NASHVILLE       IL             75       2,424       132         80         75   2,458       178    2,711     225  12/28/90    1964
NEWPORT BEACH   CA          1,176       1,584       145      1,173      1,176   2,734       167    4,077     172  12/28/90    1962
NEW HAVEN       CT          1,681      14,201       752          0      1,681  14,201       752   16,634     678  05/11/92    1971
PALM SPRINGS    CA            103       1,196        68        702        103   1,866        99    2,068     123  12/28/90    1969
PHOENIX         AZ            655       2,366       159          4        655   2,370       159    3,184     108  06/30/92    1963
SAN DIEGO       CA          1,114         964       109        480      1,114   1,402       151    2,667     129  12/28/90    1969
SOUIX FALLS     SD            253       2,896       166          4        253   2,900       166    3,319     129  06/30/92    1960
STOCKTON        CA            382       2,593       157          4        382   2,597       157    3,136     117  06/30/92    1968
TARZANA         CA          1,277         864       113        804      1,277   1,647       134    3,058     141  12/28/90    1969
THOUSAND OAKS   CA            622       2,365       157        310        622   2,647       185    3,454     231  12/28/90    1965
VAN NUYS        CA            716         322        56        225        716     505        98    1,319      51  12/28/90    1969
WATERFORD       CT             86       4,214       500        453         86   4,667       499    5,252   1,023  05/15/87    1965
WAUKESHA        WI             68       3,276       176        251         68   3,524       179    3,771     301  12/28/90    1958
WILLIMANTIC     CT            134       3,316       250        479        166   3,763       250    4,179     732  05/15/87    1965
YUMA            AZ            223       1,984       116          4        223   1,988       116    2,327      89  06/30/92    1984
YUMA            AZ            103         569        35          1        103     570        35      708      26  06/30/92    1984
CLARINDA        IA             77       1,300       153          0         77   1,300       153    1,530       2  12/30/93    1968
GRAND JUNCTION  CO            136       2,311       272          0        136   2,311       272    2,719       3  12/30/93    1978
LARAMIE         WY            191       3,250       382          0        191   3,250       382    3,823       5  12/30/93    1964
MEDIAPOLIS      IA             94       1,589       187          0         94   1,589       187    1,870       2  12/30/93    1973
MUSCATINE       IA            246       4,190       493          0        246   4,190       492    4,928       6  12/30/93    1964
PAONIA          CO            115       1,950       229          0        115   1,950       229    2,294       3  12/30/93    1981
SMITH CENTER    KS            111       1,878       221          0        111   1,878       221    2,210       3  12/30/93    1971
TARKIO          MO            102       1,734       204          0        102   1,734       204    2,040       3  12/30/93    1970
TOLEDO          IA            153       2,601       306          0        153   2,601       306    3,060       4  12/30/93    1975
WINTERSET       IA            111       1,878       221          0        111   1,878       221    2,210       3  12/30/93    1973
WORLAND         WY            132       2,239       264          0        132   2,239       264    2,635       3  12/30/93    1970

                                           HEALTH AND REHABILITATION PROPERTIES TRUST
                                                          SCHEDULE XI - Continued

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         December 31, 1993

                                                       (Dollars in thousands)

                                                             COSTS          GROSS AMOUNT AT
REAL ESTATE PROPERTIES         INITIAL COST TO COMPANY    CAPITALIZED       WHICH CARRIED AT              (2)               ORIGINAL
                     ENCUM-  --------------------------  SUBSEQUENT TO  --- CLOSE OF PERIOD  ---   (1)   ACCUM.     DATE     CONST.
LOCATION       STATE BRANCE  LAND   BUILDING  EQUIPMENT   ACQUISITION   LAND  BUILDING EQUIPMENT  TOTAL  DEPRN.   ACQUIRED    DATE
- ----------     ----- ------  ----   --------- ---------   -----------  ------ -------- ---------  ------ -------  --------  --------
GRAND JUNCTION  CO            204       3,467       408          0        204   3,467       408    4,079       5  12/30/93    1975
COUNCIL BLUFFS  IA             50         467         0          0         50     467         0      517       6  06/04/93    1970
GROVE CITY      OH            332       3,081         0          0        332   3,081         0    3,413      41  06/04/93    1965
SEATTLE         WA            256       4,356       513          0        256   4,356       513    5,125      19  11/01/93
ST JOSEPH       MO            111       1,027         0          0        111   1,027         0    1,138      14  06/04/93    1976
                           ------     -------    ------    -------  --------- ------- --------- --------  ------
LONG TERM CARE FACILITIES  17,260     149,954    10,573     10,479     17,292 159,935    11,035  188,262  13,831
                           ------     -------    ------     ------     ------ -------    ------  -------  ------

BOSTON          MA    (3)   2,164      19,836     1,000      1,978      2,164  21,816     1,000   24,980   2,811  05/01/89    1968
BRISTOL         CT            465       8,905       330        283        465   9,188       330    9,983   1,763  12/23/86    1972
HOWELL          MI             80       4,110       260      2,601        103   6,090       858    7,051   1,051  06/05/87    1966
HYANNIS         MA            829       7,048       415          0        829   7,048       415    8,292     342  05/11/92    1972
MIDDLEBOROUGH   MA          1,771      14,961       791          0      1,771  14,961       791   17,523     714  05/11/92    1975
N. ANDOVER      MA          1,448      10,435       614          0      1,448  10,435       614   12,497     507  05/11/92    1985
N. STRABANE     PA          1,499      12,743       750        606      1,518  13,320       760   15,598   1,112  03/01/91    1985
SLIDELL         LA          2,323      19,745     1,161      1,147      2,353  20,848     1,176   24,377   1,733  03/01/91    1984
WALLINGFORD     CT    (3)     557      10,649       394         73        557  10,722       394   11,673   2,101  12/23/86    1974
WATERBURY       CT    (3)     514       9,822       364         68        514   9,890       364   10,768   1,939  12/23/86    1971
WATERBURY       CT          1,003       8,522       501          0      1,003   8,522       501   10,026     414  05/11/92    1974
WORCESTER       MA          1,829      14,186       885      1,870      1,829  16,058       885   18,772   2,517  05/01/88    1970
                           ------     -------     -----     ------     ------ -------    ------ -------- -------
REHABILITATION FACILITIES  14,482     140,962     7,465      8,626     14,554 148,898     8,088  171,540  17,004
                           ------     -------    ------     ------     ------ -------    ------  -------  ------

HICKORY         NC            454       5,703       324        155        454   5,858       324    6,636   1,086  10/02/87    1938
LOUISVILLE      KY          1,150      16,297       926          0      1,150  16,297       926   18,373   3,048  10/02/87    1835
                           ------     -------    ------     ------  --------- ------- --------- -------- -------
PSYCHIATRIC FACILITIES      1,604      22,000     1,250        155      1,604  22,155     1,250   25,009   4,134
                           ------     -------    ------     ------  --------- ------- --------- -------- -------

TOTAL REAL ESTATE         $33,346    $312,915   $19,288    $19,260    $33,450 $330,988  $20,373 $384,811 $34,969
                        =========   ========= =========  =========  ========= ======== ======== ======== =======
- ------------------
(1) Aggregate cost for federal income tax purposes is approximately $348,155.
(2) Depreciation is provided for on buildings and improvements over 40 years, equipment over 12 years.
(3) Encumbered by a $33,000 five year term loan due in 1995.

      Reconciliation of the carrying amount of real estate at the beginning of the period:

                                                  Real Estate and Equipment                Accumulated Depreciation
      Balance at January 1, 1991                         $200,839                                  $12,847
         Additions                                        80,927                                    6,722
      Balance at December 31, 1991                       281,766                                   19,209
         Additions                                        56,447                                    8,122
         Adjustments to Exchange Contract                 (1,137)                                  (1,137)
      Balance at December 31, 1992                       337,076                                   26,194
         Additions                                        47,735                                    8,775
      Balance at December 31, 1993                      $384,811                                  $34,969


                                   HEALTH AND REHABILITATION PROPERTIES TRUST
                                                     SCHEDULE XII

                                            MORTGAGE LOANS ON REAL ESTATE



                                                 December 31, 1993                  Principal
                                               (Dollars in thousands)               Amount of
                                                                                 Loans Subject
                         Final                             Face     Carrying     to Delinquent
             Interest  Maturity                          Value of   Value of     Principal or
Location       Rate      Date    Periodic Payment Terms  Mortgage  Mortgage(1)     Interest
- ------------ -------- ---------  ----------------------  --------  -----------  -------------
CONNORSVILLE,  6.25%   07/01/98  Principal and interest  $  5,795    $  4,974          -
 IN                              payable monthly in
                                 arrears. $5.3 million
                                 due at maturity.

ELKHART, IN   9.875%   05/01/97  Principal and interest     8,057       7,963          -
                                 payable monthly in
                                 arrears. $7.5 million
                                 due at maturity.

MEDINA, OH     6.75%   02/01/98  Principal and interest     6,151       5,373          -
                                 payable monthly in
                                 arrears. $6.5 million
                                 due at maturity.

TORRANCE, CA  10.46%   01/01/97  Principal and interest     5,114       4,911          -
                                 payable monthly in
                                 arrears. $4.9 million
                                 due at maturity.

CARROLLTON,    9.50%   08/10/95  Principal and interest     5,311       5,116          -
 GA                              payable monthly in
                                 arrears. $5.2 million
                                 due at maturity.

MILWAUKEE, WI 13.75%   12/28/00  Principal and interest     9,400       9,400          -
PEWAUKEE, WI                     payable monthly in
                                 advance. $5.7 million
                                 due at maturity.

CANON CITY, CO 11.5%   12/31/16  Principal and interest    13,600      13,600
SPRING VILLAGE,                  payable monthly in
 CO                              arrears.
DELTA, CO

AINSWORTH, NE  9.00%   12/31/16  Principal and interest     6,000       6,000          -
ASHLAND, NE                      payable monthly in
BLUE HILL, NE                    arrears.
CENTRAL CITY,
 NE
GRETNA, NE
SUTHERLAND, NE
WAVERLY, NE

56 MORTGAGES      0%  03/94     N/A                       100,173      90,313          -
             -12.50% -08/08
                                                         --------    --------       -------
                                              TOTAL      $160,201    $148,250         $0
                                                         ========    ========       =======
- -----------------
(1) Also represents cost for federal income tax purposes.

    Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
      Balance at January 1, 1991                      $ 87,061
        New Mortgage Loans                                 500
        Collections of Principal                       (55,801)
      Balance at December 31, 1991                      31,760
        New Mortgage Loans                              19,573
        Collections of Principal                        (4,160)
      Balance at December 31, 1992                      47,173
        New Mortgage Loans                             133,939
        Amortization of discount                           965
        Collections of principal                       (33,827)
      Balance at December 31, 1993                    $148,250


                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTH AND REHABILITATION PROPERTIES
                                    TRUST


                                    By:/S/ Mark J. Finkelstein
                                       Mark J. Finkelstein
                                       President and Chief
                                       Executive Officer
Dated:  March 22, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                    Title                          Date

/s/ Mark J. Finkelstein                  President and Chief            March 22, 1994
Mark J. Finkelstein                      Executive Officer


/s/ David J. Hegarty                     Executive Vice                 March 22, 1994
David J. Hegarty                         President and Chief
                                         Financial Officer


/s/ John L. Harrington                   Trustee                        March 18, 1994
John L. Harrington


/s/ Arthur G. Koumantzelis               Trustee                        March 22, 1994
Arthur G. Koumantzelis


/s/ Justinian Manning, C.P.              Trustee                        March 22, 1994
Rev. Justinian Manning,
C.P.


/s/ Gerard M. Martin                     Trustee                        March 22, 1994
Gerard M. Martin


/s/ Barry M. Portnoy                     Trustee                        March 22, 1994
Barry M. Portnoy