Form 10-K/A
period 1993-12-31
HEALTH & REHABILITATION PROPERTIES TRUST
filed 1994-03-29
CIK 803649

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-K/A
                       (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the Fiscal Year Ended December 31, 1993

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          HEALTH AND REHABILITATION PROPERTIES TRUST

                 1993 FORM 10-K ANNUAL REPORT

                       Table of Contents


                             PART I
                                                            Page

Item 1.    Business . . . . . . . . . . . . . . . . . . .       1

Item 2.    Properties . . . . . . . . . . . . . . . . . .      28

Item 3.    Legal Proceedings. . . . . . . . . . . . . . .      31

Item 4.    Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .      31

                             PART II

Item 5.    Market for the Registrant's Common
             Stock and Related Stockholder Matters. . . .      31

Item 6.    Selected Financial Data. . . . . . . . . . . .      34

Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . .      35

Item 8.    Financial Statements and Supplementary Data. .      40

Item 9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .      40

                            PART III

           To be incorporated by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 17, 1994, which will be filed not later than 120 days after the end of the Company's fiscal year.

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K. . . . . . . . . . .      41

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

                HRP Acquisitions of RTC Mortgages
                     (dollars in thousands)

                       No. of
                     Facilities  Outstanding        Carrying     Annualized
  Date ofOriginatingat AcquisitionBalance atPurchase Amount at  Interest at
Acquisition   Bank      (beds)   Acquisition Price Dec. 31, 1993Dec. 31, 1993(1)
May 1993 TransOhio
          Federal        27         $79,883$72,411    $64,850       $6,705
         Savings Bank   (3,552)

SeptemberSan Diego        6          18,200 16,000     13,528        1,623
 1993    Home Federal    (914)
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

Special Tax Considerations for Foreign Shareholders


     The rules governing United States income taxation of nonresident alien individuals, foreign corporations, foreign partnerships, and foreign trusts and estates (collectively, "Non-U.S. Shareholders") are complex, and the following discussion is intended only as a summary of such rules. Prospective Non-U.S. Shareholders should consult with their own tax advisors to determine the impact of Federal, state, and local income tax laws on an investment in the Company, including any reporting requirements.


     In general, a Non-U.S. Shareholder will be subject to regular United States income tax with respect to its investment in the Company if such investment is "effectively connected" with the Non-U.S. Shareholder's conduct of a trade or business in the United States, or if the Non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year. A corporate Non-U.S. Shareholder that receives income that is (or is treated as) effectively connected with a U.S. trade or business may also be subject to the branch profits tax under Section 884 of the Code, which is payable in addition to regular United States corporate income tax. The following discussion will apply to Non-U.S. Shareholders whose investment in the Company is not so effectively connected.


     A distribution by the Company that is not attributable to gain from the sale or exchange by the Company of a United States real property interest and that is not designated by the Company as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Generally, unless the dividend is effectively connected with the Non-U.S. Shareholder's conduct of a trade or business, such a dividend will be subject to a United States withholding tax equal to 30% of the gross amount of the dividend unless such withholding is reduced by an applicable tax treaty. A distribution of cash in excess of the Company's earnings and profits will be treated first as a nontaxable return of capital that will reduce a Non-U.S. Shareholder's basis in its shares (but not below zero) and then as gain from the disposition of such shares, the tax treatment of which is described under the rules discussed below with respect to disposition of shares. A distribution in excess of the Company's earnings and profits may be subject to 30% dividend withholding if at the time of the distribution it cannot be determined whether the distribution will be in an amount in excess of the Company's current and accumulated earnings and profits. If its subsequently determined that such distribution is, in fact, in excess of current and accumulated earnings and profits, the Non-U.S. Shareholder may seek a refund from the IRS. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Shareholder unless
(i) a lower tax treaty applies and the required form evidencing eligibility for that reduced rate is filed with the Company or
(ii) the Non-U.S. Shareholder files IRS Form 4224 with the Company claiming that the distribution is "effectively connected" income.


     For any year in which the Company qualifies as a REIT, distributions by the Company that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to a Non-U.S. Shareholder in accordance with the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, such distributions are taxed to a Non-U.S. Shareholder as if such distributions were gains "effectively connected" with a United States trade or business. Accordingly, a Non-U.S. Shareholder will be taxed at the normal capital gain rates applicable to a U.S. Shareholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals). Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate shareholder that is not entitled to treaty exemption. The Company will be required to withhold from distributions to Non-U.S. Shareholders, and remit to the IRS, 35% of the amount of any distribution that could be designated as capital gain dividends.


     Tax treaties may reduce the Company's withholding obligations. If the amount of tax withheld by the Company with respect to a distribution to a Non-U.S. Shareholder exceeds the shareholder's United States liability with respect to such distribution, the Non-U.S. Shareholder may file for a refund of such excess from the IRS. It should be noted that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporations but is higher than the 28% maximum rate on capital gains of individuals.


     If the Shares fail to constitute a "United States real property interest" within the meaning of FIRPTA, a sale of the Shares by a Non-U.S. Shareholder generally will not be subject to United States taxation unless (i) investment in the Shares is effectively connected with the Non-U.S. Shareholder's United States trade or business, in which case, as discussed above, the Non-U.S. Shareholder would be subject to the same treatment as U.S. Shareholders on such gain or (ii) the Non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.


     The Shares will not constitute a United States real property interest if the Company is a "domestically controlled REIT". A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by Non-U.S. Shareholders. It is currently anticipated that the Company will be a domestically controlled REIT, and therefore that the sale of Shares will not be subject to taxation under FIRPTA. However, because the Shares will be publicly traded, no assurance can be given that the Company will continue to be a domestically controlled REIT. If the Company did not constitute a domestically controlled REIT, whether a Non-U.S. Shareholder's sale of Shares would be subject to tax under FIRPTA as a sale of a United States real property interest would depend on whether the Shares were "regularly traded" (as defined by applicable Treasury Regulations) on an established securities market (e.g., the New York Stock Exchange, on which the Shares are listed) and on the size of the selling shareholder's interest in the Company. If the gain on the sale of the Shares were subject to taxation under FIRPTA, the Non-U.S. Shareholder would be subject to the same treatment as a U.S. Shareholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In any event, a purchaser of Shares from a Non-U.S. Shareholder will not be required under FIRPTA to withhold on the purchase price if the purchased Shares are "regularly traded" on an established securities market or if the Company is a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser of Shares may be required to withhold 10% of the purchase price and to remit such amount to the IRS.


Federal Estate Tax


     Shares owned or treated as owned by an individual who is not a citizen or resident (as defined for United States federal estate tax purposes) of the United States at the time of death will be includible in the individual's gross estate for United States federal estate tax purposes unless an applicable estate tax treaty provides otherwise.


Backup Withholding and Information Reporting Requirements


     The Company must report annually to the IRS and to each Non-U.S. Shareholder the amount of dividends paid to, and the tax withheld with respect to such holder. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these information returns may also be made available under the provisions of a specific treaty or agreement to the tax authorities in the country in which the Non-U.S. Shareholder resides. United States backup withholding tax (which generally is a withholding tax imposed at the rate of 31% on certain payments to persons that fail to furnish the information required under the United States information reporting requirements) will generally not apply to dividends paid on Shares to a Non-U.S. Shareholder at an address outside the United States.


     The payment of the proceeds from the disposition of Shares to or through the United States office of a broker will be subject to information reporting and backup withholding at a rate of 31% unless the owner, under penalties of perjury, certifies, among other things, its status as a Non-U.S. Shareholder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of Shares to or through a non-U.S. office of a broker generally will not be subject to backup withholding and information reporting. In the case of proceeds from a disposition of Shares paid to or through a non-U.S. office of a U.S. broker or paid to or through a non-U.S. office of a non-U.S. broker that is (i) a "controlled foreign corporation" for United States federal income tax purposes or (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-U.S. Shareholder, and (b) information reporting will not apply if the broker has documentary evidence in its files that the owner is a Non-U.S. Shareholder (unless the broker has actual knowledge to the contrary).


     Any amounts withheld under the backup withholding rules from a payment to a Non-U.S. Shareholder will be refunded (or credited against the Non-U.S. Shareholder's United States federal income tax liability, if any), provided that the required information is furnished to the IRS.


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


REAL ESTATE OWNED:
                                        Purchase Price/
               No. of       No. of      Mortgage       Minimum
Location       Facilities    Beds       Investment     Rent/Interest
Rehabilitation
Facilities
  Connecticut     4          660        $42,450       $5,709
  Louisiana       1          118         24,376        3,065
  Massachusetts   5          762         82,064       10,044
  Michigan        1          189          7,051          827
  Pennsylvania    1          120         15,599        1,951
Long-Term Care and
Retirement Facilities

  Arizona         3          320          6,219          911
  California      9        1,140         26,549        3,888
  Colorado        5          707         19,390        2,546
  Connecticut     5          867         40,137        4,804
  Illinois        1          230          2,711          397
  Iowa           10          676         14,119        1,691
  Kansas          1           83          2,209          252
  Massachusetts   2          334         21,760        2,752
  Missouri        2          215          3,178          498
  Ohio            2          400          9,840        1,168
  South Dakota    3          381          7,589        1,111
  Washington      1          143          5,125          611
  Wisconsin       7        1,026         22,977        3,365
  Wyoming         3          243          6,459          738
Psychiatric
Facilities

  Kentucky        1           94         18,373
  North Carolina  1           64          6,636        3,377

Total Real Estate:68       8,772       $384,811      $49,705
MORTGAGE INVESTMENTS:

Long-Term Care and
Retirement Facilities

  Alabama         2          171        $ 3,601       $  324
  California      6        1,011         15,112        1,936
  Colorado        5          389         13,600        1,564
  Connecticut     *                       1,215           85
  Florida         1           58            965          114
  Georgia         4          533          6,883          826
  Indiana        10        1,229         27,317        2,828
  Iowa            *                          59            3
  Kansas          3          346          6,311          760
  Kentucky        1           90          1,362          162
  Louisiana       4          387          8,027        1,275
  Nebraska       12          834         16,925        1,747
  North Carolina  9          879         16,389        1,563
  Ohio            7*               903   17,419        2,916
  Pennsylvania    1          120          2,891          297
  South Carolina  1          102            886          106
  Tennessee       1           78          1,077          110
  Texas           7          668          6,959        1,171
  Wisconsin       2          366         10,283        1,506

Total Mortgages: 76        8,164       $157,281      $19,293
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

     Not applicable.
                            PART III

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

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  Index to Financial Statements and Financial Statement
     Schedules

                                                            Page
                                                            ----
           HEALTH AND REHABILITATION PROPERTIES TRUST

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

- --------------------

     (*) Previously filed.
     (+) Management contract or compensatory plan or arrangement.

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

                          See accompanying notes

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












                          See accompanying notes

                   HEALTH AND REHABILITATION PROPERTIES TRUST
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)



                                                       Distributions
                                     AdditionalCumulativeof Cash Flow
                     Number ofCommon   Paid-in   Net   Available From
                      Shares  Shares   Capital  Income  Operations    Total
Balance at January 1,
  1991              18,997,500$  190 $ 161,653 $ 36,150$    (50,233)$ 147,760

Issuance of common
  shares of beneficial
  interest for
  acquisition of
  real estate        1,320,000    13    10,547        -           -   10,560
Issuance of common
  shares of beneficial
  interest, net      6,435,500    65    74,162        -           -   74,227
Exercise of
  stock options          2,000     -        16        -           -       16
Net income                   -     -         -   22,079           -   22,079
Dividends                    -     -         -        -    ( 20,215) ( 20,215)
Balance at December 31,
  1991              26,755,000   268   246,378   58,229     (70,448)  234,427

Expenses related to the
  issuance of common shares
  of beneficial interest         -     -      (15)        -           -      (15)
Exercise of stock
  options                1,000     -         8        -           -        8
Stock grants             7,500     -        88        -           -       88
Net income                   -     -         -   27,243           -   27,243
Dividends                    -     -         -        -    ( 33,450) ( 33,450)
Balance at December 31,
  1992              26,763,500   268   246,459   85,472    (103,898)  228,301

Redemption of common
  shares of beneficial
  interest          (2,000,000)   (20) ( 20,580)        -           -  (20,600)
Issuance of common
  shares of
  beneficial interest,
    net             19,350,000   193   244,599        -           -  244,792
Stock grants             7,500     -        94        -           -       94
Net income                   -     -         -   33,417           -   33,417
Dividends                    -     -         -        -     (44,869)  (44,869)
Balance at December 31,
  1993              44,121,000  $441  $470,572 $118,889   $(148,767) $441,135








                             See accompanying notes

                   HEALTH AND REHABILITATION PROPERTIES TRUST
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                   Year Ended December 31,
                                                1991     1992     1993
Cash flows from operating activities:

   Net income                                 $ 22,079 $  27,243$ 33,417
   Adjustments to reconcile net income to cash
     provided by operating activities:
      Loss on early extinguishment of debt           -         -   4,321
      Depreciation and amortization              7,286     9,076   9,087
      Amortization of deferred interest costs      694       534     700
      (Decrease) increase in security deposits  (7,280)    4,500   3,800
      Deferred finance costs                      (502)     (126)    (583)
      Change in assets and liabilities:
        (Increase) decrease in interest and rent
          receivable and other assets             (106)      735  (6,156)
        Increase (decrease) in accounts payable
          and accrued expenses                  (2,683)    1,219   1,554
        Increase (decrease) in deferred income
          and due to affiliate                      94    (1,343)     506

      Cash provided by operating activities     19,582    41,838  46,646

Cash flows from investing activities:
    Investments in mortgage loans                 (500)  (19,573)(142,475)
    Repayment of mortgage loans                    840         -  15,982
    Real estate acquisitions                   (15,406)  (52,287) (47,735)
    Loans to affiliates                              -    (2,476)  (1,460)
    Repayment of loans to affiliates                 -     2,476     245

       Cash used for investing activities      (15,066)  (71,860)(175,443)

Cash flows from financing activities:
    Proceeds from (cost of) issuance of
      common shares                             74,243        (7) 244,792
    Proceeds from borrowings                    14,000    35,500  98,700
    Payments on borrowings                     (36,500)        -(164,200)
    Termination costs of debt and interest
      rate hedging arrangements                      -         -  (2,843)
    Payment related to stock surrender               -         -  (3,000)
    Dividends paid                             (23,894)  (33,450) (44,869)

       Cash provided by financing activities    27,849     2,043 128,580

Increase (decrease) in cash
  and cash equivalents                          32,365  (27,979)   (217)

Cash and cash equivalents at
  beginning of period                            9,718   42,083   14,104
Cash and cash equivalents at
  end of period                               $ 42,083 $ 14,104 $ 13,887

Supplemental cash flow information:

  Interest paid                               $ 11,522 $  7,330 $  6,522

Supplement non-cash investing and financing activities:

  Repayment of mortgage loans                 $ 54,961 $  4,160 $ 17,600
  Issuance (redemption) of common shares        10,560       -   (20,600)
  Real estate acquisitions                     (72,321) (68,378)       -
  Real estate exchanged                              -   34,000        -
  Cash paid                                   $ (6,800)  $(30,218)$ (3,000)

                             See accompanying notes
Note 1. Organization

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

     On December 27, 1993 the Company received approximately $121,655 net proceeds from the public offering of 9,000,000 shares of the Company's stock. The proceeds were used to repay $63,871 of borrowings outstanding under the repurchase facility and to fund the CCA purchase-lease and mortgage transactions described in Notes 3 and 4. On January 19, 1994, the Company received additional net proceeds of approximately $8,301 and issued 601,500 shares of the Company's stock in connection with the exercise of the underwriters' over-allotment option.

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

Note 14.  Events Occurring Subsequent to Independent Auditors'
          Report (Unaudited)

     On March 17, 1994, the Company entered into an agreement with Host Marriott Corporation to acquire 14 retirement complexes containing 3,932 residences or beds for $320,000, subject to adjustment. The complexes are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). Minimum annual rent is approximately $28,000 with additional rent equal to 4.5% of revenues in excess of a base amount. The leases are cross-defaulted and guaranteed by Marriott. The acquisition is expected to close in June 1994.

                                                    HEALTH AND REHABILITATION PROPERTIES TRUST
                                                          SCHEDULE XI

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         December 31, 1993

                                                       (Dollars in thousands)

                                                             COSTS          GROSS AMOUNT AT
REAL ESTATE PROPERTIES         INITIAL COST TO COMPANY    CAPITALIZED       WHICH CARRIED AT              (2)               ORIGINAL
                     ENCUM-  --------------------------  SUBSEQUENT TO  --- CLOSE OF PERIOD  ---   (1)   ACCUM.     DATE     CONST.
LOCATION       STATE BRANCE  LAND   BUILDING  EQUIPMENT   ACQUISITION   LAND  BUILDING EQUIPMENT  TOTAL  DEPRN.   ACQUIRED    DATE
- ----------     ----- ------  ----   --------- ---------   -----------  ------ -------- ---------  ------ -------  --------  --------
BEVERLY         MA           $864     $10,530      $305       $233       $864 $10,763      $305  $11,932  $1,803  11/01/87    1973
BROOKFIELD      WI            834       3,615       234      1,276        834   4,891       234    5,959     347  12/28/90    1954
CHESHIRE        CT            520       7,110       270        111        520   7,221       270    8,011   1,249  11/01/87    1963
CLINTONVILLE    WI             14       1,610        85         37         14   1,640        92    1,746     145  12/28/90    1960
CLINTONVILLE    WI             49       1,542        83        105         49   1,639        91    1,779     144  12/28/90    1965
DANVERS         MA            838       8,460       282        255        838   8,715       282    9,835   1,471  11/01/87    1972
FAIRLAWN        OH            330       4,970       400        727        330   5,697       400    6,427   1,126  05/15/87    1971
FRESNO          CA            738       2,411       166        188        738   2,554       211    3,503     238  12/28/90    1968
HURON           SD            144       2,945       163          4        144   2,949       163    3,256     131  06/30/92    1968
HURON           SD             45         917        51          1         45     918        51    1,014      41  06/30/92    1968
KILLINGLY       CT            240       4,910       450        460        240   5,370       449    6,059   1,112  05/15/87    1972
LAKEWOOD        CO            232       3,566       200        724        232   4,285       205    4,722     349  12/28/90    1972
LANCASTER       CA            601       1,736       123        804        601   2,462       201    3,264     186  12/28/90    1963
LITTLETON       CO            185       4,782       261        348        185   5,050       341    5,576     450  12/28/90    1965
MADISON         WI            144       1,544        89        109        144   1,651        91    1,886     145  12/28/90    1920
MILWAUKEE       WI            116       3,260       178        123        116   3,379       182    3,677     298  12/28/90    1960
MILWAUKEE       WI            277       3,594       289          0        277   3,594       289    4,160     199  03/27/92    1969
NASHVILLE       IL             75       2,424       132         80         75   2,458       178    2,711     225  12/28/90    1964
NEWPORT BEACH   CA          1,176       1,584       145      1,173      1,176   2,734       167    4,077     172  12/28/90    1962
NEW HAVEN       CT          1,681      14,201       752          0      1,681  14,201       752   16,634     678  05/11/92    1971
PALM SPRINGS    CA            103       1,196        68        702        103   1,866        99    2,068     123  12/28/90    1969
PHOENIX         AZ            655       2,366       159          4        655   2,370       159    3,184     108  06/30/92    1963
SAN DIEGO       CA          1,114         964       109        480      1,114   1,402       151    2,667     129  12/28/90    1969
SOUIX FALLS     SD            253       2,896       166          4        253   2,900       166    3,319     129  06/30/92    1960
STOCKTON        CA            382       2,593       157          4        382   2,597       157    3,136     117  06/30/92    1968
TARZANA         CA          1,277         864       113        804      1,277   1,647       134    3,058     141  12/28/90    1969
THOUSAND OAKS   CA            622       2,365       157        310        622   2,647       185    3,454     231  12/28/90    1965
VAN NUYS        CA            716         322        56        225        716     505        98    1,319      51  12/28/90    1969
WATERFORD       CT             86       4,214       500        453         86   4,667       499    5,252   1,023  05/15/87    1965
WAUKESHA        WI             68       3,276       176        251         68   3,524       179    3,771     301  12/28/90    1958
WILLIMANTIC     CT            134       3,316       250        479        166   3,763       250    4,179     732  05/15/87    1965
YUMA            AZ            223       1,984       116          4        223   1,988       116    2,327      89  06/30/92    1984
YUMA            AZ            103         569        35          1        103     570        35      708      26  06/30/92    1984
CLARINDA        IA             77       1,300       153          0         77   1,300       153    1,530       2  12/30/93    1968
GRAND JUNCTION  CO            136       2,311       272          0        136   2,311       272    2,719       3  12/30/93    1978
LARAMIE         WY            191       3,250       382          0        191   3,250       382    3,823       5  12/30/93    1964
MEDIAPOLIS      IA             94       1,589       187          0         94   1,589       187    1,870       2  12/30/93    1973
MUSCATINE       IA            246       4,190       493          0        246   4,190       492    4,928       6  12/30/93    1964
PAONIA          CO            115       1,950       229          0        115   1,950       229    2,294       3  12/30/93    1981
SMITH CENTER    KS            111       1,878       221          0        111   1,878       221    2,210       3  12/30/93    1971
TARKIO          MO            102       1,734       204          0        102   1,734       204    2,040       3  12/30/93    1970
TOLEDO          IA            153       2,601       306          0        153   2,601       306    3,060       4  12/30/93    1975
WINTERSET       IA            111       1,878       221          0        111   1,878       221    2,210       3  12/30/93    1973
WORLAND         WY            132       2,239       264          0        132   2,239       264    2,635       3  12/30/93    1970
/TABLE

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

    Reconciliation of the carrying amount of real estate at the beginning of the period:

                             Real Estate and Equipment                Accumulated Depreciation
       Balance at January 1, 1991$200,839               $12,487
          Additions        80,927                         6,722
       Balance at December 31, 1991281,766               19,209
          Additions    56,447                                    8,122
          Adjustments to Exchange  Contract    (1,137)                                  (1,137)
       Balance at December 31, 1992   337,076                                   26,194
          Additions    47,735                                    8,775
       Balance at December 31, 1993  $384,811                                  $34,969
/TABLE

                                   HEALTH AND REHABILITATION PROPERTIES TRUST
                                                     SCHEDULE XII

                                            MORTGAGE LOANS ON REAL ESTATE



                                                 December 31, 1993                  Principal
                                               (Dollars in thousands)               Amount of
                                                                                 Loans Subject
                         Final                             Face     Carrying     to Delinquent
             Interest  Maturity                          Value of   Value of     Principal or
Location       Rate      Date    Periodic Payment Terms  Mortgage  Mortgage(1)     Interest
- ------------ -------- ---------  ----------------------  --------  -----------  -------------
CONNORSVILLE,  6.25%   07/01/98  Principal and interest  $  5,795    $  4,974          -
 IN                              payable monthly in
                                 arrears. $5.3 million
                                 due at maturity.

ELKHART, IN   9.875%   05/01/97  Principal and interest     8,057       7,963          -
                                 payable monthly in
                                 arrears. $7.5 million
                                 due at maturity.

MEDINA, OH     6.75%   02/01/98  Principal and interest     6,151       5,373          -
                                 payable monthly in
                                 arrears. $6.5 million
                                 due at maturity.

TORRANCE, CA  10.46%   01/01/97  Principal and interest     5,114       4,911          -
                                 payable monthly in
                                 arrears. $4.9 million
                                 due at maturity.

CARROLLTON,    9.50%   08/10/95  Principal and interest     5,311       5,116          -
 GA                              payable monthly in
                                 arrears. $5.2 million
                                 due at maturity.

MILWAUKEE, WI 13.75%   12/28/00  Principal and interest     9,400       9,400          -
PEWAUKEE, WI                     payable monthly in
                                 advance. $5.7 million
                                 due at maturity.

CANON CITY, CO 11.5%   12/31/16  Principal and interest    13,600      13,600
SPRING VILLAGE,                  payable monthly in
 CO                              arrears.
DELTA, CO

AINSWORTH, NE  9.00%   12/31/16  Principal and interest     6,000       6,000          -
ASHLAND, NE                      payable monthly in
BLUE HILL, NE                    arrears.
CENTRAL CITY,
 NE
GRETNA, NE
SUTHERLAND, NE
WAVERLY, NE

56 MORTGAGES      0%  03/94     N/A                       100,773      90,913          -
             -12.50% -08/08
                                                         --------    --------       -------
                                              TOTAL      $160,201    $148,250         $0
                                                         ========    ========       =======
        -----------------
(1) Also represents cost for federal income tax purposes.

    Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
    Balance at January 1, 1991$ 87,061
      New Mortgage Loans            500
      Collections of Principal (55,801)
    Balance at December 31, 1991  31,760
      New Mortgage Loans         19,573
      Collections of Principal  (4,160)
    Balance at December 31, 1992  47,173
      New Mortgage Loans      133,939
      Amortization of discount     965
        Collections of principal (33,827)
    Balance at December 31, 1993$148,250
                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   HEALTH AND REHABILITATION PROPERTIES TRUST


                   By:/S/ David J. Hegarty
                      David J. Hegarty
                      Executive Vice President and
                      Chief Financial Officer
Dated:  March 29, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.


Signature                 Title                 Date

Mark J. Finkelstein*  President and Chief   March 29, 1994
Mark J. Finkelstein   Executive Officer


David J. Hegarty*     Executive Vice        March 29, 1994
David J. Hegarty      President and Chief
                      Financial Officer


John L. Harrington*   Trustee               March 29, 1994
John L. Harrington


Arthur G. Koumantzelis*Trustee              March 29, 1994
Arthur G. Koumantzelis


Justinian Manning, C.P.*Trustee             March 29, 1994
Rev. Justinian Manning,
C.P.


Gerard M. Martin*     Trustee               March 29, 1994
Gerard M. Martin


/s/ Barry M. Portnoy  Trustee               March 29, 1994
Barry M. Portnoy


*By: /s/ Barry M. Portnoy
     Barry M. Portnoy
     Attorny-in-fact
/TABLE