Form 10-Q
period 1994-03-31
HEALTH & REHABILITATION PROPERTIES TRUST
filed 1994-05-16
CIK 803649

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON D.C. 20549

                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1994

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


           Commission file number       1-9317

           HEALTH AND REHABILITATION PROPERTIES TRUST
     (Exact name of registrant as specified in its charter)

        Maryland                         No. 04-6558834

(State of Incorporation)    (I.R.S. Employer Identification No.)

         400 Centre Street, Newton, Massachusetts 02158
       (Address of principal executive office) (Zip Code)

                          (617) 332-3990
             (Telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X          NO


     Number of Common Shares outstanding at the latest practicable date, May 14, 1994: 57,372,500 shares of beneficial interest, $.01 par value.

           HEALTH AND REHABILITATION PROPERTIES TRUST


                            FORM 10-Q

                         March 31, 1994

                              INDEX


PART I    Financial Information                             Page

Item 1.
Financial Statements

     Balance Sheets - December 31, 1993 and
       March 31, 1994                                        1

     Statements of Income - Quarters Ended
       March 31, 1993 and 1994                               2

     Statements of Cash Flows - Quarters Ended
       March 31, 1993 and 1994                               3

     Notes to Financial Statements                           4-8


Item 2.
Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   9-11


PART II.  Other Information



Item 6.
Exhibits and reports on Form 8-K


Signatures

           HEALTH AND REHABILITATION PROPERTIES TRUST
                         BALANCE SHEETS
                     (dollars in thousands)

                                    December 31,     March 31,
                                        1993           1994
                                    ------------     ---------
ASSETS                                               (Unaudited)

Real estate properties, at cost:
 Land                                  $ 33,450        $ 31,644
Buildings and improvements              330,988         306,812
Equipment                                20,373          18,928
                                       --------        --------
                                        384,811         357,384
Less accumulated depreciation            34,969          32,952
                                       --------        ---------
                                        349,842         324,432

Real estate mortgages and notes, net    157,281         153,795
Cash and cash equivalents                13,887          41,561
Interest and rent receivable              3,039           4,399
Deferred interest and finance costs,
  net, and other assets                   3,613           5,531
                                       --------        --------
                                       $527,662        $529,718
                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank borrowings                        $ 73,000        $ 73,000
Security deposits                         8,300           3,800
Due to affiliate                            709             264
Accounts payable and accrued expenses     4,518           1,392

Shareholders' equity:
   Preferred shares of beneficial
     interest, $.01 par value,
     50,000,000 shares authorized,
     none issued                              -               -
   Common shares of beneficial interest,
     $.01 par value, 100,000,000 shares
     authorized, 44,121,000 shares and
     44,722,500 shares issued and
     outstanding, respectively              441            447
   Additional paid-in capital           470,572        478,807
   Cumulative net income                118,889        135,533
   Distributions of funds
     from operations                   (148,767)       (163,525)
                                       ---------       ---------

Total shareholders' equity              441,135         451,262
                                       --------        --------
                                       $527,662        $529,718
                                       ========        =========

                     See accompanying notes

           HEALTH AND REHABILITATION PROPERTIES TRUST
                      STATEMENTS OF INCOME
          (amounts in thousands, except per share data)
                           (Unaudited)

                                       Quarter Ended March 31,
                                       -----------------------
                                       1993          1994
                                      ------       -------

Revenues:
  Rental income                      $11,389       $12,470
  Interest income                      1,261         5,077
                                     -------       -------
          Total revenues              12,650        17,547
                                     -------       -------

Expenses:
  Interest                             1,269         1,259
  Advisory fees                          574           775
  Depreciation and amortization        2,213         2,618
  General and administrative             185           245
                                     -------       -------
          Total expenses               4,241         4,897
                                     -------       -------

Income before gain on sale of
  properties and extraordinary
  item                                 8,409        12,650

Gain on sale of properties                 -         3,994

Extraordinary item - early
   extinguishment of debt and
   termination costs of interest
   rate hedging arrangements         ( 3,392)            -
                                     --------      -------

Net income                           $ 5,017       $16,644
                                     =======       =======

Weighted average shares
  outstanding                         31,731        44,596
                                     =======       =======

Per share amounts:
Income before gain on sale of
  properties and extraordinary
  item                               $   .27       $   .28
                                     =======       =======
Net income                           $   .16       $   .37
                                     =======       =======


                     See accompanying notes

           HEALTH AND REHABILITATION PROPERTIES TRUST
                    STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                           (Unaudited)

                                              Quarter Ended
                                                 March 31,
                                              --------------
                                            1993      1994
                                          --------   -------

Cash flows from operating activities:
  Net income                                $ 5,017    $16,644
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Gain on sale of properties                   -    ( 3,994)
     Loss on early extinguishment of debt     3,392          -
     Depreciation and amortization            2,213      2,618
     Amortization of interest costs             115        158
     Decrease in security deposits               -     ( 4,500)
     Deferred finance costs                       -    ( 2,286)
     Changes in assets and liabilities:
       Increase in interest and
        rent receivable and other assets    ( 2,106)   ( 1,365)
       Decrease in accounts payable
        and accrued expenses                (   679)   ( 3,126)
       Decrease in due to affiliate         (    20)   (   445)
                                            --------   --------
        Cash provided by operating
         activities                           7,932      3,704
                                            -------    -------
Cash flows from investing activities:
  Investments in mortgage loans                   -    (10,557)
  Repayment of mortgage loans                    94     16,743
  Real estate acquisitions                  (   626)   ( 1,399)
  Sale of real estate                             -     28,400
  Loans to affiliates                             -    ( 2,700)
                                            -------    --------
       Cash provide by (used in)
       investing activities                 (   532)    30,487
                                            -------    -------
Cash flows from financing activities:
  Proceeds from issuance of shares, net     123,138      8,241
  Proceeds from borrowings                        -     40,000
  Payments on borrowings                    (88,500)   (40,000)
  Termination costs of debt and
    interest rate hedging arrangements      ( 2,843)         -
  Payment related to stock surrender        ( 3,000)         -
  Dividends paid                            (10,804)   (14,758)
                                            --------   -------
     Cash provided by (used in)
        financing activities                 17,991    ( 6,517)
                                            -------    -------
Increase in cash and cash
        equivalents                          25,391     27,674

Cash and cash equivalents at
  beginning of period                        14,104     13,887
                                            -------    -------

Cash and cash equivalents at end of period  $39,495    $41,561
                                            =======    =======

Supplemental cash flow information:
  Interest paid                             $ 2,058    $ 1,287

                     See accompanying notes

           HEALTH AND REHABILITATION PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS
                     March 31, 1993 and 1994
          (dollars in thousands, except per share data)
                           (Unaudited)

1.   Basis of presentation

     The financial statements of Health and Rehabilitation Properties Trust ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

2.   Tax status

     The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, the Company expects not to be subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a real estate investment trust.

3.   Dividends

     On April 11, 1994, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended March 31, 1994, of $.33 per share, which will be paid on or about May 31, 1994, to shareholders of record at the close of business on May 16, 1994.

     Dividends are principally based on funds from operations which is defined as net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Dividends in excess of net income are a return of capital.

4.   Leases

     On February 11, 1994, in connection with the merger of Greenery Rehabilitation Group Inc. (Greenery) into Horizon Healthcare Corporation (Horizon), the Company sold to Horizon for $28,400, three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $3,994 on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The Company has also granted Horizon a ten year option to buy, at the rate of no more than one facility per year, the seven leased facilities. Also, the

           HEALTH AND REHABILITATION PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS
                     March 31, 1993 and 1994
          (dollars in thousands, except per share data)
                           (Unaudited)


4.   Leases - Continued

Company leased the three remaining Greenery facilities to a newly formed corporation, Connecticut Subacute Corporation II (CSC II), an affiliate of HRPT Advisors, Inc. (Advisor). These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements.

     On March 17, 1994, the Company entered into an agreement with Host Marriott Corporation to acquire 14 retirement communities containing 3,932 residences or beds for $320,000, subject to adjustments. The communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). The leases provide for fixed rent aggregating approximately $28,000 per year and additional rentals equal to 4.5% of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott. In connection with the execution of the purchase and sale agreement for the Marriott transaction, the Company provided a $25,000 cash deposit. The remaining purchase price will be funded by the assumption of $17,600 of existing debt bearing interest at 8.75%, with the proceeds of the equity offering described in Note 7, available cash, future debt financings and funds available to be drawn under the Company's revolving credit facility. The acquisition is expected to close in installments during May and June 1994.


5.   Real Estate Mortgages and Notes Receivable

     On February 11, 1994, in connection with the Horizon - Greenery merger, the Company provided Horizon with $9,400 first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

     During the first quarter of 1994, mortgage loans, secured by six properties, with outstanding principal balances totalling
$16,662 were repaid.


6.   Borrowings

     On February 24,1994, the Company closed a new $110,000 revolving credit facility from a syndicate of banks. The new credit facility, which replaced the Company's $40,000 revolving credit facility scheduled to mature in January 1995, will mature in 1997, unless extended by the


           HEALTH AND REHABILITATION PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS
                     March 31, 1993 and 1994
          (dollars in thousands, except per share data)
                           (Unaudited)

6.   Borrowings - Continued

parties. Borrowings under the new credit facility bear interest, at the Company's option, at a spread over LIBOR or prime. The Company has drawn on the new credit facility, upon its closing, to repay the $40,000 outstanding on the previously existing revolver and, on April 1, 1994, to repay the Company's $33,000 term loan. The interest rate on the $73,000 of debt outstanding at March 31, 1994 is capped at 5.5% per annum through maturity. On May 13, 1994, the Company repaid all $73,000 outstanding under the new credit facility with proceeds of the offering described in Note 7.

7.   Common Shares of Beneficial Interest

     On January 19, 1994, the Company received net proceeds of approximately $8,301 and issued 601,500 shares of the Company's stock in connection with the exercise of the underwriters over-allotment option granted in connection with a public offering of the Company's stock in December 1993. The proceeds were used as part of the initial deposit on the Marriott transaction.

     On May 13, 1994, the Company received net proceeds of approximately $174,541 from the public offering of 12,650,000 shares of the Company's stock. These proceeds were used, in part, to repay $73,000 in borrowings under the Company's revolving credit facility and the Company expects to apply the balance to fund part of the Marriott transaction.

8.   Financing Commitments

     During the quarter ended March 31, 1994, the Company provided improvement financing at existing properties of approximately $1,392.
As of March 31, 1994, the Company has commitments to provide additional improvement financing at existing properties totalling approximately $19,444.

9.   Concentration of Credit Risk

     Substantially all of the Company's assets are invested in income producing health care real estate. At March 31, 1994, 28% of the Company's real estate properties, net and real estate mortgages and notes, net were subject to mortgages and leases with Horizon. The financial statements of Horizon have been filed as a part of Horizon's Quarterly Form 10-Q, file number 1-9369, for the nine months ended February 28, 1994.







           HEALTH AND REHABILITATION PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS
                     March 31, 1993 and 1994
          (dollars in thousands, except per share data)
                           (Unaudited)


10.  Subsequent Event

     On April 19, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) relating to the offering of up to $345,000 of debt securities, preferred shares of beneficial interest, common shares of beneficial interest and common share warrants. The shelf registration statement has not yet been declared effective by the SEC.

11.  Pro Forma Information (Unaudited)

     The following summarized Pro Forma Statements of Income assume that all of the Company's real estate financing transactions during 1993, both 1993 share offerings, the January 19, 1994 over-allotment option exercise, the Horizon - Greenery merger and the Marriott transaction and related financing had occurred on January 1, 1993 and give effect to the Company's borrowing rates throughout the periods indicated.

The summarized Pro Forma Balance Sheet is intended to present the financial position of the Company as if the Marriot transaction and related financing had occurred on March 31, 1994.

These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.


                            Year Ended         Three Months Ended
                            December 31,            March 31,
                            ------------       ------------------
                                1993             1993      1994
                            ------------       --------  --------
                                      (Unaudited)

Pro Forma Statement of Income

Total revenues                 $94,622           $23,346     $24,040
Total expenses                  34,917             8,519       9,329
                               -------           -------     -------
Net income                     $59,705           $14,827     $14,711
                               =======           =======     =======
Weighted average shares
  outstanding                   57,373            57,373      57,373
                               =======            =======     =======
Net income per share           $  1.04           $   .26     $   .26
                               =======            =======     =======


           HEALTH AND REHABILITATION PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS
                     March 31, 1993 and 1994
          (dollars in thousands, except per share data)
                           (Unaudited)



                                               March 31,
                                                  1994
                                              -----------
                                              (Unaudited)

Pro Forma Balance Sheet

Real estate properties, net                    $649,432
Real estate mortgages and notes, net            153,795
Other assets                                     26,491
                                               --------
     Total Assets                              $829,718
                                               ========

Borrowings                                     $198,459
Other liabilities                                 5,456
Shareholder's equity                            625,803
                                               --------
     Total Liabilities and
     Shareholder's Equity                      $829,718
                                               ========


           HEALTH AND REHABILITATION PROPERTIES TRUST

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Total revenues for the quarter ended March 31, 1994, increased to $17,547,000 from $12,650,000 for the quarter ended March 31, 1993. Rental income increased to $12,470,000 from $11,389,000 and interest income increased to $5,077,000 from $1,261,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to March 31, 1993. Interest income increased primarily due to the acquisition of three pools of performing mortgage loans subsequent to March 31, 1993.

     Total expenses for the quarter ended March 31, 1994, increased to $4,897,000 from $4,241,000 for the quarter ended
March 31, 1993. The increase is primarily the result of increases in depreciation and advisory fees of $405,000 and $201,000, respectively. Depreciation and advisory fees increased as a result of new investments since March 31, 1993.

     Income before gain on sale of properties and extraordinary item increased to $12,650,000 or $.28 per share for the 1994 quarter from $8,409,000 or $.27 per share for the 1993 quarter. The increase in income before extraordinary item is primarily a result of the new investments since March 31, 1993.

     The Company bases its dividend primarily on funds from operations during the quarter. Funds from operations means net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Funds from operations for the 1994 quarter was $15,458,000 or $.35 per share for the 1994 quarter and $10,737,000 or $.34 per share, for the 1993 quarter.

     The dividends declared which relate to these quarters were $18,932,925 or $.33 per share in 1994 and $11,236,000 or $.32 per share in 1993. Dividends for the 1994 and 1993 quarter exceeded, in the aggregate, the funds from operations because dividends were declared on 12,650,000 and 10,350,000 shares, respectively, which were not outstanding for the entire quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Assets of the Company increased to $529,718,000 at March 31, 1994 from $527,662,000 at December 31, 1993. The increase is principally the net result of increases in cash and cash equivalents, interest and rent receivables and deferred finance costs of $27,674,000, $1,360,000 and $1,918,000, respectively and decreases in real estate properties, net and real estate mortgages and notes receivable, net of $25,410,000 and $3,486,000, respectively. Cash and cash equivalents increased primarily as a result of cash retained from the December 1993 equity offering, the


           HEALTH AND REHABILITATION PROPERTIES TRUST

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - Continued


January 1994 underwriter's over-allotment exercise and proceeds from prepayments of mortgage loans during the quarter. Real estate properties, net decreased as a result of the sale of three properties in connection with the February 11, 1994 merger of Greenery Rehabilitation Group Inc.
(Greenery) into Horizon Healthcare Corporation (Horizon). Real estate mortgages and notes, net, decreased principally due to the prepayment of mortgage investments secured by six properties, totalling $16,662,000 net of new mortgage financings totalling $10,557,000 primarily in connection with the Horizon - Greenery merger.

     On February 11, 1994, in connection with the Horizon-Greenery merger, the Company sold to Horizon for $28,400,000 three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $3,994,000 on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The Company has also granted Horizon a ten year option to buy, at the rate of no more than one facility per year, the seven leased facilities. Also, the Company leased the three remaining Greenery facilities to a newly formed corporation, Connecticut Subacute Corporation II (CSC II), an affiliate of HRPT Advisors, Inc. (Advisor). These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements.

     On February 11, 1994, in connection with the Horizon - Greenery merger, the Company provided Horizon with $9,400,000 first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

     On March 17, 1994, the Company entered into an agreement with Host Marriott Corporation to acquire 14 retirement communities containing 3,932 residences or beds for $320,000,000, subject to adjustments. The communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). The leases provide for fixed rent aggregating approximately $28 million per year and additional rentals equal to 4.5% of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott. In connection with the execution of the purchase and sale agreement for the Marriott transaction, the Company provided a $25,000,000 cash deposit.
The remaining purchase price will be funded by the assumption of $17,600,000 of existing debt bearing interest at 8.75%, with the proceeds of the equity offering described below, available cash, future
           HEALTH AND REHABILITATION PROPERTIES TRUST

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - Continued

debt financings and funds available to be drawn under the Company's revolving credit facility. The acquisition is expected to close in installments during May and June, 1994.

     During the first quarter of 1994, mortgage loans, secured by six properties, with outstanding principal balances totalling
$16,662,000, were repaid.

     At March 31, 1994, the Company had $41,561,000 of cash and cash equivalents, including the $25,000,000 cash deposit with Marriott, and the ability to borrow up to $28,550,000 under its existing revolving credit facility. At March 31, 1994, the Company had outstanding commitments to provide $19,444,000 in improvement financing for existing investments. On May 13, 1994 the Company received net proceeds of approximately $174,541,000 from the public offering of 12,650,000 shares of beneficial interest (including the underwriter's over-allotment). A portion of the proceeds were used to repay the outstanding balance of $73,000,000 on the Company's revolving credit facility and the Company expects to apply the remainder to fund part of the Marriott transaction. Also, on April 19, 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) relating to the offering of up to $345,000,000 of debt securities, preferred shares of beneficial interest, common shares of beneficial interest and common share warrants. This shelf registration has not yet been declared effective by the SEC.

     The Company is continuing to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company believes that the new investments described above substantially improve the quality and diversity of lessees and mortgagors in its portfolio and also the security of its future cash flows and dividends. Upon completion of the Marriott transaction approximately 70% of the Company's portfolio will be leased to or mortgage financed with seven New York Stock Exchange listed companies. Also, Marriott, which is an A- investment grade rated company, will be the Company's largest single tenant.The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extend practicable, to the terms of the investments made with such borrowed funds. As of March 31, 1994, the Company's debt as a percentage of total capitalization was approximately 14%. Current expenses and dividends are provided for by funds from operations.




                             PART II


Item 6.        Exhibits and Reports on Form 8-K

     (a)       Exhibits
     10.1      First Amendment to Marriott Senior Living Services
               Purchase and Sale Agreement (*)

     10.2      Letter Agreement regarding Marriott Senior Living
               Services Purchase and Sale Agreement (*)

     (b)       Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.






(*)  Filed herewith.

                HEALTH AND REHABILITATION PROPERTIES TRUST

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              HEALTH AND REHABILITATION
                              PROPERTIES TRUST
                              (Registrant)


DATE   May 16, 1994           BY /s/ Mark J. Finkelstein
                                Mark J. Finkelstein, President


DATE   May 16, 1994           BY /s/ David J. Hegarty
                                David J. Hegarty, Executive
                                Vice President and CFO