Form 10-Q
period 1994-06-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1994-08-11
CIK 803649

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1994

                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                Commission file number       1-9317

                  HEALTH AND RETIREMENT PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)

        Maryland                             No. 04-6558834
(State of Incorporation)          (I.R.S. Employer Identification No.)

              400 Centre Street, Newton, Massachusetts 02158
            (Address of principal executive office) (Zip Code)

                               (617) 332-3990
                  (Telephone number, including area code)


                HEALTH AND REHABILITATION PROPERTIES TRUST
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X          NO


     Number of Common Shares outstanding at the latest practicable date, July 29, 1994: 57,385,000 shares of beneficial interest, $.01 par value.







                  HEALTH AND RETIREMENT PROPERTIES TRUST


                                 FORM 10-Q

                               June 30, 1994

                                   INDEX


PART I    Financial Information                                  Page

Item 1.   Financial Statements

          Balance Sheets - December 31, 1993 and
            June 30, 1994                                        1

          Statements of Income - Quarters and Six Months
            Ended June 30, 1993 and 1994                         2

          Statements of Cash Flows - Six Months Ended
            June 30, 1993 and 1994                               3

          Notes to Financial Statements                          4-8


Item 2.   Management's Discussion and Analysis of Financial      9-13
            Condition and Results of Operations


PART II.  Other Information

Item 4.   Submission of Matters to a Vote of                     14
          Securities Holders

Item 6.   Exhibits and Reports on Form 8-K                       14



Signatures

















                  HEALTH AND RETIREMENT PROPERTIES TRUST
                              BALANCE SHEETS
                          (dollars in thousands)
                                (Unaudited)
                                              December 31,      June 30,
                                                  1993            1994
ASSETS

Real estate properties, at cost:
  Land                                         $ 33,450         $ 46,710
  Buildings and improvements                    330,988          462,337
  Equipment                                      20,373           31,800
                                                384,811          540,847
Less accumulated depreciation                    34,969           36,073
                                                349,842          504,774

Real estate mortgages and notes, net            157,281          152,887
Cash and cash equivalents                        13,887           24,597
Interest and rent receivable                      3,039            3,674
Deferred interest and finance costs,
  net and other assets                            3,613            4,705
                                               $527,662         $690,637


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank borrowings                                $ 73,000         $ 62,000
Security deposits                                 8,300            3,800
Due to affiliates                                   709              316
Accounts payable and accrued expenses             4,518            5,687

Shareholders' equity:
   Preferred shares of beneficial
    interest, $.01 par value,
    50,000,000 shares authorized,
    none issued                                       -                -
   Common shares of beneficial interest,
     $.01 par value, 100,000,000 shares
     authorized, 44,121,000 shares and
     57,372,500 shares issued and
     outstanding, respectively                      441              574
   Additional paid-in capital                   470,572          652,805
   Cumulative net income                        118,889          147,913
   Distributions of funds
     from operations                           (148,767)        (182,458)

Total shareholders' equity                      441,135          618,834
                                               $527,662         $690,637

                          See accompanying notes


                  HEALTH AND RETIREMENT PROPERTIES TRUST
                           STATEMENTS OF INCOME
               (amounts in thousands, except per share data)
                                (Unaudited)


                                  Quarter Ended         Six Months
                                     June 30,          Ended June 30,
                                  1993      1994      1993      1994

Revenues:
  Rental income                  $11,463   $13,531   $22,852   $26,001
  Interest income                  2,300     6,385     3,561    11,462

          Total revenues          13,763    19,916    26,413    37,463

Expenses:
  Interest                         1,178     1,069     2,447     2,328
  Advisory fees                      625       852     1,199     1,627
  Depreciation and amortization    2,216     3,337     4,429     5,955
  General and administrative         208       324       393       569

          Total expenses           4,227     5,582     8,468    10,479

Income before gain on sale of
  properties and extraordinary
  items                            9,536    14,334    17,945    26,984

Gain on sale of properties             -         -         -     3,994

Extraordinary items - early
  extinguishment of debt and
  termination costs of interest
  rate hedging arrangements            -   ( 1,953)  ( 3,392)  ( 1,953)

Net income                       $ 9,536   $12,381   $14,553   $29,025

Weighted average shares
  outstanding                     35,114    51,395    33,432    48,014

Per share amounts:

  Income before gain on sale of
  properties and extraordinary
  items                          $   .27   $   .28   $   .54   $   .56


  Net income                     $   .27   $   .24   $   .44   $   .60

                          See accompanying notes


                  HEALTH AND RETIREMENT PROPERTIES TRUST
                         STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                                (Unaudited)
                                                   Six Months Ended
                                                        June 30,
                                                    1993        1994

Cash flows from operating activities:
  Net income                                       $14,553   $ 29,025
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Gain on sale of properties                          -   (  3,994)
     Loss on early extinguishment of debt            3,392      1,953
     Depreciation and amortization                   4,429      5,955
     Amortization of interest costs                    251        317
     Decrease in security deposits                       -   (  4,500)
     Deferred finance costs                       (    183)  (  3,659)
     Changes in assets and liabilities:
       Increase in interest and
       rent receivable and other assets           (  2,122)  (    769)
       (Decrease) increase in accounts
       payable and accrued expenses               (  1,161)     1,169
       Increase (decrease) in due
       to affiliate                                     20   (    393)
       Cash provided by operating
       activities                                   19,179     25,104
Cash flows from investing activities:
  Investment in mortgage loans                    ( 73,325)  ( 13,257)
  Repayment of mortgage loans                        4,316     17,651
  Real estate acquisitions                        (  6,292)  (184,863)
  Sale of real estate                                    -     28,400
       Cash used in
       investing activities                       ( 75,301)  (152,069)
Cash flows from financing activities:
  Proceeds from issuance of shares, net            123,138    182,366
  Proceeds from borrowings                          54,000     95,000
  Payments on borrowings                          ( 88,590)  (106,000)
  Termination costs of debt and
  interest rate hedging arrangements              (  2,843)         -
  Payment related to stock surrender              (  3,000)         -
  Dividends paid                                  ( 22,040)  ( 33,691)
       Cash provided by
       financing activities                         60,665    137,675
Increase in cash and cash equivalents                4,543     10,710

Cash and cash equivalents at
beginning of period                                 14,104     13,887

Cash and cash equivalents at end of period        $ 18,647   $ 24,597

Supplemental cash flow information:
  Interest paid                                   $  2,997   $  1,287

                          See accompanying notes

                  HEALTH AND RETIREMENT PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
                          June 30, 1993 and 1994
               (dollars in thousands, except per share data)
                                (Unaudited)

1.   Basis of presentation

     The financial statements of Health and Retirement Properties Trust, formerly known as Health and Rehabilitation Properties Trust, ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.


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


3.   Dividends

     On July 7, 1994, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended June 30, 1994 of $.33 per share, which will be paid on or about August 30, 1994 to shareholders of record at the close of business on July 29, 1994.

     Dividends are principally based on funds from operations which means net income excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization. Dividends in excess of net income are a return of capital.


4.   Leases

     On February 11, 1994, in connection with the merger of Greenery Rehabilitation Group Inc. (Greenery) into Horizon Healthcare Corporation (Horizon), the Company sold to Horizon for $28,400, three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $3,994 on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The Company has also granted Horizon a ten year option to buy, at the rate of no more

                  HEALTH AND RETIREMENT PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
                          June 30, 1993 and 1994
               (dollars in thousands, except per share data)
                                (Unaudited)


4.   Leases-continued

than one facility per year, the seven leased facilities. Also, the Company leased the three remaining Greenery facilities to a newly formed corporation, Connecticut Subacute Corporation II (CSC II), an affiliate of HRPT Advisors, Inc. (Advisor). These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements.


     On March 17, 1994, the Company entered into an agreement with Host Marriott Corporation to acquire 14 retirement communities containing 3,952 residences or beds for $320,000, subject to adjustments. The communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). The leases provide for fixed rent aggregating approximately $28,000 per year and additional rentals equal to 4.5% of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott. In connection with the execution of the purchase and sale agreement for the Marriott transaction, the Company provided a $25,000 cash deposit. As of July 29, the Company has completed the acquisition of 11 of the 14 communities for $228,991 funded from the proceeds of the equity offering described in Note 7, application of a portion of the cash deposit, borrowings under the Company's revolving credit facility and proceeds of the debt offering described in Note 6. The remaining purchase price will be funded by the assumption of $17,600 of existing debt bearing interest at 8.75%, proceeds of the debt offering described in Note 6, available cash, application of the balance of the cash deposit, and/or drawings under the Company's revolving credit facility. The remainder of this acquisition is expected to close in August 1994.


5.   Real Estate Mortgages and Notes

     On February 11, 1994, in connection with the Horizon - Greenery merger, the Company provided Horizon with $9,400 first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

     During the first half of 1994, mortgage loans, secured by eight properties, with outstanding principal balances totalling $18,563 were repaid.



                  HEALTH AND RETIREMENT PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
                          June 30, 1993 and 1994
               (dollars in thousands, except per share data)
                                (Unaudited)


6.   Borrowings

     On February 24, 1994, the Company closed a new $110,000 revolving credit facility from a syndicate of banks. The new credit facility, which replaced the Company's $40,000 revolving credit facility scheduled to mature in January 1995, will mature in 1997, unless extended by the parties. Borrowings under the new credit facility bear interest, at the Company's option, at a spread over LIBOR or prime. The Company has drawn on the new credit facility, upon its closing, to repay the $40,000 outstanding on the previously existing revolving credit facility and, on April 1, 1994, to repay the $33,000 term loan. On May 13, 1994, the Company repaid all $73,000 outstanding under the new credit facility with proceeds of the offering described in Note 7. On June 15, 1994, the Company amended the revolving credit facility, among other things, to reduce the interest rate spread over LIBOR, to increase the facility to $120,000 with provision for possible further increases to $150,000 before August 31, 1994 and to make the facility unsecured. In connection with the closing of this new revolving credit facility and the prepayment of the $33,000 term loan and borrowings under the previous revolving credit facility, the Company wrote off deferred charges of $1,953 which has been reported as an extraordinary item. During June the Company borrowed $62,000 under the revolving credit facility to fund a portion of the Marriott transaction. Such borrowings were repaid in July with the proceeds of a debt offering described below and cash on hand.

     On July 13, 1994, the Company received net proceeds of $197,270 from the offering of $200,000 in floating rate senior notes due in 1999. The notes were issued in two series. The Series A Notes, in an aggregate principal amount of $75,000, bear interest at LIBOR plus 105 basis points and may be called by the Company beginning April 13, 1995. The Series B Notes, in an aggregate principal amount of $125,000, were issued at a discount (99.0159% of par), bear interest at LIBOR plus 72 basis points and may be called by the Company beginning July 13, 1996. A portion of these proceeds were used to fund part of the Marriott transaction and to repay $56,000 of borrowings under the Company's revolving credit facility. The Company expects to apply the balance to fund the remainder of the Marriott transaction and future real estate acquisitions.

7.   Common Shares of Beneficial Interest

     On January 19, 1994, the Company received net proceeds of approximately $8,301 and issued 601,500 shares of the Company's stock in connection with the exercise of the underwriter's over-allotment option granted in connection with a public offering of the Company's stock in December 1993. The proceeds were used as part of the initial deposit on the Marriott transaction.


                  HEALTH AND RETIREMENT PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
                          June 30, 1993 and 1994
               (dollars in thousands, except per share data)
                                (Unaudited)

7.   Common Shares of Beneficial Interest-Continued

     On May 13, 1994, the Company received net proceeds of approximately $174,065 from the public offering of 12,650,000 shares of the Company's stock. These proceeds were used, in part, to repay $73,000 in borrowings under the Company's revolving credit facility and the balance to fund part of the Marriott transaction.

8.   Financing Commitments

     During the quarter ended June 30, 1994, the Company provided improvement financing at existing properties of approximately $3,202. As of June 30, 1994, the Company has commitments to provide additional improvement financing at existing properties totalling approximately $17,377.

9.   Concentration of Credit Risk

     Substantially all of the Company's assets are invested in income producing health care real estate. At June 30, 1994, a total of 47% of the Company's real estate properties, net and real estate mortgages and notes, net were subject to mortgages and leases with Marriott and Horizon. The financial statements of Marriott have been filed as a part of Marriott's Quarterly Form 10-Q, file number 1-12188, for the twenty four weeks ended June 17, 1994. The financial statements of Horizon have been filed as a part of Horizon's Quarterly Form 10-Q, file number 1-9369, for the nine months ended February 28, 1994.

10.  Pro Forma Information (Unaudited)

     The following summarized Pro Forma Statements of Income assume that all of the Company's real estate financing transactions during 1993, both 1993 share offerings, the January 19, 1994 over-allotment option exercise, the Horizon-Greenery merger and the Marriott transaction and the related equity offering completed in May 1994 and debt offering completed in July 1994, had occurred on January 1, 1993 and give effect to the Company's borrowing rates throughout the periods indicated.

The summarized Pro Forma Balance Sheet is intended to present the financial position of the Company as if the Marriott transaction and the related equity offering completed in May 1994 and debt offering completed in July 1994, had occurred on June 30, 1994.

These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.



                  HEALTH AND RETIREMENT PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
                          June 30, 1993 and 1994
               (dollars in thousands, except per share data)
                                (Unaudited)


                                   Year Ended          Six Months Ended
                                   December 31,             June 30,
                                      1993             1993        1994

Pro Forma Statements of Income

Total revenues                     $94,985           $47,082     $48,772
Total expenses                      35,497            18,730      20,575
Net income                         $59,488           $28,352     $28,197
Weighted average shares
   outstanding                      57,373            57,373      57,373
Net income per share               $  1.04           $   .49     $   .49




                                                            June 30,
                                                             1994

Pro Forma Balance Sheet

Real estate properties, net                               $651,671
Real estate mortgages and notes, net                       152,887
Other assets                                                41,679
     Total Assets                                         $846,237

Borrowings                                                $217,600
Other liabilities                                            9,803
Shareholder's equity                                       618,834
     Total Liabilities and
     Shareholder's Equity                                 $846,237














                  HEALTH AND RETIREMENT PROPERTIES TRUST

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


Quarter Ended June 30, 1994 versus 1993

     Total revenues for the quarter ended June 30, 1994, increased to $19,916,000 from $13,763,000 for the quarter ended June 30, 1993. Rental income increased to $13,531,000 from $11,463,000 and interest income increased to $6,385,000 from $2,300,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to June 30, 1993. Interest income increased primarily due to the acquisition of three pools of performing mortgage loans between May and December, 1993.

     Total expenses for the quarter ended June 30, 1994, increased to $5,582,000 from $4,227,000 for the quarter ended June 30, 1993. The increase is primarily the result of increases in depreciation and amortization of $1,121,000 as a result of new investments since the 1993 quarter.

     Income before gain on sale of properties and extraordinary item increased to $14,334,000 or $.28 per share for the 1994 quarter from $9,536,000 or $.27 per share for the 1993 quarter. The increase in income before gain on sale of properties and extraordinary items is primarily a result of the new investments since June 30, 1993. Net income for the quarters ended June 30, 1994 and 1993, was $12,381,000 ($.24 per share) and $9,536,000 ($.27 per share), respectively.

     The Company bases its dividend primarily on funds from operations during the quarter. Funds from operations means net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Funds from operations for the 1994 quarter was $17,860,000 or $.35 per share for the 1994 quarter and $11,895,000 or $.34 per share, for the 1993 quarter.

     The dividends declared which relate to these quarters were $18,937,050 or $.33 per share in 1994 and $11,236,000 or $.32 per share in 1993.
Dividends for the 1994 quarter exceeded, in the aggregate, the funds from operations because dividends were declared on 12,620,500 shares, which were not outstanding for the entire quarter.







                  HEALTH AND RETIREMENT PROPERTIES TRUST

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended June 30, 1994 versus 1993

     Total revenues for the six months ended June 30, 1994 increased to $37,463,000 from $26,413,000 for the six months ended June 30, 1993.
Rental income increased to $26,001,000 from $22,852,000 and interest income increased to $11,462,000 from $3,561,000 during the comparable period.

Rental income increased as a result of new real estate investments, primarily the Community Care of America transaction in December 1993. The increase in interest income reflects the purchases between May and December 1993 of three pools of performing mortgage loans.

     Total expenses for the six months ended June 30, 1994 increased to $10,479,000 from $8,468,000 in 1993. Advisory fees and depreciation and amortization increased by $428,000 and $1,526,000, respectively, in the 1994 period as a result of new investments, including those mentioned above, that occurred near the end of, or subsequent to, the 1993 period and therefore, did not materially affect expenses during the six months ended June 30, 1993.

     Funds from operations for the six months ended June 30, 1994 and 1993 was $33,318,000 ($.69 per share) and $22,638,000 ($.68 per share), respectively, income before gain on sale of properties and extraordinary items was $26,984,000 ($.56 per share) and $17,945,000 ($.54 per share), respectively, and net income was $29,025,000 ($.60 per share) and $14,553,000 ($.44 per share), respectively. Income before gain on sale of properties and extraordinary items increased primarily as a result of new investments since June 1993. Dividends declared relating to the six months ended June 30, 1994 and 1993 were $37,870,000 ($.66 per share) and
$22,040,000 ($.64 per share), respectively. Dividends for the 1994 period exceeded funds from operations because dividends were declared on 12,620,500 shares which were not outstanding for the entire period.


LIQUIDITY AND CAPITAL RESOURCES

     Assets of the Company increased to $690,637,000 at June 30, 1994 from $527,662,000 at December 31, 1993. The increase is principally the net result of increases in real estate properties, net, and cash and cash equivalents of $154,932,000 and $10,710,000, respectively and a decrease in real estate mortgages and notes, net, of $4,394,000. The increase in cash and cash equivalents is attributable principally to $11,086,000 of cash on deposit with Host Marriott Corporation and not available to reduce debt. The increase in real estate properties is the net result of the acquisition of nine retirement communities in connection with the Marriott transaction, improvement financings for existing tenants and the sale of three properties in connection with the February 11, 1994 merger of Greenery Rehabilitation Group, Inc. (Greenery) into Horizon Healthcare Corporation

                  HEALTH AND RETIREMENT PROPERTIES TRUST

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES-Continued

(Horizon). Real estate mortgages and notes, net, decreased principally due to the prepayment of mortgage investments totalling $18,563,000 net of new mortgage financings of $10,557,000.

     On February 11, 1994, in connection with the Horizon-Greenery merger, the Company sold to Horizon for $28,400,000 three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $3,994,000 on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The Company has also granted Horizon a ten year option to buy, at the rate of no more than one facility per year, the seven leased facilities. Also, the Company leased the three remaining Greenery Facilities to a newly formed corporation, Connecticut Subacute Corporation, II (CSC II), an affiliate of HRPT Advisors, Inc. (Advisor). These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements.

     On February 11, 1994, in connection with the Horizon-Greenery merger, the Company provided Horizon with $9,400,000 first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

     On March 17, 1994, the Company entered into an agreement with Host Marriott Corporation to acquire 14 retirement communities containing 3,952 residencies or beds for $320,000,000 subject to adjustments. The communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). The leases provide for fixed rent aggregating approximately $28,000,000 per year and additional rentals equal to 4.5% of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott. In connection with the execution of the purchase and sale agreement for the Marriott transaction, the Company provided a $25,000,000 cash deposit. As of July 29, the Company has completed the acquisition of 11 of the 14 communities for $228,991,000 which was funded from cash on hand, the proceeds of an equity offering discussed below, application of a portion of the cash deposit, drawings under the Company's revolving credit facility and a portion of the proceeds from a floating rate note offering described below. The balance of the purchase price will be funded by the assumption of $17,600,000 of existing debt bearing interest at 8.75%, available cash, application of the remainder of the cash deposit and additional proceeds of the $200,000,000 floating rate note offering. The remainder of the acquisition is expected to close in August, 1994.



                  HEALTH AND RETIREMENT PROPERTIES TRUST

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - continued

     At June 30, 1994, the Company had $24,597,000 of cash and cash equivalents, including the remaining $11,086,000 cash deposit with Marriott, and the ability to borrow up to an additonal $58,000,000 under its revolving credit facility. At June 30, 1994, the Company had outstanding commitments to provide $17,377,000 in improvement financing for existing investments. On May 13, 1994 the Company received net proceeds of approximately $174,541,000 from the public offering of 12,650,000 common shares of beneficial interest (including the underwriter's over-allotment option). A portion of the proceeds were used to repay the outstanding balance of $73,000,000 on the Company's revolving credit facility and the remainder to fund part of the Marriott transaction.

     On July 13, 1994, the Company received net proceeds of $197,270,000 from the offering of $200,000,000 in floating rate senior notes due in 1999. The notes were issued in two series. The Series A Notes, in an aggregate principal amount of $75,000,000, bear interest at LIBOR plus 105 basis points and may be called by the Company beginning April 13, 1995. The Series B Notes, in an aggregate principal amount of $125,000,000, were issued at a discount (99.0159% of par), bear interest at LIBOR plus 72 basis points and may be called by the Company beginning July 13, 1996. A portion of these proceeds were used to fund part of the Marriott transaction and to repay $56,000,000 in borrowings under the Company's revolving credit facility. The Company expects to apply the balance to fund the remainder of the Marriott transaction and future real estate acquisitions. This senior note offering was drawn under a shelf registration statement for the offering of up to $345,000,000 of debt securities, preferred shares of beneficial interest, common shares of beneficial interest and common share warrants. An additional $145,000,000 of securities may be issued under this registration statement.

     The Company is continuing to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company believes that the new investments described above substantially improve the quality and diversity of lessees and mortgagors in its portfolio and also the security of its future cash flows and dividends. Upon completion of the Marriott transaction approximately 70% of the Company's portfolio will be leased to or mortgage financed with seven New York Stock Exchange listed companies. Also, Marriott, which is an A- investment grade rated company, will be the Company's largest single tenant.







                  HEALTH AND RETIREMENT PROPERTIES TRUST

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - continued



The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of June 30, 1994, the Company's debt as a percentage of total capitalization was approximately 9% and upon completion of the $200,000,000 floating rate note offering in July 1994 was approximately 24%. Current expenses and dividends are provided for by funds from operations.








































                  HEALTH AND RETIREMENT PROPERTIES TRUST



Part II   Other Information

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The Company's Annual Shareholders Meeting was held on May 17, 1994. Rev. Justinian Manning, C.P. and Gerard M. Martin were re-elected to serve as Trustees in Group II on the Board of Trustees. There were 34,290,024 shares and 34,321,761 shares voted in favor of and 274,658 shares and 242,921 shares withheld from voting, for the re-election of Rev. Justinian Manning, C.P. and Gerard M. Martin, respectively. Trustees in Groups I and III, John L. Harrington, Barry Portnoy and Arthur G. Koumantzelis continued in office as Trustees, after the meeting.


     Also on May 17, 1994, a proposed amendment to the Company's
Declaration of Trust to change the Company's name to "Health and Retirement Properties Trust" was approved. There were 33,958,032 shares voted in favor, 185,731 shares voted against, and 420,919 shares abstained on the amendment.



Item 6.        Exhibits and Reports on Form 8-K


     (a)       Exhibits

               10.1 - Amended and Restated Revolving Credit Facility
               10.2 - Letter Amendments dated June 13, 1994 and July 25,
                      1994 to the Marriott Purchase Agreement

     (b)       Reports on Form 8-K
               The Company filed a current report on Form 8-K, dated July 1, 1994 in connection with the amendment and restatement of its declaration of trust to reflect the change in the Company's name












                  HEALTH AND RETIREMENT PROPERTIES TRUST

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                           HEALTH AND RETIREMENT
                             PROPERTIES TRUST
                               (Registrant)



DATE       August 11, 1994          BY  /s/ Mark J. Finkelstein
                                     Mark J. Finkelstein, President


DATE       August 11, 1994          BY  /s/ David J. Hegarty
                                     David J. Hegarty, Chief Financial
                                     Officer