Form 10-Q
period 1994-09-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1994-11-14
CIK 803649

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                      FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

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

                         YES    X          NO

               Number of Common Shares outstanding at the latest practicable date, November 10, 1994: 57,385,000 shares of beneficial interest, $.01 par value.


                        HEALTH AND RETIREMENT PROPERTIES TRUST


                                      FORM 10-Q

                                  September 30, 1994

                                        INDEX


          PART I    Financial Information                             Page

          Item 1.   Financial Statements

                    Balance Sheets - December 31, 1993 and
                      September 30, 1994                              1

                    Statements of Income - Quarters and Nine Months
                      Ended September 30, 1993 and 1994               2

                    Statements of Cash Flows - Nine Months Ended
                      September 30, 1993 and 1994                     3

                    Notes to Financial Statements                     4-8


          Item 2.   Management's Discussion and Analysis of           9-13
                       Financial Condition and Results
                       of Operations


          PART II.  Other Information


          Item 6.   Exhibits and Reports on Form 8-K                  14



          Signatures


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                                    BALANCE SHEETS
                                (dollars in thousands)
                                     (Unaudited)

                                              December 31,    September 30,
                                                  1993            1994
                                              -----------     -------------
     ASSETS
     Real estate properties, at cost:
       Land                                     $ 33,450        $ 64,749
       Buildings and improvements                330,988         585,148
       Equipment                                  20,373          41,869
                                                --------        --------
                                                 384,811         691,766
     Less accumulated depreciation                34,969          39,728
                                                --------        --------
                                                 349,842         652,038

     Real estate mortgages and notes, net        157,281         125,224
     Cash and cash equivalents                    13,887          58,606
     Interest and rent receivable                  3,039           4,060
     Deferred interest and finance costs,
       net and other assets                        3,613           7,513
                                                --------        --------
                                                $527,662        $847,441
                                                ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Bank borrowings                            $ 73,000        $      0
     Notes Payable, net                                0         200,000
     Bonds Payable                                     0          16,451
     Security deposits                             8,300           3,800
     Due to affiliates                               709             362
     Prepaid Rent                                      -           6,911
     Accounts payable and accrued expenses         4,518           4,246

     Shareholders' equity:
        Preferred shares of beneficial
         interest, $.01 par value,
         50,000,000 shares authorized,
         none issued                                   -               -
        Common shares of beneficial interest,
          $.01 par value, 100,000,000 shares
          authorized, 44,121,000 shares and
          57,385,000 shares issued and
          outstanding, respectively                  441             574
        Additional paid-in capital               470,572         652,989
        Cumulative net income                    118,889         163,503
        Distributions of funds
          from operations                       (148,767)       (201,395)
                                                ---------       ---------


     Total shareholders' equity                  441,135         615,671
                                                ---------       ---------
                                                $527,662        $847,441
                                                ========        ========

                                See accompanying notes
     /TABLE

                        HEALTH AND RETIREMENT PROPERTIES TRUST
                                 STATEMENTS OF INCOME
                    (amounts in thousands, except per share data)
                                     (Unaudited)

                                       Quarter Ended         Nine Months
                                        September 30,     Ended September 30,
                                       --------------     ------------------
                                       1993      1994      1993         1994
                                      -------   -------   -------     -------
     Revenues:
       Rental income                  $11,668   $17,864   $34,520     $43,865
       Interest income                  3,059     5,952     6,620      17,414
                                      -------   -------   -------     -------
               Total revenues          14,727    23,816    41,140      61,279
                                      -------   -------   -------     -------
     Expenses:
       Interest                         1,768     2,887     4,215       5,215
       Advisory fees                      683     1,066     1,882       2,693
       Depreciation and amortization    2,274     3,971     6,703       9,926
       General and administrative         263       304       656         873
                                      -------   -------   -------     -------
               Total expenses           4,988     8,228    13,456      18,707
                                      -------   -------   -------     -------
     Income before gain on sale of
       properties and extraordinary
       items                            9,739    15,588    27,684      42,572

     Gain on sale of properties             -         -         -       3,994
                                      -------   -------   -------     -------
     Income before extradordinary
       items                            9,739    15,588    27,684      46,566

     Extraordinary items - early
       extinguishment of debt and
       termination costs of interest
       rate hedging arrangements            -         -   ( 3,392)    ( 1,953)
                                      -------   -------   -------     -------
     Net income                       $ 9,739   $15,588   $24,292     $44,613
                                      =======   =======   =======     =======
     Weighted average shares
       outstanding                     35,121    57,384    34,001      51,172
                                      =======   =======   =======     =======
     Per share amounts:

       Income before extraordinary
         items                        $   .28   $   .27   $   .81     $   .91
                                      =======   =======   =======     =======


       Net income                     $   .28   $   .27   $   .71     $   .87
                                      =======   =======   =======     =======
                                See accompanying notes
     /TABLE

                        HEALTH AND RETIREMENT PROPERTIES TRUST
                               STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                     (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                        -----------------
                                                         1993        1994
                                                       --------   --------
     Cash flows from operating activities:
       Net income                                       $24,292   $ 44,613
       Adjustments to reconcile net income to
        cash provided by operating activities:
          Gain on sale of properties                          -   (  3,994)
          Loss on early extinguishment of debt            3,392      1,953
          Depreciation and amortization                   6,703      9,926
          Amortization of interest costs                    406        537
          Decrease in security deposits                       -   (  4,500)
          Deferred finance costs                       (    401)  (  6,532)
          Changes in assets and liabilities:
            Increase in interest and
              rent receivable and other assets         (  6,387)  (  1,380)
            (Decrease) increase in accounts
              payable and accrued expenses             (  1,484)     6,639
            Increase (decrease) in due
              to affiliate                                    9   (    347)
                                                       ---------  ---------
            Cash provided by operating
              activities                                 26,530     46,915
                                                       ---------  ---------
     Cash flows from investing activities:
       Investment in mortgage loans                    ( 89,325)  ( 13,631)
       Repayment of mortgage loans                        4,591     45,688
       Real estate acquisitions                        (  7,458)  (335,781)
       Sale of real estate                                    -     28,400
                                                       ---------  ---------
            Cash used in
              investing activities                     ( 92,192)  (275,324)
                                                       ---------  ---------
     Cash flows from financing activities:
       Proceeds from issuance of shares, net            123,138    182,366
       Proceeds from borrowings                          70,600    351,390
       Payments on borrowings                          ( 93,566)  (208,000)
       Termination costs of debt and
         interest rate hedging arrangements            (  2,843)         -
       Payment related to stock surrender              (  3,000)         -
       Dividends paid                                  ( 33,279)  ( 52,628)
                                                       ---------  ---------
      Cash provided by
              financing activities                       61,050    273,128
                                                       ---------  ---------


     (Decrease) Increase in cash and
       cash equivalents                                (  4,612)    44,719

     Cash and cash equivalents at
       beginning of period                               14,104     13,887
                                                       ---------  ---------
     Cash and cash equivalents at end of period        $  9,492   $ 58,606
                                                       ========   ========
     Supplemental cash flow information:
       Interest paid                                   $  4,565   $  2,381
                                                       ========   ========

                                See accompanying notes
     /TABLE

                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

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

          3.   Dividends

               On October 6, 1994, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended September 30, 1994 of $.33 per share, which will be paid on or about November 30, 1994 to shareholders of record at the close of business on October 23, 1994.

               Dividends are principally based on funds from operations which means net income excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization. Dividends in excess of net income are a return of capital.

          4.   Leases

               On February 11, 1994, in connection with the merger of Greenery Rehabilitation Group Inc. (Greenery) into Horizon
          Healthcare Corporation (Horizon), the Company sold to Horizon for $28,400, three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $3,994 on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

          4.   Leases-continued

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

               On August 31, 1994, the Company acquired a medical
          laboratory building for $3,850. The property was acquired subject to a triple-net lease with Unilab Corporation with a remaining term of 12 years. The yield on this transaction is approximately 13%

               On September 9, 1994, the Company completed its transaction with Host Marriott Corporation whereby it acquired 14 retirement communities containing 3,952 residences or beds for approximately $320,000. The communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. (Marriott). The leases are guaranteed by Marriott. The acquisition was funded with the proceeds of the equity offering described in Note 7, borrowings under the Company's revolving credit facility, assumption of $17,620 of existing debt and part of the proceeds of the debt offering described in Note 6.

          5.   Real Estate Mortgages and Notes

               On February 11, 1994, in connection with the Horizon - Greenery merger, the Company provided Horizon with $9,400 first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

               During the first nine months of 1994, mortgage loans, secured by twenty properties, with outstanding principal balances totalling $47,559 were repaid.


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

          6.   Borrowings
                                            December 31,    September 30,
                                                1993            1994
                                            ------------    -------------
          Revolving credit facility         $   73,000      $       -
          Floating rate senior
            Notes, Series A                     -              75,000
          Floating rate senior
            Notes, Series B, net                -             123,831
          Industrial Development Bonds          -              17,620
                                            ----------      ---------
            Total                           $   73,000      $ 216,451
                                            ==========      =========
                                            ----------      ---------

               On June 15, 1994, the Company amended its revolving credit facility, among other things, to reduce the interest rate spread over LIBOR, to increase the facility to $120,000 and to make the facility unsecured. During June, the Company borrowed $62,000 under the revolving credit facility to fund a portion of the Marriott transaction. Such borrowings were repaid in July with the proceeds of a debt offering described below and cash on hand. On August 30, 1994, the Company increased the facility to $170,000.

               On July 13, 1994, the Company received net proceeds of $197,270 from the offering of $200,000 in floating rate senior notes due in 1999. The notes were issued in two series. The Series A Notes, in an aggregate principal amount of $75,000, bear interest at LIBOR plus 105 basis points and may be called by the Company beginning April 13, 1995. The Series B Notes, in an aggregate principal amount of $125,000, were issued at a discount (99.0159% of par), bear interest at LIBOR plus 72 basis points and may be called by the Company beginning July 13, 1996. A portion of these proceeds were used to fund part of the Marriott transaction and to repay borrowings under the Company's revolving credit facility. The Company expects to apply the balance to fund future real estate acquisitions.


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

               On May 13, 1994, the Company received net proceeds of approximately $174,065 from the public offering of 12,650,000


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

          7.   Common Shares of Beneficial Interest - Continued

          shares of the Company's stock. These proceeds were used, in part, to repay $73,000 in borrowings under the Company's revolving credit facility and the balance to fund part of the Marriott transaction.

               On July 7, 1994, the Board of Trustees granted a total of 12,500 shares under the 1992 Award Plan. An aggregate of 11,000 Shares were granted to the Company's President, Chief Financial Officer, Treasurer and certain employees of Advisors. These share awards will vest over a three year period, with one-third of the shares vesting on the date of grant. Each of the three Indepenedent Trustees was granted 500 shares as part of his annual fee. At September 30, 1994, 972,500 shares remain reserved for issuance under the 1992 Award Plan.


          8.   Financing Commitments

               During the quarter ended September 30, 1994, the Company provided improvement financing at existing properties of approximately $2,492. As of September 30, 1994, the Company has commitments to provide additional improvement financing at existing properties totalling approximately $14,333.

          9.   Concentration of Credit Risk

               Substantially all of the Company's assets are invested in income producing health care real estate. At September 30, 1994, a total of 56% of the Company's real estate properties, net and real estate mortgages and notes, net were subject to mortgages and leases with Marriott and Horizon. The financial statements of Marriott have been filed with the Securities and Exchange Commission (SEC) as a part of Marriott's Quarterly Form 10-Q, file number 1-12188, for the quarter ended September 17, 1994. The financial statements of Horizon have been filed with the SEC as a part of Horizon's Quarterly Report on Form 10-Q, file number 1-9369, for the quarter ended August 31, 1994.


          10.  Pro Forma Information (Unaudited)

               The following summarized Pro Forma Statements of Income assume that all of the Company's real estate acquisition and financing transactions during 1993, both 1993 share offerings, the January 19, 1994 over-allotment option exercise, the Horizon-Greenery merger and the Marriott transaction and the related equity offering completed in May 1994 and debt offering completed in


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

          10.  Pro Forma Information (Unaudited) - Continued

          July 1994, had occurred on January 1, 1993 and give effect to the Company's borrowing rates throughout the periods indicated.

          These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, prepayments of mortgages, exercise of purchase options by tenants, changes in interest rates and changes in the debt and/or equity structure of the Company.


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

                                        Year Ended          Nine Months Ended
                                        December 31,          September 30,
                                           1993             1993        1994
                                        -----------       -------    --------
     Pro Forma Statements of Income

     Total revenues                     $92,424           $69,398     $80,228
     Total expenses                      27,452            24,908      30,572
                                        -------           -------     -------
     Net income                         $64,972           $44,490     $49,656
                                        =======           =======     =======
     Weighted average shares
        outstanding                      57,373            57,373      57,373
                                        =======           =======     =======

     Net income per share               $  1.13           $   .78     $   .87
                                        =======           =======     =======

                                                       September 30,
                                                            1994
                                                       -------------
     Pro Forma Balance Sheet

     Real estate properties, net                       $652,038
     Real estate mortgages and notes, net               125,224
     Other assets                                        70,179
                                                       --------
          Total Assets                                 $847,441
                                                       ========

     Borrowings
     Other liabilities                                 $216,451
     Shareholder's equity                                15,319
          Total Liabilities and                         615,671
                                                       --------
          Shareholder's Equity                         $847,441

     /TABLE

                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS


          Quarter Ended September 30, 1994 versus 1993

               Total revenues for the quarter ended September 30, 1994, increased to $23,816,000 from $14,727,000 for the quarter ended September 30, 1993. Rental income increased to $17,864,000 from $11,668,000 and interest income increased to $5,952,000 from $3,059,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to September 30, 1993, including the $33,400,000 Community Care of America (CCA) transaction in December 1993 and the $320,000,000 transaction with Marriott International, Inc. (Marriott) in 1994. Interest income increased primarily due to the acquisition of three pools of performing mortgage loans between May and December, 1993 and the CCA mortgage of $26,600,000 in December 1993.

               Total expenses for the quarter ended September 30, 1994, increased to $8,228,000 from $4,988,000 for the quarter ended September 30, 1993. The increase is the result of increases in interest expense, advisory fees and depreciation and amortization of $1,119,000, $383,000 and $1,697,000 respectively. Interest expense increased primarily as a result of the $200,000,000 floating rate senior notes issued in July 1994 in connection with the Marriott transaction versus average borrowings in the 1993 quarter of $106,746,000.

               Income before gain on sale of properties and extraordinary item and net income was $15,588,000 or $.27 per share for the 1994 quarter compared with $9,739,000 or $.28 per share for the 1993 quarter. The increase in income before gain on sale of properties and extraordinary items is primarily a result of the new investments since September 30, 1993. The lower per share amounts resulted from the increased total number of shares outstanding due to the offering made during the period.

               The Company bases its dividend primarily on funds from operations during the quarter. Funds from operations means net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation.


                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


          Quarter Ended September 30, 1994 versus 1993 - Continued

          Funds from operations for the 1994 quarter was $19,818,000 or $.35 per share for the 1994 quarter and $12,187,000 or $.35 per share, for the 1993 quarter.

               The dividends declared which relate to these quarters were $18,937,000 or $.33 per share in 1994 and $11,239,000 or $.33 per share in 1993.


          Nine Months Ended September 30, 1994 versus 1993

               Total revenues for the nine months ended September 30, 1994 increased to $61,279,000 from $41,140,000 for the nine months ended September 30, 1993. Rental income increased to $43,865,000 from $34,520,000 and interest income increased to $17,414,000 from $6,620,000 during the comparable period. Rental income increased as a result of new real estate investments, including the CCA transaction in December 1993 and the $320,000,000 Marriott transaction in 1994. The increase in interest income reflects the purchases between May and December 1993 of three pools of performing mortgage loans and the CCA transaction in December 1993.

               Total expenses for the nine months ended September 30, 1994 increased to $18,707,000 from $13,456,000 in 1993. Interest expense increased by $1,000,000, primarily as a result of the $200,000,000 floating rate senior notes issued in July 1994 in connection with the Marriott transaction versus average borrowings in 1993 of $101,986,000. Advisory fees and depreciation and amortization increased by $811,000 and $3,223,000 respectively, in the 1994 period as a result of new investments, including those mentioned above, that occurred near the end of, or subsequent to, the 1993 period.

               Funds from operations for the nine months ended September 30, 1994 and 1993 was $53,136,000 ($1.04 per share) and
          $34,825,000 ($1.02 per share), respectively. Income before gain on sale of properties and extraordinary items was $42,572,000 ($.83 per share) and $27,684,000 ($.81 per share), respectively, and net income was $44,613,000 ($.87 per share) and $24,292,000
          ($.71 per share), respectively. Income before gain on sale of properties and extraordinary items increased primarily as a result of new investments since September 1993. Dividends declared relating to the nine months ended September 30, 1994 and 1993 were $52,628,000 ($.99 per share) and $24,292,000 ($.97 per share), respectively.


                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


          LIQUIDITY AND CAPITAL RESOURCES

               Assets of the Company increased to $847,441,000 at September 30, 1994, from $527,662,000 at December 31, 1993. The increase is principally the net result of increases in real estate properties, net, and cash and cash equivalents of $302,196,000 and $44,719,000, respectively and a decrease in real estate mortgages and notes, net, of $32,057,000. The increase in real estate properties is the net result of the acquisition of 14 retirement communities in connection with the Marriott transaction, and the sale of three properties in connection with the February 11, 1994 merger of Greenery Rehabilitation Group, Inc. (Greenery) into Horizon Healthcare Corporation (Horizon). Cash increased as a result of mortgage prepayments and excess proceeds from the July debt offering. Real estate mortgages and notes, net, decreased principally due to the prepayment of mortgage investments totalling $45,688,000 net of new mortgage financings of $13,631,000.

               During the third quarter, the Company completed its previously announced transaction with Host Marriott Corporation to acquire 14 retirement communities containing 3,952 residencies or beds for $320,000,000 subject to adjustments. The communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott. The leases provide for fixed rent aggregating approximately $28,000,000 per year and additional rentals equal to 4.5% of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott. This transaction was funded from cash on hand, the proceeds of an equity offering discussed below, drawings under the Company's revolving credit facility, assumption of $17,620,000 of existing debt bearing interest at 7.75%, and a portion of the proceeds from a floating rate note offering described below.

               One of the Company's tenants which leases HRP's two psychiatric facilities has exercised its option to purchase these facilities from HRP. Resolution of the option exercise price is presently being determined by an appraisal of the fair market value of the properties. In addition, Horizon has filed a registration statement with the Securities and Exchange
          Commission (SEC) in which it has indicated a use of proceeds to be the acquisition of a long term care facility it currently leases from HRP. Horizon has the option to acquire this facility upon 60 days written notice to HRP in connection with an option agreement entered into pursuant to the Horizon-Greenery merger.
          As the appraisal process is ongoing for the psychiatric facilities and official written notice of the option exercise has not yet been provided by Horizon, it is too early for the Company


                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


          LIQUIDITY AND CAPITAL RESOURCES-Continued

          to predict the economic impact of these transactions. Both transactions are expected to occur in early 1995. The ultimate impact will depend on, among other things, the selling price, the Company's ability to reinvest the sales proceeds, the timing of such new investments and the yield it obtains on such investments. Cash and cash equivalents held by the Company do not generate income comparable to income generated when such funds are invested in income-producing real estate. The Company therefore continues to seek new investments with yields equivalent to or greater than current liquid investments.

               On July 13, 1994, the Company received net proceeds of $197,270,000 from the offering of $200,000,000 in floating rate senior notes due in 1999. The notes were issued in two series. The Series A Notes, in an aggregate principal amount of $75,000,000, bear interest at LIBOR plus 105 basis points and may be called by the Company beginning April 13, 1995. The Series B Notes, in an aggregate principal amount of $125,000,000, were issued at a discount (99.0159% of par), bear interest at LIBOR plus 72 basis points and may be called by the Company beginning July 13, 1996. A portion of these proceeds were used to fund part of the Marriott transaction and to repay $56,000,000 in borrowings under the Company's revolving credit facility. The Company expects to apply the balance to future real estate acquisitions.

               This senior note offering was drawn under a shelf registration statement for the offering of up to $345,000,000 of debt securities, preferred shares of beneficial interest, common shares of beneficial interest and common share warrants. An additional $145,000,000 of securities may be issued under this registration statement.

               At September 30, 1994, the Company had $58,606,000 of cash and cash equivalents and the ability to borrow up to an additional $170,000,000 under its revolving credit facility. At September 30, 1994, the Company had outstanding commitments to provide $14,333,000 in improvement financing for existing investments. In addition, at September 30, 1994 the Company had an outstanding commitment to provide purchase-lease financing of $35,000,000 for nine skilled nursing facilities in Vermont and New Hampshire.

               The Company is continuing to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company believes that the new investments described above substantially improve the quality and diversity of lessees and mortgagors in its portfolio and also the


                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


          LIQUIDITY AND CAPITAL RESOURCES-Continued

          security of its future cash flows and dividends. Approximately 70% of the Company's portfolio is leased to or mortgage financed with seven New York Stock Exchange listed companies. Also, Marriott, which is an A- investment grade rated company, is the Company's largest single tenant.

               The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of September 30, 1994, the Company's debt as a percentage of total capitalization was approximately 26%. Current expenses and dividends are provided for by funds from operations.


                        HEALTH AND RETIREMENT PROPERTIES TRUST






          Item 6.        Exhibits and Reports on Form 8-K


               (a)       Exhibits

                         None.


               (b)       Reports on Form 8-K

                         The Company filed a current report on Form 8-K, dated October 17, 1994 in connection with the adoption of a shareholder's rights plan.



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

                                HEALTH AND RETIREMENT
                                   PROPERTIES TRUST
                                     (Registrant)



          DATE  November 14, 1994     BY /s/ Mark J. Finkelstein
                                      Mark J. Finkelstein, President


          DATE  November 14, 1994     BY /s/ David J. Hegarty
                                      David J. Hegarty, Chief Financial
                                      Officer