Form 10-Q/A
period 1994-09-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1994-11-16
CIK 803649

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON D.C. 20549

                             FORM 10-Q/A
                          (Amendment No. 1)

Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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


                                      FORM 10-Q/A
                                   (Amendment No. 1)

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
                       Financial Condition and Results
                       of Operations

          Signatures


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                                    BALANCE SHEETS
                                (dollars in thousands)
                                     (Unaudited)

                                              December 31,    September 30,
                                                  1993            1994
                                              -----------     -------------
     ASSETS
     Real estate properties, at cost:
       Land                                     $ 33,450        $ 64,749
       Buildings and improvements                330,988         585,148
       Equipment                                  20,373          41,869
                                                --------        --------
                                                 384,811         691,766
     Less accumulated depreciation                34,969          39,728
                                                --------        --------
                                                 349,842         652,038

     Real estate mortgages and notes, net        157,281         125,224
     Cash and cash equivalents                    13,887          58,606
     Interest and rent receivable                  3,039           4,060
     Deferred interest and finance costs,
       net and other assets                        3,613           7,513
                                                --------        --------
                                                $527,662        $847,441
                                                ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Borrowings                                 $ 73,000        $216,451
     Security deposits                             8,300           3,800
     Due to affiliates                               709             362
     Accounts payable and accrued expenses         4,518          11,157

     Shareholders' equity:
        Preferred shares of beneficial
         interest, $.01 par value,
         50,000,000 shares authorized,
         none issued                                   -               -
        Common shares of beneficial interest,
          $.01 par value, 100,000,000 shares
          authorized, 44,121,000 shares and
          57,385,000 shares issued and
          outstanding, respectively                  441             574
        Additional paid-in capital               470,572         652,989
        Cumulative net income                    118,889         163,503
        Distributions of funds
          from operations                       (148,767)       (201,395)
                                                ---------       ---------

     Total shareholders' equity                  441,135         615,671
                                                ---------       ---------
                                                $527,662        $847,441
                                                ========        ========

                                See accompanying notes
     /TABLE

                        HEALTH AND RETIREMENT PROPERTIES TRUST
                                 STATEMENTS OF INCOME
                    (amounts in thousands, except per share data)
                                     (Unaudited)

                                       Quarter Ended         Nine Months
                                        September 30,     Ended September 30,
                                       --------------     ------------------
                                       1993      1994      1993         1994
                                      -------   -------   -------     -------
     Revenues:
       Rental income                  $11,668   $17,864   $34,520     $43,865
       Interest income                  3,059     5,952     6,620      17,414
                                      -------   -------   -------     -------
               Total revenues          14,727    23,816    41,140      61,279
                                      -------   -------   -------     -------
     Expenses:
       Interest                         1,768     2,887     4,215       5,215
       Advisory fees                      683     1,066     1,882       2,693
       Depreciation and amortization    2,274     3,971     6,703       9,926
       General and administrative         263       304       656         873
                                      -------   -------   -------     -------
               Total expenses           4,988     8,228    13,456      18,707
                                      -------   -------   -------     -------
     Income before gain on sale of
       properties and extraordinary
       items                            9,739    15,588    27,684      42,572

     Gain on sale of properties             -         -         -       3,994
                                      -------   -------   -------     -------
     Income before extradordinary
       items                            9,739    15,588    27,684      46,566

     Extraordinary items - early
       extinguishment of debt and
       termination costs of interest
       rate hedging arrangements            -         -   ( 3,392)    ( 1,953)
                                      -------   -------   -------     -------
     Net income                       $ 9,739   $15,588   $24,292     $44,613
                                      =======   =======   =======     =======
     Weighted average shares
       outstanding                     35,121    57,384    34,001      51,172
                                      =======   =======   =======     =======
     Per share amounts:

       Income before extraordinary
         items                        $   .28   $   .27   $   .81     $   .91
                                      =======   =======   =======     =======

       Net income                     $   .28   $   .27   $   .71     $   .87
                                      =======   =======   =======     =======
                                See accompanying notes
     /TABLE

                        HEALTH AND RETIREMENT PROPERTIES TRUST
                               STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                     (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                        -----------------
                                                         1993        1994
                                                       --------   --------
     Cash flows from operating activities:
       Net income                                       $24,292   $ 44,613
       Adjustments to reconcile net income to
        cash provided by operating activities:
          Gain on sale of properties                          -   (  3,994)
          Loss on early extinguishment of debt            3,392      1,953
          Depreciation and amortization                   6,703      9,926
          Amortization of interest costs                    406        537
          Decrease in security deposits                       -   (  4,500)
          Deferred finance costs                       (    401)  (  6,532)
          Changes in assets and liabilities:
            Increase in interest and
              rent receivable and other assets         (  6,387)  (  1,380)
            (Decrease) increase in accounts
              payable and accrued expenses             (  1,484)     6,639
            Increase (decrease) in due
              to affiliate                                    9   (    347)
                                                       ---------  ---------
            Cash provided by operating
              activities                                 26,530     46,915
                                                       ---------  ---------
     Cash flows from investing activities:
       Investment in mortgage loans                    ( 89,325)  ( 13,631)
       Repayment of mortgage loans                        4,591     45,688
       Real estate acquisitions                        (  7,458)  (335,781)
       Sale of real estate                                    -     28,400
                                                       ---------  ---------
            Cash used in
              investing activities                     ( 92,192)  (275,324)
                                                       ---------  ---------
     Cash flows from financing activities:
       Proceeds from issuance of shares, net            123,138    182,366
       Proceeds from borrowings                          70,600    351,390
       Payments on borrowings                          ( 93,566)  (208,000)
       Termination costs of debt and
         interest rate hedging arrangements            (  2,843)         -
       Payment related to stock surrender              (  3,000)         -
       Dividends paid                                  ( 33,279)  ( 52,628)
                                                       ---------  ---------
      Cash provided by
              financing activities                       61,050    273,128
                                                       ---------  ---------
     (Decrease) Increase in cash and
       cash equivalents                                (  4,612)    44,719

     Cash and cash equivalents at
       beginning of period                               14,104     13,887
                                                       ---------  ---------


     Cash and cash equivalents at end of period        $  9,492   $ 58,606
                                                       ========   ========
     Supplemental cash flow information:
       Interest paid                                   $  4,565   $  2,381
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


          7.   Common Shares of Beneficial Interest

               On January 19, 1994, the Company received net proceeds of approximately $8,301 and issued 601,500 shares of the Company's stock in connection with the exercise of the underwriter's over-allotment option granted in connection with a public offering of the Company's stock in December 1993. The proceeds were used as part of the initial deposit on the Marriott transaction.


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

          7.   Common Shares of Beneficial Interest - Continued

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


          10.  Pro Forma Information (Unaudited)

               The following summarized Pro Forma Statements of Income assume that all of the Company's real estate acquisition and financing transactions during 1993, both 1993 share offerings, the January 19, 1994 over-allotment option exercise, the Horizon-Greenery merger and the Marriott transaction and the related


                        HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1993 and 1994
                    (dollars in thousands, except per share data)
                                     (Unaudited)

          10.  Pro Forma Information (Unaudited) - Continued

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

               Income before gain on sale of properties and extraordinary item and net income was $15,588,000 or $.27 per share for the 1994 quarter compared with $9,739,000 or $.28 per share for the 1993 quarter. The increase in income before gain on sale of properties and extraordinary items is primarily a result of the new investments since September 30, 1993. The lower per share amounts resulted from the increased total number of shares outstanding due to the offering in May 1994.

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

               One of the Company's tenants which leases HRP's two psychiatric facilities has exercised its option to purchase these facilities from HRP. Resolution of the option exercise price is presently being determined by an appraisal of the fair market value of the properties. In addition, Horizon has filed a registration statement with the Securities and Exchange Commission (SEC) in which it has indicated a use of proceeds to be the acquisition of a long term care facility it currently leases from HRP. Horizon has the option to acquire this facility upon 60 days written notice to HRP in connection with an option agreement entered into pursuant to the Horizon-Greenery merger. As the appraisal process is ongoing for the psychiatric





                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


          LIQUIDITY AND CAPITAL RESOURCES-Continued

          facilities and official written notice of the option exercise has not yet been provided by Horizon, it is too early for the Company to predict the economic impact of these transactions. Both transactions are expected to occur in early 1995. The ultimate impact will depend on, among other things, the selling price, the Company's ability to reinvest the sales proceeds, the timing of such new investments and the yield it obtains on such investments. Cash and cash equivalents held by the Company do not generate income comparable to income generated when such funds are invested in income-producing real estate. The Company therefore continues to seek new investments with yields equivalent to or greater than current liquid investments.

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

               At September 30, 1994, the Company had $58,606,000 of cash and cash equivalents and the ability to borrow up to an additional $170,000,000 under its revolving credit facility. At September 30, 1994, the Company had outstanding commitments to provide $14,333,000 in improvement financing for existing investments. In addition, at September 30, 1994 the Company had an outstanding commitment to provide purchase-lease financing of $35,000,000 for nine skilled nursing facilities in Vermont and New Hampshire.





                        HEALTH AND RETIREMENT PROPERTIES TRUST

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


          LIQUIDITY AND CAPITAL RESOURCES-Continued

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

                                HEALTH AND RETIREMENT
                                   PROPERTIES TRUST
                                     (Registrant)



          DATE  November 14, 1994     BY /s/ John G. Murray
                                      John G. Murray, Treasurer