Form 10-K
period 1994-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1995-03-31
CIK 803649

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K


          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the Fiscal Year Ended December 31, 1994

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

          Common Shares of Beneficial Interest New York Stock Exchange Floating Rate Senior Notes,
            Series A, Due 1999                    New York Stock Exchange
          Floating Rate Senior Notes,
            Series B, Due 1999                    New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.     Yes [X]  No [ ]



          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


          The aggregate market value of the voting stock of the registrant held by non-affiliates was $823,402,873 based on the $14.875 closing price per share for such stock on the New York Stock Exchange on March 29, 1994. For purposes of this calculation, 1,013,651 shares held by HRPT Advisors, Inc. (the "Advisor"), a total of 2,777,768 shares held by the Advisor solely in its capacity as voting trustee under certain voting trust agreements, and an aggregate of 33,935 shares held by the trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

          Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 15, 1995:
          59,162,768             .

                         DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 16, 1995.

          THE DECLARATION OF TRUST ESTABLISHING THE COMPANY, DATED OCTOBER 9, 1986, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HEALTH AND RETIREMENT PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.


                    HEALTH AND RETIREMENT PROPERTIES TRUST

                         1994 FORM 10-K ANNUAL REPORT

                              Table of Contents


                                      PART I
                                                               Page
  Item 1.    Business. . . . . . . . . . . . . . . . . . .       1

  Item 2.    Properties. . . . . . . . . . . . . . . . . .      24

  Item 3.    Legal Proceedings . . . . . . . . . . . . . .      26

  Item 4.    Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . .      26

                                      PART II

  Item 5.    Market for the Registrant's Common
                Stock and Related Stockholder Matters . .       26

  Item 6.    Selected Financial Data . . . . . . . . . . .      28

  Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations. . . . . . . . . . . . . . . .       28

  Item 8.    Financial Statements and Supplementary Data.       34

  Item 9.    Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure . . . . . . . . . . .      35

                                      PART III

             To be incorporated by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 16, 1995, which will be filed not later than 120 days after the end of the Company's fiscal year.

                                      PART IV

  Item 14.   Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K . . . . . . . . .      35


         FINANCIAL STATEMENTS AND SCHEDULES . . . . . . . . . . .      F-1



                                    PART I

  Item 1. Business.

       The Company. Health and Retirement Properties Trust (the "Company") was organized on October 9, 1986 as a Maryland real estate investment trust. The Company primarily invests in nursing homes, retirement complexes and other income producing health care related real estate. The Company's investments, to date, have been principally in nursing homes and other long-term care facilities, assisted living facilities, retirement complexes and facilities that provide subacute services. In March 1995, in a one time transaction, the Company invested $179.4 million in 21 hotel properties managed by an affiliate of Marriott International, Inc. (Marriott). See "Developments since January 1, 1994". The facilities in which the Company has made investments by mortgage, purchase lease or merger transactions shall hereinafter be referred to individually as a "Property" and collectively as "Properties".

       As of December 31, 1994, the Company owned 80 Properties acquired for an aggregate of $673.1 million and had mortgage investments in 61 Properties aggregating $133.5 million, for total real estate investments of approximately $806.6 million in 141 Properties located in 27 states. The Properties are described in "Business -- Developments Since January 1, 1994" and "Properties".

                              Number of          Total Investment
   State                            Properties       at December 31, 1994
                                                            (in thousands)
   Arizona.............                  5                      $ 28,062
   California..........                 17                        80,005
   Colorado............                 11                        34,551
   Connecticut.........                  9                        85,036
   Florida.............                  6                       132,951
   Georgia.............                  5                         8,167
   Illinois............                  2                        39,453
   Iowa................                 10                        14,729
   Kansas..............                  4                         8,738
   Kentucky............                  2                         8,733
   Louisiana...........                  1                        24,376
   Maryland............                  1                        33,080
   Massachusetts.......                  5                        82,058
   Michigan............                  2                         9,400
   Missouri............                  2                         3,235
   Nebraska............                 12                        17,700
   North Carolina......                  9                        16,359
   Ohio................                  7                        25,125
   Pennsylvania........                  2                        18,409
   South Carolina......                  1                           901
   South Dakota........                  3                         7,589
   Tennessee...........                  1                         1,013
   Texas...............                  7                        17,166
   Virginia............                  3                        57,662


   Washington..........                  1                         5,193
   Wisconsin...........                  9                        38,672
   Wyoming.............                  4                         8,197
                                 ---                 --------
       Total..........                 141                      $806,560

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

     The Company's day-to-day operations are conducted by HRPT Advisors, Inc., the Company's investment advisor (the "Advisor"). The Advisor originates and presents investment opportunities to the Company's Board of Trustees (the "Trustees"). In evaluating potential investments, the Company considers such factors as: the adequacy of current and anticipated cash flow from the property to meet operational needs and financing obligations and to provide a competitive market return on investment to the Company; the growth, tax and regulatory environments of the community in which the property is located; the quality, experience, and credit worthiness of the property's operator; an appraisal of the property, if available; occupancy and demand for similar facilities in the same or nearby communities; the mix of private and government sponsored patients; the mix of cost-based and charge-based revenues; the construction quality, condition and design of the property; and the geographic area and type of property.

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

     In connection with its revolving credit facility, the Company has agreed to obtain bank approval before exceeding certain investment concentrations. Among these are that no more than 40% of its properties be operated by any single tenant or mortgagor, that investment in rehabilitation treatment, acute care and United Kingdom properties not exceed 40%, 15% and 10%, respectively, of total investments and that no new psychiatric care or hotel investments be made. In addition to these restrictions, the Trustees may establish limitations as they deem


  appropriate from time to time. No limits have been set on the number of properties in which the Company will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, the Trustees consider concentration of investments in determining whether to make new or increase existing investments. The Company's Declaration of Trust (the "Declaration") and operating policies provide that any investment in facilities owned or operated by the Advisor, persons expressly permitted under the Declaration to own more than 8.5% of the Company's shares, or any company affiliated with any of the foregoing must, however, be approved by a majority of the Trustees not affiliated with any of the foregoing (the "Independent Trustees").

     The Company has in the past and may in the future consider, from time to time, the acquisition of or merger with other companies engaged in the same business as the Company; however, the Company has no present agreements or understandings concerning any such acquisition or merger. The Company has no intention of investing in the securities of others for the purpose of exercising control.

     Borrowing Policy. In addition to the use of equity, the Company utilizes short-term and long-term borrowings to finance investments. During 1994, the Company obtained investment grade ratings on its long term debt from Moody's Investor Services ("Moody's"), Standard and Poor's Corporation ("S&P") and Fitch Investor Services, Inc. ("Fitch") in connection with the issuance of $200 million of floating rate notes. The notes were issued in two series. The Series A notes may be called, at the Company's option, beginning in April 1995. The Series B notes, which were issued at a discount, may be called, at the Companys option, beginning in July 1996. The notes bear interest at a spread over LIBOR and mature in July 1999. At December 31, 1994, the Company had a revolving credit facility available to it totalling $170 million. Availability under this revolver was increased to $200 million effective March 15, 1995. As of March 15, 1995, $10 million of this amount was outstanding, and $190 million was available to be drawn. All but $17.6 million of outstanding indebtedness is at variable interest rates determined by formulae based upon the London Interbank Offered Rate ("LIBOR"), prime or some other generally recognized interest rate standard. Fluctuations in interest rates on $200 million of variable rate outstanding term indebtedness have been limited by hedging arrangements so that the maximum average rates payable on the $200 million of indebtedness is 6.85% per annum. The maturities of the hedge agreements range from 1995 through 1998.

     The Company's borrowing guidelines established by its Trustees and covenants in various debt agreements prohibit the Company from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 1994, the Company's debt to equity ratio was .36 to 1. The Declaration prohibits the Company from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of the net assets of the Company, unless approved by a majority of the Independent Trustees. There can be no assurance that debt capital will in the future be available at reasonable rates to fund the Company's operations or growth.

     Developments Since January 1, 1994.

     Horizon/Greenery Merger. In February 1994, the merger transaction (the "Horizon/Greenery Merger") between Horizon Healthcare Corporation ("Horizon") and Greenery Rehabilitation Group, Inc. ("Greenery") was consummated. In connection with this merger, the Company sold to Horizon for $28.4 million three facilities that had been leased to Greenery. The Company realized a gain of approximately $4.0 million on the sale of these properties. In addition, Horizon leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The Company has also granted Horizon a ten year option to buy the seven leased facilities, at the rate of no more than one facility per consecutive twelve months. Also, the Company leased the three remaining Greenery facilities to a newly formed corporation, Connecticut Subacute Corporation, II ("CSC II"), an affiliate of the Advisor. These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements with Greenery.

     On February 11, 1994, in connection with the Horizon-Greenery merger, the Company provided Horizon with $9.4 million first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

     In January 1995, Horizon exercised its option and purchased one of the seven leased properties from the Company for $24.5 million resulting in a gain of $2.5 million. The Company provided Horizon a 16 year $19.5 million mortgage in connection with this sale in 1995.

     New Revolving Credit Facility. During 1994 and early 1995, the Company amended its revolving credit facility from a syndicate of banks (the "Credit Facility"). The Credit Facility which allows borrowing of up to $200 million, will mature in 1998, unless extended by the parties. Borrowings on the Credit Facility will bear interest, at the Company's option, at prime or a spread over or LIBOR.

     May Share Offering. During the second quarter of 1994, the Company sold 12,650,000 Shares in a public offering and received net proceeds of approximately $174 million. The proceeds were used, in part, to prepay $73 million in outstanding indebtedness and, in part, to fund the transactions described below.

     July Floating Rate Note Offering. In July 1994, the Company issued $200 million floating rate notes in a public offering and received net proceeds after financing costs of approximately $197 million. The notes were issued in two series; Series A issued at par and Series B issued at a discount. The Series A and B notes mature in July 1999, but may be called, at the Company's option, beginning in April 1995 and July 1996, respectively. The notes bear interest at a spread over the three month LIBOR. The proceeds of the note offering were used, in part, to fund the Marriott retirement communities transaction described below.

     Marriott Retirement Communities Transaction. On September 9, 1994, the Company completed its previously announced transaction with Host Marriott Corporation ("Host Marriott") to acquire 14 retirement communities containing 3,952 residences or beds for $320 million. These communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott. The leases provide for fixed rent and additional rentals equal to a percentage of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott. This transaction was funded from cash on hand, the proceeds of the equity offering discussed above, drawings under the Company's Credit Facility, assumption of $17.6 million of existing debt bearing interest at 7.75% and a portion of the proceeds from a floating rate note offering described above.

     1995 Commitments; Hotel Transaction. Since January 1, 1995, the Company has made or committed to make real estate investments in four separate transactions involving 41 healthcare facilities totalling approximately $109 million. Of this amount, approximately $14 million represents mortgage financings and $95 million represents acquisitions of healthcare facilities.

     In addition, the Company entered into a purchase and lease agreement with a subsidiary of Host Marriott for 21 Courtyard by Marriott hotel properties for approximately $179.4 million, subject to adjustment. The properties have been leased for an initial term of 12 years, with renewal options of an additional 37 years to a subsidiary of Host Marriott, and are being managed by a subsidiary of Marriott International. An amount equal to one year's rent was withheld from the purchase price to secure the tenant's obligations to the Company. The transaction closed in March 1995.

     Although the Company's investments are no longer exclusively in healthcare, retirement and related properties, the Company's investment in hotel properties does not represent a change in the Company's strategy of focusing on investments in long term care and retirement facilities. Rather, this investment, structured as a triple net lease, will represent only approximately 15% of the Company's portfolio, including the commitments noted above as of March 24, 1995. The facilities are new, having been constructed within the last five years, and occupancy and cash flow coverage are strong. Following the announcement of this investment, Moody's downgraded the Company's debt rating and S&P and Fitch maintained their ratings. The Company believes, despite the negative reaction by Moody's, that this transaction will enhance the security and growth potential of its funds from operations.

     The Advisor. The Advisor is wholly owned by Gerard M. Martin and Barry M. Portnoy. Messrs. Martin, Portnoy and Mark J. Finkelstein are the directors of the Advisor, Mr. Finkelstein is the President and Chief Executive Officer, David J. Hegarty is the Executive Vice President, Chief Financial Officer and Secretary and John G. Murray is the Treasurer of the Company. Effective April 1, 1995, Mr. Finkelstein will resign to pursue his interests in operating nursing homes and will become president of Subacute Management Corporation of America, Inc.

  The Company's Board of Trustees has elected David J. Hegarty President, Chief Operating Officer and Secretary, John G. Murray, Executive Vice President and Chief Financial Officer and Ajay Saini, Treasurer. These officers of the Advisor are also officers of the Company. The Advisor provides management services and investment advice to the Company. The Advisor's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 332-3990.

     Employees. As of March 14, 1995, the Company had no employees. The Advisor, which administers the day-to-day operations of the Company, has 9 full-time employees and two active directors.

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

     State licensure requirements, including regulations providing that commonly controlled facilities are subject to delicensure if one such facility is delicensed, also affect facilities in which the Company invests. The Company believes that each facility in which it has invested is appropriately licensed. Although each of the facilities may from time to time receive notices of non-compliance with certain standards, and certain facilities in Connecticut and Massachusetts are subject to provisional or probationary licenses, the Company believes that such actions have not, in fiscal year 1994 and through the date hereof, had any material adverse effect on the operations of the Company. Horizon's licenses to operate the Massachusetts facilities leased to it are probationary subject to certain conditions.

     An increasing number of legislative proposals have been introduced in Congress that would effect major reforms of the health care system.
  Such proposals include universal health coverage, employer mandated insurance, and a single government health insurance plan. Following the failure of the Clinton administration's proposed Health Security Act or other major health care reform legislation to become law in 1994, legislative proposals for more incremental reforms have also been introduced, such as group health insurance plans for small businesses, health insurance industry reforms, health care anti-fraud legislation, and Medicare and Medicaid reforms and cost containment measures. The Company cannot predict whether any such legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the business of the lessees, the mortgagors or the Company. New regulations adopted by the Health Care Finance Administration governing

  Medicare and Medicaid nursing facility surveys, certification, and enforcement, are scheduled to be effective on July 1, 1995. The regulations require the states to implement a wide range of enforcement remedies, and penalties for noncompliance with Medicare/Medicaid standards may increase in the future. An adverse determination concerning licensure or eligibility for government reimbursement of any operator could materially adversely affect that operator, its affiliates and the Company. In addition, federal and state civil and criminal anti-fraud and anti-kickback laws and regulations govern financial activities of health care providers and enforcement proceedings have increased. If any operator of the Company's Properties were to fail to comply with such laws or regulations, it, and therefore the Company, could be materially adversely affected unless and until any such property of properties were returned to compliance or the Company were able to re-lease or sell the affected Property or Properties on favorable terms.

     Reimbursement. Reimbursement for health care services derives principally form the following sources: Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; Medicaid, a medical assistance program for indigent persons operated by individual states with the financial participation of the federal government; health and other insurance plans, including health maintenance organizations; and private funds. These reimbursement sources are generally contingent upon compliance with state CON and licensure regulations and with extensive federal requirements for Medicare and Medicaid participation.

     Medicaid programs provide significant current revenues of nursing facilities. Medicare is not presently a major source of revenue for the Company's lessees and mortgagors. The Medicaid program is subject to change and affected by state and federal budget shortfalls and funding restrictions which may materially decrease rates of payment or delay payment. There is no assurance that Medicaid or Medicare payments will remain constant or be sufficient to cover costs allocable to Medicare and Medicaid patients. The operators of the Properties appeal reimbursement rates from time to time. The Company cannot predict whether such appeals, if decided adversely, would have any material effect upon the respective financial positions of the operators.

     Other. Federal law limits Medicare and Medicaid reimbursement for capital costs related to increases in the valuation of capital assets solely as a result of a change of ownership of nursing facilities, and numerous states use more restrictive standards to limit Medicaid reimbursement of capital costs. Effective in October of 1993, Medicare eliminated reimbursement of return on equity capital for Medicare skilled nursing homes. Some state Medicaid programs also do not provide for return on equity capital. In addition, a seller is liable to the Medicare program, and in certain states may also be liable to the Medicaid program, for recaptured depreciation. Such limitations may adversely affect the resale value of some Properties owned or financed by the Company.

     Effective in October of 1992, DHHS issued final regulations which limit the amount of Medicare reimbursement available to a facility for rental or lease expenses paid after a purchase lease transaction to that amount which would have been reimbursed as capital costs had the provider retained legal title to the facility. Limitations on rental expenses contained in the regulations may adversely affect the financial feasibility of future purchase lease transactions by denying Medicare and Medicaid reimbursement for additional rental expenses.

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

     Federal Income Tax Considerations. The Company believes that it is and it intends to be and remain qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). These Code provisions are highly technical and complex. Each shareholder therefore is urged to consult his own tax advisor with respect to the federal income tax and other tax consequences of the purchase, holding and sale of shares of beneficial interest of the Company.

     The Company has obtained legal opinions that the Company has been organized in conformity with the requirements for qualification as a REIT, has qualified as a REIT for its 1987, 1988, 1989, 1990, 1991, 1992, 1993 and 1994 taxable years, and that its current and anticipated investments and its plan of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. Actual qualification of the Company as a REIT, however, will depend upon the Company's continued ability to meet, and its meeting, through actual annual operating results, the various qualification tests imposed under the Code. No assurance can be given that the actual results of the Company's operation for any one taxable year will satisfy such requirements.

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

     In order to qualify as "rents from real property," the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales. The Code also provides that rents will not qualify as "rents from real property," in satisfying the gross income tests, if the REIT owns 10% or more of the tenant, whether directly or under certain attribution rules. The Company intends not to lease property to any party if rents from such property would not so qualify. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company's shares and more than 10% of the stock of a lessee would result in lessee rents not qualifying as "rents from real property". The Declaration provides that transfers or purported acquisitions, directly or by attribution, of shares that could result in disqualification of the Company as a REIT are null and void and permits the Trustees to repurchase shares to the extent necessary to maintain the Company's status as a REIT. Nevertheless, there can be no assurance such provisions in the Declaration will be effective to prevent the Company's REIT status from being jeopardized under the 10% rule. Furthermore, there can be no assurance that the Company will be able to monitor and enforce such restrictions, nor will shareholders necessarily be aware of share holdings attributed to them under the attribution rules.

     In addition, the Company must not manage the property or furnish or render services to the tenants of such property, except through an independent contractor from whom the company derives no income. There is an exception to this rule permitting a REIT to perform certain customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income."

     If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the property which is rented. If rent payments do not qualify, for the reasons discussed above, as rents from real property for the purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% or 75% gross income tests and to qualify as a REIT. Finally, in order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

     If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if its failure to meet such test was due to reasonable cause and not due to willful neglect, it attaches a schedule of the sources of its income to its return, and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. If these relief provisions apply, a special tax generally equal to 100% is imposed upon the greater of the amount by which the Company failed the 75% test or the 95% test, less an amount which generally reflects the expenses attributable to earning the non-qualified income.



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

     Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient non-qualifying assets within 30 days after the close of such quarter. The Company intends to maintain adequate records of the value of its assets to maintain compliance with the 25% asset test, and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

     The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-king exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income", it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the calendar year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in October, November, or December and paid during the following January will be treated as having been paid and received on December 31.

     It is possible but highly unlikely, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirements, due to timing differences between the actual receipt of income and actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at "real estate investment trust taxable income" of the Company on the other hand. The problem of inadequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing, or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized.

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

     Depreciation of Properties. For tax purposes, the Company's real property generally is depreciated on a straight-line basis over 40 years and personal property owned by the Company generally is depreciated over 12 years.

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

     Dividends declared by the Company in October, November or December of a taxable year to shareholders of record on a date in such month, will be deemed to have been received by such shareholders on December 31, provided the Company actually pays such dividends during the following January. The Company has, however, generally declared dividends for the quarter ended December 31 in January of the following year and paid these dividends in the following February. As a result, for tax purposes, the dividend for any calendar year will generally include the dividends for the first three quarters of that year plus the dividend for the fourth quarter of the prior year. For tax purposes, dividends paid in 1987, 1988, 1989, 1990, 1991, 1992, 1993 and 1994 aggregated
  $1.085, $.840, $1.13, $1.16, $1.22, $1.25, $1.29 and $1.32 respectively, of which $.289, $.065, $.332, $.267, $.104, $.218, $.335 and $.081,
  respectively, represented a return of capital.

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

  Backup Withholding and Information Reporting Requirements

     The Company must report annually to the IRS and to each Non-U.S. Shareholder the amount of dividends paid to and the tax withheld with respect to such holder. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these information returns may also be made available under the provisions of a specific treaty or agreement to the tax authorities in the country in which the Non-U.S. Shareholder resides. United States backup withholding tax (which generally is a withholding tax imposed at the rate of 31% on certain payments to persons that fail to furnish the information required under the United States information reporting requirements) will generally not apply to dividends paid on Shares to a Non-U.S. Shareholder at an address outside the United States.

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

     The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold pursuant to an effective registration statement under the Securities Act of 1933 (provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred). The Company's shares have been registered under the Securities Exchange Act of 1934.


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

  Item 2. Properties.

     General. Approximately 77% of the Company's total investments are in nursing homes retirement centers and assisted living centers providing long-term care, 21% of the Company's total investments are in nursing homes with subacute and other specialty rehabilitation services and 2% are in other healthcare facilities. The Company believes that the physical plant of each of the facilities in which it has invested is suitable and adequate for its present and any currently proposed uses. At December 31, 1994, the Company had total real estate investments of approximately $807 million in 141 properties located in 27 states and with approximately 27 different lessees and mortgagors.

     The following table summarizes certain information about the Properties as of December 31, 1994. All dollar figures are in thousands.

   REAL ESTATE OWNED:
                              No. of         No. of         Investment       Minimum
   Location                   Facilities     Beds/Units       Amount
   Rent/Interest
   Nursing Homes with Subacute Services
     Connecticut                 4             660           $44,805          $5,709
     Louisiana                   1             118            24,376           3,065
     Massachusetts               5             762            82,058          10,044
     Pennsylvania                1             120            15,598           1,951

   Long-Term Care and Retirement Facilities
     Arizona                     5             616            28,062           2,404
     California                 10           1,542            58,874           6,597
     Colorado                    6             756            20,532           2,570
     Connecticut                 5             867            40,231           4,803
     Florida                     5           1,522           131,991           9,986
     Illinois                    2             593            39,453           2,018
     Iowa                       10             676            14,678           1,709
     Kansas                      1              83             2,270             252
     Maryland                    1             351            33,080           4,054
     Missouri                    2             215             3,235             498
     Ohio                        2             400             9,872           1,183
     South Dakota                3             381             7,589             914
     Texas                       1             145            12,411           1,213
     Virginia                    3             848            57,662           5,817
     Washington                  1             143             5,193             611
     Wisconsin                   7           1,026            28,989           3,192
     Wyoming                     4             295             8,197             920

   Other HealthCare Facilities
     California                  1               0             3,927             503
                                --         -------         ---------         -------

   Total Real Estate:           80          12,119          $673,083         $70,013
                                ==          ======          ========         =======

   MORTGAGE INVESTMENTS:

   Long-Term Care and Retirement Facilities
     California                  6           1,011           $17,204          $1,934
     Colorado                    5             389            14,019           1,564
     Florida                     1              58               960             124
     Georgia                     5             650             8,167             921
     Iowa                        *               *                51             207
     Kansas                      3             346             6,468             686
     Kentucky                    1              90             1,365             180
     Michigan                    2             342             9,400           1,081
     Nebraska                   12             834            17,700           1,835



     North Carolina              8             759            13,780           1,613
     Ohio*                       5             719            15,253           1,667
     Pennsylvania                1             120             2,811             313
     South Carolina              1             102               901             101
     Tennessee                   1              78             1,013             123
     Texas                       6             556             4,755             599
     Wisconsin                   2             366             9,683           2,005

   Other Healthcare Facilities
     Kentucky                    1              94             7,368           2,645
     North Carolina              1              64             2,579             882
                                --           -----            ------          ------

   Total Mortgages              61           6,578          $133,477         $18,480
                                ==           =====          ========         =======

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

                                        High            Low
  1993
          First Quarter...........      15            11 3/8
          Second Quarter..........      14            12
          Third Quarter...........      15 1/8        12 1/2
          Fourth Quarter..........      16 3/4        14

  1994
          First Quarter...........      16 3/8        14 3/8
          Second Quarter..........      15 3/8        14
          Third Quarter...........      15 3/4        14 1/4
          Fourth Quarter..........      14 7/8        13

     The closing price of the Shares on the New York Stock Exchange on March 3, 1995 was $14.50.

     As of March 3, 1995, there were 3,815 holders of record of the Shares and the Company estimates that as of such date there were in excess of 60,000 beneficial owners of the Shares.

  Dividends declared with respect to each period for the two most recent fiscal years and the amount of such dividends and the respective annualized rates are set forth in the following table.

                                                 Annualized
                                   Dividend      Dividend
                                   Per Share       Rate

  1993
            First Quarter......       $.32         $1.28
            Second Quarter.....        .32          1.28
            Third Quarter......        .33          1.32
            Fourth Quarter.....        .33          1.32

  1994
            First Quarter......        .33          1.32
            Second Quarter.....        .33          1.32
            Third Quarter......        .33          1.32
            Fourth Quarter.....        .34          1.36


       All dividends declared have been paid. The Company intends to continue to declare and pay future dividends on a quarterly basis.

       In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Code, the Company is required to make distributions to shareholders which annually will be at least 95% of the Company's "real estate investment trust taxable income" (as defined in the Code). All distributions will be made by the Company at the discretion of the Board of Trustees and will depend on the earnings of the Company, funds from operations, the financial condition of the Company and such other factors as the Board of Trustees deems relevant. The Company has in the past distributed, and intends to continue to distribute, substantially all of its "real estate investment trust taxable income" to its shareholders.

  Item 6. Selected Financial Data.

       Set forth below are selected financial data for the Company for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K. Amounts are in thousands, except per Share information.

                                           Year Ended December 31,
                                    1990      1991     1992     1993     1994
   Operating Statement Data:

   Total revenues........          $32,872   $43,835  $48,735  $56,485  $86,683
   Income before gain (loss)
    on sale of properties and
    extraordinary items             14,280    22,079   27,243   37,738   57,878
   Income before extraordinary
    items                           14,280    22,079   27,243   37,738   51,872
   Net income............           14,280    22,079   27,243   33,417   49,919
   Funds from operations(1)         19,467    30,059   36,853   47,578   73,846
   Dividends declared....           18,927    27,179   33,079   44,869   76,317

   Per Share:
   Income before gain (loss)
    on sale of proeprties and
    extraordinary items                .89      1.01     1.02     1.10     1.10
   Income before extraordinary
    items                              .89      1.01     1.02     1.10      .98
   Net income..........                .89      1.01     1.02      .97      .95
   Funds from operations(1)           1.21      1.38     1.38     1.38     1.40
   Dividends declared..               1.17      1.23     1.26     1.30     1.33
   Average Shares
     Outstanding.........           16,088    21,834   26,760   34,407   52,738

   Balance Sheet Data:
   Real estate properties
     at cost                      $200,839  $281,766 $337,076 $384,881 $673,083
   Real estate mortgages            87,061    31,760   47,173  157,281  133,477
   Total assets                    290,099   340,718  374,468  527,662  840,206
   Total indebtedness              125,500   103,000  138,500   73,000  216,513
   Total shareholders' equity      147,760   234,427  228,301  441,135  602,039

  (1) Funds from operations does not equal cash flow from operating activities as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash as a measure of liquidity. Funds from operations means income before gain (loss) on sale of properties and extraordinary items plus depreciation and other non-cash items. Dividends in excess of net income generally constitute a return of capital.


  Item 7. Management's Discussion and Analysis of Financial

       Condition and Results of Operations.

  Results of Operations

  Year Ended December 31, 1994 compared to Year Ended December 31, 1993

       Total revenues for the year ended December 31, 1994 were $86.7 million, an increase of $30.2 million or 53% over the year ended December 31, 1993. Rental income increased to $63.9 million from $46.1 million and interest income increased to $22.8 million from $10.4 million. Rental income increased as a result of new purchase and lease investments, primarily a $33.4 million transaction in December 1993 and the $320 million retirement community transaction with Marriott International, Inc. (Marriott) in 1994. The growth in interest income is primarily the result of the full year impact of three loan pool acquisitions in 1993 and a mortgage transaction of $26.6 million in December 1993.

       Total expenses for 1994 increased to $28.8 million, from $18.7 million, in the comparable 1993 period. The increase of $10.1 million was due primarily to increases in interest of $2.7 million, advisory fees of $1.5 million, and depreciation and amortization of $5.6 million. The increases in advisory fees and depreciation and amortization are directly related to the Company's increased investments whereas interest increased due to both higher interest rates during the second half of 1994 and the issuance of $200 million senior notes in July 1994 in connection with the Marriott transaction.

       Income before gain (loss) on sale of properties and extraordinary items for 1994 increased to $57.9 million, or $1.10 per share, from $37.7 million, or $1.10 per share, in 1993. Per share amounts remained flat reflecting the issuance of nine million new shares of the Company's stock in December 1993 and 13.3 million new shares in 1994, as well as negative interest arbitrage resulting from unusually high cash balances caused by timing differences between receipt of proceeds from the note offering and the investment of those proceeds in real estate.

       Income before extraordinary items and net income in 1994 was $51.9 million ($.98 per share) and $49.9 million ($.95 per share), respectively, versus $37.7 million ($1.10 per share) and $33.4 million ($.97 per share), respectively, in 1993. On a per share basis, income before extraordinary items and net income decreased during 1994 primarily as a result of the new share issuances noted above and negative arbitrage noted above and the $10 million provision for the potential loss on the sale of two psychiatric hospitals. These two hospitals are HRP's only investments in the psychiatric industry and the loss is due to the general decline in value of such property.

       The Company's business plan is to maximize funds from operations rather than net income. The Company's Board of Trustees considers funds from operations, among other factors, when determining dividends to be paid to shareholders. Funds from operations means net income excluding gains or losses from debt restructuring and sales of property, plus depreciation. Cash flow provided by operating activities may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation such as changes in assets and liabilities. Funds from operations for the year ended December 31, 1994, was $73.9 million, or $1.40 per share, versus $47.6 million, or $1.38 per share, in 1993. Funds from operations for 1994 increased $26.3 million or 55% over the prior year. However, funds from operations per share increased only slightly as a result of nine million new shares of the Company's stock issued in December 1993 and 13.3 million new shares issued in 1994 and the negative arbitrage from large cash balances previously discussed. Dividends declared for the years ended December 31, 1994 and 1993 were $1.33 per share and $1.30 per share, respectively. Dividends in excess of net income constitute a return of capital. For 1994, the return of capital portion reported was 6.1% of dividends and 12.6% of dividends was considered a long term capital gain.

       Cash flow provided by (used for) operating, investing and financing activities were $78.3 million, ($261.8 million) and $229.4 million, respectively, for the year ended December 31, 1994 and $47.2 million, ($175.4 million) and $128.0 million, respectively in 1993.

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

       Net income for 1993 increased to $33.4 million, or $.97 per share, from $27.2 million, or $1.02 per share in the comparable 1992 period. The increase in net income of $6.2 million or 23% during the 1993 period was primarily the result of new investments discussed above and a decrease in total expenses of $2.7 million. On a per share basis, net income decreased slightly during 1993 primarily as a result of non-recurring charges related to the early extinguishment of debt. Debt was retired with the proceeds from the issuance of 10.35 million and nine million new shares of the Company's stock during the first and fourth quarters, respectively, of 1993. Total expenses for 1993 were $18.7 million, a decrease of 13% from $21.5 million for the comparable 1992 period. Interest expense decreased $3.2 million as a result of lower average bank borrowings and lower interest rates during the comparable periods. Depreciation and amortization expense remained flat reflecting the fact that the new mortgage investments occurred throughout the year and the significant purchase lease investments occurred near year end.

       The Company's funds from operations for the years ended December 31, 1993, and 1992 was $47.6 million ($1.38 per share) and $36.9 million ($1.38 per share), respectively. Total funds from operations for 1993 increased $10.7 million or 29% over the prior year. However, on a per share basis, funds from operations remained unchanged, primarily as a result of the 19.4 million new shares of the Company's stock issued in 1993. Dividends declared for the years ended December 31, 1993 and 1992 were $1.30 per share and $1.26 per share, respectively. Dividends in excess of net income constitute a return of capital. For 1993, the return of capital portion was 26% of the dividends.

       Cash flow provided by (used for) operations, investing and financing activities were $47.2 million, ($175.4 million) and $128.0 million, respectively, for the year ended December 31, 1993, and $42.0 million, ($71.9 million) and $1.9 million, respectively, for the year ended December 31, 1992.

  Liquidity and Capital Resources

       Assets increased to $840.2 million as of December 31, 1994, from $527.7 million as of December 31, 1993. The increase of $312.5 million or 59% is primarily attributable to the increases in real estate properties, net, and cash and cash equivalents of $283.7 million and $45.9 million, respectively, net of a decrease in real estate mortgages and notes, net, of $23.8 million. The increase in real estate properties is the net result of the acquisition of 14 retirement communities in connection with the Marriott transaction, and the sale of three properties in connection with the February 11, 1994 merger of Greenery Rehabilitation Group, Inc. (Greenery) into Horizon Healthcare Corporation (Horizon). Cash increased as a result of mortgage prepayments and excess proceeds from the July debt offering. Real estate mortgages and notes, net, decreased principally due to the prepayment of mortgage investments totalling $48.7 million, net of new mortgage financings of $14.5 million.

       On February 11, 1994, in connection with the Horizon-Greenery merger, the Company sold to Horizon for $28.4 million three facilities that had been leased to Greenery. The Company realized a capital gain of approximately $4.0 million on the sale of these properties. In addition, Horizon has leased seven facilities previously leased to Greenery, on substantially similar terms except the leases were extended through 2005. The Company has granted Horizon a ten year option to buy the seven leased facilities, at the rate of no more than one facility per consecutive twelve months. The Company leased the three remaining Greenery facilities to a newly formed corporation, Connecticut Subacute Corporation, II (CSC II), an affiliate of HRPT Advisors, Inc. (Advisor). These facilities are being managed by and the lease payments are guaranteed by Horizon for a term of up to five years. The terms of these lease arrangements are substantially similar to the original lease arrangements with Greenery.

       In January 1995 Horizon exercised its option and purchased one of the seven leased properties from the Company for $24.5 million resulting in a capital gain of $2.5 million. The Company provided Horizon a 16 year $19.5 million mortgage in connection with this sale in 1995.

       On February 11, 1994, in connection with the Horizon-Greenery merger, the Company provided Horizon with $9.4 million first mortgage financing for two facilities. One of the facilities previously was owned by the Company and leased to Greenery. The mortgage notes bear interest at 11.5% per annum and mature December 31, 2000.

       During 1994 the Company received net proceeds of approximately $182.4 million from the public offering of 13,251,500 shares of beneficial interest (including the underwriter's over-allotment). A portion of the proceeds were used to repay the outstanding balance of $73 million on the Company's revolving credit facility and the remainder was used to fund part of the Marriott transaction.

       On September 9, 1994, the Company completed its acquisition of 14 retirement communities containing 3,952 residencies or beds for $320 million. These communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International Inc. The leases provide for fixed rent and additional rentals equal to a percentage of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott.
  This transaction was funded from cash on hand, the proceeds of an equity offering discussed above, drawings under the Company's revolving credit facility, assumption of $17.6 million of existing debt bearing interest at 7.75% and a portion of the proceeds from a note offering described below.

       On July 13, 1994, the Company received net proceeds of $197.3 million from the offering of $200 million floating rate senior notes due in 1999. The notes were issued in two series, A and B, which may be called by the Company beginning April 13, 1995 and July 13, 1996, respectively. The weighted average interest rate is LIBOR plus 84 basis points. A portion of these proceeds were used to fund part of the Marriott transaction and to repay $56 million in borrowings under the Company's revolving credit facility. The Company retained the balance to fund future real estate acquisitions. The Company has interest rate cap agreements which provide for maximum weighted average interest rates of approximately 6.85% on its variable rate debt.

       This senior note offering was drawn under a shelf registration statement for the offering of up to $345 million of debt securities, preferred shares of beneficial interest, common shares of beneficial interest and common share warrants. An additional $145 million of securities may be issued under this registration statement.

       At December 31, 1994, the Company had $59.8 million of cash and cash equivalents. The Company's $170 million revolving credit facility was undrawn at December 31, 1994. The facility matures in 1997 and bears interest at a spread over LIBOR.

       As of December 31, 1994, the Company had extended commitments to provide financing totalling approximately $58.1 million. In addition to completing certain of these committed transactions in early 1995 as described below, the Company also entered into several additional commitments.

       On January 24, 1995, the Company provided first mortgage financing of $11.5 million due in 2007, secured by four assisted living properties and operated by a newly created health care operating company. The borrower has provided a $1 million cash security deposit, to guarantee its obligations to the Company.

       On January 31, 1995, the Company acquired nine nursing facilities for approximately $32 million. The facilities have been leased to two newly formed corporations which are affiliates of the Company. The purchase price paid was approximately $8.1 million in cash and 1.8 million shares of the Company's common stock.

       The Company entered into a commitment to purchase and lease 11 nursing properties for $18 million and provide first mortgage financing of $2 million secured by three nursing properties, to a subsidiary of an existing tenant, on terms substantially similar to the Company's existing lease and mortgage agreements with that tenant. The acquisition is expected to close in April 1995.

       The Company entered into an commitment to purchase and lease 14 nursing properties for approximately $45 million subject to adjustment, located in the United Kingdom, on terms substantially similar to the Company's existing lease agreements. The Company expects to fund this investment by borrowing in British sterling and has recently amended its bank credit facility to permit such borrowings. By borrowing in the same currency as it invests in, the Company believes it can reduce the impact of fluctuations in relative currency values. The acquisition is expected to close in installments beginning in April 1995 with the entire transaction being completed by December 1995.

       The Company entered into a purchase and lease agreement with Host Marriott Corporation (Host Marriott) for 21 Courtyard by Marriott hotel properties for approximately $179.4 million, subject to adjustment. The properties are leased for an initial term of 12 years, with renewal options of an additional 37 years to a subsidiary of Host Marriott and are managed by a subsidiary of Marriott International. An amount equal to one year's rent was withheld from the purchase price to secure the tenant's obligations to the Company. The transaction closed in March 1995.

       The Company funded and intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities, proceeds of mortgage prepayments, if any, and/or proceeds of other financings such as the possible issuance of additional securities in connection with the shelf registration statement described above.

       The Company's investment in hotel properties does not represent a change in the Company's strategy of focusing on investments in long term care and retirement facilities. Rather, this investment, structured as a triple net lease, will represent only approximately 15% of the portfolio upon closing. The facilities are new, having been constructed within the last five years, and occupancy and cash flow coverage are strong. Following the announcement of this investment, Moody's downgraded the Company's debt rating and S&P and Fitch maintained their ratings. The Company believes, despite the negative reaction by Moody's, that this transaction will enhance the security and growth potential of its funds from operations.

       The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged health care, retirement and related real estate. The Company believes that the transactions described above improve the security of its future cash flow and dividends. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of December 31, 1994, the Company's debt as a percentage of total capitalization was approximately 26%.

  Impact of Inflation

       Management believes that the Company is not adversely affected by inflation. In the real estate market, inflation tends to increase the value of the Company's underlying real estate which may be realized at the end of the lessees' fixed terms. In the health care and hotel industries, inflation increases the lessees' and mortgagors' revenues, thereby increasing the Company's additional rent or interest. At December 31, 1994, increases in interest rates on all of the Company's outstanding debt were capped by the use of interest rate cap agreements. The Company has interest rate cap agreements which provide for maximum weighted average interest rates of approximately 6.85% on its variable rate debt.

  Item 8. Financial Statements and Supplementary Data

       The financial statements and related notes and report of independent auditors for the Company are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a). The financial statements for Marriott are incorporated by reference to Marriott's Annual Report on Form 10-K for the year ended December 30, 1994, Commission File No. 1-12188. The financial statements and financial statement schedules for Horizon are incorporated by reference to Horizon's Annual Report on Form 10-K for the year ended May 31, 1994, Commission File No. 1-9369 and Horizon's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, Commission File No. 1-9369. The financial statements and financial statement schedules for Grancare are incorporated by reference to Grancare's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-19571.


  Item 9. Changes in and Disagreements on Accounting and
       Financial Disclosure

       Not applicable

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

                                   PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.

  (a)  Index to Financial Statements and Financial Statement Schedules

                    HEALTH AND RETIREMENT PROPERTIES TRUST

                                                              Page

  Report of Ernst & Young LLP, Independent Auditors           F-1
  Balance Sheets as of December 31, 1993 and 1994             F-2
  Statements of Income for the years ended
   December 31, 1992, 1993 and 1994                           F-3
  Statements of Shareholders' Equity for the years
   ended December 31, 1992, 1993 and 1994                     F-4
  Statements of Cash Flows for the years ended
   December 31, 1992, 1993 and 1994                           F-5
  Notes to Financial Statements                               F-6

  The following financial schedules are included:

  III --  Real Estate and Accumulated Depreciation            F-16
  IV  --  Mortgage Loans on Real Estate                       F-18

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  Exhibits:

  3.1       -    July 1994 Amended and Restated Declaration of Trust (3)
  3.2       -    Amended and Restated By-Laws (1)
  4.1       -    Form of Series A Note (2)
  4.2       -    Form of Series B Note (2)
  4.3       -    Shawmut Bank, N.A. Indenture dated as of June 1, 1994 (2)
  4.4       -    Supplemental Shawmut Bank, N.A., Indenture dated as of
                 June 29, 1994 (2)
  9.1       -    AMS Voting Trust Agreement (9)
  9.2       -    Amended and Restated AMS Voting Trust Agreement (4)
  10.1      -    Advisory Agreement, as amended (10)(+)
  10.2      -    Second Amendment to Advisory Agreement (5)(+)
  10.3      -    Incentive Share Award Plan (6)(+)
  10.4      -    Master Lease Document (8)
  10.5      -    HRPT Shares Pledge Agreement (8)
  10.6      -    AMS Properties Security Agreement (8)
  10.7      -    AMS Subordination Agreement (8)

  10.8      -    AMS Guaranty (8)
  10.9      -    AMS Pledge Agreement (pledging shares of AMSP) (8)
  10.10     -    AMS Holding Co. Pledge Agreement (pledging shares of AMS)
                 (7)
  10.11     -    Amended and Restated Renovation Funding Agreement (7)
  10.12     -    Amendment to AMS Transaction Documents (7)
  10.13     -    GCI Master Lease Document (6)
  10.14     -    Amended and Restated HRP Shares Pledge Agreement (6)
  10.15     -    Guaranty, Cross-Default and Cross-Collateralization
                 Agreement (6)
  10.16     -    CSC $8,000,000 Working Capital Promissory Note (6)
  10.17     -    Marriott Senior Living Services Purchase and Sale
                 Agreement (5)
  10.18     -    Connecticut Subacute Corporation II Lease Document
                 Waterbury (1)
  10.19     -    Connecticut Subacute Corporation II Lease Document
            -    Cheshire (1)
  10.20     -    Connecticut Subacute Corporation II Lease Document
            -    New Haven (1)
  10.21     -    Vermont Subacute/New Hampshire Subacute Corporation
                 Master Lease Agreement (Chapple) (1)
  10.22     -    Amended and Restated Agreement and Plan of Reorganization
                 (Chapple) (1)
  10.23     -    March 1995 Second Amended and Restated Revolving Loan
                 Agreement (1)
  10.24     -    Purchase Option Agreement (1)
  12.1      -    Earnings to Fixed Charges (1)
  21.1      -    Subsidiaries of the Registrant (1)
  23.1      -    Consent of Ernst & Young (1)
  23.2      -    Consent of Arthur Andersen LLP (Horizon) (1)
  25.1      -    Powers of Attorney (1)
  27.1      -    Financial Data Schedule (1)

  (+)   Management contract or compensatory plan or arrangement

  (1)   Filed herewith.

  (2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated July 11, 1994.

  (3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 1, 1994 and amendments thereto.

  (4) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 2, 1994.

  (5) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

  (6) Incorporated by reference to the Company's Registration Statement No. 33-55684 on Form S-11 dated December 23, 1992 and amendments thereto.

  (7) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

  (8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 1990 and amendments thereto.

  (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1990 and amendments thereto.

  (10) Incorporated by reference to the Company's Registration Statement No. 33-16799 on Form S-11 dated August 27, 1987 and amendments thereto.

  (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                        REPORT OF INDEPENDENT AUDITORS


  To the Trustees and Shareholders
  Health and Retirement Properties Trust

  We have audited the accompanying balance sheets of Health and Retirement Properties Trust as of December 31, 1994 and 1993, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health and Retirement Properties Trust at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP

  Boston, Massachusetts
  February 9, 1995

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                                BALANCE SHEETS

                 (Dollars in thousands, except share amounts)

                                                       December 31,
                                                    1993          1994
  ASSETS
  Real estate properties, at cost
    (including properties leased to
    affiliates with a cost of
    $217,947 and  $69,545 respectively):
    Land                                          $ 33,450      $ 63,186
    Buildings and improvements                     351,361       609,897
                                                  --------      --------
                                                   384,811       673,083
    Less accumulated depreciation                   34,969        39,570
                                                   -------       -------
                                                   349,842       633,513

  Real estate mortgages and notes, net             157,281       133,477
  Cash and cash equivalents                         13,887        59,766
  Interest and rents receivable                      3,039         4,712
  Deferred interest and finance costs,
    net, and other assets                            3,613         8,738
                                                  --------      --------
                                                  $527,662      $840,206
                                                  ========      ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Bank notes payable                              $ 73,000      $      -
  Notes and bonds payable, net                           -       216,513
  Accounts payable and accrued expenses              4,518        16,346
  Security deposits                                  8,300         3,800
  Due to affiliate                                     709         1,508

  Commitments

  Shareholders' equity:
   Preferred shares of beneficial interest,
    $.01 par value; 50,000,000 shares
    authorized, none issued                              -             -
   Common shares of beneficial interest,
    $.01 par value; 100,000,000 shares
    authorized, 44,121,000 shares and
    57,385,000 shares issued and
    outstanding, respectively                          441           574
   Additional paid-in capital                      470,572       652,989
   Cumulative net income                           118,889       168,808
   Dividends                                     (148,767)      (220,332)
                                                 ---------      ---------



  Total shareholders' equity                       441,135       602,039
                                                  --------      --------
                                                  $527,662      $840,206
                                                  ========      ========

                            See accompanying notes


                    HEALTH AND RETIREMENT PROPERTIES TRUST
                             STATEMENTS OF INCOME

               (Amounts in thousands, except per share amounts)

                                                  Year Ended December 31,
                                                 1992     1993     1994
  Revenues:
    Rental income                               $43,029  $46,069  $63,856
    Interest income                               5,706   10,416   22,827
                                                -------  -------  -------
         Total revenues                          48,735   56,485   86,683
                                                -------  -------  -------

  Expenses:
    Interest                                      9,466    6,217    8,965
    Depreciation and amortization                 9,076    9,087   14,724
    General, administrative and advisory          2,950    3,443    5,116
                                                -------  -------   ------
                 Total expenses                  21,492   18,747   28,805
                                                -------  -------   ------
  Income before gain (loss) on sale of
    properties and extraordinary items           27,243   37,738   57,878

  Provision for loss on sale of properties         -           -  (10,000)
  Gain on sale of properties                          -        -    3,994
                                                 ------   ------  -------
  Income before extraordinary items              27,243   37,738   51,872

  Extraordinary items - early
    extinguishment of debt                            -   (4,321)  (1,953)
                                                -------  -------  -------
  Net income                                    $27,243  $33,417  $49,919
                                                =======  =======  =======

  Weighted average shares
    outstanding                                  26,760   34,407   52,738
                                                ======   =======  =======
  Per share amounts:

  Income before gain (loss) on sale of
    properties and extraordinary items          $  1.02  $  1.10  $  1.10
                                                =======  =======  =======

  Income before extraordinary items             $  1.02  $  1.10  $   .98
                                                =======  =======  =======

  Net income                                    $  1.02  $   .97  $   .95
                                                =======  =======  =======

                            See accompanying notes

                       HEALTH AND RETIREMENT PROPERTIES TRUST
                          STATEMENTS OF SHAREHOLDERS' EQUITY

                               (Dollars in thousands)




                                               Additional Cumulative
                           Number of   Common    Paid-in     Net
                            Shares     Shares    Capital    Income                  Dividends
   Total
   Balance at December 31,
     1991                 26,755,000     $268   $246,378    $58,229      $(70,448)  $234,427

   Expenses related to the
     issuance of common shares
     of beneficial interest          -      -        (15)         -             -        (15)
   Exercise of stock
     options                   1,000        -          8          -             -          8
   Stock grants                7,500        -         88          -             -         88
   Net income                      -        -          -     27,243             -     27,243
   Dividends($1.26
     per share)                    -        -          -          -      ( 33,450)  ( 33,450)
                          ----------   ------  ---------   --------      --------    --------
   Balance at December 31,
     1992                 26,763,500      268    246,459     85,472      (103,898)   228,301

   Redemption of common
     shares of beneficial
     interest             (2,000,000)     (20)             ( 20,580)                       -
      -                     (20,600)
   Issuance of common
     shares of beneficial
     beneficial interest  19,350,000      193    244,599          -             -    244,792
   Stock grants                7,500        -         94          -             -         94
   Net income                      -        -          -     33,417             -     33,417
   Dividends ($1.29
     per share)                    -        -          -          -       (44,869)   (44,869)
                          ----------   ------  ---------   --------      --------    --------
      Balance at December 31,
     1993                 44,121,000      441    470,572    118,889      (148,767)   441,135

   Issuance of common
     shares of beneficial
     interest             13,251,500      133    182,233         -              -    182,366
   Stock grants               12,500        -        184         -              -        184
   Net income                      -        -          -    49,919              -     49,919
   Dividends ($1.32
      per share)                   -        -          -         -        (71,565)  ( 71,565)
                          ----------   ------  ---------   --------      --------    --------
      Balance at December 31,



        1994                 57,385,000             $574      $652,989                $168,808
   $(220,332)              $602,039
                          ==========   ======  =========  ========      =========   ========


                               See accompanying notes

                       HEALTH AND RETIREMENT PROPERTIES TRUST
                               STATEMENTS OF CASH FLOWS

                               (Dollars in thousands)
                                                                  Year Ended December 31,
                                                            1992      1993       1994
   Cash flows from operating activities:
      Net income                                          $  27,243 $ 33,417   $  49,919
      Adjustments to reconcile net income to cash
       provided by operating activities:
         Gain on sale of properties                               -        -      (3,994)
         Extraordinary items                                      -    4,321       1,953
         Depreciation and amortization                        9,076    9,087      14,724
         Provision for loss on real estate                        -        -      10,000
         Amortization of deferred interest costs                          534       700      864
         Increase (decrease) in security deposits             4,500    3,800      (4,500)
         Change in assets and liabilities:
           (Increase) decrease in interest and rents
             receivable and other assets                        735   (6,156)     (3,259)
            Increase in accounts payable and
             accrued expenses                                 1,219    1,554      11,828
            Increase (decrease) in due to affiliate          (1,343)                506      799
                                                           -------- --------   ---------
         Cash provided by operating activities               41,964   47,229      78,334
                                                           -------- --------   ---------
      Cash flows from investing activities:
       Real estate acquisitions                            (52,287)  (47,735)   (324,554)
       Investments in mortgage loans                       (22,049) (143,935)     (9,372)
       Proceeds from repayment of mortgage loans             2,476    16,227      48,762
       Proceeds from sale of real estate                          -        -      23,318
                                                           -------- --------   ---------
         Cash used for investing activities                 (71,860)           (175,443) (261,846)
                                                           -------- --------   ---------
   Cash flows from financing activities:
       Proceeds from (cost of) issuance of
         common shares                                           (7)            244,792  182,366
       Proceeds from borrowings                              35,500   98,700     333,770
       Payments on borrowings                                     - (164,200)   (208,000)
       Deferred finance costs                                  (126)               (583)   (7,180)
       Termination costs of debt and interest
         rate hedging arrangements                                -   (2,843)          -
       Payment related to stock surrender                         -   (3,000)          -
       Dividends paid                                       (33,450)            (44,869)  (71,565)
                                                           -------- --------   ---------
         Cash provided by financing activities                1,917  127,997     229,391
                                                           -------- --------   ---------

   Increase (decrease) in cash                              (27,979)               (217)   45,879
   Cash and cash equivalents at beginning of period          42,083   14,104      13,887
                                                           -------- --------   ---------
   Cash and cash equivalents at end of period             $  14,104 $ 13,887   $  59,766
                                                           ======== ========   =========



      Supplemental cash flow information:
       Interest paid                                      $   7,330 $  6,522   $   5,677
                                                           =======  ========   =========

   Non-cash investing and financing activities:
     Exchange of real estate mortgages                    $   4,160 $ 17,600   $       -
     Investment in real estate mortgages                          -        -      (5,100)
     Exchange of common shares                                    -  (17,600)          -
     Assumption of bonds payable                                  -        -      17,620
     Real estate acquisitions                               (38,160)                  -   (17,620)
     Sale of real estate                                          -        -       5,100
     Real estate exchanged                                   34,000        -           -
     Restricted stock grants                                     24       53         141



                               See accompanying notes

                       HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS

                  (Dollars in thousands, except per share amounts)


   Note 1. Organization

       Health and Retirement Properties Trust (formerly known as Health and Rehabilitation Properties Trust), a Maryland real estate investment trust (the Company), was organized on October 9, 1986. The Company invests in income-producing real estate, primarily health care related properties.

   Note 2. Summary of Significant Accounting Policies

       Real estate properties and mortgages. Real estate properties and mortgages are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives ranging up to 40 years. If the estimated net realizable value of an investment is less than the carrying value, an allowance for possible investment loss is established. The determination of net realizable value includes consideration of many factors including income to be earned from the investment, holding costs, estimated selling prices, and prevailing economic conditions.

       Cash and cash equivalents. Cash, over-night repurchase agreements and short-term investments with maturities of three months or less at date of purchase are carried at cost plus accrued interest.

       Deferred interest and finance costs. Costs incurred to secure certain borrowings are capitalized and amortized over the terms of their respective loans.

       Interest rate hedging arrangements. The Company enters into interest rate hedging arrangements to limit the exposure to increasing interest rates with respect to its bank borrowings and notes payable. Their cost is included in interest expense ratably over the terms of the respective agreements. Amounts receivable from hedging arrangements are accrued as an adjustment to interest expense. The unamortized cost of these agreements is included in other assets.

       Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Additional rent and interest revenue is recognized as earned.

       Net income per share. Net income per share is computed using the weighted average number of shares outstanding during the period. Supplemental earnings per share for the years ended December 31, 1993 and 1994, was $.91 and $.93, respectively, based on the assumption that the issuance of shares in the Company's public offerings during 1993 and 1994, and the related repayment of outstanding bank borrowings, took place at the beginning of each year.

                       HEALTH AND RETIREMENT PROPERTIES TRUST
                            NOTES TO FINANCIAL STATEMENTS

                  (Dollars in thousands, except per share amounts)



       Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform with the current year's presentation.

       Federal income taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, the Company expects not to be subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a real estate investment trust.

   Note 3. Real estate properties.

       The Company's real estate properties are leased pursuant to noncancellable, fixed term operating leases expiring from 1996 to 2013. The leases generally provide for renewal terms at existing rates followed by several market rate renewal terms. Each lease is a triple net lease and generally requires the lessee to pay minimum rent, additional rent based upon increases in net patient revenues and all operating costs associated with the leased property. Additional rent and interest for the years ended December 31, 1992, 1993 and 1994 were $1,809, $2,312, and $2,768, respectively.

       During 1994, the Company acquired 14 retirement communities, two nursing properties and a medical laboratory building for an aggregate purchase price of approximately $326,350. The 14 retirement communities are leased to a subsidiary of Marriott International, Inc. (together with its subsidiaries, "Marriott") and the lease obligation is guaranteed by Marriott through the year 2013.

       The obligations of Marriott are cross defaulted, cross guaranteed and cross secured. In the event Marriott's debt rating decreases to below "investment grade", Marriott is required to provide the Company a cash security deposit of approximately $6,911.

       In addition, during 1994 the Company terminated the leases on thirteen properties. Seven of these properties have been leased to Horizon Healthcare Corporation (Horizon) on substantially similar terms, with the leases extended through 2005, and the Company has granted Horizon a ten year option to buy the seven properties, at the rate of no more than one property per consecutive twelve month period. Three of the properties have been leased to a newly formed corporation, an affiliate of HRPT Advisors, Inc. ("Advisor"), on substantially similar terms. These three properties are being managed by, and the lease payments are guaranteed by, Horizon for a term of up to five years. The three remaining properties were sold for approximately $28,400. The Company realized a gain of approximately $3,994 on the sale. In January, 1995, Horizon purchased one of the seven leased properties from

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   the Company for $24,500 and the Company realized a gain of approximately $2,476. The Company provided Horizon a $19,500 mortgage with a maturity of 2010 in connection with the sale of the property.
       The various leases and mortgages with another lessee, GranCare, Inc. (together with its subsidiaries, "GranCare") are secured by the pledge to the Company of 1,000,000 shares of the Company's common stock held by Grancare and substantially all the assets of the special operating subsidiaries. All obligations of GranCare are cross defaulted, cross guaranteed and cross secured.

       The leases, mortgages and note due to the Company by Community Care of America ("CCA") and its subsidiaries are secured by a $3,800 cash security deposit, by a pledge of substantially all the assets of certain of the operating CCA subsidiaries and by a guarantee from the parent corporation. Substantially all of the CCA obligations are cross defaulted, cross guaranteed and cross secured.

       The future minimum lease payments to be received by the Company during the current terms of the leases as of December 31, 1994, are approximately $70,422 in 1995, $70,397 in 1996, $65,305 in 1997, $65,046
   in 1998, $60,640 in 1999 and $636,377 thereafter.


   Note 4.  Real Estate Mortgages and Notes, net

                                                   December 31,
                                                 1993         1994
   Mortgage notes receivable, net of
     discounts of $11,951 and $5,817,
     respectively, due July 1995
     through December 2016                      $124,367  $ 92,560
   Mortgage note receivable due
     December 2016                                13,600    13,600
   Amount due on investment held for sale,
     net of reserve of $10,000                       -       9,947
   Mortgage note receivable due
     December 2000                                10,283     9,683
   Secured note due December 2016                  7,000     7,000
   Other secured notes receivable                    816       687
   Loan to an affiliate                            1,215         -
                                                $157,281  $133,477

   At December 31, 1994, the interest rates on the mortgages range from 6.6% to 13.75%.

      During 1994, the Company provided two mortgage loans secured by two properties for $9,400. One of these properties was previously owned by the Company. In addition, 23 mortgage loans, secured by 19 properties,

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   with outstanding principal balances aggregating approximately $48,667 were repaid.

      In the fourth quarter of 1994, the Company agreed to sell its two psychiatric properties to the current operator, with a financial effect of September 1, 1994 ("Sale Date"). The sales price is being determined by a judicially supervised appraisal process and payments made to the Company, subsequent to Sale Date, on this investment, are being classified as interest and principal. Accordingly, at December 31, 1994, the Company has classified these properties as a mortgage receivable and has made a provision for a loss on this investment of approximately $10,000.

   Note 5.  Shareholders' Equity

      During January 1994 and May 1994, the Company issued 601,500 and 12,650,000 common shares of beneficial interest, respectively, and received net proceeds of approximately $8,301 and $174,065, respectively.

      In October, 1994, the Company adopted a Shareholders Rights Plan ("Plan") and declared a dividend of one right for each outstanding common share of beneficial interest ("Right"). Each Right entitles the holder to purchase one one-hundredth of a preferred share of beneficial interest, $.01 par value, or in certain circumstances, to receive cash, property, common shares or other securities of the Company, at a purchase price of $50 per one-hundredth of a preferred share, subject to adjustment. Upon the occurrence of certain events the holder of the Right will be entitled to acquire common shares at 50% of the then current market value of the shares. The Rights expire on October 17, 2004 and are redeemable at the Company's option at any time at $.01 per Right.

      The Company has reserved 1,000,000 shares of the Company's stock, under the terms of the 1992 Incentive Share Award Plan ("Award Plan"). The Award Plan provides for the grant of the Company's stock to selected officers, Trustees and others rendering valuable services to the Company. During 1992, 1993 and 1994, 6,000, 6,000 and 11,000 shares, respectively, were granted to officers of the Company and certain employees of Advisors and 500 shares, annually, were granted to each of the three Independent Trustees, as part of their annual fee. The shares granted to the Trustees vest immediately. The shares granted to others vest over a three year period. At December 31, 1994, 972,500 shares of the Company remain reserved for issuance under the Award Plan.

   Note 6.  Financing Commitments

      At December 31, 1994, the Company had total commitments aggregating $58,148, of which $8,603 is committed to finance improvements to certain

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   properties leased or mortgaged by the Company. During 1994, the Company funded approximately $11,088 of such improvements.




   Note 7. Transactions With Affiliates

      The Company has an agreement with the Advisor whereby the Advisor provides investment, management and administrative services to the Company. The Advisor is owned by Gerard M. Martin and Barry M. Portnoy. Messrs. Martin and Portnoy are directors of Horizon, shareholders of Connecticut Subacute Corporation ("CSC") and Connecticut Subacute Corporation II ("CSCII"), lessees of the Company, and are Managing-Trustees of the Company. The Company has extended a $4,000 line of credit to CSC until June 30, 1995. At December 31, 1994, there were no amounts outstanding under this agreement. Mr. Portnoy is a partner in the law firm which provides legal services to the Company and was a minority shareholder of the owner of Continuing Health Care Corporation, a company which formerly leased or mortgaged properties from the Company. Mr. Martin, until February 1994, was the majority shareholder of Greenery Rehabilitation Group, Inc. ("Greenery"), one of the Company's original sponsors and major tenant.

      The Advisor is compensated at an annual rate equal to .7% of the Company's real estate investments up to $250 million and .5% of such investments thereafter. The Advisor is entitled to an incentive fee comprised of restricted shares of the Company's common stock based on a formula. Advisory fees for the years ended December 31, 1992, 1993 and 1994 were $2,231, $2,591 and $3,839, respectively. Incentive fees for 1994 were $239 which represents approximately 17,869 common shares. At December 31, 1994, the Advisor owned 996,250 common shares.

      Amounts resulting from transactions with affiliates included in the accompanying statements of income, shareholders' equity and cash flows are as follows:














                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


                                               Year Ended December 31,

                                               1992      1993      1994
   Dividends paid to the Advisor             $ 1,245   $ 1,285   $1,315
   Dividends paid to Continuing
     Health and affiliates                     2,500       -        -
   Rent from Greenery                         17,531    22,527    2,689
   Rent and interest income from CSC             929     4,483    4,835
   Rent from CSC II                                -       -      3,646
   Rent and interest income from
     Continuing Health and affiliates         10,218       -        -
   Interest expense paid to Greenery              31       270      -




   Note 8. Indebtedness                              December 31,
                                                   1993        1994
   Term loan payable, repaid in February 1994  $ 33,000  $        -
   $40,000 revolving line of credit, repaid
     in February 1994                            40,000          -
   $170,000 unsecured revolving credit facility,
     due August 1998, interest based on LIBOR         -           -
   Senior Notes, Series A due July 1999
     at LIBOR plus 1.05%                              -     75,000
   Senior Notes, Series B, due July 1999
     at LIBOR plus .72%                               -     125,000
   Revenue Refunding Bonds, Series 1991A, due
     August 2010 at 7.75%                             -      13,950
   Revenue Refunding Bonds, Series 1991B, due
     August 2009 at 7.75%                             -       3,670
                                               --------   ---------
                                                 73,000     217,620
   Less unamortized discount                          -     (1,107)
                                               --------   ---------
                                               $ 73,000   $216,513
                                               ========   =========

     During 1994, the Company entered into a new revolving credit arrangement, aggregating $170,000, and repaid borrowings then outstanding. In connection with the prepayments, the Company terminated certain interest rate hedge arrangements, wrote off certain deferred costs related to the prepayment and recorded an extraordinary charge of approximately $1,953. In addition, the Company received net proceeds

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   after financing costs of $197,270 from the issuance of $200,000 Series A and Series B Senior Notes, issued at par and at a discount, respectively. The Series A notes may be called, at the Company's option, beginning in April 1995. The Series B notes may be called, at the Company's option, beginning in July 1996.

     In association with the purchase of the Marriott properties, the Company assumed bonds payable of $17,620. These notes are secured by first mortgage liens on two retirement communities having an aggregate net book value of $67,997 at December 31, 1994, and by a $17,802 letter of credit.

     At December 31, 1994, the Company had interest rate hedge agreements which cap interest rates on up to $200,000 of borrowings. The maximum average rates payable on such borrowings under these arrangements is 6.85% per annum over the terms of the agreements. The maturities of the hedge agreements range from 1995 through 1998.

     The required principal payments for the next five years of $200,000 are due in 1999.




   Note 9. Concentration of credit risk

     Substantially all of the Company's assets are invested in income producing health care related real estate. At December 31, 1994, the Company's significant lessees and mortgagors are as follows:

                              Notes,
                              Mortgages and            1994
                              Real Estate         Rent and Mortgage
                              Properties, Net     Interest Revenue
                                         %of                    %of
                               Amount   Total      Amount      Total
   Marriott              $321,199   42%           $14,762    18%
   Horizon                123,740   16        15,386    18
   GranCare                86,064   11        14,483    17
   Other                       235,987   31        39,139    47
                              --------  ---       -------   ---
                              $766,990  100%      $83,770   100%
                              ========  ===       =======   ===

   Note 10. Fair value of financial instruments.

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


            At December 31, 1994, the carrying amounts and fair values of the Company's financial instruments are as follows:

                                             Carrying Amount   Fair Value
   Real estate mortgages and notes              $ 133,477      $ 133,850
   Cash and cash equivalents                       59,766         59,766
   Interest rate hedging agreements                 3,548          8,381
   Notes and  bonds payable                       216,513        216,045
   Security deposits                                3,800          3,800
   Financing commitments                                -         58,148
   Off-Balance-Sheet item:
     Letter of credit                                   -            267

          Cash and cash equivalents, security deposits and financing commitments approximate fair values. Interest rate hedging agreements are based on quoted market prices. The fair values of notes and bonds payable are based on estimates using discounted cash flow analysis and currently prevailing rates. The fair value of the letter of credit is based on fees currently charged to enter into similar agreements taking into account the remaining term and the counter party's credit standing.

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   Note 11. Selected Quarterly Financial Data (Unaudited)

               The following is a summary of the unaudited quarterly results of operations of the Company for 1993 and 1994.

                                                         1993

                                        First     Second    Third
   Fourth
                                        Quarter   Quarter   Quarter
   Quarter
   Revenues                             $12,650   $13,763   $14,727
   $15,345
   Income before gain (loss)
    on sale of property and
    extraordinary items              8,409     9,536     9,739   10,054
   Income before extraordinary items      8,409     9,536     9,739
   10,054
   Extraordinary items                   (3,392)        -        -
   (929)
   Net income                        5,017     9,536     9,739    9,125
   Per share data:
   Income before gain (loss)
    on sale of property and
    extraordinary items                .27       .27       .28      .28
   Income before extraordinary items        .27       .27       .28
   .28
   Net income                          .16       .27       .28      .26

                                                         1994

                                        First     Second    Third
   Fourth
                                        Quarter   Quarter   Quarter
   Quarter
   Revenues                             $17,547   $19,916   $23,816
   $25,404
   Income before gain (loss)
    on sale of property and
    extraordinary items             12,650    14,334    15,588   15,306
   Income before extraordinary items     16,644    14,334    15,588
   5,306







                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   Extraordinary items                        -    (1,953)        -
   -
   Net income                       16,644    12,381    15,588    5,306
   Per share data:
   Income before gain (loss)
    on sale of property and
    extraordinary items                .28       .28       .27      .27
   Income before extraordinary items        .37       .28       .27
   .09
   Net income                          .37       .24       .27      .09

   Note 12. Subsequent Events and Pro Forma Information (Unaudited)

               On January 24, 1995, the Company provided first mortgage financing of $11,500, due in 2007, secured by four assisted living properties and operated by a newly created health care operating company. The borrower has provided a $1,000 cash security deposit to guarantee its obligations to the Company.

               In addition, on January 31, 1995, the Company acquired nine nursing facilities for approximately $32,000. The facilities have been leased to a newly formed corporation which is an affiliate of the Company. The purchase price paid was approximately $8,132 in cash and 1,777,768 shares of the Company's common stock.

               The Company entered into a commitment to purchase and lease 11 nursing properties for $18,000 and provide first mortgage financing of $2,045, secured by three nursing properties, to a subsidiary of an existing tenant, on terms substantially similar to the Company's existing lease and mortgage agreements. The acquisition is expected to close on or about April 1, 1995.

               The Company has entered into a commitment of approximately $45,000, subject to adjustment, to purchase and lease 14 nursing properties located in the United Kingdom, on terms substantially similar to the Company's existing lease agreements. This investment will be funded in British Sterling. The acquisition is expected to close in installments beginning in April 1995 with the entire transaction completed by December 31, 1995.

               The Company entered into a purchase and lease agreement with a subsidiary of Host Marriott Corporation ("Host Marriott") for 21 Courtyard by Marriott hotel properties for approximately $179,400, subject to adjustment. The properties will be leased for an initial term of 12 years, with renewal options of an additional 37 years to a subsidiary of Host Marriott, and will be managed by a subsidiary of

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   Marriott International. A portion of the purchase price equal to one year's rent will be withheld by the Company to guarantee the rent obligations to the Company. The acquisition is expected to close in March 1995.


               The following summarized Pro Forma Statements of Income assume that the 1994 transactions described in Notes 3 and 4, the issuance of the Company's common shares and senior notes during 1994 and the transactions described above had occurred on January 1, 1993, and give effect to the Company's borrowing rates throughout the periods indicated.

               The summarized Pro Forma Balance Sheet is intended to present the financial position of the Company as if the transactions described in Note 14 had occurred on December 31, 1994.




               These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


   limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.

                                                  Year Ended December 31,
   Pro Forma Statements of Income                  1993           1994
                                                       (Unaudited)
   Total revenues                              $105,888        $123,903
   Total expenses                                42,276          54,308
                                                --------         --------
   Net income                                  $ 63,612        $ 69,595
                                                ========         ========
   Weighted average shares
     outstanding (in thousands)                   59,163         59,163
                                                ========         ========
   Net income per share                         $   1.08       $   1.18
                                                ========         ========

                                                      December 31,
   Pro Forma Balance Sheet                               1994
                                                      (Unaudited)
   Real estate properties, net                       $  885,802
   Real estate mortgages and notes, net                 156,575
   Other assets                                         17,686
                                                     ----------
    Total assets                                  $1,060,063
                                                      ==========

   Indebtednes                                    $  391,513
   Other liabilities                                     40,254
   Shareholders' equity                                 628,296
                                                     ----------
    Total liabilities and
      shareholders' equity                           $1,060,603
                                                      ==========

                                  HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)



                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 1994
                                                       (Dollars in thousands)
                                                           Costs
                                              Capatilized               Gross Amount at
                                               Subsequent               Which Carried at
    Original
                      Initial Cost to Company                to                  Close of Period           Accum.     Date
    Construction
      Location     State      Land    Building           Equipment      Acquisition       Land     Building   Equipment
    Total (1)      Deprn (2)  Acquired        Date
    YUMA            AZ   223   1,984    116         4     223  1,988       116  2,327       148   6/30/92    1984
    PHOENIX         AZ   655   2,366    159         5     655  2,371       159  3,185       181   6/30/92    1963
    YUMA            AZ   103     569     35         1     103    570        35    708        43   6/30/92    1984
    SCOTTSDALE      AZ   979   8,807      0       140     990  8,936         0  9,926       174   5/16/94    1990
    SUN CITY        AZ 1,174  10,569      0       173   1,189 10,727         0 11,916       173   6/17/94    1990
    NEWPORT BEACH   CA 1,176   1,584    145     1,223   1,176  2,785       167  4,128       256  12/28/90    1962
    SAN DIEGO       CA 1,114     964    109       480   1,114  1,402       151  2,667       177  12/28/90    1969
    LANCASTER       CA   601   1,736    123     1,009     601  2,667       201  3,469       267  12/28/90    1963
    FRESNO          CA   738   2,411    166       188     738  2,554       211  3,503       320  12/28/90    1968
    PALM SPRINGS    CA   103   1,196     68       982     103  2,147        99  2,349       183  12/28/90    1969
    TARZANA         CA 1,277     864    113       806   1,278  1,648       134  3,060       193  12/28/90    1969
    THOUSAND OAKS   CA   622   2,365    157       310     622  2,647       185  3,454       312  12/28/90    1965
    VAN NUYS        CA   716     322     56       225     718    503        98  1,319        72  12/28/90    1969
    STOCKTON        CA   382   2,593    157         4     382  2,597       157  3,136       195   6/30/92    1968
    LAGUNA HILLS    CA 3,132  28,184      0       473   3,172 28,617         0 31,789       251    9/9/94    1975
    COLORADO SPRINGS      CO      23    777         0     114     26       888      0       914         7 11/1/94          1960
    GRAND JUNCTION  CO   136   2,311    272        67     136  2,378       272  2,786        84  12/30/93    1978
    GRAND JUNCTION  CO   204   3,467    408       135     204  3,602       408  4,214       127  12/30/93    1968
    PAONIA          CO   115   1,950    229        25     115  1,975       229  2,319        71  12/30/93    1981
    LAKEWOOD        CO   232   3,566    200       724     232  4,285       205  4,722       473  12/28/90    1972
    LITTLETON       CO   185   4,782    261       349     185  5,051       341  5,577       606  12/28/90    1965
    NEW HAVEN       CT 1,681  14,201    752        94   1,681 14,295       752 16,728     1,097   5/11/92    1971
    CHESHIRE        CT   520   7,110    270       111     520  7,221       270  8,011     1,453   11/1/87    1963
    WILLIMANTIC     CT   134   3,316    250       479     166  3,763       250  4,179       847   5/15/87    1965
    WATERFORD       CT    86   4,214    500       453      87  4,667       499  5,253     1,181   5/15/87    1965
    KILLINGLY       CT   240   4,910    450       460     240  5,371       449  6,060     1,283   5/15/87    1972
    BOCA RATON      FL 4,404  39,633      0       797   4,474 40,360         0 44,834       754   5/20/94    1994
    Ft. MYERS       FL 2,349  21,137      0       419   2,385 21,520         0 23,905       233   8/16/94    1984
    DEERFIELD BEACH FL 1,664  14,972      0       298   1,690 15,244         0 16,934       287   5/16/94    1986






                                  HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


    PALM HARBOR     FL 3,327  29,945      0       595   3,379 30,488         0 33,867       544   5/16/94    1992
    PORT ST. LUCIE  FL 1,223  11,009      0       219   1,242 11,209         0 12,451       221   5/20/94    1993
    CLARINDA        IA    77   1,300    153        57      77  1,357       153  1,587        47  12/30/93    1968
    MEDIAPOLIS      IA    94   1,589    187        69      94  1,658       187  1,939        58  12/30/93    1973
    MUSCATINE       IA   246   4,190    493       170     245  4,362       492  5,099       153  12/30/93    1964
    TOLEDO          IA   153   2,601    306       131     153  2,732       306  3,191        95  12/30/93    1975
    WINTERSET       IA   111   1,878    221       103     111  1,981       221  2,313        69  12/30/93    1973
    COUNCIL BLUFFS  IA    50     467      0        32      50    499         0    549        19    6/4/93    1970
    NASHVILLE       IL    75   2,424    132        80      75  2,458       178  2,711       301  12/28/90    1964
    ARLINTON HEIGHTS      IL   3,621 32,587         0     534  3,665    33,077      0    36,742       286  9/9/94          1986
    SMITH CENTER    KS   111   1,878    221        60     111  1,938       221  2,270        69  12/30/93    1971
    SILVER SPRING   MD 3,229  29,065      0       786   3,301 29,779         0 33,080       386   7/25/94    1992
    TARKIO          MO   102   1,734    204        25     102  1,759       204  2,065        63  12/30/93    1970
    St. JOSEPH      MO   111   1,027      0        32     111  1,059         0  1,170        40    6/4/93    1976
    AKRON           OH   330   4,970    400       727     330  5,697       400  6,427     1,302   5/15/87    1971
    GROVE CITY      OH   332   3,081      0        32     332  3,113         0  3,445       119    6/4/93    1965
    HURON           SD   144   2,945    163         4     144  2,949       163  3,256       218   6/30/92    1968
    HURON           SD    45     917     51         1      44    919        51  1,014        68   6/30/92    1968
    SIOUX FALLS     SD   253   2,896    166         4     253  2,900       166  3,319       215   6/30/92    1960
    BELLAIRE        TX 1,223  11,010      0       178   1,238 11,173         0 12,411       200   5/16/94    1991
    CHARLOTTESVILLE VA 2,936  26,422      0       472   2,976 26,854         0 29,830       418   6/17/94    1991
    ARLINTON        VA 1,859  16,734      0       295   1,885 17,003         0 18,888       249   7/25/94    1992
    VIRGINIA BEACH  VA   881   7,926      0       137     893  8,051         0  8,944       146   5/16/94    1990
    SEATTLE         WA   256   4,356    513        68     256  4,424       513  5,193       172   11/1/93    1972
    MILWAUKEE       WI   277   3,594    289         0     277  3,594       289  4,160       313   3/27/92    1969
    CLINTONVILLE    WI    49   1,542     83        88      30  1,640        92  1,762       193  12/28/90    1965
    MILWAUKEE       WI   116   3,260    178       123     116  3,379       182  3,677       397  12/28/90    1960
    CLINTONVILLE    WI    14   1,610     85        37      14  1,640        92  1,746       195  12/28/90    1960
    MADISON         WI   144   1,544     89       109     144  1,651        91  1,886       195  12/28/90    1920
    WAUKESHA        WI    68   3,276    176     1,912      68  5,185       179  5,432       427  12/28/90    1958
    BROOKFIELD      WI   834   3,615    234     5,643     834  9,258       234 10,326       560  12/28/90    1954
    LARAMIE         WY   191   3,250    382        76     191  3,326       382  3,899       116  12/30/93    1964
    SARATOGA        WY    13   1,487      0       126      14  1,612         0  1,626        17   11/1/94    1974
    WORLAND         WY   132   2,239    264        37     132  2,276       264  2,672        79  12/30/93    1970

     Total Long-term Care
       and Retirement         47,595421,228     9,986  23,510 48,092   443,779 10,448   502,319    19,398


    WALLINGFORD     CT   557  10,649    394     1,023     557 11,672       394 12,623     2,405  12/23/86    1974
    WATERBURY       CT   514   9,822    364       523     514 10,345       364 11,223     2,216  12/23/86    1971
    FORESTVILLE     CT   465   8,905    330     1,233     465 10,138       330 10,933     2,034  12/23/86    1972
    WATERBURY       CT 1,003   8,522    501         0   1,003  8,522       501 10,026       669   5/11/92    1974
    SLIDELL         LA 2,323  19,745  1,161     1,147   2,353 20,847     1,176 24,376     2,352    3/1/91    1984
    BOSTON          MA 2,164  19,836  1,000     1,977   2,163 21,814     1,000 24,977     3,440    5/1/89    1968
    WORCESTER       MA 1,829  14,186    885     1,869   1,829 16,055       885 18,769     2,991    5/1/88    1970






                                  HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


    HYANNIS         MA   829   7,048    415         0     829  7,048       415  8,292       553   5/11/92    1972
    MIDDLEBORO      MA 1,771  14,961    791         0   1,771 14,961       791 17,523     1,154   5/11/92    1975
    NORTH ANDOVER   MA 1,448  10,435    614         0   1,448 10,435       614 12,497       820   5/11/92    1985
    CANONSBURG      PA 1,499  12,743    750       606   1,518 13,320       760 15,598     1,508    3/1/91    1985

    Total
    Rehabilitation
    Hospitals         14,402 136,852  7,205     8,378  14,450145,157     7,230166,837    20,142


    SACRAMENTO      CA   644   3,206      0        77     644  3,283         0  3,927        30   8/30/94    1984

    Total Other          644   3,206      0        77     644  3,283         0  3,927        30

    Total
    Real Estate      $62,641$561,286$17,191   $31,965 $63,186$592,219  $17,678$673,083  $39,570

    (1) Aggregate cost for federal income tax purposes is approximately $636,427.
    (2) Depreciation is provided for on buildings and improvements over 40 years, equipment over 12 years.

                                                  Real Estate and     Accumulated
                                                  Equipment           Depreciation

    Balance at January 1, 1992                     $281,766            $19,209
      Additions                                      56,447              8,122
      Adjustments to exchange contract              (1,137)            (1,137)
    Balance at December 31, 1992                    337,076             26,194
      Additions                                      47,735              8,775
    Balance at December 31, 1993                    384,811             34,969
      Additions                                     341,610             13,594
      Disposals                                    (53,338)            (8,993)
    Balance at December 31, 1994                   $673,083            $39,570

                                  HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


                                         HEALTH AND RETIREMENT PROPERTIES TRUST
                                                        SCHEDULE  IV
                                                 MORTGAGE LOANS ON REAL ESTATE
                                                       December 31, 1994
                                                   (Dollars in thousands)
                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                Loans Subject
                                    Final                                                              (1)      to Delinquent
                         Interest  Maturity     Periodic Payment                    Face Value      Carry Value    Principal
Location                  Rate      Date              Terms                        of Mortgage     of Mortgage   or Interest
- - - ------------------      --------  ---------    -----------------                   -----------     -----------  -------------

OMAHA, NE                9.000%    11/1/97     Principal & Interest  payable          4,163           3,904              -
                                               monthly in arrears.  $3.9 million
                                               due at maturity

FARMINGTON, MI           11.500%   12/31/00    Interest only payable monthly          4,300           4,300              -
                                               in arrears. $4.1 million due
                                               at maturity

TORRANCE, CA             10.460%     1/1/97    Principal & Interest  payable          5,087           5,087            294
                                               monthly in arrears.  $5.0 million
                                               due at maturity

HOWELL, MI               11.500%   12/31/00    Interest only payable monthly          5,100           5,100              -
                                               in arrears. $4.8 million due
                                               at maturity

CARROLLTON, GA        }   9.500%    8/10/95    Principal & Interest  payable          5,224           5,152              -
CUMMING, GA           }                        monthly in arrears.  $5.2 million
CEDARTOWN, GA         }                        due at maturity

AINSWORTH, NE         }
ASHLAND, NE           }
BLUE HILL, NE         }   9.000%   12/31/16    Interest only payable monthly          6,796           6,796
CENTRAL CITY, NE      }                        in arrears.  $2.0 million due
GRETNA, NE            }                        at maturity
SUTHERLAND, NE        }
WAVERLY, NE           }

MEDINA, OH                6.625%     2/1/98    Principal & Interest  payable          6,012           5,633               -
                                               monthly in arrears.  $6.5 million





                                                due at maturity

MILWAUKEE, WI         }  13.750%   12/28/00    Principal & Interest  payable          8,800           8,800               -
PEWAUKEE, WI          }                        monthly in advance.  $4.9 million
                                               due at maturity

CANON CITY, CO        }  11.500%   12/31/16    Interest only payable monthly         14,019          14,019               -
DELTA, CO             }                        in arrears.  $5.4 million due
COLORADO SPRINGS,CO   }                        at maturity

HICKORY, NC           }   9.500%     1995      Principal & Interest  payable         19,947           9,947
LOUISVILLE, KY        }                        monthly in arrears (2)


32 MORTGAGES       7.187%-11.25%   3/95-3/01   N/A                                   62,163          57,053             373
                                                                                 ----------------------------------------
                                               TOTAL                               $141,611        $125,791            $667
                                                                                  ========================================

(1) Also represents cost for federal income tax purposes.
(2) Amounts due on two real estate facilities sold effective 9/1/94.  The sale price is being determined by a judicially supervised appraisal process. The write down is due to the general decline in the value of such types of property.

               Reconciliation of the carrying amount of mortgage loans at the beginning of the period.

               Balance at January 1, 1992                         $ 31,760
                    New Mortgage Loans                              19,573
                    Collections of Principal                        (4,160)
                                                                   --------
               Balance at December 31, 1992                         47,173
                    New Mortgage Loans                             133,939
                    Amortization of Discount                           965
                    Collections of Principal                       (33,827)
                                                                   --------
               Balance at December 31, 1993                        148,250
                    New Mortgage Loans                              11,772
                    Reclassification of real estate investment       9,947
                    Amortization of Discount                         4,597
                    Collections of Principal                       (48,775)
                                                                   --------
               Balance at December 31, 1994                       $125,791

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                        NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)




                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HEALTH AND RETIREMENT PROPERTIES TRUST


                             By:/S/ David J. Hegarty
                                David J. Hegarty
                                Executive Vice President and
                                Chief Financial Officer
  Dated:  March 30, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

  Signature                          Title                 Date

  /s/ Mark J. Finkelstein*       President and Chief   March 30, 1995
  Mark J. Finkelstein            Executive Officer


  /s/ David J. Hegarty*          Executive Vice        March 30, 1995
  David J. Hegarty               President and Chief
                                 Financial Officer


  /s/ John L. Harrington*        Trustee               March 30, 1995
  John L. Harrington


  /s/ Arthur G. Koumantzelis*    Trustee               March 30, 1995
  Arthur G. Koumantzelis


  /s/ Justinian Manning, C.P.*   Trustee               March 30, 1995
  Rev. Justinian Manning,
  C.P.


  /s/ Gerard M. Martin*          Trustee               March 30, 1995
  Gerard M. Martin


  /s/ Barry M. Portnoy           Trustee               March 30, 1995

  Barry M. Portnoy


  *By: /s/ Barry M. Portnoy
       Barry M. Portnoy
       Attorney-in-fact
  /TABLE

                              POWER OF ATTORNEY

       The undersigned Officers and Trustees of Health and Retirement Properties Trust hereby severally constitue Mark J. Finkelstein, David
  J. Hegarty, Gerard M. Martin and Barry M. Portnoy, and each of them, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K herewith filed with the Securities and Exchange Commission, and any and all amendments thereto, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to the Annual Report on Form 10-K and any and all amendments to the Annual Report on Form 10-K.

       Witness our hands and seals on the dates set forth below.

  Signature                          Title                 Date

  /s/ MARK J. FINKELSTEIN        President and Chief   March 30, 1995
  Mark J. Finkelstein            Executive Officer


  /s/ DAVID J. HEGARTY           Executive Vice        March 30, 1995
  David J. Hegarty               President and Chief
                                 Financial Officer


  /s/ JOHN L. HARRINGTON         Trustee               March 30, 1995
  John L. Harrington


  /s/ ARTHUR G. KOUMANTZELIS     Trustee               March 30, 1995
  Arthur G. Koumantzelis


  /s/ REV. JUSTINIAN MANNING     Trustee               March 30, 1995
  Rev. Justinian Manning,
  C.P.


  /s/ GERARD M. MARTIN           Trustee               March 30, 1995
  Gerard M. Martin


  /s/ BARRY M. PORTNOY           Trustee               March 30, 1995
  Barry M. Portnoy