Form 10-Q
period 1995-03-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1995-05-15
CIK 803649

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                                  FORM 10-Q

  (Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        March 31, 1995

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

                 YES    X          NO


       Number of Common Shares outstanding at the latest practicable date, May 5, 1995: 59,180,166 shares of beneficial interest, $.01 par value.


                    HEALTH AND RETIREMENT PROPERTIES TRUST


                                  FORM 10-Q

                                March 31, 1995

                                    INDEX


  PART I    Financial Information                                Page

  Item 1.      Financial Statements

               Balance Sheets - December 31, 1994 and
                 March 31, 1995                                   1

               Statements of Income - Quarters Ended
                 March 31, 1994 and 1995                          2

               Statements of Cash Flows - Quarters Ended
                 March 31, 1994 and 1995                          3

               Notes to Financial Statements                      4-7


  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations              8-9


  PART II.  Other Information



  Item 6.      Exhibits and reports on Form 8-K                  10


  Signatures
                    HEALTH AND RETIREMENT PROPERTIES TRUST
                         CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)
                                 (Unaudited)

                                              December 31,     March 31,
                                                  1994           1995
  ASSETS

  Real estate properties, at cost:
       Land                                     $ 63,186       $   89,742
  Buildings and improvements                     609,897          772,209
                                                --------       ----------
                                                 673,083          861,951
  Less accumulated depreciation                   39,570           41,405
                                                --------       ----------
                                                 633,513          820,546

  Real estate mortgages and notes, net           133,477          156,610
  Cash and cash equivalents                       59,766           30,864
  Interest and rent receivable                     4,712            6,265
  Deferred interest and finance costs,
    net, and other assets                          8,738           13,657
                                                --------       ----------
                                                $840,206       $1,027,942
                                                ========       ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Bank notes payable                            $      -       $  150,000
  Notes and bonds payable, net                   216,513          216,574
  Security deposits                                3,800           22,740
  Due to affiliate                                 1,508              417
  Accounts payable and accrued expenses           16,346           12,691


  Shareholders' equity:
     Preferred shares of beneficial
       interest, $.01 par value,
       50,000,000 shares authorized,
       none issued                                     -                -
     Common shares of beneficial interest,
       $.01 par value, 100,000,000 shares
       authorized, 57,385,000 shares and
       59,180,166 shares issued and
       outstanding, respectively                     574              592
     Additional paid-in capital                  652,989          677,655
     Cumulative net income                       168,808          187,116
     Dividends                                  (220,332)        (239,843)
                                                 -------         --------

  Total shareholders' equity                     602,039          625,520
                                                --------       ----------



                                                $840,206       $1,027,942
                                                ========       ==========

                            See accompanying notes

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share data)
                                 (Unaudited)

                                         Quarter Ended March 31,

                                         1994                1995
  Revenues:
    Rental income                     $12,470             $19,530
    Interest income                     5,077               6,462
                                      -------             -------
            Total revenues             17,547              25,992
                                      -------             -------
  Expenses:
    Interest                            1,259               4,131
    Depreciation and amortization       2,618               4,615
    General, administrative and
      advisory                          1,020               1,414
                                      -------             -------
            Total expenses              4,897              10,160
                                      -------             -------
  Income before gain on sale of
    properties                         12,650              15,832

  Gain on sale of properties            3,994               2,476
                                      -------             -------
  Net income                          $16,644             $18,308
                                      =======             =======
  Weighted average shares
    outstanding                        44,596              58,554
                                      =======             =======
  Per share amounts:

  Income before gain on sale of
    properties                        $   .28             $   .27
                                      =======             =======
  Net income                          $   .37             $   .31
                                      =======             =======




                            See accompanying notes

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (Unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                      1994        1995
  Cash flows from operating activities:
    Net income                                        $16,644     $ 18,308
    Adjustments to reconcile net income to
     cash provided by operating activities:
       Gain on sale of properties                     ( 3,994)    (  2,476)
       Depreciation and amortization                    2,618        4,615
       Amortization of interest costs                     158          266
       (Decrease) Increase in security deposits       ( 4,500)       1,000
       Deferred finance costs                         ( 2,286)    (    919)
       Changes in assets and liabilities:
         Increase in interest and
           rent receivable and other assets           ( 1,365)    (  6,186)
         Decrease in accounts payable
           and accrued expenses                       ( 3,126)    (  3,414)
     Decrease in due to affiliate                     (   445)    (  1,091)
                                                      -------     --------
         Cash provided by operating activities          3,704       10,103
                                                      -------     --------

  Cash flows from investing activities:
    Investments in mortgage loans                     (10,557)    ( 11,743)
    Repayment of mortgage loans                        16,743        8,110
  Real estate acquisitions                            ( 1,399)    (170,861)
    Sale of real estate                                28,400        5,000
    Loans to affiliates                               ( 2,700)           -
                                                      -------     --------
         Cash used for investing activities            30,487     (169,494)
                                                      -------     --------

  Cash flows from financing activities:
    Proceeds from issuance of shares, net               8,241            -
    Proceeds from borrowings                           40,000      150,000
    Payments on borrowings                            (40,000)           -
    Dividends paid                                    (14,758)    ( 19,511)
                                                      -------     --------
         Cash (used for) provided by
             financing activities                      (6,517)     130,489
                                                      --------    --------

  Increase (decrease) in cash and cash equivalents     27,674     ( 28,902)
  Cash and cash equivalents at beginning of period     13,887       59,766
                                                      -------     --------
  Cash and cash equivalents at end of period          $41,561     $ 30,864
                                                      =======     ========

  Supplemental cash flow information:
    Interest paid                                     $ 1,287     $  3,302
                                                      =======     ========

  Non-cash activities:
    Purchase of real estate                           $     -     ($42,384)
    Sale of real estate                                     -       19,500
    Issuance of shares                                      -       24,684
    Investment in mortgage loan                             -     ( 19,500)
    Increase in security deposit                            -       17,940

                            See accompanying notes

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1994 and 1995
                (dollars in thousands, except per share data)
                                 (Unaudited)

  1.      Basis of presentation

     The financial statements of Health and Retirement Properties Trust ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

  3.      Dividends

     On March 25, 1995, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended March 31, 1995, of $.34 per share, which will be paid on or about May 31, 1995, to shareholders of record at the close of business on April 27, 1995.

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

  4.      Real estate properties

     During the first quarter of 1995, the Company acquired nine nursing properties and 21 Courtyard by Marriott hotels for approximately $211,264. In addition, the Company sold one nursing property for $24,500 and realized a gain of approximately $2,476. The hotels were acquired by a wholly owned subsidary of the Company. The nursing properties have been leased to an affiliate. These acquisitions were funded with cash on hand, $150,000 of drawings on the revolving credit facility and the issuance of 1,777,766 common shares of beneficial interest. Minimum rent on the new investments is $21,615 per year and

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1994 and 1995
                (dollars in thousands, except per share data)
                                 (Unaudited)

  4.      Real estate properties-continued

  additional rent is 3%-5% of revenue increases at the properties. The initial lease term for the properties is approximately 12 years with several renewal options. The leases on the hotel properties are secured by a $17,940 security deposit.

     During the quarter ended March 31, 1995, the Company provided improvement financing at existing properties of approximately $2,111. As of March 31, 1995, the Company has commitments to provide financing totalling approximately $55,492.


  5.      Real estate mortgages and notes, net

     In connection with the sale of the nursing properties described in
  Note 4, the Company provided a $19,500 mortgage due December 31, 2000, at 11% per annum. During January 1995, the Company provided a $11,500 mortgage secured by four assisted living properties due April 30, 2007 at 11.35%.

     During the first quarter of 1995, three mortgage loans, secured by five nursing properties, with outstanding principal balances totalling $7,958 were repaid.

  6.      Indebtedness

     On March 15, 1995, the Company increased its existing credit facility to $200,000. The credit facility will mature in 1998, unless extended by the parties. Borrowings under the credit facility bear interest, at the Company's option, at a spread over LIBOR or Prime. At March 31, 1995, $150,000 was outstanding under the credit facility.


  7.      Concentration of Credit Risk

     Approximately 82% of the Company's real estate investments are invested in health care real estate and approximately 18% are in hotel real estate. At March 31, 1995, 32% of the Company's real estate properties, net, and real estate mortgages and notes, net, were subject to mortgages and/or leases with Marriott International, Inc., ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended March 24, 1995.

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1994 and 1995
                (dollars in thousands, except per share data)
                                 (Unaudited)


  8.      Subsequent events and pro forma information

     On April 3, 1995, the Company purchased and leased 11 nursing properties and provided mortgage loans on three additional properties to an existing tenant. The Company's aggregate investment in these properties is approximately $20,045, and was made on terms substantially similar to existing leases and mortgages. The minimum rent and interest from this transaction is approximately $2,351, per annum. The initial lease term and loans mature on 2007. The Company drew $18,000 on the revolving credit facility to fund this transaction.

     The following summarized Pro Forma Consolidated Statements of Income assume that all of the Company's real estate financing transactions during 1994 and 1995, and related financings had occurred of the beginning of the presented periods and give effect to the Company's borrowing rates throughout the periods indicated.

  The summarized Pro Forma Consolidated Balance Sheet is intended to present the financial position of the Company as if the transactions described above and related financing had occurred on March 31, 1995.

  These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.

                    HEALTH AND RETIREMENT PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1994 and 1995
                (dollars in thousands, except per share data)
                                 (Unaudited)

  8.      Subsequent events and pro forma information- continued

                                   Year Ended          Three Months Ended
                                   December 31,             March 31,
                                       1994              1994      1995
                                             (Unaudited)

  Pro Forma Consolidated Statements of Income
  Total revenues                    $123,887           $31,060      $31,965
  Total expenses                      54,222            14,378       15,539
                                    --------           -------      -------
  Net income                        $ 69,655           $16,682      $16,426
                                    ========           =======      =======
  Weighted average shares
    outstanding                       59,180            59,180       59,180
                                    ========           =======      =======
  Net income per share              $   1.18           $   .28      $   .28
                                    ========           =======      =======


                                                         March 31,
                                                           1995
                                                       (Unaudited)

  Pro Forma Consolidated Balance Sheet

  Real estate properties, net                           $  881,600
  Real estate mortgages and notes, net                     152,686
  Other assets                                              59,137
                                                        ----------
          Total Assets                                  $1,093,423
                                                        ==========

  Indebtedness                                          $  429,574
  Other liabilities                                         38,329
  Shareholder's equity                                     625,520
                                                        ----------
          Total Liabilities and Shareholder's Equity    $1,093,423
                                                        ==========

                    HEALTH AND RETIREMENT PROPERTIES TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS

          Total revenues for the quarter ended March 31, 1995, increased to $25,992,000 from $17,547,000 for the quarter ended March 31, 1994.
  Rental income increased to $19,530,000 from $12,470,000 and interest income increased to $6,462,000 from $5,077,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to March 31, 1994. Interest income increased primarily because of the significantly higher cash balances during the 1995 quarter compared to the 1994 quarter.

          Total expenses for the quarter ended March 31, 1995, increased to $10,160,000 from $4,897,000 for the quarter ended March 31, 1994. The increase is primarily the result of increases in depreciation and advisory fees of $1,997,000 and $388,000, respectively. Depreciation and advisory fees increased as a result of new investments since March 31, 1994. Interest expense increased by $2,872,000 as a result of increased borrowings and higher interest rates.

          Income before gain on sale of properties increased to $15,832,000 or $.27 per share for the 1995 quarter from $12,650,000 or $.28 per share for the 1994 quarter. The increase in income before gain on sale of properties is primarily a result of the new investments since March 31, 1994. On a per share basis, income before gain on sale of properties decreased because 14,457,667 common shares were issued since March 31, 1994.

          The Company bases its dividend primarily on funds from operations during the quarter. Funds from operations is net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Funds from operations for the 1995 quarter was $20,814,000 or $.36 per share and $15,458,000 or $.35 per share, for the 1994 quarter. The dividends declared which relate to these quarters were $20,121,000 or $.34 per share in 1995 and $18,932,925 or $.33 per share in 1994.

  LIQUIDITY AND CAPITAL RESOURCES

          Assets of the Company increased to $1.03 billion at March 31, 1995 from $840,206,000 at December 31, 1994. The increase is principally the result of new real estate investments of $213,375,000.

                    HEALTH AND RETIREMENT PROPERTIES TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES - Continued

          At March 31, 1995, the Company had $30,864,000 of cash and cash equivalents, and the ability to borrow up to an additional $50,000,000 under its revolving credit facility. At March 31, 1995, the Company had outstanding commitments to provide $55,492,000 in financings.

          On April 3, 1995, the Company purchased and leased 11 nursing properties and provided mortgage loans on three additional properties to an existing tenant. The Company's aggregate investment in these properties is approximately $20,045,000 and was made on terms substantially similar to existing leases and mortgages. The Minimum rent and interest from this transaction is approximately $2,351,000 per annum. The initial lease term and loans mature on 2007. The Company drew $18,000,000 on the revolving credit facility to fund this transaction.

          The Company's primary focus is investments in healthcare related real estate. At March 31, 1995, approximately 82% of the Company's investments in real estate are health care related and approximately 18% are hotel related. The Company is evaluating alternatives to limit or reduce its investments in non-health care related real estate, while concurrently providing for its shareholders with opportunities to take advantage in hotel real estate.

          The Company is continuing to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. Approximately 78% of the Company's portfolio is leased to or mortgage financed with eight publicly traded companies. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extend practicable, to the terms of the investments made with such borrowed funds. As of March 31, 1995, the Company's debt as a percentage of total capitalization was approximately 36%. Current expenses and dividends are provided for by funds from operations.

                                   PART II


  Item 6.        Exhibits and Reports on Form 8-K

     (a)       Exhibits
     10.1      Courtyard by Marriott Purchase and Option Agreement (*)

     (b)       Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

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

                              HEALTH AND RETIREMENT
                              PROPERTIES TRUST
                              (Registrant)

  DATE   May 12, 1995              BY /s/ David J. Hegarty
                                     David J. Hegarty, President


  DATE   May 12, 1995              BY /s/ John G. Murray
                                     John G. Murray, Executive
                                       Vice President and Chief
                                     Financial Officer
