Form 10-K/A
period 1994-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1995-07-12
CIK 803649

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

                         Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


     Maryland                                      04-6558834
(State or other                               (I.R.S. Employer
jurisdiction of                               Identification No.)
incorporation)

400 Centre Street
Newton, Massachusetts                                02158
(Address of principal                                (Zip Code)
executive offices)
                                  617-332-3990
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $823,402,873 based on the $14.875 closing price per share for such stock on the New York Stock Exchange on March 29, 1994. For purposes of this calculation, 1,013,651 shares held by HRPT Advisors, Inc. (the "Advisor"), a total of 2,777,768 shares held by the Advisor solely in its capacity as voting trustee under certain voting trust agreements, and an aggregate of 33,935 shares held by the trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 15, 1995: 59,162,768.

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

Exhibits:

 3.1   -   July 1994 Amended and Restated Declaration of Trust*
 3.2   -   Amended and Restated By-Laws*
 4.1   -   Form of Series A Note*
 4.2   -   Form of Series B Note*
 4.3   -   Shawmut Bank, N.A. Indenture dated as of June 1, 1994*
 4.4   -   Supplemental Shawmut Bank, N.A., Indenture dated as of
           June 29, 1994*
 4.5   -   Rights Agreement (1)
 9.1   -   AMS Voting Trust Agreement*
 9.2   -   Amended and Restated AMS Voting Trust Agreement*
10.1   -   Advisory Agreement, as amended *(+)
10.2   -   Second Amendment to Advisory Agreement *(+)
10.3   -   Incentive Share Award Plan*(+)
10.4   -   Master Lease Document*
10.5   -   HRPT Shares Pledge Agreement*
10.6   -   AMS Properties Security Agreement*
10.7   -   AMS Subordination Agreement*
10.8   -   AMS Guaranty*
10.9   -   AMS Pledge Agreement (pledging shares of AMSP)*
10.10  -   AMS Holding Co. Pledge Agreement (pledging shares of
           AMS)*
10.11  -   Amended and Restated Renovation Funding Agreement*
10.12  -   Amendment to AMS Transaction Documents*
10.13  -   GCI Master Lease Document*
10.14  -   Amended and Restated HRP Shares Pledge Agreement*

10.15  -   Guaranty, Cross-Default and Cross-Collateralization
           Agreement*
10.16  -   CSC $8,000,000 Working Capital Promissory Note*
10.17  -   Marriott Senior Living Services Purchase and Sale
           Agreement*
10.18  -   Connecticut Subacute Corporation II Lease Document
           Waterbury*
10.19  -   Connecticut Subacute Corporation II Lease Document
       -   Cheshire*
10.20  -   Connecticut Subacute Corporation II Lease Document
       -   New Haven*
10.21  -   Vermont Subacute/New Hampshire Subacute Corporation
           Master Lease Agreement (Chapple)*
10.22  -   Amended and Restated Agreement and Plan of Reorganization
           (Chapple)*
10.23  -   March 1995 Second Amended and Restated Revolving Loan
           Agreement*
10.24  -   Purchase Option Agreement*
12.1   -   Earnings to Fixed Charges*
21.1   -   Subsidiaries of the Registrant*
23.1   -   Consent of Ernst & Young*
23.2   -   Consent of Arthur Anderson (Horizon)*
23.3   -   Consent of Arthur Anderson (Marriott) (2)
25.1   -   Powers of Attorney*
27.1   -   Financial Data Schedule*

(*)        Previously Filed

(+)        Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated October 6, 1994.

(2)        Filed herewith.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                   SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                     HEALTH AND RETIREMENT PROPERTIES TRUST
                                  (Registrant)



Date:  July 10, 1995                 By:  /s/ David J. Hegarty
                                          David J. Hegarty, President