Form 10-Q
period 1995-06-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1995-08-14
CIK 803649

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                         Commission file number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

        Maryland                              04-6558834
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

                           YES    X          NO


     Number of Common Shares outstanding at the latest practicable date, August 5, 1995: 59,190,166 shares of beneficial interest, $.01 par value.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                                   FORM 10-Q

                                 June 30, 1995

                                     INDEX


PART I    Financial Information                                            Page

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - December 31, 1994 and                3
            June 30, 1995

          Consolidated Statements of Income - Quarters Ended                 4
            June 30, 1994 and 1995

          Consolidated Statements of Cash Flows - Quarters Ended             5
            June 30, 1994 and 1995

          Notes to Consolidated Financial Statements                    6 -  9


Item 2.   Management's Discussion and Analysis of Financial             10 - 12
            Condition and Results of Operations


PART II.  Other Information

Item 4.  Submission of Matters to a Vote of
          Securities Holders                                                13

Item 6.   Exhibit and Reports on Form 8-K                                   13



Signatures

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)


                                            December 31       June 30,
                                               1994             1995
ASSETS                                                      (Unaudited)

Real estate properties, at cost:
Land                                       $     63,186    $     91,088
Buildings and improvements                      609,897         787,451
                                           ------------    ------------
                                                673,083         878,539
Less accumulated depreciation                    39,570          47,137
                                           ------------    ------------
                                                633,513         831,402

Real estate mortgages and notes, net            133,477         164,516
Cash and cash equivalents                        59,766          27,479
Interest and rent receivable                      4,712           5,118
Deferred interest and finance costs,
  net and other assets                            8,738          14,903
                                           ------------    ------------
                                           $    840,206    $  1,043,418
                                           ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank notes payable                                 --      $    168,000
Notes and bonds payable, net                    216,513         216,636
Security deposits                                 3,800          25,091
Due to affiliates                                 1,508             468
Accounts payable and accrued expenses            16,346          12,156

Shareholders' equity:
   Preferred shares of beneficial
    interest, $.01 par value,
    50,000,000 shares authorized,
    none issued                                    --              --
   Common shares of beneficial interest,
     $.01 par value, 100,000,000 shares
     authorized, 57,385,000 shares and
     59,180,166 shares issued and
     outstanding, respectively                      574             592
   Additional paid-in capital                   652,989         677,655
   Cumulative net income                        168,808         202,784
   Dividends                                   (220,332)       (259,964)
                                           ------------    ------------


Total shareholders' equity                      602,039         621,067
                                           ------------    ------------
                                           $    840,206    $  1,043,418
                                           ============    ============



                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)
                                  (Unaudited)


                                      Quarter Ended            Six Months
                                         June 30,             Ended June 30,
                                     1994       1995        1994       1995

Revenues:
  Rental income                    $ 13,531    $ 24,966   $ 26,001    $ 44,796
  Interest income                     6,385       5,532     11,462      11,694
                                   --------    --------   --------    --------

          Total revenues             19,916      30,498     37,463      56,490
                                   --------    --------   --------    --------

Expenses:
  Interest                            1,069       7,013      2,328      11,144
  Depreciation and amortization       3,337       6,161      5,955      10,776
  General, administrative and
    advisory                          1,176       1,656      2,196       3,070
                                   --------    --------   --------    --------

          Total expenses              5,582      14,830     10,479      24,990
                                    --------   --------   --------    --------

Income before gain on sale of
  properties and extraordinary
  item                               14,334      15,668     26,984      31,500

Gain on sale of properties             --          --        3,994       2,476

Extraordinary item - early
  extinguishment of debt and
  termination costs of interest
  rate hedging arrangements          (1,953)       --       (1,953)       --
                                   --------    --------   --------    --------

Net income                         $ 12,381    $ 15,668   $ 29,025    $ 33,976
                                   ========    ========   ========    ========

Weighted average shares
  outstanding                        51,395      59,180     48,014      58,869
                                   ========    ========   ========    ========

Per share amounts:

  Income before gain on sale of
    properties and extraordinary
    item                           $    .28    $    .26   $    .56    $    .54
                                   ========    ========   ========    ========


  Net income                       $    .24    $    .26   $    .60    $    .58
                                   ========    ========   ========    ========


                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                  June 30,
                                                           1994          1995
                                                         --------       ------
Cash flows from operating activities:
  Net income                                            $  29,025    $  33,976
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Gain on sale of properties                          (  3,994)    (  2,476)
     Loss on early extinguishment of debt                   1,953         --
     Depreciation and amortization                          5,955       10,776
     Amortization of interest costs and bond discount         317          673
    (Decrease) increase in security deposits              ( 4,500)       3,351
     Deferred finance costs                              (  3,659)    (  1,011)
     Changes in assets and liabilities
        Increase in interest and rent
          receivable and other assets                    (    769)    (  6,965)
        Increase (decrease) in accounts payable and
          accrued expenses                                  1,169     (  3,951)
        Decrease in due to affiliate                       (  393)    (  1,040)
                                                           ---------  ---------
            Cash provided by operating activities          25,104       33,333
                                                           ---------  ---------

Cash flows from investing activities:
    Investment in mortgage loans and loans receivable     (13,257)     (21,954)
    Repayment of mortgage loans                            17,651       10,414
    Real estate acquisitions                             (184,863)    (187,448)
    Sale of real estate                                    28,400        5,000
                                                          ---------   ---------
            Cash used in investing activities            (152,069)    (193,988)
                                                          ---------   ---------

Cash flows from financing activities:
    Proceeds from issuance of shares, net                 182,366         --
    Proceeds from borrowings                               95,000      168,000
    Payments on borrowings                               (106,000)        --
    Dividends paid                                        (33,691)     (39,632)
                                                          ---------   ---------
            Cash provided by financing activities         137,675      128,368
                                                          ---------   ---------

Increase (decrease) in cash and cash equivalents           10,710      (32,287)

Cash and cash equivalents at beginning of period           13,887       59,766
                                                          ---------   ---------

Cash and cash equivalents at end of period              $  24,597    $  27,479
                                                         =========   =========

Supplemental cash flow information:
    Interest paid                                       $   1,287    $   9,741
                                                          =========   =========

Non-cash activities:
    Purchase of real estate                                  --      ($ 42,384)
    Sale of real estate                                      --         19,500
    Issuance of shares                                       --         24,684
    Investment in mortgage loan                              --       ( 19,500)
    Increase in security deposit                             --         17,940




                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1994 and 1995
                 (dollars in thousands, except per share data)
                                  (Unaudited)

1.       Basis of presentation

         The consolidated financial statements of Health and Retirement Properties Trust ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

3.       Dividends

         On July 7, 1995, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended June 30, 1995, of $.34 per share, which will be paid on or about August 30, 1995, to shareholders of record at the close of business on July 29, 1995.

         Dividends are based principally on funds from operations which is defined as net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Dividends in excess of net income are a return of capital.

4.       Real estate properties

         During the six months ending June 30, 1995, the Company acquired 19 nursing properties and 21 Courtyard by Marriott hotels for approximately $226,297. In addition, the Company sold one nursing property for $24,500 and realized a gain of approximately $2,476. The hotels were acquired by a wholly owned subsidiary of the Company. Nine nursing properties have been

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1994 and 1995
                 (dollars in thousands, except per share data)
                                  (Unaudited)


4.        Real estate properties - continued

leased to an affiliate. These acquisitions were funded with cash on hand, $168,000 of drawings on the Company's revolving credit facility and the issuance of 1,777,766 common shares of beneficial interest. Minimum rent on the new investments is $23,381 per year and additional rent is 3%-5% of revenue increases at the properties. The initial lease term for the properties is approximately 12 years with several renewal options. The leases on the hotels and 11 of the nursing properties are secured by a $17,940 and $2,351 security deposit, respectively.

         During the six months ending June 30, 1995, the Company provided improvement financing at existing properties of approximately $3,471. As of June 30, 1995, the Company has commitments to purchase facilities and provide financing totaling approximately $53,067.

5.       Real estate mortgages and notes, net

         In connection with the sale of the nursing property described in Note 4, the Company provided a $19,500 mortgage due December 31, 2000, bearing interest at 11% per annum. In addition, during the six months ended June 30, 1995, the Company provided debt financing totaling $17,345. The debt financings are secured by mortgages on four assisted living and three nursing properties. These mortgage notes bear interest between 10% and 11.35% and mature during 2007.

         During the six months ended June 30, 1995, mortgage loans, secured by six nursing properties, with outstanding principal balances totaling $10,197 were repaid.

6.       Indebtedness

         During the six months ended June 30, 1995, the Company increased the maximum amount available under its existing revolving credit facility to $207,500. The credit facility will mature in 1998, unless extended by the parties. Borrowings under the credit facility bear interest, at the Company's option, at a spread over LIBOR or Prime. At June 30, 1995, $168,000 was outstanding under the credit facility.

7.       Concentration of Credit Risk

         At June 30, 1995, approximately 83% of the Company's real estate investments are in health care real estate and approximately 17% are in hotel real estate. At June 30, 1995, 32% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc., ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended June 16, 1995.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1994 and 1995
                 (dollars in thousands, except per share data)
                                  (Unaudited)



8.  Subsequent event and pro forma information

     On May 16, 1995, the Company announced the proposed Initial Public Offering
(IPO) of 7,500,000 shares of stock of the Company's wholly owned subsidiary, Hospitality Properties Trust (HPT). HPT currently owns 21 Courtyard by Marriott Hotels. Funding for this acquisition has been provided by the Company under a demand loan (HRP Loan). In addition, the Company purchased 40,000 shares of HPT for $1,000. Concurrently with the completion of the IPO, the Company will purchase for $25 per share an additional 3,960,000 shares of HPT by canceling $99,000 of the HRP Loan. The remaining amount of the HRP Loan will be repaid to the Company in cash following the consummation of the IPO. Completion of the IPO is subject to various conditions and no assurances can be given as to when and if the IPO will be completed.

         The following summarized Pro Forma Consolidated Statements of Income assume that the transaction described above and all of the Company's real estate financing transactions during 1994 and 1995, and related financings had occurred as of the beginning of the presented periods and give effect to the Company's borrowing rates throughout the periods indicated.

         The summarized Pro Forma Consolidated Balance Sheet is intended to present the financial position of the Company as if the transactions described above and related financing had occurred on June 30, 1995.

         These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1994 and 1995
                 (dollars in thousands, except per share data)
                                  (Unaudited)



8.  Subsequent event and pro forma information - continued

Pro Forma Consolidated Statements of Income

                                    Year Ended      Six Months Ended
                                    December 31,        June 30,
                                        1994         1994       1995
                                    ------------   --------   ------
                                             (Unaudited)

Total revenues                      $108,535       $51,517    $53,592
Total expenses                        43,040        22,080     24,855
                                    --------       -------    -------
Income before equity income in HPT    65,495        29,437     28,737
Equity income in HPT                   8,697         4,353      4,466
                                    --------       -------    -------
Net income                          $ 74,192       $33,790    $33,203
                                    ========       =======    =======
Weighted average shares
  outstanding                         59,180        59,180     59,180
                                    ========       =======    =======
Net income per share                $   1.25       $   .57    $   .56
                                    ========       =======    =======


Pro Forma Consolidated Balance Sheet

                                         June 30,
                                           1995
                                       (Unaudited)

Real estate properties, net            $  699,304
Real estate mortgages and notes, net      154,928
Equity investment in HPT                  100,000
Other assets                               50,560
                                       ----------
    Total Assets                       $1,004,792
                                       ==========

Indebtedness                           $  364,636
Other liabilities                          19,089
Shareholders' equity
    Total Liabilities and                 621,067
                                       ----------
    Shareholders' Equity               $1,004,792
                                       ==========

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 Versus 1994

         Total revenues for the quarter ended June 30, 1995 increased to $30,498,000 from $19,916,000 for the quarter ended June 30, 1994. Rental income increased to $24,966,000 from $13,531,000 and interest income decreased to $5,532,000 from $6,385,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to June 30, 1994. Interest income decreased primarily because of the early repayment of real estate mortgage loans acquired by the Company at a discount and a decrease in the associated accretion of such discount.

         Total expenses for the quarter ended June 30, 1995 increased to $14,830,000 from $5,582,000 for the quarter ended June 30, 1994. The increase is primarily the result of increases in interest and depreciation expense of $5,944,000 and $2,824,000, respectively. Interest and depreciation increased as a result of new investments since June 30, 1994 and as a result of increased borrowings used to fund such investments.

         Income before gain on sale of properties and extraordinary item increased to $15,688,000 or $.26 per share for the 1995 quarter from $14,334,000 or $.28 per share for the 1994 quarter. The increase in income before gain on sale of properties and extraordinary item is primarily a result of the new investments since June 30, 1994. On a per share basis, income before gain on sale of properties and extraordinary item decreased because of additional common shares issued since June 30, 1994. Net income was $15,668,000 ($.26 per share) for the 1995 quarter versus $12,381,000 ($.24 per share) of the 1994 period.

         The Company bases its dividend primarily on funds from operations. Funds from operations is net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Funds from operations for the 1995 quarter were $22,212,000 or $.38 per share and $17,860,000 or $.35 per share for the 1994 quarter. The dividends declared which relate to these quarters were $20,121,000 or $.34 per share in 1995 and $18,937,000 or $.33 per share in 1994.

Six months ended June 30, 1995 versus 1994

     Total revenues for the six months ended June 30, 1995 increased to $56,490,000 from $37,463,000 for the six months ended June 30, 1994. Rental income increased to $44,796,000 from $26,001,000 and interest income increased to $11,694,000 from $11,462,000 during the comparable period. Rental income increased primarily as a result of new investments in real

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Six months ended June 30, 1995 versus 1994 - continued

estate subsequent to June 30, 1994. The $232,000 increase in interest income is primarily the result of an increase in interest income earned on higher cash balances during 1995 compared to 1994 net of lower mortgage interest income resulting from early repayment of real estate mortgage loans acquired by the Company at a discount and the decrease in the associated accretion of such discount.

         Total expenses for the six months ended June 30, 1995 increased to $24,990,000 from $10,479,000 for the six months ended June 30, 1994. The increase is primarily the result of increases in interest and depreciation expense of $8,816,000 and $4,821,000, respectively. Interest and depreciation increased as a result of new investments since June 30, 1994 and as a result of increased borrowings used to fund such investments.

         Income before gain on sale of properties and extraordinary item increased to $31,500,000 or $.54 per share for the 1995 period from $26,984,000 or $.56 per share for the 1994 period. The increase in income before gain on sale of properties and extraordinary item is primarily a result of the new investments since June 30, 1994. On a per share basis, income before gain on sale of properties and extraordinary item decreased because of additional common shares issued since June 30, 1994. Net income was $33,976,000 ($.58 per share) for the 1995 period versus $29,025,000 ($.60 per share) for the 1994 period.

         Funds from operations for the six months ended June 30, 1995, were $43,026,000 or $.73 per share and $33,318,000 or $.69 per share for the 1994 period. The dividends declared which relate to the six months ended June 30, 1995 and 1994 were $ 40,246,000 or $.68 per share and $37,870,000 or $.66 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Assets of the Company increased to $1.04 billion at June 30, 1995, from $840,206,000 at December 31, 1994. This increase is the result of net new real estate investments of $228,445,000.

         At June 30, 1995, the Company had $27,497,000 of cash and cash equivalents, and the ability to borrow up to an additional $39,000,000 under its revolving credit facility. At June 30, 1995, the Company had outstanding commitments to provide financing of $53,067,000.

     On April 3, 1995, the Company purchased and leased 11 nursing properties and provided mortgage loans on three additional properties to an existing

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES - continued

tenant. The Company's aggregate investment in these properties is approximately $20,045,000 and was made on terms substantially similar to existing leases and mortgages. The initial minimum rent and interest from this transaction is approximately $2,351,000, per annum. The initial lease term and loans mature on 2007. The Company drew $18,000,000 on the revolving credit facility to fund this transaction.

         The Company's primary focus is investments in healthcare related real estate. At June 30, 1995, approximately 83% of the Company's investments in real estate are health care related and approximately 17% are hotel related.

         On May 16, 1995, the Company announced the proposed Initial Public offering (IPO) of 7,500,000 shares of stock of the Company's wholly owned subsidiary, Hospitality Properties Trust (HPT). HPT currently owns 21 Courtyard by Marriott Hotels. Funding for this acquisition has been provided by the Company under a demand loan (HRP Loan). In addition, the Company purchased 40,000 shares of HPT for $1,000. Concurrently with the completion of the IPO, the Company will purchase for $25 per share an additional 3,960,000 shares of HPT by canceling $99,000,000 of the HRP Loan. The remaining amount of the HRP Loan will be repaid to the Company in cash following the consummation of the IPO. The proceeds from the HRP Loan will be used to repay amounts outstanding under the Company's revolving credit facility. As such proceed will not be immediately reinvested in real estate assets and the Company's interest in HPT's operating results will decline as a result of the IPO, the Company will experience a decline in rental income. Completion of the IPO is subject to satisfaction of various conditions and contigiences including the effectiveness of a registration statement with respect to HPT's shares. A registration statement has been filed by HPT with the Securities and Exchange Commission but has not yet become effective. No assurances can be given as to when and if the IPO will be completed.

         The Company is continuing to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. Approximately 77% of the Company portfolio is leased to or mortgage financed with eight publicly traded companies. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such borrowed funds. As of June 30, 1995, the Company's debt as a percentage of total capitalization was approximately 38%. Current expenses and dividends are provided for by funds from operations.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


Part II  Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company's Annual Shareholders  Meeting was held on May 16, 1995. Arthur
G. Koumantzelis was re-elected to serve as Trustees in Group III on Board of Trustees. There were 45,360,483 shares voted in favor of, 432,699 shares withheld from voting and 865 shares not voting, for the re-election of Arthur G. Koumantzelis. Trustees in Group I and II, John L. Harrington, Barry M. Portnoy, Rev. Justinian Manning, C.P. and Gerard M. Martin continued in office as Trustees, after the meeting.

Item 6.   Exhibits and Reports on Form 8-K


    (b)   Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated May 16, 1995 relating to the offering of shares by Hospitality Properties Trust and legal proceedings arising in the course of the Company's business.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             HEALTH AND RETIREMENT
                                PROPERTIES TRUST
                                  (Registrant)



DATE       August 14, 1995          BY  /s/ David J. Hegarty
    --------------------------       --------------------------
                                     David J. Hegarty, President


DATE       August 14, 1995          BY  /s/ John G. Murray
    --------------------------       ---------------------------
                                     John G. Murray, Executive
                                     Vice President and Chief
                                     Financial Officer