Form 10-K/A
period 1994-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1995-09-26
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

Exhibits:

3.1               -        July 1994 Amended and Restated Declaration of
                           Trust*
3.2               -        Amended and Restated By-Laws*
4.1               -        Form of Series A Note*
4.2               -        Form of Series B Note*
4.3               -        Shawmut Bank, N.A. Indenture dated as of June 1,
                           1994*
4.4               -        Supplemental Shawmut Bank, N.A., Indenture dated
                           as of June 29, 1994*
4.5               -        Rights Agreement *
9.1               -        AMS Voting Trust Agreement*
9.2               -        Amended and Restated AMS Voting Trust Agreement*
10.1              -        Advisory Agreement, as amended *(+)
10.2              -        Second Amendment to Advisory Agreement *(+)
10.3              -        Incentive Share Award Plan*(+)
10.4              -        Master Lease Document*
10.5              -        HRPT Shares Pledge Agreement*
10.6              -        AMS Properties Security Agreement*
10.7              -        AMS Subordination Agreement*
10.8              -        AMS Guaranty*
10.9              -        AMS Pledge Agreement (pledging shares of AMSP)*

10.10             -        AMS Holding Co. Pledge Agreement (pledging shares
                           of AMS)*
10.11             -        Amended and Restated Renovation Funding Agreement*
10.12             -        Amendment to AMS Transaction Documents*
10.13             -        GCI Master Lease Document*
10.14             -        Amended and Restated HRP Shares Pledge Agreement*
10.15             -        Guaranty, Cross-Default and Cross-
                           Collateralization Agreement*
10.16             -        CSC $8,000,000 Working Capital Promissory Note*
10.17             -        Marriott Senior Living Services Purchase and Sale
                           Agreement*
10.18             -        Connecticut Subacute Corporation II Lease Document
                           Waterbury*
10.19             -        Connecticut Subacute Corporation II Lease Document
                  -        Cheshire*
10.20             -        Connecticut Subacute Corporation II Lease Document
                  -        New Haven*
10.21             -        Vermont Subacute/New Hampshire Subacute
                           Corporation Master Lease Agreement (Chapple)*
10.22             -        Amended and Restated Agreement and Plan of
                           Reorganization (Chapple)*
10.23             -        March 1995 Second Amended and Restated Revolving
                           Loan Agreement*
10.24             -        Purchase Option Agreement*
12.1              -        Earnings to Fixed Charges*
21.1              -        Subsidiaries of the Registrant*
23.1              -        Consent of Ernst & Young*
23.2              -        Consent of Arthur Anderson (Horizon)*
23.3              -        Consent of Arthur Anderson (Marriott) (1)
25.1              -        Powers of Attorney*
27.1              -        Financial Data Schedule*

(*)        Previously Filed

(+)        Management contract or compensatory plan or arrangement

(1)        Filed herewith.

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


                     HEALTH AND RETIREMENT PROPERTIES TRUST
                                  (Registrant)



Date:  September 26, 1995                            By:  David J. Hegarty
                                                          ----------------
                                                          President