Form 10-Q
period 1995-09-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1995-11-14
CIK 803649

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                          Commission file number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

        Maryland                              04-6558834
(State of Incorporation)               (IRS Employer Identification No.)

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

                           YES    X          NO


     Number of Common Shares outstanding at the latest practicable date, November 5, 1995: 59,190,166 shares of beneficial interest, $.01 par value.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                                    FORM 10-Q

                               September 30, 1995

                                      INDEX


PART I    Financial Information                                           Page

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets - December 31, 1994 and
                    September 30, 1995                                     3

                  Statements of Income - Quarters and Nine Months
                    Ended September 30, 1994 and 1995                      4

                  Statements of Cash Flows - Nine Months
                    Ended September 30, 1994 and 1995                      5

                  Notes to Financial Statements                            6


Item 2.           Management's Discussion and Analysis of Financial        9
                    Condition and Results of Operations


PART II   Other Information

Item 5.           Other Information                                        12


Signatures

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                                 BALANCE SHEETS
                 (dollars in thousands except per share amounts)
                                   (Unaudited)

                                              December 31,    September 30,
                                                  1994            1995
                                              ------------    -------------
ASSETS

Real estate properties, at cost:
Land                                         $    63,186    $    70,508
Buildings and improvements                       609,897        691,394
                                             -----------    -----------
                                                 673,083        761,902
Less accumulated depreciation                     39,570         49,809
                                             -----------    -----------
                                                 633,513        712,093

Real estate mortgages and notes, net             133,477        149,910
Investment in Hospitality Properties Trust          --           99,938
Cash and cash equivalents                         59,766         20,908
Interest and rent receivable                       4,712          6,625
Due from affiliate                                  --            1,944
Deferred interest and finance costs,
  net and other assets                             8,738          8,815
                                             -----------    -----------
                                             $   840,206    $ 1,000,233
                                             ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Bank notes payable                           $      --      $   148,000
Notes and bonds payable, net                     216,513        216,697
Security deposits                                  3,800          7,386
Due to affiliate                                   1,508            387
Accounts payable and accrued expenses             16,346         10,615

Shareholders' equity:
   Preferred shares of beneficial
     interest, $.01 par value,
     50,000,000 shares authorized,
     none issued                                    --             --
   Common shares of beneficial interest,
     $.01 par value, 100,000,000 shares
     authorized, 57,385,000 shares and
     59,190,166 shares issued and
     outstanding, respectively                       574            592
   Additional paid-in capital                    652,989        677,809
   Cumulative net income                         168,808        218,836
   Dividends                                    (220,332)      (280,089)
                                             -----------    -----------

Total shareholders' equity                       602,039        617,148
                                             -----------    -----------
                                             $   840,206    $ 1,000,233
                                             ===========    ===========

                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                              STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                       Quarter Ended       Nine Months Ended
                                        September 30,        September 30,
                                      ---------------      -----------------
                                      1994       1995       1994        1995
                                      ----       ----       ----        ----
Revenues:
  Rental income                     $ 17,864   $ 22,993   $ 43,865    $ 67,789
  Interest income                      5,952      5,980     17,414      17,674
                                    --------   --------   --------    --------
          Total revenues              23,816     28,973     61,279      85,463
                                    --------   --------   --------    --------
Expenses:
  Interest                             2,887      6,675      5,215      17,819
  Depreciation and amortization        3,971      5,538      9,926      16,314
  General, administrative and
   advisory                            1,370      1,606      3,566       4,676
                                    --------   --------   --------    --------
          Total expenses               8,228     13,819     18,707      38,809
                                    --------   --------   --------    --------

Income before equity in income of
  Hospitality Properties Trust,
  gain on sale of properties
  and extraordinary item              15,588     15,154     42,572      46,654

Equity in income of
  Hospitality Properties Trust          --          898       --           898
                                    --------   --------   --------    --------

Income before gain on sale of
  properties and extraordinary
  item                                15,588     16,052     42,572      47,552

Gain on sale of properties              --         --        3,994       2,476

Extraordinary item - early
  extinguishment of debt and
  termination costs of interest
  rate hedging arrangements             --         --       (1,953)       --
                                    --------   --------   --------    --------

Net income                          $ 15,588   $ 16,052   $ 44,613    $ 50,028
                                    ========   ========   ========    ========

Weighted average shares
  outstanding                         57,384     59,189     51,172      58,977
                                    ========   ========   ========    ========
Per share amounts:
Income before equity income,
  gain on sale of properties
  and extraordinary item            $    .27   $    .26  $    .83     $    .79
                                    ========   ========   ========    ========

Income before gain on sale of
  properties and extraordinary
  item                              $    .27   $    .27   $    .83    $    .81
                                    ========   ========   ========    ========

Net income                          $    .27   $    .27   $    .87    $    .85
                                    ========   ========   ========    ========


                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           -----------------
                                                                           1994        1995
                                                                           ----        ----

 Cash flows from operating activities:
   Net income                                                          $  44,613    $  50,028
   Adjustments to reconcile net income to
    cash provided by operating activities:
      Equity in income of Hospitality Properties Trust                      --           (898)
      Gain on sale of properties                                          (3,994)      (2,476)
      Loss on early extinguishment of debt                                 1,953         --
      Depreciation and amortization                                        9,926       16,314
      Amortization of interest costs and bond discount                       537        1,100
     (Decrease) increase in security deposits                             (4,500)       3,586
      Deferred finance costs                                              (6,532)      (1,665)
      Changes in assets and liabilities:
        Increase in interest and rent receivable and other assets         (1,380)      (1,440)
        Increase (decrease) in accounts payable and
          accrued expenses                                                 6,639       (5,492)
        Decrease in due to affiliate                                        (347)      (1,120)
                                                                       ---------    ---------
             Cash provided by operating activities                        46,915       57,937
                                                                       ---------    ---------
 Cash flows from investing activities:
    Investment in mortgage loans and loans receivable                    (13,631)     (22,827)
    Repayment of mortgage loans                                           45,688       26,959
    Real estate acquisitions                                            (335,781)     (88,752)
    Sale of real estate                                                   28,400        5,000
    Loan and advances to Hospitality Properties Trust                       --       (165,241)
    Repayment of loan and advances to Hospitalities Properties Trust        --         60,888
    Loans to affiliates                                                     --         (1,065)
                                                                       ---------    ---------
            Cash used in investing activities                           (275,324)    (185,038)
                                                                       ---------    ---------
 Cash flows from financing activities:
    Proceeds from issuance of shares, net                                182,366         --
    Proceeds from borrowings                                             351,390      213,000
    Payments on borrowings                                              (208,000)     (65,000)
    Dividends paid                                                       (52,628)     (59,757)
                                                                       ---------    ---------
            Cash provided by financing activities                        273,128       88,243
                                                                       ---------    ---------
 Increase (decrease) in cash and cash equivalents                         44,719      (38,858)
 Cash and cash equivalents at beginning of period                         13,887       59,766
                                                                       ---------    ---------
 Cash and cash equivalents at end of period                            $  58,606    $  20,908
                                                                       =========    =========
 Supplemental cash flow information:
     Interest paid                                                     $   2,381    $  16,599
                                                                       =========    =========
 Non-cash activities:
     Purchase of real estate                                           $    --      ($ 24,444)
     Sale of real estate                                                    --         19,500
     Issuance of shares                                                     --         24,838
     Investment in mortgage loan                                            --        (19,500)
     Investment in Hospitality Properties Trust                             --       (100,000)
     Cancellation of advances and loan to
       Hospitality Properties Trust                                         --        100,000

                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1994 and 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)

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

2.   Dividends

     On October 5, 1995, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended September 30, 1995, of $.35 per share, which will be paid on or about November 28, 1995, to shareholders of record at the close of business on October 20, 1995.

3.   Real estate properties

     During the nine months ending September 30, 1995, the Company acquired 20 nursing properties and 2 medical office buildings for approximately $113,196. In addition, the Company sold one nursing property for $24,500 and realized a gain of approximately $2,476. Nine nursing properties have been leased to an affiliate. These acquisitions were funded with cash on hand, $73,000 of drawings on the Company's revolving credit facility and the issuance of 1,777,766 common shares of beneficial interest. The leases on 12 of the nursing properties are secured by a $3,586 security deposit.

     During the nine months ending September 30, 1995, the Company provided improvement financing at existing properties of approximately $4,296. As of September 30, 1995, the Company has a commitment to purchase a medical office building for approximately $15,000.

4.   Investment in Hospitality Properties Trust (HPT)

     On March 24, 1995 the Company's then wholly owned subsidiary, HPT, acquired 21 Courtyard by Marriott(R) hotels for approximately $179,400. HPT's acquisition of these properties was funded by the Company under a demand loan (HRP Loan) of approximately $163,300. The Company funded this transaction by drawing $140,000 on its revolving credit facility and with cash on hand. In August, 1995, HPT completed its Initial Public Offering (IPO) of 8,350,000 shares. Prior to the IPO, the Company acquired 40,000 shares of HPT for $1,000. Concurrent with the completion of the IPO, the Company purchased for $25 per share an additional 3,960,000 shares of HPT by canceling $99,000 of the HRP Loan. The remaining amount of the HRP Loan was repaid to the Company. At September 30, 1995 the Company owned 4,000,000 shares of HPT, representing an equity interest in HPT of approximately 32%. Approximately $1,944 is due to the Company from HPT representing expenses advanced by the Company to HPT and dividends related to the Company's ownership in HPT prior to the IPO.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1994 and 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)


5.   Real estate mortgages and notes, net

     In connection with the sale of the nursing property described in Note 3, the Company provided a $19,500 mortgage due December 31, 2000, bearing interest at 11% per annum. In addition, during the nine months ended September 30, 1995, the Company provided debt financing totaling $18,895 secured by mortgages on four assisted living and four nursing properties. These mortgage notes bear interest between 10% and 11.35% and mature between 2007 and 2012.

     During the nine months ended September 30, 1995, loans secured by nursing properties with outstanding principal balances totaling $26,726 were repaid.


6.   Indebtedness

     The Company has increased the maximum amount available under its existing revolving credit facility to $250,000. The credit facility will mature in 1998 and bears interest at a spread over LIBOR or Prime. At September 30, 1995, $148,000 was outstanding under the credit facility.



7.   Common Shares of Beneficial Interest

     On July 7, 1995, the Board of Trustees granted a total of 10,000 shares under the 1992 Share Award Plan. These share awards will vest over a three year period, with one-third of the shares vesting on the date of grant. At September 30, 1995, 945,100 shares remain reserved for issuance under the 1992 Share Award Plan.

8.   Concentration of Credit Risk

     At September 30, 1995, 36% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc., (Marriott). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended September 8, 1995.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1994 and 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)

9.  Pro forma information

     The following summarized Pro Forma Statements of Income assume all of the Company's real estate financing transactions during 1994 and 1995, and related financings had occurred as of the beginning of the presented periods and give effect to the Company's borrowing rates throughout the periods indicated.

     The summarized Pro Forma Balance Sheet is intended to present the financial position of the Company as if the transactions referred to in the paragraph above and related financing had occurred on September 30, 1995.

     These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.

Pro Forma Statements of Income
(unaudited)
                                    Year Ended      Nine Months Ended
                                    December 31,      September 30,
                                        1994         1994       1995
                                    ------------   --------   ------
Total revenues                      $102,561       $72,936    $80,191
Total expenses                        41,954        29,378     37,530
                                    --------       -------    -------
Income before equity income in HPT    60,606        43,558     42,661
Equity income in HPT                   8,352         6,271      6,434
                                    --------       -------    -------
Net income                          $ 68,959       $49,829    $49,095
                                    ========       =======    =======
Weighted average shares
  outstanding                         59,190        59,190     59,190
                                    ========       =======    =======
Net income per share                $   1.17       $   .84    $   .83
                                    ========       =======    =======

Pro Forma Balance Sheet at September 30, 1995
(Unaudited)

Real estate properties, net            $  712,093
Real estate mortgages and notes, net      140,322
Equity investment in HPT                   99,938
Other assets                               47,880
                                       ----------
    Total Assets                       $1,000,233

Indebtedness                           $  364,697
Other liabilities                          18,388
Shareholders' equity
    Total Liabilities and                 617,148
                                       ----------
    Shareholders' Equity               $1,000,233
                                       ==========

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 Versus 1994

     Total operating revenues for the quarter ended September 30, 1995 increased to $28,973,000 from $23,816,000 for the quarter ended September 30, 1994. Rental income increased to $22,993,000 from $17,864,000 and interest income increased to $5,980,000 from $5,952,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to September 30, 1994. The change in interest income is primarily the net result of pre-payment penalties earned by the Company for the early repayment of loans secured by real estate and lower interest income associated with such repayments.

     Total expenses for the quarter ended September 30, 1995 increased to $13,819,000 from $8,228,000 for the quarter ended September 30, 1994. The increase is primarily the result of increases in interest and depreciation expense of $3,788,000 and $1,567,000, respectively. Depreciation and interest increased as a result of new investments since September 30, 1994 and as a result of increased borrowings used to fund such investments, respectively.

     Net income increased to $16,052,000 or $.27 per share for the 1995 quarter from $15,588,000 or $.27 per share for the 1994 quarter. The increase is primarily a result of the new investments since September 30, 1994. On a per share basis, net income remains unchanged because of additional common shares issued since September 30, 1994.

     The Company bases its dividend primarily on funds from operations. Funds from operations is net income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization. Cash available for distribution may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation. Funds from operations for the 1995 quarter were $22,396,000 or $.38 per share and $19,818,000 or $.35 per share for the 1994 quarter. The dividends declared which relate to these quarters were $20,717,000 or $.35 per share in 1995 and $18,937,000 or $.33 per share in 1994.

Nine months ended September 30, 1995 versus 1994

     Total revenues for the nine months ended September 30, 1995 increased to $85,463,000 from $61,279,000 for the nine months ended September 30, 1994. Rental income increased to $67,789,000 from $43,865,000 and interest income increased to $17,674,000 from $17,414,000 during the comparable period. Rental income increased primarily as a result of new investments in real estate subsequent to September 30, 1994. Interest income increased

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Nine months ended September 30, 1995 versus 1994 - continued

primarily as a result of an increase in interest income earned on higher cash balances during 1995 compared to 1994 net of lower mortgage interest income resulting from early repayment of real estate mortgage loans acquired by the Company at a discount and the decrease in the associated accretion of such discount.

     Total expenses for the nine months ended September 30, 1995 increased to $38,809,000 from $18,707,000 for the nine months ended September 30, 1994. The increase is primarily the result of increases in interest and depreciation expense of $12,604,000 and $6,388,000, respectively. Depreciation and interest increased as a result of new investments since September 30, 1994, and as a result of increased borrowings used to fund such investments, respectively.

     Income before gain on sale of properties and extraordinary item increased to $47,552,000 or $.81 per share for the 1995 period from $42,572,000 or $.83 per share for the 1994 period. Net income was $50,028,000 ($.85 per share) for the 1995 period versus $44,613,000 ($.87 per share) for the 1994 period. The increase is primarily a result of new investments since September 30, 1994. On a per share basis, net income decreased because of additional common shares issued since September 30, 1994.

     Funds from operations for the nine months ended September 30, 1995, were $65,422,000 or $1.11 per share and $53,136,000 or $1.04 per share for the 1994 period. The dividends declared which relate to the nine months ended September 30, 1995 and 1994 were $60,963,000 or $1.03 per share and $52,628,000 or $.99 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Assets of the Company increased by $160,027,000 to over $1 billion at September 30, 1995, from $840,206,000 at December 31, 1994. This increase is principally the result of new real estate investments and a 32% equity ownership investment in Hospitality Properties Trust (HPT).

     At September 30, 1995, the Company had $20,908,000 of cash and cash equivalents, and the ability to borrow up to an additional $102,000,000 under its revolving credit facility. At September 30, 1995, the Company had outstanding commitments to provide financings of approximately $19,296,000.

     During the nine months ending September 30, 1995, the Company acquired 20 nursing properties and 2 medical office buildings for approximately $113,196,000. The Company also sold one nursing property for $24,500,000 and realized a gain of approximately $2,476,000. In addition, the Company provided debt financing totaling $18,895,000 secured by mortgages on four assisted living and four nursing properties. These mortgage notes bear interest between 10% and 11.35% and mature between 2007 and 2012. Loans secured by nursing properties with outstanding principal balances totaling $26,726,000 were repaid. These acquisitions were funded with cash on hand,

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - continued

$63,000,000 of drawings on the Company's revolving credit facility and the issuance of 1,777,766 common shares of beneficial interest.

     On March 24, 1995 the Company's then wholly owned subsidiary, HPT, acquired 21 Courtyard by Marriott(R) hotels for approximately $179,400,000. HPT's acquisition of these properties was funded by the Company under a demand loan (HRP Loan) of approximately $163,300,000. During August, 1995, HPT completed an Initial Public Offering (IPO) of 8,350,000 shares. Prior to the IPO, the Company purchased 40,000 shares of HPT for $1,000,000. Concurrent with the completion of the IPO, the Company purchased for $25 per share an additional 3,960,000 shares of HPT by canceling $99,000,000 of the HRP Loan. The remaining amount of the HRP Loan was repaid to the Company. At September 30, 1995 the Company owns 4,000,000 shares of HPT, representing an equity interest of approximately 32%. Approximately $1,944,000 is due to the Company from HPT representing expenses advanced by the Company to HPT and dividends related to the Company's ownership in HPT prior to the IPO.

     The Company has recently increased the maximum amount available under its existing revolving credit facility to $250,000,000. The credit facility will mature in 1998 and bears interest at a spread over LIBOR or Prime. At September 30, 1995, $148,000,000 was outstanding under the credit facility.

     The Company is continuing to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. Approximately 72% of the Company portfolio is leased to or mortgage financed with seven publicly traded companies. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such borrowed funds. As of September 30, 1995, the Company's debt as a percentage of total capitalization was approximately 38%. Current expenses and dividends are provided for by funds from operations.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


Part II

Item 5
Other Information


     John L. Harrington and Arthur G. Koumantzelis resigned as trustees of the Company to join the Board of Trustees of Hospitality Properties Trust (HPT) following the completion of HPT's initial public offering. The vacancies created by their resignation have been filled by Ralph J. Watts and Bruce M. Gans, MD.

     Ralph J. Watts (age 48) is President and Chief Executive Officer of Cardiovascular Ventures, Inc., a privately held, venture capital backed company which develops, owns and operates outpatient cardiac catheterization laboratories and which is engaged in physician practice management and ownership. Mr. Watts has had this position since 1992. From 1988 to 1992 Mr. Watts was President and CEO of Ramsay Health Care, Inc., a publicly owned company which owned and operated 18 hospitals in 13 states and had approximately 2000 employees.

     Bruce M. Gans, MD (age 48) is President of the Rehabilitation Institute of Michigan, a specialty hospital affiliated with Wayne State University School of Medicine. Dr. Gans is also Professor and Chairman of the Department of Physical Medicine and Rehabilitation at Wayne State University School of Medicine. Prior to his current position, Dr. Gans was Chairman of the Department of Rehabilitation Medicine at New England Medical Center and Professor and Chairman of Rehabilitation Medicine at the Tufts University School of Medicine in Boston, MA. Dr. Gans is a graduate of the University of Pennsylvania School of Medicine and he is a leader in a number of medical professional organizations including serving as the current Chairman of the Injury Prevention Grant Review Committee for the Centers for Disease Control and Prevention in Atlanta, GA.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              HEALTH AND RETIREMENT

                                PROPERTIES TRUST
                                  (Registrant)



DATE       November 14, 1995       BY  /s/ David J. Hegarty
                                      David J. Hegarty, President


DATE       November 14, 1995       BY  /s/ Ajay Saini
                                      Ajay Saini, Treasurer