Form 10-K
period 1995-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1996-03-29
CIK 803649

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
                             1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


                Maryland                              04-6558834
-------------------------------------        --------------------------------
   (State or other jurisdiction             (IRS Employer  Identification No.)
       of incorporation)


                 400 Centre Street, Newton, Massachusetts 02158
              --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-332-3990
                              --------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
              Title of each class                         which registered
----------------------------------------------         ------------------------
Common Shares of Beneficial Interest                    New York Stock Exchange
Floating Rate Senior Notes, Series A, Due 1999          New York Stock Exchange
Floating Rate Senior Notes, Series B, Due 1999          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:           None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,067,850,542 based on the $17.125 closing price per share for such stock on the New York Stock Exchange on March 22, 1996. For purposes of this calculation, 3,791,416 shares held by HRPT Advisors, Inc. (the "Advisor"), including a total of 2,777,766 shares held by the Advisor solely in its capacity as voting Trustee under certain voting Trust agreements, and an aggregate of 17,514 shares held by the trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 22, 1996: 66,165,166.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 14, 1996. The financial statements and financial statement schedules for Marriott International, Inc. ("Marriott") are incorporated herein by reference to Marriott's Annual Report on Form 10-K for the year ended December 29, 1995, Commission File No. 1-12188.

CERTAIN IMPORTANT FACTORS

         The Company's Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to expansion of the Company's portfolio, its ability to pay dividends, its tax status as a real estate investment trust and the Company's access to debt or equity capital markets or to other sources of funds and statements of assumptions underlying such statements as to intent, belief or expectations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include the status of the economy, compliance with and changes to regulations and payment and reimbursement policies within the health care industry, competition within the health care industry, and changes to federal, state and local legislation. The accompanying information contained in this Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.


THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HEALTH AND RETIREMENT PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE COMPANY SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE COMPANY. ALL PERSONS DEALING WITH THE COMPANY, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE COMPANY FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          1995 FORM 10-K ANNUAL REPORT


                                Table of Contents

                                     Part I

                                                                        Page
Item 1.   Business...................................................      1
Item 2.   Properties.................................................     16
Item 3.   Legal Proceedings..........................................     18
Item 4.   Submission of Matters to a Vote of Security Holders........     19

                                     Part II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholders Matters ...........................      20
Item 6.   Selected Financial Data...................................      21
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................      22
Item 8.   Financial Statements and Supplementary Data...............      25
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.....................      25

                                    Part III

          To be incorporated by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 14 , 1996, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and
            Report on Form 8-K.....................................      26

PART I

Item 1.  Business.

     The Company. Health and Retirement Properties Trust (the "Company") was organized on October 9, 1986, as a Maryland real estate investment trust. The Company primarily invests in retirement communities, assisted living centers, long-term care facilities and other income producing healthcare related properties. The facilities in which the Company has made investments by mortgage, purchase lease or merger transactions are hereinafter referred to individually as a "Property" and collectively as "Properties".

     As of December 31, 1995, the Company owned 102 Properties acquired for an aggregate of $778.2 million and had mortgage investments in 57 Properties aggregating $141.3 million. The Company also has a 32% equity investment in Hospitality Properties Trust ("HPT") of approximately $100 million, for total real estate investments of approximately $1 billion. The Properties are described in "Business Developments Since January 1, 1995" and "Properties".


                                            Number of        Total Investment
State                                       Properties     at December 31, 1995
-----                                       ----------     --------------------
                                                              (in thousands)

Arizona ............................            5              $  28,062
California .........................           15                 77,262
Colorado ...........................           11                 36,419
Connecticut ........................            9                 86,929
Florida ............................            6                132,939
Georgia ............................            1                  1,830
Illinois ...........................            2                 39,453
Iowa ...............................           13                 20,428
Kansas .............................            9                 13,133
Kentucky ...........................            1                  1,344
Louisiana ..........................            1                 19,500
Maryland ...........................            1                 33,080
Massachusetts ......................            8                145,531
Michigan ...........................            2                  9,400
Missouri ...........................            3                  5,269
Nebraska ...........................           16                 15,263
New Hampshire ......................            1                  3,689
New Jersey .........................            1                 13,001
North Carolina .....................           11                 24,187
Ohio ...............................            7                 25,087
Pennsylvania .......................            2                 18,394
South Dakota .......................            3                  7,589
Texas ..............................            6                 16,864
Vermont ............................            8                 29,763
Virginia ...........................            3                 57,662
Washington .........................            1                  5,193
Wisconsin ..........................            9                 43,901
Wyoming ............................            4                  8,346
                                       ----------             ----------
Total Health Care Related Properties          159             $  919,518
Investment in HPT ..................           37                 99,959
                                       ----------             ----------
Total All Properties ...............          196             $1,019,477
                                       ==========             ==========

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

     The Company's day-to-day operations are conducted by HRPT Advisors, Inc. (the "Advisor"), the Company's investment advisor. The Advisor originates and presents investment opportunities to the Company's Board of Trustees (the "Trustees"). In evaluating potential investments, the Company considers such factors as: the adequacy of current and anticipated cash flow from the property to meet operational needs and financing obligations and to provide a competitive market return on investment to the Company; the growth, tax and regulatory environments of the community in which the property is located; the quality, experience, and credit worthiness of the property's operator; an appraisal of the property, if available; occupancy and demand for similar health care facilities in the same or nearby communities; the mix of private and government sponsored patients; the mix of cost-based and charge-based revenues; the construction quality, condition and design of the property; and the geographic area and type of property.

     The Trustees have established a policy that the Company will not purchase or mortgage finance properties for an amount which exceeds the appraised value of such properties. Prior to investing in properties, the Company obtains title commitments or policies of title insurance insuring that the Company holds title to or has mortgage interests in such properties, free of material liens and encumbrances. From time to time, the Trustees have made exception to, and may in the future modify or rescind, this policy when they have determined it to be in the best interests of the Company and its shareholders.

     The Company's investments may be structured using leases with minimum and additional rent and escalation provisions, loans with fixed or floating rates, joint ventures and partnerships with affiliated or unaffiliated parties, commitments or options to purchase interests in real estate, mergers or any combination of the foregoing that will best suit the particular investment.

     In connection with its revolving credit facility, the Company has agreed to obtain bank approval before exceeding certain investment concentrations. Among these are that no more than 40% of its properties be operated by any single tenant or mortgagor, that investment in rehabilitation treatment, acute care, medical office buildings, medical clinics and properties in the United Kingdom not exceed 40%, 15%, 15%, 25% and 10%, respectively, of total investments and that no new psychiatric care or hotel investments be made. In addition to these restrictions, the Trustees may establish limitations as they deem appropriate from time to time. No limits have been set on the number of properties in which the Company will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, the Trustees consider concentration of investments in determining whether to make new or increase existing investments. The Company's Declaration of Trust (the "Declaration") and operating policies provide that any investment in facilities owned or operated by the Advisor, persons expressly permitted under the Declaration to own more than 8.5% of the Company's shares, or any company affiliated with any of the foregoing must be approved by a majority of the Trustees not affiliated with any of the foregoing (the "Independent Trustees").

     The Company has in the past and may in the future consider, from time to time, the acquisition of or merger with other companies engaged in the same business as the Company; however, the Company has no present agreements or understandings concerning any such acquisition or merger. The Company has no intention of investing in the securities of others for the purpose of exercising control.

     Borrowing Policy. In addition to the use of equity, the Company utilizes short-term and long-term borrowings to finance investments. During 1994 the Company issued $200 million of floating rate notes. The notes were issued in two Series. The Series A notes may be called, at the Company's option, beginning in April 1995. The Series B notes, which were issued at a discount, may be called, at the Company's option, beginning in July 1996. The notes bear interest at a spread over LIBOR and mature in July 1999. At December 31, 1995, the Company had a revolving credit facility available to it totaling $250 million. As of March

25, 1996, $70 million of this amount was outstanding, and $180 million was available to be drawn. All but $17.6 million of outstanding indebtedness is at variable interest rates based upon the London Interbank Offered Rate (LIBOR) plus a premium, prime or some other generally recognized interest rate standard. Fluctuations in interest rates on all of the outstanding term indebtedness have been limited by hedging arrangements so that the maximum average rates payable on $200 million of indebtedness is 6.24% per annum. The current hedge agreements mature in 1997.

     The Company's borrowing guidelines established by its Trustees and covenants in various debt agreements prohibit the Company from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 1995, the Company's debt to equity ratio was .39 to 1. The Declaration prohibits the Company from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of the net assets of the Company, unless approved by a majority of the Independent Trustees. There can be no assurance that debt capital will in the future be available at reasonable rates to fund the Company's operations or growth.

Developments Since January 1, 1995

     In January 1995, the Company purchased nine nursing homes located in Vermont and New Hampshire. The purchase price was approximately $31.9 million; of this amount approximately $24.4 million was paid with 1,777,766 Shares of the Company's stock. These nursing facility Properties were leased to an affiliate of the Company on terms generally similar to the Company's other existing leases.

     In January 1995, the Company provided $11.5 million of first mortgage financing due in 2007 , secured by four assisted living facilities located in North Carolina.

     In March 1995, the Company's then wholly owned subsidiary, HPT, acquired 21 Courtyard by Marriott(R) hotels for approximately $179.4 million. HPT's acquisition of these properties was funded by the Company under a demand loan (the "HRP Loan") of approximately $163.3 million. The Company funded this transaction with cash and by drawing $140 million on its revolving credit facility. In August, 1995, HPT completed its initial public offering (the "HPT IPO") of 8,350,000 shares at an offering price to the public of $25.00 per share. HPT used proceeds from the HPT IPO, in part, to repay amounts outstanding on the HRP Loan. Prior to the HPT IPO, the Company's investment in HPT was $1 million, representing 40,000 shares. Concurrent with the completion of the HPT IPO, the Company acquired an additional 3,960,000 shares of HPT at a per share price of $25.00 by canceling $99 million of the HRP Loan. The remaining balance of the HRP Loan was repaid to the Company during the fourth quarter of 1995. At December 31, 1995, the Company owned an aggregate of 4,000,000 shares of HPT, representing an equity interest in HPT of approximately 32%.

     In April 1995, the Company purchased or debt financed 14 nursing facility Properties located in Nebraska, Iowa, Kansas and Missouri for approximately $20 million. These Properties are leased to or mortgaged with Community Care of America, Inc., an existing tenant of the Company.

     In September 1995, the Company purchased two health care related office buildings for $48.3 million. The buildings are managed by M&P Partners Limited Partnership ("M&P"), an affiliate of the Company.

     In September 1995, the Company purchased a nursing facility Property located in New Jersey for $13 million. This Property is leased for 15 years to a New York Stock Exchange listed health care operator.

     In November 1995, the Company sold its only two psychiatric properties for approximately $12 million in cash. At December 31, 1994, the Company reserved $10 million for the loss on the sale of the properties. The realized loss on the disposition was $8.5 million.

     In December 1995, the Company acquired for $15 million a medical clinic, which is leased to the U.S. Department of Veterans' Affairs. This building is managed by M&P.

     In December 1995, the Company sold 6,500,000 Shares in a public offering and received net proceeds of approximately $97.9 million. The proceeds were used, in part, to prepay $96 million in outstanding indebtedness under the revolving credit facility. In January, 1996, the Company received additional net proceeds of approximately $7.2 million resulting from the underwriters' exercise of their overallotment option as to 475,000 Shares.

     In February 1996, the Company purchased a medical building located in New York which is leased to Health Insurance Plan of New York for 20 years.

     In the ordinary course of its business the Company occasionally provides financing to tenants or mortgagors for improvements to properties owned or mortgaged by the Company. From January 1, 1995 through December 31, 1995, such financings aggregated approximately $7.6 million. When such financing is provided, the rent or interest payable to the Company is correspondingly increased.

     The Company receives regularly scheduled principal payments and occasional prepayments of its mortgage receivables. For the year ended December 31, 1995, these principal repayments and prepayments totaled $24.4 million.

     In January 1995, Horizon/CMS Healthcare Corporation ("Horizon/CMS"), one of the Company's tenants, exercised its purchase option affecting one of the healthcare facilities which it leased from the Company. The sale price was $24.5 million with $5 million paid in cash and the balance in a purchase money note secured by a first mortgage on this facility due in 2000; the Company recognized a gain of $2.5 million on this sale.

     During 1995, the Company increased its revolving bank credit facility to $250 million. The current facility matures in 1998, and funds may be drawn and repaid periodically during the term. The funding is provided by a bank syndicate, and borrowings under this credit facility are unsecured and bear interest, at the Company's option, at prime or a spread over LIBOR.

     The Company has plans to restructure its current revolving credit facility. In connection with the restructuring, the Company expects to recognize a loss on the early extinguishment of debt of approximately $3.0 million.

     In the ordinary course of its business, the Company regularly evaluates investment opportunities and enters into contracts to purchase and lease or mortgage finance health care related real estate. Several such possible investments are currently under consideration and at various stages of the contractual process. Similarly, the Company is regularly engaged in discussions with its existing tenants and mortgagors concerning lease and loan extensions and other modifications of the terms of existing leases and mortgages. The Company does not believe the consummation of any one or all of these various transactions is reasonably likely to have a material impact upon its financial condition or operations.

     During 1995, Mark J. Finkelstein resigned as President of the Company to form a company which leases certain nursing homes from the Company. David J. Hegarty, formerly Executive Vice President, was promoted to replace Mr. Finkelstein as President and Chief Operating Officer. Upon consummation of the initial public offering for HPT, John Murray resigned as the Company's Chief Financial Officer to assume a comparable position at HPT, and two Trustees of the Company, Arthur Koumantzelis and John Harrington, resigned to become Trustees of HPT. Mr. Murray was replaced as Chief Financial Officer of the Company by Ajay Saini, who had previously served as the Company's Chief Accounting Officer. Messrs. Koumantzelis and Harrington have been replaced on the Company's Board of Trustees by Bruce M. Gans, M.D. and Ralph J. Watts; Dr. Gans is President of the Detroit Rehabilitation Institute and Mr. Watts is President and Chief Executive Officer of Cardiovascular Ventures, Inc.

The Advisor.

     The Advisor is a Delaware  corporation owned by Barry M. Portnoy and Gerard
M. Martin. The Advisor's principal place of business is 400 Centre Street, Newton, Massachusetts and its telephone number is (617) 332-3990. The Advisor provides management services and investment advice to the Company. The Advisor also acts as the investment advisor to HRP and has other business interests. The Directors of the Advisor are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of the Advisor are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President and Chief Financial Officer, John A. Mannix, Vice President, Adam D. Portnoy, Vice President and Ajay Saini, Treasurer. Effective April 1, 1995, Mark J. Finkelstein resigned as President and Director to pursue his interests in operating nursing homes and became president of Subacute Management Corporation of America, Inc. Messrs. Hegarty and Saini are also officers of the Company.

Employees.

     As of March 29, 1996, the Company had no employees. The Advisor, which administers the day-to-day operations of the Company, has twenty five full-time employees and three active directors.

Regulation and Reimbursement.

     Compliance with federal, state and local statutes and regulations governing health care facilities is a prerequisite to continuation of the Company's business. The health care industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

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

     State licensure requirements, including regulations providing that commonly controlled facilities are subject to delicensure if one such facility is delicensed, also affect facilities in which the Company invests. The Company believes that each facility in which it has invested is appropriately licensed. Although each of the facilities may from time to time receive notices of non-compliance with certain standards, and certain facilities in Connecticut and Massachusetts are subject to provisional or probationary licenses, the Company believes that such actions have not, in fiscal year 1995 and through the date hereof, had any material adverse effect on the operations of the Company.
Horizon/CMS Healthcare Corp.'s ("Horizon/CMS) licenses to operate the Massachusetts facilities leased to it are probationary subject to certain conditions.

Federal Regulation. A number of legislative proposals that would effect major reforms of the health care system have been introduced in Congress. Such proposals include universal health coverage, employer mandated health insurance, and a single government health insurance plan. Following the failure of the Clinton administration's proposed Health Security Act or other major health care reform legislation to become law in 1994 or 1995, legislative proposals for more incremental reforms have also been introduced, such as group health insurance plans for small businesses, health insurance industry reforms, health care anti-fraud legislation, and Medicare and Medicaid reforms and cost containment measures, including proposals that Medicaid be administered through block grants to the states. The Company cannot predict whether any such legislative proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the business of the Company or its lessees or mortgagors. New regulations adopted by the Health Care Finance Administration governing Medicare and Medicaid nursing facility surveys, certification, and enforcement became effective on July 1, 1995. Under the regulations states have begun to implement a wide range of enforcement remedies, and penalties for noncompliance with Medicare/Medicaid standards may increase in the future. An adverse determination concerning any operator's licensure or eligibility for government reimbursement could materially adversely affect that operator, its affiliates and the Company. In addition, federal and state civil and criminal anti-fraud and anti-kickback laws and regulations govern financial activities of health care providers. Enforcement proceedings under such laws and regulations have increased. Horizon/CMS, one of the Company's tenants and manager of three facilities leased to an affiliate of the Advisor, has recently disclosed that it is being investigated for possible Medicare billing fraud by the U.S. Justice Department and the U.S. Department of Health and Human Services, in connection with Medicare related co-insurance billings submitted by Horizon/CMS retroactively for services provided by Greenery Rehabilitation Group, Inc. If any operator of the Company's Properties were found to have violated such laws or regulations, it, and therefore the Company, could be materially adversely affected unless and until any such Property or Properties were returned to compliance or the Company were able to re-lease or sell the affected Property or Properties on favorable terms.

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

     Medicaid programs provide significant current revenues of nursing facilities. Medicare is not presently a major source of revenue for the Company's lessees and mortgagors. The Medicaid program is subject to change and affected by state and federal budget shortfalls and funding restrictions which may materially decrease rates of payment or delay payment. There is no assurance that Medicaid or Medicare payments will remain constant or be sufficient to cover costs allocable to Medicare and Medicaid patients. The operators of the Properties appeal reimbursement rates from time to time. Such appeals, if decided adversely, could have a material effect upon the respective financial positions of the operators and the Company.

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

     Effective in October of 1992, DHHS issued final regulations which limit the amount of Medicare reimbursement available to a facility for rental or lease expenses paid after a sale-leaseback transaction to that amount which would have been reimbursed as capital costs had the provider retained legal title to the facility. Limitations on rental expenses contained in the regulations may adversely affect the financial feasibility of future purchase lease transactions by denying Medicare and Medicaid reimbursement for additional rental expenses.

     It is not possible to predict the content, scope or impact of future legislation, regulations or changes in reimbursement or insurance coverage policies which might affect the health care industry.

Competition.

     The Company is one of several REITs currently investing primarily in health care related real estate. The REITs compete with one another in that each is continually seeking attractive investment opportunities in health care facilities. The Company also competes with banks, non-bank finance companies, leasing companies and insurance companies to provide financing to facility operators and others in the health care industry.

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

Federal Income Tax Considerations.

     The Company believes that it is and it intends to be and remain qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") . These Code provisions are highly technical and complex. Each shareholder therefore is urged to consult his own tax advisor with respect to the federal income tax and other tax consequences of the purchase, holding and sale of shares of beneficial interest of the Company.

     The Company has obtained legal opinions that the Company has been organized in conformity with the requirements for qualification as a REIT, has qualified as a REIT for its taxable years 1987 through 1995 and that its current and anticipated investments and its plan of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. Actual qualification of the Company as a REIT, however, will depend upon the Company's continued ability to meet, and its meeting, through actual annual operating results, the various qualification tests imposed under the Code. No assurance can be given that the actual results of the Company's operation for any one taxable year will satisfy such requirements. See "-- Failure to Qualify".

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

     Section 856(a) of the Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more Trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable, but for Sections 856 through 859 of the Code, as a domestic corporation; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) which is not closely held as determined under the personal holding company stock ownership test (as applied with one modification) ; and (7) which meets certain other tests, described below. Section 856(b) of the Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. By reason of condition (6) above, the Company will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding Shares are owned directly or indirectly by five or fewer individuals. To help maintain conformity with condition (6), the Company's Declaration of Trust (the "Declaration") contains certain provisions restricting share transfers and giving the Trustees power to redeem shares involuntarily.

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

     Income Tests. There are three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property") or mortgages on real property. When the Company receives new capital in exchange for its shares (other than dividend reinvestment amounts) or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of such new capital in stock or a debt instrument, if received or accrued within one year of the Company's receipt of such new capital, is qualifying income under the 75% test. There can be no assurance that the Company will be able to find sufficient qualifying investments for all proceeds of such offerings. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements, and gain from the sale or disposition of stock, securities, or real property or from any combination of the foregoing. Third, short-term gain from the sale or other disposition of stock or securities, including, without limitation, stock in other REITs, dispositions of interest rate swap or cap agreements and gain from certain prohibited transactions or other dispositions of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income. (This rule does not apply for a year in which the REIT is completely liquidated, as to dispositions occurring after the adoption of a plan of complete liquidation.) For purposes of these rules, income derived from a "shared appreciation provision" is treated as gain recognized on the sale of the property to which it relates. Even though the Company's present mortgages do not contain shared appreciation provisions, the Company may make mortgage loans which include such provisions.

     The Company temporarily invests working capital in short-term investments, including shares in other REITs. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see discussion above of the new capital rule). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would be subject to the limitations imposed by the 30% gross income test.

     In order to qualify as "rents from real property," the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales. The Code also provides that rents will not qualify as "rents from real property" in satisfying the gross income tests, if the REIT owns 10% or more of the tenant, whether directly or under certain attribution rules. The Company intends not to lease property to any party if rents from such property would not so qualify. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company's shares and more than 10% of the stock of a lessee could result in lessee rents not qualifying as "rents from real property". The Declaration provides that transfers or purported acquisitions, directly or by attribution, of shares that could result in disqualification of the Company as a REIT are null and void and permits the Trustees to repurchase shares to the extent necessary to maintain the Company's status as a REIT. Nevertheless, there can be no assurance such provisions in the Declaration will be effective to prevent the Company's REIT status from being jeopardized under the 10% rule. Furthermore, there can be no assurance that the Company will be able to monitor and enforce such restrictions, nor will shareholders necessarily be aware of share holdings attributed to them under the attribution rules.

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

     Asset Tests. At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities (other than those includable in the 75% asset class). Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities. The Company's investment in HPT is subject to an exception from this provision of the Code.

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

     It is possible that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirements due to timing differences between the actual receipt of income and actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at "real estate investment trust taxable income" of the Company on the other hand. The problem of inadequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized. There can be no assurance that such borrowing or financing would be available on favorable terms.

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

     Depreciation of Properties. For tax purposes, the Company's real property is depreciated on a straight-line basis over periods ranging up to 40 years and personal property owned by the Company generally is depreciated over periods ranging up to 12 years.

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

     Dividends declared by the Company in October, November or December of a taxable year to shareholders of record on a date in such month, will be deemed to have been received by such shareholders on December 31, provided the Company actually pays such dividends during the following January. The Company has, however, generally declared dividends for the quarter ended December 31 in January of the following year and paid these dividends in the following February. As a result, for tax purposes, the dividend for any calendar year will generally include the dividends for the first three quarters of that year plus the dividend for the fourth quarter of the prior year. For tax purposes, dividends per share paid in 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994 and
1995 aggregated $1.085,  $.840,  $1.13,  $1.16,  $1.22,  $1.25, $1.29, $1.32 and
$1.37  respectively,  of which $.289,  $.065, $.332, $.267, $.104, $.218, $.335,
$.081 and $.161 respectively, represented a return of capital.

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

Special Tax Considerations for Foreign Shareholders.

     The rules governing United States income taxation of nonresident alien individuals, foreign corporations, foreign partnerships, and foreign trusts and estates (collectively, "Non-US Shareholders") are complex, and the following discussion is intended only as a summary of such rules. Prospective Non-US Shareholders should consult with their own tax advisors to determine the impact of Federal, state, and local income tax laws on an investment in the Company, including any reporting requirements.

     In general, a Non-US Shareholder will be subject to regular United States income tax with respect to its investment in the Company if such investment is "effectively connected" with the Non-US Shareholder's conduct of a trade or business in the United States, or if the Non-US Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year. A corporate Non-US Shareholder that receives income that is (or is treated as) effectively connected with a US trade or business may also be subject to the branch profits tax under Section 884 of the Code, which is payable in addition to regular United States corporate income tax. The following discussion will apply to Non-US Shareholders whose investment in the Company is not so effectively connected.

     A distribution by the Company that is not attributable to gain from the sale or exchange by the Company of a United States real property interest and that is not designated by the Company as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Generally, unless the dividend is effectively connected with the Non-US. Shareholder's conduct of a trade or business, such a dividend will be subject to a United States withholding tax equal to 30% of the gross amount of the dividend unless such withholding is reduced by an applicable tax treaty. A distribution of cash in excess of the Company's earnings and profits will be treated first as a nontaxable return of capital that will reduce a Non-US Shareholder's basis in its shares (but not below zero) and then as gain from the disposition of such shares, the tax treatment of which is described under the rules discussed below with respect to disposition of shares. A distribution in excess of the Company's earnings and profits may be subject to 30% dividend withholding if at the time of the distribution it cannot be determined whether the distribution will be in an amount in excess of the Company's current and accumulated earnings and profits. If its subsequently determined that such distribution is, in fact, in excess of current and accumulated earnings and profits, the Non-US Shareholder may seek a refund from the IRS. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-US Shareholder unless (i) a lower tax treaty applies and the required form evidencing eligibility for that reduced rate is filed with the Company or (ii) the Non-US Shareholder files IRS Form 4224 with the Company claiming that the distribution is "effectively connected" income.

     For any year in which the Company qualifies as a REIT, distributions by the Company that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to a Non-US Shareholder in accordance with the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, such distributions are taxed to a Non-US Shareholder as if such distributions were gains "effectively connected" with a United States trade or business. Accordingly, a Non-US Shareholder will be taxed at the normal capital gain rates applicable to a US Shareholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals). Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate shareholder that is not entitled to treaty exemption. The Company will be required to withhold from distributions to Non-US Shareholders, and remit to the IRS, 35% of the amount of any distribution that could be designated as capital gain dividends to the extent such dividends are attributable to the sale or exchange by the Company of United States real property interests.

     Tax treaties may reduce the Company's withholding obligations. If the amount of tax withheld by the Company with respect to a distribution to a Non-US Shareholder exceeds the shareholder's United States liability with respect to such distribution, the Non-US Shareholder may file for a refund of such excess from the IRS. It should be noted that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporations but is higher than the 28% maximum rate on capital gains of individuals.

     If the Shares fail to constitute a "United States real property interest" within the meaning of FIRPTA, a sale of the Shares by a Non-US Shareholder generally will not be subject to United States taxation unless (i) investment in the Shares is effectively connected with the Non-US Shareholder's United States trade or Business, in which case, as discussed above, the Non-US Shareholder would be subject to the same treatment as US Shareholders on such gain or (ii) the Non-US Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     The Shares will not constitute a United States real property interest if the Company is a "domestically controlled REIT". A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by Non-US Shareholders. It is currently anticipated that the Company will be a domestically controlled REIT, and therefore that the sale of Shares will not be subject to taxation under FIRPTA. However, because the Shares will be publicly traded, no assurance can be given that the Company will continue to be a domestically controlled REIT. If the Company did not constitute a domestically controlled REIT, whether a Non-US Shareholder's sale of Shares would be subject to tax under FIRPTA as a sale of a United States real property interest would depend on whether the Shares were "regularly traded" (as defined by applicable Treasury Regulations) on an established securities market (e.g., the New York Stock Exchange, on which the Shares are listed) and on the size of the selling shareholder's interest in the Company. If the gain on the sale of the Shares were subject to taxation under FIRPTA, the Non-US Shareholder would be subject to the same treatment as a US Shareholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In any event, a purchaser of Shares from a Non-US Shareholder will not be required under FIRPTA to withhold on the purchase price if the purchased Shares are "regularly traded" on an established securities market or if the Company is a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser of Shares may be required to withhold 10% of the purchase price and to remit such amount to the IRS.

Federal Estate Tax

     Shares owned or treated as owned by an individual who is not a citizen or resident (as defined for United States federal estate tax purposes) of the United States at the time of death will be included in the individual's gross estate for United States federal estate tax purposes unless an applicable estate tax treaty provides otherwise.

Backup Withholding and Information Reporting Requirements.

     The Company must report annually to the IRS and to each Non-US Shareholder the amount of dividends paid to and the tax withheld with respect to such holder. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these information returns may also be made available under the provisions of a specific treaty or agreement to the tax authorities in the country in which the Non-US Shareholder resides. United States backup withholding tax (which generally is a withholding tax imposed at the rate of 31% on certain payments to persons that fail to furnish the information required under the United States information reporting requirements) will generally not apply to dividends paid on Shares to a Non-US Shareholder at an address outside the United States.

     The payment of the proceeds from the disposition of Shares to or through the United States office of a broker will be subject to information reporting and backup withholding at a rate of 31% unless the owner, under penalties of perjury, certifies, among other things, its status as a Non-US Shareholder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of Shares to or through a non-US office of a broker generally will not be subject to backup withholding and information reporting. In the case of proceeds from a disposition of Shares paid to or through a non-US office of a US broker or paid to or through a non-US office of a non-US broker that is (i) a "controlled foreign corporation" for United States federal income tax purposes or (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-US Shareholder, and (b) information reporting will not apply if the broker has documentary evidence in its files that the owner is a Non-US Shareholder (unless the broker has actual knowledge to the contrary).

     Any amounts withheld under the backup withholding rules from a payment to a Non-US Shareholder will be refunded (or credited against the Non-US Shareholder's United States federal income tax liability, if any), provided that the required information is furnished to the IRS.

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

     Prohibited Transactions. Fiduciaries of ERISA Plans and persons making the investment decision for an IRA or other Non-ERISA Plan should also consider the application of the prohibited transaction provisions of ERISA and the Code in making their investment decision. Sales and certain other transactions between an ERISA Plan or an IRA or other Non-ERISA Plan and certain persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or an IRA or other Non-ERISA Plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA Plans, may also result in the imposition of an excise tax under the Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the ERISA or Non-ERISA Plan or IRA. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA is maintained (or his beneficiary), the IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to such individual in a taxable distribution (and no excise tax will be imposed) on account of the prohibited transaction. Fiduciary shareholders should consult their own legal advisers if they have any concern as to whether the investment is a prohibited transaction.

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

     The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect a finding that such securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include: any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification of the issuer for Federal or state tax purposes, or would otherwise violate any state or Federal law or court order; any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence; any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer. The Company believes that the restrictions imposed under the Declaration on the transfer of shares do not result in the failure of the shares to be "freely transferable." Furthermore, the Company believes that at present there exist no other facts or circumstances limiting the transferability of the shares which are not included among those enumerated as not affecting their free transferability under the regulation, and the Company does not expect or intend to impose in the future (or to permit any person to impose on its behalf) any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions. However, the final regulation only establishes a presumption in favor of a finding of free transferability, and no guarantee can be given that the DOL or the Treasury Department will not reach a contrary conclusion.

     Assuming that the shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of the shares, the Company has received an opinion of counsel that the Shares should not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the Shares under the Declaration and that under the regulation the Shares are publicly offered securities and the assets of the Company will not be deemed to be "plan assets" of any ERISA Plan or an IRA or other Non-ERISA Plan that invests in the shares.

     If the assets of the Company are deemed to be plan assets under ERISA, (i) the prudence standards and other provisions of Part 4 of Title I of ERISA would be applicable to investments made by the Company; (ii) the person or persons having investment discretion over the assets of ERISA Plans which invest in the Company would be liable under the aforementioned Part 4 of Title I of ERISA for investments made by the Company which do not conform to such ERISA standards, unless the Advisor registers as an investment adviser under the Investment Advisers Act of 1940 and certain other conditions are satisfied; and (iii) certain transactions that the Company might enter into in the ordinary course of its business and operation might constitute "prohibited transactions" under ERISA and the Code.

Item 2.  Properties

     General. Approximately 50% of the Company's total investments are in long term care facilities, including 17% in nursing facilities with subacute services; 34% are in retirement and assisted living communities; 6% are in health care related office buildings, ambulatory health care facilities and related real estate and 10% is an equity investment in HPT. The Company believes that the physical plant of each of the facilities in which it has invested is suitable and adequate for its present use and any currently proposed uses. At
December 31, 1995, the Company had real estate investments, at cost, totaling over $1 billion leased to or operated by over 30 separate companies.

     In September 1994, the Company purchased 14 retirement communities containing 3,952 residences or beds for $320 million. These communities are triple net leased through December 31, 2013 to a wholly owned subsidiary of Marriott International, Inc. ("Marriott"). The leases provide for fixed rent and additional rentals equal to a percentage of annual revenues from operations in excess of base amounts determined on a facility by facility basis. All of the leases are subject to cross default provisions and are guaranteed by Marriott.

     The following table summarizes certain information about the Properties as of December 31, 1995. All dollar figures are in thousands.


INVESTMENT IN OWNED REAL ESTATE:

                                           Number of    Number of   Investment    Minimum
Location                                  Facilities   Beds/Units     Amount       Rent
------------------------------------------------------------------------------------------


Skilled Nursing Facilities with
Subacute Services:

Connecticut                                    4          660      $ 45,133   $  5,709
Massachusetts                                  5          762        82,058     10,044
Pennsylvania                                   1          120        15,598      1,951


Retirement and Assisted Living Facilities:

Arizona                                        2          296        21,842      1,655
California                                     1          402        31,789      3,319
Florida                                        5        1,522       131,991      9,986
Illinois                                       1          363        36,742      1,600
Maryland                                       1          351        33,080      4,054
South Dakota                                   1           59         1,014        127
Texas                                          1          145        12,411      1,213
Virginia                                       3          848        57,662      5,817


Long Term Care Facilities:

Arizona                                        3          320         6,220        810
California                                     9        1,140        27,105      4,677
Colorado                                       6          756        21,837      2,942
Connecticut                                    5          867        40,231      4,779
Illinois                                       1          230         2,711        452
Iowa                                          13          862        20,428      2,226
Kansas                                         6          411         8,250        905
Missouri                                       3          305         5,269        774
Nebraska                                       1           80         1,483        165




                                          Number of    Number of   Investment    Minimum
Location                                 Facilities   Beds/Units     Amount       Rent
------------------------------------------------------------------------------------------


New Hampshire                                 1          108          3,689       430
New Jersey                                    1          140         13,001     1,418
Ohio                                          2          400          9,872     1,183
South Dakota                                  2          322          6,575       854
Vermont                                       8          808         29,763     3,317
Washington                                    1          143          5,193       611
Wisconsin                                     7        1,026         31,518     4,676
Wyoming                                       4          295          8,346       920


Health Care Related Office Buildings,
Ambulatory Health Care Facilities and
Related Real Estate:

California                                    1           --          3,927       516
Massachusetts                                 3           --         63,473     6,958
                                     ------------------------------------------------
Total Owned Real Estate                     102       13,741       $778,211   $84,088
                                     ------------------------------------------------




INVESTMENTS IN MORTGAGES AND NOTES:

                                                     Number of          Number of      Investment              Minimum
              Location                              Facilities         Beds/Units        Amount                Interest

Skilled Nursing Facilities with
Subacute Services:

Connecticut                                             --                  --       $   1,565                 $    149
Louisiana                                                1                 118          19,500                    2,145
Michigan                                                 1                 189           5,100                      587


Retirement and Assisted Living Facilities:

California                                               3                 110          12,309                    1,385
North Carolina                                           4                 405          11,500                    1,305


Long Term Care Facilities:

California                                               1                 578           2,132                      250
Colorado                                                 5                 389          14,582                    1,564
Florida                                                  1                  58             948                      121
Georgia                                                  1                 124           1,830                      214
Kansas                                                   3                 346           4,883                      731
Kentucky                                                 1                  90           1,344                      180
Michigan                                                 1                 153           4,300                      494
Nebraska                                                15               1,032          13,780                    1,234
North Carolina                                           7                 675          12,687                    1,468
Ohio                                                     5                 719          15,215                    2,042
Pennsylvania                                             1                 120           2,796                      313
Texas                                                    5                 496           4,453                      544
Wisconsin                                                2                 366          12,383                    1,444
                                      ---------------------------------------------------------------------------------
Total Mortgages                                         57               5,968        $141,307                  $16,170
                                      ---------------------------------------------------------------------------------
Investment in HPT                                       37          --               $  99,959                  --
                                      ---------------------------------------------------------------------------------
Total                                                  196              19,709     $ 1,019,477                 $100,258
                                      ---------------------------------------------------------------------------------

Item 3.  Legal Proceedings

     Early in 1995, the Company commenced a foreclosure action to enforce indemnities given in connection with the surrender of certain leaseholds to, and the purchase of certain properties by, the Company in 1992. In May 1995, the defendants in the foreclosure action and parties related to the Company's former tenants and sellers asserted claims against the Company, HRPT Advisors, Inc. ("Advisors"), two Trustees of the Company, Messrs. Portnoy and Martin and others. In November 1995, the Florida court dismissed the foreclosure defendants' counterclaims and third party complaints against all parties, except the Company, for lack of jurisdiction. At this time, the only matter pending in the Florida court appears to be the original foreclosure action by the Company.

     The Company and certain parties brought a declaratory judgment action in the Massachusetts Superior Court to have all matters raised in the counterclaims and third party complaints referred to arbitration. On December 4, 1995, an order was entered by the Massachusetts Superior Court granting the Company's motion for summary judgment and directing arbitration. On December 19, 1995, the foreclosure defendants and related parties filed a new complaint in the United States District Court for the District of Massachusetts realleging many of the same allegations made in the counterclaims and third-party complaints previously brought by them in response to the Company's original foreclosure action, and adding allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of

RICO. Although the outcomes of the new litigation and the arbitration proceeding are currently indeterminable, the Company and, to the Company's knowledge, each other defendant named in the new action believes the claims which have been asserted against it are without merit and intends to defend and deny the allegations therein, and the Company intends to pursue the original foreclosure action.

     In addition to this action, the Company may be subject to routine litigation in the ordinary course of business. It is not presently subject to any other legal proceedings which would result in material losses to the Company. The Company knows of no proceedings contemplated by governmental authorities relating to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The  Company's  Shares are traded on the New York Stock  Exchange  (symbol:
HRP). The following table sets forth for the periods indicated the high and low sale prices for the Shares as reported in the New York Stock Exchange Composite Transactions reports.

                                      High                   Low
                                      ----                   ---
1995
        First Quarter             $   15 1/4               $ 13 1/4
        Second Quarter                15 3/8                 14 5/8
        Third Quarter                 16 3/8                 14 7/8
        Fourth Quarter                16 7/8                 15 1/2

1994
        First Quarter                 16 3/8                 14 3/8
        Second Quarter                15 3/8                 14
        Third Quarter                 15 3/4                 14 1/4
        Fourth Quarter                14 7/8                 13


         The closing price of the Shares on the New York Stock Exchange on March 22, 1996 was $17.125.

         As of March 25, 1996, there were 4,329 holders of record of the Shares and the Company estimates that as of such date there were in excess of 65,000 beneficial owners of the Shares.

         Dividends declared with respect to each period for the two most recent fiscal years and the amount of such dividends and the respective annualized rates are set forth in the following table.

                                          Dividend            Annualized
                                         Per Share           Dividend Rate
                                         ---------           -------------
1995
     First Quarter                        $.34                  $1.36
     Second Quarter                        .34                   1.36
     Third Quarter                         .35                   1.40
     Fourth Quarter                        .35                   1.40

1994
     First Quarter                         .33                   1.32
     Second Quarter                        .33                   1.32
     Third Quarter                         .33                   1.32
     Fourth Quarter                        .34                   1.36

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

                                                              Year Ended December 31,
                                           -------------------------------------------------------------
                                             1995          1994          1993        1992           1991

Operating Statement Data:
Total revenues                             $112,678     $ 86,683      $ 56,485    $ 48,735      $ 43,835
Income before gain (loss)
   on sale of properties and
   extraordinary items                       61,760       57,878        37,738      27,243        22,079
Income before
   extraordinary items                       64,236       51,872        37,738      27,423        22,079
Net income                                   64,236       49,919        33,417      27,243        22,079
Funds from operations (1)                    87,967       73,846        47,578      36,853        30,059
Dividends declared                           83,954       76,317        44,869      33,079        27,179

Per share amounts:
Income before gain (loss)
   on sale of properties and
   extraordinary items                       $ 1.04      $ 1.10        $ 1.10      $ 1.02        $ 1.01
Income before
   extraordinary items                         1.08         .98          1.10        1.02          1.01
Net income                                     1.08         .95           .97        1.02          1.01
Funds from operations (1)                      1.49        1.40          1.38        1.38          1.38
Dividends declared (2)                         1.38        1.33          1.30        1.26          1.23

Average shares outstanding                   59,227       52,738        34,407      26,760        21,834

Balance Sheet Data:
Real estate properties at cost             $778,211     $673,083      $384,881    $337,076      $281,766
Real estate mortgages                       141,307      133,477       157,281      47,173        31,760
Investment in HPT                            99,959      ---           ---         ---            ---
Total assets                                999,677      840,206       527,662     374,468       340,718
Total indebtedness                          269,759      216,513        73,000     138,500       103,000
Total shareholders' equity                  685,592      602,039       441,135     228,301       234,427

---------------------

(1) Funds from operations is net income before gain (loss) on sale of properties and extraordinary items plus depreciation, amortization, other non-cash items and the Company's equity in funds from operations of HPT.

(2) Distributions in excess of net income generally constitute a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year Ended December 31, 1995 compared to Year Ended December 31, 1994

         Total revenues for the year ended December 31, 1995 were $112.7 million, an increase of $26 million or 30% over the year ended December 31, 1994. Rental income increased to $89.6 million from $63.9 million and interest income increased to $23.1 million from $22.8 million. Rental income increased as a result of new purchase and lease investments during 1995 and from a full year's results on investments made during 1994. Interest income increased slightly due to interest income from new investments in mortgages and notes, offset by a reduction in interest income resulting from repayments of existing mortgages and notes.

         Total expenses for 1995 increased to $54 million, from $28.8 million, for the comparable 1994 period. The increase of $25.2 million was due primarily to increases in interest expense of $15.3 million, general and administrative expense of $1.8 million, and depreciation and amortization expense of $8.1 million. The increases in general and administrative and depreciation and amortization expenses are directly related to the Company's increased real estate investments whereas interest expense increased primarily due to higher amounts outstanding under the revolving credit facility and a full year of interest expense on $200 million senior notes issued in July 1994.

         Income before gain (loss) on sale of properties and extraordinary items for 1995 increased to $61.8 million, or $1.04 per share, from $57.9 million, or $1.10 per share, in 1994. Per share amounts decreased reflecting the issuance of 9 million new shares of the Company's stock in December 1994 and 6.5 million new shares issued in December 1995.

         Net income in 1995 and 1994 was $64.2 million or $1.08 per share and $49.9 million or $.95 per share, respectively.

         The Company's business plan is to maximize funds from operations rather than net income. The Company's Board of Trustees considers funds from operations, among other factors, when determining dividends to be paid to shareholders. Funds from operations means net income excluding gains or losses from debt restructuring and sales of property, plus depreciation, amortization and the Company's equity in funds from operations of HPT. Cash flow provided by operating activities may not necessarily equal funds from operations as the cash flow of the Company is affected by other factors not included in the funds from operations calculation such as changes in assets and liabilities. Funds from operations for the year ended December 31, 1995, was $88 million, or $1.49 per share, versus $73.9 million, or $1.40 per share, in 1994. Funds from operations for 1995 increased $14.1 million or 19.1% over the prior year. The increase is the result of new investments in 1995. Dividends declared for the years ended December 31, 1995 and 1994 were $1.38 per share and $1.33 per share, respectively. Dividends in excess of net income constitute a return of capital. For 1995, the return of capital portion reported was 11.8% of dividends and 5.9% of dividends was considered a long term capital gain.

         Cash flow provided by (used for) operating, investing and financing activities were $81.3 million, ($189.3 million) and $68.8 million, respectively, for the year ended December 31, 1995 and $76.4 million, ($261.8 million) and $229.4 million, respectively, for 1994.

Year Ended December 31, 1994 compared to Year Ended December 31, 1993

         Total revenues for the year ended December 31, 1994 were $86.7 million, an increase of $30.2 million or 53% over the year ended December 31, 1993. Rental income increased to $63.9 million from $46.1 million and interest income increased to $22.8 million from $10.4 million. Rental income increased as a
result  of  new  purchase  and  lease   investments,   primarily  $33.4  million
transaction in December 1993 and the $320 million retirement community transaction with Marriott International, Inc. in 1994. The growth in interest income is primarily the result of the full-year impact of three loan pool acquisitions in 1993 and a mortgage transaction of $26.6 million in December 1993.

         Total expenses for 1994 increased to $28.8 million, from $18.7 million, in the comparable 1993 period. The increase of $10.1 million was due primarily to increases in interest expense of $2.7 million, general and administrative expense of $1.7 million, and depreciation and amortization expense of $5.6 million. The increases in general and administrative and depreciation and amortization expenses are directly related to the Company's increased investments whereas interest expense increased due to both higher interest rates during the second half of 1994 and the issuance of $200 million senior notes in July 1994 to fund the Marriott transaction.

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

         Income before extraordinary items and net income in 1994 was $51.9 million or $.98 per share and $49.9 million or $.95 per share, respectively, versus $37.7 million or $1.10 per share and $33.4 million or $.97 per share, respectively, in 1993. On a per share basis, income before extraordinary items and net income decreased during 1994 primarily as a result of the new share issuance and negative arbitrage noted above and the $10 million provision for the potential loss on the sale of two psychiatric hospitals. These two hospitals were HRP's only investments in the psychiatric industry and the loss is due to the general decline in the value of this type of property.

         Funds from operations for the year ended December 31, 1994, was $73.9 million, or $1.40 per share, versus $47.6 million, or $1.38 per share, in 1993. Funds from operations for 1994 increased $26.3 million or 55% over the prior year. However, funds from operations per share increased only slightly as a result of nine million new shares of the Company's stock issued in December 1993 and 13.3 million new shares issued in 1994 and the negative arbitrage from large cash balances previously discussed. Dividends declared for the years ended December 31, 1994 and 1993 were $1.33 per share and $1.30 per share, respectively. Dividends in excess of net income constitute a return of capital. For 1994, the return of capital portion was 6.1% of dividends and 12.6% of dividends was considered a long term capital gain.

         Cash flow provided by (used for) operations, investing and financing activities were $76.4 million, ($261.8 million) and $229.4 million, respectively, for the year ended December 31, 1994, and $47.2 million, ($175.4 million) and $128.0 million, respectively, in 1993.

Liquidity and Capital Resources

         Assets increased to $999.7 million as of December 31, 1995 from $840.2 million as of December 31, 1994. The increase of $159.5 million or 19% is primarily attributable to increases in the Company's real estate investments and the equity investment in HPT.

         On March 24, 1995, the Company's then wholly owned subsidiary, HPT, acquired 21 Courtyard by Marriott(R) hotels for approximately $179.4 million. HPT's acquisition of these properties was principally funded by the Company under a demand loan (the "HRP Loan") of approximately $163.3 million. The Company funded this transaction with cash and by drawing $140 million on its revolving credit facility. In August 1995, HPT completed its initial public offering (the "IPO") of 8,350,000 shares. HPT used proceeds from the IPO, in part, to repay amounts outstanding on the HRP Loan. Prior to the IPO, the Company's investment in HPT was $1 million, representing 40,000 shares. Concurrent with the completion of the IPO, the Company acquired an additional 3,960,000 shares of HPT at a per share price of $25.00 by canceling $99 million of the HRP Loan. The remaining balance of the HRP Loan was repaid to the Company during the fourth quarter of 1995. At December 31, 1995 the Company owned 4,000,000 shares of HPT, representing an equity interest in HPT of approximately 32%. Since the IPO, the Company's investment in HPT has been accounted for using the equity method. Prior to the IPO, operating results of HPT were included in the Company's results of operations. Most recently, HPT has entered into letters of intent to acquire 45 hotels for approximately $485 million. The Company does not expect to provide any of the funding required by HPT for these transactions.

         During the year ended December 31, 1995, the Company acquired 20 nursing properties and three medical office buildings for a purchase price of approximately of $123.6 million in five separate transactions. In addition, the Company provided improvement financing at existing owned properties of approximately $5.9 million. Nine of the nursing properties were acquired, in part, by the issuance of 1,777,766 shares of the Company's stock. Lease obligations on eleven of the nursing properties recently acquired are secured by a $3.6 million cash security deposit.

         The Company sold one nursing property for $24.5 million and realized a gain of approximately $2.5 million. The company received cash of $5 million and a mortgage note of $19.5 million.

         The Company provided debt financing totaling $17.4 million secured by mortgages on four assisted living and three nursing properties. Existing mortgages secured by six nursing properties were refinanced for a net new investment of $5.4 million. The Company also provided improvement financing for existing mortgage facilities of $1.6 million and a loan to an affiliate of $1.6 million.

         During 1995, the Company received regular principal payments on real estate mortgages of $1.5 million and proceeds of $24.6 million, net of discounts, from the prepayment of mortgage loans.

         The Company sold two properties for approximately $12 million in cash. At December 31, 1994, the Company reserved $10 million for the loss on the sale of the properties.

         During December 1995, the Company issued 6,500,000 common shares of beneficial interest and received net proceeds of approximately $97.9 million. The proceeds were used to repay $96 million on the Company's revolving credit facility. In January 1996, the underwriters exercised a portion of the over-allotment option for 475,000 shares resulting in additional net proceeds of approximately $7.2 million.

         At December 31, 1995, the Company had $18.6 million of cash and cash equivalents. The Company had drawn $53 million of the $250 million revolving credit facility at December 31, 1995. The facility matures in 1998 and bears interest at a spread over LIBOR. At December 31, 1995, interest rates on of the Company's outstanding debt were capped by the use of interest rate cap agreements. The interest rate cap agreements provide for maximum weighted average interest rates of approximately 6.24% on $200 million of its variable rate debt though 1997.

         The Company has plans to restructure its current revolving credit facility. In connection with the restructuring, the Company expects to recognize a loss on the early extinguishment of debt of approximately $3.0 million.

         As of December 31, 1995, the Company had commitments to provide financing totaling approximately $17.8 million. The Company intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any. In February 1996, the Company acquired a medical office building for $12 million by drawing on its existing credit facility.

         The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company believes that the transactions described above improve the security of its future cash flow and dividends. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of December 31, 1995, the Company's debt as a percentage of total market capitalization was approximately 20%.

Impact of Inflation

         Management believes that the Company is not adversely affected by inflation. In the real estate market, inflation tends to increase the value of the Company's underlying real estate which may be realized at the end of the lessees' fixed rent terms. In the health care industry inflation increases the lessees' and mortgagors' revenues, thereby increasing the Company's additional rent or interest.

Certain Considerations

         The discussion and analysis of the Company's financial condition and results of operations requires the Company to make certain estimates and assumptions and contains certain statements of the Company's beliefs, intent or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to the Company's ability to expand its portfolio, performance of its assets, the ability to pay dividends from FFO, its tax status as a "real estate investment trust", the ability to appropriately balance the use of debt and equity and to access the capital markets, depend upon various factors, over which, the Company and/or the Company's lessors and mortgagors have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), compliance with and changes to regulations within the health care industry, competition, changes to federal, state and local legislation and other factors described in this report. The Company cannot presently predict the impact of these factors, if any. However, these factors could cause the Company's actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of the Company's financial condition and results of operations. The Company believes that these estimates and assumptions are reasonable and prudent.

Item 8. Financial Statements and Supplementary Data

         The financial statements and related notes and report of independent auditors for the Company are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a). The financial statements and financial statement schedules for Marriott are incorporated by reference to Marriott's Annual Report on Form 10-K for the year ended December 29, 1995, Commission File No. 1-12188.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

         Not applicable

                                    PART III

         The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     Index to Financial Statements and Financial Statement Schedules


                     HEALTH AND RETIREMENT PROPERTIES TRUST


                                                                       Page
Report of Independent Auditors                                          F-1

Balance Sheets as of December 31, 1995 and 1994                         F-2

Statements of Income for the years ended
     December 31, 1995, 1994 and 1993                                   F-3

Statements of Shareholders' Equity for the years ended
     December 31, 1995, 1994, and 1993                                  F-4

Statements of Cash Flows for the years ended
    December 31, 1995, 1994, and 1993                                   F-5


Notes to Financial Statements                                           F-6


The following schedules are included:
III -- Real Estate and Accumulated Depreciation                         S-1
IV -- Mortgage Loans on Real Estate                                     S-6


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Exhibits:

3.1    -July 1994 Amended and Restated Declaration of Trust (3)
3.2    -Amended and Restated By-Laws (11)
4.1    -Form of Series A Note (2)
4.2    -Form of Series B Note (2)
4.3    -Shawmut Bank, N.A. Indenture dated as of June 1, 1994 (2)
4.4    -Supplemental Shawmut Bank, N.A., Indenture dated as of June 29, 1994(2)
9.1    -AMS Voting Trust Agreement (9)
9.2    -Amended and Restated AMS Voting Trust Agreement (4)
10.1   -Advisory Agreement, as amended.(10) (+)
10.2   -Second Amendment to Advisory Agreement.(5) (+)
10.3   -Incentive Share Award Plan.(6)(+)
10.4   -Master Lease Document (8)
10.5   -HRPT Shares Pledge Agreement (8)
10.6   -AMS Properties Security Agreement (8)
10.7   -AMS Subordination Agreement (8)
10.8   -AMS Guaranty (8)
10.9   -AMS Pledge Agreement (pledging shares of AMSP) (8)
10.10  -AMS Holding Co. Pledge Agreement (pledging shares of AMS) (7)
10.11  -Amended and Restated Renovation Funding Agreement (7)
10.12  -Amendment to AMS Transaction Documents (7)
10.13  -GCI Master Lease Document (6)
10.14  -Amended and Restated HRP Shares Pledge Agreement (6)
10.15  -Guaranty, Cross-Default and Cross-Collateralization Agreement (6)
10.16  -CSC $8,000,000 Working Capital Promissory Note (6)
10.17  -Marriott Senior Living Services Purchase and Sale Agreement (5)
10.18  -Connecticut Subacute Corporation II Lease Document Waterbury (11)
10.19  -Connecticut Subacute Corporation II Lease Document Cheshire (11)
10.20  -Connecticut Subacute Corporation II Lease Document New Haven (11)
10.21 -Vermont Subacute/New Hampshire Subacute Corporation Master Lease A greement (Chapple) (11)
10.22  -Amended and Restated Agreement and Plan of Reorganization (Chapple) (11)
10.23  -March 1995 Second Amended and Restated Revolving Loan Agreement (11)
10.24  -Courtyard by Marriott Purchase and Option Agreement(12)
12.1   -Earnings to Fixed Charges (1)
21.1   -Subsidiaries of the Registrant (1)
23.1   -Consent of Ernst & Young (1)
24.1   -Powers of Attorney(1)
27.1   -Financial Data Schedule (1)

(+)      Management contract or compensatory plan or arrangement.

(1)      Filed herewith

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated July 11, 1994.

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 1, 1994 and- amendments thereto.

(4) Incorporated by reference to the Company's Registration Statement No. 33-53173 on Form S-3 dated June 2, 1994.

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

(10) Incorporated by reference to the Company's Registration Statement No. 33-16799 on Form S-11 dated August 27, 1987 and amendments thereto.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995


(b)  Reports on Form 8-K

     (i) The Company filed a current report on Form 8-K, dated December 18, 1995, relating to consents in connection with the sale of 6.5 million shares of the Company's stock and legal proceedings arising in the course of the Company's business.

     (ii) The Company filed a current report on Form 8-K, dated December 20, 1995, relating to the underwriting agreement in connection with the sale of 6.5 million shares of the Company's stock and legal proceedings arising in the course of the Company's business.

REPORT OF INDEPENDENT AUDITORS


To the Trustees and Shareholders
Health and Retirement Properties Trust

We have audited the accompanying balance sheets of Health and Retirement Properties Trust as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health and Retirement Properties Trust at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP

Boston, Massachusetts
February 9, 1996

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                    December 31,
                                                                                         1995                         1994
ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $103,324 and $69,545, respectively):
   Land                                                                              $  72,124                      $  63,186
   Buildings and improvements                                                          706,087                        609,897
                                                                                       --------------------------------------
                                                                                       778,211                        673,083
   Less accumulated depreciation                                                        55,855                         39,570
                                                                                       --------------------------------------
                                                                                       722,356                        633,513
Real estate mortgages and notes, net (including note to affiliate
   of $1,565 in 1995)                                                                  141,307                        133,477
Investment in Hospitality Properties Trust                                              99,959                             -
Cash and cash equivalents                                                               18,640                         57,877
Interest and rents receivable                                                            7,895                          4,712
Deferred interest and finance costs, net, and other assets                               9,520                         10,627
                                                                                     ----------------------------------------
                                                                                      $999,677                       $840,206
                                                                                     ========================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                                   $  53,000                  $           -
Senior notes and bonds payable, net                                                    216,759                        216,513
Accounts payable and accrued expenses                                                   11,597                         16,107
Security deposits                                                                        7,386                          3,800
Due to affiliate                                                                         2,351                          1,747
Dividends payable                                                                       22,992                              -
Commitments and contingencies                                                                -                              -
Shareholders' equity:
      Preferred shares of beneficial interest, $.01 par value:
         50,000,000 shares authorized, none issued                                           -                              -
      Common shares of beneficial interest, $.01 par value:
         100,000,000 shares authorized, 65,690,166 shares and
         57,385,000 shares issued and outstanding, respectively                            657                            574
      Additional paid-in capital                                                       775,688                        652,989
      Cumulative net income                                                            233,044                        168,808
      Dividends                                                                       (323,797)                      (220,332)
                                                                                      ----------------------------------------
         Total shareholders' equity                                                    685,592                        602,039
                                                                                      ---------------------------------------
                                                                                      $999,677                       $840,206
                                                                                      =======================================














See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                              STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         Year Ended December 31,
                                                                                 1995             1994             1993
Revenues:
   Rental income                                                                $ 89,602        $ 63,856         $  46,069
   Interest income                                                                23,076          22,827            10,416
                                                                                ------------------------------------------
            Total revenues                                                       112,678          86,683            56,485
                                                                                 -----------------------------------------

Expenses:
   Interest                                                                       24,274           8,965             6,217
   Depreciation and amortization                                                  22,849          14,724             9,087
   General and administrative                                                      6,914           5,116             3,443
                                                                                ------------------------------------------
            Total expenses                                                        54,037          28,805            18,747
                                                                                 -----------------------------------------

Income before equity in earnings of Hospitality Properties Trust,
   gain (loss) on sale of properties and extraordinary items                      58,641          57,878            37,738
Equity in earnings of Hospitality Properties Trust                                 3,119               -                 -
                                                                                ------------------------------------------
Income before gain (loss) on sale of properties and
   extraordinary item                                                             61,760          57,878            37,738

Provision for loss on sale of properties                                               -         (10,000)                -
Gain on sale of properties                                                         2,476           3,994                 -
                                                                                ------------------------------------------
Income before extraordinary items                                                 64,236          51,872            37,738

Extraordinary items - early extinguishment of debt                                     -          (1,953)           (4,321)
                                                                                ------------------------------------------
Net income                                                                      $ 64,236        $ 49,919         $  33,417
                                                                                 =========================================

Weighted average shares outstanding                                               59,227          52,738            34,407
                                                                                 =========================================

Per share amounts:
   Income before gain (loss) on sale of properties and
          extraordinary items                                                   $   1.04        $   1.10        $     1.10
                                                                                 =========================================
   Income before extraordinary items                                            $   1.08        $    .98        $     1.10
                                                                                 =========================================
   Net income                                                                   $   1.08        $    .95        $      .97
                                                                                 =========================================


















See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                     Additional     Cumulative
                                         Number of        Common       Paid-in          Net
                                          Shares          Shares      Capital         Income        Dividends       Total

Balance at December 31, 1992            26,763,500       $  268     $  246,459   $  85,472     $  (103,898)         $228,301

Redemption of shares                    (2,000,000)         (20)       (20,580)        -               -             (20,600)
Issuance of shares                      19,350,000          193        244,599         -               -             244,792
Stock grants                                 7,500            -             94         -               -                  94
Net income                                       -            -              -      33,417             -              33,417
Dividends                                        -            -              -         -           (44,869)          (44,869)
                                      --------------------------------------------------------------------------------------
Balance at December 31, 1993            44,121,000          441        470,572     118,889        (148,767)          441,135

Issuance of shares                      13,251,500          133        182,233         -              -              182,366
Stock grants                                12,500            -            184         -              -                  184
Net income                                       -            -              -      49,919            -               49,919
Dividends                                                     -              -         -           (71,565)          (71,565)
                                      --------------------------------------------------------------------------------------
Balance at December 31, 1994            57,385,000          574        652,989     168,808        (220,332)          602,039

Issuance of shares to
    acquire real estate                  1,777,766           18         24,426         -              -               24,444
Issuance of shares                       6,500,000           65         97,879         -              -               97,944
Stock grants                                27,400            -            394         -              -                  394
Net income                                       -            -              -      64,236            -               64,236
Dividends                                                     -              -         -          (103,465)         (103,465)
                                      --------------------------------------------------------------------------------------
Balance at December 31, 1995            65,690,166       $  657     $  775,688   $ 233,044     $  (323,797)         $685,592
                                       =====================================================================================


















See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           Year Ended December 31,
                                                                                1995                1994              1993
    Net income                                                             $   64,236           $  49,919         $  33,417
    Adjustments to reconcile net income to cash
       provided by operating activities:
           Gain on sale of properties                                          (2,476)             (3,994)                -
           Equity in earnings of Hospitality Properties Trust                  (3,119)                  -                 -
           Extraordinary items                                                      -               1,953             4,321
           Depreciation and amortization                                       22,849              14,724             9,087
           Provision for loss on real estate                                        -              10,000                 -
           Amortization of deferred interest costs                              1,529                 864               700
           Change in assets and liabilities:
              Increase in interest and rents receivable and other assets       (1,639)             (5,148)           (6,156)
              Increase (decrease) in security deposits                          3,586              (4,500)            3,800
              Increase (decrease) in accounts payable and
                  accrued expenses                                             (4,508)             11,828             1,554
              Increase in due to affiliate                                        843                 799               506
                                                                           ------------------------------------------------
           Cash provided by operating activities                               81,301              76,445            47,229
                                                                           ------------------------------------------------

Cash flows from investing activities:
           Real estate acquisitions                                          (267,470)           (324,554)          (47,735)
           Investments in mortgage loans                                      (24,375)             (9,372)         (143,935)
           Proceeds from repayment of notes and mortgage loans                 38,107              48,762            16,227
           Proceeds from sale of real estate                                    5,000              23,318                 -
Proceeds from Hospitality Properties Trust
               initial public offering                                         60,000                   -                 -
           Dividend from Hospitality Properties Trust                             960                   -                 -
           Loans to affiliate                                                  (1,565)                  -                 -
                                                                           ------------------------------------------------
           Cash used for investing activities                                (189,343)           (261,846)         (175,443)
                                                                           ------------------------------------------------

Cash flows from financing activities:
           Proceeds from issuance of common shares                             97,944             182,366           244,792
Proceeds from borrowings                                                      219,000             333,770            98,700
           Payments on borrowings                                            (166,000)           (208,000)         (164,200)
           Deferred finance costs                                              (1,666)             (7,180)             (583)
           Termination costs of debt and interest rate
               hedging arrangements                                                 -                   -            (2,843)
           Payment related to stock surrender                                       -                   -            (3,000)
           Dividends paid                                                     (80,473)            (71,565)          (44,869)
                                                                           ------------------------------------------------
           Cash provided by financing activities                               68,805             229,391           127,997
                                                                           ------------------------------------------------
Increase (decrease) in cash                                                   (39,237)             43,990              (217)
Cash and cash equivalents at beginning of period                               57,877              13,887            14,104
                                                                           ------------------------------------------------
Cash and cash equivalents at end of period                                 $   18,640           $  57,877         $  13,887
                                                                           ================================================

Supplemental cash flow information:
    Interest paid                                                          $   22,783           $   5,677         $   6,522
                                                                            ===============================================

Non-cash investing and financing activities:
    Exchange of real estate mortgages                                      $        -           $       -         $  17,600
    Investment in real estate mortgages                                       (19,500)             (5,100)                -
    Exchange of common shares                                                       -                   -           (17,600)
    Assumption of bonds payable                                                     -              17,620                 -
    Real estate acquisitions                                                  (24,444)            (17,620)                -
    Sale of real estate                                                        19,500               5,100                 -
    Issuance of common shares                                                  24,444                   -                 -
    Investment in Hospitality Properties Trust                               (100,000)                  -                 -

See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)

Note 1.  Organization

    Health and Retirement Properties Trust (formerly known as Health and Rehabilitation Properties Trust), a Maryland real estate investment trust (the "Company"), was organized on October 9, 1986. The Company invests in income-producing real estate, primarily retirement housing and health care related properties. As of December 31, 1995, the Company has investments in 159 properties located in 28 states. The properties include 121 long-term care facilities, 22 retirement and assisted living communities, 12 nursing homes with subacute services and four medical office buildings and clinics. In addition, at December 31, 1995, the Company had a 32% equity investment in Hospitality Properties Trust ("HPT"). HPT owns 37 hotels in 20 states.

    The Company is dependent upon its lessees' and mortgagors' compliance with regulations within the health care industry. Future changes to these regulations may affect the health care industry, the Company's lessees and mortgagors and as a result the Company.

Note 2.  Summary of Significant Accounting Policies

     Basis of Presentation. The Company's investment in 50% or less owned companies is accounted for using the equity method.

    Real Estate Properties and Mortgages. Real estate properties and mortgages are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives ranging up to 40 years. If the estimated net realizable value of an investment is less than the carrying value, an allowance for possible investment loss is established. The determination of net realizable value includes consideration of many factors including income to be earned from the investment, holding costs, estimated selling prices, and prevailing economic conditions. In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long Lived Assets. The Company has adopted this statement and the effect of adoption is not material.

    Cash and Cash Equivalents. Cash, over-night repurchase agreements and short-term investments with maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

    Deferred Interest and Finance Costs. Costs incurred to secure certain borrowings are capitalized and amortized over the terms of their respective loans.

    Interest Rate Hedging Arrangements. The Company enters into interest rate hedging arrangements to limit its exposure to increasing interest rates with respect to its bank borrowings and notes payable. Their cost is included in interest expense ratably over the terms of the respective agreements. Amounts receivable from hedging arrangements are accrued as an adjustment to interest expense. The unamortized cost of these agreements is included in other assets.

    Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Additional rent and interest revenue is recognized as earned.

    Net Income Per Share. Net income per share is computed using the weighted average number of shares outstanding during the period. Supplemental earnings per share for the years ended December 31, 1995 and 1994, was $1.11 and $.93, respectively, based on the assumption that the issuance of shares in the Company's public offerings during 1995 and 1994, and the related repayment of outstanding bank borrowings, took place at the beginning of each year.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)


     Reclassifications. Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

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

    Use of Estimates. Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.


Note 3.  Real Estate Properties

    During the year ended December 31, 1995, the Company acquired 20 nursing properties and three medical office buildings for purchase prices aggregating approximately of $123,558, in five separate transactions. In addition, the Company provided improvement financing at existing properties of approximately $5,946. Nine of the nursing properties are leased to an affiliate and were acquired by the issuance of 1,777,766 shares of the Company's stock and cash. Lease obligations on eleven of the nursing properties acquired are secured by a $3,586 cash security deposit. The three medical office buildings are managed by M&P Partners Limited Partnership ("M&P"), an affiliate of the Company. In February 1996, the Company acquired a medical clinic for $12,000.

    The Company sold one nursing property for $24,500 and realized a gain of approximately $2,476. The Company received cash of $5,000 and a mortgage note of $19,500.

    The Company's real estate properties are leased pursuant to noncancellable, fixed term operating leases expiring from 1997 to 2013. Generally, the Company's leases to a single tenant are cross-collateralized, cross-defaulted and cross-guaranteed. The leases generally provide for renewal terms at existing rates followed by several market rate renewal terms. The majority of the leases are triple net leases and generally require the lessee to pay minimum rent, additional rent based upon increases in net patient revenues, real estate taxes, and all operating costs associated with the leased property. Additional rent and interest for the years ended December 31, 1995, 1994 and 1993 were $3,768, $2,768 and $2,312, respectively.

    The future minimum lease payments to be received by the Company during the current terms of the leases as of December 31, 1995, are approximately $85,228 in 1996, $83,836 in 1997, $83,332 in 1998, $78,876 in 1999, $77,883 in 2000 and
$642,592 thereafter.

Note 4.  Investment in Hospitality Properties Trust

    On March 24, 1995, the Company's then wholly owned subsidiary, HPT, acquired 21 Courtyard by Marriott(R) hotels for approximately $179,400. HPT's acquisition of these properties was principally funded by the Company under a demand loan (the "HRP Loan") for approximately $163,300. The Company funded this transaction with cash on hand and by drawing $140,000 on its revolving credit facility. In August 1995, HPT completed its initial public offering (the "IPO") of 8,350,000 shares at $25 per share. HPT used proceeds from the IPO, in part, to repay amounts outstanding on the HRP Loan. Prior to the IPO, the Company's investment in HPT was $1,000, representing 40,000 shares. Concurrent with the completion of the IPO, the Company acquired an additional 3,960,000 shares of HPT at a per share price of $25 by cancelling $99,000 of the HRP Loan. The remaining balance of the HRP Loan was repaid to the Company during the fourth quarter of 1995.

    At December 31, 1995, the Company owned 4,000,000 shares of HPT, representing an equity interest in HPT of approximately 32% and a market value of $107,000. Since the IPO, the Company's investment in HPT has been accounted for using the equity method. Prior to the IPO, operating results of HPT were included in the Company's results of operations.
Summarized financial data of HPT is as follows:

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)

                                                                             February 7, 1995
                                                                              (inception) to
                                 December 31, 1995                          December 31, 1995
                                 -----------------                          -----------------
Real estate properties, net         $ 326,752      Revenues                     $ 23,642
Other assets, net                      12,195      Expenses                       12,293
                                    ---------                                     ------
                                    $ 338,947      Net Income                   $ 11,349
                                    =========                                   ========

Security deposit                     $ 32,900      Average shares                  4,515
                                                                                   -----
Other liabilities                       8,096      Net income per share        $    2.51
                                                                               =========
Shareholders' equity                  297,951
                                    ---------
                                    $ 338,947



Note 5.  Real Estate Mortgages and Notes Receivable, Net

                                                                                      December 31,
                                                                           -------------------------------
                                                                                1995            1994
                                                                                ----            ----
            Mortgage notes receivable, net of discounts of $3,875 and
                  $5,817, respectively, and net of reserves of $1,550 in
                  1995, due January 1996 through December 2016                   $ 62,065        $ 87,443
            Mortgage note receivable due December 2010                             19,500              --
            Mortgage notes receivable due December 2016                            14,582          13,600
            Mortgage note receivable due December 2002                             12,309              --
            Mortgage note receivable due December 2010                             11,500           8,800
            Mortgage note receivable due April 2007                                11,500              --
            Mortgage note receivable due December 2016                              7,792           6,000
            Investment held for sale, sold November 1995                               --           9,947
            Collateralized note receivable due December 2016                           --           7,000
            Other collateralized notes receivable due July 1998                       494             687
            Loan to an affiliate due June 1996                                      1,565              --
                                                                                ---------       ---------
                                                                                $ 141,307       $ 133,477
                                                                                 ========        ========

    At December 31, 1995, the interest rates on the mortgages and notes receivable ranged from 8.1% to 13.75% per annum.

    During 1995, the Company provided debt financing totaling $17,357 secured by mortgages on four assisted living and three nursing properties. Existing mortgages secured by six nursing properties were refinanced for a net new investment of $5,404. The Company also provided improvement financing for existing facilities of $1,614 and a loan to an affiliate of $1,565.

    During 1995, the Company received principal payments on real estate mortgages of $1,510 and proceeds of $24,597, net of discounts, from the prepayment of mortgage loans.

    The Company sold two properties for approximately $12,000 in cash. At December 31, 1994, these properties were classified as mortgages and the Company reserved $10,000 for the loss on the sale of the properties. The realized loss on the disposition was $8,450.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)

Note 6.  Shareholders' Equity

    During December 1995, the Company issued 6,500,000 common shares of beneficial interest and received net proceeds of approximately $97,944. In January 1996, the underwriters exercised the over-allotment option for 475,000 shares resulting in additional net proceeds of approximately $7,196.

    Dividends per share paid by the Company for 1995, 1994 and 1993 were $1.37, $1.32 and $1.29, respectively.

    The Company has reserved 1,000,000 shares of the Company's stock, under the terms of the 1992 Incentive Share Award Plan (the "Award Plan"). During 1995, 1994 and 1993, 8,500, 11,000 and 6,000 shares, respectively, were granted to officers of the Company and certain employees of HRPT Advisors, Inc. (the "Advisor"), an affiliate. The three independent Trustees, as part of their annual fee, are each granted 500 common shares annually. The shares granted to the Trustees vest immediately. The shares granted to the officers and certain employees of the Advisor vest over a three year period. At December 31, 1995, 945,100 shares of the Company's shares remain reserved for issuance under the Award Plan.

Note 7.  Commitments and Contingencies

    At December 31, 1995, the Company had total commitments aggregating $17,833 to finance improvements to certain properties leased or mortgaged by the Company and to purchase a medical clinic. The medical clinic was purchased in February 1996.

Note 8.  Transactions with Affiliates

     The Company has an agreement with the Advisor whereby the Advisor provides investment, management and administrative services to the Company. The Advisor is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company. Messrs. Martin and Portnoy are directors of Horizon/CMS Healthcare Corporation ("Horizon"), principal shareholders of Connecticut Subacute Corporation ("CSC"), Connecticut Subacute Corporation II, New Hampshire Subacute Corporation and Vermont Subacute Corporation (collectively the "Subacute Entities") and were formerly directors of Greenery Rehabilitation Group, Inc. ("Greenery"), which merged with Horizon in 1994. Horizon and the Subacute Entities are lessees of the Company. The Company has extended a $4,000 line of credit to CSC until June 30, 1996. At December 31, 1995, there was $1,565 outstanding under this agreement. The lease and mortgage transactions with the Subacute Entities and Horizon are based on market terms and are generally similar to the Company's lease and mortgage agreements with unaffiliated companies. The former president of the Company is the president of the Subacute Entities. Mr. Portnoy is a partner in the law firm which provides legal services to the Company. The Advisor is the general partner of M&P, which provides management services for the Company's recently acquired medical office buildings.

    The Advisor is compensated at an annual rate equal to .7% of the Company's real estate investments up to $250 million and .5% of such investments thereafter. The Advisor is entitled to an incentive fee comprised of restricted shares of the Company's common stock based on a formula. Advisory fees for the years ended December 31, 1995, 1994 and 1993 were $5,183, $3,839 and $2,591, respectively. Incentive fees for the years ended December 31, 1995 and 1994 were $580 and $239, which represent approximately 35,560 and 17,400 common shares respectively. At December 31, 1995, the Advisor owned 1,013,650 common shares.

    Amounts  resulting  from  transactions  with  affiliates   included  in  the
accompanying statements of income, shareholders' equity and cash flows are as follows:

                                                                          Years Ended December 31,
                                                                 ------------------------------------------
                                                                             1995         1994        1993
                                                                            -----        -----       -----
          Dividends paid to the Advisor                                    $ 1,383      $ 1,315     $ 1,285
          Rent from Greenery                                                    --        2,689      22,527
          Rent and interest income from Subacute Entities                   12,015        8,481       4,483
          Interest expense paid to Greenery                                     --           --         270
          Management fee paid to M&P                                            17           --          --

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)


Note 9.  Indebtedness

                                                                                            December 31,
                                                                                  -----------------------------
                                                                                      1995           1994
                                                                                      ----           ----
         $250,000 unsecured revolving bank credit facility, due March 1998, at
               LIBOR plus a premium                                                   $  53,000  $           -
         Senior Notes, Series A, due July 1999 at LIBOR plus a premium                   75,000         75,000
         Senior Notes, Series B, due July 1999 at LIBOR plus a premium                  125,000        125,000
         Revenue Refunding Bonds, Series 1991A, due August 2010 at 7.75%                 13,950         13,950
         Revenue Refunding Bonds, Series 1991B, due August 2009 at 7.75%                  3,670          3,670
                                                                                  -------------- --------------
                                                                                        270,620        217,620
         Less unamortized discount                                                         (861)        (1,107)
                                                                                  ============== ==============
                                                                                       $269,759       $216,513
                                                                                  ============== ==============

    The Revenue Refunding Bonds are secured by a $17,802 letter of credit. The letter of credit is secured by a first mortgage lien on one property with a net book value of $35,673. The Senior Notes Series A and Series B may be called at the Company's option beginning in April 1995 and July 1996, respectively.

    During 1995, the Company increased its revolving bank credit facility (the "Credit Facility") to $250,000. The premiums on LIBOR borrowings range from .72% to 1.25%. At December 31, 1995, the Company had interest rate hedging agreements which cap interest rates on a maximum of $200,000 of borrowings under the Senior Notes through 1997. The maximum average rates payable on such borrowings under these arrangements is 6.24% per annum. The required principal payments for the next five years of $200,000 are due in 1999.

    The Company has plans to restructure its current Credit Facility. In connection with the restructuring, the Company expects to recognize a loss on the early extinguishment of debt of approximately $3,000.

Note 10.  Fair Value of Financial Instruments

    The Company's financial instruments include cash and cash equivalents, mortgage notes receivable, rents receivable, an equity investment, interest rate hedging agreements, notes and bonds payable, accounts payable and other accrued expenses, and security deposits. Except as follows, the fair value of the financial instruments were not materially different from their carrying values at December 31, 1995.

                                                              Carrying Amount                  Fair Value
             Real estate mortgages and notes                        $ 141,307                  $ 142,153
             Investment in HPT                                         99,959                    107,000
             Interest rate hedging agreements                           2,265                      1,144
             Notes and bonds payable                                  216,759                    217,826
             Letter of credit                                               -                        267
             Commitments                                                    -                     17,833

    The fair values of the real estate mortgages and notes and the notes and bonds payable are based on estimates using discounted cash flow analysis and currently prevailing rates. The fair value of the investment in HPT is based on the per share price of $26.75 at December 31, 1995. Interest rate hedging agreements are based on quoted market prices. The fair value of the letter of credit is based on fees currently charged to enter into similar agreements taking into account the remaining term and the counter party's credit standing. The fair value of commitment represents actual amount committed.

Note 11.  Concentration of Credit Risk

    The Company's assets are primarily invested in income producing health care related real estate located throughout the United States. At December 31, 1995, the Company's significant lessees, mortgagors and equity investment are as follows:

                                        Equity Investment, Notes, Mortgages and        1995 Equity Earnings, Rent and
                                              Real Estate Properties, Net                Mortgage Interest Revenue
                                       -------------------------------------------    ---------------------------------
                                                   Amount      % of Total                  Amount      % of Total
     Marriott International, Inc.                 $ 314,544       33%                     $  29,482       26%
     Horizon/CMS Healthcare Corporation             117,698       12                         16,149       14
     Equity investment in HPT                        99,959       10                         12,445       11
     GranCare, Inc.                                  89,180        9                         15,408       14
     Other                                          342,241       36                         40,005       35
                                                    -------     ----                         ------       --
                                                   $963,622      100%                      $113,489      100%
                                                   ========      ===                       ========      ===

Note 12.  Selected Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations of the Company for 1995 and 1994. The amounts are in thousands except for the per share amounts.

                                                                        1995
                                               -------------------------------------------------------

                                                    First         Second         Third       Fourth
                                                   Quarter        Quarter       Quarter      Quarter
Revenues                                          $ 25,992       $ 30,498      $ 28,959     $ 27,229
Income before equity in earnings of HPT and
      gain (loss) on sale of property               15,832         15,668        15,154       11,987
Equity in earnings of HPT                               --             --           898        2,221
Income before gain (loss) on sale of property       15,832         15,668        16,052       14,208
Net income                                          18,308         15,668        16,052       14,208
Per share data:
Income before equity earnings and gain
      (loss) on sale of property                       .27            .26           .26          .20
Income before gain (loss) on sale of property          .27            .26           .27          .25
Net income                                             .31            .26           .27          .25

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)

Note 13.  Selected Quarterly Financial Data (Unaudited) - continued

                                                                        1994
                                               -------------------------------------------------------

                                                     First         Second         Third        Fourth
                                                    Quarter        Quarter        Quarter      Quarter
Revenues                                           $ 17,547        $ 19,916     $ 23,816      $ 25,404
Income before gain (loss) on sale of
      properties and extraordinary items             12,650          14,334       15,588        15,306
Income before extraordinary items                    16,644          14,334       15,588         5,306
Extraordinary items                                      --         (1,953)           --            --
Net income                                           16,644          12,381       15,588         5,306
Per share data:
Income before gain (loss) on sale of
      properties and extraordinary items                .28             .28          .27           .27
Income before extraordinary items                       .37             .28          .27           .09
Net income                                              .37             .24          .27           .09

Note 14.  Pro Forma Information (Unaudited)

    The following unaudited condensed Pro Forma Statements of Income assumes the transactions described in Notes 3, 4, 5 and 6 had occurred on January 1, 1994 and give effect to the Company's borrowing rate throughout the periods indicated.

    The condensed Pro Forma Balance Sheet is intended to present the financial position of the Company as if the transactions subsequent to December 31, 1995, described in Notes 3 and 6 had occurred on December 31, 1995.

    These pro forma statements are not necessarily indicative of the expected results of operations or the Company's financial position for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and/or equity structure of the Company.

Condensed Pro Forma Statements of Income (unaudited)
                                                                          Years Ended December 31,
                                                                    --------------------------------------
                                                                            1995              1994
                                                                            ----              ----
Total revenues                                                         $ 109,038          $ 110,575
Total expenses                                                            49,342             45,736
                                                                        --------             ------
Income before equity earnings                                             59,696             64,839
Equity in earnings of HPT                                                  8,938              8,938
                                                                        --------              -----
Net income                                                             $  68,634          $  73,777
                                                                        ========            =======
Weighted average  shares outstanding                                      66,165             66,165
Net income per share                                                   $    1.04          $    1.12
                                                                        ========           ========

Condensed Pro Forma Balance Sheet (unaudited)
                                                                                  December 31, 1995,
Real estate properties, net                                                     $   734,356
Real estate mortgages and notes, net                                                141,307
Investments in HPT                                                                   99,959
Other assets                                                                         43,251
                                                                                  ---------
   Total assets                                                                 $ 1,018,873
                                                                                  =========

Indebtedness                                                                    $   281,759
Other liabilities                                                                    44,326
Shareholders' equity                                                                692,788
                                                                                  ---------
    Total liabilities and shareholders' equity                                  $ 1,018,873
                                                                                  =========

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                      By:/s/ David J. Hegarty
                                      David J. Hegarty
                                      President and Chief Operating Officer
                                      Dated:  March 29, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.


Signature                        Title                            Date

/s/ David J. Hegarty             President and                 March 29, 1996
David J. Hegarty                 Chief Operating Officer


/s/ Ajay Saini                   Treasurer and                 March 29, 1996
Ajay Saini                       Chief Financial Officer


/s/Bruce M. Gans, M.D.*          Trustee                       March 29, 1996
Bruce M. Gans, M.D.


                                 Trustee
Ralph J. Watts


/s/ Justinian Manning, C.P.*     Trustee                       March 29, 1996
Rev. Justinian Manning,C.P.


                                 Trustee
Gerard M. Martin


/s/ Barry M. Portnoy*            Trustee                       March 29 ,1996
Barry M. Portnoy

*By: /s/David J. Hegarty
   Attorney-in-fact

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                             (Dollars in thousands)


                                                                          Gross Amount
                                  Initial Cost to                      Carried at Close of
                                      Company                            Period 12/31/95
                                  ----------------                 ---------------------------
                                                    Cost
                                                    Capitalized                                 Accumulated             Original
                                         Building & Subsequent to         Building &            Deprecia-    Date      Construction
Location                  State   Land   Equipment  Acquisition    Land   Equipment   Total (1) tion (2)     Acquired     Date
------------------------- ---------------------------------------------------------------------------------- ----------------------


Long-Term Care Facilities:
Phoenix                     AZ    $655   $2,525          $5        $655     $2,530    $3,185          $254   6/30/92       1963
Yuma                        AZ     223    2,100           4         223      2,104     2,327           208   6/30/92       1984
Yuma                        AZ     103      604           1         103        605       708            60   6/30/92       1984
Fresno                      CA     738    2,577         188         738      2,765     3,503           401  12/28/90       1968
Lancaster                   CA     601    1,859       1,029         601      2,888     3,489           353  12/28/90       1963
Newport Beach               CA   1,176    1,729       1,223       1,176      2,952     4,128           340  12/28/90       1962
Palm Springs                CA     103    1,264         982         103      2,246     2,349           245  12/28/90       1969
San Diego                   CA   1,114    1,073         480       1,114      1,553     2,667           224  12/28/90       1969
Stockton                    CA     382    2,750           4         382      2,754     3,136           273   6/30/92       1968
Tarzana                     CA   1,277      977         806       1,278      1,782     3,060           246  12/28/90       1969
Thousand Oaks               CA     622    2,522         310         622      2,832     3,454           394  12/28/90       1965
Van Nuys                    CA     716      378         225         718        601     1,319            92  12/28/90       1969
Colorado Springs            CO      23      777         184          26        958       984            39   11/1/94       1960
Grand Junction              CO       6    2,583       1,253         136      3,706     3,842           181  12/30/93       1978
Grand Junction              CO     204    3,875         279         204      4,154     4,358           256  12/30/93       1968
Lakewood                    CO     232    3,766         724         232      4,490     4,722           598  12/28/90       1972
Littleton                   CO     185    5,043         349         185      5,392     5,577           760  12/28/90       1965
Paonia                      CO     115    2,179          60         115      2,239     2,354           140  12/30/93       1981
Cheshire                    CT     520    7,380         111         520      7,491     8,011         1,723   11/1/87       1963
Killingly                   CT     240    5,360         460         240      5,820     6,060         1,455   5/15/87       1972
New Haven                   CT   1,681   14,953          94       1,681     15,047    16,728         1,657   5/11/92       1971
Waterford                   CT      86    4,714         453          87      5,166     5,253         1,339   5/15/87       1965
Willimantic                 CT     134    3,566         479         166      4,013     4,179           962   5/15/87       1965
Clarinda                    IA      77    1,453          82          77      1,535     1,612            96  12/30/93       1968
Council Bluffs              IA      50      467          40          50        507       557            31   6/4/93        1970
Council Bluffs              IA     225    2,125          16         225      2,141     2,366            37   4/1/95        1963
Glenwood                    IA      45    2,155          10          45      2,165     2,210            38   4/1/95        1964
Mediapolis                  IA      94    1,776         175          94      1,951     2,045           117  12/30/93       1973



                 HEALTH AND RETIREMENT PROPERTIES TRUST
                         SCHEDULE III- continued
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 1995
                         (Dollars in thousands)



                                                                          Gross Amount
                                  Initial Cost to                      Carried at Close of
                                      Company                            Period 12/31/95
                                  ----------------                 ---------------------------
                                                    Cost
                                                    Capitalized                                 Accumulated             Original
                                         Building & Subsequent to         Building &            Deprecia-    Date      Construction
Location                  State   Land   Equipment  Acquisition    Land   Equipment   Total (1) tion (2)     Acquired     Date
------------------------- ---------------------------------------------------------------------------------- ----------------------
Long-Term Care Facilities-continued
Muscatine                   IA     246    4,683         348         245       5,032    5,277           307  12/30/93       1964
Pacific Junction            IA      32      368           1          32         369      401             7  04/01/95       1978
Toledo                      IA     153    2,907         246         153       3,153    3,306           193  12/30/93       1975
Winterset                   IA     111    2,099         444         111       2,543    2,654           140  12/30/93       1973
Nashville                   IL      75    2,556          80          75       2,636    2,711           377  12/28/90       1964
Arma                        KS      47    1,953          69          47       2,022    2,069            35  04/01/95       1970
Ellinwood                   KS     130    1,420           4         130       1,424    1,554            25  04/01/95       1972
Smith Center                KS     111    2,099          86         111       2,185    2,296           136  12/30/95       1971
Topeka                      KS     110      890           8         110         898    1,008            16  04/01/95       1963
Topeka                      KS     137      913          16         137         929    1,066            16   4/1/95        1970
Topeka                      KS      18      232           7          18         239      257             4   4/1/95        1968
Oak Grove                   MO     119    1,831           1         119       1,832    1,951            32   4/1/95        1976
St. Joseph                  MO     111    1,027          32         111       1,059    1,170            67   6/4/93        1976
Tarkio                      MO     102    1,938         108         102       2,046    2,148           126  12/30/93       1970
Grand Island                NE     119    1,331          33         119       1,364    1,483            24   4/1/95        1963
Rochester                   NH     466    3,219           4         466       3,223    3,689            77   1/30/95       1972
Burlington                  NJ   1,300   11,700           1       1,300      11,701   13,001            74   9/28/95       1994
Akron                       OH     330    5,370         727         330       6,097    6,427         1,536   5/15/87       1971
Grove City                  OH     332    3,081          32         332       3,113    3,445           197   6/4/93        1965
Huron                       SD     144    3,108           4         144       3,112    3,256           305   6/30/92       1968
Sioux Falls                 SD     253    3,062           4         253       3,066    3,319           302   6/30/92       1960
Barre                       VT     261    4,530         133         389       4,535    4,924           109   1/30/95       1979
Barre                       VT     129    3,825           3         129       3,828    3,957            91   1/30/95       1972
Bennington                  VT     160    4,385           4         160       4,389    4,549           105   1/30/95       1971
Burlington                  VT     791    5,985         409         872       6,313    7,185           148   1/30/95       1968
Springfield                 VT      50      747           1          50         748      798            18   1/30/95       1976
Springfield                 VT      89    3,724         157         242       3,728    3,970            89   1/30/95       1971
St. Albans                  VT     154      710           1         154         711      865            17   1/30/95       1900


                 HEALTH AND RETIREMENT PROPERTIES TRUST
                        .SCHEDULE III - continued
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 1995
                         (Dollars in thousands)



                                                                          Gross Amount
                                  Initial Cost to                      Carried at Close of
                                      Company                            Period 12/31/95
                                  ----------------                 ---------------------------
                                                    Cost
                                                    Capitalized                                 Accumulated             Original
                                         Building & Subsequent to         Building &            Deprecia-    Date      Construction
Location                  State   Land   Equipment  Acquisition    Land   Equipment   Total (1) tion (2)     Acquired     Date
------------------------- ---------------------------------------------------------------------------------- ----------------------
 Long-Term Care Facilities-continued
St. Johnsbury               VT      95    3,416           4          95      3,420     3,515            82    1/30/95       1978
Seattle                     WA     256    4,869          68         256      4,937     5,193           325    11/1/93       1972
Brookfield                  WI     834    3,849       7,852         834     11,701    12,535           885   12/28/90       1954
Clintonville                WI      49    1,625          88          30      1,732     1,762           244   12/28/90       1965
Clintonville                WI      14    1,695          37          14      1,732     1,746           243   12/28/90       1960
Madison                     WI     144    1,633         109         144      1,742     1,886           243   12/28/90       1920
Milwaukee                   WI     277    3,883           0         277      3,883     4,160           427    3/27/92       1969
Milwaukee                   WI     116    3,438         123         116      3,561     3,677           498   12/28/90       1960
Waukesha                    WI      68    3,452       2,232          68      5,684     5,752           578   12/28/90       1958
Laramie                     WY     191    3,632         131         191      3,763     3,954           236   12/30/93       1964
Saratoga                    WY      13    1,487         150          14      1,636     1,650            67    11/1/94       1974
Worland                     WY     132    2,503         107         132      2,610     2,742           162   12/30/93       1970
                               ----------------  ----------  -------------------------------   -----------
         Subtotal               19,896  197,705      23,890      20,408    221,083   241,491        21,082
                               ----------------  ----------  -------------------------------   -----------

Retirement and Assited Living Facilities:
Scottsdale                  AZ     979    8,807         140         990      8,936     9,926           362   5/16/94        1990
Sun City                    AZ   1,174   10,569         173       1,189     10,727    11,916           413   6/17/94        1990
Laguna Hills                CA   3,132   28,184         473       3,172     28,617    31,789           926    9/9/94        1975
Boca Raton                  FL   4,404   39,633         797       4,474     40,360    44,834         1,637   5/20/94        1994
Deerfield Beach             FL   1,664   14,972         298       1,690     15,244    16,934           618   5/16/94        1986
Ft. Myers                   FL   2,349   21,137         419       2,385     21,520    23,905           740   8/16/94        1984
Palm Harbor                 FL   3,327   29,945         595       3,379     30,488    33,867         1,236   5/16/94        1992
Port St. Lucie              FL   1,223   11,009         219       1,242     11,209    12,451           455   5/20/94        1993
Arlington Heights           IL   3,621   32,587         534       3,665     33,077    36,742         1,070    9/9/94        1986
Silver Spring               MD   3,229   29,065         786       3,301     29,779    33,080         1,085   7/25/94        1992
Huron                       SD      45      968           1          44        970     1,014            95   6/30/92        1968
Bellaire                    TX   1,223   11,010         178       1,238     11,173    12,411           453   5/16/94        1991
Arlington                   VA   1,859   16,734         295       1,885     17,003    18,888           620   7/25/94        1992
Charlottesville             VA   2,936   26,422         472       2,976     26,854    29,830         1,034   6/17/94        1991
Virginia Beach              VA     881    7,926         137         893      8,051     8,944           327   5/16/94        1990
                               ----------------  ----------  -------------------------------   -----------
         Subtotal               32,046  288,968       5,517      32,523    294,008   326,531        11,071
                               ----------------  ----------  -------------------------------   -----------



                 HEALTH AND RETIREMENT PROPERTIES TRUST
                        SCHEDULE III - continued
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 1995
                         (Dollars in thousands)



                                                                          Gross Amount
                                  Initial Cost to                      Carried at Close of
                                      Company                            Period 12/31/95
                                  ----------------                 ---------------------------
                                                    Cost
                                                    Capitalized                                 Accumulated             Original
                                         Building & Subsequent to         Building &            Deprecia-    Date      Construction
Location                  State   Land   Equipment  Acquisition    Land   Equipment   Total (1) tion (2)     Acquired     Date
------------------------- ---------------------------------------------------------------------------------- ----------------------

Nursing Homes with Subacute Services:
Wallingford                 CT     557   11,043       1,023         557     12,066    12,623         3,074  12/23/86       1974
Waterbury                   CT     514   10,186         742         630     10,812    11,442         2,814  12/23/86       1971
Forestville                 CT     465    9,235       1,342         476     10,566    11,042         2,613  12/23/86       1972
Waterbury                   CT   1,003    9,023           0       1,003      9,023    10,026         1,008   5/11/92       1974
Boston                      MA   2,164   20,836       1,977       2,163     22,814    24,977         4,278    5/1/89       1968
Worchester                  MA   1,829   15,071       1,869       1,829     16,940    18,769         3,626    5/1/88       1970
Hyannis                     MA     829    7,463           0         829      7,463     8,292           834   5/11/92       1972
Middleboro                  MA   1,771   15,752           0       1,771     15,752    17,523         1,741   5/11/92       1975
North Andover               MA   1,448   11,049           0       1,448     11,049    12,497         1,234   5/11/92       1985
Canonsburg                  PA   1,499   13,493         606       1,518     14,080    15,598         2,037    3/1/91
                               ----------------  ----------  -------------------------------   -----------
         Subtotal               12,079  123,151       7,559       12,224   130,565   142,789        23,259                 1985
                               ----------------  ----------  -------------------------------   -----------

Medical Office Buildings and Clinics:
Boston                      MA   3,378   30,397          42       3,378     30,439    33,817           222   9/28/95       1985
Boston                      MA   1,447   13,028          17       1,447     13,045    14,492            95   9/28/95       1993
Boston                      MA   1,500   13,500         164       1,500     13,664    15,164            14  12/18/95       1988
Sacramento                  CA     644    3,206          77         644      3,283     3,927           112   8/30/94       1984
                               ----------------  ----------  -------------------------------    ----------
         Subtotal                6,969   60,131         300       6,969     60,431    67,400           443
                               ----------------  ----------  -------------------------------    ----------

Total Real Estate              $70,990 $669,955     $37,266     $72,124   $706,087  $778,211       $55,855
                               ================  ==========  ===============================    ==========

(1) Aggregate cost for federal income tax purposes is approximately $751,965.
(2) Depreciation is provided for on buildings and improvements ranging up to 40 years, equipment ranging up to 12 years.

                                      S-4

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                            SCHEDULE III - continued
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                             (Dollars in thousands)



                                                                            Real Estate and             Accumulated
                                                                                Equipment               Depreciation
                                                                             --------------             ------------

   Balance at January 1, 1993                                                   $337,076                  $26,194
       Additions                                                                  47,735                    8,775
                                                                              ----------                ---------
   Balance at December 31, 1993                                                  384,811                   34,969
       Additions                                                                 341,610                   13,594
       Disposals                                                                (53,338)                   (8,993)
                                                                              ----------                ---------
   Balance at December 31, 1994                                                  673,083                   39,570
       Additions                                                                 309,853                   21,047
       Disposals                                                                (24,376)                   (2,352)
       Real estate investments of Hospitality Properties Trust                 (180,349)                   (2,410)
                                                                              ----------                ---------

   Balance at December 31, 1995                                                 $778,211                  $55,855
                                                                              ==========                =========


                     HEALTH AND RETIREMENT PROPERTIES TRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995
                             (Dollars in thousands)


                                                                                                                Principal Amount of
                                                                                                         (1)     Loans Subject to
                                     Final                                              Face          Carry        Delinquent
                     Interest      Maturity                                            Value of       Value of     Principal
    Location           Rate          Date       Periodic Payment Terms                 Mortgage       Mortgage     or Interest
    --------        ---------     -----------   ----------------------                 --------       --------     -----------




FARMINGTON, MI        11.50%       12/31/00     Interest only, principal and           $4,300          $4,300
                                                interest starting in 1996,                                                  --
                                                payable monthly in arrears. $4.1
                                                million due at maturity

HOWELL, MI            11.50%       12/31/00     Interest only, principal and            5,100           5,100
                                                interest starting in 1996,                                                  --
                                                payable monthly in arrears. $4.9
                                                million due at maturity

MEDINA, OH            10.13%         2/1/98     Principal & interest  payable           5,942           5,675               --
                                                monthly in arrears.  $5.7
                                                million due at maturity.

AINSWORTH, NE          9.00%       12/31/16    Interest only, principal and             7,792           7,792
ASHLAND, NE                                    interest starting in 1996,
GRETNA, NE                                     payable monthly in arrears. $2.0
WAVERLY, NE                                    million due at maturity.
SUTHERLAND, NE
BLUE HILL, NE
CENTRAL CITY, NE

MILWAUKEE, WI         11.50%       12/31/10    Interest only, principal and            11,500           11,500              --
PEWAUKEE, WI                                   interest starting in 1997,
                                               payable monthly in arrears.
                                               $9.6 million due at maturity.




                  HEALTH AND RETIREMENT PROPERTIES TRUST
                          SCHEDULE IV - continued
                       MORTGAGE LOANS ON REAL ESTATE
                             December 31, 1995
                          (Dollars in thousands)


                                                                                                                Principal Amount of
                                                                                                         (1)     Loans Subject to
                                     Final                                              Face          Carry        Delinquent
                     Interest      Maturity                                            Value of       Value of      Principal
    Location           Rate          Date       Periodic Payment Terms                 Mortgage       Mortgage     or Interest
    --------        ---------     -----------   ----------------------                 --------       --------     -----------

MARION, NC            11.35%        4/30/07     Interest only, principal and           11,500          11,500
KING, NC                                        interest starting in 1997,                                                  --
ABERDEEN, NC                                    payable monthly in arrears.
NEW BERN, NC                                    $9.6 million due at maturity.

TORRANCE, CA          10.00%       12/31/02     Interest only, principal and           12,309          12,309
TORRANCE, CA                                    interest starting in 1997,                                                  --
ANAHEIM, CA                                     payable monthly in arrears.
                                                $11.5 million due at maturity

CANON CITY, CO       11.50%        12/31/16     Interest only, principal and           14,582          14,582               --
COLORADO SPRINGS, CO                            interest starting in 1996,
DELTA, CO                                       payable monthly in arrears. $5.4
                                                million due at maturity.


SLIDELL, LA          11.00%        12/31/10     Interest only, principal and           19,500          19,500               --
                                                interest starting in 1996,
                                                payable monthly in arrears.
                                                $13.8 million due at maturity.

30 MORTGAGES     8.10%-13.75%    4/96-12/16     Interest only or principal and         52,148          46,990            4,105
                                                interest payable monthly in
                                                arrears
                                                                                  ------------------------------------------------

                                                                   TOTAL            $ 144,673       $ 139,248         $   4,105
                                                                                  ================================================

   (1) Also represents cost for federal income tax purposes.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                             SCHEDULE IV- continued
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995
                             (Dollars in thousands)

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

Balance at January 1, 1993                                    $    47,173

     New mortgage loans.................................          133,939
     Collections of principal...........................          (33,827)
     Amortization of discounts..........................              965
                                                            -------------------
Balance at December 31, 1993............................          148,250

     New mortgage loans.................................           11,772
     Collections of principal...........................          (48,775)
     Amortization of discounts..........................            4,597
     Reclassification of real estate investment.........            9,947
                                                            -------------------
Balance at December 31, 1994............................          125,791

     New mortgage loans.................................           40,064
     Collection of principal............................          (28,560)
     Amortization of discounts..........................            1,953
                                                            ===================
Balance at December 31, 1995............................      $   139,248