Form 10-Q
period 1996-03-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1996-05-15
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                       OR
   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
                                      1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


       Maryland                                           04-6558834
- ----------------------------                 --------------------------------
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

       Number of Common Shares outstanding at the latest practicable date May 14, 1996: 66,200,726 shares of beneficial interest, $.01 par value.

                     HEALTH AND RETIREMENT PROPERTIES TRUST




                                    FORM 10-Q

                                  MARCH 31,1996

                                      INDEX

PART I    Financial Information                                          Page

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 1996 and December 31, 1995            1

          Statements of Income - Three Months Ended
             March 31, 1996 and 1995                                       2

          Statements of Cash Flows - Three Months Ended
             March 31, 1996 and 1995                                       3

          Note to Financial Statements                                     4

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  6


PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                                 7

          Signatures                                                       8

                     HEALTH AND RETIREMENT PROPERTIES TRUST



                                 BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                         March 31,                 December 31,
                                                                            1996                       1995
                                                                      ----------------           ----------------
ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $104,309 and $103,324, respectively):
    Land.......................................................          $ 73,323                    $ 72,124
    Buildings and improvements.................................           718,288                     706,087
                                                                      -----------
                                                                          791,611                     778,211
    Less accumulated depreciation...............................           60,906                      55,855
                                                                      -----------                 -----------
                                                                          730,705                     722,356


Real estate mortgages and notes, net (including note to affiliate
      of $1,565)................................................          156,821                     141,307
Investment in Hospitality Properties Trust......................           99,731                      99,959
Cash and cash equivalents.......................................           20,824                      18,640
Interest and rents receivable...................................            8,209                       7,895
Deferred interest and finance costs, net, and other assets......            7,356                       9,520
                                                                      -----------                  ----------
                                                                      $ 1,023,646                  $  999,677
                                                                      ===========                  ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable .............................................         $ 80,000                    $ 53,000
Senior notes and bonds payable, net.............................          216,820                     216,759
Accounts payable and accrued expenses...........................           11,546                      11,597
Security deposits...............................................            6,020                       7,386
Due to affiliates...............................................            1,070                       2,351
Dividends payable...............................................               --                      22,992

Commitments and contingencies

Shareholders' equity:
       Preferred shares of beneficial interest, $.01 par value:
      50,000,000 shares authorized, none issued..................              --                          --

       Common shares of beneficial interest, $.01 par value:
      100,000,000 shares authorized, 66,165,166 shares and
      65,690,166 shares issued and outstanding, respectively ....             662                         657
    Additional paid-in capital ..................................         782,678                     775,688
    Cumulative net income........................................         248,813                     233,044
    Dividends ...................................................        (323,963)                   (323,797)
     Total shareholders' equity.................................          708,190                     685,592
                                                                      -----------                ------------
                                                                      $ 1,023,646                  $  999,677
                                                                      ===========                ============





                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST



                              STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (unaudited)



                                                                                   Three Months Ended March 31,
                                                                                -----------------------------------


                                                                                      1996                 1995
                                                                                ----------------      -------------
Revenues:
   Rental income..................................................                      $ 22,938          $ 19,530
   Interest income................................................                         4,798             6,462
     Total revenues...............................................                        27,736            25,992
                                                                                 ---------------      ------------

Expenses:
   Interest.......................................................                         4,961             4,131
   Depreciation and amortization..................................                         5,182             4,615
   General and administrative.....................................                         1,473             1,414
     Total expenses...............................................                        11,616            10,160
                                                                                 ---------------      ------------

   Income before equity in earnings of Hospitality Properties Trust, gain
   on sale of property and extraordinary item                                             16,120            15,832

   Equity in earnings of Hospitality Properties Trust                                      2,092                --

                                                                                 ---------------      ------------
   Income before gain on sale of property and extraordinary item                          18,212            15,832
 ..................................................................

Gain on sale of property..........................................                             -             2,476
                                                                                 ---------------      ------------
Income before extraordinary item..................................                        18,212            18,308

Extraordinary item - early extinguishment of debt.................                       (2,443)                --
Net income........................................................                       $15,769          $ 18,308
                                                                                 ===============      ============

Weighted average share outstanding................................                        66,155            58,554
                                                                                 ===============      ============

Per share amounts:
Income before gain on sale of properties and extraordinary item                            $0.28             $0.27
                                                                                 ===============      ============
Income before extraordinary item...............................                            $0.28             $0.31
                                                                                 ===============      ============
Net income.....................................................                            $0.24             $0.31
                                                                                 ===============      ============















                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST



                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                      -----------------------------

                                                                           1996         1995
                                                                       ----------    ---------
Cash flows from operating activities:
   Net income                                                          $  15,769    $  18,308
   Adjustments to reconcile net income to cash provided by operating activities:
     Gain on sale of property                                               --         (2,476)
     Equity in earnings of Hospitality Properties Trust                   (2,092)        --
     Extraordinary item                                                    2,443         --
     Depreciation and amortization                                         5,182        4,615
     Amortization of deferred interest costs                                 428          266
     Change in assets and liabilities:
       Increase in interes(662) rents recei(6,186)nd other assets           (662)      (6,186)
       Increase (decrease) in security deposits                           (1,366)       1,000
       Decrease in accounts payable and accrued expenses                     (51)      (3,414)
       Decrease in due to affiliate                                       (1,281)      (1,091)
                                                                       ---------    ---------
   Cash provided by operating activities                                  18,370       11,022
                                                                       ---------    ---------

Cash flows from investing activities:
   Real estate acquisitions                                              (13,400)    (170,861)
   Investments in mortgage loans                                         (15,293)     (11,743)
   Proceeds from repayment of notes and mortgage loans                      --          8,110
   Proceeds from sale of real estate                                        --          5,000
   Dividend from Hospitality Properties Trust                              2,320         --
                                                                       ---------    ---------
     Cash used for investing activities                                  (26,373)    (169,494)
                                                                       ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common shares                                 6,995         --
   Proceeds from borrowings                                               27,000      150,000
   Deferred finance costs                                                   (650)        (919)
   Dividends paid                                                        (23,158)     (19,511)
                                                                       ---------    ---------
     Cash provided by financing activities                                10,187      129,570
                                                                       ---------    ---------

Increase (decrease) in cash                                                2,184      (28,902)
Cash and cash equivalents at beginning of period                          18,640       59,766
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $  20,824    $  30,864
                                                                       =========    =========

Supplemental cash flow information:
   Interest paid                                                       $   5,058    $   3,302
                                                                       =========    =========

Non-cash investing and financing activities:
   Purchase of real estate                                             $    --      $ (42,384)
   Sale of real estate                                                      --         19,550
   Issuance of shares                                                       --         24,684
   Investment in mortgage loan                                              --        (19,500)
   Increase in security deposit                                             --         17,940


                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)



Note 1.  Basis of Presentation

     The financial statements of Health and Retirement Properties Trust (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Shareholders' Equity

     On April 10, 1996, the Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended March 31, 1996, of $0.35, which will be distributed on or about May 21, 1996 to shareholders of record as of April 25, 1996.

     In January, 1996, the Company issued 475,000 shares, resulting in net proceeds of approximately $6,995, from the underwriters exercise of the over-allotment option pursuant to the December 1995 equity offering by the Company. In addition, in April, 1996, the Company issued 35,560 restricted shares of common stock to HRPT Advisors, Inc. (the "Advisor"), an affiliate, as compensation for the incentive fee earned for the year ended December 31, 1995.

Note 3.  Real Estate Properties

     In February 1996, the Company purchased for approximately $12,059 a medical building located in New York pursuant to a twenty year lease. The Company also provided $1,341 of improvement financing to existing tenants, of which $987 was funded to an affiliate of the Company. These transactions were funded with cash on hand and a $12,000 draw on the Company's revolving credit facility.

     At March 31, 1996, 31% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended March 22, 1996.

     At March 31, 1996, the Company had total commitments aggregating $13,994 to finance improvements to certain properties leased or mortgaged by the Company and to purchase a medical clinic.

Note 4.  Investment in Hospitality Properties Trust

     At March 31, 1996, the Company owned 4,000,000 shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $99,731 and market value of $107,000. During April 1996, HPT completed a public stock offering of 14,250,000 shares of common stock at a per share price of $26.625. After the completion of HPT's public offering, the Company's percentage of ownership of HPT is 14.9%. Pursuant to the HPT offering, the Company will realize a gain of approximately $3,600.

Note 5.  Real Estate Mortgages and Notes Receivable, net

     During the first quarter of 1996, the Company provided debt financing totaling $15,281. A $5,000 mortgage loan is secured by a retirement community and a $10,000 note is cross-collateralized by properties under existing mortgages with the Company. These mortgage and notes receivable bear interest between 10.5% and 11% and mature between 2006 and 2008. The financings were funded by $15,000 of drawings on the Company's revolving credit facility. The Company also provided improvement financing for existing facilities of $281.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)



Note 6.       Indebtedness

     In March 1996, the Company entered into a new agreement and restructured its $250 million unsecured revolving bank credit facility. The restated credit facility matures in 2000 and bears interest at LIBOR plus 0.875% per annum. In connection with the restructuring, the Company recognized an extraordinary loss of $2,443 from the early extinguishment of debt. At March 31, 1996, $80,000 was outstanding under the credit facility.

     On April 12, 1996, the Company prepaid the Revenue Refunding Bonds totaling $17,620 with $9,620 cash on hand and an $8,000 draw on its revolving credit facility.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

     Total revenues for the quarter ended March 31, 1996, increased to $27,736,000 from $25,992,000 for the quarter ended March 31, 1995. Rental income increased to $22,938,000 from $19,530,000, while interest income decreased to $4,798,000 from $6,462,000 during the comparable period. Rental income increased primarily as a result of new real estate investments subsequent to March 31, 1995, the full quarter impact of nine properties acquired during January, 1995, and increases in participating rent. Interest income decreased as a result of mortgage loan payoffs subsequent to March 31, 1995 and lower cash balances compared to the quarter ended March 31, 1995.

     Total expenses for the quarter ended March 31, 1996, increased to $11,616,000 from $10,160,000 for the quarter ended March 31, 1995. The increase is the result of increases in interest, depreciation and general and administrative expenses of $830,000, $567,000 and $59,000, respectively. Interest expense increased due to higher borrowings outstanding under its revolving credit facility during the comparable periods. Depreciation and general and administrative increased as a result of new investments since March 31, 1995.

     Net income for the quarter ended March 31, 1996 decreased to $15,769,000, or $.24 per share, from $18,308,000, or $.31 per share, for the same quarter in 1995. The decrease is the result of an extraordinary loss of $2,443,000 related to the early retirement of debt during March 1996, and the $2,476,000 gain on sale of real estate during January 1995. Income before gain on sale of real estate and extraordinary item increased to $18,212,000, or $.28 per share, from $15,832,000, or $.27 per share, primarily as a result of new investments since March 31, 1995, primarily the Company's equity investment in Hospitality Properties Trust. On a per share basis, net income has been diluted by the issuance of additional common shares issued since March 31, 1995.

     The Company bases its dividend primarily on Funds from Operations ("FFO"). The Company has adopted the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO, defined as income before equity in earnings of HPT, gain (loss) on sale of real estate and extraordinary items, plus depreciation and the Company's proportionate share of HPT's FFO. FFO for the 1996 quarter was $24,161,000, or $.37 per share, as compared to $20,059,000, or $.34 per share, for the 1995 quarter. Cash available for distribution may not necessarily equal FFO as the cash flow of the Company is affected by other factors not included in the FFO calculation. The dividends declared which relate to these quarters were $23,158,000, or $.35 per share, in 1996 and $20,121,000, or $.34 per share, in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Assets of the Company increased to $1.02 billion at March 31, 1996 from $999.7 million at December 31, 1995. The increase is primarily attributable to new acquisitions and the issuance of additional mortgage loans.

     In February 1996, the Company purchased for approximately $12,059,000 a medical building located in New York which is leased for twenty years. The Company also provided $1,341,000 of improvement financing to existing tenants, of which $987,000 was funded to an affiliate of the Company. These transactions were funded with cash on hand and a $12,000,000 draw on the Company's revolving credit facility.

     During the first quarter of 1996, the Company provided debt financing totaling $15,281,000. A $5,000,000 mortgage loan is secured by a retirement community and a $10,000,000 note is cross-collateralized by properties under existing mortgages with the Company. These mortgage and notes receivable bear interest between 10.5% and 11% and mature between 2006 and 2008. The financings were funded by $15,000,000 of drawings on the Company's revolving credit facility. The Company also provided improvement financing for existing facilities of $281,000.

     In January, 1996, the underwriters from the December, 1995, offering exercised the over-allotment option for 475,000 shares resulting in net proceeds of approximately $6,995,000.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES - continued


     At March 31, 1996, the Company had $20,824,000 of cash and cash equivalents, and the ability to borrow up to an additional $170,000,000 under its revolving credit facility. The facility matures in 2000 and bears interest at a spread over LIBOR. The effective interest rates on the Company's Senior Notes are capped by the use of interest rate cap agreements. The interest rate cap agreements provide for maximum weighted average interest rates of approximately 6.24% on $200 million of its variable rate debt through 1997.

     At March 31, 1996, the Company had commitments to provide financing totaling approximately $13,994,000. The Company intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any.

     The Company continues to seek new investments to expand and diversity its portfolio of leased and mortgaged health care related real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of March 31, 1996, the Company's debt as a percentage of total market capitalization was approximately 21%.

CERTAIN IMPORTANT FACTORS

     The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any healthcare property's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's healthcare properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.



Part II  Other Information

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits:
         27 Financial Data Schedule

     (b) Reports on Form 8-K:
         None.

                     HEALTH AND RETIREMENT PROPERTIES TRUST




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HEALTH AND RETIREMENT PROPERTIES TRUST


                               By:      /S/ David J. Hegarty
                                        David J. Hegarty
                                        President and Chief Operating Officer
                                        Dated: May 15, 1996

                               By:      /S/ Ajay Saini
                                        Ajay Saini
                                        Treasurer and Chief Financial Officer
                                        Dated: May 15, 1996