Form 10-Q
period 1996-06-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1996-08-14
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


          Maryland                                         04-6558834
- ---------------------------------              -------------------------------
   (State or other jurisdiction                         (IRS Employer
     of incorporation)                               Identification No.)


                 400 Centre Street, Newton, Massachusetts 02158
               (Address of principal executive offices) (Zip Code)

                                  617-332-3990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Number of Common Shares outstanding at August 12, 1996:
            66,209,476 shares of beneficial interest, $.01 par value.

                     HEALTH AND RETIREMENT PROPERTIES TRUST




                                    FORM 10-Q

                                  JUNE 30, 1996


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



                                        INDEX
                                                                                                      Page

PART I           Financial Information

Item 1.          Financial Statements (Unaudited)

                 Balance Sheets - June 30, 1996 and December 31, 1995                                  1

                     Statements of Income - Three and Six Months Ended June 30, 1996                   2
                     and 1995

                          Statements of Cash Flows - Six Months Ended June 30, 1996 and                3
                          1995

                 Notes to Financial Statements                                                         4

Item 2.              Management's Discussion and Analysis of Financial Condition and                   6
                     Results of Operations

PART II          Other Information

Item 4.          Submission of Matters to a Vote of Securities Holders                                 8

Item 6.          Exhibits and Reports on Form 8-K                                                      8

                 Signatures                                                                            9

                     HEALTH AND RETIREMENT PROPERTIES TRUST



                                 BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                           June 30,           December 31,
                                                                            1996                 1995
                                                                      -----------------    -----------------

ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $104,913 and $103,324, respectively):
    Land ..........................................................   $    75,680            $    72,124
    Buildings and improvements ....................................       741,139                706,087
                                                                      -----------            -----------
                                                                          816,819                778,211
    Less accumulated depreciation .................................        66,053                 55,855
                                                                      -----------            -----------
                                                                          750,766                722,356

Real estate mortgages and notes, net (including note to affiliate
      of $1,365 and $1,565, respectively) .........................       150,113                141,307
Investment in Hospitality Properties Trust ........................       103,250                 99,959
Cash and cash equivalents .........................................        18,403                 18,640
Interest and rents receivable .....................................         9,486                  7,895
Deferred interest and finance costs, net, and other assets ........        11,286                  9,520
                                                                      -----------            -----------
                                                                      $ 1,043,304            $   999,677
                                                                      ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable ................................................   $   117,000            $    53,000
Senior notes and bonds payable, net ...............................       199,262                216,759
Accounts payable and accrued expenses .............................        10,964                 11,597
Security deposits .................................................         7,420                  7,386
Due to affiliates .................................................           596                  2,351
Dividends payable .................................................          --                   22,992

Commitments and contingencies

Shareholders' equity:
      Preferred shares of beneficial interest, $.01 par value:
        50,000,000 shares authorized, none issued ...................        --                     --
      Common shares of beneficial interest, $.01 par value:
        100,000,000 shares authorized, 66,209,476 shares and
        65,690,166 shares issued and outstanding, respectively ......         662                    657
    Additional paid-in capital ....................................       783,258                775,688
    Cumulative net income .........................................       271,275                233,044
    Dividends .....................................................      (347,133)              (323,797)
                                                                      -----------            -----------
     Total shareholders' equity ...................................       708,062                685,592
                                                                      -----------            -----------
                                                                      $ 1,043,304            $   999,677
                                                                      ===========            ===========







                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST



                              STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (unaudited)



                                                        Quarter Ended June 30,          Six Months Ended June 30,
                                                       1996             1995              1996             1995
                                                     --------         --------         --------          --------

Revenues:
   Rental income .................................   $ 23,389         $ 24,966         $ 46,277          $ 44,796
   Interest income ...............................      5,438            5,532           10,286            11,694
                                                     --------         --------         --------          --------
     Total revenues ..............................     28,827           30,498           56,563            56,490
                                                     --------         --------         --------          --------

Expenses:
   Interest ......................................      5,285            7,013           10,246            11,144
   Depreciation and amortization .................      5,319            6,161           10,501            10,776
   General and administrative ....................      1,600            1,656            3,073             3,070
                                                     --------         --------         --------          --------
     Total expenses ..............................     12,204           14,830           23,820            24,990
                                                     --------         --------         --------          --------

Income before equity in earnings of  Hospitality
  Properties  Trust,  gain on sale of property
  and extraordinary item .........................     16,623           15,668           32,743            31,500

Equity in earnings of Hospitality Properties Trust      2,236             --              4,328              --
Gain on equity transaction of Hospitality
  Properties Trust ...............................      3,603             --              3,603              --
                                                     --------         --------         --------          --------
Income before gain on sale of property and
  extraordinary item .............................     22,462           15,668           40,674            31,500

Gain on sale of property .........................       --               --               --               2,476
                                                     --------         --------         --------          --------
Income before extraordinary item .................     22,462           15,668           40,674            33,976

Extraordinary item - early extinguishment of debt        --               --             (2,443)             --
                                                     --------         --------         --------          --------
Net income .......................................   $ 22,462         $ 15,668         $ 38,231          $ 33,976
                                                     ========         ========         ========          ========

Weighted average shares outstanding ..............     66,199           59,180           66,177            58,869
                                                     ========         ========         ========          ========

Per share amounts:
Income before gain on sale of property and
  extraordinary item
                                                        $0.34            $0.26            $0.61             $0.54
                                                     ========         ========         ========          ========
Income before extraordinary item.................       $0.34            $0.26            $0.61             $0.58
                                                     ========         ========         ========          ========
Net income.......................................       $0.34            $0.26            $0.58             $0.58
                                                     ========         ========         ========          ========


                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                         For the Six Months Ended June 30,
                                                                              1996              1995
                                                                          -----------      ------------

Cash flows from operating activities:
   Net income ........................................................   $  38,231          $  33,976
     Adjustments to reconcile net income to cash provided by operating activities:
       Gain on sale of property ......................................          --             (2,476)
       Gain on sale of stock by Hospitality Properties Trust .........      (3,603)                --
       Equity in earnings of Hospitality Properties Trust ............      (4,328)                --
       Extraordinary item ............................................       2,443                 --
       Depreciation and amortization .................................      10,501             10,776
       Amortization of deferred interest costs .......................         856                673
       Change in assets and liabilities:
         Increase in in(6,346)and rents recei(6,965)nd other assets
         Increase in security deposits ...............................          34              3,351
         Decrease in accounts payable and accrued expenses ...........        (633)            (3,483)
         Decrease in due to affiliate ................................      (1,175)            (1,508)
                                                                         ---------          ---------
     Cash provided by operating activities ...........................      35,980             34,344
                                                                         ---------          ---------

Cash flows from investing activities:

   Real estate acquisitions ..........................................     (38,608)          (187,448)
   Investments in mortgage loans .....................................     (15,782)           (20,889)
   Proceeds from repayment of notes and mortgage loans ...............       6,997             10,414
   Proceeds from sale of real estate .................................          --              5,000
   Repayment and advance of loan to affiliate ........................         200             (1,065)
   Dividends from Hospitality Properties Trust .......................       4,640                 --
                                                                         ---------          ---------
     Cash used for investing activities ..............................     (42,553)          (193,988)
                                                                         ---------          ---------
Cash flows from financing activities:
   Proceeds from issuance of common shares ...........................       6,995                 --
   Proceeds from borrowings ..........................................      64,000            168,000
   Payments on borrowings ............................................     (17,620)                --
   Deferred finance costs ............................................        (711)            (1,011)
   Dividends paid ....................................................     (46,328)           (39,632)
                                                                         ---------          ---------
     Cash provided by financing activities ...........................       6,336            127,357
                                                                         ---------          ---------
Decrease in cash .....................................................        (237)           (32,287)
Cash and cash equivalents at beginning of period .....................      18,640             59,766
                                                                         ---------          ---------
Cash and cash equivalents at end of period ...........................   $  18,403          $  27,479
                                                                         =========          =========
Supplemental cash flow information:
   Interest paid .....................................................   $  10,176          $   9,741
                                                                         =========          =========

Non-cash investing and financing activities:
   Purchase of real estate ...........................................   $      --          $ (42,384)
   Issuance of shares ................................................          --             24,684
   Sale of real estate ...............................................          --             19,500
   Investment in mortgage loan .......................................          --            (19,500)
   Increase in security deposit ......................................          --             17,940




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

Note 2.  Shareholders' Equity

     On July 1, 1996, the Trustees declared a dividend on the Company's common shares with respect to the quarter ended June 30, 1996, of $0.35 which will be distributed on or about August 22, 1996 to shareholders of record as of July 25, 1996.

     In January 1996, the Company issued 475,000 shares, resulting in net proceeds of approximately $6,995, as a result of the underwriters exercise of the over-allotment option pursuant to the December 1995 equity offering by the Company. In April, 1996, the Company issued 35,560 restricted shares of common stock to HRPT Advisors, Inc. (the "Advisor"), an affiliate, as compensation for the incentive fee earned for the year ended December 31, 1995.

     In June 1996, 7,250 shares were granted to officers of the Company and certain employees of the Advisor under the 1992 Incentive Share Award Plan. The three independent Trustees, as part of their annual fee, were also each granted 500 shares. The shares granted to the officers and certain employees of the Advisor vest over a three year period. The shares granted to the Trustees vest immediately.

Note 3.  Real Estate Properties

     During 1996, the Company purchased two medical clinics and five nursing facilities for approximately $35,639 and simultaneously leased these properties for periods up to 21 years. During the six months ended June 30, 1996, the Company also provided $2,969 of improvement financing to existing tenants.

     At June 30, 1996, 31% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended June 14, 1996.

     At June 30, 1996, the Company had total commitments outstanding aggregating $34,599 for improvements to certain properties leased or mortgaged by the Company and to purchase a medical office building.

Note 4.  Investment in Hospitality Properties Trust

     At June 30, 1996, the Company owned 4,000,000 shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $103,250 and market value of $107,000. HPT is a real estate investment trust investing principally in income producing hotel and lodging related real estate. The Company's percentage of ownership of HPT as of June 30, 1996, was 14.9%. During April 1996, HPT completed a public stock offering of 14,250,000 shares of common stock at a per share price of $26.625 for total consideration of approximately $379,406. As a result of this transaction, the company's ownership percentage was reduced from 31.7% to 14.9%. Pursuant to the HPT offering, the Company realized a gain of $3,603. The Company uses the income statement method to account for issuances of common stock by HPT. Although the Company did not sell any shares, under this method gains and losses on issuance of stock by a HPT are recognized in the income statement.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)



Note 5.  Real Estate Mortgages and Notes Receivable, net

     During 1996, the Company provided debt financing totaling $15,782 secured by a retirement community and by properties under existing mortgages with the Company. These mortgage and notes receivable bear interest between 10.5% and 11% and mature between 2006 and 2008. The Company also provided improvement financing for existing facilities of $782. The Company received regularly scheduled principal payments and prepayments of mortgages secured by four nursing facilities totaling $6,997.

Note 6. Indebtedness

     In March 1996, the Company entered into a new agreement and refinanced its $250 million unsecured revolving bank credit facility. The restated credit facility matures in 2000 and bears interest at LIBOR plus 0.875% per annum. In connection with the refinancing, the Company recognized an extraordinary loss of $2,443 from the early extinguishment of debt. At June 30, 1996, $117,000 was outstanding under the credit facility.

     In April, 1996, the Company prepaid the outstanding secured Revenue Refunding Bonds totaling $17,620 by borrowing on the revolving bank credit facility and from available cash.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Versus 1995

     Total revenues for the quarter ended June 30, 1996, decreased to $28,827,000 from $30,498,000 for the quarter ended June 30, 1995. Rental income decreased by $1,577,000 and interest income decreased by $94,000. Rental income decreased because revenue for the 1996 period does not include revenues from the Company's formerly wholly owned subsidiary, Hospitality Properties Trust ("HPT"). In March 1995, HPT acquired 21 Courtyard by Marriott(R) hotels. In August 1995, HPT completed its initial public offering (the "IPO"). Prior to the IPO, operating results of HPT were included in the Company's results of operations. Since the IPO, the Company's investment in HPT has been accounted for using the equity method. The Company's percentage of ownership of HPT as of June 30, 1996, was 14.9%. This rental revenue decrease has been partially offset by $118,630,000 of new real estate investments subsequent to June 30, 1995. Interest income decreased as a result of mortgage loan payoffs subsequent to June 30, 1995 and lower cash balances compared to the quarter ended June 30, 1995.

     Total expenses for the quarter ended June 30, 1996, decreased to $12,204,000 from $14,830,000 for the quarter ended June 30, 1995. Interest, depreciation and amortization, and general and administrative expense decreased by $1,728,000, $842,000 and $56,000 respectively. Interest decreased due to lower interest rates and lower debt outstanding during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. Amortization expense decreased as a result of the early extinguishment of debt during March 1996. Depreciation and general and administrative expenses decreased primarily as the result of the HPT transaction described above.

     Net income for the quarter ended June 30, 1996, increased to $18,859,000, or $.28 per share, from $15,668,000, or $.26 per share, for the same quarter in 1995. This increase is primarily a result of new investments since June 30, 1995. On a per share basis, net income has been diluted by the issuance of additional common shares issued since June 30, 1995.

     The Company bases its dividend primarily on Funds from Operations ("FFO"). The Company has adopted the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO, as income before equity in earnings of HPT, gain (loss) on sale of real estate and extraordinary items, plus depreciation and the Company's proportionate share of HPT's FFO. FFO for the 1996 quarter was $24,838,000, or $.38 per share, as compared to $21,438,000, or $.36 per share, for the 1995 quarter. Cash available for distribution may not necessarily equal FFO as the cash flow of the Company is affected by other factors not included in the FFO calculation. The dividends declared which relate to these quarters were $23,170,000, or $.35 per share, in 1996 and $20,121,000, or $.34 per share, in 1995.

Six Months Ended June 30, 1996 Versus 1995

     Total revenues for the six months ended June 30, 1996 increased to $56,563,000 from $56,490,000 for the six months ended June 30, 1995. Rental income increased by $1,481,000 and interest income decreased by $1,408,000. Rental income increased primarily as the net result of $118,630,000 of new investments subsequent to June 30, 1995, offset by the HPT transaction described above. Interest income decreased as a result of mortgage loan payoffs subsequent to June 30, 1995 and lower cash balances compared to the six months ended June 30, 1995.

     Total expenses for the six months ended June 30, 1996 decreased to $23,820,000 from $24,990,000 for the six months ended June 30, 1995. Interest expense and depreciation and amortization expense decreased by $898,000 and $275,000, respectively, while general and administrative increased by $3,000. Interest expense decreased due to lower interest rates and lower debt outstanding during the six months ended June 30, 1996 as compared to the quarter ended June 30, 1995. Depreciation and amortization expense decreased primarily as a result of the depreciation expense associated with the HPT transaction and amortization expense reduced by the early extinguishment of debt during March 1996. General and administrative remained relatively unchanged from the prior year, with the increased expenses related to new investments being offset by decreases associated with the HPT transaction.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended June 30, 1996 Versus 1995 - continued

     Net income increased to $34,628,000, or $.52 per share, for the 1996 period from $33,976,000, or $.58 per share, for the 1995 period. The increase in net income is primarily a result of the new investments since June 30, 1995. On a per share basis, net income decreased because of additional common shares issued since June 30, 1995.

     Funds from operations for the six months ended June 30, 1996, were $49,000,000, or $.74 per share, and $41,497,000, or $.70 per share, for the 1995 period. The dividends declared which relate to the six months ended June 30, 1996 and 1995 were $46,328,000, or $.70 per share, and $40,246,000, or $.68 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets of the Company increased to $1.043 billion at June 30, 1996, from $999,667,000 million at December 31, 1995. The increase is primarily attributable to new real estate acquisitions and the issuance of additional mortgage loans.

     During 1996, the Company purchased two medical clinics and five nursing for approximately $35,639,000, which were simultaneously leased for periods up to 21 years. During the six months ended June 30, 1996, the Company also provided $2,969,000 of improvement financing to existing tenants. These transactions were funded with cash on hand and draws on the Company's revolving credit facility.

     During 1996, the Company provided debt financing totaling $15,782,000 secured by a retirement community and cross-collateralized by properties under existing mortgages with the Company. These mortgage and notes receivable bear interest between 10.5% and 11% and mature between 2006 and 2008. During this period, the Company also provided improvement financing for existing facilities of $782,000. These transactions were funded with cash on hand and draws on the Company's revolving credit facility.

     In January 1996, the underwriters for the December 1995 share offering exercised the over-allotment option for 475,000 shares resulting in net proceeds of approximately $6,995,000.

     At June 30, 1996, the Company had $18,403,000 of cash and cash equivalents, and the ability to borrow up to an additional $133,000,000 under its revolving credit facility. The facility matures in 2000 and bears interest at a spread over LIBOR. The effective interest rates on the Company's senior notes are capped by the use of interest rate cap agreements. The interest rate cap agreements provide for maximum weighted average interest rates of approximately 6.24% on $200,000,000 of variable rate debt through 1997.

     At June 30, 1996, the Company had outstanding commitments to provide financing totaling approximately $34,599,000. The Company intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any.

     The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such funding. As of June 30, 1996, the Company's debt as a percentage of total market capitalization was approximately 22%.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


CERTAIN IMPORTANT FACTORS

     The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the consummation of additional acquisitions and financings, the funding of the Company's commitments, policies and plans of the Company regarding investments, financings or other matters. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.


Part II  Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company's Annual Shareholders Meeting commenced on May 14, 1996 and adjourned in part until June 28, 1996. Barry M. Portnoy and Bruce M. Gans, M.D., were re-elected to serve as Trustees in Group I on the Board of Trustees. There were 55,017,630 and 54,988,845 shares, respectively, voted in favor of, and 372,388 and 401,173 shares, respectively, withheld from voting for the re-election of Barry M. Portnoy and Bruce M. Gans, M.D., and 150,250 shares not voted with respect to each such Trustee. Trustees in Group II and III, Ralph J. Watts, Rev. Justinian Manning, C.P. and Gerard M. Martin, continued in office as Trustees after the meeting.

     As previously reported, on June 28, 1996 the shareholders approved an amendment to the Declaration of Trust to allow the Board of Trustees to increase or decrease the authorized capital shares of the Company. There were 33,474,724 shares voted in favor of, 6,378,103 shares voted against, 1,409,607 votes abstaining and 19,945,774 shares not voting with respect to the amendment to the Company's Declaration of Trust.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             27.  Financial Data Schedule

         (b) Reports on Form 8-K:

     The Company filed a current report on Form 8-K, dated July 9, 1996 relating to the shareholders approval of the amendment to the Trust's Amended and Restated Declaration of Trust described in Item 4 of this Part II.

                     HEALTH AND RETIREMENT PROPERTIES TRUST




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                      By: /S/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated:  August 14, 1996

                                      By: /S/ Ajay Saini
                                          Ajay Saini
                                          Treasurer and Chief Financial Officer
                                          Dated:  August 14, 1996