Form 10-Q/A
period 1996-06-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1996-08-15
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                   AMENDMENT 1

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

     Net income for the quarter ended June 30, 1996, increased to $22,462,000 or $.34 per share, from $15,668,000, or $.26 per share, for the same quarter in 1995. This increase is primarily a result of new investments since June 30, 1995, and the recognition of a gain resulting from the public stock offering by HPT of its shares.

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

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended June 30, 1996 Versus 1995 - continued

     Net income increased to $38,231,000, or $.58 per share, for the 1996 period from $33,976,000, or $.58 per share, for the 1995 period. The increase in net income is primarily a result of the new investments since June 30, 1995, and the recognition of a gain resulting from the public stock offering by HPT of its shares.

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

                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                      By: /S/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated:  August 15, 1996

                                      By: /S/ Ajay Saini
                                          Ajay Saini
                                          Treasurer and Chief Financial Officer
                                          Dated:  August 15, 1996