Form 10-Q
period 1996-09-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1996-11-14
CIK 803649

HEALTH AND RETIREMENT PROPERTIES TRUST



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                       OR
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


                      Maryland                              04-6558834
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

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

            Number of Common Shares outstanding at November 14, 1996:
            66,325,030 shares of beneficial interest, $.01 par value.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                    FORM 10-Q

                               SEPTEMBER 30, 1996


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



                                                          INDEX

 PART I     Financial Information                                          Page

 Item 1.    Financial Statements (Unaudited)

            Balance Sheets - September 30, 1996 and December 31, 1995         1

            Statements of Income - Three and Nine Months Ended
              September 30, 1996 and 1995                                     2

            Statements of Cash Flows - Nine Months Ended
              September 30, 1996 and 1995                                     3

            Notes to Financial Statements                                     4

 Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6

 PART II    Other Information

 Item 1.    Legal Proceedings                                                 9

 Item 6.    Exhibits and Reports on Form 8-K                                  9

            Signatures                                                       10

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                 BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                           September 30,              December 31,
                                                                                1996                      1995
                                                                         ------------------         -----------------
ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $106,356 and $103,324, respectively):
  Land.............................................................      $       78,165               $    72,124
  Buildings and improvements.......................................             766,631                   706,087
                                                                         ------------------         -----------------
                                                                                844,796                   778,211
  Less accumulated depreciation....................................              71,323                    55,855
                                                                         ------------------         -----------------
                                                                                773,473                   722,356

Real estate mortgages and notes, net (including note to affiliate
  of $1,365 and $1,565, respectively)..............................             150,704                   141,307
Investment in Hospitality Properties Trust.........................             103,231                    99,959
Cash and cash equivalents..........................................              17,098                    18,640
Interest and rents receivable......................................              11,530                     7,895
Deferred interest and finance costs, net, and other assets.........              13,844                     9,520
                                                                         ------------------         -----------------
                                                                           $  1,069,880               $   999,677
                                                                         ==================         =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                         $    147,000               $    53,000
Senior notes and bonds payable, net................................             199,323                   216,759
Accounts payable and accrued expenses..............................              11,252                    11,597
Security deposits                                                                 8,235                     7,386
Due to affiliates                                                                   578                     2,351
Dividends payable                                                                23,835                    22,992

Commitments and contingencies

Shareholders' equity:
  Preferred shares of beneficial interest, $.01 par value:
   50,000,000 shares authorized, none issued.......................                  --                        --
  Common shares of beneficial interest, $.01 par value:
   100,000,000 shares authorized, 66,209,476 shares and
   65,690,166 shares issued and outstanding, respectively..........                 662                       657
  Additional paid-in capital.......................................             783,404                   775,688
  Cumulative net income............................................             289,733                   233,044
  Dividends........................................................            (394,142)                 (323,797)
                                                                         ------------------         -----------------
   Total shareholders' equity......................................             679,657                   685,592
                                                                         ------------------         -----------------
                                                                           $  1,069,880               $  999,677
                                                                         ==================         =================



                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                              STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (unaudited)



                                                                    Quarter Ended                         Nine Months Ended
                                                                       September 30,                           September 30,
                                                     ------------------------------------      -------------------------------------
                                                           1996                 1995                 1996                  1995
                                                     ----------------      --------------      ----------------      ---------------
Revenues:
   Rental income..................................        $ 23,803             $ 22,993           $ 70,080             $ 67,789
   Interest income................................           5,235                5,980             15,521               17,674
                                                     ----------------      ---------------      ---------------      ---------------
     Total revenues...............................          29,038               28,973             85,601               85,463
                                                     ----------------      ---------------      ---------------      ---------------

Expenses:
   Interest.......................................           5,580                6,675             15,826               17,819
   Depreciation and amortization..................           5,592                5,538             16,093               16,314
   General and administrative.....................           1,709                1,606              4,782                4,676
                                                     ----------------      ---------------      ---------------      ---------------
     Total expenses...............................          12,881               13,819             36,701               38,809
                                                     ----------------      ---------------      ---------------      ---------------

   Income before equity in earnings of
     Hospitality Properties Trust, gain on
     sale of property and extraordinary item......          16,157               15,154             48,900               46,654

   Equity in earnings of Hospitality
     Properties Trust.............................           2,301                  898              6,629                  898
   Gain on equity transaction of Hospitality
     Properties Trust.............................              --                   --              3,603                   --
                                                      ----------------     ---------------      ---------------      ---------------
   Income before gain on sale of property and
     extraordinary item..........................           18,458               16,052             59,132               47,552
   Gain on sale of property......................               --                   --                 --                2,476
                                                      ----------------     ---------------      ---------------      ---------------
   Income before extraordinary item..............           18,458               16,052             59,132               50,028

   Extraordinary item - early extinguishment
    of debt......................................              --                    --             (2,443)                  --
                                                      ----------------     ---------------      ---------------      ---------------
   Net income....................................         $ 18,458            $  16,052           $ 56,689            $  50,028
                                                      ================     ===============      ===============      ===============

   Weighted average shares outstanding...........           66,209               59,189             66,188               58,977
                                                      ================     ===============      ===============      ===============

Per share amounts:
   Income before gain on sale of property
    and extraordinary item.......................
                                                             $0.28                $0.27              $0.89                $0.81
                                                       ================    ==============       ===============      ===============
   Income before extraordinary item..............            $0.28                $0.27              $0.89                $0.85
                                                       ================                                              ===============
   Net income....................................            $0.28                $0.27              $0.86                $0.85
                                                       ================    ===============      ===============      ===============

                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                        For the Nine Months Ended September 30,
                                                                                                    September 30,
                                                                                        --------------------------------------

                                                                                              1996                   1995
                                                                                        ----------------      ------------------
Cash flows from operating activities:
   Net income...................................................................          $   56,689            $   50,028
     Adjustments to reconcile net income to cash provided
       by operating activities:
     Gain on sale of property...................................................                  --                (2,476)
     Gain on sale of stock by Hospitality Properties Trust......................              (3,603)                   --
     Equity in earnings of Hospitality Properties Trust.........................              (6,629)                 (898)
     Extraordinary item.........................................................               2,443                    --
     Depreciation and amortization..............................................              16,093                16,314
     Amortization of deferred interest costs....................................               1,283                 1,100
     Change in assets and liabilities:
       Increase in interest and rents receivable and other assets...............
       Increase in security deposits............................................                 849                 3,586
       Decrease in accounts payable and accrued expenses........................                (345)               (5,492)
       Decrease in due to affiliate.............................................              (1,193)               (1,120)
                                                                                        ----------------      ------------------
     Cash provided by operating activities......................................              54,260                59,602
                                                                                        ----------------      ------------------
Cash flows from investing activities:

   Real estate acquisitions.....................................................             (66,585)             (193,105)
   Investments in mortgage loans................................................             (16,369)              (22,827)
   Proceeds from repayment of notes and mortgage loans..........................               6,843                26,959
   Proceeds from sale of real estate............................................                  --                 5,000
   Dividends from Hospitality Properties Trust..................................               6,960                   --
   Repayment and advance of loan to affiliate...................................                 200                (1,065)
                                                                                        -----------------      ------------------
     Cash used for investing activities.........................................             (68,951)             (185,038)
                                                                                        -----------------      ------------------
Cash flows from financing activities:
   Proceeds from issuance of common shares......................................               6,990                    --
   Proceeds from borrowings.....................................................             101,000               213,000
   Payments on borrowings.......................................................             (24,620)              (65,000)
   Deferred finance costs.......................................................                (719)               (1,665)
   Dividends paid...............................................................             (69,502)              (59,757)
                                                                                        -----------------      ----------------
     Cash provided by financing activities......................................              13,149                86,578
                                                                                        -----------------      ----------------
Decrease in cash................................................................              (1,542)              (38,858)
Cash and cash equivalents at beginning of period................................              18,640                59,766
                                                                                        -----------------      ----------------
Cash and cash equivalents at end of period......................................          $   17,098            $   20,908
                                                                                        =================      ================
Supplemental cash flow information:
   Interest paid................................................................          $   15,709            $   16,599
                                                                                        =================      ================
Non-cash investing and financing activities:
   Purchase of real estate......................................................          $       --            $  (24,444)
   Issuance of shares...........................................................                  --                24,838
   Sale of real estate..........................................................                  --                19,500
   Investment in mortgage loan..................................................                  --               (19,500)
   Investment in Hospitality Properties Trust...................................                  --              (100,000)
   Cancellation of advances and loans to Hospitality Properties Trust...........                  --               100,000



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

Note 2.  Shareholders' Equity

     On September 18, 1996, the Trustees declared a dividend on the Company's common shares of beneficial interest ("Common Shares") with respect to the quarter ended September 30, 1996, of $0.36 which will be distributed on or about November 22, 1996 to shareholders of record as of October 17, 1996.

     In January 1996, the Company issued 475,000 Common Shares, resulting in net proceeds of approximately $6,990, as a result of the underwriters exercise of the over-allotment option pursuant to the December 1995 equity offering by the Company. In April, 1996, the Company issued 35,560 restricted Common Shares to HRPT Advisors, Inc. (the "Advisor"), an affiliate, as compensation for the incentive fee earned for the year ended December 31, 1995. In June 1996, 7,250 Common Shares were granted to officers of the Company and certain employees of the Advisor under the 1992 Incentive Share Award Plan. The three independent Trustees, as part of their annual fee, were also each granted 500 Common Shares.

Note 3.  Real Estate Properties

     During 1996, the Company purchased two medical clinics, one medical office building and five nursing facilities for approximately $60,869 with lease periods ranging up to 21 years. During the nine months ended September 30, 1996, the Company also provided $5,716 of improvement financing to existing tenants.

     At September 30, 1996, 30% of the Company's real estate investments, including real estate properties and mortgage receivables, net, and the investment in Hospitality Properties Trust, were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended September 6, 1996.

     At September 30, 1996, the Company had total commitments outstanding aggregating $62,769 for improvements to certain properties leased or mortgaged by the Company and to purchase two medical office buildings.

Note 4.  Investment in Hospitality Properties Trust

     At September 30, 1996, the Company owned 4,000,000 common shares of beneficial interest of Hospitality Properties Trust ("HPT") with a carrying value of $103,231 and market value of $107,000. HPT is a real estate investment trust investing principally in income producing hotel and lodging related real estate. The Company's percentage of ownership of HPT as of September 30, 1996, was 14.9%. During April 1996, HPT completed a public stock offering of 14,250,000 common shares of beneficial interest at a per share price of $26.625 for total consideration of approximately $379,406. As a result of this transaction, the Company's ownership percentage was reduced from 31.7% to 14.9%. Pursuant to the HPT offering, the Company realized a gain of $3,603. The Company uses the income statement method to account for issuances of common shares of beneficial interest by HPT. Although the Company did not sell any shares, under this method gains and losses on the issuance of common shares of beneficial interest by HPT are recognized in the income statement.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)




Note 5.  Real Estate Mortgages and Notes Receivable, net

     During 1996, the Company provided debt financing totaling $15,000 secured by a retirement community and by properties under existing mortgages with the Company. These mortgage and notes receivable bear interest between 10.5% and 11% and mature between 2006 and 2008. The Company also provided improvement financing for existing mortgaged properties of $1,369. The Company received regularly scheduled principal payments and prepayments of mortgages secured by four nursing facilities totaling $6,843.

Note 6.  Indebtedness

     In March 1996, the Company entered into a new credit facility to refinance its $250 million unsecured revolving bank credit facility. The restated credit facility matures in 2000 and bears interest at LIBOR plus 0.875% per annum. In connection with the refinancing, the Company recognized an extraordinary loss of $2,443 from the early extinguishment of debt. At September 30, 1996, $147,000 was outstanding under the credit facility.

     In April, 1996, the Company prepaid the outstanding secured Revenue Refunding Bonds totaling $17,620 by borrowing on the revolving bank credit facility and from available cash.

     In October 1996, the Company issued $200,000 of 7.5% and $40,000 of 7.25% convertible subordinated debentures due 2003 and 2001, respectively. The debentures are non-callable for three years and are convertible at any time prior to maturity into common shares of the Company at a price of $18 per share. The net proceeds were used in part to repay the outstanding balance of $147,000 on the Company's revolving bank credit facility and $75,450 were placed in an irrevocable trust to complete an in-substance defeasance of the $75,000 Floating Rate Senior Notes, Series A, due 1999. The Company will recognize an extraordinary loss of approximately $1,500 as a result of the early extinguishment of such debt in the fourth quarter of 1996. The remaining proceeds were used for general business purposes.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Versus 1995

     Total revenues for the quarter ended September 30, 1996, increased by $65,000 as compared to the quarter ended September 30, 1995. Rental income increased by $810,000 and interest income decreased by $745,000. Rental income increased as a net result of $82,895,000 of real estate investments subsequent to September 30, 1995, offset by the exclusion of rental revenue from the Company's formerly wholly owned subsidiary Hospitality Properties Trust ("HPT"). The Company's investment in HPT is accounted for using the equity method, and the 1996 period does not include revenue and expenses of HPT. The Company's percentage of ownership of HPT as of September 30, 1996, is 14.9%. Interest income decreased due to the early repayment of mortgage loans, lower fees associated with such early repayment and lower cash balances compared to the quarter ended September 30, 1995. In addition, as a result of the early repayment, the Company's investment in the mortgage loan pools acquired from the Resolution Trust Company, at a discount, continues to decrease. Consequently, the Company anticipates that the interest income and the accretion of the associated discount on these mortgage loan investments will decline in the future.

     Total expenses for the quarter ended September 30, 1996, decreased by $938,000 as compared to the quarter ended September 30, 1995. Interest expense decreased by $1,095,000, while depreciation and amortization and general and administrative expenses increased by $54,000 and $103,000, respectively. Interest expense decreased due to lower interest rates and lower debt outstanding during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The increase in depreciation expense was the net result of new investments subsequent to September 30, 1995, offset by a decrease in depreciation expense related to the HPT transaction described above. Amortization expense decreased due to the write off of deferred finance fees in March 1996. General and administrative expense increased due to net new investments.

     Net income for the quarter ended September 30, 1996, increased to $18,458,000, or $.28 per share, from $16,052,000, or $.27 per share, for the same quarter in 1995, as a result of new investments since September 30, 1995.

     The Company bases its dividend primarily on Funds from Operations ("FFO"). The Company has adopted the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO, as income before equity in earnings of HPT, gain (loss) on sale of real estate and extraordinary items, plus depreciation and the Company's proportionate share of HPT's FFO. FFO for the 1996 quarter was $24,852,000, or $.38 per share, as compared to $21,511,000, or $.36 per share, for the 1995 quarter. Cash available for distribution may not necessarily equal FFO as the cash flow of the Company is affected by other factors not included in the FFO calculation. The dividends declared which relate to these quarters were $23,835,000, or $.36 per share, in 1996 and $20,717,000, or $.35 per share, in 1995.

Nine Months Ended September 30, 1996 Versus 1995

     Total revenues for the nine months ended September 30, 1996 increased by $138,000 as compared to the nine months ended September 30, 1995. Rental income increased by $2,291,000 and interest income decreased by $2,153,000. Rental income increased primarily as the net result of $82,895,000 of new investments subsequent to September 30, 1995, offset by the exclusion of rental revenues of HPT as described above. Interest income decreased due to the early repayment of mortgage loans, lower fees associated with such early repayment and lower cash balances compared to the quarter ended September 30, 1995. In addition, as a result of the early repayment, the Company's investment in the mortgage loan pools acquired from the Resolution Trust Company, at a discount, continues to decrease. Consequently, the Company anticipates that the interest income and the accretion of the associated discount on these mortgage loan investments will decline in the future.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




Nine Months Ended September 30, 1996 Versus 1995-continued

     Total expenses for the nine months ended September 30, 1996 decreased by $2,108,000 as compared to the nine months ended September 30, 1995. Interest expense and depreciation and amortization expense decreased by $1,993,000 and $221,000, respectively, while general and administrative expense increased by $106,000. Interest expense decreased due to lower interest rates and lower debt outstanding. Depreciation expense decreased primarily as a net result of new investments and the depreciation expense associated with the HPT transaction as described above. Amortization expense decreased due to the write off of deferred finance fees associated with the prepayment of the outstanding secured Revenue Refunding Bonds in March 1996. General and administrative expense remained relatively unchanged from the prior year.

     Net income increased to $56,689,000, or $.86 per share, for the 1996 period from $50,028,000, or $.85 per share, for the 1995 period due to net new investments and from the recognition of a gain of $3,603,000 resulting from the public stock offering by HPT of its shares.

     Funds from operations for the nine months ended September 30, 1996, were $73,852,000, or $1.12 per share, and $63,007,000, or $1.07 per share, for the
1995 period. The dividends declared which relate to the nine months ended September 30, 1996 and 1995 were $70,179,000, or $1.06 per share, and $60,962,000, or $1.03 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets of the Company increased to approximately $1.1 billion at September 30, 1996, from $999,677,000 at December 31, 1995. The increase is primarily attributable to additional real estate investments since December 31, 1995.

     During 1996, the Company purchased two medical clinics, one medical office building and five nursing facilities for approximately $60,869,000 with lease periods ranging up to 21 years. During the nine months ended September 30, 1996, the Company also provided $5,716,000 of improvement financing to existing tenants. These transactions were funded with cash on hand and draws on the Company's revolving credit facility.

     During 1996, the Company provided debt financing totaling $15,000,000 secured by a retirement community and cross-collateralized by properties under existing mortgages with the Company. These mortgage and notes receivable bear interest between 10.5% and 11% and mature between 2006 and 2008. During this period, the Company also provided improvement financing for existing facilities of $1,369,000. These transactions were funded with cash on hand and draws on the Company's revolving credit facility.

     In January 1996, the underwriters for the December 1995 share offering exercised the over-allotment option for 475,000 shares resulting in net proceeds of approximately $6,990,000.

     In October 1996, the Company issued $200,000,000 of 7.5% and $40,000,000 of 7.25% convertible subordinated debentures due 2003 and 2001, respectively. The debentures are non-callable for three years and are convertible at any time prior to maturity into common shares of the Company at a price of $18 per share. The net proceeds were used in part to repay the outstanding balance of $147,000,000 on the Company's revolving bank credit facility and $75,450,000 were placed in an irrevocable trust to complete an in-substance defeasance of the Company's $75,000,000 Floating Rate Senior Notes, Series A, due 1999. The Company will recognize an extraordinary loss of approximately $1,500,000 as a result of the early extinguishment of such debt in the fourth quarter of 1996. The remaining proceeds were used for general business purposes.

     At September 30, 1996, the Company had $17,098,000 of cash and cash equivalents, and the ability to borrow up to an additional $103,000,000 under its revolving credit facility. After giving effect to the convertible debt offerings in October 1996, the Company had no amounts outstanding and the ability to borrow $250,000,000 under its revolving credit facility. The facility matures in 2000 and bears interest at LIBOR plus 0.875% per

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




LIQUIDITY AND CAPITAL RESOURCES-continued

annum. The effective interest rates on the Company's senior notes are capped by the use of interest rate cap agreements. The interest rate cap agreements provide for maximum weighted average interest rates of approximately 6.24% on $200,000,000 of variable rate debt through 1997.

     At September 30, 1996, the Company had outstanding commitments to provide financing totaling approximately $62,769,000. The Company intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any.

     The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged health care related real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such funding. As of September 30, 1996, the Company's debt as a percentage of total market capitalization was approximately 23%.

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


Part II  Other Information

Item 1. Legal Proceedings

As previously disclosed, in January 1995 the Company commenced an action in the Circuit Court of Hardee County, Florida to collect on a secured indemnity agreement from a former tenant and mortgagor, together with certain related parties (collectively, the "Former Tenant"). In May 1995 the Former Tenant filed a counterclaim and third-party complaint against the Company and others seeking a jury trial and to set aside the indemnity agreement and to recover substantial damages; and the Company responded by seeking to refer the entire dispute to arbitration pursuant to the terms of the indemnity agreement. After a Massachusetts state court ordered the dispute to arbitration and a Florida court stayed further proceedings pending arbitration, the Former Tenant brought a separate action against the Company in the Federal District Court in Massachusetts where the Former Tenant realleged many of the same allegations made in the counterclaims and third-party complaints previously brought by them in response to the Company's original action, and adding allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of RICO. The Company and other defendants in the Federal Court case again moved to refer all of the disputes with the Former Tenant to non-jury arbitration. On September 30, 1996, the Federal Court in Massachusetts ordered the case brought by the Former Tenant dismissed and all disputes between the Former Tenant and the Company referred to arbitration. The arbitration is proceeding. Within the past few days, the Company has learned that the Former Tenant has assigned a part of his alleged damages to another creditor of the Former Tenant who held a second mortgage on the Hardee County property (the " Assignee Junior Creditor") upon which property the Company holds a first mortgage to secure its indemnity claim. The Assignee Junior Creditor foreclosed its second mortgage, subject to the Company's first mortgage, in September 1996. Moreover, the Company has been advised that the Assignee Junior Creditor of the Former Tenant has filed a new action in the Massachusetts State Court against the Company and others alleging, among other things, that the Company received fraudulent transfers from the Former Tenant. This new action by the Assignee Junior Creditor of the Former Tenant has not yet been served upon the Company. The amounts of damages claimed by the Former Tenant and his Assignee Junior Creditor are material. The Company is pursuing its indemnity claims against the Former Tenant and is defending the claims of the Former Tenant in the arbitration proceedings. If and when the Company is served with the complaint by the Assignee Junior Creditor of the Former Tenant, the Company intends to defend itself and to pursue such claims and rights which it may have. The outcome of this pending litigation cannot be predicted.

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

                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                      By:  /S/ David J. Hegarty
                                           David J. Hegarty
                                           President and Chief Operating Officer
                                           Dated:  November 14, 1996

                                      By:  /S/ Ajay Saini
                                           Ajay Saini
                                           Treasurer and Chief Financial Officer
                                           Dated:  November 14, 1996