Form 10-K
period 1996-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1997-03-31
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996
                                       OR
   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
                             1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


               Maryland                                  04-655883
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

                                                                                       Name of exchange on
                           Title of each class                                           which registered
-------------------------------------------------------------------------------------------------------------
                  Common Shares of Beneficial Interest                               New York Stock Exchange
             Floating Rate Senior Notes, Series B, Due 1999                          New York Stock Exchange
           7.25% Convertible Subordinated Debentures due 2001                        New York Stock Exchange
       7.5% Convertible Subordinated Debentures due 2003, Series A                   New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:None

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,716,775,380 based on the $18.875 closing price per share for such stock on the New York Stock Exchange on March 25, 1997. For purposes of this calculation, 3,859,722 shares held by HRPT Advisors, Inc. (the "Advisor"), including a total of 2,777,766 shares held by the Advisor solely in its capacity as voting Trustee under certain voting Trust agreements, 3,862,716 shares held by Government Properties Investors, Inc. subject to certain voting agreements with the Company and an aggregate of 23,550 shares held by the trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 25, 1997: 98,700,975.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 13, 1997. The financial statements and financial statement schedules for Marriott International, Inc. ("Marriott") are incorporated herein by reference to Marriott's Annual Report on Form 10-K for the year ended January 3, 1997, Commission file No. 1-12188.

CERTAIN IMPORTANT FACTORS

         The Company's Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to expansion of the Company's portfolio, its ability to pay dividends, its tax status as a real estate investment trust and the Company's access to debt or equity capital markets or to other sources of funds and statements of assumptions underlying such statements as to intent, belief or expectations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include the status of the economy, compliance with and changes to regulations and payment and reimbursement policies within the health care industry, competition within the health care industry, and changes to federal, state and local legislation. The accompanying information contained in this form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of financial condition and Results of Operations", identifies other important factors that could cause such difference.

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

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     Part I
                                                                                              Page
Item 1. Business........................................................................        1
        ................................................................................
Item 2. Properties......................................................................       15
Item 3. Legal Proceedings...............................................................       17
Item 4. Submission of Matters to a Vote of Security Holders.............................       17

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholders Matters.......       18
Item 6. Selected Financial Data.........................................................       19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................       19
Item 8. Financial Statements and Supplementary Data.....................................       19
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure......................................................................       20

                                    Part III

        Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 13, 1997, to be filed pursuant to Regulation
        14A.

                                     Part IV

Item 14.Exhibits, Financial Statement Schedules and Report on Form 8-K..................       20


                                     PART I
Item 1.  Business

         The Company. Health and Retirement Properties Trust (the "Company") was organized on October 9, 1986 as a Maryland real estate investment trust. The Company primarily invests in retirement communities, assisted living centers, long-term care facilities and other income producing health care related real estate. The facilities in which the Company has made investments by mortgage, purchase lease or merger transactions shall hereinafter be referred to individually as a "Property" and collectively as "Properties".

         As of December 31, 1996, the Company directly owned 123 Properties for an aggregate of $1.0 billion (at cost) and had mortgage investments in 52 Properties aggregating $150.2 million. The Company also has a 14.9% equity investment in Hospitality Properties Trust ("HPT") of approximately $103.1 million (carrying value), for total real estate investments of approximately $1.3 billion. The Properties are described in "Business Developments Since January 1, 1996" and "Properties".

                                             Number of        Total Investment
State                                       Properties      at December 31, 1996
-----                                       ----------      --------------------
                                                               (in thousands)
Arizona ................................         6              $   42,862
California .............................        22                 134,599
Colorado ...............................        11                  37,422
Connecticut ............................         9                  94,244
District of Columbia ...................         1                  25,181
Florida ................................         7                 147,886
Georgia ................................         6                  17,611
Illinois ...............................         3                 101,454
Iowa ...................................        13                  22,829
Kansas .................................         9                  13,136
Louisiana ..............................         1                  19,358
Maryland ...............................         1                  33,080
Massachusetts ..........................         9                 148,978
Michigan ...............................         2                   9,343
Missouri ...............................         3                   5,877
Nebraska ...............................        16                  16,496
New Hampshire ..........................         1                   3,689
New Jersey .............................         1                  13,007
New York ...............................         3                  30,599
North Carolina .........................         9                  22,710
Ohio ...................................         5                  21,121
Pennsylvania ...........................         2                  18,341
South Dakota ...........................         3                   7,589
Texas ..................................         6                  17,259
Vermont ................................         8                  29,766
Virginia ...............................         4                  63,353
Washington .............................         1                   5,193
Wisconsin ..............................         9                  44,063
Wyoming ................................         4                   8,898
                                            ------              ----------
Total ..................................       175              $1,155,944
Investment in HPT ......................        82                 103,062
                                            ------              ----------
Total Investments ......................       257              $1,259,006
                                            ======              ==========

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

         The Company's day-to-day operations are conducted by HRPT Advisors, Inc., (the "Advisor") the Company's investment advisor. The Advisor originates and presents investment opportunities to the Company's Board of Trustees (the "Trustees"). In evaluating potential investments, the Company considers such factors as: the adequacy of current and anticipated cash flow from the property to meet operational needs and financing obligations and to provide a competitive market return on investment to the Company; the growth, tax and regulatory environments of the community in which the property is located; the quality, experience, and credit worthiness of the property's operator; an appraisal of the property, if available; occupancy and demand for similar health care facilities in the same or nearby communities; the mix of private and government sponsored patients; the mix of cost-based and charge-based revenues; the construction quality, condition and design of the property; and the geographic area and type of property.

         The  Trustees  have  established  a policy  that the  Company  will not purchase or mortgage finance a facility for an amount which exceeds the appraised value of such properties or, in certain cases, the Company's internal appraisal. Prior to investing in properties, the Company obtains title commitments or policies of title insurance insuring that the Company holds title to or has mortgage interests in such properties, free of material liens and encumbrances. From time to time, the Trustees have made exception to, and may in the future modify or rescind, this policy when they have determined it to be in the best interests of the Company and its shareholders.

         The Company's investments may be structured using leases with minimum and additional rent and escalation provisions, loans with fixed or floating rates, joint ventures and partnerships with affiliated or unaffiliated parties, commitments or options to purchase interests in real estate, mergers or any combination of the foregoing that will best suit the particular investment.

       In connection with its revolving credit facility, the Company has agreed to obtain bank approval before exceeding investment concentrations based on certain criteria. Among these are that no more than 40% of its investments be operated by any single tenant or mortgagor, that investments in rehabilitation treatment, acute care, medical office buildings, medical clinics and investments in government office properties not exceed 40%, 15%, 30%, 25% and 40%, respectively, of total investments, and that no new psychiatric care or hotel investments be made. In addition to these restrictions, the Trustees may establish limitations as they deem appropriate from time to time. No limits, other than those in connection with the revolving credit facility, have been set on the number of properties in which the Company will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, the Trustees consider concentration of investments in determining whether to make new or increase existing investments. The Company's Declaration of Trust (the "Declaration") and operating policies provide that any investment in facilities owned or operated by the Advisor, persons expressly permitted under the Declaration to own more than 8.5% of the Company's shares, or any company affiliated with any of the foregoing must, however, be approved by a majority of the Trustees not affiliated with any of the foregoing (the "Independent Trustees").

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

         Borrowing Policy. In addition to the use of equity, the Company utilizes short-term and long-term borrowings to finance investments. During 1994 the Company issued $200 million of floating rate notes issued in two Series. During the fourth quarter of 1996, the Series A notes, representing $75 million, were prepaid in full through an in-substance defeasance. The Series B notes, representing $125 million, which were issued at a discount, may be called, at the Company's option, at par. The Series B notes bear interest at a spread over LIBOR and mature in July 1999. In October 1996, the Company issued $200 million of 7.5% and $40 million of 7.25% Convertible Subordinated Debentures (the "Debentures") due 2003 and 2001, respectively. The Debentures are non-callable for three years but are convertible at any time prior to maturity into common shares of the Company at a price of $18 per share. As of March 7, 1997, $28.3 million of the Debentures had been converted. At December 31, 1996, the Company had a revolving credit facility available to it totaling $250 million. As of December 31, 1996, $140 million of this amount was outstanding, and $110 million was available to be drawn. The Series B notes and the outstanding amounts on the revolving credit facility are at variable interest rates determined by formulae based upon the London Interbank Offered Rate (LIBOR), prime or some other generally recognized interest rate standard. Fluctuations in interest rates on all of the outstanding term indebtedness have been limited by hedging arrangements so that the maximum average rates payable on $200 million of indebtedness is 6.24% per annum. The hedge agreements mature during 1997.

         The Company's borrowing guidelines established by its Trustees and covenants in various debt agreements prohibit the Company from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 1996 the Company's debt to equity ratio was .70 to 1. The Declaration prohibits the Company from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of the net assets of the Company, unless approved by a majority of the Independent Trustees. There can be no assurance that debt capital will in the future be available at reasonable rates to fund the Company's operations or growth.

Developments Since January 1, 1996

         During 1996, the Company acquired five nursing properties, three retirement communities, twelve medical office buildings and invested in capitalized improvements for existing properties for an aggregated amount of approximately $225.4 million. In addition, the Company provided debt and improvement financing totaling $17.2 million secured by a retirement community and by properties under existing mortgages with the Company. These transactions were funded by borrowing on the Company's revolving credit facility and available cash. In addition, the Company received principal payments and repayments on real estate mortgages of $10.2 million.

         At December 31, 1996, the Company owned 4,000,000, or 14.9%, of the common shares of beneficial interest of HPT with a carrying value of $103.1 million and market value of $116.0 million. During April 1996, HPT completed a public stock offering of 14,250,000 common shares of beneficial interest at a per share price of $26.625 for total consideration of approximately $379.4 million. As a result of this transaction, the Company's ownership percentage in HPT was reduced from 31.8% to 14.9% and the Company realized a gain of $3.6 million. Although the Company did not sell any shares, pursuant to the Company's accounting policy, gains and losses on the issuance of common shares of beneficial interest by HPT are recognized in the Company's income statement.

         In January 1996, the Company issued 475,000 common shares resulting in net proceeds of approximately $7 million as a result of the underwriters' exercise of the over-allotment option granted pursuant to the Company's equity offering in December 1995.

         In March 1996, the Company entered into a new credit facility to refinance its $250 million unsecured revolving bank credit facility. The restated credit facility matures in 2000 and bears interest at LIBOR plus 0.875% per annum. In connection with the refinancing, the Company recognized an extraordinary loss of $2.4 million from the early write-off of capitalized expenses associated with the prior credit facility.

         In April, 1996 the Company prepaid the outstanding secured Revenue Refunding Bonds totaling $17.6 million by borrowing on the revolving bank credit facility and from available cash.

         In June, 1996 the Company filed a $750 million shelf registration statement ("Shelf") that was declared effective by the Securities and Exchange Commission. At December 31, 1996, $640 million was available to be drawn on the Shelf.

         In October 1996, the Company issued $200 million of 7.5% and $40 million of 7.25% Convertible Subordinated Debentures (the "Debentures") due 2003 and 2001, respectively. The Debentures are non-callable for three years, but are convertible at any time prior to maturity into common shares of the Company at a price of $18 per share. The net proceeds were used in part to repay the then outstanding balance of $147 million on the Company's revolving bank credit facility and $75.5 million was placed in an irrevocable trust to complete an in-substance defeasance of the $75 million Floating Rate Senior Notes, Series A, due 1999. The Company recognized an extraordinary loss of $1.5 million as a result of the write-off of capitalized expenses associated with the debt prepaid in the fourth quarter of 1996. At December 31, 1996, approximately $12.2 million of the Debentures due 2003 had been converted into 679,441 common shares of the Company. During January 1997, approximately an additional $16 million of the Debentures due 2003 had been converted into 891,496 common shares of the Company.

         In January 1997, the Company acquired a medical office building for $5.4 million with available cash. In March 1997, the Company sold 27.0 million shares in a public offering and received net proceeds of approximately $484.2 million. Proceeds were used, in part, to repay $140 million in outstanding indebtedness under the revolving credit facility and to fund the acquisition of the office buildings leased to the United States Government. Also in March 1997, the Company acquired 25 office buildings which are leased to various agencies of the United States Government. Consideration paid for this acquisition was approximately $291 million in cash to retire certain assumed debt and to pay certain other obligations of the seller, plus the assumption of approximately $26 million of other debt and the issuance of approximately 3.9 million of unregistered common shares of the Company. The Company has a commitment to acquire an additional five office buildings leased to the United States Government for approximately $55 million to be paid in cash to retire assumed debt and unregistered common shares of the Company in addition to those described above.

The Advisor

         The Advisor is a Delaware corporation owned by Gerard M. Martin and Barry M. Portnoy. The Advisor's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 332-3990. The Advisor provides management services and investment advice to the Company. The Advisor also acts as the investment advisor to HPT and has other business interest. The Directors of the Advisor are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of the Advisor are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President and Chief Financial Officer, Ajay Saini, Treasurer, John A. Mannix, David A. Lepore and Thomas M. O'Brien, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are also Managing Trustees of the Company and David J. Hegarty and Ajay Saini are also officers of Company.

Employees

         As of March 7, 1997, the Company had no employees. The Advisor, which administers the day-to-day operations of the Company, has 47 full-time employees and three active directors.

Regulation and Reimbursement

         Compliance with federal, state and local statutes and regulations governing health care facilities is a prerequisite to continuation of the Company's business. The health care industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Certificates of Need. Certain of the Company's investments are in healthcare properties which require certificates of need ("CONs") prior to expansion of beds or services, certain capital expenditures, and in some states, a change in ownership. CON requirements are not uniform throughout the United States. Changes in CON requirements may affect competition, profitability of the Properties and the Company's opportunities for investment in health care facilities.

Federal Regulation. The Company's healthcare properties are affected by a number of federal and state regulations including those related to reimbursement under Medicare and Medicaid programs. Such regulations, among other things, limit reimbursement for capital costs and in some circumstances for rental or lease expenses. Such regulations also include federal and state anti-fraud and anti-kickback laws and regulations. An adverse determination concerning any operator's licensure or eligibility for government reimbursement or its compliance with applicable federal or state laws or regulations could materially and adversely affect such operator and its affiliates.

     A number of legislative proposals that would affect major reforms of the health care system have been introduced in Congress. Such proposals include universal health coverage, employer mandated insurance, and a single government health insurance plan. Following the failure of the Clinton administration's proposed Health Security Act or other major health care reform legislation to become law in 1994, legislative proposals for more incremental reforms have also been introduced, such as group health insurance plans for small businesses, health insurance industry reforms, and Medicare and Medicaid reforms and cost containment measures, including proposals that Medicaid be administered through block grants to the states and per capita limits on state Medicaid spending. The Company cannot predict whether any such legislative proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the business of the Company or its lessees or mortgagors.

Competition.

         The Company is one of several REITs currently investing primarily in health care related real estate. The REITs compete with one another in that each is continually seeking attractive investment opportunities in health care facilities. The Company also competes with banks, non-bank finance companies, leasing companies and insurance companies.

Federal Income Tax Considerations

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

         The Company has obtained legal opinions that the Company has been organized in conformity with the requirements for qualification as a REIT, has qualified as a REIT for its 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995
and 1996 taxable years, and that its current and anticipated investments and its plan of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. Actual qualification of the Company as a REIT, however, will depend upon the Company's continued ability to meet, and its meeting, through actual annual operating results, the various qualification tests imposed under the Code. No assurance can be given that the actual results of the Company's operations for any one taxable year will satisfy such requirements.

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

         For taxable years beginning after 1993, the rule that an entity will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding shares is owned directly or indirectly by five or fewer individuals has been liberalized in the case of a qualified pension trust owning shares in a REIT. Under the liberalized rule, the requirement is applied by treating shares in a REIT held by such a pension trust as held directly by its beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing its qualification as a REIT. However, if a REIT is a "pension-held REIT" as defined in the liberalized law, each pension trust holding more than 10% of its shares (by value) generally will be taxable on a portion of the dividends it receives from the REIT, based on the ratio of the REIT's gross income for the year which would be unrelated trade or business income if the REIT were a qualified pension trust to the total gross income of the REIT for the year. A "pension-held REIT" is one which would not have qualified as a REIT but for the liberalization of the rule as applied to qualified pension trusts, and in which at least one qualified pension trust holds more than 25% (by value) of the interests by value, or a combination of qualified pension trusts each of which owns more than 10% by value of the REIT together holds more than 50% of the REIT interests by value.

         To qualify as a REIT for a taxable year under the Code, the Company must elect to be so treated and must meet other requirements, certain of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of the Company's assets, and the distribution of its income to shareholders. The Company made such an election for 1987 (its first full year of operations) and such election, assuming continuing compliance with the qualification tests discussed herein, continues in effect for subsequent years.

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

         In order to qualify as "rents from real property," the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales. The Code also provides that rents will not qualify as "rents from real property," in satisfying the gross income tests, if the REIT owns 10% or more of the tenant, whether directly or under certain attribution rules. The Company intends not to lease property to any party if rents from such property would not so qualify. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company's shares and more than 10% of the stock of a lessee would result in lessee rents not qualifying as "rents from real property." The Declaration provides that transfers or purported acquisitions, directly or by attribution, of shares that could result in disqualification of the Company as a REIT are null and void and permits the Trustees to repurchase shares to the extent necessary to maintain the Company's status as a REIT. Nevertheless, there can be no assurance such provisions in the Declaration will be effective to prevent the Company's REIT status from being jeopardized under the 10% rule. Furthermore, there can be no assurance that the Company will be able to monitor and enforce such restrictions, nor will shareholders necessarily be aware of shareholdings attributed to them under the attribution rules.

       In addition, the Company must not manage property or furnish or render services to the tenants of such property, except through an independent contractor from whom the Company derives no income. There is an exception to this rule permitting a REIT to perform certain customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income."

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

         The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that the Company does not distribute all of its capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the calendar year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in October, November, or December and paid during the following January will be treated as having been paid and received on December 31.

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

     Additionally, it should be noted that Code Section 467 (concerning leases with increasing rents) would apply to the leases because many of the leases provide for rents that increase from one period to the next. Section 467 provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual were required, the Company would recognize rental income in excess of cash rents and, as a result, may fail to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of Federal income tax. Because Section 467 directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts and regulations proposed to be effective for "disqualified leaseback agreements" entered into after June 3, 1996 adopt this rule, the additional rent provisions of the leases should not cause the leases to be

"disqualified  leaseback  agreements".  In addition,  the legislative history of
Section 467 indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed not motivated by tax avoidance, and the proposed regulations mentioned above permit a 10% fluctuation.

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

Taxation of United States Shareholders--Generally

         As long as the Company qualifies as a REIT, distributions (including reinvestments pursuant to the Company's dividend reinvestment plan) made to the Company's shareholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income (which will not be eligible for the 70% dividends received deduction for corporations). Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate shareholders may be required to treat up to 20% of any such capital gain dividend as ordinary income pursuant to Section 291 of the Code. For purposes of computing the Company's earnings and profits, depreciation on real estate is computed on a straight-line basis (over 40 years for property acquired after 1986). Distributions in excess of current or accumulated earnings and profits will not be taxable to a shareholder to the extent that they do not exceed the adjusted basis of the shareholder's shares, but will reduce the basis of the shareholder's shares. To the extent that such distributions exceed the adjusted basis of a shareholder's shares they will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for not more than one year, assuming the shares are a capital asset in the hands of the shareholder. Shareholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

         Dividends declared by the Company in October, November or December of a taxable year to shareholders of record on a date in such month, will be deemed to have been received by such shareholders on December 31, provided the Company actually pays such dividends during the following January. The Company has, however, generally declared dividends for the quarter ended December 31 in January of the following year and paid these dividends in the following February. As a result, for tax purposes, the dividend for any calendar year will generally include the dividends for the first three quarters of that year plus the dividend for the fourth quarter of the prior year. For tax purposes, dividends paid in 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995 and 1996
aggregated $1.085,  $.840,  $1.13,  $1.16, $1.22, $1.25, $1.29, $1.32, $1.37 and
$1.41  respectively,  of which $.289,  $.065, $.332, $.267, $.104, $.218, $.335,
$.081, $.161 and $.350, respectively, represented a return of capital.

         A sale of a share will result in recognition of gain or loss to the holder in an amount equal to the difference between the amount realized and its adjusted basis. Such a gain or loss will be capital gain or loss, provided the share is a capital asset in the hands of the seller. In general, any loss upon a sale or exchange of shares by a shareholder who has held such shares for not more than six months (after applying certain rules), will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such shareholders as long-term capital gain.

         Investors (other than certain corporations) who borrow funds to finance their acquisition of Shares in the Company could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred in such an arrangement. Under Code Section 163(d), interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the taxpayer's net investment income. An investor's net investment income will include the dividend distributions and, if an appropriate election is made, the capital gain dividend distributions he receives from the Company; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

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

Special Tax Considerations for Foreign Shareholders

         The rules governing United States income taxation of nonresident alien individuals, foreign corporations, foreign partnerships, and foreign trusts and estates (collectively, "Non-US Shareholders") are complex, and the following discussion is intended only as a summary of such rules. Non-US Shareholders should consult with their own tax advisors to determine the impact of Federal, state, and local income tax laws on their investment in the Company, including any reporting requirements.

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

         A distribution by the Company that is not attributable to gain from the sale or exchange by the Company of a United States real property interest and that is not designated by the Company as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Generally, unless the dividend is effectively connected with the Non-US Shareholder's conduct of a trade or business, such a dividend will be subject to a United States withholding tax equal to 30% of the gross amount of the dividend unless such withholding is reduced by an applicable tax treaty. A distribution of cash in excess of the Company's earnings and profits will be treated first as a nontaxable return of capital that will reduce a Non-US Shareholder's basis in its shares (but not below zero) and then as gain from the disposition of such shares, the tax treatment of which is described under the rules discussed below with respect to disposition of shares. A distribution in excess of the Company's earnings and profits may be subject to 30% dividend withholding if at the time of the distribution it cannot be determined whether the distribution will be in an amount in excess of the Company's current and accumulated earnings and profits. If it is subsequently determined that such distribution is, in fact, in excess of current and accumulated earnings and profits, the Non-US Shareholder may seek a refund from the IRS. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-US Shareholder unless (i) a lower tax treaty applies and the required form evidencing eligibility for that reduced rate is filed with the Company or (ii) the Non-US Shareholder files IRS Form 4224 with the Company claiming that the distribution is "effectively connected" income.

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

         The United States Treasury issued proposed regulation on April 22, 1996 (the "Proposed regulations") which, if adopted, would affect the United States taxation of dividends paid to a Non-US Shareholder. Under the Proposed
Regulations, to obtain a reduced rate of withholding under a treaty, a Non-US Shareholder generally would be required to provide an Internal Revenue Service Form W-8 certifying such Non-US Shareholder's entitlement to benefits under the treaty. The Proposed Regulations also would provide special rules to determine whether, for purposed of determining the applicability of a tax treaty, dividends paid to a Non-US Shareholder that is an entity should be treated a paid to the entity or to those holding an interest in the entity. The Proposed Regulations are generally proposed to be effective with respect to dividends paid after December 31, 1997, subject to certain transition rules. The foregoing discussion is not intended to be a complete discussion of the provisions of the Proposed Regulations, and Shareholders a re urged to consult their tax advisors with respect to the effect the Proposed regulations would have if adopted.

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

Federal Estate Tax

     Shares owned or treated as owned by an individual who is not a citizen or resident (as defined for United States federal estate tax purposes) of the United States at the time of death will be includable in the individual's gross estate for United States federal estate tax purposes unless an applicable estate tax treaty provides otherwise.

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

         The payment of the proceeds from the disposition of Shares to or through the United States office of a broker will be subject to information reporting and backup withholding at a rate of 31% unless the owner, under penalties of perjury, certifies, among other things, its status as a Non-US Shareholder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of Shares to or through a non-US office of a broker generally will not be subject to backup withholding and information reporting. In the case of proceeds from a disposition of Shares paid to or through a non-US office of a US broker or paid to or through a non-US. office of a non-US broker that is (i) a "controlled foreign corporation" for United States federal income tax purposes or (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or Business, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-US Shareholder, and (b) information reporting will not apply if the broker has documentary evidence in its files that the owner is a Non-US Shareholder (unless the broker has actual knowledge to the contrary).

     Any amounts withheld under the backup withholding rules from a payment to a Non-US Shareholder will be refunded (or credited against the Non-US Shareholder's United States federal income tax liability, if any), provided that the required information is furnished to the IRS.

           As discussed above, the United States Treasury issued the Proposed regulations which also would, if adopted, alter the information reporting and backup withholding rules applicable to Non-US Shareholders. Among other things, the Proposed Regulations would provide certain presumptions under which a Non-US Shareholder would be subject to backup withholding and information reporting until the Company receives certification from such shareholder of Non-US status. As noted, the Proposed Regulations are generally proposed to be effective with respect to dividends paid after December 31, 1997, subject to certain transition rules. The foregoing discussion is not intended to be a complete discussion of the provisions of the Proposed Regulations, and Shareholders are urged to consult their tax advisors with respect to the effect that the Proposed Regulations would have if adopted.

Other Tax Consequences

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

ERISA Plans, Keogh Plans and Individual Retirement Accounts

       General Fiduciary Obligations. Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA") ("ERISA Plan") must consider whether their investment in the Company's shares satisfies the diversification requirements of ERISA, whether the investment is prudent in light of possible limitations on the marketability of the shares, whether such fiduciaries have authority to acquire such shares under the appropriate governing instrument and Title I of ERISA, and whether such investment is otherwise consistent with their fiduciary responsibilities. Any ERISA Plan fiduciary should also consider ERISA's prohibition on improper delegation of control over or responsibility for "plan assets." Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, such fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of such a violation (the "Fiduciary Penalty"). Also, fiduciaries of any Individual Retirement Account ("IRA") Keogh Plan or other qualified retirement plan not subject to Title I of ERISA because it does not cover common law employees ("Non-ERISA Plan") should consider that such an IRA or non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisers if they have any concern as to whether the investment is inconsistent with any of the foregoing criteria.

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

     Special Fiduciary and Prohibited Transactions Considerations. On November 13, 1986 the Department of Labor ("DOL"), which has certain administrative responsibility over ERISA Plans as well as over IRAs and other Non- ERISA Plans, issued a final regulation defining "plan assets." The regulation generally provides that when an ERISA or Non-ERISA Plan or IRA acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA or Non-ERISA Plan's or IRA's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

Item 2.  Properties

         General. At December 31, 1996, approximately 35% of the Company's total investments were in retirement and assisted living communities, 29% were in long-term care facilities, 14% were in long-term care facilities with subacute services, 14% were in medical office buildings and clinics, and 8% were in hotels through the Company's equity investment in HPT. The Company believes that the physical plant of each of the facilities in which it has invested is suitable and adequate for its present and any currently proposed uses. At December 31, 1996, the Company had direct and indirect real estate investments totaling $1.3 billion in 257 properties that were leased to or operated by over 30 separate companies.

Item 2.  Properties continued

The following table summarizes certain information about the Properties as of December 31, 1996. All dollar figures are in thousands.


REAL ESTATE OWNED:
                                                 Number of        Number of     Investment        Minimum
Location                                         Facilities       Beds/Units       Amount          Rent
-------------------------------------------------------------------------------------------------------------
Retirement and Assisted Living Facilities:
Arizona                                                3              481       $   36,642     $    3,061
California                                             1              402           31,791          3,319
Florida                                                5            1,527          131,989          9,986
Illinois                                               2              704           98,743          7,490
Maryland                                               1              351           33,080          4,054
New York                                               1              103           10,700          1,017
South Dakota                                           1               59            1,014            127
Texas                                                  1              145           12,411          1,213
Virginia                                               3              848           57,662          5,817

Long-Term Care Facilities:
Arizona                                                3              320            6,220            810
California                                             9            1,140           27,105          4,688
Colorado                                               6              731           21,978          3,118
Connecticut                                            5              867           42,821          4,926
Georgia                                                5              531           15,874          1,738
Illinois                                               1              230            2,711            452
Iowa                                                  13              862           22,829          2,308
Kansas                                                 7              526           10,673          1,267
Missouri                                               3              305            5,877            851
Nebraska                                               1               80            1,800            208
New Hampshire                                          1              108            3,689            430
New Jersey                                             1              140           13,007          1,418
Ohio                                                   2              400            9,872          1,177
South Dakota                                           2              322            6,575            854
Vermont                                                8              808           29,766          3,316
Washington                                             1              143            5,193            626
Wisconsin                                              7              920           31,680          5,074
Wyoming                                                4              295            8,898          1,062

Long-Term Care Facilities with Subacute Services:
Connecticut                                            4              660           49,058          6,097
Massachusetts                                          5              762           82,059         10,044
Pennsylvania                                           1              120           15,598          1,951

Medical Office Buildings and Clinics:
California                                             8               --           60,734          6,707
District of Columbia                                   1               --           25,181          3,652
Massachusetts                                          4               --           66,919          8,482
New York                                               2               --           19,899          1,999
Virginia                                               1               --            5,691            945
                                              ---------------------------------------------------------------
Total Real Estate                                    123           14,890       $1,005,739     $  110,284
                                              ---------------------------------------------------------------

Item 2.  Properties continued

MORTGAGE AND NOTE INVESTMENTS:
                                                 Number of        Number of     Investment        Minimum
Location                                         Facilities       Beds/Units       Amount          Rent
-------------------------------------------------------------------------------------------------------------
Retirement and Assisted Living Facilities:

California                                             3            389         $  8,390       $    880
Florida                                                1            248            5,000            525
North Carolina                                         3            345           11,500          1,206

Long-Term Care Facilities:
California                                             1            299            6,329            712
Colorado                                               5            389           15,444          1,703
Florida                                                1             58           10,897          1,185
Georgia                                                1            124            1,737            170
Kansas                                                 2            120            2,463            264
Michigan                                               1            153            4,274            493
Nebraska                                              15          1,032           14,696          1,396
North Carolina                                         6            677           11,210          1,186
Ohio*                                                  3            507           11,249          1,133
Pennsylvania                                           1            120            2,743            251
Texas                                                  5            496            4,848            478
Wisconsin                                              2            339           12,383          1,444

Long-Term Care Facilities with Subacute Services:
Connecticut                                           --             --            2,365            134
Louisiana                                              1            118           19,358          2,140
Michigan                                               1            189            5,069            585

Medical Office Buildings:
California*                                           --             --              250             --
                                              ---------------------------------------------------------------
Total Mortgages and Notes                             52          5,603         $150,205       $ 15,885
                                              ---------------------------------------------------------------

* Amounts represent or include notes receivable related to improvements to real estate owned.



Item 3.  Legal Proceedings

         The information required by this item is incorporated by reference Current Report on Form 8-K dated February 13, 1997, Item 5, Other Events, in the section entitled "Legal Proceedings".

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

                                        High                      Low
                                        ----                      ---
1995
        First Quarter                $ 15 1/4                  $ 13 1/4
        Second Quarter                 15 3/8                    14 5/8
        Third Quarter                  16 3/8                    14 7/8
        Fourth Quarter                 16 7/8                    15 1/2

1996
        First Quarter                  17 3/8                    16
        Second Quarter                 17 7/8                    16 3/8
        Third Quarter                  18 1/8                    16 3/8
        Fourth Quarter                 19 1/4                    17 3/4

         The closing price of the Shares on the New York Stock Exchange on March 21, 1997 was $18.875.

As of March 21, 1997, there were approximately 4,786 holders of record of the Shares and the Company estimates that as of such date there were in excess of 110,000 beneficial owners of the Shares.

         Dividends declared with respect to each period for the two most recent fiscal years and the amount of such dividends and the respective annualized rates are set forth in the following table.

                                          Dividend                Annualized
                                          Per Share             Dividend Rate
                                          ---------             --------------
1995
     First Quarter                          $.34                  $1.36
     Second Quarter                          .34                   1.36
     Third Quarter                           .35                   1.40
     Fourth Quarter                          .35                   1.40

1996
     First Quarter                           .35                   1.40
     Second Quarter                          .35                   1.40
     Third Quarter                           .36                   1.44
     Fourth Quarter                          .36                   1.44

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

Item 6. Selected Financial Data

         Set forth below are selected financial data for the Company for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K. Amounts are in thousands, except per Share information.


Income Statement Data:                                              Year Ended December 31,
                                        -------------------------------------------------------------------------------
                                              1996             1995             1994              1993           1992
                                        ----------------  ---------------  ---------------  ---------------- -----------

Total revenues                              $120,183        $113,322          $ 86,683        $ 56,485         $ 48,735
Income before gain (loss) on sale of
properties and extraordinary item             77,164          61,760            57,878          37,738           27,243
Income before extraordinary items             77,164          64,236            51,872          37,738           27,243
Net income                                    73,254          64,236            49,919          33,417           27,243
Fund from operations (1)                      99,106          84,638            71,851          46,566           35,365
Dividends declared (2)                        94,299          83,954            76,317          44,869           33,079

Per share amounts:
Income before gain (loss) on sale of
properties and extraordinary items              1.16            1.04              1.10            1.10             1.02
Income before extraordinary items               1.16            1.08               .98            1.10             1.02
Net income                                      1.11            1.08               .95             .97             1.02
Funds from operations (1)                       1.50            1.43              1.36            1.35             1.32
Dividends declared (2)                          1.42            1.38              1.33            1.30             1.26

Average shares outstanding                    66,255          59,277            52,738          34,407           26,760



Balance Sheet Data:                                                     At December 31,
                                        -------------------------------------------------------------------------------
                                              1996             1995             1994              1993           1992
                                        ----------------  ---------------  ---------------  ---------------- -----------
Real estate properties at cost            $1,005,739      $  778,211        $  673,083      $  384,811       $  337,076
Real estate mortgages and notes              150,205         141,307           133,477         157,281           47,173
Investment in HPT                            103,062          99,959              --              --               --
Total assets                               1,229,522         999,677           840,206         527,662          374,468
Total indebtedness                           492,175         269,759           216,513          73,000          138,500
Total shareholders' equity                    708,048         685,592           602,039         441,135          228,301

(1) Funds from operations is net income before gain (loss) on sale of properties and extraordinary items plus depreciation, other non-cash items and the Company's equity in funds from operations of HPT.

(2)  Distributions in excess of net income generally constitute a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the current Report on form 8-K dated February 17, 1997.

Item 8. Financial Statements and Supplementary Data

         The information required by this item is incorporated herein by reference to the "Consolidated Financial Statements of Health and Retirement Properties Trust" in the Current Report on Form 8-K dated February 17, 1997. The financial statements and financial statement schedules for Marriott are incorporated by reference to Marriott's

Annual Report on Form 10-K for the year ended January 3, 1997, Commission File No. 1-12188.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

         Not applicable

                                    PART III

The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Index to Financial Statements and Financial Statement Schedules

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                                                                                       Page

1)  The following  consolidated  financial  statements of Health and  Retirement
    Properties Trust are  incorporated by reference in to the Company's  Current
    Report on Form 8-K dated  February 17,  1997,  page  references  are to such
    Current Report:
      Balance Sheets as of December 31, 1995 and 1996                                                   F-4
      Statements of Income for the years ended December 31, 1994, 1995 and 1996                         F-5
      Statements of Shareholders' Equity for the years ended December 31, 1994, 1995, and 1996          F-6
      Statements of Cash Flows for the years ended December 31, 1994, 1995, and 1996                    F-7
      Notes to Financial Statements                                                                     F-8

2)  The following schedules are filed herewith:
      III -- Real Estate and Accumulated Depreciation                                                   S-1
      IV -- Mortgage Loans on Real Estate                                                               S-6


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3)  Exhibits:

3.1 Conformed copy of Amended and Restated Declaration of Trust as amended by the amendment approved by the shareholders June 28, 1996 and filed with the Maryland Department of Assessments and Taxation on July 9, 1996. (1)
3.2 Amendment, effective March 3, 1997, Amended and Restated Declaration of Trust providing for an increase in the authorized common shares of beneficial interest, $.01 par value per share, from 100,000,000 to 125,000,000. (2)
3.3   Amended and Restated Bylaws (3)
4.1   Form of Series B Notes (4)
4.2 Supplemental Indenture, dated as of June 29, 1994, between the Company and Shawmut Bank, N.A. (4)
4.3 Indenture, dated as of June 1, 1994, between the Company and Shawmut Bank, N.A. (4)
4.4 First Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet National Bank ("Fleet"), as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures, due 2003, Series A, including form thereof. (5)

4.5 Second Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures, due 2003, Series B, including form thereof. (5)
4.6 Third Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.25% Convertible Subordinated Debentures, due 2001, including form thereof.
       (5)
4.7 Indenture, dated as of September 20, 1996, between the Company and Fleet, as trustee. (6)
8.1 Opinion of Sullivan & Worcester, LLP as to certain tax matters (filed herewith) 9.1 Amended and Restated AMS Voting Trust Agreement (7)
10.1   Advisory Agreement, as amended (8) (+)
10.2   Second Amendment to Advisory Agreement (9) (+)
10.3   Incentive Share Award Plan (7) (+)
10.4   Master Lease Document (10)
10.5   AMS Properties Security Agreement (10)
10.6   AMS Subordination Agreement (10)
10.7   AMS Guaranty (10)
10.8   AMS Pledge Agreement (10)
10.9   AMS Holding Co. Pledge Agreement (10)
10.10  Amended and Restated Renovation Funding Agreement (10)
10.11  Amendment to AMS Transaction Documents (10)
10.12  GCI Master Lease Document (7)
10.13  Amended and Restated HRP Shares Pledge Agreement (7)
10.14  Guaranty, Cross-Default and Cross-Collateralization Agreement (7)
10.15  Marriott Senior Living Series Purchase and Sale Agreement (9)
10.16  Connecticut Subacute Corporation II Lease Document Waterbury (3)
10.17  Connecticut Subacute Corporation II Lease Document Cheshire (3)
10.18  Connecticut Subacute Corporation II Lease Document New Haven (3)
10.19 Vermont Subacute/New Hampshire Subacute Corporation Mater Lease Agreement (Chapple) (3)
10.20  Amended and Restated Agreement and Plan of Reorganization (Chapple) (3)
10.21 Purchase Option Agreement (3) 10.22 Amended and Restated Promissory Note, dated July 29, 1996, from Connecticut Subacute Corporation to the Company. (11)
10.23 Third Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among Health and Retirement Properties Trust, as a borrower, the lenders named therein, Klweinwort Benson Limited, as agent, Wells Fargo Bank, National Association, as administrative agent, Natwest Bank, N.A., as co-agent, et al. (12)
10.24 Letter Agreement, dated as of October 21, 1996, among Health and Retirement Properties Trust, as borrower, Kleinwort Benson Limited, as agent, and the Majority Lenders (12)
10.25 First Amendment, dated as of December 15, 1996, to Third Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among Health and Retirement Properties Trust, as borrower, Kleinwort Benson Limited as agent, Wells Fargo Bank, National Association, as administrative agent, Natwest Bank, N.A., as co-agent, et al. (12)
10.26 Second Amendment and Waiver, dated as of March 19, 1997, to Third Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among Health and Retirement Properties Trust, as borrower, the lenders named therein, Dresdner Kleinwort Benson North American LLC (as successor to Kleinwort Benson Limited), as agent, Wells Fargo Bank, National Association, as administrative agent, Fleet National Bank (as successor to Fleet Bank of Massachusetts), as co-agent, et al. (13)
10.27 Merger Agreement dated February 17, 1997 between Health and Retirement Properties Trust and Government Property Investors, Inc. including forms of Escrow Agreement, Investment and Registration Rights Agreement, Voting Agreement, Information Access Agreement, Indemnification Agreement, Service Contract, Non-Solicitation Agreement and Second Closing Escrow Agreement. (12)
12.1   Earnings to Fixed Charges (filed herewith)
21.1   Subsidiaries of the Registrant (filed herewith)
23.1   Consent of Ernst & Young LLP (filed herewith)

23.2   Consents of Arthur Andersen (filed herewith)
23.3 Consent of Sullivan & Worcester LLP (included as part of Exhibit 8.1 hereto)

(+)    Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 10, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated March 3, 1997.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A dated July 11, 1994.

(5) Incorporated by reference to the Company's Current Report on Form 8-K dated October 7, 1996.

(6) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-02863.

(7) Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto.

(8) Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-16799, dated August 27, 1987, and amendments thereto.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(11) Incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1996.

(12) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 17, 1997.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 20, 1997.

(b) During the fourth quarter of 1996, the Company filed the following Current Reports on Form 8-K:

(i) Current Report on Form 8-K dated October 1, 1996 related to the Company's offering of its 7.5% Convertible Subordinated Debentures, due 2003, Series A and B and 7.25% Convertible Subordinated Debentures, due 2001.

(ii) Current Report on Form 8-K dated October 7, 1996 related to the Company's offering of its 7.5% Convertible Subordinated Debentures, due 2003, Series A and B and 7.25% Convertible Subordinated Debentures, due 2001.

(iii) Current Report on Form 8-K dated October 23, 1996 relating to the redemption of the Company's Floating Rate Senior Notes, due 1999, Series A.

                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996
                                                       (Dollars in thousands)

                                   Initial Cost to                  Gross Amount Carried at
                                       Company                      Close of Period 12/31/96
                              ----------------------              -----------------------------
                                                       Cost                                         Accumu-
                                                    Capitalized                                     lated                 Original
                                        Building &  Subsequent to         Building &               Depreci-    Date    Construction
Location                State   Land    Equipment   Acquisition    Land   Equipment   Total (1)     ation(2)  Acquired     Date
-----------------------------------------------------------------------------------------------------------------------------------
Retirement and Assisted Living Communities:
Scottsdale               AZ   $  979     $ 8,807     $  140     $    990   $  8,936   $  9,926   $   586  $   5/16/94      1990
Sun City                 AZ    1,174      10,569        173        1,189     10,727     11,916       681      6/17/94      1990
Mesa                     AZ    1,480      13,320         --        1,480     13,320     14,800        14     12/27/96      1985
Laguna Hills             CA    3,132      28,184        475        3,172     28,619     31,791     1,641      9/9/94       1975
Boca Raton               FL    4,404      39,633        799        4,474     40,362     44,836     2,646      5/20/94      1994
Deerfield Beach          FL    1,664      14,972        298        1,690     15,244     16,934       999      5/16/94      1986
Ft. Myers                FL    2,349      21,137        419        2,385     21,520     23,905     1,278      8/16/94      1984
Palm Harbor              FL    3,327      29,945        591        3,379     30,484     33,863     1,999      5/16/94      1992
Port St. Lucie           FL    1,223      11,009        219        1,242     11,209     12,451       735      5/20/94      1993
Chicago                  IL    6,200      55,800         --        6,200     55,800     62,000        58     12/27/96      1990
Arlington Heights        IL    3,621      32,587        535        3,665     33,078     36,743     1,896      9/9/94       1986
Silver Spring            MD    3,229      29,065        786        3,301     29,779     33,080     1,830      7/25/94      1992
Rochester                NY    1,070       9,630         --        1,070      9,630     10,700        10     12/27/96      1988
Huron                    SD       45         968          1           44        970      1,014       122      6/30/92      1968
Bellaire                 TX    1,223      11,010        178        1,238     11,173     12,411       732      5/16/94      1991
Arlington                VA    1,859      16,734        295        1,885     17,003     18,888     1,045      7/25/94      1992
Charlottesville          VA    2,936      26,422        472        2,976     26,854     29,830     1,705      6/17/94      1991
Virginia Beach           VA      881       7,926        137          890      8,054      8,944       528      5/16/94      1990
                            --------   ---------    -------     --------   --------   --------   -------
          Subtotal            40,796     367,718      5,518       41,270    372,762    414,032    18,505
                            --------   ---------    -------     --------   --------   --------   -------

Long-Term Care Facilities:
Phoenix                  AZ      655       2,525          5          655      2,530      3,185       326      6/30/92      1963
Yuma                     AZ      223       2,100          4          223      2,104      2,327       267      6/30/92      1984
Yuma                     AZ      103         604          1          103        605        708        77      6/30/92      1984
Fresno                   CA      738       2,577        188          738      2,765      3,503       483     12/28/90      1968
Lancaster                CA      601       1,859      1,029          601      2,888      3,489       439     12/28/90      1963
Newport Beach            CA    1,176       1,729      1,223        1,176      2,952      4,128       424     12/28/90      1962
Palm Springs             CA      103       1,264        982          103      2,246      2,349       307     12/28/90      1969
San Diego                CA    1,114       1,073        480        1,114      1,553      2,667       272     12/28/90      1969
Stockton                 CA      382       2,750          4          382      2,754      3,136       351      6/30/92      1968
Tarzana                  CA    1,277         977        806        1,278      1,782      3,060       298     12/28/90      1969
Thousand Oaks            CA      622       2,522        310          622      2,832      3,454       476     12/28/90      1965
Van Nuys                 CA      716         378        225          718        601      1,319       113     12/28/90      1969


                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                       SCHEDULE III-continued
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996
                                                       (Dollars in thousands)

                                   Initial Cost to                  Gross Amount Carried at
                                       Company                      Close of Period 12/31/96
                              ----------------------              -----------------------------
                                                       Cost                                         Accumu-
                                                    Capitalized                                     lated                 Original
                                        Building &  Subsequent to         Building &               Depreci-    Date    Construction
Location                State   Land    Equipment   Acquisition    Land   Equipment   Total (1)     ation(2)  Acquired     Date
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Care Facilities - continued
Colorado Springs         CO       23         777        209           26        983      1,009        72      11/1/94      1960
Grand Junction           CO        6       2,583      1,313          136      3,766      3,902       291     12/30/93      1978
Grand Junction           CO      204       3,875        322          204      4,197      4,401       387     12/30/93      1968
Lakewood                 CO      232       3,766        724          232      4,490      4,722       722     12/28/90      1972
Littleton                CO      185       5,043        349          185      5,392      5,577       914     12/28/90      1965
Paonia                   CO      115       2,179         73          115      2,252      2,367       209     12/30/93      1981
Cheshire                 CT      520       7,380      1,559          520      8,939      9,459     2,003      11/1/87      1963
Killingly                CT      240       5,360        460          240      5,820      6,060     1,627      5/15/87      1972
New Haven                CT    1,681      14,953      1,236        1,681     16,189     17,870     2,226      5/11/92      1971
Waterford                CT       86       4,714        453           86      5,167      5,253     1,498      5/15/87      1965
Willimantic              CT      134       3,566        479          166      4,013      4,179     1,077      5/15/87      1965
College Park             GA      300       2,702         19          300      2,721      3,021        52      5/15/96      1985
Glenwood                 GA      174       1,564          3          174      1,567      1,741        28      5/15/96      1972
Dublin                   GA      442       3,982         41          442      4,023      4,465        73      5/15/96      1968
Macon                    GA      363       3,271         --          363      3,271      3,634        62      5/15/96      1969
Marrietta                GA      300       2,702         11          300      2,713      3,013        50      5/15/96      1969
Clarinda                 IA       77       1,453        228           77      1,681      1,758       146     12/30/93      1968
Council Bluffs           IA       50         467         84           50        551        601        44      6/4/93       1970
Council Bluffs           IA      225       2,125         90          225      2,215      2,440        93      4/1/95       1963
Glenwood                 IA       45       2,155         24           45      2,179      2,224        93      4/1/95       1964
Mediapolis               IA       94       1,776        236           94      2,012      2,106       179     12/30/93      1973
Muscatine                IA      246       4,683      2,268          246      6,951      7,197       475     12/30/93      1964
Pacific Junction         IA       32         368          5           32        373        405        16      4/1/95       1978
Toledo                   IA      153       2,907        337          153      3,244      3,397       294     12/30/93      1975
Winterset                IA      111       2,099        491          111      2,590      2,701       218     12/30/93      1973
Nashville                IL       75       2,556         80           75      2,636      2,711       454     12/28/90      1964
Arma                     KS       47       1,953        103           47      2,056      2,103        86      4/1/95       1970
Ellinwood                KS      130       1,420         38          130      1,458      1,588        61      4/1/95       1972
Smith Center             KS      111       2,099        145          111      2,244      2,355       205     12/30/93      1971
Topeka                   KS      110         890         24          110        914      1,024        38      4/1/95       1963
Topeka                   KS      137         913         47          137        960      1,097        38      4/1/95       1970
Topeka                   KS       18         232        156           18        388        406        11      4/1/95       1968
Wichita                  KS      105       1,995         --          105      1,995      2,100        42      10/1/96      1973
Oak Grove                MO      119       1,831        233          119      2,064      2,183        82      4/1/95       1976
St. Joseph               MO      111       1,027        135          111      1,162      1,273        93      6/4/93       1976


                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                       SCHEDULE III-continued
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996
                                                       (Dollars in thousands)

                                   Initial Cost to                  Gross Amount Carried at
                                       Company                      Close of Period 12/31/96
                              ----------------------              -----------------------------
                                                       Cost                                         Accumu-
                                                    Capitalized                                     lated                 Original
                                        Building &  Subsequent to         Building &               Depreci-    Date    Construction
Location                State   Land    Equipment   Acquisition    Land   Equipment   Total (1)     ation(2)  Acquired     Date
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Care Facilities - continued
Tarkio                   MO      102       1,938        381          102      2,319      2,421       193     12/30/93      1970
Grand Island             NE      119       1,331        350          119      1,681      1,800        62      4/1/95       1963
Rochester                NH      466       3,219          4          466      3,223      3,689       158      1/30/95      1972
Burlington               NJ    1,300      11,700          7        1,300     11,707     13,007       367      9/28/95      1994
Akron                    OH      330       5,370        727          330      6,097      6,427     1,743      5/15/87      1971
Grove City               OH      332       3,081         32          332      3,113      3,445       275      6/4/93       1965
Huron                    SD      144       3,108          4          144      3,112      3,256       393      6/30/92      1968
Sioux Falls              SD      253       3,062          4          253      3,066      3,319       388      6/30/92      1960
Barre                    VT      261       4,530        133          389      4,535      4,924       222      1/30/95      1979
Barre                    VT      129       3,825          4          129      3,829      3,958       187      1/30/95      1972
Bennington               VT      160       4,385          5          160      4,390      4,550       215      1/30/95      1971
Burlington               VT      791       5,985        410          872      6,314      7,186       307      1/30/95      1968
Springfield              VT       50         747          1           50        748        798        37      1/30/95      1976
Springfield              VT       89       3,724        157          242      3,728      3,970       183      1/30/95      1971
St. Albans               VT      154         710          1          154        711        865        35      1/30/95      1900
St. Johnsbury            VT       95       3,416          4           95      3,420      3,515       167      1/30/95      1978
Seattle                  WA      256       4,869         68          256      4,937      5,193       478      11/1/93      1972
Brookfield               WI      834       3,849      8,014          834     11,863     12,697     1,231     12/28/90      1954
Clintonville             WI       49       1,625         88           30      1,732      1,762       290     12/28/90      1965
Clintonville             WI       14       1,695         37           14      1,732      1,746       292     12/28/90      1960
Madison                  WI      144       1,633        109          144      1,742      1,886       292     12/28/90      1920
Milwaukee                WI      277       3,883         --          277      3,883      4,160       541      3/27/92      1969
Milwaukee                WI      116       3,438        123          116      3,561      3,677       597     12/28/90      1960
Waukesha                 WI       68       3,452      2,232           68      5,684      5,752       730     12/28/90      1958
Laramie                  WY      191       3,632        190          191      3,822      4,013       355     12/30/93      1964
Saratoga                 WY       13       1,487        185           14      1,671      1,685       124      11/1/94      1974
Worland                  WY      132       2,503        565          132      3,068      3,200       246     12/30/93      1970
                            --------   ---------    -------     --------   --------   --------   -------
          Subtotal            21,580     213,921     31,067       22,092    244,476    266,568    27,900
                            --------   ---------    -------     --------   --------   --------   -------

Long-Term Care Facilities with Subacute Services:
Wallingford              CT      557      11,043      1,921          557     12,964      13,521    3,466     12/23/86      1974
Waterbury                CT      514      10,186      1,114          630     11,184      11,814    3,165     12/23/86      1971
Forestville              CT      465       9,235      3,083          478     12,305      12,783    2,972     12/23/86      1972
Waterbury                CT    1,003       9,023        914        1,003      9,937      10,940    1,356      5/11/92      1974
Boston                   MA    2,164      20,836      1,978        2,164     22,814      24,978    5,117      5/1/89       1968


                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                       SCHEDULE III-continued
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996
                                                       (Dollars in thousands)

                                   Initial Cost to                  Gross Amount Carried at
                                       Company                      Close of Period 12/31/96
                              ----------------------              -----------------------------
                                                       Cost                                         Accumu-
                                                    Capitalized                                     lated                 Original
                                        Building &  Subsequent to         Building &               Depreci-    Date    Construction
Location                State   Land    Equipment   Acquisition    Land   Equipment   Total (1)     ation(2)  Acquired     Date
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Care Facilities with Subacute Services - continued

Worcester                MA    1,829      15,071      1,869        1,829     16,940     18,769     4,259      5/1/88       1970
Hyannis                  MA      829       7,463         --          829      7,463      8,292     1,115      5/11/92      1972
Middleboro               MA    1,771      15,752         --        1,771     15,752     17,523     2,328      5/11/92      1975
North Andover            MA    1,448      11,049         --        1,448     11,049     12,497     1,651      5/11/92      1985
Canonsburg               PA    1,499      13,493        606        1,518     14,080     15,598     2,565      3/1/91
                            --------   ---------    -------     --------   --------   --------   -------
          Subtotal            12,079     123,151     11,485       12,227    134,488    146,715    27,994
                            --------   ---------    -------     --------   --------   --------   -------

Medical Office Buildings and Clinics:

San Diego                CA    1,425      12,842         --        1,425     12,842     14,267        13     12/31/96      1985
San Diego                CA    4,205      38,335         --        4,206     38,334     42,540        40      12/5/96      1985
Sacramento               CA      644       3,206         77          644      3,283      3,927       194     12/18/95      1988
Washington               DC    2,485      22,696         --        2,485     22,696     25,181       165      9/3/96       1976
Boston                   MA    3,378      30,397        381        3,379     30,777     34,156       985      9/28/95      1985
Boston                   MA    1,447      13,028         39        1,447     13,067     14,514       422      9/28/95      1993
Boston                   MA    1,500      13,500        206        1,500     13,706     15,206       356     12/18/95      1988
Westwood                 MA      303       2,740         --          303      2,740      3,043         9     11/26/96      1980
Brooklyn                 NY      775       7,054         --          775      7,054      7,829        95      6/6/96       1982
White Plains             NY    1,200      10,870         --        1,200     10,870     12,070       238      2/6/96       1995
Fairfax                  VA      569       5,122         --          569      5,122      5,691         5      12/3/96      1990
                            --------   ---------    -------     --------   --------   --------   -------
          Subtotal            17,931     159,790        703       17,933    160,491    178,424     2,522
                            --------   ---------    -------     --------   --------   --------   -------

Total Real Estate            $92,386    $864,580    $48,773      $93,522   $912,217 $1,005,739   $76,921
                            ========   =========    =======     ========   ======== ==========   =======


(1)    Aggregate cost for federal income tax purposes is approximately $979,802.

(2)    Depreciation  is provided  for on buildings  and  improvements  for periods  ranging up to 40 years and on equipment up to 12 years.

                                                                S-4


                                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                                      SCHEDULE III - continued
                                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                          December 31, 1996
                                                                       (Dollars in thousands)

                                                                Real Estate and       Accumulated
                                                                    Equipment         Depreciation
                                                                ----------------    ----------------
Balance at January 1, 1994                                       $   384,811          $    34,969
   Additions                                                         341,610               13,594
   Disposals                                                         (53,338)              (8,993)
                                                                 -----------          -----------
Balance at December 31, 1994                                         673,083               39,570
   Additions                                                         309,853               21,047
   Disposals                                                         (24,376)              (2,352)
   Real estate investments of Hospitality Properties Trust          (180,349)              (2,410)
                                                                 -----------          -----------
Balance at December 31, 1995                                         778,211               55,855
   Additions                                                         227,528               21,066
                                                                 -----------          -----------
Balance at December 31, 1996                                     $ 1,005,739          $    76,921
                                                                 ===========          ===========


                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1996
                                                       (Dollars in thousands)
                                                                                                                       Principal
                                                                                                                       Amount of
                                                                                                                         Loans
                                                                                                                       Subject to
                                        Final                                            Face         (1) Carry        Delinquent
                           Interest   Maturity                                         Value of       Value of         Principal
Location                    Rate        Date     Periodic Payment Terms                Mortgage        Mortgage       or Interest
-----------------------------------------------------------------------------------------------------------------------------------
Farmington, MI            11.50%     12/31/00    Principal and interest, payable        $ 4,274         $4,274          $    --
                                                 monthly in arrears. $4.1 million
                                                 due at maturity.

Jacksonville, FL          10.50%      3/31/06    Interest only, payable monthly           5,000          5,000               --
                                                 in arrears.  $5.0 million  due
                                                 at maturity.

Howell, MI                11.50%     12/31/00    Principal and interest, payable          5,069          5,069               --
                                                 monthly in arrears. $4.9 million
                                                 due at maturity.

Medina, OH                 8.25%      2/1/98     Principal and interest, payable          5,854          5,539               --
                                                 monthly in arrears. $5.8 million
                                                 due maturity.

Ainsworth, NE              9.00%     12/31/16    Interest only, payable in arrears;       5,967          5,967               --
Ashland, NE                                      principal and interest starting
Blue Hill, NE                                    1998. $2.9 million due at
Central City, NE                                 maturity.
Gretna, NE
Sutherland, NE
Waverly, NE

Aberdeen, NC              11.35%      4/30/07    Interest only, payable in arrears;      11,500         11,500               --
King, NC                                         principal and  interest starting
New Bern, NC                                     1997. $9.6 million due at
                                                 maturity.

Milwaukee, WI             11.50%     12/31/10    Interest only, payable in arrears;      11,500         11,500               --
Pewaukee, WI                                     principal and interest starting 1997.
                                                 $9.6 million due at maturity.

Torrance, CA              11.25%     12/31/02    Interest only, payable in arrears;      12,309         12,309               --
Torrance, CA                                     principal and  interest starting 1997.
Anaheim, CA                                      $11.5 million due at maturity.


                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                        SCHEDULE IV-continued
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1996
                                                       (Dollars in thousands)
                                                                                                                       Principal
                                                                                                                       Amount of
                                                                                                                         Loans
                                                                                                                       Subject to
                                        Final                                            Face         (1) Carry        Delinquent
                           Interest   Maturity                                         Value of       Value of         Principal
Location                    Rate        Date     Periodic Payment Terms                Mortgage        Mortgage       or Interest
-----------------------------------------------------------------------------------------------------------------------------------

Canon City, CO           11.50%     12/31/16     Interest only, payable in arrears;     13,551          13,551               --
Colorado Springs, CO                             principal and interest starting
Delta, CO                                        in 1998.  $7.6 million due at
                                                 maturity.

Slidell, LA              11.00%     12/31/10     Principal and interest, payable        19,358         19,358                --
                                                 monthly in arrears. $13.9 million
                                                 due at maturity.

22 Mortgages       7.37% - 13.75%   4/97-12/16  Interest only or principal and
                                                interest, payable monthly in arrears.   46,180         43,178                --

                                                                                     ----------------------------------------------
                                                                                     $ 140,562      $ 137,245            $   --
                                                                                     ==============================================


(1) Also represent cost for federal income tax purposes.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                              SCHEDULE IV-continued
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1996
                             (Dollars in thousands)




         Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

Balance at January 1, 1994                                $ 148,250
   New mortgage loans                                        11,772
   Collections of principal, net of discounts               (44,178)
   Reclassification of real estate investment                 9,947
                                                          ---------
Balance at December 31, 1994                                125,791
   New mortgage loans                                        40,064
   Collections of principal, net of discounts               (26,607)
                                                          ---------
Balance at December 31, 1995                                139,248
   New mortgage loans                                         5,918
   Collections of principal, net of discounts                (7,921)
                                                          ---------
Balance at December 31, 1996                              $ 137,245
                                                          =========

                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTH AND RETIREMENT PROPERTIES TRUST


                                    By:/s/David J. Hegarty
                                    David J. Hegarty
                                    President and Chief Operating Officer
                                    Dated:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                    Title                                          Date
---------                                    -----                                          ----

/s/David J. Hegarty                    President and Chief Operating Officer            March 28, 1997
David J. Hegarty


/s/Ajay Saini                          Treasurer and Chief Financial Officer            March 28, 1997
Ajay Saini


/s/Bruce M. Gans, M.D.                 Trustee                                          March 28, 1997
Bruce M. Gans, M.D.


_________________________              Trustee
Ralph J. Watts


____________________________           Trustee
Rev. Justinian Manning, C.P.


/s/ Gerard M. Martin                   Trustee                                          March 28, 1997
Gerard M. Martin


/s/Barry M. Portnoy                    Trustee                                          March 28, 1997
Barry M. Portnoy

