Form 10-Q
period 1997-03-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1997-05-15
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                     OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

              Maryland                              04-6558834
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

Number of Common Shares outstanding at the latest practicable date May 12, 1997:
            98,703,918 shares of beneficial interest, $.01 par value.


                                    FORM 10-Q

                                  MARCH 31,1997

                                      INDEX
                                                                                                  Page

PART I          Financial Information

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                    1

                Consolidated Statements of Income - Three Months Ended March 31, 1997
                and 1996                                                                              2

                Consolidated Statements of Cash Flows - Three Months Ended March 31,
                1997 and 1996                                                                         3

                Notes to Consolidated Financial Statements                                            4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results               6
                    of Operations

PART II         Other Information

Item 2          Changes in Securities                                                                 8

Item 5          Other Information                                                                     8

Item 6          Exhibits and Reports on Form 8-K                                                      8

                Signatures                                                                            9


                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                            CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands, except per share amounts)
                                                    (unaudited)

                                                                         March 31,     December 31,
                                                                           1997           1996
                                                                      -------------   -------------

ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $110,167 and $109,843, respectively):
  Land                                                                 $   168,064    $    93,522
  Buildings and improvements                                             1,235,293        912,217
                                                                       -----------    -----------
                                                                         1,403,357      1,005,739
  Less accumulated depreciation                                             83,439         76,921
                                                                       -----------    -----------
                                                                         1,319,918        928,818

Real estate mortgages and notes, net (including note to affiliate
      of $2,365)                                                           146,508        150,205
Investment in Hospitality Properties Trust                                 102,958        103,062
Cash and cash equivalents                                                   81,296         21,853
Interest and rents receivable                                               16,933         11,612
Deferred interest and finance costs, net, and other assets                  11,764         13,972
                                                                       -----------    -----------
                                                                       $ 1,679,377    $ 1,229,522
                                                                       ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                     $      --      $   140,000
Senior notes and bonds payable, net                                        124,446        124,385
Convertible subordinated debentures                                        211,723        227,790
Mortgage notes payable                                                      27,588           --
Accounts payable and accrued expenses                                       25,269         10,711
Prepaid rents                                                                6,943          7,608
Security deposits                                                            6,111          8,387
Due to affiliates                                                              916          2,593
Dividends payable                                                           35,532           --

Shareholders' equity:
    Preferred shares of beneficial interest, $.01 par value:
           50,000,000 shares authorized, none issued                          --             --
    Common shares of beneficial interest, $.01 par value:
           125,000,000 shares and 100,000,000 shares authorized,
           respectively, and 98,700,975 shares and 66,888,917 shares
           issued and outstanding, respectively                                987            669
    Additional paid-in capital                                           1,368,275        795,263
    Cumulative net income                                                  325,697        306,298
    Dividends                                                             (454,110)      (394,182)
                                                                       -----------    -----------
      Total shareholders' equity                                         1,240,849        708,048
                                                                       -----------    -----------
                                                                       $ 1,679,377    $ 1,229,522
                                                                       ===========    ===========



                             See accompanying notes

                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                         CONSOLIDATED STATEMENTS OF INCOME
                                 (Amounts in thousands, except per share amounts)
                                                    (unaudited)


                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                    1997            1996
                                                                  --------        --------

Revenues:
   Rental income                                                  $ 30,679        $ 23,682
   Interest and other income                                         5,205           4,798
                                                                  --------        --------
       Total revenues                                               35,884          28,480
                                                                  --------        --------

Expenses:
   Operating                                                         2,067             744
   Interest                                                          7,848           4,961
   Depreciation and amortization                                     6,955           5,182
   General and administrative                                        1,871           1,473
                                                                  --------        --------
       Total expenses                                               18,741          12,360
                                                                  --------        --------

Income before equity in earnings of Hospitality Properties
   Trust and extraordinary item                                     17,143          16,120
Equity in earnings of Hospitality Properties Trust                   2,256           2,092
                                                                  --------        --------
Income before extraordinary item                                    19,399          18,212


Extraordinary item - early extinguishment of debt                     --            (2,443)
                                                                  --------        --------
Net income                                                        $ 19,399        $ 15,769
                                                                  ========        ========

Weighted average share outstanding                                  71,905          66,155
                                                                  ========        ========

Per share amounts:
Income before extraordinary item                                  $    .27        $    .28
                                                                  ========        ========
Net income                                                        $    .27        $    .24
                                                                  ========        ========










                             See accompanying notes

                                      HEALTH AND RETIREMENT PROPERTIES TRUST


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                    (unaudited)
                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                                 ---------------------------
                                                                                     1997          1996
                                                                                  ----------    ----------
Cash flows from operating activities:
   Net income                                                                      $  19,399    $  15,769
   Adjustments to reconcile net income to cash provided by operating activities:
       Equity in earnings of Hospitality Properties Trust                             (2,256)      (2,092)
       Dividends from Hospitality Properties Trust                                     2,360        2,320
       Extraordinary item                                                               --          2,443
       Depreciation                                                                    6,518        5,050
       Amortization                                                                      437          132
       Amortization of deferred interest costs                                           322          428
       Change in assets and liabilities:
          Decrease (increase) in interest and rents receivable and other assets        5,194         (662)
          Decrease in security deposit                                                (2,276)      (1,366)
          Increase (decrease) in accounts payable and accrued expenses                 8,236         (227)
          (Decrease) increase in prepaid rents                                          (665)         176
          Decrease in due to affiliates                                               (1,068)      (1,281)
                                                                                   ---------    ---------
                  Cash provided by operating activities                               36,201       20,690
                                                                                   ---------    ---------
Cash flows from investing activities:
    Real estate acquisitions                                                          (6,272)     (13,400)
    Acquisition of business, less cash acquired                                     (291,935)        --
    Investments in mortgage loans                                                       (268)     (15,293)
    Proceeds from repayment of notes and mortgage loans, net of discounts              3,915         --
                                                                                   ---------    ---------
                  Cash used for investing activities                                (294,560)     (28,693)
                                                                                   ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of common shares                                          483,153        6,995
    Proceeds from borrowings                                                            --         27,000
    Payment on borrowings                                                           (140,000)        --
    Deferred finance costs incurred                                                     (955)        (650)
    Dividends paid                                                                   (24,396)     (23,158)
                                                                                   ---------    ---------
                  Cash provided by financing activities                              317,802       10,187
                                                                                   ---------    ---------
Increase in cash and cash equivalents                                                 59,443        2,184
Cash and cash equivalents at beginning of period                                      21,853       18,640
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $  81,296    $  20,824
                                                                                   =========    =========
Supplemental cash flow information:
    Interest paid                                                                  $   9,070    $   5,058
                                                                                   =========    =========
Non-cash financing activities:
    Issuance of shares                                                             $  16,304    $    --
    Conversion of convertible subordinated debentures                                (15,694)        --

Acquisition of business, less cash acquired:
    Real estate acquisitions                                                       $ 391,346    $    --
    Working capital, other than cash                                                   2,051         --
    Liabilities assumed                                                              (27,588)        --
    Net cash used to acquire business                                               (291,935)        --
                                                                                   ---------    ---------
    Issuance of shares                                                             $  73,874    $    --
                                                                                   =========    =========

                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)




Note 1.  Basis of Presentation

         The consolidated financial statements of Health and Retirement Properties Trust (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Shareholders' Equity

         In January, 1997, the Company issued 32,846 shares of common stock to HRPT Advisors, Inc. (the "Advisor"), an affiliate, as the incentive fee earned for the year ended December 31, 1996. In March, 1997, the Company issued
27,025,000 common shares in a public offering, yielding net proceeds of approximately $483,153. Proceeds of the offering were used to repay the then outstanding balance on the Company's revolving credit facility of $140,000 and to fund the acquisition of real estate. In addition, during March 1997, the Company issued 3,862,716 shares in a private placement as part of the payment for the purchase of real estate. During the quarter ended March 31, 1997, the Company issued 891,496 shares due to the conversion of $16,067 of the Series A Convertible Subordinated Debentures due 2003.

         During the quarter, the Company increased the number of shares authorized from 100,000,000 to 125,000,000.

         The Trustees declared a dividend on the Company's common shares of beneficial interest with respect to the quarter ended March 31, 1997, of $0.36, which will be distributed on or about May 20, 1997 to shareholders of record as of March 31, 1997.

         The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("FAS 128"). The statement is effective for interim and annual financial statements ending after December 15, 1997. Management estimates that adoption of FAS 128 will have no impact on reported results.

Note 3.  Real Estate Properties

         In January, 1997, the Company purchased a medical office building for approximately $5,544 paid for with cash on hand. The property is managed by M&P Partners Limited Partnership ("M&P"), an affiliate of the Company.

         In February, 1997, the Company entered into an agreement to acquire 30 office buildings (the "Government Properties"), leased to various agencies of the United States Government. In March, 1997, the Company purchased 25 of the Government Properties for approximately $391,346. The acquisition was funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of 3,862,716 unregistered common shares of the Company in a private placement and the assumption of $27,588 of debt. The Government Properties are managed by M&P.

         The following pro forma summary presents the results of operations of the Company as if the acquisition of the Government Properties occurred at the beginning of 1996.
                                  Three Months Ended March 31,
                               --------------------------------
                                  1997                1996
                               ---------            ---------
Revenue                          $50,010             $43,472
Net income                        25,829              19,904
Net income per share                 .27                 .24

         These pro forma results are not necessarily indicative of the expected results of operations for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the capital structure of the Company.

         During the quarter ended March 31, 1997, the Company provided $728 of improvement financing to existing tenants.

         At March 31, 1997, 19% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended March 28, 1997.

         At March 31, 1997, the Company had total outstanding commitments aggregating $49,838 to acquire real estate properties, including the five Government Properties, and to finance improvements to certain properties leased or mortgaged by the Company. Subsequent to March 31, 1997, the Company entered into agreements to acquire a retirement living facility and medical office buildings aggregating $170,350. In May 1997, the Company acquired the retirement living facility for approximately $14,350 paid for with cash on hand.

Note 4.  Investment in Hospitality Properties Trust

         At March 31, 1997, the Company owned 4,000,000 shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $102,958 and market value of $122,500. The Company's percentage of ownership of HPT is 14.9%.

Note 5.  Real Estate Mortgages and Notes Receivable, net

         During the first quarter of 1997, the Company provided improvement financing for existing facilities of $268. Also during the quarter, the Company received $4,260 of principal payments, including the payoff of one mortgage for $3,858 secured by a long-term care facility.

Note 6. Indebtedness

         In March 1997, the Company extended and modified its $250 million unsecured revolving bank credit facility. The restated credit facility matures in 2001 and bears interest at LIBOR plus a premium. At March 31, 1997, there were no amounts outstanding under the credit facility.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 1997, increased by $7,404,000 in comparison to the quarter ended March 31, 1996. Rental income increased by $6,997,000 and interest income increased by $407,000 over the comparable period. Rental income increased as a result of new real estate investments subsequent to March 31, 1996. Interest income increased primarily due to higher cash balances.

         Total expenses for the quarter ended March 31, 1997, increased by $6,381,000 over the quarter ended March 31, 1996. The increase is the result of increases in operating, interest, depreciation and amortization, and general and administrative expenses of $1,323,000, $2,887,000, $1,773,000 and $398,000, respectively. Operating expenses increased due to investments acquired after March 31, 1996. Interest expense increased due to higher borrowings outstanding under its revolving credit facility and due to the convertible subordinated debentures issued in October 1996, offset by the prepayment of the Series A Senior Notes, also in October 1996. Depreciation and general and administrative expense increased as a result of new investments since March 31, 1996.

         Net income for the quarter ended March 31, 1997 increased to $19,399,000, or $.27 per share, from $15,769,000, or $.24 per share, for the same quarter in 1996. The increase is the result of new investments since March 31, 1996, and an extraordinary loss during the quarter ended March 31, 1996 of $2,443,000 related to the early retirement of debt. Income before extraordinary item increased to $19,399,000, or $.27 per share, from $18,212,000, or $.28 per share. On a per share basis, net income has been diluted by the issuance of additional common shares after March 31, 1996.

         The Company bases its dividends primarily on Funds from Operations ("FFO"). The Company has adopted the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO, defined as income before equity in earnings of HPT, gain (loss) on sale of real estate and extraordinary items, plus depreciation and the Company's proportionate share of HPT's FFO. The Company's FFO for the 1997 quarter was $27,030,000, or $.38 per share, as compared to $24,161,000, or $.37 per share, for the 1996 quarter. Cash available for distribution may not necessarily equal FFO as the cash flow of the Company is affected by other factors not included in the FFO calculation. The dividends declared which relate to these quarters were $35,532,000, or $.36 per share, in 1997 and $23,158,000, or $.35 per share, in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Assets of the Company increased to $1.7 billion at March 31, 1997 from $1.2 billion at December 31, 1996. The increase is primarily attributable to new real estate investments.

         In January, 1997, the Company purchased a medical office building for approximately $5,544,000 paid for with cash on hand. In February, 1997, the Company entered into an agreement to acquire 30 office buildings ("Government
Properties") leased to the United States Government for cash, unregistered common shares of the Company and the assumption of certain indebtedness. In
March, 1997, the Company purchased 25 of the 30 Government Properties for approximately $391,346,000. The acquisition was funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of 3,862,716 unregistered common shares of the Company in a private placement and the assumption of $27,588,000 of debt. The acquisition of the remaining five properties are subject to various conditions customary in real estate transactions and are expected to be substantially consummated by September 30, 1997, however, no assurances can be given if and when these transactions will be complete.

         During the quarter ended March 1997, the Company provided $996,000 of improvement financing to existing facilities and received $4,260,000 of principal payments, including the payoff of one mortgage for $3,858,000 secured by a long-term care facility.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES - continued

         In March, 1997, the Company issued 27,025,000 common shares in a public offering yielding net proceeds of approximately $483,153,000. Proceeds of the offering were used to repay the balance on the Company's revolving credit facility of $140,000,000 and to fund the acquisition of real estate. In addition, during the quarter ended March 31, 1997, the Company issued 891,496 shares due to the conversion of $16,067,000 of the Series A Convertible Subordinated Debentures due 2003.

         At March 31, 1997, the Company had $81,296,000 of cash and cash equivalents, and the ability to borrow $250,000,000 under its revolving credit facility. The facility matures in 2001 and bears interest at a spread over LIBOR. The effective interest rates on the Company's Senior Notes are capped by the use of interest rate cap agreements. The interest rate cap agreements provide for maximum weighted average interest rates of approximately 6.24% on $200 million of its variable rate debt through 1997.

         At March 31, 1997, the Company had outstanding commitments to provide financing totaling approximately $49,838,000, including the five Government Properties. Subsequent to March 31, 1997, the Company entered into agreements to acquire a retirement living facility and medical office buildings aggregating $170,350,000. In May 1997, the Company acquired the retirement living facility for approximately $14,350,000 paid for with cash on hand. The acquisition of the medical office buildings are subject to various conditions customary in real estate transactions and are expected to be substantially consummated by May 31, 1997, however, no assurances can be given if and when these transactions will be complete. The Company intends to fund these commitments with a combination of cash on hand, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any.

         The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such borrowed funds. As of March 31, 1997, the Company's debt as a percentage of total market capitalization was approximately 17 %.

CERTAIN IMPORTANT FACTORS

         The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any property's financial condition or results of operations.
Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Part II  Other Information

Item 2. Changes in Securities

         (c) In January 1997 the Company issued 32,846 common shares of beneficial interest, par value $.01 per share, ("Common Shares") to HRPT Advisors, Inc. ("Advisors"), the Company's investment advisor, as an incentive fee for services rendered during 1996, representing an incentive fee of $609,622, based upon a per Common Share price of $18.56. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         As described above under "Liquidity and Capital Resources" and as previously reported, in March 1997 the Company issued a total of 3,862,716 Common Shares to Government Properties Investors, Inc. in payment of merger consideration in connection with the merger of a subsidiary (the "GPI Subsidiary") of Government Properties Investors, Inc. ("GPI") into a subsidiary of the Company which survived such merger. As a result, the capital stock of direct and indirect subsidiaries of GPI Subsidiaries which owned 25 properties leased to agencies of the United States Government became indirectly owned by the Company. The related merger agreement also provides for the issuance of additional Common Shares at a second closing thereunder, if and when certain other properties owned directly or indirectly by GPI are transferred (directly or by share transfer) to a subsidiary of the Company. The Common Shares were valued at an aggregate of $73,874,444, based upon a per Common Share price of $19.125. Further information with respect to such merger and Common Share issuance is set forth in Item 5 (Other Events), Part A (GPI Acquisition), of its Current Report on Form 8-K, dated February 17, 1997, which Part is hereby incorporated by reference. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities. Among other things, GPI represented to the Company in connection with its acquisition of such Common Shares that such securities were being acquired for its own account for investment and not with a view to any distribution or public offering within the meaning of the Securities Act or any state securities law, that it is an "accredited investor" within the meaning of Rule 501 promulgated by the Securities and Exchange Commission pursuant to the Securities Act, and that transfers of such securities were subject to certain restrictions set forth in agreements relating to the merger.

Item 5. Other Information

         The Board of Trustees increased the number of authorized but unissued junior participating preferred shares of beneficial interest, par value $.01 per share (the "Junior Participating Preferred Shares") from 1,000,000 to 1,250,000, effective May 14, 1997.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:
               3. Amendment to the Articles Supplementary relating to the Company's Junior Participating Preferred Shares effective May 14, 1997.

27.          Financial Data Schedule

         (b) Reports on Form 8-K:
               1.   Current Report on Form 8-K dated February 13, 1997 (Item 5)
               2.   Current  Report on Form 8-K dated February 17, 1997 (Item 5,
                    7) and including pro forma and historical financial statements of the Company as of and for the year ended December 31, 1996
               3.   Current Report on Form 8-K dated March 3, 1997 (Item 7)
               4. Current Report on Form 8-K dated March 14, 1997 (Item 5, 7) and including pro forma financial statement of the Company as of and for the year ended December 31, 1996. Such pro forma financial statements modify and supersede the pro forma financial statements of the Company contained in the Company's Current Report on Form 8-K dated February 17, 1997 in their entirety.

                     HEALTH AND RETIREMENT PROPERTIES TRUST



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEALTH AND RETIREMENT PROPERTIES TRUST


                                  By: /S/ David J. Hegarty
                                      David J. Hegarty
                                      President and Chief Operating Officer
                                      Dated:  May 15, 1997

                                  By: /S/ Ajay Saini
                                      Ajay Saini
                                      Treasurer and Chief Financial Officer
                                      Dated:  May 15, 1997