Form 10-Q
period 1997-06-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1997-08-14
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares outstanding at the latest practicable date August 8, 1997: 98,838,340 shares of beneficial interest, $.01 par value.

                                    FORM 10-Q

                                  JUNE 30, 1997

                                      INDEX

PART I     Financial Information                                        Page

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1997 and
               December 31, 1996                                          1

           Consolidated Statements of Income - Three and Six
               Months Ended June 30, 1997 and 1996                        2

           Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1997 and 1996                               3

           Notes to Consolidated Financial Statements                     5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                                                                          7

PART II    Other Information

Item 2.    Changes in Securities                                         10

Item 4.    Submission of Matters to a Vote of Securities Holders         10

Item 5.    Other Information                                             11

Item 6.    Exhibits and Reports on Form 8-K                              11

           Signatures                                                    12

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                          June 30,     December 31,
                                                                            1997          1996
                                                                        ------------  ------------

ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $110,885 and $109,843, respectively):
  Land                                                                   $  183,449   $   93,522
  Buildings and improvements                                              1,413,774      912,217
                                                                                      ----------
                                                                                      ----------
                                                                          1,597,223    1,005,739
  Less accumulated depreciation                                              92,284       76,921
                                                                         ----------   ----------
                                                                          1,504,939      928,818

Real estate mortgages and notes, net (including note from an affiliate
      of $2,365)                                                            144,588      150,205
Investment in Hospitality Properties Trust                                  102,707      103,062
Cash and cash equivalents                                                    39,962       21,853
Interest and rents receivable                                                16,544       11,612
Deferred interest and finance costs, net, and other assets                   13,191       13,972
                                                                         ----------   ----------
                                                                         $1,821,931   $1,229,522
                                                                         ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                       $  145,000   $  140,000
Senior notes and bonds payable, net                                         124,508      124,385
Mortgage notes payable                                                       27,106         --
Convertible subordinated debentures                                         211,650      227,790
Accounts payable and accrued expenses                                        30,404       10,711
Prepaid rents                                                                 7,113        7,608
Security deposits                                                             4,428        8,387
Due to affiliates                                                             2,253        2,593

Shareholders' equity:
    Preferred shares of beneficial interest, $.01 par value:
      50,000,000 shares authorized, none issued                                 --           --
    Common shares of beneficial interest, $.01 par value:
      125,000,000 shares and 100,000,000 shares authorized,
      respectively, and, 98,741,152 shares and 66,888,917 shares
      issued and outstanding, respectively                                      987            669
Additional paid-in capital                                                1,369,037        795,263
Cumulative net income                                                       353,555        306,298
Dividends                                                                  (454,110)      (394,182)
                                                                        -----------    -----------
  Total shareholders' equity                                              1,269,469        708,048
                                                                        -----------    -----------
                                                                        $ 1,821,931    $ 1,229,522
                                                                        ===========    ===========


                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------    -------------------------
                                                       1997           1996           1997             1996
                                                    ---------      ---------       ---------       ---------
Revenues:
   Rental income                                     $ 46,613       $ 24,137        $ 77,292       $ 47,819
   Interest and other income                            5,894          5,488          11,099         10,286
                                                     --------       --------        --------       --------
       Total revenues                                  52,507         29,625          88,391         58,105
                                                     --------       --------        --------       --------

Expenses:
   Operating                                            6,689            798           8,756          1,542
   Interest                                             7,898          5,285          15,746         10,246
   Depreciation and amortization                        9,283          5,319          16,238         10,501
   General and administrative                           2,968          1,600           4,839          3,073
                                                     --------       --------        --------       --------
       Total expenses                                  26,838         13,002          45,579         25,362
                                                     --------       --------        --------       --------

Income before equity in earnings of Hospitality
   Properties Trust and extraordinary item
                                                       25,669         16,623          42,812         32,743

Equity in earnings of Hospitality Properties Trust      2,189          2,236           4,445          4,328
Gain on equity transaction of Hospitality
   Properties Trust                                      --            3,603            --            3,603
                                                     --------       --------        --------       --------

Income before extraordinary item                       27,858         22,462          47,257         40,674

Extraordinary item - early extinguishment of debt        --             --              --           (2,443)
                                                     --------       --------        --------       --------
Net income                                           $ 27,858       $ 22,462        $ 47,257       $ 38,231
                                                     ========       ========        ========       ========

Weighted average shares outstanding                    98,722         66,199          85,388         66,177
                                                     ========       ========        ========       ========

Per share amounts:
Income before extraordinary item                     $   0.28       $   0.34        $   0.55       $   0.61
                                                     ========       ========        ========       ========
   Net income                                        $   0.28       $   0.34        $   0.55       $   0.58
                                                     ========       ========        ========       ========



                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                                                         For the Six Months Ended June 30,
                                                                               1997           1996
                                                                            -----------  ------------
Cash flows from operating activities:
   Net income                                                                $  47,257    $  38,231
   Adjustments to reconcile net income to cash provided by operating activities:

       Gain on equity transaction of Hospitality Properties Trust                 --         (3,603)
       Equity in earnings of Hospitality Properties Trust                       (4,445)      (4,328)
       Dividends from Hospitality Properties Trust                               4,800        4,640
         Extraordinary item                                                       --          2,443
         Depreciation                                                           15,363       10,198
         Amortization                                                              875          303
         Amortization of deferred interest costs                                   645          856
         Change in assets and liabilities:
           Decrease (increase) in interest and rents receivable and
             other assets                                                        1,791       (6,346)
           (Decrease) increase in security deposits                             (3,959)          34
           Increase (decrease) in accounts payable and accrued expenses         11,197         (652)
           (Decrease) increase in prepaid rents                                   (495)          19
           Increase (decrease) in due to affiliates                                270       (1,175)
                                                                             ---------    ---------
       Cash provided by operating activities                                    73,299       40,620
                                                                             ---------    ---------

   Cash flows from investing activities:

     Real estate acquisitions                                                 (179,482)     (38,608)

     Acquisition of business, less cash acquired                              (307,989)        --
     Investments in mortgage loans                                                (526)     (15,782)
     Proceeds from repayment of notes and mortgage loans, net of discounts       6,043        6,997
     Repayment and advance of loan to affiliate                                   --            200
                                                                             ---------    ---------
       Cash used for investing activities                                     (481,954)     (47,193)
                                                                             ---------    ---------

   Cash flows from financing activities:
     Proceeds from issuance of common shares                                   483,153        6,995
     Proceeds from borrowings                                                  145,000       64,000
     Payments on borrowings                                                   (140,482)     (17,620)
     Deferred finance costs incurred                                              (979)        (711)
     Dividends paid                                                            (59,928)     (46,328)
                                                                             ---------    ---------
       Cash provided by financing activities                                   426,764        6,336
                                                                             ---------    ---------

   Increase (decrease) in cash and cash equivalents                             18,109         (237)
   Cash and cash equivalents at beginning of period                             21,853       18,640
                                                                             ---------    ---------
   Cash and cash equivalents at end of period                                $  39,962    $  18,403
                                                                             =========    =========

Supplemental cash flow information:
   Interest paid                                                             $  15,568    $  10,176
                                                                             =========    =========

                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                          For the Six Months Ended June 30,
                                                              1997              1996
                                                            ----------       ----------

Non-cash financing activities:
   Issuance of shares                                       $   16,375       $     --
   Conversion of convertible subordinated debentures, net     (15,765)             --

Acquisition of business, less cash acquired:
   Real estate acquisitions                                 $ 412,002        $     --
   Working capital, other than cash                            (1,861)             --
   Liabilities assumed                                        (27,588)             --
   Net cash used to acquire business                         (307,989)             --
                                                                             ----------
   Issuance of shares                                       $  74,564        $     --
                                                            =========        ==========




                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 1.  Basis of Presentation

         The financial statements of Health and Retirement Properties Trust (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year's presentation.

         The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("FAS 128"). The statement is effective for interim and annual financial statements ending after December 15, 1997. The Company estimates that adoption of FAS 128 will have no impact on reported results.

Note 2.  Shareholders' Equity

         During the six months ended June 30, 1997, the Company issued 27,025,000 common shares in a public offering, raising net proceeds of approximately $483,153, issued 3,898,840 common shares in a private placement for the purchase of real estate, issued 895,549 common shares due to the conversion of $16,140 of its convertible subordinated debentures and issued 32,846 common shares to HRPT Advisors, Inc., (the "Advisor") an affiliate, as the incentive fee earned for the year ended December 31, 1996.

         On July 1, 1997, the Trustees declared a dividend on the Company's common shares with respect to the quarter ended June 30, 1997 of $.36, which will be distributed on or about August 22, 1997 to shareholders of record as of July 25, 1997.

         In July 1997, 9,500 shares were granted to officers of the Company and certain employees of the Advisor under the 1992 Incentive Share Award Plan. In June 1997, the three independent Trustees, as part of their annual fee, were also each granted 500 shares under such plan. The shares granted to the officers and certain employees of the Advisor vest over a three year period. The shares granted to the Trustees vest immediately.

Note 3.  Real Estate Properties

         During the six months ended June 30, 1997, the Company purchased two medical office buildings, one retirement community and 20 medical clinics for approximately $177,632. The medical office buildings are managed by M&P Partners Limited Partnership ("M&P"), an affiliate of the Company.

         During the first quarter of 1997, the Company entered into an agreement to acquire 30 office buildings (the "Government Properties"), leased to various agencies of the United States Government. At June 30, 1997, the Company had completed the purchase of 27 of the Government Properties for approximately $412,002. The acquisition of the Government Properties was funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of 3,898,840 common shares of the Company in a private placement and the assumption of $27,588 of debt. The Government Properties are managed by M&P.

         At June 30, 1997, 17% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1- 12188, for the quarter ended June 20, 1997.

         During the six months ended June 30, 1997, the Company provided $1,850 of improvement financing to existing tenants. At June 30 ,1997, the Company had total outstanding commitments aggregating approximately $38,532 to acquire three of the Government Properties, and to finance improvements to certain properties leased or mortgaged by the Company. Subsequent to June 30, 1997, the Company acquired one of those three Government Properties for approximately $10,500, paid for with cash and the issuance of 86,188 common shares of the Company.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 4.  Investment in Hospitality Properties Trust

         At June 30, 1997, the Company owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $102,707 and market value of $122,500. The Company's percentage ownership of HPT is 14.9%.

Note 5.  Real Estate Mortgages and Notes Receivable, net

         During the six months ended June 30, 1997, the Company provided improvement financing for existing properties totaling approximately $526. In addition, the Company received regularly scheduled principal payments and prepayments of mortgages secured by three nursing facilities totaling $6,733.

Note 6. Indebtedness

         In March 1997, the Company extended and modified its $250,000 unsecured revolving bank credit facility. Subsequent to June 30, 1997, the Company expanded the credit facility to $450,000. The credit facility matures in 2001 and bears interest at LIBOR plus a premium. At June 30, 1997, $145,000 was outstanding under the credit facility.

         During July 1997, the Company issued Senior Unsecured Remarketed Reset Notes aggregating $200,000. The notes are due in 2007 and the initial interest rate is LIBOR plus a premium, reset quarterly. Subsequent to the first year, the interest rate and interest period on the notes may be fixed for the balance of the term at the Company's option and the notes are subject to remarketing. Proceeds from the issuance of the notes were used to prepay $125,000 of the Company's Floating Rate Senior Notes, Series B, due 1999 and $75,000 outstanding under the Company's bank credit facility. In connection with this refinancing, the Company will recognize a loss from the write-off of deferred finance fees of approximately $1,192.

Note 7. Pro Forma Information

         The following pro forma summary presents the results of operations of the Company as if the Government Properties transaction had occurred at the beginning of January 1996. These pro forma results are not necessarily indicative of the expected results of operation of the Company for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the capital structure of the Company.

                               Six Months ended June 30,
                             ---------------------------
                                1997               1996
                             --------           --------
Revenues                     $104,300           $ 88,089
Expenses                       54,321             40,450
                             --------           --------
                               49,979             47,639
Equity in earnings of HPT       4,445              4,328
                             --------           --------
Net income                   $ 54,424           $ 51,967
                             ========           ========
Average shares outstanding     98,741             97,065
                             ========           ========
Net income per share         $    .55           $    .54
                             ========           ========

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Versus 1996

         Total revenues for the quarter ended June 30, 1997, increased to $52.5 million, from $29.6 million for the quarter ended June 30, 1996. Rental income increased by $22.5 million and interest income increased by $406,000. Rental income increased because of new real estate investments subsequent to June 30, 1996 and partly as a result of the Company's increased investments in "gross leased" real estate assets during the 1997 period as compared to the 1996 period. As the Company's investment in such "gross leased " assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest income increased slightly as a result of earnings on the Company's short term investments due to higher cash balances in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, which was off-set, in part, by a decrease in mortgage interest income.

         Total expenses for the quarter ended June 30, 1997, increased to $26.8 million from $13 million for the quarter ended June 30, 1996. Operating expenses increased by $6 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1997 quarter as compared to the 1996 period. Interest expense increased by $2.6 million due to higher borrowings outstanding during the 1997 quarter and the Company's issuance of convertible debentures in October 1996. Depreciation and amortization, and general and administrative expense increased by $4.0 million and $1.4 million, respectively, primarily as a result of new real estate investments subsequent to June 30, 1996.

         Net income for the quarter ended June 30, 1997, increased to $27.9 million or $.28 per share, from $22.5 million or $.34 per share, for the same quarter in 1996. This increase is primarily a result of new investments since June 30, 1996. On a per share basis net income decreased due to additional common shares issued by the Company subsequent to June 30, 1996.

         The Company bases its dividend primarily on Funds from Operations ("FFO"). The Company has adopted the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO, as income before equity in earnings of HPT, gain (loss) on sale of real estate and extraordinary items, plus depreciation and other non-cash charges, plus the Company's proportionate share of HPT's FFO. FFO for the 1997 quarter was $38.1 million, or $.39 per share, as compared to $24.8 million, or $.38 per share, for the 1996 quarter. Cash available for distribution may not necessarily equal FFO as the cash flow of the Company is affected by other factors not included in the FFO calculation. The dividends declared which relate to these quarters were $35.5 million, or $.36 per share, in 1997 and $23.2 million, or $.35 per share, in 1996.

Six Months Ended June 30, 1997 Versus 1996

         Total revenues for the six months ended June 30, 1997 increased to $88.4 million from $58.1 million for the six months ended June 30, 1996. Rental income increased by $29.5 million and interest income increased by $813,000. Rental income increased because of new real estate investments subsequent to June 30, 1996 and partly as a result of the Company's increased investments in "gross leased" real estate assets as compared to "net leased" assets subsequent to June 30, 1996. As the Company's investment in such "gross leased" assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest income increased slightly as a result of earnings on the Company's short term investments due to higher cash balances in the 1997 period compared to the 1996 period, which was off-set, in part, by a decrease in mortgage interest income.

         Total expenses for the six months ended June 30, 1997 increased to $45.6 million from $25.4 million for the six months ended June 30, 1996. Operating expenses increased by $7.2 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1997 period as compared to the 1996 period. Interest expense increased by $5.5 million due to higher borrowings outstanding during the 1997 period and the Company's issuance of convertible debentures in October 1996. Depreciation and amortization, and general and administrative expense increased by $5.7 million and $1.8 million, respectively, primarily as a result of new real estate investments subsequent to June 30, 1996.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



Six Months Ended June 30, 1997 Versus 1996 - continued

         Net income increased to $47.3 million, or $.55 per share, for the 1997 period from $38.2 million, or $.58 per share, for the 1996 period. The increase in net income is primarily a result of the new investments since June 30, 1996. On a per share basis, net income decreased due to additional common shares issued by the Company subsequent to June 30, 1996.

         Funds from operations for the six months ended June 30, 1997, were $65.1 million, or $.76 per share, and $49 million, or $.74 per share, for the 1996 period. The dividends declared which relate to the six months ended June 30, 1997 and 1996 were $71.1 million, or $.72 per share, and $46.3 million, or $.70 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets of the Company increased to $1.8 billion at June 30, 1997, from $1.2 billion at December 31, 1996. The increase is primarily attributable to new real estate acquisitions since December 31, 1996.

         During the six months ended June 30, 1997, the Company purchased two medical office buildings, one retirement community and 20 medical clinics for approximately $177.6 million by borrowing on the Company's revolving credit facility and with cash on hand.

         In the first quarter of 1997, the Company entered into an agreement to acquire 30 office buildings ("Government Properties") leased to the United States Government. Through June 30, 1997, the Company had purchased 27 of the 30 Government Properties for approximately $412 million. The acquisition was funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of 3,898,840 common shares of the Company in a private placement and the assumption of $27.6 million of debt. The acquisition of the remaining three properties are subject to various conditions customary in real estate transactions and are expected to be substantially completed by March 31, 1998; however, no assurances can be given if and when these transactions will be completed.

         During the six months ended June 30, 1997,  the Company  provided  $2.4 million of improvement financing to existing facilities and received $6.7 million of principal payments on mortgages, including the repayment of three mortgage loans secured by three long-term care properties.

         In March, 1997, the Company issued 27,025,000 common shares in a public offering yielding net proceeds of approximately $483.2 million. Proceeds of the offering were used to repay the then outstanding balance on the Company's revolving credit facility of $140 million and to fund the acquisition of real estate. During the six months ended June 30, 1997, the Company issued 895,549 common shares due to the conversion of $16.1 million of its convertible subordinated debentures.

         At June 30, 1997, the Company had $40 million of cash and cash equivalents, and the ability to borrow $105 million under its revolving credit facility. Subsequent to June 30, 1997 the Company expanded the credit facility to $450 million. The credit facility matures in 2001 and bears interest at LIBOR plus a premium. At June 30, 1997, $145 million was outstanding under the credit facility.

         During July 1997, the Company issued Senior Unsecured Remarketed Reset Notes aggregating $200 million. The notes are due in 2007 and the initial interest rate is LIBOR plus a premium, reset quarterly. Subsequent to the first year, the interest rate and interest period on the notes may be fixed for the balance of the term at the Company's option and notes are subject to remarketing. Proceeds from the issuance of the notes were used to prepay $125 million of the Company's Floating Rate Senior Notes, Series B, due 1999 and $75 million outstanding under the Company's revolving credit facility. In connection with this refinancing, the Company will recognize a loss from the write-off of deferred finance fees of approximately $1.2 million.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES - continued

         The effective interest rates on the Company's floating rate debt are generally capped by the use of interest rate cap agreements. The interest rate cap agreements provide for a maximum interest rate of 8% per annum on $100 million of its variable rate debt through 1997.

         At June 30, 1996, the Company had outstanding commitments to provide financing totaling approximately $38.5 million. The Company intends to fund these commitments with a combination of cash on hand, issuance of common shares of the Company, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any.

         Subsequent to June 30, 1997, the Company acquired one of the Government Properties for approximately $10.5 million, paid for with cash and the issuance of 86,188 common shares of the Company.

         The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such funding. As of June 30, 1997, the Company's debt as a percentage of total market capitalization was approximately 22%.

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

         The Amended and Restated Declaration of Trust establishing the Company, dated July 1, 1994, a copy of which, together with all amendments thereto (the "Declaration"), is duly filed in the Office of the Department of Assessments and Taxation of the State of Maryland, provides that the name "Health and Retirement Properties Trust" refers to the trustees under the Declaration collectively as trustees, but not individually or personally, and that no trustee, officer, shareholder, employee or agent of the Company shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, the Company. All persons dealing with the Company, in any way, shall look only to the assets of the Company for the payment of any sum or the performance of any obligation.

Part II  Other Information

Item 2.   Changes in Securities.

         On May 15, 1997, the Company issued an aggregate of 36,124 common shares of beneficial interest, par value $.01 per share ("Common Shares") in connection with a subsequent closing on a property which is part of the Company's previously disclosed acquisition of office properties leased to agencies of the United States Federal Government and in connection with certain post-closing adjustments, in both cases pursuant to the Merger Agreement dated February 17, 1997 between the Company and Government Properties Investors, Inc., as amended. The issuance of such Common Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On May 13, 1997, pursuant to the Company's Incentive Share Award Plan, each of the Company's independent trustees received a grant of 500 Common Shares valued at $18.25 per share, the closing price of the Common Shares on the New York Stock Exchange on May 12, 1997. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Securities Holders.

         At the Company's Annual Shareholders Meeting on May 13, 1997, the Reverend Justinian Manning and Mr. Gerard M. Martin, were re-elected to serve as Trustees, each for a term of three years. There were 87,060,105 and 87,173,683 shares, respectively, voted in favor of, and 861,610 and 748,031 shares, respectively, withheld from voting for the re-election of Rev. Manning and Mr. Martin. Messrs. Ralph J. Watts and Barry M. Portnoy and Dr. Bruce M. Gans continued to serve as Trustees of the Company.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



Item 5.   Other Information.

         The Company recently entered into the Third Amendment to its Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among the Company, as Borrower, the Lenders named therein, Dresdner Kleinwort Benson North America LLC, as agent, Wells Fargo Bank, National Association, as administrative agent, and Fleet National Bank, as co-agent (as amended through and including the Third Amendment the "Loan Agreement"). Pursuant to the Third Amendment, the maximum aggregate funds available to the Company to fund acquisitions and mortgage loans under the Loan Agreement was permitted to be increased to $450 million. Under the terms of the Loan Agreement up to $112.5 million of such $450 million may also be used by the Company for general corporate purposes. The Company subsequently obtained commitments from lenders under the Loan Agreement for the entire $450 million amount. As of August 13, 1997, the Company had aggregate outstanding borrowings under the Loan Agreement of $70 million.

Item 6. Exhibits and Reports on Form 8-K

         Exhibits:

               10. Third Amendment dated as of July 30, 1997 to the Third Amended and Restated Revolving Loan Agreement by and among the Company, as borrower, the lenders named therein, Kleinwort Benson North America LLC (as successor to Kleinwort Benson Limited), as agent, Wells Fargo Bank, National Association, as administrative agent, and Fleet National Bank (as successor to NatWest Bank), as co-agent.

               27.  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  1. The Company filed a current report on Form 8-K dated June 23, 1997 relating to a supplemental consent of Ernst & Young LLP.

                  2. The Company filed a current report on Form 8-K dated June 26, 1997 (filed July 3, 1997) regarding (i) the Third Amendment to the Advisory Agreement by and between the Company and HRPT Advisors, Inc., (ii) certain pro forma and other information relating to the Company, and (iii) the Company's offering of its Remarketed Reset Notes due July 9, 2007.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTH AND RETIREMENT PROPERTIES TRUST


                               By: /s/ David J. Hegarty
                                       David J. Hegarty
                                       President and Chief Operating Officer
                                       Dated:  August 14, 1997

                               By: /s/ Ajay Saini
                                       Ajay Saini
                                       Treasurer and Chief Financial Officer
                                       Dated:  August 14, 1997