Form 10-Q
period 1997-09-30
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1997-11-14
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

             Maryland                               04-6558834
   (State or other jurisdiction          (IRS Employer Identification
        of incorporation)                            No.)



                 400 Centre Street, Newton, Massachusetts 02158
               (Address of principal executive offices) (Zip Code)

                                  617-332-3990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] ]


       Number of Common Shares outstanding at the latest practicable date November 13, 1997: 98,838,340 shares of beneficial interest, $.01 par value.

                     HEALT AND RETIREMENT PROPERTIES TRUST

                                    FORM 10-Q


                               SEPTEMBER 30, 1997


                                      INDEX


PART I    Financial Information                                          Page

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 1997 and
              December 31, 1996                                            1

          Consolidated Statements of Income - Three and Nine Months
              Ended September 30, 1997 and 1996                            2

          Consolidated Statements of Cash Flows - Nine Months Ended
              September 30, 1997 and 1996                                  3

          Notes to Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                         8

PART II   Other Information

Item 2.   Changes in Securities                                           11

Item 6.   Exhibits and Reports on Form 8-K                                11

          Signatures                                                      12

                                  HEALTH AND RETIREMENT PROPERTIES TRUST



                                        CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands, except per share amounts)
                                                (unaudited)

                                                                         September 30,       December 31,
                                                                             1997                1996
                                                                         -------------       ------------

ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $110,885 and $109,843, respectively):
  Land                                                                   $   188,267          $    93,522
  Buildings and improvements                                               1,433,255              912,217
                                                                         -----------          -----------
                                                                           1,621,522            1,005,739
  Less accumulated depreciation                                               99,746               76,921
                                                                         -----------          -----------
                                                                           1,521,776              928,818

Real estate mortgages and notes, net (including note from an affiliate
  of $2,365)                                                                 116,941              150,205
Investment in Hospitality Properties Trust                                   102,465              103,062
Cash and cash equivalents                                                     71,765               21,853
Interest and rents receivable                                                 19,722               11,612
Deferred interest and finance costs, net, and other assets                    18,625               13,972
                                                                         -----------          -----------
                                                                         $ 1,851,294          $ 1,229,522
                                                                         ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                       $   100,000          $   140,000
Senior notes and bonds payable, net                                          200,000              124,385
Mortgage notes payable                                                        26,941                 --
Convertible subordinated debentures                                          211,650              227,790
Accounts payable and accrued expenses                                         35,616               10,711
Prepaid rents                                                                  7,077                7,608
Security deposits                                                              2,872                8,387
Due to affiliates                                                              1,336                2,593
Dividends payable                                                             36,571                 --

Shareholders' equity:
  Preferred shares of beneficial interest, $.01 par value:
    50,000,000 shares authorized, none issued                                   --                   --
  Common shares of beneficial interest, $.01 par value:
    125,000,000 shares and 100,000,000 shares authorized,
    respectively, and, 98,838,340 shares and 66,888,917 shares
    issued and outstanding, respectively                                         988                  669
  Additional paid-in capital                                               1,370,730              795,263
  Cumulative net income                                                      383,775              306,298
  Dividends                                                                 (526,262)            (394,182)
                                                                         -----------          -----------
      Total shareholders' equity                                           1,229,231              708,048
                                                                         -----------          -----------
                                                                         $ 1,851,294          $ 1,229,522
                                                                         ===========          ===========


                                          See accompanying notes

                                          HEALTH AND RETIREMENT PROPERTIES TRUST

                                            CONSOLIDATED STATEMENTS OF INCOME
                                     (dollars in thousands, except per share amounts)
                                                       (unaudited)


                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                        1997                1996            1997                1996
                                                    ----------          ------------     ----------          -----------
Revenues:
   Rental income                                     $  52,226            $  24,682       $ 129,518          $  72,501
   Interest and other income                             5,078                5,235          16,177             15,521
                                                     ---------            ---------       ---------          ---------
       Total revenues                                   57,304               29,917         145,695             88,022
                                                     ---------            ---------       ---------          ---------
Expenses:
   Operating                                             8,205                  879          16,961              2,421
   Interest                                              9,209                5,580          24,955             15,826
   Depreciation and amortization                        10,395                5,592          26,633             16,093
   General and administrative                            3,309                1,709           8,148              4,782
                                                     ---------            ---------       ---------          ---------
       Total expenses                                   31,118               13,760          76,697             39,122
                                                     ---------            ---------       ---------          ---------
Income before equity in earnings of
  Hospitality Properties Trust, gain on
  sale of properties and extraordinary item             26,186               16,157          68,998             48,900

Equity in earnings of Hospitality Properties
  Trust                                                  2,238                2,301           6,683              6,629
Gain on equity transaction of Hospitality
  Properties Trust                                        --                   --              --                3,603
                                                     ---------            ---------       ---------          ---------
Income before gain on sale of properties and
  extraordinary item                                    28,424               18,458          75,681             59,132

Gain on sale of properties                               2,898                 --             2,898               --
                                                     ---------            ---------       ---------          ---------
Income before extraordinary item                        31,322               18,458          78,579             59,132

Extraordinary item - early extinguishment of
  debt                                                  (1,102)                --            (1,102)            (2,443)
                                                     ---------            ---------       ---------          ---------
Net income                                           $  30,220            $  18,458       $  77,477          $  56,689
                                                     =========            =========       =========          =========
Weighted average shares outstanding                     98,829               66,209          89,918             66,188
                                                     =========            =========       =========          =========

Per share amounts:
Income before gain on sale of properties
  and extraordinary item                                 $0.29                $0.28           $0.84              $0.89
                                                     =========            =========       =========          =========
Income before extraordinary item                         $0.32                $0.28           $0.87              $0.89
                                                     =========            =========       =========          =========
Net income                                               $0.31                $0.28           $0.86              $0.86
                                                     =========            =========       =========          =========





                                                  See accompanying notes

                               HEALTH AND RETIREMENT PROPERTIES TRUST


                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)
                                             (unaudited)

                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                              1997         1996
                                                                           ---------    ----------
Cash flows from operating activities:
   Net income                                                              $  77,477    $  56,689
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on sale of properties                                             (2,898)        --
       Gain on equity transaction of Hospitality Properties Trust               --         (3,603)
       Equity in earnings of Hospitality Properties Trust                     (6,683)      (6,629)
       Dividends from Hospitality Properties Trust                             7,280        6,960
       Extraordinary item                                                      1,102        2,443
       Depreciation                                                           25,422       15,618
       Amortization                                                            1,211          475
       Amortization of deferred interest costs                                   699        1,283
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets         (4,068)     (11,327)
           Increase (decrease) in accounts payable and accrued expenses       21,129         (354)
           (Decrease) increase in prepaid rents                                 (531)           9
           (Decrease) increase in security deposits                           (5,515)         849
           Decrease in due to affiliates                                        (648)      (1,193)
                                                                           ---------    ---------
       Cash provided by operating activities                                 113,977       61,220
                                                                           ---------    ---------
Cash flows from investing activities:
   Real estate acquisitions                                                 (215,310)     (66,585)
   Acquisition of business, less cash acquired                              (323,181)        --
   Investments in mortgage loans                                                (576)     (16,369)
   Proceeds from repayment of notes and mortgage loans, net of discounts      33,690        6,843
   Proceeds from sale of real estate                                          22,898         --
   Repayment and advance of loan to affiliate                                   --            200
                                                                           ---------    ---------
       Cash used for investing activities                                   (482,479)     (75,911)
                                                                           ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of common shares                                   483,153        6,990
   Proceeds from borrowings                                                  375,000      101,000
   Payments on borrowings                                                   (340,649)     (24,620)
   Deferred finance costs incurred                                            (3,581)        (719)
   Dividends paid                                                            (95,509)     (69,502)
                                                                           ---------    ---------
       Cash provided by financing activities                                 418,414       13,149
                                                                           ---------    ---------

Increase (decrease) in cash and cash equivalents                              49,912       (1,542)
Cash and cash equivalents at beginning of period                              21,853       18,640
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $  71,765    $  17,098
                                                                           =========    =========
Supplemental cash flow information:
   Interest paid                                                           $  24,400    $  15,709
                                                                           =========    =========



                                       See accompanying notes


                          HEALTH AND RETIREMENT PROPERTIES TRUST




                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)
                                        (unaudited)


                                                             For the Nine Months Ended
                                                                    September 30,
                                                               1997              1996
                                                            ----------        ----------
Non-cash financing activities:
   Issuance of shares                                       $  16,578         $     --
   Conversion of convertible subordinated debentures, net     (15,765)              --

Non-cash investing activities:
   Real estate acquisitions                                 $ (15,739)        $     --
   Exchange of real estate                                     10,616               --
                                                            ---------         ----------
   Net cash used to acquire real estate                     $  (5,123)        $     --
                                                            =========         ==========

Acquisition of business, less cash acquired:
   Real estate acquisitions                                 $ 422,920         $     --
   Working capital, other than cash                             3,904               --
   Liabilities assumed                                        (27,588)              --
   Net cash used to acquire business                         (323,181)              --
                                                            ---------         ----------
   Issuance of shares                                       $  76,055         $     --
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

         The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("FAS 128"), Statement No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"), Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 128 and FAS 129 must be adopted for the Company's 1997 annual financial statements. FAS 130 and FAS 131 must be adopted for the Company's 1998 financial statements. The Company estimates that the adoption of FAS 128, FAS 129, FAS 130 and FAS 131 would have no impact on reported results.

Note 2.  Shareholders' Equity

         During the nine months ended September 30, 1997, the Company issued 27,025,000 common shares in a public offering, raising net proceeds of approximately $483,153, issued 3,985,028 common shares in a private placement for the purchase of real estate, issued 895,549 common shares due to the conversion of $16,140 of its convertible subordinated debentures due 2003 and issued 32,846 common shares to HRPT Advisors, Inc., (the "Advisor") an affiliate, as the incentive fee earned for the year ended December 31, 1996.

         In July 1997, 9,500 shares were granted to officers of the Company and certain employees of the Advisor under the 1992 Incentive Share Award Plan. Additionally, in May 1997, the three independent Trustees were also granted 500 shares each under such plan as part of their annual fee. The shares granted to the officers of the Company and certain employees of the Advisor vest over a three-year period and the shares granted to the Trustees vest immediately.

         On September 15, 1997, the Trustees declared a dividend on the Company's common shares with respect to the quarter ended September 30, 1997 of $.37 per share, which will be distributed on or about November 20, 1997 to shareholders of record as of September 30, 1997.

Note 3.  Real Estate Properties

         During the nine months ended September 30, 1997, the Company purchased eight medical office buildings, one retirement community and 20 medical clinics for approximately $222,772.

         During the first quarter of 1997, the Company entered into an agreement to acquire 30 office buildings (the "Government Properties"), leased to various agencies of the United States Government. During the third quarter of 1997, the Company elected not to acquire one of the Government Properties currently under development with an aggregate value of approximately $12,000. At September 30, 1997, the Company had completed the purchase of 28 of the Government Properties for approximately $422,920. The acquisition of the Government Properties was funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of 3,985,028 common shares of the Company in a private placement and the assumption of $27,588 of debt.

         At September 30, 1997, 17% of the Company's real estate properties, net, and mortgage receivables were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-12188, for the quarter ended September 12, 1997.

         During the nine months ended September 30, 1997, the Company funded $3,154 of improvements to existing tenants. At September 30,1997, the Company had total outstanding commitments aggregating approximately $170,363 to acquire properties or to provide financing.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 3.  Real Estate Properties - continued

         The Company had invested approximately $112,000 in properties leased to or mortgaged by Community Care of America, Inc. ("CCAI"). During the third quarter of 1997, CCAI was acquired by Integrated Health Services, Inc. ("IHS"). In connection with IHS's acquisition of CCAI, the Company sold 14 nursing homes to IHS for $33,514 and purchased three nursing homes which were mortgage financed by the Company for $15,739. In addition, leases for 16 nursing homes operated by CCAI were assumed by IHS and these leases were modified to provide rent increases based upon the Consumer Price Index ("CPI") and these leases are guaranteed by IHS. In connection with this transaction, the Company was paid a lease modification fee of $3,737 and recognized a gain on sale of properties of $2,898.

         Subsequent to September 30, 1997, the Company purchased three medical office properties for approximately $204,500, paid for with cash on hand and by borrowing $110,000 on the Company's revolving credit facility. The Government Properties and medical office properties owned by the Company are managed by M&P Partners Limited Partnership, an affiliate of the Company.

Note 4.  Investment in Hospitality Properties Trust

         At September 30, 1997, the Company owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $102,465 and a market value of $141,500. The Company's percentage ownership of HPT is 14.9%.

Note 5.  Real Estate Mortgages and Notes Receivable, net

         During the nine months ended September 30, 1997, the Company funded improvements for existing properties totaling approximately $576. In addition, the Company received regularly scheduled principal payments and prepayments of mortgages secured by nine nursing facilities totaling $34,729, including amounts received from IHS.

         In connection with the acquisition of CCAI by IHS discussed in Note 3, the Company received $27,980 from IHS representing prepayments of mortgages secured by six nursing facilities owned by CCAI. Additionally, IHS assumed the mortgage indebtedness of CCAI secured by nine nursing homes. The terms of the mortgages have been modified to require interest increases based upon the CPI and these mortgages are guaranteed by IHS.

Note 6.  Indebtedness

         In March 1997, the Company extended and modified its $250,000 unsecured revolving bank credit facility. Subsequently, in July 1997, the Company expanded the credit facility to $450,000. The credit facility matures in 2001 and bears interest at LIBOR plus a premium. At September 30, 1997, $100,000 was outstanding under the credit facility.

         During July 1997, the Company issued Senior Unsecured Remarketed Reset Notes totaling $200,000. The notes are due in 2007 and the initial interest rate is LIBOR plus a premium, reset quarterly. Subsequent to the first year, the interest rate and interest period on the notes may be fixed for the balance of the term or a lesser period at the Company's option and the notes are subject to remarketing. Proceeds from the issuance of the notes were used to prepay $125,000 of the Company's Floating Rate Senior Notes, Series B, due 1999 and $75,000 outstanding under the Company's bank credit facility. In connection with this refinancing, the Company recognized an extraordinary loss from the write-off of deferred financing fees and bond discounts of $1,102.

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

                                                        Nine Months ended
                                                           September 30,
                                                 -----------------------------
                                                   1997                 1996
                                                 --------            ---------

          Revenues                               $157,662             $129,978
          Expenses                                 85,926               62,338
                                                 --------             --------
                                                   71,736               67,640
          Equity in earnings of HPT                 6,683                6,629
                                                 --------             --------
          Net income                             $ 78,419             $ 74,269
                                                 ========             ========
          Average shares outstanding               98,838               97,076
                                                 ========             ========
          Net income per share                   $   0.79             $   0.77
                                                 ========             ========

                     HEALTH AND RETIREMENT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Versus 1996

         Total revenues for the quarter ended September 30, 1997, increased to $57.3 million, from $29.9 million for the quarter ended September 30, 1996. Rental income increased by $27.5 million and interest and other income decreased by $157,000. Rental income increased because of new real estate investments subsequent to September 30, 1996 and partly as a result of the Company's increased investments in "gross leased" real estate assets during the 1997 period as compared to the 1996 period. As the Company's investment in such "gross leased " assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest and other income decreased slightly primarily as a result of a decrease in mortgage interest income, offset by an increase in earnings on the Company's short-term investments due to higher cash balances in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996.

         Total expenses for the quarter ended September 30, 1997, increased to $31.1 million from $13.8 million for the quarter ended September 30, 1996. Operating expenses increased by $7.3 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1997 quarter as compared to the 1996 period. Interest expense increased by $3.6 million due to higher borrowings outstanding during the 1997 quarter and the Company's issuance of convertible debentures in October 1996. Depreciation and amortization, and general and administrative expense increased by $4.8 million and $1.6 million, respectively, primarily as a result of new real estate investments subsequent to September 30, 1996.

         Net income for the quarter ended September 30, 1997, increased to $30.2 million or $.31 per share, from $18.5 million or $.28 per share, for the same quarter in 1996. This increase is primarily a result of new investments since September 30, 1996, and a gain recognized on the sale of properties in 1997, offset by an extraordinary loss recognized as a result of the prepayment of the Company's Floating Rate Senior Notes, Series B in 1997.

         The Company bases its dividend primarily on Funds from Operations ("FFO"). The Company has adopted the National Association of Real Estate Investment Trust's definition of FFO, as income before equity in earnings of
HPT, gain (loss) on sale of properties and extraordinary items, plus depreciation and other non-cash charges, plus the Company's proportionate share of HPT's FFO. FFO for the 1997 quarter was $40.1 million, or $.41 per share, as compared to $24.9 million, or $.38 per share, for the 1996 quarter. Cash available for distribution may not necessarily equal FFO as the cash flow of the Company is affected by other factors not included in the FFO calculation. The dividends declared which relate to these quarters were $36.6 million, or $.37 per share, in 1997 and $23.8 million, or $.36 per share, in 1996.

Nine Months Ended September 30, 1997 Versus 1996

         Total revenues for the nine months ended September 30, 1997 increased to $145.7 million from $88.0 million for the nine months ended September 30, 1996. Rental income increased by $57.0 million and interest and other income increased by $656,000. Rental income increased because of new real estate investments subsequent to September 30, 1996 and partly as a result of the Company's increased investments in "gross leased" real estate assets as compared to "net leased" assets subsequent to September 30, 1996. As the Company's investment in such "gross leased" assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest and other income increased slightly as a result of earnings on the Company's short-term investments due to higher cash balances in the 1997 period compared to the 1996 period, which was offset, in part, by a decrease in mortgage interest income.

         Total expenses for the nine months ended September 30, 1997 increased to $76.7 million from $39.1 million for the nine months ended September 30, 1996. Operating expenses increased by $14.5 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1997 period as compared to the 1996 period. Interest expense increased by $9.1 million due to higher borrowings outstanding during the 1997 period and the Company's issuance of convertible debentures in October 1996. Depreciation and amortization, and general and administrative expense increased by $10.5 million and $3.4 million, respectively, primarily as a result of new real estate investments subsequent to September 30, 1996.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 Versus 1996 - continued

         Net income increased to $77.5 million, or $.86 per share, for the 1997 period from $56.7 million, or $.86 per share, for the 1996 period. Net income increased primarily as a result of new investments since September 30, 1996, the recognition of a gain on sale of properties and a decrease in the extraordinary loss on early extinguishment of debt.

         Funds from operations for the nine months ended September 30, 1997, were $105.2 million, or $1.17 per share, and $73.9 million, or $1.12 per share, for the 1996 period. The dividends declared which relate to the nine months ended September 30, 1997 and 1996 were $107.7 million, or $1.09 per share, and $70.2 million, or $1.06 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets of the Company increased to $1.9 billion at September 30, 1997, from $1.2 billion at December 31, 1996. The increase is primarily attributable to new real estate acquisitions since December 31, 1996.

         During the nine months ended September 30, 1997, the Company purchased eight medical office buildings, one retirement community and 20 medical clinics for approximately $222.8 million funded with cash on hand and by borrowing on the Company's revolving credit facility.

         In the first quarter of 1997, the Company entered into an agreement to acquire 30 office buildings leased to the United States Government. Through September 30, 1997, the Company had purchased 28 of the 30 Government Properties for approximately $423 million. These acquisitions were funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of 3,985,028 common shares of the Company in a private placement and the assumption of $27.6 million of debt. During the third quarter of 1997, the Company elected not to acquire one of the Government Properties currently under development with an aggregate value of approximately $12 million. The acquisition of the remaining property is subject to various conditions customary in real estate transactions and is expected to be completed by March 31, 1998.

         The Company had invested approximately $112 million in properties leased to or mortgaged by CCAI. During the third quarter of 1997, CCAI was acquired by IHS. In connection with this transaction, the Company sold 14 nursing homes to IHS for approximately $33.5 million and purchased three nursing homes which were mortgage financed by the Company for approximately $15.7 million. In addition, leases for 16 nursing homes operated by CCAI were assumed by IHS. The leases were modified to provide rent increases based upon the CPI and these leases are now guaranteed by IHS. Also, the Company received approximately $28 million from IHS as prepayments of mortgages secured by six nursing facilities owned by CCAI. IHS also assumed the mortgage indebtedness of CCAI secured by nine nursing homes. These mortgages were modified to require interest increases based upon the CPI and these mortgages are guaranteed by IHS. In connection with this transaction, the Company was paid a lease modification fee of $3.7 million and recognized a gain on sale of properties of $2.9 million.

         Subsequent to September 30, 1997, the Company acquired three medical office properties for approximately $204.5 million, paid for with cash on hand and by borrowing $110 million on the Company's revolving credit facility.

         During the nine months ended September 30, 1997, the Company funded $3.7 million of improvements to existing facilities and received $34.7 million of principal payments on mortgages, including the repayment of nine mortgage loans secured by nine long-term care properties.

         In March 1997, the Company issued 27,025,000 common shares in a public offering yielding net proceeds of approximately $483.2 million. Proceeds of the offering were used to repay the then outstanding balance on the Company's revolving credit facility of $140 million and to fund the acquisition of real estate. During the nine months ended September 30, 1997, the Company issued 895,549 common shares due to the conversion of $16.1 million of its convertible subordinated debentures.

         At September 30, 1997, the Company had $71.8 million of cash and cash equivalents. In July 1997, the Company expanded the credit facility to $450 million. The credit facility matures in 2001 and bears interest at LIBOR plus a premium. At September 30, 1997, $100 million was outstanding and $350 million was available for borrowing under the credit facility.

         During July 1997, the Company issued Senior Unsecured Remarketed Reset Notes aggregating $200 million. The notes are due in 2007 and the initial interest rate is LIBOR plus a premium, reset quarterly. Subsequent to the first year, the interest rate and interest period on the notes may be fixed for the balance of the term or a lesser term at the Company's option and the notes are subject to remarketing. Proceeds from the issuance of the notes were used to prepay $125 million of the Company's Floating Rate Senior Notes, Series B, due 1999 and $75 million outstanding under the Company's revolving credit facility. In connection with this refinancing, the Company recognized a loss from the write-off of deferred financing fees and bond discounts of $1.1 million.

         At September 30, 1997, the Company had outstanding commitments to purchase properties or provide financing totaling approximately $170.4 million. The Company intends to fund these commitments with a combination of cash on hand, issuance of common shares of the Company, amounts available under its existing credit facilities and/or proceeds of mortgage prepayments, if any.

         The Company continues to seek new investments to expand and diversify its portfolio of leased and mortgaged real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire or mortgage finance facilities is appropriately matched, to the extent practicable, with the terms of the investments made with such funding. As of September 30, 1997, the Company's debt as a percentage of total market capitalization was approximately 22%.

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

Part II  Other Information

Item 2.   Changes in Securities.

         On July 11, 1997, the Company issued an aggregate of 86,188 common shares of beneficial interest, par value $.01 per share ("Common Shares") in connection with the Company's previously disclosed acquisition of office properties leased to agencies of the United States Federal Government. The issuance of such Common Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On July 2, 1997, pursuant to the Company's Incentive Share Award Plan, officers of the Company and certain employees of the Advisor received a grant of 9,500 Common Shares valued at $18.5625 per share, the closing price of the Common Shares on the New York Stock Exchange on July 2, 1997. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         10.1 Agreement (for Property Management and Leasing Agent) between M&P Partners Limited Partnership and various subsidiaries of the Company, effective as of March 25, 1997, relating to properties leased to Agencies of the United States Government.

         27.      Financial Data Schedule

     (b) Reports on Form 8-K:

         1. The Company filed a Current Report on Form 8-K, dated September 2, 1997, with respect to (a) a further acquisition of a government office property, (b) the Company's agreements with CCAI, relating to CCAI's acquisition by IHS, and (c) recent tax law developments. This Report also included pro forma financial and other data relating to the acquisition of such government office property.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTH AND RETIREMENT PROPERTIES TRUST


                               By:      /s/ David J. Hegarty
                                        David J. Hegarty
                                        President and Chief Operating Officer
                                        Dated:  November 14, 1997

                               By:      /s/ Ajay Saini
                                        Ajay Saini
                                        Treasurer and Chief Financial Officer
                                        Dated:  November 14, 1997