Form 10-K
period 1997-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1998-03-12
CIK 803649

HEALTH AND RETIREMENT PROPERTIES TRUST


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                                       OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                     OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


                      Maryland                               04-6558834
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

                                                                                Name of exchange on
                    Title of each class                                           which registered
-----------------------------------------------------------------------------------------------------
           Common Shares of Beneficial Interest                               New York Stock Exchange
    7.25% Convertible Subordinated Debentures due 2001                        New York Stock Exchange
7.5% Convertible Subordinated Debentures due 2003, Series A                   New York Stock Exchange
                  Remarketed Reset Notes                                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     HEALTH AND RETIREMENT PROPERTIES TRUST


         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1.9 billion based on the $19.6875 closing price per share for such stock on the New York Stock Exchange on March 5, 1998. For purposes of this calculation, 3,912,138 shares held by HRPT Advisors, Inc. (the "Advisor"), including a total of 2,777,766 shares held by Advisor solely in its capacity as voting Trustee under certain voting Trust agreements, 4,019,429 shares held by Government Properties Investors, Inc. subject to certain voting agreements with the Company and an aggregate of 30,550 shares held by the Trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 1, 1998: 104,467,050.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 12, 1998. The financial statements and financial statement schedules for Marriott International, Inc. ("Marriott") are incorporated herein by reference to Marriott's Annual Report on Form 10-K for the year ended January 2, 1998, Commission file No. 1-12188.

CERTAIN IMPORTANT FACTORS

         The Company's Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to expansion of the Company's portfolio, its ability to pay dividends, its tax status as a real estate investment trust and the Company's access to debt or equity capital markets or to other sources of funds and statements of assumptions underlying such statements as to intent, belief or expectations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include the status of the economy, compliance with and changes to regulations and payment and reimbursement policies within the health care industry, competition within the health care industry, and changes to federal, state and local legislation. The accompanying information contained or incorporated by reference in this Annual Report on Form 10-K, including under the heading "Business" and in the Company's Current Report on Form 8-K dated February 27, 1998, under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

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

                                       HEALTH AND RETIREMENT PROPERTIES TRUST
                                            1997 FORM 10-K ANNUAL REPORT


                                                  Table of Contents

                                                       Part I

                                                                                                             Page
Item 1.          Business........................................................................              1
Item 2.          Properties......................................................................             20
Item 3.          Legal Proceedings...............................................................             22
Item 4.          Submission of Matters to a Vote of Security Holders.............................             23

                                                        Part II

Item 5.          Market for the Registrant's Common Stock and Related Stockholders Matters.......             23
Item 6.          Selected Financial Data.........................................................             25
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................             25
Item 8.          Financial Statements and Supplementary Data.....................................             26
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure..................................................................             26

                                                       Part III

Item 10.         Directors and Executive Officers of the Registrant..............................              *
Item 11.         Executive Compensation..........................................................              *
Item 12.         Security Ownership of Certain Beneficial Owners and Management..................              *
Item 13.         Certain Relationships and Related Transactions..................................              *

                 *   Incorporated   by  reference   from  the  Company's   Proxy
                     Statement for the Annual Meeting of Shareholders  currently scheduled to be held on May 12, 1998, to be filed  pursuant to Regulation 14A.

                                                        Part IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.................             26


         References in this Annual Report on Form 10-K to the "Company" or "HRP" include consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I
Item 1.  Business

         The Company. Health and Retirement Properties Trust (the "Company") was organized on October 9, 1986 as a Maryland real estate investment trust. The Company invests in income producing real estate, including retirement communities, assisted living centers, long-term care facilities, medical office and other office buildings and office buildings leased to various agencies of the United States Government. The facilities in which the Company has made investments by mortgage, purchase/lease or merger transactions are hereinafter referred to individually as a "Property" and collectively as "Properties".

         As of December 31, 1997, the Company directly owned 183 Properties representing an aggregate investment of $2.0 billion (at cost), had mortgage investments in 34 Properties aggregating $104.3 million and had a 10.3% equity investment in Hospitality Properties Trust ("HPT") of approximately $111.1 million (carrying value), for total real estate investments of approximately $2.2 billion. The Properties are described in -"Business Developments Since January 1, 1997" and "Properties".
                                            Number of        Total Investment
State                                      Properties      at December 31, 1997
-----                                      ----------      --------------------
                                                             (in thousands)
Alaska ...................................       1             $  1,000
Arizona ..................................       9               64,490
California ...............................      31              318,861
Colorado .................................      11               52,434
Connecticut ..............................       9               96,476
District of Columbia .....................       4              145,124
Florida ..................................       6              136,989
Georgia ..................................       5               15,181
Illinois .................................       3              101,454
Iowa .....................................       7                8,205
Kansas ...................................       4                7,544
Louisiana ................................       1               19,185
Maryland .................................       6              147,661
Massachusetts ............................      30              203,016
Michigan .................................       2                9,267
Missouri .................................       3               11,424
Nebraska .................................      10               10,733
New Hampshire ............................       1                3,689
New Jersey ...............................       1               13,007
New Mexico ...............................       2               10,813
New York .................................       5              164,848
North Carolina ...........................       6               15,944
Ohio .....................................       4               17,712
Oklahoma .................................       1               24,426
Pennsylvania .............................       8              127,287
Rhode Island .............................       1                8,100
South Dakota .............................       3                7,589
Texas ....................................      12              112,635
Vermont ..................................       8               29,766
Virginia .................................       5               81,703
Washington ...............................       4               40,548
West Virginia ............................       1                4,792
Wisconsin ................................       9               44,029
Wyoming...................................       4               17,379
                                             -----            ---------
Total.....................................     217            2,073,311
                                               ===
Investment in HPT.........................                      111,134
                                                              ---------
Total Investments.........................                    $2,184,445
                                                              ==========

         The Company's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 332-3990.

         Investment Policy and Method of Operation. The Company's investment goals are current income for distribution to shareholders, capital growth resulting from appreciation in the residual value of owned Properties, and preservation and protection of shareholders' capital. The Company's income is derived primarily from rent and interest payments under its leases and mortgages.

         The Company's day to day operations are conducted by REIT Management and Research, Inc. ("RMR"), the Company's investment manager. RMR provides investment, management, property management and administrative services to the Company. RMR originates and presents investment opportunities to the Company's Board of Trustees (the "Trustees"). In evaluating potential investments, the Company considers such factors as: the historical and projected rents received and likely to be received from the property to meet operational needs and financing obligations and to provide a competitive market return on investment to the Company; the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties; the growth, tax and regulatory environments of the market in which the property is located; the quality, experience, and credit worthiness of the property's operator and tenants; an appraisal of the property, if available; occupancy and demand for similar properties in the same or nearby markets; the construction quality, physical condition and design of the property; the geographic area and type of property; and the pricing of comparable properties as evidenced by recent arms length market sales.

         Prior to investing in properties, the Company obtains title commitments or policies of title insurance insuring that the Company holds title to or has mortgage interests in such properties, free of material liens and encumbrances.

         The Company's investments are structured using leases with minimum and/or additional rent and escalation provisions, loans with fixed or floating rates, joint ventures and partnerships with affiliated or unaffiliated parties, commitments or options to purchase interests in real estate, mergers or any combination of the foregoing that will best suit the particular investment.

         In connection with its current bank credit facility (the "Credit Facility"), the Company has agreed to obtain lender approval before exceeding investment concentrations based on certain criteria (see - "Borrowing Policy"). Among these are that no more than 40% of its investments be operated by any single tenant or mortgagor, that investments in a) rehabilitation treatment, b) acute care, c) medical office and clinic buildings, and d) investments in government office properties not exceed 40%, 15%, 55% and 40%, respectively, of total investments and that no new psychiatric care or hotel investments be made. The Company is currently in discussions with its lenders to modify these restrictions. In addition to these restrictions, the Trustees may establish limitations as they deem appropriate from time to time. No limits, other than those in connection with the Credit Facility, have been set on the number of properties in which the Company will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, the Trustees consider concentration of investments in determining whether to make new or increase existing investments.

         The Company's Declaration of Trust (the "Declaration") and operating policies provide that any investment in facilities owned or operated by RMR, persons expressly permitted under the Declaration to own more than 8.5% of the Company's shares, or any company affiliated with any of the foregoing must be approved by a majority of the Trustees not affiliated with any of the foregoing (the "Independent Trustees").

         The Company has in the past and may in the future consider, from time to time, the acquisition of or merger with other companies engaged in the same business as the Company; however, the Company has no present agreements or understandings concerning any such acquisition or merger. The Company has no present intention of investing in the securities of others for the purpose of exercising control.

         Borrowing Policy. In addition to the use of equity, the Company utilizes short-term and long-term borrowings to finance investments. The Company has a Credit Facility for an aggregate amount of $450 million. The Company is currently in discussion with the lenders under the Credit Facility to amend the Credit Facility, to modify certain covenants of the Company and to increase the maximum principal amount that may be outstanding. No assurances can be given at this time that the Company and such lenders will reach a final agreement as to such changes. The Credit Facility (which is guaranteed by certain of the Company's subsidiaries) is used for acquisition funding on an interim basis until equity or long term debt is raised, working capital and general business purposes. Outstanding borrowings under the Credit Facility at December 31, 1997 were $200 million.

         The Company's borrowing guidelines established by its Trustees and covenants in various debt agreements prohibit the Company from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 1997, the Company's debt to equity ratio was .62 to 1. The Declaration prohibits the Company from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of the net assets of the Company, unless approved by a majority of the Independent Trustees. There can be no assurance that debt capital will in the future be available at reasonable rates to fund the Company's operations or growth.

Business Developments Since January 1, 1997

Investments

         In February 1997, the Company entered into an agreement to acquire 30 office buildings containing 3.4 million square feet (the "Government Office Properties"), substantially all of which are leased to various agencies of the United States Government. As of December 31, 1997, the Company acquired 29 properties, one of which is under construction, and elected not to acquire one property. Subsequent to December 31, 1997, one of the 29 properties was sold. The Company's aggregate purchase price for the 29 properties (3.3 million square feet) was approximately $439 million. The total purchase price for the Government Office Properties was paid by the issuance of $77 million in shares, the assumption of approximately $27 million of debt by subsidiaries of the Company secured by mortgages on three acquired properties, and a net cash payment of approximately $335 million, which was used in part to retire other debt of the seller assumed by the Company as part of the acquisition transaction and to pay closing costs.

         During 1997, the Company purchased 42 medical and other office and clinic buildings for an aggregate purchase price of approximately $525 million. Acquisitions of facilities or buildings with a purchase price of at least $25 million included the following: (a) a first class office building in midtown Manhattan containing approximately 420,368 square feet purchased in October 1997 for approximately $110 million (this building is 100% occupied under long term leases to three tenants, with the majority of the building being leased to Health Insurance Plan of Greater New York, a large not-for-profit health maintenance organization); (b) two first class buildings containing approximately 330,715 square feet plus two parking structures for approximately 1,700 cars located in West Los Angeles purchased in May 1997 for approximately $109 million (these buildings are known as the Cedars Sinai Medical Towers and Garages and are located adjacent to the Cedars Sinai Medical Center, an investment grade rated not-for-profit hospital which is also the largest tenant in these buildings); (c) an office complex in Austin, Texas containing five commercial office properties, with approximately 441,145 square feet purchased in December 1997 for $79 million; (d) a first class 25 story office tower located in Philadelphia containing approximately 608,161 square feet purchased in November 1997 for approximately $79 million (approximately 98% of this building is leased on a long-term basis to SmithKline Beecham Corporation, an investment grade rated international pharmaceutical manufacturer and distributor); and (e) 20 medical office and clinic buildings containing approximately 373,500 square feet located in central Massachusetts purchased in May 1997 for approximately $47 million (these buildings are triple net leased on a long term basis to a regional health maintenance organization that is partially owned by Tenet Healthcare Corporation). Certain of these properties are gross leased and the net operating income which the Company realizes from these investments will depend upon the efficiency with which the Company is able to operate these buildings.

         In May 1997, the Company purchased for $14 million a 200-unit retirement housing property located in Spokane, Washington. This property and three other retirement housing properties (629 units) purchased for $87.5 million in December 1996 are all net leased to Brookdale Living Communities, Inc. ("BLCI") for an initial term of 23 years plus renewal options totaling an additional 50 years. During 1997, BLCI was recapitalized by two public offerings of equity and as of December 31, 1997 had an equity market capitalization of over $124 million.

         During the period January 1, 1998 through March 5, 1998, the Company acquired 11 medical and other office buildings for $91.7 million. This acquisition was funded in part with borrowings under the Company's bank credit facility.

         During the period January 1, 1997 through March 5, 1998, the Company received $69.6 million of regularly scheduled principal payments and prepayments of mortgage loans.

Financing

         In October 1996, the Company sold three tranches of convertible subordinated debentures totaling $240 million. All of these debentures are convertible into common shares at a rate of $18 per share and are callable at par by the Company at any time on or after October 1, 1999. During 1997, the trading price of the Company's shares has averaged above $18 per share. Through March 5, 1998, approximately $29.2 million of these debentures have been converted into approximately 1.6 million common shares.

         In March 1997, the Company issued 27,025,000 common shares in a public offering. The gross proceeds of the offering were $510.1 million ($18.875 per share), and the net proceeds to the Company were $483.2 million. Such net proceeds were used to acquire the Government Office Properties. During February 1998, the Company issued an aggregate of 5,495,776 common shares in public offerings and received net proceeds of $104.4 million, which were used to repay amounts outstanding under the Company's Credit Facility, for acquisitions and general business purposes.

         In July 1997, the Company issued $200 million of Remarketed Reset Notes
due  July  9,  2007  ("Reset   Notes").   The  net  proceeds  of  that  issuance
(approximately $199 million) were used to prepay other indebtedness of the Company then due in 1999 ($125 million) and to reduce amounts outstanding under the Company's Credit Facility. In February 1998, the Company issued an
additional  $50  million   aggregate   principal  amount  of  Reset  Notes  (the
"Additional Reset Notes"). Net proceeds from the offering of the Additional Reset Notes were used to reduce amounts outstanding under the Company's bank credit facility and for general business purposes. The Reset Notes currently bear interest at a floating rate equal to three month LIBOR plus a spread of
 .45% per annum. In July 1998, the Company will have the option to prepay the Reset Notes or to have the Reset Notes remarketed and the interest rate reset on either a floating or fixed rate basis.

         In July 1997, the Company's $250 million unsecured revolving credit facility with a syndicate of banks was increased to $450 million, and in March 1997, the term of the Credit Facility was extended to 2001. (See "--Borrowing Policy" above.)

         In December 1997, the Company issued $150 million of 6 3/4% Senior Notes due 2002 (the "6 3/4% Notes") in a private placement to institutional investors. The net proceeds from the offering (approximately $149 million) were used to reduce amounts then outstanding under the Company's Credit Facility. The Company has agreed with the initial purchasers of the 6 3/4% Notes to use its best efforts to consummate an offer to exchange the 6 3/4% Notes for new notes with terms substantially identical in all material respects to the 6 3/4% Notes, which would be registered pursuant to the Securities Act.

Other Developments

         Horizon/CMS Healthcare Corporation; HEALTHSOUTH Corporation; and Integrated Health Services, Inc. As of December 31, 1997, the Company had invested approximately $168 million, at cost, in properties that had been leased by, mortgaged to or managed by Horizon/CMS Healthcare Corporation ("HHC"). In October 1997, HHC merged into HEALTHSOUTH Corporation ("HEALTHSOUTH"). In return for the Company's consent to this merger, HEALTHSOUTH agreed to guarantee unconditionally all of the lease, mortgage and management obligations of HHC due to the Company and to extend the terms of the management contracts of three properties that were scheduled to expire during 1998 until 2001. In December 1997, HRP consented to the release of HEALTHSOUTH from the guarantee and to the assignment of certain leases and mortgages from HEALTHSOUTH and its predecessor, HHC, to Integrated Health Services, Inc. ("IHS") as part of a $1.2 billion transaction between HEALTHSOUTH and IHS for nursing homes, specialty hospitals and pharmacy services. In connection with this consent, IHS guaranteed leases, mortgages and management obligations to HRP affecting the former HHC properties, and the maturities of these leases, mortgages and management obligations, which were previously scheduled for 2000, 2001 and 2005, were extended to 2006.

         GranCare, Inc.; Living Centers of America, Inc.; and Paragon Health Network, Inc. As of December 31, 1997, the Company had invested approximately $98 million, at cost, in properties that had been leased to, or mortgaged by, GranCare, Inc. ("GC"). In February 1997, GC distributed to its shareholders all of its nursing home operations and merged its pharmacy business into Vitalink, Inc. ("Vitalink"), another public company. Under the terms of the GC Vitalink agreement, the GC nursing home operations became a new public company ("New GC"), and certain subsidiaries of New GC remained tenants of and mortgagors to the Company (the "Tenant

Subsidiaries"). The Company consented to this GC Vitalink transaction on certain terms and conditions, including: (i) all of the leases and mortgages between the Company and the Tenant Subsidiaries being cross defaulted, cross collateralized, cross secured and unconditionally guaranteed by New GC; (ii) Vitalink providing a $15 million unconditional guarantee of the obligations due to the Company; and
(iii) GC paying an amendment fee to the Company. In October 1997, New GC merged into Living Centers of America, Inc. ("LCA"), another public company. As part of the New GC LCA transaction a large number of LCA and New GC shares were repurchased, LCA was recapitalized by new investors, the combined New GC LCA enterprise changed its name to Paragon Health Network, Inc. ("Paragon"), and Paragon solicited the Company to release Vitalink from its guaranty obligations to the Company. The Company consented to the New GC LCA Paragon transaction and released Vitalink from its guaranty on certain terms and conditions, including:
(a) certain mortgage obligations totaling approximately $11.5 million due to the Company being prepaid in full; (b) certain properties owned by the Company and leased to the Tenant Subsidiaries being exchanged for other properties formerly owned by LCA or the Tenant Subsidiaries, which properties were to be leased to the Tenant Subsidiaries; (c) the term of certain leases being extended and all renewal options for properties leased to the Tenant Subsidiaries being renewable only on an all or none basis; (d) the rent payable to the Company being increased; (e) all obligations with respect to all properties leased or financed with the Tenant Subsidiaries being guaranteed by Paragon and the guaranty being secured by a cash deposit of $15 million; (f) all obligations of the Tenant Subsidiaries being subject to cross default and cross collateralization, and guaranteed by New GC (now a subsidiary of Paragon); and (g) payment to the Company of an amendment fee.

         Community Care of America, Inc. and Integrated Health Services, Inc. As of December 31, 1997, the Company had invested approximately $112 million, at cost, in properties that had been operated by Community Care of America, Inc. ("CCA"). In September 1997, CCA was acquired by IHS. The Company consented to IHS's acquisition of CCA on certain terms and conditions including: (i) mortgages due to the Company totaling approximately $12.2 million being prepaid in full; (ii) certain properties formerly leased to CCA being purchased from the Company at their historical cost of approximately $33.5 million; (iii) the extension of terms of certain remaining leases and mortgages; (iv) the remaining leases and mortgages being subject to cross default and cross collateralization, and unconditionally guaranteed by IHS; and (v) payment to the Company of an amendment fee.

         Marriott Spin Off and Merger. As of December 31, 1997, the Company had invested approximately $326 million, at cost, in properties leased to a subsidiary of Marriott International, Inc. ("Marriott"). In October 1997, Marriott announced a plan to dividend to its shareholders a new company which will own and operate Marriott's lodging and senior living businesses and to merge the remaining company with Sodexho S.A. As a result of this spin off and merger the Company's current guarantor was expected to have a negative net worth and its obligations were not expected to be rated investment grade. Upon learning of this planned transaction, the Company commenced negotiations with Marriott and, as a result of those negotiations, an agreement has been entered into that will be effective upon consummation of the Marriott spin off and merger transaction. This agreement requires that the spin off entity created by Marriott assume the guarantee obligations to the Company. The new spin off entity is expected to be investment grade rated.

         In May 1997, the Company filed a $1.0 billion Shelf Registration Statement on Form S-3 (the "Shelf") that has been declared effective by the Securities and Exchange Commission. At March 1, 1998, $539.7 million was available to be drawn on the Shelf.

The Investment Manager

         RMR is a Delaware corporation owned by Gerard M. Martin and Barry M. Portnoy. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 332-3990. As of January 1, 1998, the Company entered into separate investment advisor and property management agreements with RMR. RMR provides investment, management, property management services for some of the recently acquired Government Properties and medical and other office buildings and administrative services to the Company. In addition, an affiliate of RMR also provides garage management services to the Company. During the three years ended December 31, 1997, such services were provided by Advisor, and M&P Partners Limited Partnership ("M&P") on similar terms. RMR also acts as the investment manager to HPT and has other business interests. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of RMR are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John Popeo, Treasurer, and Ajay Saini, John A. Mannix, David Lepore and Thomas M. O'Brien, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are Managing Trustees of the Company and David J. Hegarty and Ajay Saini are officers of the Company. The beneficial ownership of Advisor (which is the General Partner of M&P) and M&P is the same as that of RMR and immediately prior to January 1, 1998, the directors and officers of Advisor were the same as those who currently hold positions with RMR.

Employees

         As of March 5, 1998, the Company had no employees. RMR, which administers the day-to-day operations of the Company, has 111 full-time employees and three active directors.

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

Federal Regulation. The Company's healthcare properties are affected by a number of federal and state statutes and regulations including those related to reimbursement under Medicare and Medicaid programs. Such laws, among other things, limit reimbursement for capital costs and in some circumstances for rental or lease expenses. Such laws also include federal and state anti-fraud and anti-kickback statutes and regulations. The Balanced Budget Act of 1997 (Public Law 105-33) (the "BBA") directs the federal Department of Health and Human Services ("HHS") to adopt a Medicare prospective payment system for skilled nursing facilities which will include capital-related costs and which will be phased in over four years beginning July 1, 1998. The BBA also increases states' flexibility in establishing Medicaid rates for nursing facility services, and strengthens the ability of HHS and the states to exclude providers for health care-related offenses. An adverse determination concerning any
operator's  licensure  or  eligibility  for  government   reimbursement  or  its
compliance with applicable federal or state statutes on regulations could materially and adversely affect such operator and its affiliates.

         A number of legislative proposals that would affect major reforms of the health care system have been introduced in Congress. Such proposals include universal health coverage, employer mandated insurance, and a single government health insurance plan. Following the failure of the Clinton administration's proposed Health Security Act or other major health care reform legislation to become law in 1994, legislative proposals for more incremental reforms have also been introduced, such as group health insurance plans for small businesses, health insurance industry reforms, and additional Medicare and Medicaid reforms and cost containment measures, including proposals that Medicaid be administered through block grants to the states and per capita limits on state Medicaid spending. The Company cannot predict whether any such legislative proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the business of the Company or its lessees or mortgagors.

Competition.

         The Company competes with other real estate investment trusts in that each is continually seeking attractive investment opportunities in health care facilities and other types of real estate. The Company also competes with banks, non-bank finance companies, leasing companies and insurance companies.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and in effect from time to time (the "Code"), commencing with its taxable year ending December 31, 1987. The Company believes it has been organized and has operated in a manner that qualifies it to be taxed under the Code as a REIT commencing with that taxable year, and the Company intends to continue to operate in a manner to so qualify. No assurance can be given, however, that the manner in which the Company has operated or will operate qualified or will qualify the Company to be taxed as a REIT.

         The Company has obtained legal opinions from its counsel Sullivan & Worcester LLP that the Company has been organized in conformity with the requirements for qualification as a REIT, has qualified as a REIT for its 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997 taxable years, and that its current and anticipated investments and its plan of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. These opinions are conditioned upon the assumption that the leases, the Declaration and the Company's Bylaws, and all other legal documents to which the Company is or has been a party have been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in this Annual Report, and upon representations made by the Company as to certain factual matters relating to the Company's organization and operations and its expected manner of operation. In addition, such opinions are based on the law then existing and in effect on the date thereof. Opinions of counsel are not binding on the Internal Revenue Service ("IRS") or a court and there can be no assurance that the IRS or a court will not take a position different from that expressed by counsel.

         The Company's actual qualification and taxation as a REIT will depend upon the Company's ability to meet on a continuing basis, through actual operating results, asset composition, distribution levels, and diversity of stock ownership, the various REIT qualification tests imposed under the Code, discussed below. While the Company has represented that it has operated and will operate in a manner so as to satisfy on a continuing basis the various REIT qualification tests, Sullivan & Worcester LLP has not reviewed and will not review compliance with these tests on a continuing basis, and no assurance can be given that the Company has satisfied or will satisfy such tests on a continuing basis. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxation as if it were a domestic corporation, and its shareholders will be taxed in the same manner as shareholders of ordinary corporations. In such an event, the Company could be subject to potentially significant tax liabilities, and therefore the amount of cash available for distribution to its shareholders would be reduced or eliminated.

         The following summary is based on existing law, is limited to investors who will hold the Shares as "capital assets" within the meaning of Section 1221 of the Code (generally, property held for investment), is not exhaustive of all possible tax considerations, and does not discuss any state, local, or foreign tax considerations. Additionally, the following summary does not discuss the particular tax consequences that might be relevant to holders of Shares who may be subject to special rules under the federal income tax law, such as life insurance companies, regulated investment companies, financial institutions, brokers or dealers in securities or foreign currency, persons that have a functional currency other than the U.S. dollar, persons who acquired Shares or options to acquire Shares in connection with their employment or other performance of services, persons subject to alternative minimum tax, persons who hold Shares as part of a straddle, hedging transaction, or conversion transaction or, except as specifically described herein, tax-exempt entities and foreign persons. The sections of the Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are highly technical and complex. The following summary is thus qualified in its entirety by the applicable Code provisions, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof, all of which are subject to change, possibly with retroactive effect. Thus, no assurance can be given that future legislative, judicial, or administrative actions or decisions will not affect the accuracy of any statements in this summary. In addition, no ruling has been or is expected to be sought from the IRS with respect to any matter discussed herein, and there can be no assurance that the IRS or a court will agree with the statements made herein. Accordingly, each shareholder is urged to consult his own tax advisor with respect to the federal income tax and other tax consequences of the purchase, holding and sale of Shares.

         Taxation of the Company. If the Company qualifies for taxation as a REIT and distributes to its shareholders at least 95% of its "real estate investment trust taxable income" (determined by excluding any net capital gain and before taking into account any dividends paid deduction), it generally will not be subject to federal corporate income taxes on the amount distributed. This deduction for dividends paid to shareholders substantially eliminates the federal "double taxation" on earnings (once at the corporate level and again at the shareholder level) that generally results from an investment in a corporation.

         However, even if the Company qualifies for federal income taxation as a REIT, it may be subject to federal tax in certain circumstances. First, the Company will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the corporate "alternative minimum tax" on its items of tax preference, if any. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" (generally, property acquired by the Company through foreclosure or otherwise after a default on a loan secured by the property or on a lease of the property) that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, then the Company will be subject to tax on such income at the highest regular corporate rate (currently 35%). Fourth, if the Company has net income from prohibited transactions (generally, certain sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property), such income will be subject to tax at a 100% rate. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (discussed below), but nonetheless maintains its qualification as a REIT because certain other requirements are met, the Company will be subject to tax at a 100% rate on the greater of the amount by which the Company fails the 75% or the 95% test, multiplied by a fraction intended to reflect the Company's profitability. Sixth, if the Company should fail to distribute for any calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company acquires any asset from a C corporation (generally, a corporation subject to full corporate level tax) in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset in the hands of the C corporation, and if the Company subsequently recognizes gain on the disposition of such asset during the ten-year period beginning on the date on which the asset was acquired by the Company, then the Company will pay tax at the highest regular corporate tax rate (currently 35%) on the lesser of (i) the excess of the fair market value of the asset over the Company's basis in the asset on the date acquired by the Company and (ii) the gain recognized by the Company.

         If the Company should invest in properties in foreign countries, the Company's profits from such investments will generally be subject to tax in the countries where such properties are located. The nature and amount of any such taxation will depend on the laws of the countries where the properties are located. If the Company satisfies the annual distribution requirements for federal income tax qualification as a REIT and is therefore not subject to federal corporate income tax on that portion of its ordinary income and capital gain that is currently distributed to its shareholders, the Company will generally not be able to recover the cost of any foreign tax imposed on profits from its foreign investments by claiming foreign tax credits against its federal income tax liability on such profits. Moreover, a REIT is not able to pass through to its shareholders any foreign tax credits.

         The Company's Wholly-Owned Subsidiaries. Section 856(i) of the Code provides that a corporation that is a qualified REIT subsidiary (defined as any corporation 100% of whose stock is held by the REIT at all times during the period the corporation is in existence) shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and items of income, deduction, and credit of the REIT. (For the Company's taxable years commencing on or after January 1, 1998, a wholly-owned corporation qualifies as a qualified REIT subsidiary even though there was a period of time during which the Company did not own 100% of its stock; such corporation will be treated for federal income tax purposes as though liquidated into the Company at the time the Company acquired 100% ownership, and then reincorporated by the Company as a qualified REIT subsidiary.) The Company believes that each of its direct and indirect wholly-owned subsidiaries qualifies either as a qualified REIT subsidiary within the meaning of Section 856(i) of the Code, or as a noncorporate entity that for federal income tax purposes is not treated as separate from its owner pursuant to Treasury Regulations under Section 7701 of the Code. Thus, in applying all the federal income tax REIT qualification requirements discussed herein, the Company's direct and indirect wholly-owned subsidiaries are ignored, and all assets, liabilities, and items of income, deduction and credit of those subsidiaries are treated as assets, liabilities and items of income, deduction and credit of the Company.

         The Company's Investments through Partnerships. The Company has invested, and in the future may invest, in real estate through one or more limited or general partnerships or limited liability companies that is treated as a partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury Regulations provide that for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in such partnership and is deemed to be entitled to the income of the partnership attributable to such proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, the Company's proportionate share of the assets, liabilities, and items of income of each partnership in which it is a partner are treated as assets, liabilities, and items of income of the Company for purposes of the income tests and asset tests discussed below. However, for purposes of the REIT's distribution requirement discussed below, a REIT must take into account as a partner its distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 et seq. of the Code.

         REIT Qualification Requirements--Generally. Section 856(a) of the Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable, but for Sections 856 through 859 of the Code, as a domestic corporation; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) which is not "closely held" as determined under the personal holding company stock ownership test (as applied with modifications); and (7) which meets certain other tests regarding income, assets, and distributions, as described below. Section 856(b) of the Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. It is the Company's belief and expectation that it has had and will have at least 100 shareholders during the requisite period for each of its taxable years since its election to be taxed as a REIT. There can, however, be no assurance in this connection and, if the Company has fewer than 100 shareholders during the requisite period, condition (5) described above will not be satisfied, and the Company would not qualify as a REIT during such taxable year.

         By reason of the "closely held" condition (6) above, the Company will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding Shares is owned directly or indirectly by five or fewer individuals. To help maintain conformity with condition (6), the Declaration contains certain provisions restricting transfers of Shares and giving the Trustees the power to redeem Shares involuntarily. For its taxable years commencing on or after January 1, 1998, if the Company complies with Treasury Regulations for ascertaining the ownership of its outstanding Shares and does not know or, exercising reasonable diligence would not have known, whether it failed condition (6), then the Company will be treated as satisfying condition (6). Also, for its taxable years commencing on or after January 1, 1998, the Company's failure to comply with the Treasury Regulations for ascertaining ownership of its outstanding Shares may result in a penalty of $25,000 ($50,000 for intentional violations). Accordingly, the Company will, pursuant to the Treasury Regulations, request annually from record holders of certain significant percentages of its Shares certain information regarding the ownership of such Shares. Under the Declaration, shareholders are required to respond to such requests for information.

         The rule that an entity will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding shares is owned directly or indirectly by five or fewer individuals is relaxed in the case of certain pension trusts owning shares in a REIT. Shares in a REIT held by such a pension trust are treated as held directly by its beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing its federal income tax qualification as a REIT. However, as discussed below, if the REIT is a "pension- held REIT," each pension trust holding more than 10% of its shares (by value) generally will be taxable on a portion of the dividends it receives from the REIT, based on the ratio of the REIT's gross income for the year which would be unrelated trade or business income if the REIT were a qualified pension trust to the REIT's total gross income for the year.

         To qualify as a REIT under the Code, the Company must elect to be so treated and must meet other requirements, certain of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of its assets, and the distribution of its income to shareholders. The Company made such an election for 1987 (its first full year of operations), and such election, assuming continuing compliance with the federal income tax qualification tests discussed herein, continues in effect for subsequent years.

         Income Tests. There are three gross income requirements, only two of which apply to the Company for its taxable years commencing on or after January 1, 1998. First, at least 75% of the Company's gross income

(excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property"), mortgages on real property, or shares in other REITs. When the Company receives new capital in exchange for its Shares (other than dividend reinvestment amounts) or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of such new capital in stock or a debt instrument, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements (and for the Company's taxable years commencing on or after January 1, 1998, certain payments under options, futures contracts, forward rate agreements, or similar financial instruments), and gain from the sale or disposition of stock, securities, or real property, or from any combination of the foregoing. Third, for the Company's taxable years ending on or before December 31, 1997, short-term gain from the sale or other disposition of stock or securities (including, without limitation, stock in other REITs), dispositions of interest rate swap or cap agreements, and gain from certain prohibited transactions or other dispositions of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must have represented less than 30% of the Company's gross income. For purposes of these three gross income rules, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Even though the Company does not own mortgage loans that contain shared appreciation provisions, the Company may in the future make such mortgage loans. The Company temporarily invests working capital in short-term investments, including shares in other REITs. Although the Company will use its best efforts to ensure that the income generated by its investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property," several requirements must be met. First, the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales. Second, the Code provides that rents will not qualify as "rents from real property" in satisfying the gross income tests if the REIT owns 10% or more of the tenant, whether directly or under certain attribution rules. The Company intends not to lease property to any party if rents from such property would not so qualify. Application of the 10% ownership rule is, however, dependent upon complex attribution rules and upon circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Shares and more than 10% of the stock of a lessee would result in lessee rents not qualifying as "rents from real property." The Declaration provides that transfers or purported acquisitions, directly or by attribution, of Shares that could result in disqualification of the Company as a REIT are null and void and permits the Trustees to repurchase Shares to the extent necessary to maintain the Company's status as a REIT. Nevertheless, there can be no assurance such provisions in the Declaration will be effective to prevent the Company's REIT status from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that the Company will be able to monitor and enforce such restrictions, nor will shareholders necessarily be aware of shareholdings attributed to them under the attribution rules. Third, in order for its rents to qualify as "rents from real property," the Company must not manage the property or furnish or render services to the tenants of such property, except through an independent contractor from whom the Company derives no income. There is an exception to this rule permitting a REIT to perform certain customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income." For the Company's taxable years commencing on or after January 1, 1998, a de minimis amount of noncustomary services will not disqualify income as rents from real property so long as the value of the impermissible services does not exceed 1% of the gross income of the property. Fourth, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the property which is rented. Substantially all of the gross income of the Company has been and is expected to be attributable to rental income. The Company believes that all or substantially all such rents have qualified and will continue to qualify as "rents from real property" for purposes of Section 856 of the Code, but if for some reason a significant amount of such rents do not so qualify, it may be difficult or impossible for the Company to meet the 95% or 75% gross income tests and to qualify as a REIT for federal income tax purposes.

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

         Any gain realized by the Company on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon the Company's ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances with respect to the particular transaction. The Company intends to hold its real estate assets for investment with a view to long-term appreciation, to engage in the business of developing, owning and operating its existing real estate assets and acquiring, developing, owning and operating other real estate assets, and to make occasional dispositions of real estate assets as is consistent with the Company's investment objectives. There can be no assurance, however, that the IRS might not contend that one or more dispositions is subject to the 100% penalty tax.

         If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if (i) the Company's failure to meet such test was due to reasonable cause and not due to willful neglect, (ii) the Company reported the nature and amount of each item of its income included in the 75% or 95% gross income tests (as the case may be) for such taxable year on a schedule attached to its return, and (iii) any incorrect information on the schedule was not due to fraud with intent to evade tax. No similar provision provides relief if the Company failed the 30% gross income test for the taxable years such test was applicable, and it is not possible to state whether in all circumstances the Company would be entitled to the benefit of the relief provisions for the 75% and 95% gross income tests. As discussed above, even if these relief provisions do apply, a special tax equal to 100% is imposed upon the greater of the amount by which the Company failed the 75% test or the 95% test, multiplied by a fraction intended to reflect the Company's profitability.

         Asset Tests. At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (which for this purpose includes stock or debt instruments held for not more than one year purchased with proceeds of a stock offering or a long-term (at least five years) debt offering of the Company), cash, cash items, shares in other REITs, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities (other than those includable in the foregoing 75% asset class). Third, of the investments included in the foregoing 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities. President Clinton has proposed legislation that would expand this last prohibition so that the Company would not be permitted to own more than 10%, either by vote or by value, of any one issuer's outstanding securities.

         Where a failure to satisfy the foregoing asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company intends to maintain adequate records of the value of its assets to maintain compliance with the foregoing asset tests, and to take such action as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders each year in an amount at least equal to the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, over (B) the sum of certain noncash income (e.g., certain imputed rental income or certain income from transactions inadvertently failing to qualify as like-kind exchanges). Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such earlier taxable year and if paid on or before the first regular dividend payment after such declaration. Also, dividends declared in October, November, or December and paid during the following January will be treated as having been paid and received on December
31. A distribution which is not pro rata within a class of beneficial interest in the Company entitled to a dividend, or which is not consistent with the rights to distributions between classes of beneficial interests in the Company, is a preferential dividend that is not taken into consideration for purposes of the distribution requirement, and accordingly the payment of a preferential dividend could affect the Company's ability to meet the distribution requirement. Taking into account the Company's distribution policies

(including its dividend reinvestment plan), the Company believes that it has not made and expects that it will not make any such preferential dividend. The distribution requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that the Company does not distribute all of its net capital gain and all of its "real estate investment trust taxable income," as adjusted, it will be subject to tax thereon.

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

         It is possible that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirements due to timing differences between (i) the actual receipt of income and actual payment of deductible expenses or distributions and (ii) the inclusion of such income and deduction of such expenses or distributions in arriving at "real estate investment trust taxable income" of the Company. The problem of inadequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term or possibly long-term borrowing, or for new equity financing, to provide funds for required distributions, or else its REIT status for federal income tax purposes could be jeopardized. There can be no assurance that such borrowing or financing would be available on favorable terms.

         Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year, although an interest charge would be imposed upon the Company for the delay in distribution. Although the Company may thus be able to avoid being taxed on amounts distributed as deficiency dividends, the Company may in certain circumstances remain liable for the 4% excise tax discussed above.

         For its taxable years ending on or before December 31, 1997, the Company was required to request annually from record holders of certain significant percentages of its Shares certain information regarding the ownership of such Shares, in order to qualify for the deduction for dividends paid to its shareholders. As discussed above, for taxable years commencing on or after January 1, 1998, the Company will continue to request such information in order to comply with the REIT qualification requirement regarding ownership concentration of its Shares.

         Federal Income Tax Treatment of Leases. The availability to the Company of, among other things, depreciation deductions with respect to the facilities owned and leased by the Company will depend upon the treatment of the Company as the owner of the facilities and the classification of the leases of the facilities as true leases, rather than as sales or financing arrangements, for federal income tax purposes. As to the approximately 2% of the Company's leased facilities which constitutes personal property, it is not entirely clear that the Company will be treated as the owner of such personal property and that the leases will be treated as true leases with respect to such property. The Company plans to insure its compliance with the 95% distribution requirement (and the excise tax "required distribution" requirement) by making distributions on the assumption that it is not entitled to depreciation deductions for the 2% of the leased facilities which constitute personal property, but to perform all its tax reporting by taking into account such depreciation.

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

         Additionally, it should be noted that Section 467 of the Code (concerning leases with increasing rents) would apply to the leases because many of the leases provide for rents that increase from one period to the next.
Section 467 of the Code provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual were required, the Company could recognize rental income in excess of cash rents and, as a result, may fail to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Because Section 467 of the Code directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, and because regulations proposed to be effective for "disqualified leaseback agreements" entered into after June 3, 1996 adopt this rule, the additional rent provisions of the leases generally should not cause the leases to be "disqualified leaseback agreements." In addition, the legislative history of Section 467 of the Code indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed not motivated by tax avoidance, and the proposed regulations permit a 10% fluctuation.

         Depreciation of Properties. For federal income tax purposes, the Company generally depreciates its real property on a straight-line basis over 40 years and its personal property over 12 years.

         Failure to Qualify. If the Company fails to qualify for federal income taxation as a REIT in any taxable year, and any potentially applicable relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates (plus any applicable minimum tax). Distributions to shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income, and subject to certain limitations in the Code will be eligible for the dividends received deduction for corporations. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from federal income taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

         Taxation of U.S. Shareholders--Generally. As used herein, the term "U.S. Shareholder" means a beneficial holder of Shares that is for federal income tax purposes (i) a citizen or resident of the United States, (ii) a corporation or partnership (or other entity treated as a corporation or partnership for federal income tax purposes) created or organized in or under the laws of the United States or of any political subdivision thereof (unless otherwise provided by Treasury Regulations), (iii) an estate the income of which is subject to federal income taxation regardless of its source, or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust (or certain electing trusts in existence on August 20, 1996 to the extent provided in Treasury Regulations). As used herein, the term "Non-U.S. Shareholder" means a beneficial holder of Shares that is not a U.S. Shareholder.

         As long as the Company qualifies as a REIT for federal income tax purposes, distributions (including reinvestments pursuant to the Company's dividend reinvestment plan) made to the Company's U.S. Shareholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income (but will not be eligible for the dividends received deduction for corporations). Distributions that are properly designated by the Company as capital gain dividends will be taxed as long-term capital gains (as discussed below) to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate U.S. Shareholders may be required to treat up to 20% of any such capital gain dividend as ordinary income pursuant to Section 291 of the Code. For the Company's taxable years commencing on or after January 1, 1998, the Company may elect to retain amounts representing its net capital gain income. In that case, the Company will be taxed at regular corporate capital gains tax rates on such amounts, each U.S. Shareholder will be taxed on its proportionate share of the net capital gains retained by the Company as though such amount were distributed and designated a capital gain dividend, and each such U.S. Shareholder will receive a credit for a proportionate share of the tax paid by the Company. Additionally, each U.S. Shareholder will increase the adjusted basis in its Shares by the excess of the amount of its proportionate share of these net capital gains over its proportionate share of the tax paid by the Company, and both the Company and its corporate U.S. Shareholders will make commensurate adjustments in their respective earnings and profits for federal income tax purposes. If the Company should elect to retain its net capital gain in this fashion, it will notify each U.S. Shareholder of the relevant tax information within 60 days after the close of the Company's taxable year.

         For certain noncorporate U.S. Shareholders, long-term capital gains taken into account after May 7, 1997 are taxed at varying maximum rates of 20%, 25%, or 28%, depending upon the type of property disposed of and the holding period in such property at the time of disposition. If the Company designates a dividend as a capital gain dividend for any taxable year of the Company ending after May 7, 1997 (or elects to retain a portion of its net capital gain and have such amount treated as a distributed and designated capital gain dividend in the manner described above), the Company may also designate the portion of such capital gain dividend which is taxed to certain noncorporate U.S. Shareholders at the varying maximum rates of 20%, 25%, or 28%, based upon the type and holding period of the property disposed of by the Company. If the Company does not make such a designation, the entire capital gain dividend will be treated as long-term capital gain subject to the maximum 28% rate to the noncorporate U.S. Shareholders (without regard to the period for which the U.S. Shareholder held its Shares).

         For purposes of computing the Company's earnings and profits, depreciation on real estate is generally computed on a straight-line basis over 40 years. Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. Shareholder to the extent that they do not exceed the adjusted basis of the U.S. Shareholder's Shares, but will reduce the U.S. Shareholder's basis in such Shares. To the extent that such distributions exceed the adjusted basis of a U.S. Shareholder's Shares, they will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for not more than one year), with such long-term gain taxed to certain noncorporate U.S. Shareholders at varying maximum rates of 20% or 28% depending upon the U.S. Shareholder's holding period in the Shares. U.S. Shareholders may not include in their respective income tax returns any net operating losses or capital losses of the Company.

         Dividends declared by the Company in October, November or December of a taxable year to shareholders of record on a date in such month, will be deemed to have been received by such shareholders on December 31, provided the Company actually pays such dividends during the following January. For tax purposes, the Company's dividends paid in 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994,
1995, 1996 and 1997 aggregated $1.085, $.840, $1.13, $1.16, $1.22, $1.25, $1.29,
$1.32, $1.37, $1.41 and $1.45 respectively, of which $.289, $.065, $.332, $.267,
$.104, $.218, $.335, $.081, $.161, $.350 and $.252, respectively,  represented a return of capital.

         The sale or exchange of Shares will result in recognition of gain or loss to the U.S. Shareholder in an amount equal to the difference between the amount realized and its adjusted basis in the Shares sold or exchanged. Such a gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the U.S. Shareholder's holding period in the Shares exceeded one year. Long-term capital gains may be taxed to certain noncorporate U.S. Shareholders at varying maximum rates of 20% or 28% depending upon the U.S. Shareholder's holding period in the Shares. In addition, any loss upon a sale or exchange of Shares by a U.S. Shareholder who has held such Shares for not more than six months (after applying certain rules), will generally be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such U.S. Shareholders as long-term capital gain (including, for this purpose, amounts constructively distributed as long-term capital gain by the Company electing to retain its net capital gain in the manner described above).

         U.S. Shareholders (other than certain corporations) who borrow funds to finance their acquisition of Shares in the Company could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred in such an arrangement. Under Section 163(d) of the Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. Shareholder's net investment income will include dividend distributions and, if an appropriate election is made, capital gain dividend distributions it receives from the Company; however, distributions treated as a nontaxable return of the U.S. Shareholder's basis will not enter into the computation of net investment income. Under Section 469 of the Code, U.S. Shareholders (other than certain corporations) generally will not be entitled to deduct losses from so-called passive activities except to the extent of their income from passive activities. For purposes of these rules, distributions received by a U.S. Shareholder from the Company will not be treated as income from a passive activity and thus will not be available to offset a U.S. Shareholder's passive activity losses.

         Tax preference and other items which are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under regulations which are to be prescribed. It is possible that these regulations would require tax preference items to be allocated to the Company's shareholders with respect to any accelerated depreciation claimed by the Company; however, the Company has not claimed accelerated depreciation with respect to its existing properties.

         Taxation of Certain Tax-Exempt U.S. Shareholders. In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed certain of its activities with acquisition indebtedness. Although Revenue Rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon Revenue Ruling 66-106 and the analysis therein, distributions made by the Company to U.S. Shareholders that are qualified pension plans (including individual retirement accounts) or certain other tax-exempt entities should not constitute unrelated business taxable income, unless such U.S. Shareholder has financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code, or the Shares are otherwise used in an unrelated trade or business conducted by the U.S. Shareholder.

         Special rules apply to certain tax-exempt pension trusts (including so-called 401(k) plans but excluding individual retirement accounts or government pension plans) that own more than 10% by value of a "pension-held REIT" at any time during a taxable year commencing after December 31, 1993. Such a pension trust may be required to treat a certain percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. Such percentage is equal to the ratio of the pension-held REIT's gross income (less direct expenses related thereto) derived from the conduct of unrelated trades or businesses (determined as if the pension-held REIT were a tax-exempt pension fund), to the pension-held REIT's gross income (less direct expenses related thereto) from all sources, except that such percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT will be treated as a pension-held REIT only if (i) the REIT is "predominantly held" by tax-exempt pension trusts, and (ii) the REIT would otherwise fail to satisfy the "closely held" ownership conditiondiscussed above if the stock or beneficial interests in the REIT held by such tax-exempt pension trusts were viewed as held by such tax-exempt pension trusts rather than their respective beneficiaries. A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust holds more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts (each owning more than 10% by value of the REIT's stock or beneficial interests) own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Given the restrictions in its Declaration regarding ownership of its Shares, the Company believes that it has not been, and expects that it will not be, a pension-held REIT. However, because the Shares of the Company will be publicly traded, no assurance can be given that the Company will not become a pension-held REIT.

         Taxation of Non-U.S. Shareholders. The rules governing the federal income taxation of Non-U.S. Shareholders (generally, nonresident alien individuals, foreign corporations, foreign partnerships, and foreign trusts and estates) are highly complex, and the following discussion is intended only as a summary of such rules. Non- U.S. Shareholders should consult with their own tax advisors to determine the impact of federal, state, local, and foreign tax laws, including any reporting requirements, with respect to their investment in the Company. In general, a Non-U.S. Shareholder will be subject to regular federal income tax in the same manner as a U.S. Shareholder with respect to its investment in Shares if such investment is "effectively connected" with the Non-U.S. Shareholder's conduct of a trade or business in the United States. In addition, a corporate Non-U.S. Shareholder that receives income that is (or is deemed) effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Code, which is payable in addition to regular federal corporate income tax. The following discussion addresses only Non-U.S. Shareholders whose investment in Shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by the Company to a Non-U.S. Shareholder that is not attributable to gain from the sale or exchange by the Company of a United States real property interest and that is not designated by the Company as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Generally, such a dividend will be subject to federal income withholding tax on the gross amount thereof at the rate of 30%, or such lower rate that may be specified by treaty if the Non-U.S. Shareholder has in the manner prescribed by the IRS demonstrated to the Company its entitlement to treaty benefits. A distribution of cash in excess of the Company's earnings and profits will be treated first as a nontaxable return of capital that will reduce a Non-U.S. Shareholder's basis in its Shares (but not below zero) and then as gain from the disposition of such Shares, the tax treatment of which is discussed below. A distribution in excess of the Company's earnings and profits may be subject to 30% (or lower treaty rate) withholding if at the time of the distribution it cannot be determined whether the distribution will be in an amount in excess of the Company's current and accumulated earnings and profits. If it is subsequently determined that such distribution is, in fact, in excess of current and accumulated earnings and profits, the Non-U.S. Shareholder may seek a refund from the IRS. The Company expects to withhold federal income withholding tax at the rate of 30% on the gross amount of any distributions on Shares made to a Non-U.S. Shareholder unless a lower tax treaty applies and the required IRS form evidencing eligibility for that reduced rate is filed with the Company.

         For any year in which the Company qualifies as a REIT, distributions by the Company that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a Non-U.S. Shareholder as if such distributions were gains "effectively connected" with a trade or business in the United States conducted by the Non-U.S. Shareholder. Accordingly, a Non-U.S. Shareholder will be taxed on such amounts at the normal capital gain rates applicable to a U.S. Shareholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Such distributions may also be subject to a 30% branch profits tax under Section 884 of the Code in the hands of a corporate Non-U.S. Shareholder that is not entitled to treaty relief or exemption. The Company will be required to withhold from distributions to Non-U.S. Shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if the Company designates prior distributions as capital gain distributions, then subsequent distributions, up to the amount of such prior distributions, will be treated as capital gain dividends. The amount of any tax withheld is creditable against the Non-U.S. Shareholder's federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS.

         Tax treaties may reduce the Company's withholding obligations. Under certain treaties, however, rates below 30% generally applicable to dividends from United States corporations may not apply to dividends from a REIT. If the amount of tax withheld by the Company with respect to a distribution to a Non-U.S. Shareholder exceeds such shareholder's federal income tax liability with respect to such distribution, the Non-U.S. Shareholder may file for a refund of such excess from the IRS. In this regard, it should be noted that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate Non-U.S. Shareholders but is higher than the 20%, 25%, and 28% maximum rates on capital gains generally applicable to noncorporate Non-U.S. Shareholders. Treasury Regulations issued on October 6, 1997 (the "New Regulations") alter the withholding rules on dividends paid to a Non-U.S. Shareholder, generally effective with respect to dividends paid after December 31, 1998. Under the New Regulations, to obtain a reduced rate of withholding under an income tax treaty, a Non-U.S. Shareholder generally will be required to provide an Internal Revenue Service Form W-8 certifying such Non-U.S. Shareholder's entitlement to benefits under the treaty. The New Regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, dividends paid to a Non-U.S. Shareholder that is an entity should be treated as paid to the entity or to those holding an interest in that entity, and whether such entity or such holders in the entity are entitled to benefits under the tax treaty. The New Regulations also alter the information reporting and backup withholding rules applicable to Non- U.S. Shareholders and, among other things, provide certain presumptions under which a Non-U.S. Shareholder is subject to backup withholding and information reporting until the Company receives certification from such shareholder of its Non-U.S. Shareholder status.

         If the Shares fail to constitute a "United States real property interest" within the meaning of Section 897 of the Code, gain on sale of the Shares by a Non-U.S. Shareholder generally will not be subject to federal income taxation unless (i) investment in the Shares is effectively connected with the Non-U.S. Shareholder's United States trade or business, in which case, as discussed above, the Non-U.S. Shareholder would be subject to the same treatment as U.S. Shareholders on such gain, or (ii) the Non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year, in which case the nonresident alien individual will be subject to a 30% tax on such gain.

         The Shares will not constitute a United States real property interest if the Company is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. It is believed that the Company has been and will continue to be a domestically controlled REIT, and therefore that the sale of Shares by a Non-U.S. Shareholder will not be subject to federal income taxation. However, because the Shares are publicly traded, no assurance can be given that the Company has been and will continue to be a domestically controlled REIT. If the Company is not a domestically controlled REIT, whether a Non-U.S. Shareholder's gain on sale of Shares would be subject to federal income tax as a sale of a United States real property interest would depend upon whether the Shares were "regularly traded" (as defined by applicable Treasury Regulations) on an established securities market (e.g., the New York Stock Exchange, on which the Shares are listed) and upon the size of the selling Non-U.S. Shareholder's interest in the Company. If the gain on the sale of the Shares were subject to federal income taxation, the Non-U.S. Shareholder would be subject to the same treatment as a U.S. Shareholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In any event, a purchaser of Shares from a Non-U.S. Shareholder will not be required to withhold on the purchase price if the purchased Shares are "regularly traded" on an established securities market or if the Company is a domestically controlled REIT. Otherwise, the purchaser of Shares may be required to withhold 10% of the purchase price paid to the Non-U.S. Shareholder and to remit such amount to the IRS.

         Shares owned or treated as owned by an individual who is not a citizen or resident (as defined for United States federal estate tax purposes) of the United States at the time of death will be includable in the individual's gross estate for United States federal estate tax purposes unless an applicable estate tax treaty provides otherwise.

         Backup Withholding and Information Reporting Requirements. The Company will report to its U.S. Shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. Shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless the U.S. Shareholder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding rules and otherwise complies with applicable requirements of the backup withholding rules. A U.S. Shareholder that does not provide the Company with its correct taxpayer identification number may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of capital gain distributions to any U.S. Shareholder that fails to certify its non-foreign status to the Company. Any amounts withheld under the foregoing rules will be creditable against the U.S. Shareholder's federal income tax liability provided that the required information is furnished to the IRS.

         The Company will report to its Non-U.S. Shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these information returns may also be made available under the provisions of a specific treaty or agreement to the tax authorities in the country in which the Non-U.S. Shareholder resides. As discussed above, withholding tax rates of 30% and 35% may apply to distributions on Shares to Non-U.S. Shareholders, and the New Regulations will when effective alter the information reporting and withholding rules applicable to Non-U.S. Shareholders. Among other things, the New Regulations provide certain presumptions under which a Non-U.S. Shareholder would be subject to backup withholding and information reporting until the Company receives certification from such shareholder of its Non-U.S. Shareholder status. As noted, the New Regulations are generally effective with respect to dividends paid after December 31, 1998.

         The payment of the proceeds from the disposition of Shares to or through the United States office of a broker will generally be subject to information reporting and backup withholding at a rate of 31% unless the owner, under penalties of perjury, certifies, among other things, its status as a Non-U.S. Shareholder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of Shares to or through a non-United States office of a broker generally will not be subject to backup withholding and information reporting. In the case of proceeds from a disposition of Shares paid to or through a non-United States office of a United States broker or paid to or through a non-United States office of a non-United States broker that is (i) a "controlled foreign corporation" for federal income tax purposes or (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-U.S. Shareholder, and (b) information reporting will not apply if the broker has documentary evidence in its files that the beneficial owner is a Non-U.S. Shareholder unless the broker has actual knowledge to the contrary. Under the New Regulations (generally effective for payments made after December 31, 1998), in the case of proceeds from a disposition of Shares paid to or though a non-United States office of a United States broker or paid to or through a non-United States office of a non-United States broker that is (i) a "controlled foreign corporation" for federal income tax purposes, (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (iii) a foreign partnership with one or more partners who are United States persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the United States, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-U.S. Shareholder, and (b) information reporting will not apply if the Non-U.S. Shareholder certifies its status as a Non-

U.S. Shareholder and further certifies that it has not been, and at the time the certificate is furnished reasonably expects not to be, present in the United States for a period aggregating 183 days or more during each calendar year to which the certification pertains.

         Any amounts withheld from a payment to a Non-U.S. Shareholder will generally be refunded (or credited against the Non-U.S. Shareholder's United States federal income tax liability, if any), provided that the required information is furnished to the IRS.

         Other Tax Considerations. Holders of Shares should recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial, or administrative actions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts. No prediction can be made as to the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders. Revisions in federal income tax laws and interpretations thereof could adversely affect the tax consequences of investment in the Shares.

         The Company and its shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above. Consequently, holders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Shares.

         THE FOREGOING IS A SUMMARY DESCRIPTION OF CERTAIN MATERIAL FEDERAL INCOME TAX CONSEQUENCES OF THE TAXATION OF THE COMPANY AND ITS SHAREHOLDERS, WITHOUT CONSIDERATION OF THE PARTICULAR FACTS AND CIRCUMSTANCES OF ANY PARTICULAR SHAREHOLDER. IN PARTICULAR, IT DOES NOT ADDRESS THE STATE, LOCAL OR FOREIGN TAX ASPECTS OF THE TAXATION OF THE COMPANY AND ITS SHAREHOLDERS. THE DISCUSSION IS BASED ON CURRENTLY EXISTING PROVISIONS OF THE CODE, EXISTING AND PROPOSED TREASURY REGULATIONS THEREUNDER AND CURRENT ADMINISTRATIVE RULINGS AND COURT DECISIONS. ALL OF THE FOREGOING ARE SUBJECT TO CHANGE AND ANY SUCH CHANGE COULD AFFECT THE CONTINUING VALIDITY OF THE DISCUSSION. THE COMPANY AND ITS SHAREHOLDERS MAY ALSO BE SUBJECT TO STATE OR LOCAL TAXATION IN VARIOUS STATE OR LOCAL JURISDICTIONS, INCLUDING THOSE IN WHICH IT OR THEY TRANSACT BUSINESS OR RESIDE. EACH HOLDER OF SHARES OF THE COMPANY SHOULD CONSULT HIS OR HER OWN TAX ADVISOR AS TO THE SPECIFIC TAX CONSEQUENCES OF THE TAXATION OF THE COMPANY AND ITS SHAREHOLDERS, INCLUDING THE APPLICATION AND EFFECT OF FEDERAL, STATE, LOCAL AND FOREIGN TAX LAWS.

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

         Special Fiduciary and Prohibited Transactions Considerations. The Department of Labor ("DOL"), which has certain administrative responsibility over ERISA Plans as well as over IRAs and other Non-ERISA Plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or Non-ERISA Plan or IRA acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA or Non-ERISA Plan's or IRA's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold pursuant to an effective registration statement under the Securities Act of 1933 (provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred). The Shares have been registered under the Securities Exchange Act of 1934.

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

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect a finding that such securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include: any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification of the Company for Federal or state tax purposes, or would otherwise violate any state or Federal law or court order; any requirement that advance notice of a transfer or assignment be given to the Company and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence; any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer. The Company believes that the restrictions imposed under the Declaration on the transfer of Shares do not result in the failure of the Shares to be "freely transferable." Furthermore, the Company believes that at present there exist no other facts or circumstances limiting the transferability of the Shares which are not included among those enumerated as not affecting their free transferability under the regulation, and the Company does not expect or intend to impose in the future (or to permit any person to impose on its behalf) any limitations or restrictions on transferwhich would not be among the enumerated permissible limitations or restrictions. However, the final regulation only establishes a presumption in favor of a finding of free transferability, and no guarantee can be given that the DOL or the Treasury Department will not reach a contrary conclusion.

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

Item 2.  Properties

         General. At December 31, 1997, approximately 14% of the Company's total investments were in long-term care facilities, 32% were in medical and other office buildings and clinics, 20% were in government office buildings, 21% were in retirement and assisted living communities, 8% were in nursing homes with subacute services and 5% were in hotels through the Company's equity investment in HPT. The Company believes that the physical plant of each of the facilities in which it has invested is suitable and adequate for its present and any currently proposed uses. At December 31, 1997, the Company had real estate investments totaling $2.1 billion (at cost) in 217 properties that were leased to or operated by over approximately 350 tenants or mortgagors, plus a 10.3% investment of approximately $111.1 million (carrying value) through HPT in 119 additional properties.

The following table summarizes certain information about the Properties as of December 31, 1997. All dollar figures are in thousands.

REAL ESTATE OWNED:

                                                       Number of            Number of           Investment           Minimum
Location                                              Facilities           Beds/Units             Amount         Rent/Interest (1)
----------------------------------------------------------------------------------------------------------------------------------
Retirement and Assisted Living Facilities:

Arizona                                                    3                    481             $ 36,642             $  3,061
California                                                 1                    402               31,791                3,319
Florida                                                    5                  1,527              131,989                9,986
Illinois                                                   2                    704               98,743                7,490
Maryland                                                   1                    351               33,080                4,054
New York                                                   1                    103               10,700                1,017
South Dakota                                               1                     59                1,014                  127
Texas                                                      1                    145               12,411                1,213
Virginia                                                   3                    848               57,662                5,817
Washington                                                 1                    200               14,350                1,363


Long-Term Care Facilities:

Arizona                                                    3                    320                6,220                  821
California                                                 9                  1,140               27,105                4,716
Colorado                                                   9                  1,011               34,351                4,561
Connecticut                                                5                    867               42,821                5,184
Georgia                                                    4                    401               12,307                1,352
Illinois                                                   1                    230                2,711                  452
Iowa                                                       7                    375                8,205                  941
Kansas                                                     1                     59                1,320                  157
Missouri                                                   2                    215                3,788                  572
Nebraska                                                   1                     80                1,934                  229
New Hampshire                                              1                    108                3,689                  430
New Jersey                                                 1                    150               13,007                1,418
Ohio                                                       2                    400                9,872                1,283
South Dakota                                               2                    302                6,575                  855
Vermont                                                    8                    808               29,766                3,316
Washington                                                 1                    143                5,193                  642
Wisconsin                                                  7                    920               31,680                5,118
Wyoming                                                    3                    243                7,247                  825


Long-Term Care Facilities with Subacute Services:

Connecticut                                                4                    660               51,290                6,470
Massachusetts                                              5                    762               82,059               10,044
Pennsylvania                                               1                    120               15,598                1,951


Medical and Other Office Buildings and Clinics:

California                                                13                   --                179,949               20,324
Colorado                                                   1                   --                 14,403                1,435
District of Columbia                                       2                   --                 44,530                6,949
Maryland                                                   1                   --                 12,517                2,875
Massachusetts                                             25                   --                120,957               14,446
New York                                                   3                   --                130,831               14,306
Pennsylvania                                               6                   --                108,799               13,740
Rhode Island                                               1                   --                  8,100                  750
Texas                                                      5                   --                 78,562                9,242
Virginia                                                   1                   --                  5,757                  997

Government Office Buildings:
Alaska                                                     1                   --                  1,000                  490
Arizona                                                    3                   --                 21,628                2,692
California                                                 4                   --                 65,141                8,480
Colorado                                                   1                   --                  3,680                1,361
District of Columbia                                       2                   --                100,594               13,959




                                                       Number of            Number of           Investment           Minimum
Location                                              Facilities           Beds/Units             Amount         Rent/Interest (1)
----------------------------------------------------------------------------------------------------------------------------------

Georgia                                                    1                  --                   2,874                  447
Kansas                                                     1                  --                   5,701                1,432
Maryland                                                   4                  --                 102,064               13,052
Missouri                                                   1                  --                   7,636                  934
New Mexico                                                 2                  --                  10,813                1,255
New York                                                   1                  --                  23,317                2,684
Oklahoma                                                   1                  --                  24,426                3,062
Texas                                                      2                  --                  16,411                3,500
Virginia                                                   1                  --                  18,284                2,118
Washington                                                 2                  --                  21,005                2,421
West Virginia                                              1                  --                   4,792                  624
Wyoming                                                    1                  --                  10,132                1,250
                                                  ---------------------------------------------------------------------------
Total Real Estate                                        183                 14,134           $1,969,023             $233,609
                                                  ---------------------------------------------------------------------------

MORTGAGE AND NOTE INVESTMENTS:

Retirement and Assisted Living Facilities:

California                                                 3                    389             $  8,408             $    978
Florida                                                    1                    248                5,000                  525
North Carolina                                             3                    345               11,472                1,381


Long-Term Care Facilities:

California                                                 1                    299                6,242                  821
Kansas                                                     2                    177                  523                  166
Michigan                                                   1                    153                4,239                  524
Nebraska                                                   9                    610                8,799                  871
North Carolina                                             3                    294                4,472                  489
Ohio*                                                      2                    338                7,840                1,095
Pennsylvania                                               1                    120                2,890                  358
Texas                                                      4                    390                5,251                  480
Wisconsin                                                  2                    339               12,349                1,480


Long-Term Care Facilities with Subacute Services:

Connecticut                                               --                   --                  2,365                  224
Louisiana                                                  1                    118               19,185                2,293
Michigan                                                   1                    189                5,028                  622

Medical Office Buildings:
California*                                               --                    --                   225                   19
                                                  ---------------------------------------------------------------------------
Total Mortgages and Notes                                 34                  4,009             $104,288             $ 12,326
                                                  ---------------------------------------------------------------------------

*        Amounts represent or include notes receivable related to improvements to real estate owned.
(1)      Amounts  represent  obligations  due to the Company for  properties  owned during the 12 months ended December 31, 1997 and annualized obligations due to the Company for properties acquired during 1997, at December 31, 1997.

Item 3.  Legal Proceedings

         As previously disclosed, in early 1995 the Company commenced an action in Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor, together with certain related parties (collectively, the "Former Tenant"). In May 1995 the Former Tenant filed a counterclaim and third-party complaint against the Company and others including Messrs. Martin and Portnoy, Advisor and Sullivan & Worcester LLP, seeking, among other things, to set aside the indemnity agreement and to recover substantial damages. After a Massachusetts state court ordered the dispute to arbitration and a Florida court stayed further proceedings pending arbitration, the Former Tenant brought a separate action against the Company in the Federal District Court in Massachusetts and realleged many of the same allegations made in the counterclaims and third-party complaints previously brought by them in response to the Company's original action, and adding allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of 18 U.S.C ss. 1962 (RICO). In September 1996, the Federal Court in Massachusetts ordered the case brought by the Former Tenant dismissed and all disputes between the Former Tenant and the Company referred to arbitration. The arbitration is proceeding. The amounts of damages claimed by the Former Tenant and creditors or assignees of the former Tenant are material. The Company is pursuing its indemnity claims against the Former Tenant and is defending the claims of the Former Tenant in the arbitration proceedings. The Company intends to defend itself in related actions brought and which may be brought, to attempt to consolidate these cases in the pending arbitration proceeding or otherwise to pursue such claims and rights which it may have. The outcome of these pending claims and proceedings cannot be predicted.

         The Declaration of Trust provides that Trustees, officers, employees and agents of the Company shall be indemnified by the Company against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims asserted against them by reason of their status, provided that such claims were not the result of willful misfeasance, bad faith, gross negligence or reckless disregard of duty. Were Messrs. Martin and Portnoy to be held liable in the proceedings described above, they may therefore have a claim for indemnification from the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's Shares are traded on the New York Stock Exchange (symbol:
HRP). The following table sets forth for the periods indicated the high and low sale prices for the Shares as reported in the New York Stock Exchange Composite Transactions reports.

                                                  High                Low
                                                  ----                ---
1996
        First Quarter                           $ 17 3/8              16
        Second Quarter                            17 7/8              16 3/8
        Third Quarter                             18 1/8              16 3/8
        Fourth Quarter                            19 1/4              17 3/4

1997
        First Quarter                             20 5/8              18
        Second Quarter                            19                  17 3/4
        Third Quarter                             19 1/8              17 5/8
        Fourth Quarter                            20 5/16             18 9/16

         The closing price of the Shares on the New York Stock Exchange on March 5, 1998 was $19.6875.

As of January 22, 1998, there were approximately 5,711 holders of record of the Shares and the Company estimates that as of such date there were in excess of 120,000 beneficial owners of the Shares.

         Dividends declared with respect to each period for the two most recent fiscal years and the amount of such dividends and the respective annualized rates are set forth in the following table.

                                         Dividend                Annualized
                                         Per Share             Dividend Rate
                                         ---------             -------------
1996
     First Quarter                         $.35                  $1.40
     Second Quarter                         .35                   1.40
     Third Quarter                          .36                   1.44
     Fourth Quarter                         .36                   1.44

1997
     First Quarter                          .36                   1.44
     Second Quarter                         .36                   1.44
     Third Quarter                          .37                   1.48
     Fourth Quarter                         .37                   1.48

         All dividends declared have been paid. The Company intends to continue to declare and pay future dividends on a quarterly basis.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Code, the Company is required to make distributions to shareholders which annually will be at least 95% of the Company's "real estate investment trust taxable income" (as defined in the Code). All distributions will be made by the Company at the discretion of the Trustees and will depend on the earnings of the Company, the cash flow available for distribution, the financial condition of the Company and such other factors as the Trustees deems relevant. The Company has in the past distributed, and intends to continue to distribute, substantially all of its "real estate investment trust taxable income" to its shareholders.

Item 6. Selected Financial Data

         Set forth below are selected financial data for the Company for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included in Item 7 of the Company's Current Report on Form 8-K dated February 27, 1998. Amounts are in thousands, except per Share information.

Income Statement Data:                                               Year Ended December 31,
                                          -------------------------------------------------------------------------------
                                               1997            1996             1995              1994            1993
                                          -------------------------------------------------------------------------------
Total revenues                             $208,863         $120,183           $113,322       $ 86,683           $ 56,485
Income before gain (loss) on sale of
   properties and extraordinary items       112,204           77,164             61,760         57,878             37,738
Income before extraordinary items           115,102           77,164             64,236         51,872             37,738
Net income                                  114,000           73,254             64,236         49,919             33,417
Funds from operations (1)                   146,312           99,106             84,638         71,851             46,566
Dividends declared (2)                      144,271           94,299             83,954         76,317             44,869

Basic earnings per common share amounts:
Income before gain (loss) on sale of
   properties and extraordinary items          1.22             1.16               1.04           1.10               1.10
Income before extraordinary items              1.25             1.16               1.08            .98               1.10
Net income                                     1.24             1.11               1.08            .95                .97
Funds from operations (1)                      1.59             1.50               1.43           1.36               1.35
Dividends declared (2)                         1.46             1.42               1.38           1.33               1.30

Weighted average shares outstanding          92,168           66,255             59,227         52,738             34,407


Balance Sheet Data:                                                      At December 31,
                                         -----------------------------------------------------------------------------------
                                               1997            1996             1995              1994            1993
                                         -----------------------------------------------------------------------------------
Real estate properties, at cost          $1,969,023       $1,005,739         $  778,211     $  673,083         $  384,811
Real estate mortgages and notes             104,288          150,205            141,307        133,477            157,281
Investment in HPT                           111,134          103,062             99,959           --                 --
Total assets                              2,135,963        1,229,522            999,677        840,206            527,662
Total indebtedness                          787,879          492,175            269,759        216,513             73,000
Total shareholders' equity                1,266,260          708,048            685,592        602,039            441,135

(1)      The Company's  Funds From  Operations  ("FFO")  represents  net income  (computed in  accordance  with  generally  accepted accounting principals ("GAAP")),  before gain or loss on sale of properties and extraordinary items, depreciation and other non-cash  items and includes HRP's pro rata share of HPT's FFO.  Management  considers FFO to be a measure of the financial performance of an equity REIT that provides a relevant basis for comparison  among REITs.  FFO does not represent cash flow from operating  activities  (as  determined in accordance  with GAAP) and should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flows as a measure of liquidity.

(2)      Amounts  represent  dividends  declared with respect to the periods shown.  Distributions in excess of net income generally constitute a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 5 of the Company's Current Report on Form 8-K dated February 27, 1998.

Item 8. Financial Statements and Supplementary Data

         The information required by this item is incorporated herein by reference to the "consolidated financial statements of Health and Retirement Properties Trust included in Item 7 of the Company's Current Report on Form 8-K dated February 27, 1998. The financial statements and financial statement schedules for Marriott are incorporated by reference to Marriott's Annual Report on Form 10-K for the year ended January 2, 1998, Commission File No. 1-12188.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Index to Financial Statements and Financial Statement Schedules

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                                                                                                             Page
1)  The following  consolidated  financial  statements of Health and  Retirement
    Properties  Trust are  incorporated  by reference to the  Company's  Current
    Report on Form 8-K dated  February 27,  1998,  page  references  are to such
    Current Report:
      Report of Ernst & Young  LLP,  Independent  Auditors                                                    F-1
      Report of Arthur Andersen LLP,  Independent  Public  Accountants                                        F-2
      Consolidated  Balance Sheets as of December  31, 1997 and 1996                                          F-3
      Consolidated  Statements  of Income  for  the  years  ended  December  31,  1997,  1996  and  1995      F-4
      Consolidated  Statements  of  Shareholders'  Equity  for the  years  ended December 31, 1997, 1996,
          and 1995                                                                                            F-5
      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995             F-6
      Notes to Consolidated Financial Statements                                                              F-8

2) The following schedules are filed herewith:
      III - Real Estate and Accumulated  Depreciation                                                         S-1
      IV - Mortgage Loans on Real Estate                                                                      S-8


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

3)  Exhibits:

       3.1 Conformed copy of Amended and Restated Declaration of Trust as amended by the amendment approved by the shareholders June 28, 1996 and filed with the Maryland Department of Assessments and Taxation on July 9, 1996. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 10, 1996)

       3.2 Amendment, effective March 3, 1997, to the Company's Amended and Restated Declaration of Trust providing for an increase in the authorized common shares of beneficial interest, $.01 par value per share, from 100,000,000 to 125,000,000. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 3, 1997)

       3.3 Articles Supplementary to the Company's Amended and Restated Declaration of Trust, as further amended, relating to the Company's junior Participating Preferred Shares effective May 14, 1997. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

       3.4 Amended and Restated Bylaws. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       4.1 Rights Agreement dated October 17, 1994 between the Company and State Street Bank and Trust Company, as Rights Agent (including the form of Articles Supplementary relating to the Junior
              Participating Preferred Shares annexed as an exhibit thereto). (incorporated by reference to the Company's Registration Statement on Form 8-A dated October 24, 1994)

       4.2 Form of Series B Note. (incorporated by reference to the Company's Registration Statement on Form 8- A dated July 11, 1994)

       4.3 Indenture, dated as of June 1, 1994, between the Company and Shawmut Bank, N.A. (incorporated by reference to the Company's Registration Statement on Form 8-A dated July 11, 1994)

       4.4 Supplemental Indenture, dated as of June 29, 1994, between the Company and Shawmut Bank, N.A. (incorporated by reference to the Company's Registration Statement on Form 8-A dated July 11, 1994)

       4.5 Indenture, dated as of September 20, 1996, between the Company and Fleet National Bank ("Fleet"), as trustee. (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333- 02863)

       4.6 First Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures, due 2003, Series A, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated October 7, 1996)

       4.7 Second Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures, due 2003, Series B, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated October 7, 1996)

       4.8 Third Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.25% Convertible Subordinated Debentures, due 2001, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated October 7, 1996)

       4.9 Form of Global Note relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 1997)

       4.10 Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company as Trustee. (filed herewith)

       4.11 Supplemental Indenture, dated July 9, 1997, by and between the Company and State Street Bank and Trust Company as Trustee, relating to the Remarketed Reset Notes due July 9, 2007. (filed herewith)

       4.12 Supplemental Indenture No. 2 dated as of February 23, 1998 between the Company and State Street Bank and Trust Company pertaining to $50,000,000 in principal amount of Remarketed Reset Notes Due July 9, 2007. (filed herewith)

       4.13 Indenture dated as of December 18, 1997 by and between the Company and State Street Bank and Trust Company, as Trustee. (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 1997)

       4.14 Supplemental Indenture dated as of December 18, 1997 by and between the Company and State Street Bank and Trust Company, as Trustee relating to the Company's 6 3/4% Senior Notes due 2002. (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 1997)

       4.15 Registration Rights Agreement dated as of December 18, 1997 by and between the Company and Merrill Lynch & Co. (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 1997)

       4.16 Supplemental Indenture No. 3 dated as of February 23, 1998 between the Company and State Street Bank and Trust Company pertaining to the Company's 6.7% Senior Notes due 2005. (filed herewith)

       8.1 Opinion of Sullivan & Worcester, LLP as to certain tax matters. (filed herewith)

       9.1 Amended and Restated AMS Voting Trust Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

       10.1 Advisory Agreement, as amended.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-16799, dated August 27, 1987, and amendments thereto)

       10.2 Second Amendment to the Advisory Agreement.(+) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.3 Third Amendment to Advisory Agreement by and between the Company and the Advisor, dated June 26, 1997. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1997)

       10.4 Advisory Agreement by and between REIT Management and Research, Inc. and the Company dated as of January 1, 1998. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

       10.5 Agreement (for Property Management and Leasing Agent) between M&P Partners Limited Partnership and various subsidiaries of the Company, effective as of March 25, 1997, relating to properties leased to Agencies of the United States Government. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

       10.6 Master Management Agreement by and among M&P Partners Limited Partnership and the parties named therein dated as of December 31, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

       10.7 Master Management Agreement by and between various subsidiaries of the Company and REIT Management and Research, Inc., dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

       10.8 Parking Operation Management Agreement by and between HUB Properties Trust, a subsidiary of the Company, and REIT Management and Research, Inc., dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

       10.9 Incentive Share Award Plan.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

       10.10 Master Lease Document. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.11 AMS Properties Security Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.12 AMS Subordination Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.13 AMS Guaranty. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.14 AMS Pledge Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.15 AMS Holding Co. Pledge Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.16 Amended and Restated Renovation Funding Agreement dated as of January 13, 1992 between AMS Properties, Inc. and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.17 Amendment to AMS Transaction Documents. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.18 GCI Master Lease Document. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

       10.19 Amended and Restated HRP Shares Pledge Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File no. 33-55684, dated December 23, 1992, and amendments thereto)

       10.20 Guaranty Cross-Default and Cross-Collateralization Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

       10.21 Connecticut Subacute Corporation II Lease Document Waterbury. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.22 Connecticut Subacute Corporation II Lease Document Cheshire. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.23 Connecticut Subacute Corporation II Lease Document New Haven. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.24 Vermont Subacute/New Hampshire Subacute Master Lease Agreement (Chapple). (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.25  Amended  and  Restated   Agreement  and  Plan  of   Reorganization
              (Chapple). (incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1995)

       10.26 Purchase Option Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.27 Amended and Restated Promissory Note, dated July 29, 1996, from Connecticut Subacute Corporation to the Company. (incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1996)

       10.28 Third Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among Health and Retirement Properties Trust, as borrower, the lenders named therein, Kleinwort Benson Limited, as agent, Wells Fargo Bank, National Association, as administrative agent, Natwest Bank, N.A., as co- agent, et al. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 17, 1997)

       10.29 Letter Agreement, dated as of October 21, 1996, among Health and Retirement Properties Trust, as borrower, Kleinwort Benson Limited, as agent, and the Majority Lenders. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 17, 1997)

       10.30 First Amendment, dated as of December 15, 1996, to Third Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among Health and Retirement Properties Trust, as borrower, Kleinwort Benson Limited, as agent, Wells Fargo Bank, National Association, as administrative agent, Natwest Bank, N.A., as co-agent, et al. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 17, 1997)

       10.31 Second Amendment and Waiver, dated as of March 19, 1997, to Third Amended and Restated Revolving Loan Agreement, dated as of March 15, 1996, among Health and Retirement Properties Trust, as borrower, the lenders named therein, Dresdner Kleinwort Benson North America LLC (as successor to Kleinwort Benson Limited), as agent, Wells Fargo Bank, National Association, as administrative agent, Fleet National Bank (as successor to Fleet Bank of Massachusetts), as co-agent, et al. (incorporated by reference to the Company's Current Report on Form 8-K dated March 20, 1997)

       10.32 Third Amendment dated as of July 30, 1997 to the Third Amended and Restated Revolving Loan Agreement by and among the Company, as borrower, the lenders named therein, Kleinwort Benson North America LLC (as successor to Kleinwort Benson Limited), as agent, Wells Fargo Bank, National Association, as administrative agent, and Fleet National Bank (as successor to NatWest Bank), as co-agent. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

       10.33 Fourth Amendment dated as of November 14, 1997 to the Third Amendment and Restated Revolving Loan Agreement by and among the Company, as borrower, the lenders named therein, Dresdner Kleinwort Benson North America LLC, as agent, and Fleet National Bank, as administrative agent. (filed herewith)

       10.34 Merger Agreement dated February 17, 1997 between Health and Retirement Properties Trust and Government Property Investors, Inc. including forms to Escrow Agreement, Investment and Registration Rights Agreement, Voting Agreement, Information Access Agreement, Indemnification Agreement, Service Contract, Non-Solicitation Agreement and Second Closing Escrow Agreement. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 17, 1997)

       10.35  Amendment  No. 1 to  Agreement  of Merger  dated  March  25,  1997 between the Company and Government Property Investors, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-29675) filed with the Commission on June 20, 1997)

       10.36 Remarketing Agreement (including form of Remarketing Underwriting Agreement) relating to the Remarketed Reset Notes due July 9, 2007 by and between the Company and Merrill Lynch & Co., dated as of July 2, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1997)

       10.37 Purchase and Sale Agreement dated September 25, 1997 by and between 7 West Associates LLC, as seller, and the Company, as purchaser. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 1, 1997)

       10.38 Contribution Agreement (and Escrow Instructions) with respect to the acquisition of the Cedars-Sinai Medical Office Towers dated as of April 20, 1997 by and between Medical Office Buildings, Ltd., as seller, and the Company, as buyer. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 1,
              1997)

       10.39 Purchase and Sale Agreement dated October 23, 1997 by and between Franklin Office Associates, as seller, and the Company, as purchaser. (incorporated by reference to the Company's Current Report on Form 8-K, dated November 13, 1997)

       10.40 Purchase and Sale Agreement dated November 24, 1997 by and between Investors Life Insurance Company of North America and Family Life Insurance Company, as seller and the Company, as purchaser. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

       12.1 Statement regarding computation of ratio of earning to fixed charges. (filed herewith)

       21.1   Subsidiaries of the Registrant. (filed herewith)

       23.1   Consent of Ernst & Young LLP. (filed herewith)

       23.2   Consent of Arthur Andersen LLP. (filed herewith)

       23.3   Consent of Sullivan & Worcester LLP.  (included as part of Exhibit
              8.1 hereto)

       99.1 Current Report on Form 8-K dated February 27, 1998. (filed herewith)

       (+)    Management contract or compensatory plan or arrangement.

       (b) During the fourth quarter of 1997, the Company filed the following Current Reports on Form 8-K:

       (i) Current Report on Form 8-K dated October 1, 1997 relating to the purchase of a 420,368 square foot office building located at 7 West 34th Street in New York City, New York from 7 West Associates LLC, a wholly owned subsidiary of Orchard Properties, Inc., for $110 million (Items 2 and 7), as amended by an Amendment dated December 12, 1997.

       (ii) Current Report on Form 8-K dated November 13, 1997 relating to the purchase of an office building with approximately 608,161 square foot located at One Franklin Plaza, in Philadelphia, Pennsylvania from Franklin Office Associates for $75.5 million plus closing costs in a negotiated arms-length transaction (Items 2 and 7), as amended by an Amendment dated January 12, 1998.

       (iii) CurrentReport on Form 8-K dated December 5, 1997 relating to (i) the purchase of Bridgepoint Square, an office complex containing five commercial office properties with approximately 441,145 square foot located in Austin, Texas, from Investors Life Insurance Company of North America and Family Life Insurance Company for $78 million plus closing costs in a negotiated arms-length transaction and (ii) the completion of a private placement of $150 million of 6 3/4% Senior Notes due 2002. (Items 2, 5 and 7), as amended by an Amendment dated January 23, 1998.



                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1997
                                                       (Dollars in thousands)



                                   Initial Cost to           Gross Amount Carried at Close of
                                      Company                       Period 12/31/97
                                ------------------              -------------------------
                                               Costs Capitalized
                                                   Subsequent
                                         Buildings     to                Buildings           Accumulated               Original
                                             &      Acquisi-                &                Depreciation    Date    Construction
Location                 State    Land   Equipment    tion       Land    Equipment Total(1)        (2)     Acquired      Date
------------------------------------------------------------------------------------------------------------------------------------

Retirement and Assisted Living Communities:

Scottsdale                  AZ    $  979   $ 8,807    $ 140     $  990   $ 8,936   $ 9,926    $  809         5/16/94      1990
Sun City                    AZ     1,174    10,569      173      1,189    10,727    11,916       949         6/17/94      1990
Mesa                        AZ     1,480    13,320       --      1,480    13,320    14,800       347         12/27/96     1985
Laguna Hills                CA     3,132    28,184      475      3,172    28,619    31,791     2,356         9/9/94       1975
Boca Raton                  FL     4,404    39,633      799      4,474    40,362    44,836     3,655         5/20/94      1994
Deerfield Beach             FL     1,664    14,972      298      1,690    15,244    16,934     1,381         5/16/94      1986
Ft. Myers                   FL     2,349    21,137      419      2,385    21,520    23,905     1,816         8/16/94      1984
Palm Harbor                 FL     3,327    29,945      591      3,379    30,484    33,863     2,761         5/16/94      1992
Port St. Lucie              FL     1,223    11,009      219      1,242    11,209    12,451     1,015         5/20/94      1993
Chicago                     IL     6,200    55,800       --      6,200    55,800    62,000     1,453         12/27/96     1990
Arlington Heights           IL     3,621    32,587      535      3,665    33,078    36,743     2,724         9/9/94       1986
Silver Spring               MD     3,229    29,065      786      3,301    29,779    33,080     2,574         7/25/94      1992
Rochester                   NY     1,070     9,630       --      1,070     9,630    10,700       251         12/27/96     1988
Huron                       SD        45       968        1         44       970     1,014       149         6/30/92      1968
Bellaire                    TX     1,223    11,010      178      1,238    11,173    12,411     1,012         5/16/94      1991
Arlington                   VA     1,859    16,734      295      1,885    17,003    18,888     1,470         7/25/94      1992
Charlottesville             VA     2,936    26,422      472      2,976    26,854    29,830     2,377         6/17/94      1991
Virginia Beach              VA       881     7,926      137        890     8,054     8,944       729         5/16/94      1990
Spokane                     WA     1,035    13,315       --      1,035    13,315    14,350       224         5/7/97       1993
                               -------------------- -------- ------------------------------- ---------
          Subtotal                41,831   381,033    5,518     42,305   386,077   428,382    28,052
                               -------------------- -------- ------------------------------- ---------


Long-Term Care Facilities:

Phoenix                     AZ       655     2,525        5        655     2,530     3,185       399         6/30/92      1963
Yuma                        AZ       223     2,100        4        223     2,104     2,327       326         6/30/92      1984
Yuma                        AZ       103       604        1        103       605       708        94         6/30/92      1984
Fresno                      CA       738     2,577      188        738     2,765     3,503       564         12/28/90     1968
Lancaster                   CA       601     1,859    1,029        601     2,888     3,489       524         12/28/90     1963
Newport Beach               CA     1,176     1,729    1,223      1,176     2,952     4,128       508         12/28/90     1962
Palm Springs                CA       103     1,264      982        103     2,246     2,349       369         12/28/90     1969
San Diego                   CA     1,114     1,073      480      1,114     1,553     2,667       320         12/28/90     1969
Stockton                    CA       382     2,750        4        382     2,754     3,136       429         6/30/92      1968
Tarzana                     CA     1,277       977      806      1,278     1,782     3,060       351         12/28/90     1969
Thousand Oaks               CA       622     2,522      310        622     2,832     3,454       557         12/28/90     1965
Van Nuys                    CA       716       378      225        718       601     1,319       134         12/28/90     1969








                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1997
                                                       (Dollars in thousands)



                                   Initial Cost to           Gross Amount Carried at Close of
                                      Company                       Period 12/31/97
                                ------------------              -------------------------
                                               Costs Capitalized
                                                   Subsequent
                                         Buildings     to                Buildings           Accumulated               Original
                                             &      Acquisi-                &                Depreciation    Date    Construction
Location                 State    Land   Equipment    tion       Land    Equipment Total(1)        (2)     Acquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Care Facilities - continued:
Cannon City                 CO       292     6,228       --        292     6,228     6,520        45        9/22/97       1970
Colorado Springs            CO       246     5,236       --        246     5,236     5,482        38        9/22/97       1972
Delta                       CO       167     3,570       --        167     3,570     3,737        26        9/22/97       1963
Grand Junction              CO         6     2,583    1,316        136     3,769     3,905       402        12/30/93      1978
Grand Junction              CO       204     3,875      329        204     4,204     4,408       518        12/30/93      1968
Lakewood                    CO       232     3,766      724        232     4,490     4,722       846        12/28/90      1972
Littleton                   CO       185     5,043      349        185     5,392     5,577     1,069        12/28/90      1965
Cheshire                    CT       520     7,380    1,559        520     8,939     9,459     2,315        11/1/87       1963
Killingly                   CT       240     5,360      460        240     5,820     6,060     1,799        5/15/87       1972
New Haven                   CT     1,681    14,953    1,236      1,681    16,189    17,870     2,825        5/11/92       1971
Waterford                   CT        86     4,714      453         86     5,167     5,253     1,656        5/15/87       1965
Willimantic                 CT       134     3,566      479        166     4,013     4,179     1,192        5/15/87       1965
College Park                GA       300     2,702       23        300     2,725     3,025       136        5/15/96       1985
Glenwood                    GA       174     1,564        3        174     1,567     1,741        72        5/15/96       1972
Dublin                      GA       442     3,982       80        442     4,062     4,504       193        5/15/96       1968
Marrietta                   GA       300     2,702       35        300     2,737     3,037       130        5/15/96       1969
Clarinda                    IA        77     1,453      293         77     1,746     1,823       200        12/30/93      1968
Council Bluffs              IA       225     2,125   (1,133)       225       992     1,217       139        4/1/95        1963
Mediapolis                  IA        94     1,776      250         94     2,026     2,120       241        12/30/93      1973
Pacific Junction            IA        32       368      (57)        32       311       343        25        4/1/95        1978
Winterset                   IA       111     2,099      492        111     2,591     2,702       296        12/30/93      1973
Nashville                   IL        75     2,556       80         75     2,636     2,711       530        12/28/90      1964
Ellinwood                   KS       130     1,420     (230)       130     1,190     1,320        96        4/1/95        1972
St. Joseph                  MO       111     1,027      195        111     1,222     1,333       124        6/4/93        1976
Tarkio                      MO       102     1,938      415        102     2,353     2,455       264        12/30/93      1970
Grand Island                NE       119     1,331      484        119     1,815     1,934       105        4/1/95        1963
Rochester                   NH       466     3,219        4        466     3,223     3,689       238        1/30/95       1972
Burlington                  NJ     1,300    11,700        7      1,300    11,707    13,007       660        9/28/95       1994
Akron                       OH       330     5,370      727        330     6,097     6,427     1,966        5/15/87       1971
Grove City                  OH       332     3,081       32        332     3,113     3,445       352        6/4/93        1965
Huron                       SD       144     3,108        4        144     3,112     3,256       480        6/30/92       1968
Sioux Falls                 SD       253     3,062        4        253     3,066     3,319       475        6/30/92       1960
Barre                       VT       261     4,530      133        389     4,535     4,924       335        1/30/95       1979







                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1997
                                                       (Dollars in thousands)



                                   Initial Cost to           Gross Amount Carried at Close of
                                      Company                       Period 12/31/97
                                ------------------              -------------------------
                                               Costs Capitalized
                                                   Subsequent
                                         Buildings     to                Buildings           Accumulated               Original
                                             &      Acquisi-                &                Depreciation    Date    Construction
Location                 State    Land   Equipment    tion       Land    Equipment Total(1)        (2)     Acquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Care Facilities - continued:

Barre                       VT       129     3,825        4       129     3,829     3,958       283          1/30/95      1972
Bennington                  VT       160     4,385        5       160     4,390     4,550       325          1/30/95      1971
Burlington                  VT       791     5,985      410       872     6,314     7,186       464          1/30/95      1968
Springfield                 VT        50       747        1        50       748       798        55          1/30/95      1976
Springfield                 VT        89     3,724      157       242     3,728     3,970       276          1/30/95      1971
St. Albans                  VT       154       710        1       154       711       865        53          1/30/95      1900
St. Johnsbury               VT        95     3,416        4        95     3,420     3,515       253          1/30/95      1978
Seattle                     WA       256     4,869       68       256     4,937     5,193       632          11/1/93      1972
Brookfield                  WI       834     3,849    8,014       834    11,863    12,697     1,580          12/28/90     1954
Clintonville                WI        49     1,625       88        30     1,732     1,762       339          12/28/90     1965
Clintonville                WI        14     1,695       37        14     1,732     1,746       340          12/28/90     1960
Madison                     WI       144     1,633      109       144     1,742     1,886       341          12/28/90     1920
Milwaukee                   WI       277     3,883     --         277     3,883     4,160       655          3/27/92      1969
Milwaukee                   WI       116     3,438      123       116     3,561     3,677       697          12/28/90     1960
Waukesha                    WI        68     3,452    2,232        68     5,684     5,752       883          12/28/90     1958
Laramie                     WY       191     3,632      200       191     3,832     4,023       475          12/30/93     1964
Worland                     WY       132     2,503      589       132     3,092     3,224       339          12/30/93     1970
                               -------------------- -------- ------------------------------- ---------
          Subtotal                20,630   201,116   26,045    21,138   226,653   247,791    32,353
                               -------------------- -------- ------------------------------- ---------


Long-Term Care Facilities with Subacute Services:

Wallingford                 CT       557    11,043    2,374       557    13,417    13,974     3,894          12/23/86     1974
Waterbury                   CT       514    10,186    2,893       630    12,963    13,593     3,548          12/23/86     1971
Forestville                 CT       465     9,235    3,083       478    12,305    12,783     3,371          12/23/86     1972
Waterbury                   CT     1,003     9,023      914     1,003     9,937    10,940     1,727          5/11/92      1974
Boston                      MA     2,164    20,836    1,978     2,164    22,814    24,978     5,955          5/1/89       1968
Worcester                   MA     1,829    15,071    1,869     1,829    16,940    18,769     4,888          5/1/88       1970
Hyannis                     MA       829     7,463       --       829     7,463     8,292     1,396          5/11/92      1972
Middleboro                  MA     1,771    15,752       --     1,771    15,752    17,523     2,914          5/11/92      1975
North Andover               MA     1,448    11,049       --     1,448    11,049    12,497     2,067          5/11/92      1985
Canonsburg                  PA     1,499    13,493      606     1,518    14,080    15,598     3,094          3/1/91       1985
                               -------------------- -------- ------------------------------- ---------
          Subtotal                12,079   123,151   13,717    12,227   136,720   148,947    32,854
                               -------------------- -------- ------------------------------- ---------









                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1997
                                                       (Dollars in thousands)



                                   Initial Cost to           Gross Amount Carried at Close of
                                      Company                       Period 12/31/97
                                ------------------              -------------------------
                                               Costs Capitalized
                                                   Subsequent
                                         Buildings     to                Buildings           Accumulated               Original
                                             &      Acquisi-                &                Depreciation    Date    Construction
Location                 State    Land   Equipment    tion       Land    Equipment Total(1)        (2)     Acquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Medical and Other Office Buildings and Clinics:
Anaheim                     CA       695     6,257       --       695     6,257     6,952       78            12/5/97     1992
Anaheim                     CA       134     1,204       --       134     1,204     1,338       15            12/5/97     1970
Anaheim                     CA        82       736       --        82       736       818        9            12/5/97     1970
Los Angeles                 CA    10,131    99,569       --    10,131    99,569   109,700    1,590            5/15/97     1979
San Diego                   CA     1,425    12,842      362     1,425    13,204    14,629      384            12/31/96    1985
San Diego                   CA     4,205    38,335       45     4,205    38,380    42,585      999            12/5/96     1985
Sacramento                  CA       644     3,206       77       644     3,283     3,927      277            12/18/95    1988
Aurora                      CO     1,440    12,963       --     1,440    12,963    14,403      162            11/14/97    1993
Washington                  DC     2,485    22,696      773     2,485    23,469    25,954      764            9/3/96      1976
Washington                  DC     1,873    16,703       --     1,873    16,703    18,576      211            12/19/97    1966
Boston                      MA     3,378    30,397      750     3,378    31,147    34,525    1,803            9/28/95     1985
Boston                      MA     1,447    13,028       39     1,447    13,067    14,514      748            9/28/95     1993
Boston                      MA     1,500    13,500      236     1,500    13,736    15,236      699            12/18/95    1988
Charlton                    MA       141     1,269        8       141     1,277     1,418       20            5/15/97     1988
Fitchburg                   MA       223     2,004       10       223     2,014     2,237       31            5/15/97     1994
Grafton                     MA        37       336        5        37       341       378        5            5/15/97     1930
Millbury                    MA        34       309        4        34       313       347        5            5/15/97     1950
Milford                     MA       144     1,297        9       144     1,306     1,450       20            5/15/97     1989
Northbridge                 MA        32       290        5        32       295       327        5            5/15/97     1962
Paxton                      MA        24       212        4        24       216       240        3            5/15/97     1984
Spencer                     MA       211     1,902       11       211     1,913     2,124       30            5/15/97     1992
Sturbridge                  MA        83       751        7        83       758       841       12            5/15/97     1986
Webster                     MA       315     2,834       14       315     2,848     3,163       44            5/15/97     1995
Westborough                 MA       166     1,498        8       166     1,506     1,672       23            5/15/97     1977
Westborough                 MA       396     3,562       15       396     3,577     3,973       56            5/15/97     1986
Westborough                 MA        42       381        5        42       386       428        6            5/15/97     1900
Westborough                 MA        24       216        4        24       220       244        3            5/15/97     1953
Westwood                    MA       303     2,740       50       303     2,790     3,093       78            11/26/96    1980
Westwood                    MA       537     4,960       --       537     4,960     5,497      120            1/8/97      1977
Worcester                   MA       111     1,000        6       111     1,006     1,117       16            5/15/97     1986
Worcester                   MA     1,132    10,186       38     1,132    10,224    11,356      159            5/15/97     1989
Worcester                   MA       895     8,052       30       895     8,082     8,977      126            5/15/97     1990
Worcester                   MA       354     3,189       14       354     3,203     3,557       50            5/15/97     1985
Worcester                   MA       265     2,385       11       265     2,396     2,661       37            5/15/97     1972






                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1997
                                                       (Dollars in thousands)



                                   Initial Cost to           Gross Amount Carried at Close of
                                      Company                       Period 12/31/97
                                ------------------              -------------------------
                                               Costs Capitalized
                                                   Subsequent
                                         Buildings     to                Buildings           Accumulated               Original
                                             &      Acquisi-                &                Depreciation    Date    Construction
Location                 State    Land   Equipment    tion       Land    Equipment Total(1)        (2)     Acquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Medical and Other Office Buildings and Clinics - continued:
Worcester                   MA       158     1,417        7       158     1,424     1,582        22          5/15/97      1992
Baltimore                   MD        --    12,517       --        --    12,517    12,517       156          11/18/97     1988
Brooklyn                    NY       775     7,054        2       775     7,056     7,831       272          6/6/96       1982
New York                    NY    44,000    66,928       --    44,000    66,928   110,928       414          10/1/97      1989
White Plains                NY     1,200    10,870        2     1,200    10,872    12,072       509          2/6/96       1995
Fort Washington             PA     1,189     5,605       --     1,189     5,605     6,794        41          9/22/97      1967
Fort Washington             PA     1,877     8,869       --     1,877     8,869    10,746        65          9/22/97      1960
Fort Washington             PA       689     3,248       --       689     3,248     3,937        24          9/22/97      1970
Horsham                     PA       747     3,664       --       747     3,664     4,411        26          9/22/97      1983
King of Prussia             PA       690     3,254       --       690     3,254     3,944        27          9/22/97      1964
Philadelphia                PA     7,897    71,070       --     7,897    71,070    78,967       888          11/13/97     1987
Lincoln                     RI       810     7,290       --       810     7,290     8,100        91          11/13/97     1997
Austin                      TX     2,319    20,869       --     2,319    20,869    23,188       261          12/5/97      1996
Austin                      TX     1,642    14,654       --     1,642    14,654    16,296       185          12/5/97      1997
Austin                      TX     1,403    12,626       --     1,403    12,626    14,029       158          12/5/97      1997
Austin                      TX     1,226    11,035       --     1,226    11,035    12,261       138          12/5/97      1997
Austin                      TX     1,220    11,568       --     1,220    11,568    12,788       137          12/5/97      1986
Fairfax                     VA       569     5,122       66       569     5,188     5,757       134          12/3/96      1990
                               -------------------- -------- ------------------------------- ---------
          Subtotal               103,319   598,469    2,617   103,319   601,086   704,405    12,136
                               -------------------- -------- ------------------------------- ---------

Government Office Buildings:
Petersburg                  AK       728       272       --       728       272     1,000        60          3/25/97      1983
Phoenix                     AZ     2,657    11,562       --     2,657    11,562    14,219       219          5/15/97      1997
Safford                     AZ       604     2,760       --       604     2,760     3,364        50          3/25/97      1992
Tuscon                      AZ       727     3,318       --       727     3,318     4,045        60          3/25/97      1993
Los Angeles                 CA     1,014     9,149       --     1,014     9,149    10,163       108          7/11/97      1996
San Diego                   CA     4,058    18,527       --     4,058    18,527    22,585       334          3/25/97      1996
San Diego                   CA     2,836    13,007    1,120     2,836    14,127    16,963       233          3/25/97      1996
San Diego                   CA     2,772    12,658       --     2,772    12,658    15,430       228          3/25/97      1994
Golden                      CO       527        --    3,153       527     3,153     3,680        --          3/25/97      1997
Washington                  DC    11,414    52,185       60    11,414    52,245    63,659       939          3/25/97      1996
Washington                  DC     6,634    30,202       99     6,634    30,301    36,935       546          3/25/97      1989
Savannah                    GA       517     2,357       --       517     2,357     2,874        42          3/25/97      1990
Kansas City                 KS       990     4,521      190       990     4,711     5,701        81          3/25/97      1990
College Park                MD     8,957    40,899       --     8,957    40,899    49,856       737          3/25/97      1994







                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1997
                                                       (Dollars in thousands)



                                   Initial Cost to           Gross Amount Carried at Close of
                                      Company                       Period 12/31/97
                                ------------------              -------------------------
                                               Costs Capitalized
                                                   Subsequent
                                         Buildings     to                Buildings           Accumulated               Original
                                             &      Acquisi-                &                Depreciation    Date    Construction
Location                 State    Land   Equipment    tion       Land    Equipment Total(1)        (2)     Acquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Government Office Buildings - continued:

Gaithersburg                MD     4,164     19,015       --     4,164     19,015     23,179       342       3/25/97      1995
Germantown                  MD     2,191     10,004       --     2,191     10,004     12,195       180       3/25/97      1995
Oxon Hill                   MD     3,024     13,810       --     3,024     13,810     16,834       249       3/25/97      1992
Kansas City                 MO     1,372      6,264       --     1,372      6,264      7,636       113       3/25/97      1995
Albuquerque                 NM       469      2,143       --       469      2,143      2,612        39       3/25/97      1984
Sante Fe                    NM     1,474      6,727       --     1,474      6,727      8,201       121       3/25/97      1987
Buffalo                     NY     4,187     19,117       13     4,187     19,130     23,317       344       3/25/97      1994
Oklahoma City               OK     4,369     20,057       --     4,369     20,057     24,426       359       3/25/97      1992
Houston                     TX     1,087      4,573       --     1,087      4,573      5,660        89       3/25/97      1993
Waco                        TX     1,081      9,657       13     1,081      9,670     10,751        --       12/23/97     1997
Falls Church                VA     3,285     14,999       --     3,285     14,999     18,284       270       3/25/97      1993
Richland                    WA     3,774     17,231       --     3,774     17,231     21,005       310       3/25/97      1995
Falling Waters              WV       861      3,931       --       861      3,931      4,792        71       3/25/97      1993
Cheyenne                    WY     1,820      8,312       --     1,820      8,312     10,132       150       3/25/97      1995
                               -------------------- -------- ------------------------------- ---------
          Subtotal                77,593    357,257    4,648    77,593    361,905    439,498     6,274
                               -------------------- -------- ------------------------------- ---------

Total Real Estate               $255,452 $1,661,026  $52,545  $256,582 $1,712,441 $1,969,023  $111,669
                               ==================== ======== =============================== =========


(1) Aggregate cost for federal income tax purposes is approximately $1,876,981.

(2) Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                            SCHEDULE III - continued
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Dollars in thousands)




                                                            Real Estate and                Accumulated
                                                               Equipment                   Depreciation
                                                            ---------------               ---------------
Balance at January 1, 1995                                    $   673,083                   $    39,570
   Additions                                                      309,853                        21,047
   Disposals                                                      (24,376)                       (2,352)
   Real estate investments of Hospitality Properties Trust       (180,349)                       (2,410)
                                                            ---------------               ---------------
Balance at December 31, 1995                                      778,211                        55,855
   Additions                                                      227,528                        21,066
                                                            ---------------               ---------------
Balance at December 31, 1996                                    1,005,739                        76,921
   Additions                                                      998,579                        37,619
   Disposals                                                      (35,295)                       (2,871)
                                                            ---------------               ---------------
Balance at December 31, 1997                                  $ 1,969,023                   $   111,669
                                                            ===============               ===============

                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1997
                                                       (Dollars in thousands)

                                                                                                                 Principal Amount of
                                                                                                           (1)     Loans Subject to
                                                                                               Face      Carrying     Delinquent
                                    Final                                                     Value of    Value        Principal
Location          Interest Rate  Maturity Date   Periodic Payment Terms                       Mortgage  of Mortgage  or Interest
------------------------------------------------------------------------------------------------------------------------------------

Farmington, MI        11.50%       1/1/06       Principal and interest, payable monthly in     $4,239       $4,239          $ --
                                                arrears.  $3.8 million due at maturity.

Jacksonville, FL      10.50%       3/31/06      Interest only, payable monthly in arrears.      5,000        5,000            --
                                                $5.0 million due at maturity.

Howell, MI            11.50%       1/1/06       Principal and interest, payable monthly in      5,028        5,028            --
                                                arrears.  $4.5 million due at maturity.

Medina, OH             8.50%       2/1/98       Principal and interest, payable monthly in      5,760        5,725            --
                                                arrears.  $5.8 million due at maturity.

Ainsworth, NE          9.00%      12/31/16      Interest only, payable monthly in arrears;      5,171        5,171            --
Ashland, NE                                     principal and interest starting 1998.
Blue Hill, NE                                   $2.8 million due at maturity.
Gretna, NE
Sutherland, NE
Waverly, NE

Aberdeen, NC          11.35%       4/30/07      Interest only, payable monthly in arrears;     11,472       11,472            --
King, NC                                        $11.5 million repaid in January 1998.
New Bern, NC

Milwaukee, WI         11.50%       1/31/13      Principal and interest, payable monthly in     11,466       11,466            --
Pewaukee, WI                                    arrears.  $9.6 million due at maturity.

Torrance, CA          12.50%      12/31/02      Principal and interest, payable monthly in     12,240       12,240            --
Torrance, CA                                    arrears.  $11.7 million due at maturity.
Anaheim, CA





                                               HEALTH AND RETIREMENT PROPERTIES TRUST
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1997
                                                       (Dollars in thousands)

                                                                                                                 Principal Amount of
                                                                                                           (1)     Loans Subject to
                                                                                               Face      Carrying     Delinquent
                                    Final                                                     Value of    Value        Principal
Location          Interest Rate  Maturity Date   Periodic Payment Terms                       Mortgage  of Mortgage  or Interest
------------------------------------------------------------------------------------------------------------------------------------

Slidell, LA           11.00%      12/31/10      Principal and interest, payable monthly in     19,185       19,185          --
                                                arrears.  $13.9 million due at maturity.

15 Mortgages      8.02% - 13.75% 2/99-12/16     Interest only or principal and interest,       23,077       21,976          --
                                                payable monthly in arrears.

                                                                                            ----------------------------------------
                                                                                            $ 102,638    $ 101,502        $ --
                                                                                            ========================================


(1) Also represents cost for federal income tax purposes.

                     HEALTH AND RETIREMENT PROPERTIES TRUST
                              SCHEDULE IV-continued
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997
                             (Dollars in thousands)




     Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

     Balance at January 1, 1995                                                                 $ 125,791
        New mortgage loans                                                                         40,064
        Collections of principal, net of discounts                                                (26,607)
                                                                                              -------------
     Balance at December 31, 1995                                                                 139,248
        New mortgage loans                                                                          5,918
        Collections of principal, net of discounts                                                 (7,921)
                                                                                              -------------
     Balance at December 31, 1996                                                                 137,245
        New mortgage loans                                                                          1,520
        Collections of principal, net of discounts                                                (37,263)
                                                                                              -------------
     Balance at December 31, 1997                                                               $ 101,502
                                                                                              =============

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEALTH AND RETIREMENT PROPERTIES TRUST

                                By:      /s/ David J. Hegarty
                                         David J. Hegarty
                                         President and Chief Operating Officer
                                         Dated:  March 11, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                   Title                                                Date

/s/ David J. Hegarty                        President and Chief Operating Officer                March 11, 1998
------------------------------------
David J. Hegarty


/s/ Ajay Saini                              Treasurer and Chief Financial Officer                March 11, 1998
------------------------------------
Ajay Saini


/s/ Bruce M. Gans, M.D.                     Trustee                                              March 11, 1998
------------------------------------
Bruce M. Gans, M.D.


/s/ Ralph J. Watts                          Trustee                                              March 11, 1998
------------------------------------
Ralph J. Watts


/s/ Justinian Manning, C.P.                 Trustee                                              March 11, 1998
------------------------------------
Rev. Justinian Manning, C.P.


 /s/ Gerard M. Martin                       Trustee                                              March 11, 1998
------------------------------------
Gerard M. Martin


/s/ Barry M. Portnoy                        Trustee                                              March 11, 1998
------------------------------------
Barry M. Portnoy