Form 10-K/A
period 1997-12-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1998-03-20
CIK 803649

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-K/A
                                 Amendment No. 1

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact Name of Registrant as Specified in Its Charter)

               Maryland                                 04-6558834

    (State or Other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization)

    400 Centre Street, Newton, Massachusetts                      02158
    (Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including area code: 617-332-3990

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                Name of Each Exchange on
                     Title of Each Class                                             Which Registered
-------------------------------------------------------------                   -------------------------
            Common Shares of Beneficial Interest                                 New York Stock Exchange
     7.25% Convertible Subordinated Debentures due 2001                          New York Stock Exchange
 7.5% Convertible Subordinated Debentures due 2003, Series A                     New York Stock Exchange
                   Remarketed Rested Notes                                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART III

         Part III of the Annual Report on Form 10-K is hereby amended and restated in its entirety as follows:

Item 10.  Directors and Executive Officers of the Registrant.

         The following persons currently serve on the Board of Trustees or serve as executive officers of Health and Retirement Properties Trust (the "Company" or "HRP"). Their principal occupations for the last five years and their ages are as follows:

                                    TRUSTEES

BRUCE M. GANS, M.D. Age: 51

         Dr. Gans has been a Professor and Chairman of the Department of Physical Medicine and Rehabilitation at Wayne State University and a Senior Vice President of the Detroit Medical Center since 1989. Dr. Gans is a Group I Trustee; his term will expire at the 1999 Annual Meeting of Shareholders.

REV. JUSTINIAN MANNING, C.P. Age: 71

         The Reverend Justinian Manning, C.P., has been, since September 1990, the pastor of St. Gabriel's parish in Brighton, Massachusetts. He is also on the Board of Directors of Charlesview, a low and moderate income housing program. He is past Treasurer and a former Director of St. Paul's Benevolent, Educational and Missionary Institute, a New Jersey corporation, which oversees foundations in Massachusetts, Connecticut, New York, Pennsylvania, Maryland and Florida and the Institute's Overseas Missions. He was formerly on the Board of Directors of St. Paul's Monastery Manor, in Pittsburgh, Pennsylvania, a congregate housing facility. He belonged to the Provincial Council of the Passionist Provincialate and is the former Director of Consolidation for the Community. The Reverend Manning is a Group II Trustee; his term will expire at the 2000 Annual Meeting of Shareholders.

GERARD M. MARTIN Age: 63

         Mr. Martin is a Managing Trustee of the Company. Mr. Martin is a private investor in real estate and has been a Trustee of the Company since its organization in 1986. From 1985 until the merger of Greenery Rehabilitation Group, Inc. ("Greenery") into Horizon Healthcare Corporation ("HHC") in February 1994, he served as the Chief Executive Officer and Chairman of the Board of Directors of Greenery. Mr. Martin served as a Director of HHC until his resignation in July 1996. Mr. Martin has been active in the health care and real estate industries for more than 25 years as a manager, developer and builder. Mr. Martin is also a Director and 50% shareholder of each of REIT Management & Research, Inc. ("RMR"), the Company's investment advisor, HRPT Advisors, Inc. ("Advisors"), Connecticut Subacute Corporation ("CSC") and Connecticut Subacute Corporation II ("CSCII"), a Director and 331/3% shareholder of each of Vermont Subacute Corporation ("VSC") and New Hampshire Subacute Corporation ("NHSC") and a Managing Trustee of Hospitality Properties Trust ("HPT"). Mr. Martin is as a Group II Trustee; his term will expire at the 2000 Annual Meeting of Shareholders.

BARRY M. PORTNOY Age: 52

         Barry M. Portnoy has been a Trustee of the Company since its organization in 1986. Mr. Portnoy served as a Director of HHC until his resignation in July 1996. Mr. Portnoy is a Director and 50% shareholder of RMR, Advisors, CSC and CSCII, a Director and 331/3% shareholder of each of VSC and NHSC and a Managing Trustee of HPT. Mr. Portnoy is an attorney and was a partner of the law firm of Sullivan & Worcester LLP, counsel to the Company, from 1978 through March 31, 1997. Mr. Portnoy is a Group I Trustee; his term will expire at the 1999 Annual Meeting of Shareholders.

RALPH J. WATTS Age: 51

         Mr. Watts is Chairman and CEO of Health Matrix LLC ("Health Matrix"), a privately held company which develops, owns and operates outpatient cardiac catheterization laboratories and is engaged in physician practice management. Mr. Watts had been President and CEO of Cardiovascular Ventures, Inc. ("Cardiovascular"), the predecessor of Health Matrix, since 1992. Prior to assuming his position with Cardiovascular, Mr. Watts was President and CEO of Ramsay Health Care, Inc., a publicly owned company which owned and operated 18 hospitals in 13 states and had approximately 2,000 employees. Mr. Watts is a Group III Trustee; his term will expire at the 1998 Annual Meeting of Shareholders and he has been nominated for re-election at such meeting.

                               EXECUTIVE OFFICERS

DAVID J. HEGARTY Age: 41

         David J. Hegarty, a certified public accountant, joined the Company in July 1987 as Treasurer, became Executive Vice President in July 1993 and became the President and Chief Operating Officer of the Company in April 1994. Mr. Hegarty has also been the Secretary of the Company since 1987. In April 1994, he also became a Director and the President and Chief Operating Officer of Advisors. In December 1997, Mr. Hegarty became the President and Chief Operating Officer of RMR. From 1985 to 1987, Mr. Hegarty was an audit manager with Ernst & Young LLP, the Company's independent auditors.

AJAY SAINI Age: 38

         In April 1995, Ajay Saini, a certified public accountant, became the Treasurer of the Company and in August 1995 also become Chief Financial Officer. He has been Vice President and Chief Accounting Officer of Advisors since July 1993, and prior to that he served as Controller of Advisors since June 1990. In April 1995, he became Treasurer of Advisors. In December 1997, Mr. Saini became a Vice President of RMR. Prior to joining Advisors, Mr. Saini was employed by Ernst & Young LLP, the Company's independent auditors.

         There are no family relationships among any Trustees and current executive officers of the Company. However, Adam D. Portnoy, who served as Vice President of the Company prior to his resignation in January 1997, is the son of Barry M. Portnoy. Executive officers serve at the will of the Board of Trustees.

                  Compliance with Section 16(a) of Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Trustees and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, Trustees and greater than 10% shareholders are required to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1997 fiscal year, all filing requirements applicable to its executive officers, Trustees and greater than 10% shareholders were complied with.

Item 11.  Executive Compensation.

Executive Compensation

         The Company does not have any employees; services which otherwise would be provided by employees were performed by Advisors prior to January 1, 1998 and thereafter have been performed by RMR. Payments by the Company to Advisors and RMR are described in Item 13 below.

         The following table provides summary compensation information for certain employees of Advisors who performed the duties of executive officers for the Company during 1997:

                                                     SUMMARY COMPENSATION TABLE

                                         Annual Compensation(1)                              Long-Term Compensation
                                -----------------------------------------    -------------------------------------------------------
                                                                             Restricted     Securities
                                                             Other Annual      Stock        Underlying       LTIP        All Other
 Name and Principal Position    Year     Salary     Bonus    Compensation    Awards(2)     Options/SARs     Payouts     Compensation
 ---------------------------    ----     ------     -----    ------------    ---------     ------------     -------     ------------
David J. Hegarty..............  1997      None      None         None         $ 55,688         None          None           None
  President & Chief Operating   1996      None      None         None         $ 51,750         None          None           None
  Officer (chief executive      1995      None      None         None         $ 46,125         None          None           None
  officer)

Ajay Saini....................  1997      None      None         None         $ 37,125         None          None           None
  Treasurer & Chief Financial   1996      None      None         None         $ 34,500         None          None           None
  Officer                       1995      None      None         None         $ 30,750         None          None           None

Adam D. Portnoy...............  1997      None      None         None           None           None          None           None
  Vice President(3)             1996      None      None         None         $ 25,875         None          None           None

------------------------

(1)      Except with respect to incentive share awards, the Company has not paid and has no current plans to pay compensation to its executive officers.  Advisors,  which conducted the day-to-day  operations of the Company during 1997,  compensated Messrs.
         Hegarty and Saini and Mr. Adam Portnoy in connection with their services to Advisors and to the Company.

(2)      All incentive  share awards have been granted  pursuant to the Company's 1992 Incentive  Share Award Plan (the "Plan") and,
         except as described  below in Note 3, provide that one third of each annual  incentive share award vests  immediately  upon grant and one third vests on each of the first and second  anniversaries  of the grant. In the event any executive  officer who has been granted an incentive  share award ceases to perform the duties of an executive  officer of the Company  during the vesting  period of such award,  that  executive  officer  will only be entitled to receive the number of the  Company's common shares of beneficial interest,  par value $.01 per share ("Common Shares"),  which have vested up to the date of his departure.  At December 31, 1997, the aggregate  17,000 and 8,515 Common Shares granted under annual incentive share awards to Messrs. Hegarty and Saini,  respectively,  had a value of $341,063 and $170,832 respectively,  based upon a $20.0625 per share  closing  price for the Common  Shares as reported on the New York Stock  Exchange  on that date.  Common  Shares are entitled to dividends as declared by the Company. The dollar amounts shown represent the number of restricted Common Shares which have vested or continue to be subject to vesting  multiplied  by the closing  price for the Common  Shares on the New
         York Stock Exchange on the date of grant.

(3)      Mr. Adam Portnoy served as Vice President  until January of 1997. The 1,500 Common Shares held by him under the Plan became fully vested and were sold by him in 1997.

Compensation Committee Interlocks and Insider Participation

         Three of the Trustees, Bruce M. Gans, M.D., the Rev. Justinian Manning, C.P. and Ralph J. Watts are the Company's "Independent Trustees;" that is, Trustees who are not otherwise affiliated with the Company, RMR, or any other person or entity that holds in excess of 8.5% of the issued and outstanding the Company's common shares of beneficial interest, par value $.01 per share ("Common Shares"). The Company does not have a standing Compensation Committee; rather, a committee comprised of the Company's Independent Trustees makes recommendations for grants of Common Shares under the Company's 1992 Incentive Share Award Plan (the "Plan"), and such recommendations are acted upon by the full Board of Trustees (Dr. Gans, the Rev. Manning and Messrs. Watts, Martin and Portnoy). Barry M. Portnoy, a member of the Board of Trustees, is a former partner in the firm of Sullivan & Worcester LLP, counsel to the Company.

Performance Graph -- Comparison of Cumulative Total Return

         The graph below shows, for the years indicated, the Company's cumulative total shareholder return on its Common Shares (assuming a $100 investment on December 31, 1992) as compared with (a) the Standard & Poor's 500 Index and (b) the National Association of Real Estate Investment Trust, Inc.'s index of all tax-qualified real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ/National Market System (NAREIT). The comparison assumes all dividends are reinvested and, in the case of HRP, that the reinvestment occurred on the dividend payment date.

   Measurement Period
 ---------------------
 (Fiscal Year Covered)              HRP          NAREIT           S&P 500 Index
          1992                      100            100                 100
          1993                      131            119                 110
          1994                      130            120                 111
          1995                      172            141                 153
          1996                      221            192                 188
          1997                      249            228                 251

Executive Compensation Report

         Health and Retirement Properties Trust (the "Company") developed and implemented its 1992 Incentive Share Award Plan (the "Plan") in May 1992 in recognition of the following circumstances. First, the Company's Common Shares are primarily a yield vehicle for shareholders and do not appreciate in value in the same manner as other equity securities. Therefore, a conventional stock option plan would not provide appropriate incentives for the Company's management. Second, because the executive officers of the Company are employees of its investment advisor and not of the Company, and receive their salary compensation from its advisor, the Trustees wished to establish a vehicle which would, among other things, (a) foster a continuing identity of interest between management of the Company and its shareholders, and (b) recognize that the Company's executive officers perform certain duties on behalf of the Company, primarily with regard to shareholder relations and investor communications, which fall outside of the services covered by the investment advisory contract between the Company and its advisor. In granting incentive share awards, the Trustees consider factors such as the amount and terms of restricted Common Shares previously granted to executive officers and the amount of time spent and complexity of the duties performed by executive officers on behalf of the Company, speaking at Company conferences, road shows and making additional presentations, interfacing with analysts and preparing and distributing shareholder reports, materials, statements and other information. The Trustees may impose vesting restrictions or other conditions on the granted Common Shares, which may further promote continuity of management.

         In 1997, David J. Hegarty, President and Chief Operating Officer of the Company, received a grant of 3,000 Common Shares under the Plan, 1,000 Common Shares of which vested immediately upon grant and 1,000 of which will vest on each of the first and second anniversaries of the date of grant. In 1997, Mr. Saini, Treasurer and Chief Financial Officer of the Company, received a grant of 2,000 Common Shares under the Plan, 6661/3 of which vested immediately upon grant, 6661/3 of which will vest on the first anniversary of the grant and 6661/3 of which will vest on the second anniversary thereof. In January 1997, Adam D. Portnoy resigned his position with the Company and the Board of Trustees voted to accelerate fully the vesting of the Common Shares which had been awarded in 1996. The determination of the number of Common Shares granted to Messrs. Hegarty and Saini and the acceleration of the vesting schedule for Mr. Portnoy's Common Shares were not specifically based on an estimate of the Company's performance, but instead was based on the relationship of the fair market value of the Common Shares so granted, on the number of Common Shares previously granted to each such individual, and on the Board's opinion as to the value of the "outside" services to the Company, as discussed above, performed by these officers.

                                        BOARD OF TRUSTEES

                                        Bruce M. Gans, M.D.
                                        Rev. Justinian Manning, C.P.
                                        Gerard M. Martin
                                        Barry M. Portnoy
                                        Ralph J. Watts

Trustee Compensation

         Each Independent Trustee receives an annual fee of $20,000 for services as a Trustee, plus $500 for each meeting of the Board or Board Committee attended by such Trustee. The Chairperson of the Audit Committee receives an additional $2,000 annually; such position rotates annually among the Independent Trustees. Each Independent Trustee also receives annual 500 Common Share grants under the Plan. The Company reimburses all Trustees for travel expenses incurred in connection with their duties as Trustees of the Company. The Company has also agreed to pay any Independent Trustee who brings a property to the attention of the Company a fee equal to one percent of any investment made by the Company in the property. No fees have been earned to date by any Independent Trustee with respect to any investments by the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Common Shares by each beneficial owner known to the Company to hold more than 5% of the Common Shares, each Trustee and officer, and all officers and Trustees of the Company as a group, as of the date hereof. The address of each of the Trustees and current officers of the Company is c/o Health and Retirement Properties Trust, 400 Centre Street, Newton, Massachusetts 02158.

                                                                            Beneficial Ownership
                                                                        ---------------------------
                                                                          Number
                      Name and Address(1)                               of Shares        Percent
                      -------------------                               ---------        -------
Bruce M. Gans.................................................            1,000             *
David J. Hegarty(2)...........................................           17,000             *
Rev. Justinian Manning, C.P...................................            3,000             *
Gerard M. Martin(3)...........................................        3,912,138            3.7%
Barry M. Portnoy(3)...........................................        3,912,138            3.7%
Ajay Saini(4).................................................            8,515             *
Ralph J. Watts................................................            1,050             *
All executive officers and Trustees as a group (7 persons)
(2)(3)(4))....................................................        3,942,703            3.7%
----------

*    Less than 1% of the Company's outstanding Common Shares.

(1)  The address of each of the named persons is c/o Health and Retirement Properties Trust, 400 Centre Street, Newton, MA 02158.

(2)  Includes 3,000 Common Shares awarded under the 1992 Incentive Share Award Plan which have not yet vested.

(3)  Advisors, which is wholly owned by Messrs. Martin and Portnoy, owns 1,134,372 Common Shares directly. Solely in its capacity as voting  trustee of a voting trust  agreement,  Advisors  exercises  voting  control over  1,000,000  Common Shares owned by AMS
     Properties,  Inc.  ("AMSP")  and pledged to the Company to secure the  obligations  of Paragon  Health  Network,  Inc.  and its affiliates to the Company.  Advisors also exercises voting control as proxy over 1,777,766 Common Shares owned by affiliates of
     Mr. Jeff Chapple,





     including Berlin C.C., Inc., St. Johnsbury C.C., Inc.,  Rochester C.C., Inc.,  Springfield  C.C., Inc.,  Bennington C.C., Inc.,
     Burlington,  C.C., Inc., The L.P. Corporation and American Health Care, Inc. Neither Mr. Martin nor Mr. Portnoy owns any Common
     Shares directly.

(4)  Includes 2,000 Common Shares awarded under the 1992 Incentive Share Award Plan which have not yet vested,  500 Common Shares in
     Mr. Saini's IRA account and approximately 15 Common Shares held by Mr. Saini's minor daughter.

Item 13.  Certain Relationships and Related Transactions.

         Messrs. Martin and Portnoy are principal shareholders of CSC, CSCII, NHSC and VSC (collectively the "Subacute Entities"). The Subacute Entities are borrowers/mortgagors or lessees of the Company. The Company has extended a $4 million line of credit to CSC until June 30, 1998. At December 31, 1997, there was $2.4 million outstanding under this agreement. The lease and loan transactions with the Subacute Entities are based on market terms and are generally similar to the Company's lease and mortgage agreements with unaffiliated companies. The former president of the Company is the president of the Subacute Entities. Rent and interest paid to the Company by the Subacute Entities was $13.6 million in 1997.

         Effective January 1, 1998, the Company entered into two agreements with RMR, an advisory agreement (the "New Advisory Agreement") under which RMR provides investment management and administrative services to the Company, and a property management agreement (the "New Property Management Agreement") under which RMR provides property management services for the Company's multi-tenant, government-leased and other office buildings. Prior to January 1, 1998, the Company had an agreement (the "Old Advisory Agreement") with Advisors under which Advisors provided investment and administrative services to the Company. Advisors and RMR are owned by Messrs. Martin and Portnoy. The Old Advisory Agreement provided, and the New Advisory Agreement provides, for an annual base advisory fee equal to 0.70% of the Company's Average Invested Capital, as defined in the Advisory Agreements, up to $250 million, and 0.50% of Average Invested Capital equal to or exceeding $250 million; and an annual incentive fee, calculated on the basis of 15% of the increase in funds from operations from the prior year on a fully diluted basis, but no more than $.01/fully diluted Common Share outstanding. All incentive fees which may be earned by RMR will be paid in Common Shares. The base advisory fee paid to Advisors for fiscal year 1997 was $8.6 million, of which approximately $471,500 was attributable to investments in the Subacute Entities. The incentive fee award for fiscal year 1997 was $1.0 million, paid by the issuance of approximately 52,316 Common Shares, having a market value at December 31, 1997 of $1.0 million. During 1997, Advisors received $1.6 million in dividends on its owned Common Shares.

         Advisors is the general partner of M&P Partners Limited Partnership ("M&P"), a partnership which is owned by Advisors and Messrs. Martin and Portnoy and which prior to January 1, 1998 provided management services for the Company's multi-tenant, government-leased and other office buildings under separate property management agreements which were consolidated into a master property management agreement in late 1997 (the "Old Property Agreements"). The Company paid $2.4 million in management fees to M&P in 1997. Fees paid to M&P under the Old Property Management Agreements and which will be paid to RMR under the New Property Management Agreement are based on a formula (generally 3% of gross collected rents as an annual management fee and 5% of construction costs as a construction fee) relating to the buildings under its management. No construction management fee was collected by M&P during 1997.

         Effective January 1, 1998, the Company entered into a parking operation management agreement (the "Parking Management Agreement") pursuant to which Garage Management, Inc. ("GMI"), a Delaware corporation owned by Messrs. Martin and Portnoy, provides parking management services for garages associated with certain of the Company's properties. Prior to January 1, 1998, M&P provided these services under the Old Property Agreements. Under the Parking Management Agreement, the Company has agreed to pay GMI a monthly management fee of 3% of gross monthly parking receipts.

         Messrs. Martin and Portnoy each has material interests in the transactions between the Company and each of the Subacute Entities, RMR, Advisors, M&P and GMI. To the extent that the terms of the Company's investments in properties owned or leased by the Subacute Entities have been negotiated among related parties, they have not been determined on an arm's-length basis. Investment terms, however, have been based upon independent appraisals of the properties, where available, but the Company has historically placed a greater emphasis on what it believes to be more determinative factors such as cash flow available for rent and debt service. All existing business relationships between the Company, on the one hand, and RMR, Advisors, M&P, the Subacute Entities, GMI and/or their affiliates, on the other hand, have been approved by, and, unless and until any such company no longer has relationships with the Company or its affiliates which are the same or similar to those described above, all such future relationships will be submitted for approval by, majority vote of the Independent Trustees. For a portion of 1997, Mr. Portnoy was a partner in the firm of Sullivan & Worcester LLP, counsel to the Company and to HPT, RMR, Advisors, M&P, the Subacute Entities, GMI and affiliates of each of the foregoing, and received payments from the firm during 1997 as a partner and in respect of his retirement from that firm.

         The Declaration of Trust provides that Trustees, officers, employees and agents of the Company shall be indemnified by the Company against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims asserted against them by reason of their status, provided that such claims were not the result of willful misfeasance, bad faith, gross negligence or reckless disregard of duty. Were Messrs. Martin and Portnoy to be held liable in the proceedings described in Item 3 of Part I of this Annual Report on Form 10-K, they may therefore have a claim for indemnification from the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH AND RETIREMENT PROPERTIES TRUST


                                   By:  /s/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated:  March 20, 1998