Form 10-Q
period 1998-03-31
HEALTH & RETIREMENT PROPERTIES TRUST
filed 1998-05-11
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                     HEALTH AND RETIREMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

           Maryland                                    04-6558834
 (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation)


        400 Centre Street, Newton, Massachusetts            02158
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

       Number of Common Shares outstanding at the latest practicable date April 29, 1998: 106,521,956 shares of beneficial interest, $.01 par value.

                                 HEALTH AND RETIREMENT PROPERTIES TRUST

                                               FORM 10-Q

                                             MARCH 31, 1998

                                                 INDEX

                                                                                                   Page
PART I    Financial Information

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                         1

          Consolidated Statements of Income - Three Months Ended March 31, 1998 and 1997             2
          Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997         3

          Notes to Consolidated Financial Statements                                                 5


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      7

PART II   Other Information

Item 2.   Changes in Securities                                                                      9

Item 6.   Exhibits and Reports on Form 8-K                                                           10

          Signatures                                                                                 11

                               HEALTH AND RETIREMENT PROPERTIES TRUST


                                     CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands, except per share amounts)
                                             (unaudited)

                                                                          March 31,     December 31,
                                                                             1998           1997
                                                                        -------------   ------------
ASSETS

Real estate properties,  at cost (including properties leased to affiliates with a cost of $113,079 and $112,075, respectively):
  Land                                                                   $   288,933    $   256,582
  Buildings and improvements                                               1,958,782      1,712,441
                                                                         -----------    -----------
                                                                           2,247,715      1,969,023
  Less accumulated depreciation                                              123,652        111,669
                                                                         -----------    -----------
                                                                           2,124,063      1,857,354

Real estate mortgages and notes, net (including note from an affiliate
      of $1,000 and $2,365, respectively)                                     84,195        104,288
Investment in Hospitality Properties Trust                                   111,433        111,134
Cash and cash equivalents                                                     21,678         22,355
Interest and rents receivable                                                 20,419         20,455
Deferred interest and finance costs, net, and other assets                    27,463         20,377
                                                                         -----------    -----------
                                                                         $ 2,389,251    $ 2,135,963
                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Bank notes payable                                                       $   160,000    $   200,000
Senior notes payable, net                                                    499,851        349,900
Mortgage notes payable                                                        26,157         26,329
Convertible subordinated debentures                                          209,818        211,650
Accounts payable and accrued expenses                                         32,371         27,865
Deferred rents                                                                33,448         30,089
Security deposits                                                             17,818         18,767
Due to affiliates                                                              7,141          5,103
Dividend payable                                                              40,377           --

Shareholders' equity:

  Preferred shares of beneficial interest, $.01 par value:
    50,000,000 shares authorized, none issued                                   --             --

  Common shares of beneficial interest, $.01 par value:
    125,000,000 shares authorized, 106,256,403 shares and
    98,853,170 shares issued and outstanding, respectively                     1,063            988
  Additional paid-in capital                                               1,512,767      1,371,236
  Cumulative net income                                                      451,679        420,298
  Dividends                                                                 (603,239)      (526,262)
                                                                         -----------    -----------
    Total shareholders' equity                                             1,362,270      1,266,260
                                                                         -----------    -----------
                                                                         $ 2,389,251    $ 2,135,963
                                                                         ===========    ===========

                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                   (unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1998            1997
                                                                   --------        ---------
Revenues:
  Rental income                                                    $ 66,894         $ 30,679
    Interest and other income                                         5,058            5,205
                                                                   --------         --------
      Total revenues                                                 71,952           35,884
                                                                   --------         --------
Expenses:
    Operating expenses                                               13,502            2,067
    Interest                                                         13,651            7,848
    Depreciation and amortization                                    12,658            6,955
    General and administrative                                        3,619            1,871
                                                                   --------         --------
      Total expenses                                                 43,430           18,741
                                                                   --------         --------

Income before equity in earnings of Hospitality Properties Trust     28,522           17,143

Equity in earnings of Hospitality Properties Trust                    1,327            2,256
Gain on equity transaction of Hospitality Properties Trust            1,532             --
                                                                   --------         --------
Net income                                                         $ 31,381         $ 19,399
                                                                   ========         ========
Weighted average shares outstanding                                 101,471           71,905
                                                                   ========         ========
Basic and diluted earnings per common share:
Net income                                                         $   0.31         $   0.27
                                                                   ========         ========



                             See accompanying notes

                                HEALTH AND RETIREMENT PROPERTIES TRUST


                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (dollars in thousands)
                                              (unaudited)


                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                              1998          1997
                                                                            ----------   ---------

Cash flows from operating activities:
   Net income                                                               $  31,381    $  19,399
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on equity transaction of Hospitality Properties Trust              (1,532)        --
       Equity in earnings of Hospitality Properties Trust                      (1,327)      (2,256)
       Dividends from Hospitality Properties Trust                              2,560        2,360
       Depreciation                                                            12,128        6,518
       Amortization                                                               530          437
       Amortization of deferred interest costs                                      6          322

       Change in assets and liabilities:

           (Increase) decrease in interest and rents receivable and other
              assets                                                           (6,554)       5,194
           Increase (decrease) in accounts payable and accrued expenses         4,506       (1,568)
           Increase in deferred  rents                                          3,359        9,139
           Decrease in security deposits                                         (949)      (2,276)
           Increase (decrease) in due to affiliates                             3,078       (1,068)
                                                                            ---------    ---------
       Cash provided by operating activities                                   47,186       36,201
                                                                            ---------    ---------

Cash flows from investing activities:


   Real estate acquisitions and improvements                                 (278,647)      (6,272)
   Acquisition of business, less cash acquired                                   --       (291,935)
   Investments in mortgage loans                                                 --           (268)
   Proceeds from repayment of notes and mortgage loans, net of discounts       18,678        3,915
   Net proceeds from sale of real estate                                        5,565         --
   Repayment of loan to affiliate                                               1,365         --
                                                                            ---------    ---------
       Cash used for investing activities                                    (253,039)    (294,560)
                                                                            ---------    ---------

Cash flows from financing activities:

   Proceeds from issuance of common shares                                    133,073      483,153
   Proceeds from borrowings, net                                              334,945         --
   Payments on borrowings                                                    (225,172)    (140,000)
   Deferred finance costs incurred                                             (1,070)        (955)
   Dividends paid                                                             (36,600)     (24,396)
                                                                            ---------    ---------
       Cash provided by financing activities                                  205,176      317,802
                                                                            ---------    ---------
(Decrease) increase in cash and cash equivalents                                 (677)      59,443
Cash and cash equivalents at beginning of period                               22,355       21,853
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $  21,678    $  81,296
                                                                            =========    =========

Supplemental cash flow information:
   Interest paid                                                            $  13,775    $   9,070
                                                                            =========    =========




                             See accompanying notes

                               HEALTH AND RETIREMENT PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)
                                             (unaudited)

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                              1998          1997
                                                                            ----------   ---------
Non-cash financing activities:
   Issuance of shares                                                       $   2,828    $  16,304
   Conversion of convertible subordinated debentures, net                      (1,788)     (15,694)

Non-cash investing activities:
Acquisition of business, less cash acquired:
   Real estate acquisitions                                                 $   5,705    $ 391,346
   Working capital, other than cash                                              --          2,051
   Liabilities assumed                                                           --        (27,588)
   Net cash used to acquire business                                             --       (291,935)
                                                                            ---------    ---------
   Issuance of shares                                                       $   5,705    $  73,874
                                                                            =========    =========




                             See accompanying notes

                     HEALTH AND RETIREMENT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 1.  Basis of Presentation

         The financial statements of Health and Retirement Properties Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year's presentation.

         In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 was adopted for the Company's financial statements in the first quarter of 1998 and had no impact on the Company's financial condition or results of operations. FAS 131 is effective for the Company's annual 1998 financial statements. The Company anticipates that FAS 131 will have no impact on the Company's financial condition or results of operations.

Note 2.  Shareholders' Equity

         During the three months ended March 31, 1998, the Company issued 6,977,575 common shares in four separate unit investment trusts sponsored by various investment banks, raising net proceeds of $133,073, issued 286,400 common shares for the purchase of real estate, issued 86,942 common shares due to the conversion of $1,832 of its convertible subordinated debentures due 2003 and issued 52,316 common shares to HRPT Advisors, Inc., ("Advisors") an affiliate, as the incentive fee earned for the year ended December 31, 1997. The net proceeds received from the public offerings were used to repay amounts outstanding under the Company's bank credit facility, for the purchase of real estate and for general business purposes.

         On March 19, 1998, the Trustees declared a dividend on the Company's common shares with respect to the quarter ended March 31, 1998 of $.38 per share, which will be distributed on or about May 20, 1998 to shareholders of record as of March 31, 1998.

Note 3.  Real Estate Properties

         During the three months ended March 31, 1998, the Company purchased twelve commercial office properties and seven medical office properties for approximately $270,359, from cash on hand and borrowings under the Company's bank credit facility. In addition, the Company sold one office property for $5,565 in January 1998; no gain or loss was recognized on the sale of this property.

         At March 31, 1998, 13% of the Company's real estate investments, net, were in properties leased to Marriott International, Inc. ("Marriott"). The financial statements of Marriott have been filed as a part of Marriott's Quarterly Report on Form 10-Q, file number 1-13881, for the quarter ended March 27, 1998.

         During the three months ended March 31, 1998, the Company funded $8,288 of improvements to its existing properties. At March 31,1998, the Company had total outstanding commitments aggregating approximately $490,400 to acquire properties or to provide financing. The acquisition of these properties is subject to various closing conditions customary in real estate transactions and no assurances can be made as to when or if these properties will be acquired.

         Subsequent to March 31, 1998, the Company purchased one commercial office property for approximately $31,650, from cash on hand and by borrowing $25,000 on the Company's revolving credit facility. The commercial and medical office properties owned by the Company are managed by REIT Management & Research, Inc., an affiliate of the Company.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 4.  Investment in Hospitality Properties Trust

         At March 31, 1998, the Company owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $111,433 and a market value of $141,750. The Company's percentage ownership of HPT was reduced from 10.3% at December 31, 1997 to 9.7% at March 31, 1998 as a result of public stock offerings completed by HPT during 1998. As a result of these transactions, the Company recognized a gain of $1,532 in 1998.

Note 5.  Real Estate Mortgages and Notes Receivable, net

         During the three months ended March 31, 1998, the Company received regularly scheduled principal payments of $192 and principal repayments of mortgages secured by three retirement facilities and two nursing facilities totaling $19,593. In addition, the Company received $1,365 representing the partial repayment of a loan to an affiliate.

Note 6.  Indebtedness

         During February 1998, the Company issued $50,000 of Remarketed Reset Notes due 2007 and unsecured 6.7% Senior Notes due 2005 totaling $100,000. Net proceeds from these issuances of $148,946 were used to repay amounts outstanding under the Company's revolving credit facility and for general business purposes.

         In April 1998, the Company entered into a new $500,000 unsecured revolving bank credit facility (the "New Credit Facility"). The New Credit Facility matures in 2002 and bears interest at LIBOR plus a premium. The Company will recognize an extraordinary loss on the early extinguishment of debt in the second quarter of 1998 of approximately $2,100 as a result of the write-off of deferred financing fees associated with the current bank credit facility.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Versus 1997

         Total revenues for the three months ended March 31, 1998 increased to $72.0 million from $35.9 million for the three months ended March 31, 1997. Rental income increased by $36.2 million and interest and other income decreased by $147,000. Rental income increased because of new real estate investments subsequent to March 31, 1997 which included investments in "gross leased" real estate assets as compared to "net leased" assets. As the Company's investment in such "gross leased" assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest and other income decreased primarily as a result of a decrease in mortgage interest income.

         Total expenses for the three months ended March 31, 1998 increased to $43.4 million from $18.7 million for the three months ended March 31, 1997. Operating expenses increased by $11.4 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1998 period as compared to the 1997 period. Interest expense increased by $5.8 million due to higher borrowings outstanding during the 1998 period. Depreciation and amortization, and general and administrative expense increased by $5.7 million and $1.7 million, respectively, primarily as a result of new real estate investments subsequent to March 31, 1997.

         Net income increased to $31.4 million, or $.31 per basic and diluted common share, for the 1998 period from $19.4 million, or $.27 per common share, for the 1997 period. Net income increased primarily as a result of new real estate investments since March 31, 1997.

         Funds from operations for the three months ended March 31, 1998 were $44.3 million, or $.44 per basic common share, and $27.0 million, or $.38 per basic common share, for the 1997 period. The dividends declared which relate to the three months ended March 31, 1998 and 1997 were $40.4 million, or $.38 per basic common share, and $35.5 million, or $.36 per basic common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets of the Company increased to $2.4 billion at March 31, 1998, from $2.1 billion at December 31, 1997. The increase is primarily attributable to new real estate acquisitions since December 31, 1997.

         During the three months ended March 31, 1998, the Company purchased twelve commercial office properties and seven medical office properties for approximately $270.4 million, funded with cash on hand and by borrowings under the Company's revolving credit facility. In addition, in connection with the acquisition of the government office properties, the Company issued an additional 286,400 common shares. In January 1998, the Company sold one of the government office properties for $5.6 million, no gain or loss was recognized on the sale of this property.

         Subsequent to March 31, 1998, the Company acquired one commercial office property for approximately $31.7 million, paid for with cash on hand and by borrowing $25 million under the Company's revolving credit facility.

         During the three months ended March 31, 1998, the Company funded $8.3 million of improvements to its existing properties, received $192,000 of regularly scheduled principal payments and received $19.6 million representing principal prepayments of mortgages secured by three retirement facilities and two nursing facilities. In addition, the Company received $1.4 million representing the partial repayment of a loan to an affiliate.

                     HEALTH AND RETIREMENT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         At March 31, 1998, the Company owned 4.0 million, or 9.7%, of the common shares of beneficial interest of HPT with a carrying value of $111.4 million and a market value of $141.8 million. During the three months ended March 31, 1998, HPT completed public stock offerings of 2.1 million common shares of beneficial interest for total consideration of approximately $74.8 million. As a result of these transactions, the Company's ownership percentage decreased from 10.3% at December 31, 1997 to 9.7% at March 31, 1998 and the Company realized a gain of $1.5 million in 1998.

         In February and March 1998, the Company issued 6,977,575 common shares in four separate unit investment trusts sponsored by various investment banks, raising net proceeds of approximately $133.1 million. Proceeds from the offerings were used to repay amounts outstanding under the Company's revolving bank credit facility, to fund the acquisition of real estate and for general business purposes. In addition, the Company issued 86,942 common shares due to the conversion of $1.8 million of its convertible subordinated debentures and issued 286,400 common shares for the purchase of real estate during the three months ended March 31, 1998.

         At March 31, 1998, the Company had $21.7 million of cash and cash equivalents, as well as $160.0 million outstanding and $290.0 million available for borrowing under its bank credit facility.

         In April 1998, the Company amended and restated its unsecured revolving bank credit facility (the "New Credit Facility") and increased its amount to $500.0 million and extended its expiration. The New Credit Facility matures in 2002 and bears interest at LIBOR plus a premium. The Company will recognize an extraordinary loss on the early extinguishment of debt in the second quarter of 1998 of approximately $2.1 million as a result of the write-off of deferred financing fees associated with the current bank credit facility.

         During February 1998, the Company issued $50.0 million of Remarketed Reset Notes due 2007 and unsecured 6.7% Senior Notes due 2005 totaling $100.0 million. Net proceeds of approximately $148.9 million were used to repay amounts outstanding under the Company's revolving credit facility and for general business purposes.

         At March 31, 1998, the Company had outstanding commitments to purchase properties or provide financing totaling approximately $490.4 million. The Company intends to fund these commitments with a combination of cash on hand, issuance of common shares of the Company, amounts available under its existing credit facility and/or proceeds of mortgage repayments. The acquisition of these properties is subject to various closing conditions, customary in real estate transactions; and no assurances can be made as to when and if these properties will be acquired.

         The Company continues to seek new investments to expand and diversify its portfolio of leased real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire properties is appropriately matched, to the extent practicable, with the terms of the investments made with such funding. As of March 31, 1998, the Company's debt as a percentage of total market capitalization was approximately 29%.

                     HEALTH AND RETIREMENT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any property's financial condition or results of operations.
Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other factors that could cause such differences.

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

Part II  Other Information

Item 2.   Changes in Securities.

         In January and March 1998, the Company issued an aggregate of 286,400 common shares of beneficial interest, par value $.01 per share ("Common Shares"), in connection with the Company's previously disclosed acquisition of office properties leased to agencies of the United States Federal Government and in connection with certain post-closing adjustments, in both cases pursuant to the Merger Agreement dated February 17, 1997 between the Company and Government Property Investors, Inc., as amended. The issuance of such Common Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         In February 1998, the Company issued 52,316 Common Shares to Advisors, as an incentive fee of $1.0 million for services rendered during 1997, based upon a per Common Share price of $19.87. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

                     HEALTH AND RETIREMENT PROPERTIES TRUST



Item 6. Exhibits and Reports on Form 8-K

aExhibits:

27.   Financial Data Schedule

         (b)  Reports on Form 8-K:

               1. Current Report on Form 8-K, dated February 11, 1998 relating to (a) the Advisory Agreement by and between the Company and REIT Management & Research, Inc., and (b) the Master Management Agreement by and among the Company and M&P Partners Limited Partnership (Items 5 and 7).

               2. Current Report on Form 8-K, dated February 12, 1998 relating to (a) the purchase agreement between the Company and Prudential Securities Incorporated, and (b) the purchase agreement between the Company and Smith Barney Inc. (Item
                    7).

               3. Current Report on Form 8-K, dated February 17, 1998 relating to the consent of KPMG Peat Marwick LLP (Item 7).

               4. Current Report on Form 8-K, dated February 18, 1998 relating to (a) the issuance of an additional $50.0 million of Remarketed Reset Notes, (b) the issuance of $100.0 million of 6.7% Senior Notes due 2005, and (c) the issuance of 2,995,776 common shares of beneficial interest (Items 5 and 7).

               5. Current Report on Form 8-K, dated February 19, 1998 relating to the Supplemental Purchase Agreement and the Supplemental Indenture Agreement for the $50.0 million Remarketed Reset Notes (Item 7).

               6. Current Report on Form 8-K, dated February 27, 1998 relating to the Company's annual audited consolidated financial statements and management's and discussion and analysis of results of operations for the year ended December 31, 1997 (Items 5 and 7).

               7. Current Report on Form 8-K, dated March 19, 1998 relating to pro forma consolidated financial statements of the Company as of and for the year ended December 31, 1997 (Item 7).

               8. Current Report on Form 8-K, dated March 24, 1998 relating to the purchase agreement between the Company and Wheat First Securities, Inc. (Item 7).

               9. Current Report on Form 8-K, dated March 30, 1998 relating to the purchase of a commercial office property containing approximately 825,374 square feet located at 1600 Market Street, Philadelphia, Pennsylvania from MSA 1600 Associates, L.P. for $106.4 million plus closing costs and other tenant reimbursements in a negotiated arms-length transaction (Items 2 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HEALTH AND RETIREMENT PROPERTIES TRUST


                                 By:      /s/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated:  May 11, 1998

                                 By:      /s/ Ajay Saini
                                          Ajay Saini
                                          Treasurer and Chief Financial Officer
                                          Dated:  May 11, 1998