Form 10-Q
period 1998-06-30
HRPT PROPERTIES TRUST
filed 1998-08-11
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST
                              ---------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                               04-6558834
 --------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

            400 Centre Street, Newton, Massachusetts      02458
          --------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

                                  617-332-3990
                                  ------------
              (Registrant's telephone number, including area code)

                     Health and Retirement Properties Trust
                     --------------------------------------
                   (Former name, if changed from last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Number of Common Shares outstanding at the latest practicable date August 7, 1998: 131,547,178 shares of beneficial interest, $.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                                  JUNE 30, 1998

                                      INDEX


      PART I        Financial Information                                                                 Page
                    ---------------------                                                                 ----
     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                      1

                    Consolidated Statements of Income - Three and Six Months Ended June 30, 1998
                         and 1997                                                                          2

                    Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and
                         1997                                                                              3

                    Notes to Consolidated Financial Statements                                             5

     Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                        7

     PART II        Other Information
                    -----------------
     Item 2.        Changes in Securities                                                                  10

     Item 4.        Submission of Matters to a Vote of Securities Holders                                  10

     Item 6.        Exhibits and Reports on Form 8-K                                                       10

                    Signatures                                                                             12


                             HRPT PROPERTIES TRUST

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                            June 30,             December 31,
                                                                              1998                   1997
                                                                         ----------------       ---------------
ASSETS
------
Real estate properties, at cost (including properties leased to affiliates with a cost of $113,079 and $112,075, respectively):
    Land...........................................................        $    330,641           $   256,582
    Buildings and improvements.....................................           2,335,897             1,712,441
                                                                         ----------------       ---------------
                                                                              2,666,538             1,969,023
    Less accumulated depreciation..................................             137,248               111,669
                                                                         ----------------       ---------------
                                                                              2,529,290             1,857,354

Real estate mortgages and notes, net (including note from an
      affiliate of $1,000 and $2,365, respectively)................              83,927               104,288
Investment in Hospitality Properties Trust.........................             111,909               111,134
Cash and cash equivalents..........................................              27,608                22,355
Interest and rents receivable......................................              24,894                20,455
Deferred interest and finance costs, net, and other assets.........              26,714                20,377
                                                                         ----------------       ---------------
                                                                           $  2,804,342           $ 2,135,963
                                                                         ================       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Bank notes payable.................................................        $    130,000           $   200,000
Senior notes payable, net..........................................             499,858               349,900
Mortgage notes payable.............................................              25,561                26,329
Convertible subordinated debentures................................             204,863               211,650
Accounts payable and accrued expenses..............................              36,539                27,865
Deferred rents.....................................................              33,824                30,089
Security deposits..................................................              17,969                18,767
Due to affiliates..................................................               7,535                 5,103

Shareholders' equity:
    Preferred shares of beneficial interest, $.01 par value:
      50,000,000 shares authorized, none issued....................                  --                    --
    Common shares of beneficial interest, $.01 par value:
      150,000,000 shares and 125,000,000 shares authorized,
      131,533,678 shares and 98,853,170 shares issued and
      outstanding, respectively....................................               1,315                   988
    Additional paid-in capital.....................................           1,964,627             1,371,236
    Cumulative net income..........................................             485,490               420,298
    Dividends......................................................            (603,239)             (526,262)
                                                                         ----------------       ---------------
      Total shareholders' equity...................................           1,848,193             1,266,260
                                                                         ----------------       ---------------
                                                                           $  2,804,342           $ 2,135,963
                                                                         ================       ===============



                             See accompanying notes

                             HRPT PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                   (unaudited)


                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                        1998                 1997                1998                 1997
                                                   ----------------     ----------------    ----------------    -----------------
Revenues:
   Rental income...............................      $     78,850         $     46,613        $   145,744          $     77,292
   Interest and other income...................             4,441                5,894              9,499                11,099
                                                   ----------------     ----------------    ----------------    -----------------
       Total revenues..........................            83,291               52,507            155,243                88,391
                                                   ----------------     ----------------    ----------------    -----------------

Expenses:
   Operating expenses..........................            16,584                6,689             30,086                 8,756
   Interest....................................            15,782                7,898             29,433                15,746
   Depreciation and amortization...............            14,069                9,283             26,727                16,238
   General and administrative..................             3,981                2,968              7,600                 4,839
                                                   ----------------     ----------------    ----------------    -----------------
       Total expenses..........................            50,416               26,838             93,846                45,579
                                                   ----------------     ----------------    ----------------    -----------------

Income before equity in earnings of
   Hospitality Properties Trust and
   extraordinary item..........................            32,875               25,669             61,397                42,812

Equity in earnings of Hospitality Properties
   Trust.......................................             2,138                2,189              3,465                 4,445
Gain on equity transaction of Hospitality
   Properties Trust............................               938                   --              2,470                    --
                                                   ----------------     ----------------    ----------------    -----------------
Income before extraordinary item...............            35,951               27,858             67,332                47,257

Extraordinary item - early extinguishment of
   debt........................................            (2,140)                  --             (2,140)                   --
                                                   ----------------     ----------------    ----------------    -----------------
Net income.....................................      $     33,811         $     27,858        $    65,192          $     47,257
                                                   ================     ================    ================    =================

Weighted average shares outstanding............           114,445               98,722            107,994                85,388
                                                   ================     ================    ================    =================

Basic and diluted earnings per common share:
Income before extraordinary item...............             $0.31                $0.28              $0.62                 $0.55
                                                   ================     ================    ================    =================
Net income.....................................             $0.30                $0.28              $0.60                 $0.55
                                                   ================     ================    ================    =================



                             See accompanying notes

                              HRPT PROPERTIES TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                           For the Six Months Ended
                                                                                                   June 30,
                                                                                          1998                 1997
                                                                                     ---------------     ---------------
Cash flows from operating activities:
   Net income............................................................              $   65,192          $   47,257
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on equity transaction of Hospitality Properties Trust........                  (2,470)                 --
       Equity in earnings of Hospitality Properties Trust................                  (3,465)             (4,445)
       Dividends from Hospitality Properties Trust.......................                   5,160               4,800
       Extraordinary item - early extinguishment of debt.................                   2,140                  --
       Depreciation .....................................................                  25,774              15,363
       Amortization......................................................                     953                 875
       Amortization of deferred interest costs...........................                      13                 645
       Change in assets and liabilities:
           (Increase) decrease in interest and rents receivable and other
             assets......................................................                 (11,353)              1,791
           Increase in accounts payable and accrued expenses.............                   8,674               1,572
           Increase (decrease) in deferred rents.........................                   3,735               9,130
           Decrease in security deposits.................................                    (798)             (3,959)
           Increase in due to affiliates.................................                   3,472                 270
                                                                                     ---------------     ----------------
       Cash provided by operating activities.............................                  97,027              73,299
                                                                                     ---------------     ----------------

Cash flows from investing activities:
   Real estate acquisitions and improvements.............................                (471,470)           (179,482)
   Acquisition of business, less cash acquired...........................                      --            (307,989)
   Investments in mortgage loans.........................................                (226,000)               (526)
   Proceeds from repayment of notes and mortgage loans, net..............                  18,896               6,043
   Net proceeds from sale of real estate.................................                   5,565                  --
   Repayment of loan by affiliate........................................                   1,365                  --
                                                                                     ---------------     ----------------
       Cash used for investing activities................................                (671,644)           (481,954)
                                                                                     ---------------     ----------------

Cash flows from financing activities:
   Proceeds from issuance of common shares................................                580,306             483,153
   Proceeds from borrowings, net..........................................                914,945             145,000
   Payments on borrowings.................................................               (835,768)           (140,482)
   Deferred finance costs incurred........................................                 (2,636)               (979)
   Dividends paid.........................................................                (76,977)            (59,928)
                                                                                     ---------------     ----------------
       Cash provided by financing activities..............................                579,870             426,764
                                                                                     ---------------     ----------------

Increase in cash and cash equivalents.....................................                  5,253              18,109
Cash and cash equivalents at beginning of period..........................                 22,355              21,853
                                                                                     ---------------     ----------------
Cash and cash equivalents at end of period................................             $   27,608          $   39,962
                                                                                     ===============     ================

Supplemental cash flow information:
   Interest paid..........................................................             $   26,895          $   15,568
                                                                                     ===============     ================



                             See accompanying notes

                              HRPT PROPERTIES TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                          For the Six Months Ended
                                                                                                   June 30,
                                                                                          1998                 1997
                                                                                     ---------------     ----------------
Non-cash investing activities:
Real estate acquisitions..................................................             $ (226,000)         $       --
Acquisition of business, less cash acquired:
   Real estate acquisitions...............................................             $    5,705          $  412,002
   Working capital, other than cash.......................................                     --              (1,861)
   Liabilities assumed....................................................                     --             (27,588)
   Net cash used to acquire business......................................                     --            (307,989)
                                                                                     ---------------     ----------------
   Issuance of shares.....................................................             $    5,705          $   74,564
                                                                                     ===============     ================

Non-cash financing activities:
   Issuance of shares.....................................................             $    7,707          $   16,375
   Conversion of convertible subordinated debentures, net.................                 (6,629)            (15,765)



                             See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


Note 1.  Basis of Presentation
------------------------------

         Effective July 1, 1998, Health and Retirement Properties Trust changed its name to HRPT Properties Trust (the "Company"). The name change was intended to call attention to the fact that the Company invests in commercial office properties as well as health care related real estate. The new name was selected to represent the Company's heritage while retaining its existing New York Stock Exchange trading symbol "HRP."

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Note 2.  Shareholders' Equity
-----------------------------

         During the six months ended June 30, 1998, the Company issued 25,000,000 common shares pursuant to a public offering, raising net proceeds of $447,233, issued 6,977,575 common shares in four separate unit investment trusts sponsored by various investment banks, raising net proceeds of $133,073, issued 286,400 common shares for the purchase of real estate, issued 362,217 common shares due to the conversion of $6,787 of its convertible subordinated debentures due in 2003 and issued 52,316 common shares to HRPT Advisors, Inc., an affiliate, as the incentive fee earned for the year ended December 31, 1997. The net proceeds received from the public offerings were used to repay amounts outstanding under the Company's bank credit facility, the purchase of real estate and for general business purposes.

         During the six months ended June 30, 1998, the Company increased the number of common shares authorized from 125,000,000 to 150,000,000.

         On July 7, 1998, the trustees declared a dividend on the Company's common shares with respect to the quarter ended June 30, 1998 of $.38 per share, which will be distributed on or about August 20, 1998 to shareholders of record as of July 24, 1998.

         In July 1998, 13,000 common shares were granted to officers of the Company and certain employees of REIT Management & Research, Inc. ("RMR"), the Company's investment manager and affiliate, pursuant to the 1992 Incentive Share Award Plan. During 1998, the three independent trustees were each granted 500 common shares under such plan as part of their annual fee, and 1,000 common shares were granted to a trust related to a former trustee, Ralph J. Watts. The shares granted to the officers and certain employees of RMR vest over a three-year period. The shares granted to the trustees vest immediately.

Note 3.  Real Estate Properties
-------------------------------

         During the six months ended June 30, 1998, the Company purchased 23 commercial office properties and nine medical office properties for approximately $687,523, using cash on hand and borrowings under the Company's bank credit facility. In addition, the Company sold one office property for $5,565 in January 1998; no gain or loss was recognized on the sale of this property.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


Note 3.  Real Estate Properties - continued
-------------------------------------------

         During the six months ended June 30, 1998, the Company funded $9,947 of improvements to its existing properties. At June 30,1998, the Company had total outstanding commitments aggregating approximately $267,703 to acquire properties or to provide financing. The acquisition of these properties is subject to various closing conditions customary in real estate transactions and no assurances can be made as to when or if these properties will be acquired.

         Subsequent to June 30, 1998, the Company purchased two commercial office properties and one medical office property for approximately $71,375, using cash on hand and by borrowing $40,000 on the Company's revolving credit facility. The commercial and medical office properties owned by the Company are managed by RMR.

Note 4.  Investment in Hospitality Properties Trust
---------------------------------------------------

         At June 30, 1998, the Company owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $111,909 and a market value of $128,500. The Company's percentage ownership of HPT was reduced from 10.3% at December 31, 1997 to 9.3% at June 30, 1998 as a result of public stock offerings completed by HPT during 1998. As a result of these transactions, the Company recognized gains of $2,470 in 1998.

Note 5.  Real Estate Mortgages and Notes Receivable, net
--------------------------------------------------------

         During the six months ended June 30, 1998, the Company received regularly scheduled principal payments of $421 and principal repayments of mortgages secured by three retirement facilities and two nursing facilities totaling $19,593. In addition, the Company received $1,365 from a loan to an affiliate.

Note 6.  Indebtedness
---------------------

         During February 1998, the Company issued $50,000 of Remarketed Reset Notes due 2007 and unsecured 6.7% Senior Notes due 2005 totaling $100,000. Net proceeds from these issuances of $148,946 were used to repay amounts outstanding under the Company's revolving credit facility and for general business purposes.

         In April 1998, the Company entered into a new $500,000 unsecured revolving bank credit facility (the "New Credit Facility.") The New Credit Facility matures in 2002 and bears interest at LIBOR plus a premium. The Company recognized an extraordinary loss on the early extinguishment of debt in the second quarter of 1998 of $2,140, as a result of the write-off of deferred financing fees associated with the previous bank credit facility.

         In July 1998, the Company reset the terms of the Remarketed Reset Notes (the "Reset Notes") for a period of one year at LIBOR plus a premium. The Reset Notes are redeemable at the option of the Company on each interest payment date.

                              HRPT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1998 Versus 1997
--------------------------------------------

         Total revenues for the three months ended June 30, 1998 increased to $83.3 million from $52.5 million for the three months ended June 30, 1997. Rental income increased by $32.2 million and interest and other income decreased by $1.5 million. Rental income increased because of new real estate investments subsequent to June 30, 1997 which primarily included investments in "gross leased" real estate assets compared to "net leased" assets. As the Company's investment in such "gross leased" assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest and other income decreased as a result of a decrease in mortgage interest income as the Company's mortgages receivable are repaid.

         Total expenses for the three months ended June 30, 1998 increased to $50.4 million from $26.8 million for the three months ended June 30, 1997. Operating expenses increased by $9.9 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1998 period as compared to the 1997 period. Interest expense increased by $7.9 million due to higher borrowings outstanding during the 1998 period. Depreciation and amortization, and general and administrative expense increased by $4.8 million and $1.0 million, respectively, primarily as a result of new real estate investments subsequent to June 30, 1997.

         Net income increased to $33.8 million, or $.30 per basic and diluted common share, for the 1998 period from $27.9 million, or $.28 per basic and diluted common share, for the 1997 period. The change in net income is due primarily to the increase in new real estate investments since June 30, 1997 and the recognition of a gain on equity transaction of HPT, offset by an extraordinary loss of $2.1 million recognized as a result of the early extinguishment of debt.

         Funds from operations for the three months ended June 30, 1998 were $50.8 million, or $.44 per basic common share, and $38.1 million, or $.39 per basic common share, for the 1997 period. Diluted funds from operations for the three months ended June 30, 1998 were $54.8 million, or $.44 per diluted common share, and $42.3 million, or $.38 per diluted common share, for the 1997 period. The dividends declared which relate to the three months ended June 30, 1998 and 1997 were $50.0 million, or $.38 per common share, and $35.5 million, or $.36 per common share, respectively.

Six Months Ended June 30, 1998 Versus 1997
------------------------------------------

         Total revenues for the six months ended June 30, 1998 increased to $155.2 million from $88.4 million for the six months ended June 30, 1997. Rental income increased by $68.5 million and interest and other income decreased by $1.6 million. Rental income increased because of new real estate investments subsequent to June 30, 1997 and partly as a result of the Company's increased investments in "gross leased" real estate assets as compared to "net leased" assets subsequent to June 30, 1997. As the Company's investment in such "gross leased" assets increases, the Company anticipates rental income and the corresponding operating expenses from such leases to increase during subsequent periods. Interest and other income decreased primarily as a result of a decrease in mortgage interest income as the Company's mortgages receivable are repaid.

         Total expenses for the six months ended June 30, 1998 increased to $93.8 million from $45.6 million for the six months ended June 30, 1997. Operating expenses increased by $21.3 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1998 period as compared to the 1997 period. Interest expense increased by $13.7 million due to higher borrowings outstanding during the 1998 period. Depreciation and amortization, and general and administrative expense increased by $10.5 million and $2.8 million, respectively, primarily as a result of new real estate investments subsequent to June 30, 1997.

         Net income increased to $65.2 million, or $.60 per basic and diluted common share, for the 1998 period from $47.3 million, or $.55 per basic and diluted common share, for the 1997 period. Net income increased primarily as a result of new investments since June 30, 1997 and the recognition of a gain on equity transaction of HPT, offset by an extraordinary loss resulting from the early extinguishment of debt.

                              HRPT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1998 Versus 1997 - continued
------------------------------------------------------

         Funds from operations for the six months ended June 30, 1998, were $95.1 million, or $.88 per basic common share, and $65.1 million, or $.76 per basic common share, for the 1997 period. Diluted funds from operations for the six months ended June 30, 1998, were $103.2 million, or $.86 per diluted common share, and $73.3 million, or $.75 per diluted common share, for the 1997 period. The dividends declared which relate to the six months ended June 30, 1998 and 1997 were $90.4 million, or $.76 per common share, and $71.1 million, or $.72 per common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Total assets of the Company increased to $2.8 billion at June 30, 1998, from $2.1 billion at December 31, 1997. The increase is primarily attributable to new real estate acquisitions since December 31, 1997.

         During the six months ended June 30, 1998, the Company purchased 23 commercial office properties and nine medical office properties for approximately $687.5 million, funded with cash on hand and by borrowings under the Company's revolving credit facility. In addition, in connection with the acquisition of the government office properties, the Company issued an additional 286,400 common shares. In January 1998, the Company sold one of the government office properties for $5.6 million; no gain or loss was recognized on the sale of this property.

         Subsequent to June 30, 1998, the Company acquired two commercial office properties and one medical office property for approximately $71.4 million, paid for with cash on hand and by borrowing $40.0 million under the Company's revolving credit facility.

         During the six months ended June 30, 1998, the Company funded $9.9 million of improvements to its existing properties, received $421,000 of regularly scheduled principal payments and received $19.6 million representing principal repayments of mortgages secured by three retirement facilities and two nursing facilities. In addition, the Company received $1.4 million from a loan by an affiliate.

         At June 30, 1998, the Company owned 4.0 million, or 9.3%, of the common shares of beneficial interest of HPT with a carrying value of $111.9 million and a market value of $128.5 million. During the six months ended June 30, 1998, HPT completed public stock offerings of 3.9 million common shares of beneficial interest for total consideration of approximately $134.8 million. As a result of these transactions, the Company's ownership percentage decreased from 10.3% at December 31, 1997 to 9.3% at June 30, 1998 and the Company realized a gain of $2.5 million in 1998.

         In June 1998, the Company issued 25,000,000 common shares in a public offering, raising net proceeds of $447.2 million. In February and March 1998, the Company issued 6,977,575 common shares in four separate unit investment trusts sponsored by various investment banks, raising net proceeds of approximately $133.1 million. Proceeds from these offerings were used to repay amounts outstanding under the Company's revolving bank credit facility, to fund the acquisition of real estate and for general business purposes. In addition, the Company issued 362,217 common shares due to the conversion of $6.8 million of its convertible subordinated debentures and issued 286,400 common shares for the purchase of real estate during the six months ended June 30, 1998.

         At June 30, 1998, the Company had $27.6 million of cash and cash equivalents, as well as $130.0 million outstanding and $370.0 million available for borrowing under its bank credit facility.

         In April 1998, the Company amended and restated its unsecured revolving bank credit facility (the "New Credit Facility") and increased its amount to $500.0 million and extended its expiration. The New Credit Facility matures in 2002 and bears interest at LIBOR plus a premium. The Company recognized an extraordinary loss on the early extinguishment of debt in the second quarter of 1998 of $2.1 million as a result of the write-off of deferred financing fees associated with the previous bank credit facility.

                              HRPT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - continued
-------------------------------------------

         During February 1998, the Company issued $50.0 million of Remarketed Reset Notes due 2007 and unsecured 6.7% Senior Notes due 2005 totaling $100.0 million. Net proceeds of approximately $148.9 million were used to repay amounts outstanding under the Company's revolving credit facility and for general business purposes.

         In July 1998, the Company reset the terms of the Reset Notes for a period of one year at LIBOR plus a premium. The Reset Notes are redeemable at the option of the Company on each interest payment date.

         At June 30, 1998, the Company had outstanding commitments to purchase properties or provide financing totaling approximately $267.7 million. The Company intends to fund these commitments with a combination of cash on hand, issuance of common shares of the Company, amounts available under its existing credit facility and/or proceeds of mortgage repayments, if any. The acquisition of these properties is subject to various closing conditions customary in real estate transactions, and no assurances can be made as to when and if these properties will be acquired.

         The Company continues to seek new investments to expand and diversify its portfolio of leased real estate. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire properties is appropriately matched, to the extent practicable, with the terms of the investments made with such funding. As of June 30, 1998, the Company's debt as a percentage of total market capitalization was approximately 26%.

Year 2000
---------

         The Company is taking steps to minimize any adverse effect on the Company's business operations from year 2000 issues. While the Company believes its planning efforts are adequate to address year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company relies for certain data will be year 2000 compliant on a timely basis and will not have a material effect on the Company. Costs related to the year 2000 issues are not expected to be material to the Company's results of operations or financial position.

                              HRPT PROPERTIES TRUST

Part II  Other Information
         -----------------

Item 2.   Changes in Securities.

         On May 12, 1998, pursuant to the Company's Incentive Share Award Plan, each of the Company's two independent trustees received a grant of 500 common shares valued at $19.5625 per common share, the closing price of the common shares on the New York Stock Exchange on May 12, 1998. On June 19, 1998, a trust related to a former trustee, Ralph J. Watts, received a grant of 1,000 common shares valued at $18.25 per common share, the closing price of the common shares on the New York Stock Exchange on June 19, 1998. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         At the Company's Annual Shareholders Meeting on May 12, 1998 (the "Annual Meeting"), the shareholders voted to amend the Company's declaration of trust to change the name of the Company to "HRPT Properties Trust." There were 91,840,358 shares voted in favor of, 937,094 shares voted against and 1,004,672 shares abstained from voting for the change in the name of the Company.

         At an adjournment of the Annual Meeting on June 16, 1998, Patrick F. Donelan was elected as a trustee of the Company for a term of three years. There were 93,272,405 shares voted in favor of, and 825,979 shares withheld from voting for, the election of Patrick F. Donelan. Messrs. Barry M. Portnoy and Gerard M. Martin, Reverend Justinian Manning and Dr. Bruce Gans continued to serve as trustees of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               27.  Financial Data Schedule

         (b) Reports on Form 8-K:

               1.  Current Report on Form 8-K, dated April 10, 1998 relating to
                   (a) the issuance of 1,481,799 common shares of beneficial interest, (b) the completion of the Mariott International, Inc. spin-off and merger, and (c) the Amended and Restated Credit Agreement (Items 5 and 7).

               2.  Current Report on Form 8-K, dated April 14, 1998 relating to
                   (a) the death of one of the Company's trustees, Ralph J. Watts, and (b) the Fourth Amended and Restated Credit Agreement, dated as of April 2, 1998, among Health and Retirement Properties Trust, as borrower, the lenders named therein, Dresdener Kleinwort Benson North America LLC, as agent, and Fleet National Bank, as administrative agent (Items 5 and 7).

               3. Current Report on Form 8-K, dated May 11, 1998 relating to the pro forma consolidated financial statements of the Company as of and for the three months ended March 31, 1998 and for the year ended December 31, 1997 (Item 7).

               4. Current Report on Form 8-K, dated May 22, 1998, relating to the purchase at a discount, of a mortgage loan secured by 1735 Market Street, a commercial office property with approximately 1.3 million square feet located in Philadelphia, Pennsylvania, from a group of institutional lenders, for which Banque Paribas, New York Branch, acted as agent, for $226.0 million plus closing costs in a negotiated arms' length transaction (Items 2 and 7).

               5. Current Report on Form 8-K, dated May 27, 1998 relating to pro forma consolidated financial statements of the Company as of and for the three months ended March 31, 1998 and for the year ended December 31, 1997 (Item 7).

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS
-------------------------

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

         THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING THE COMPANY, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HRPT PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE COMPANY SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE COMPANY. ALL PERSONS DEALING WITH THE COMPANY, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE COMPANY FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HRPT PROPERTIES TRUST


                                     By: /s/ David J. Hegarty
                                         -------------------------------------
                                         David J. Hegarty
                                         President and Chief Operating Officer
                                         Dated:  August 11, 1998

                                     By: /s/ Ajay Saini
                                         -------------------------------------
                                         Ajay Saini
                                         Treasurer and Chief Financial Officer
                                         Dated:  August 11, 1998