Form 10-Q
period 1998-09-30
HRPT PROPERTIES TRUST
filed 1998-11-13
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                       04-6558834
----------------------------------------------     -----------------------------------
(State or other jurisdiction of incorporation)      (IRS Employer Identification No.)

              400 Centre Street, Newton, Massachusetts    02458
              ----------------------------------------    -----
              (Address of principal executive offices)   (Zip Code)

                                  617-332-3990
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Number of Common Shares outstanding at the latest practicable date November 9, 1998: 131,547,178 shares of beneficial interest, $.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                      INDEX


                                                                                                 Page
                                                                                                 ----
     PART I     Financial Information
                ---------------------

     Item 1.    Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets - September 30, 1998 and December 31, 1997            1

                Consolidated Statements of Income - Three and Nine Months Ended September 30,
                     1998 and 1997                                                                2

                Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998
                     and 1997                                                                     3

                Notes to Consolidated Financial Statements                                        5

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                   7


     PART II    Other Information
                -----------------

     Item 2.    Changes in Securities                                                             10

     Item 6.    Exhibits and Reports on Form 8-K                                                  10

                Signatures                                                                        12

                             HRPT PROPERTIES TRUST

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                       September 30,        December 31,
                                                                           1998                 1997
                                                                       ------------         ------------
ASSETS
------
Real estate properties, at cost (including properties leased to affiliates with a cost of $113,079 and $112,075, respectively):
    Land...........................................................      $  347,408           $   256,582
    Buildings and improvements.....................................       2,439,848             1,712,441
                                                                         ----------           -----------
                                                                          2,787,256             1,969,023
    Less accumulated depreciation..................................         153,137               111,669
                                                                         ----------           -----------
                                                                          2,634,119             1,857,354

Real estate mortgages and notes, net (including note from an
   affiliate of $1,000 and $2,365, respectively)...................          69,369               104,288
Investment in Hospitality Properties Trust.........................         111,345               111,134
Cash and cash equivalents..........................................          46,942                22,355
Interest and rents receivable......................................          29,557                20,455
Other assets, net..................................................          34,764                20,377
                                                                         ----------           -----------
                                                                         $2,926,096           $ 2,135,963
                                                                         ==========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Bank notes payable.................................................      $   95,000           $   200,000
Senior notes payable, net..........................................         659,402               349,900
Mortgage notes payable.............................................          25,399                26,329
Convertible subordinated debentures................................         204,863               211,650
Accounts payable and accrued expenses..............................          34,780                27,865
Deferred rents.....................................................          34,696                30,089
Security deposits..................................................          18,143                18,767
Due to affiliates..................................................          15,245                 5,103

Shareholders' equity:
    Preferred shares of beneficial interest, $.01 par value:
      50,000,000 shares authorized, none issued....................              --                    --
    Common shares of beneficial interest, $.01 par value:
      150,000,000 shares and 125,000,000 shares authorized,
      131,547,178 shares and 98,853,170 shares issued and
      outstanding, respectively ...................................           1,315                   988
    Additional paid-in capital.....................................       1,964,878             1,371,236
    Cumulative net income..........................................         525,602               420,298
    Dividends......................................................        (653,227)             (526,262)
                                                                         ----------           -----------
      Total shareholders' equity...................................       1,838,568             1,266,260
                                                                         ----------           -----------
                                                                         $2,926,096            $2,135,963
                                                                         ==========           ===========




                             See accompanying notes

                             HRPT PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                  --------------------------------  --------------------------------
                                                        1998            1997           1998              1997
                                                        ----            ----           ----              ----
Revenues:
   Rental income...............................      $ 93,301         $ 52,226       $239,045          $129,518
   Interest and other income...................         3,659            5,078         13,158            16,177
                                                     ---------        --------       --------          --------
       Total revenues..........................        96,960           57,304        252,203           145,695
                                                     ---------        --------       --------          --------

Expenses:
   Operating expenses..........................         21,449           8,205         51,535            16,961
   Interest....................................         16,355           9,209         45,788            24,955
   Depreciation and amortization...............         16,366          10,395         43,093            26,633
   General and administrative..................          4,754           3,309         12,354             8,148
                                                     ---------        --------       --------          --------
       Total expenses..........................         58,924          31,118        152,770            76,697
                                                     ---------        --------       --------          --------

Income before equity in earnings of
   Hospitality Properties Trust, gain on sale
   of properties and extraordinary item........         38,036          26,186         99,433            68,998

Equity in earnings of Hospitality Properties
   Trust.......................................          2,076           2,238          5,541             6,683
Gain on equity transaction of Hospitality
   Properties Trust............................            --               --          2,470               --
                                                     ---------        --------       --------          --------
Income before gain on sale of properties and
   extraordinary item..........................         40,112          28,424        107,444            75,681

Gain on sale of properties.....................            --            2,898             --             2,898
                                                     ---------        --------       --------          --------
Income before extraordinary item..............          40,112          31,322        107,444            78,579

Extraordinary item - early extinguishment of
   debt........................................             --          (1,102)        (2,140)           (1,102)
                                                     ---------        --------       --------          --------
Net income.....................................      $  40,112        $ 30,220       $105,304          $ 77,477
                                                     =========        ========       ========          ========

Weighted average shares outstanding............        131,546          98,829        115,931            89,918
                                                     =========        ========       ========          ========

Basic and diluted earnings per common share:
Income before gain on sale of properties and
   extraordinary item..........................         $0.30           $0.29           $0.93            $0.84
                                                     =========        ========       ========          ========
Income before extraordinary item...............         $0.30           $0.32           $0.93            $0.87
                                                     =========        ========       ========          ========
Net income.....................................         $0.30           $0.31           $0.91            $0.86
                                                     =========        ========       ========          ========






                             See accompanying notes

                             HRPT PROPERTIES TRUST


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                          1998                 1997
                                                                                       ----------            --------
Cash flows from operating activities:
   Net income............................................................              $  105,304          $   77,477
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on sale of properties........................................                      --              (2,898)
       Gain on equity transaction of Hospitality Properties Trust........                  (2,470)                 --
       Equity in earnings of Hospitality Properties Trust................                  (5,541)             (6,683)
       Dividends from Hospitality Properties Trust.......................                   7,800               7,280
       Extraordinary item - early extinguishment of debt.................                   2,140               1,102
       Depreciation .....................................................                  41,713              25,422
       Amortization......................................................                   1,380               1,211
       Amortization of deferred interest costs and bond discount.........                      35                 699
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets....                 (23,045)             (4,068)
           Increase in accounts payable and accrued expenses.............                   6,915              21,129
           Increase (decrease) in deferred rents.........................                   4,607                (531)
           Decrease in security deposits.................................                    (624)             (5,515)
           Increase (decrease) in due to affiliates......................                  11,182                (648)
                                                                                       ----------            --------
       Cash provided by operating activities.............................                 149,396             113,977
                                                                                       ----------            --------

Cash flows from investing activities:
   Real estate acquisitions and improvements.............................                (592,188)           (215,310)
   Acquisition of business, less cash acquired...........................                      --            (323,181)
   Investments in mortgage loans.........................................                (226,000)               (576)
   Proceeds from repayment of notes and mortgage loans, net..............                  33,404              33,690
   Net proceeds from sale of real estate.................................                   5,565              22,898
   Repayment of loan by affiliate........................................                   1,365                  --
                                                                                       ----------            --------
       Cash used for investing activities................................                (777,854)           (482,479)
                                                                                       ----------            --------

Cash flows from financing activities:
   Proceeds from issuance of common shares................................                580,306             483,153
   Proceeds from borrowings...............................................              1,219,467             375,000
   Payments on borrowings.................................................             (1,015,930)           (340,649)
   Deferred finance costs incurred........................................                 (3,833)             (3,581)
   Dividends paid.........................................................               (126,965)            (95,509)
                                                                                       ----------            --------
       Cash provided by financing activities..............................                653,045             418,414
                                                                                       ----------            --------

Increase in cash and cash equivalents.....................................                 24,587              49,912
Cash and cash equivalents at beginning of period..........................                 22,355              21,853
                                                                                       ----------            --------
Cash and cash equivalents at end of period................................             $   46,942          $   71,765
                                                                                       ==========            ========

Supplemental cash flow information:
   Interest paid..........................................................             $   41,451          $   24,400
                                                                                       ==========            ========






                             See accompanying notes

                             HRPT PROPERTIES TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                                   1998              1997
                                                                                ---------          ---------
Non-cash investing activities:
   Real estate acquisitions........................................             $(237,404)         $ (10,616)
   Investment in mortgage loans....................................               226,000                 --
   Sale of real estate.............................................                11,404             10,616

Acquisition of business, less cash acquired:
   Real estate acquisitions........................................             $   5,705          $ 422,920
   Working capital, other than cash................................                    --              3,904
   Liabilities assumed.............................................                    --            (27,588)
   Net cash used to acquire business...............................                    --           (323,181)
                                                                                ---------          ---------
   Issuance of common shares.......................................             $   5,705          $  76,055
                                                                                =========          =========

Non-cash financing activities:
   Issuance of common shares.......................................             $   7,958          $  16,578
   Conversion of convertible subordinated debentures, net..........                (6,629)           (15,765)














                             See accompanying notes

                             HPRT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


Note 1.  Basis of Presentation
------------------------------

     Effective July 1, 1998, Health and Retirement Properties Trust changed its name to HRPT Properties Trust.

     The financial statements of HRPT Properties Trust and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131") in 1997 and Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in 1998. FAS 130 was adopted for the Company's financial statements in the first quarter of 1998 and had no impact on the Company's financial condition or results of operations. FAS 131 is effective for the Company's annual 1998 financial statements and FAS 133 must be adopted for the Company's year 2000 financial statements. The Company anticipates that FAS 131 and FAS 133 will have no impact on the Company's financial condition or results of operations.


Note 2.  Shareholders' Equity
-----------------------------

     During the nine months ended September 30, 1998, the Company sold 25,000,000 common shares pursuant to a public offering and sold 6,977,575 common shares in four offerings to unit investment trusts sponsored by various investment banks, raising net proceeds of $580,306. The net proceeds were used to repay amounts outstanding under the Company's bank credit facility, to purchase real estate and for general business purposes. The Company also issued 286,400 common shares for the purchase of real estate and issued 362,217 common shares due to the conversion of $6,787 of its convertible subordinated debentures due in 2003.

     In July 1998, 13,000 common shares were granted to officers of the Company and certain employees of REIT Management & Research, Inc. ("RMR"), the Company's investment manager and advisor, pursuant to the 1992 Incentive Share Award Plan. During 1998, the three independent trustees were each granted 500 common shares as part of their annual fee, and 1,000 common shares were granted to a trust for the child of a deceased former trustee, Ralph J. Watts. The shares granted to the officers and certain employees of RMR vest over a three-year period. The shares granted to the trustees vest immediately. The Company also issued 52,316 common shares to HRPT Advisors, Inc., an affiliate, as the incentive fee earned for the year ended December 31, 1997.

     During the nine months ended September 30, 1998, the Company increased the number of common shares authorized from 125,000,000 to 150,000,000.

     On October 5, 1998, the trustees declared a dividend on the Company's common shares with respect to the quarter ended September 30, 1998 of $.38 per share, which will be distributed on or about November 20, 1998 to shareholders of record as of October 22, 1998.


Note 3.  Real Estate Properties
-------------------------------

     During the nine months ended September 30, 1998, the Company purchased 28 commercial office properties, 10 medical office properties and five nursing properties for approximately $819,059, using cash on hand and borrowings under the Company's bank credit facility. In addition, during the nine-month period, the Company sold one office property and four nursing properties for $16,969; no gain or loss was recognized on the sale of these properties.

                             HPRT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


Note 3.  Real Estate Properties - continued
-------------------------------------------

     During the nine months ended September 30, 1998, the Company funded $10,533 of improvements to its existing properties. At September 30,1998, the Company had outstanding commitments aggregating approximately $154,585 to acquire properties or to provide financing. The acquisition of these properties is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these properties will be acquired.

     Subsequent to September 30, 1998, the Company purchased seven commercial office properties for approximately $139,507, using cash on hand and by borrowing $103,500 on the Company's revolving credit facility. The office properties owned by the Company are managed by RMR.


Note 4.  Investment in Hospitality Properties Trust
---------------------------------------------------

     At September 30, 1998, the Company owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $111,345 and a market value of $119,750. The Company's percentage ownership of HPT was reduced from 10.3% at December 31, 1997 to 9.3% at September 30, 1998 as a result of public stock offerings completed by HPT during 1998. As a result of these transactions, the Company recognized gains of $2,470 in 1998.


Note 5.  Real Estate Mortgages and Notes Receivable, net
--------------------------------------------------------

     During the nine months ended September 30, 1998, the Company received regularly scheduled principal payments of $557, principal repayments of mortgages secured by three retirement facilities and five nursing facilities totaling $34,334, including principal repayment of $1,365 from a loan to an affiliate. In addition, the Company purchased a mortgage loan secured by a commercial office property for $226,000. Subsequent to the acquisition of the mortgage loan, the Company acquired the beneficial ownership of the property.


Note 6.  Indebtedness
---------------------

     During February 1998, the Company issued $50,000 of Remarketed Reset Notes due 2007 and $100,000 unsecured 6.7% Senior Notes due 2005. In August 1998, the Company issued $160,000 unsecured 6 7/8% Senior Notes due 2002. Net proceeds from these issuances of $307,108 were used to repay amounts outstanding under the Company's revolving credit facility, to purchase real estate and for general business purposes.

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

                              HRPT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998 Versus 1997
-------------------------------------------------

     Total revenues for the three months ended September 30, 1998 increased to $97.0 million from $57.3 million for the three months ended September 30, 1997. Rental income increased by $41.1 million and interest and other income decreased by $1.4 million. Rental income increased because of new real estate investments subsequent to September 30, 1997. Interest and other income decreased primarily as a result of a decrease in mortgage interest income as the Company's mortgage loan investments are repaid.

     Total expenses for the three months ended September 30, 1998 increased to $58.9 million from $31.1 million for the three months ended September 30, 1997. Operating expenses increased by $13.2 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1998 period as compared to the 1997 period. Interest expense increased by $7.1 million as a result of higher borrowings outstanding due to new real estate investments during the 1998 period. Depreciation and amortization, and general and administrative expense increased by $6.0 million and $1.4 million, respectively, primarily as a result of new real estate investments subsequent to September 30, 1997.

     Net income increased to $40.1 million, or $.30 per basic and diluted common share, for the 1998 period from $30.2 million, or $.31 per basic and diluted common share, for the 1997 period. The change in net income is due primarily to the increase in new real estate investments since September 30, 1997.

     Funds from operations for the three months ended September 30, 1998 were $58.2 million, or $.44 per basic common share, and $40.1 million, or $.41 per basic common share, for the 1997 period. Diluted funds from operations for the three months ended September 30, 1998 were $62.2 million, or $.44 per diluted common share, and $44.2 million, or $.40 per diluted common share, for the 1997 period. The dividends declared which relate to the three months ended September 30, 1998 and 1997 were $50.0 million, or $.38 per common share, and $36.6 million, or $.37 per common share, respectively.


Nine Months Ended September 30, 1998 Versus 1997
------------------------------------------------

     Total revenues for the nine months ended September 30, 1998 increased to $252.2 million from $145.7 million for the nine months ended September 30, 1997. Rental income increased by $109.5 million and interest and other income decreased by $3.0 million. Rental income increased because of new real estate investments subsequent to September 30, 1997. Interest and other income decreased primarily as a result of a decrease in mortgage interest income as the Company's mortgage loan investments are repaid.

     Total expenses for the nine months ended September 30, 1998 increased to $152.8 million from $76.7 million for the nine months ended September 30, 1997. Operating expenses increased by $34.6 million as a result of the Company's increased investment in "gross leased" real estate assets during the 1998 period as compared to the 1997 period. Interest expense increased by $20.8 million as a result of higher borrowings outstanding due to new real estate investments during the 1998 period. Depreciation and amortization, and general and administrative expense increased by $16.5 million and $4.2 million, respectively, primarily as a result of new real estate investments subsequent to September 30, 1997.

     Net income increased to $105.3 million, or $.91 per basic and diluted common share, for the 1998 period from $77.5 million, or $.86 per basic and diluted common share, for the 1997 period. Net income increased primarily as a result of new investments since September 30, 1997 and the recognition of a gain on an equity transaction of HPT, offset by a decrease in gain on sale of properties and an increase in extraordinary loss resulting from the early extinguishment of debt.

                              HRPT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Nine Months Ended September 30, 1998 Versus 1997 - continued
------------------------------------------------------------

     Funds from operations for the nine months ended September 30, 1998, were $153.2 million, or $1.32 per basic common share, and $105.2 million, or $1.17 per basic common share, for the 1997 period. Diluted funds from operations for the nine months ended September 30, 1998, were $165.4 million, or $1.30 per diluted common share, and $117.5 million, or $1.16 per diluted common share, for the 1997 period. The dividends declared which relate to the nine months ended September 30, 1998 and 1997 were $140.4 million, or $1.14 per common share, and $107.7 million, or $1.09 per common share, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Total assets of the Company increased to $2.9 billion at September 30, 1998, from $2.1 billion at December 31, 1997. The increase is primarily attributable to new real estate acquisitions.

     During the nine months ended September 30, 1998, the Company purchased 28 commercial office properties, 10 medical office properties and five nursing properties for approximately $819.1 million, using cash on hand and borrowings under the Company's bank credit facility. In addition, during the nine-month period, the Company sold one office property and four nursing properties for $17.0 million; no gain or loss was recognized on the sale of these properties.

     Subsequent to September 30, 1998, the Company purchased seven commercial office properties for approximately $139.5 million, using cash on hand and by borrowing $103.5 million on the Company's revolving credit facility.

     During the nine months ended September 30, 1998, the Company funded $10.5 million of improvements to its existing properties, received $557,000 of regularly scheduled principal payments, received $33.0 million representing principal repayments of mortgages secured by three retirement facilities and five nursing facilities, and received $1.4 million from a loan to an affiliate. In addition, the Company purchased a mortgage loan secured by a commercial office property for $226.0 million. Subsequent to the acquisition of the mortgage loan, the Company acquired the beneficial ownership of the property.

     At September 30, 1998, the Company owned 4.0 million, or 9.3%, of the common shares of beneficial interest of HPT with a carrying value of $111.3 million and a market value of $119.8 million. During the nine months ended September 30, 1998, HPT completed public stock offerings of 3.9 million common shares of beneficial interest for total consideration of approximately $134.8 million. As a result of these transactions, the Company's ownership percentage decreased from 10.3% at December 31, 1997 to 9.3% at September 30, 1998 and the Company realized a gain of $2.5 million in 1998.

     During the nine months ended September 30, 1998, the Company sold 25 million common shares in a public offering and sold 6,977,575 common shares in four offerings to unit investment trusts sponsored by various investment banks, raising net proceeds of $580.3 million. Proceeds from these offerings were used to repay amounts outstanding under the Company's revolving bank credit facility, to purchase real estate and for general business purposes. In addition, the Company issued 362,217 common shares due to the conversion of $6.8 million of its convertible subordinated debentures and issued 286,400 common shares for the purchase of real estate.

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

                              HRPT PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES - continued
-------------------------------------------

     At September 30, 1998, the Company had $46.9 million of cash and cash equivalents, as well as $95.0 million outstanding and $405.0 million available for borrowing under its bank credit facility.

     During February 1998, the Company issued $50.0 million of Remarketed Reset Notes due 2007 and $100.0 million unsecured 6.7% Senior Notes due 2005. In August 1998, the Company issued $160.0 million unsecured 6 7/8% Senior Notes due 2002. Net proceeds of approximately $307.1 million were used to repay amounts outstanding under the Company's revolving credit facility, to purchase real estate and for general business purposes.

     In July 1998, the Company reset the terms of the Reset Notes for a period of one year at LIBOR plus a premium.

     At September 30, 1998, the Company had outstanding commitments to purchase properties or provide financing totaling approximately $154.6 million. The Company intends to fund these commitments with a combination of cash on hand and amounts available under its existing credit facility. The acquisition of these properties is subject to various closing conditions customary in real estate transactions, and no assurances can be given as to when and if these properties will be acquired.

     The Company continues to seek new investments to expand and diversify its portfolio of leased real estate. As of September 30, 1998, the Company's debt as a percentage of total market capitalization was approximately 32%.


Year 2000
---------

      The Company's in-house computer systems environment is limited to software and hardware developed by third parties and installed, operated and monitored by the Company's investment advisor. All of the Company's computer systems (which are limited to financial reporting and accounting systems) were installed within the last two years and management believes such systems are Year 2000 compliant. All costs associated with the Company's computer systems are borne by the Company's investment advisor.

      Most of the Company's healthcare properties are leased on a triple net lease basis and are not managed by the Company. These triple net leased properties are dependent upon the efforts of the Company's third party tenants and their affiliates which operate such properties. The Company's leases and other contractual relationships require these operators to conduct the daily operations of the Company's properties and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. Because of this leasing arrangement, the only actions that the Company can take with respect to these properties are to inquire about and evaluate its operators' year 2000 preparedness plans. Some of the Company's triple net leased operators have responded to Company inquiries regarding their preparedness for issues related to the year 2000. Based on operator responses to the Company's inquiries, the Company believes that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providers to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming and compliance. While the Company believes the efforts of its tenants described in their responses will be or are adequate to address year 2000 concerns, there can be no guarantee that such systems will be year 2000 compliant on a timely basis and will not have a material effect on the Company.

     Most of the Company's commercial office properties and properties leased to the U.S. Government are leased on a gross or modified gross lease basis and are managed by the Company. In early 1998 the Company set out to identify issues associated with year 2000 compliance for such managed leased properties. The Company has been contacting and will continue to contact vendors to gather information to assess vendor readiness. In addition, managers and engineers at each of the Company's regional offices are responsible for gathering and assessing year 2000 issues affecting specific building systems including life safety, elevator, garage, security, and energy management systems. The Company will also request its major tenants to provide the Company with periodic updates of their year 2000 readiness. The Company expects to complete an overall assessment of year 2000 issues by first quarter 1999 and perform necessary system replacements or upgrades, including testing, by third quarter 1999. Overall financial risk to the Company associated with year 2000 readiness for these properties is not expected to be material, and most of the cost associated with correcting non-compliance is expected to be classified as an operating expense that is reimburseable to the Company under most tenant leases.

      If the efforts of the Company, its vendors, its customers and its tenants to prepare for the year 2000 were ineffective, the Company's properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses by the Company's tenants at their operating properties as well as operating losses at the Company's gross leased properties. Continued or severe operating losses may cause one or more of the Company's tenants to ultimately default on their leases. Numerous lease defaults could jeopardize the Company's ability to maintain its financial results of operations and meet its financial, operating and capital obligations.

      The Company does not currently have a contingency plan in place in the event it, or its operators, do not successfully remedy year 2000 compliance issues that are identified in a timely manner or fail to identify any year 2000 issues. The Company will evaluate the status of its year 2000 compliance plan in mid 1999 and determine whether such a plan is necessary.

                              HRPT PROPERTIES TRUST


Part II  Other Information
--------------------------

Item 2.   Changes in Securities.

     On July 7, 1998, pursuant to the Company's Incentive Share Award Plan, one of the Company's independent trustees received a grant of 500 common shares and officers of the Company and certain employees of RMR received grants of 13,000 common shares, each valued at $18.625 per common share, the closing price of the common shares on the New York Stock Exchange on July 7, 1998. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            4.1 Indenture dated as of July 9, 1997 by and between HRPT Properties Trust and State Street Bank and Trust Company pertaining to Senior Debt Securities. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

            4.2 Supplemental Indenture dated as of August 26, 1998 by and between HRPT Properties Trust and State Street Bank and Trust Company pertaining to $160,000,000 in aggregate principal amount of 6 7/8% Senior Notes due 2002.

            10.1 Agreement of Purchase and Sale among Blackstone/TCC Austin Partners L.P. and the Company dated July, 1998.

            27.   Financial Data Schedule


      (b)   Reports on Form 8-K:

            1. Current Report on Form 8-K, dated July 1, 1998 relating to (a) the change of the Company's name, (b) the election of a new trustee, and (c) the completion of the acquisition of beneficial ownership of 1735 Market Street (Items 5 and 7).

            2. Current Report on Form 8-K, dated August 12, 1998 relating to the pro forma consolidated financial statements of the Company as of and for the six months ended June 30, 1998 and for the year ended December 31, 1997 (Item 7).

            3.    Current Report on Form 8-K, dated August 21, 1998 relating to
                  (a) the purchase agreement dated as of August 21, 1998 by and among HRPT Properties Trust and the several underwriters named therein pertaining to $160,000,000 in aggregate principal amount of 6 7/8 % Senior Notes due 2002, and (b) form of supplemental indenture dated as of August 26, 1998 by and between HRPT Properties Trust and State Street Bank and Trust Company pertaining to $160,000,000 in aggregate principal amount of 6 7/8% Senior Notes due 2002 (Item 7).

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

                                     HRPT PROPERTIES TRUST


                                     By: /s/ David J. Hegarty
                                         --------------------------------------
                                         David J. Hegarty
                                         President and Chief Operating Officer
                                         Dated: November 12, 1998

                                     By: /s/ Ajay Saini
                                         --------------------------------------
                                         Ajay Saini
                                         Treasurer and Chief Financial Officer
                                         Dated:  November 12, 1998