Form 10-K
period 1998-12-31
HRPT PROPERTIES TRUST
filed 1999-03-31
CIK 803649

HEALTH AND RETIREMENT PROPERTIES TRUST


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

         Maryland                                               04-6558834
(State or other jurisdiction                                  (IRS Employer
    of incorporation)                                       Identification No.)


                 400 Centre Street, Newton, Massachusetts 02458
               (Address of principal executive offices) (Zip Code)

                                  617-332-3990
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                Name of exchange on
                     Title of each class                                         which registered
-------------------------------------------------------------------- -------------------------------------------
            Common Shares of Beneficial Interest                              New York Stock Exchange
     7.25% Convertible Subordinated Debentures due 2001                       New York Stock Exchange
 7.5% Convertible Subordinated Debentures due 2003, Series A                  New York Stock Exchange

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1.8 billion based on the $13 3/4 closing price per share for such stock on the New York Stock Exchange on March 29, 1999. For purposes of this calculation, 1,134,372 shares held by HRPT Advisors, Inc., 2,463,366 held by REIT Management & Research, Inc. solely in its capacity as voting trustee under a voting trust agreement or a proxy, an aggregate of 44,250 shares held by the Trustees and executive officers of the registrant, 44,851 held by Gerard M. Martin and 44,851 held by Barry M. Portnoy, have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 29, 1999: 131,893,126.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 11, 1999.

CERTAIN IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K regarding our intent, belief or expectations with respect to expansion of our portfolio, our ability to pay dividends, the effect of year 2000 issues, policies and plans regarding investments, financings and other matters, our tax status as a real estate investment trust and our access to debt or equity capital markets or to other sources of funds and statements of assumptions underlying such statements as to intent, belief or expectations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include the status of the economy, compliance with and changes to regulations and payment and reimbursement policies within the health care industry, competition within the health care industry, and changes in federal, state and local legislation. The accompanying information contained or incorporated by reference in this Annual Report on Form 10-K, including under the heading "Business" and in our Current Report on Form 8-K dated March 5, 1999, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

         THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HRPT PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST. ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                                HRPT PROPERTIES TRUST
                                            1998 FORM 10-K ANNUAL REPORT


                                                  Table of Contents

                                                       Part I
                                                                                                            Page
Item 1.           Business........................................................................           1
Item 2.           Properties......................................................................           19
Item 3.           Legal Proceedings...............................................................           21
Item 4.           Submission of Matters to a Vote of Security Holders.............................           22

                                                        Part II

Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters............           22
Item 6.           Selected Financial Data.........................................................           23
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................           24
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                 24
Item 8.           Financial Statements and Supplementary Data.....................................           25
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..................................................................           25

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

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 11, 1999, to be filed pursuant to Regulation
                      14A.

                                                        Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.................           25

         References in this Annual Report on Form 10-K to the "Company" or "HRP" include consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I
Item 1.  Business

         The Company. HRPT Properties Trust ("HRP" or the "Company") was organized on October 9, 1986 as a Maryland real estate investment trust ("REIT"). We invest in income producing real estate, including office buildings and senior housing properties.

         As of December 31, 1998, we owned 230 properties for a total investment of $3.0 billion (at cost), had mortgage investments in 26 properties aggregating $69.2 million and had an equity investment representing 8.8% of the outstanding common shares of Hospitality Properties Trust ("HPT") with an approximate carrying  value  of  $110.6  million,  for  total  real  estate  investments  of approximately $3.1 billion. The properties are described in "Business Developments Since January 1, 1998" and "Properties".

                                   Number of              Total Investment
State                             Properties            at December 31, 1998
                                                         (in thousands)
Alaska                                     1                       $1,000
Arizona                                    9                       64,856
California                                30                      322,415
Colorado                                  10                       56,154
Connecticut                               11                      110,891
Delaware                                   1                       44,090
District of Columbia                       5                      207,521
Florida                                   10                      148,578
Georgia                                    5                       15,286
Illinois                                   2                       98,742
Iowa                                       7                        8,207
Kansas                                     4                        8,477
Louisiana                                  1                       18,992
Maryland                                   8                      191,164
Massachusetts                             34                      251,535
Michigan                                   2                        9,181
Minnesota                                  3                       40,704
Missouri                                   3                       11,564
Nebraska                                  10                       10,704
New Hampshire                              1                        3,754
New Jersey                                 5                       42,954
New Mexico                                 2                       11,021
New York                                   6                      185,225
North Carolina                             5                        9,192
Ohio                                       4                       26,930
Oklahoma                                   1                       24,762
Pennsylvania                              17                      553,997
Rhode Island                               1                        8,010
South Dakota                               3                        7,589
Tennessee                                  1                       22,173
Texas                                     22                      271,441
Vermont                                    8                       29,766
Virginia                                   7                      111,540
Washington                                 4                       40,930
West Virginia                              1                        4,898
Wisconsin                                  8                       33,904
Wyoming                                    4                       17,563
                                         ---                   ----------
Total                                    256                    3,025,710
                                         ===
Investment in HPT                                                 110,554
                                                               ----------
Total Investments                                              $3,136,264
                                                               ==========

         Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

         Investment Policy and Method of Operation. Our investment goals are current income for distribution to shareholders, capital growth resulting from appreciation in the residual value of owned properties, and preservation and protection of shareholders' capital. Our income is derived primarily from rent and interest payments under our leases and mortgages.

         Our day to day operations are conducted by REIT Management & Research, Inc. ("RMR"), our investment manager. RMR provides investment, management, property management and administrative services to us. RMR originates and presents investment opportunities to our Board of Trustees. In evaluating potential investments, we consider factors such as: the historical and projected rents received and likely to be received from the property to meet operational needs and financing obligations and to provide a competitive market return on our investments; the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties; the growth, tax and regulatory environments of the market in which the property is located; the quality, experience, and credit worthiness of the property's operator and tenants; an appraisal of the property, if available; occupancy and demand for similar properties in the same or nearby markets; the construction quality, physical condition and design of the property; the geographic area and type of property; and the pricing of comparable properties as evidenced by recent arms length market sales.

         Prior to investing in properties, we obtain title commitments or policies of title insurance insuring that we hold title to or have mortgage interests in such properties, free of material liens and encumbrances.

         Our investments are structured using leases with minimum and/or additional rent and escalation provisions, loans with fixed or floating rates, joint ventures and partnerships with affiliated or unaffiliated parties, commitments or options to purchase interests in real estate, mergers or any combination of the foregoing that will best suit the particular investment.

         In connection with our current bank credit facility, we have agreed to obtain lender approval before exceeding investment concentrations based on certain criteria (see "Borrowing Policy"). Among these are that no more than 40% of our investments be operated by any single tenant or mortgagor and that no new hotel investments be made. No limits, other than those in connection with our bank credit facility, have been set on the number of properties in which we will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, our Board of Trustees consider concentration of investments in determining whether to make new or increase existing investments.

         Our Declaration of Trust and operating policies provide that any investment in facilities owned by us or operated by RMR, persons expressly permitted under the Declaration of Trust to own more than 8.5% of our shares, or any company affiliated with any of the foregoing must be approved by a majority of the Board of Trustees not affiliated with any of the foregoing.

         We have in the past considered and may in the future consider, from time to time, the acquisition of or merger with other companies engaged in the same business as us; however, we have no present agreements or understandings concerning any such acquisition or merger.

         Borrowing Policy. In addition to the use of equity, we utilize short-term and long-term borrowings to finance investments. We have a bank credit facility of $500 million. In February 1999, the bank credit facility was amended to permit the possible spin-off of our senior housing properties. The bank credit facility (which is guaranteed by most of our subsidiaries) is used for acquisition funding on an interim basis until equity or long-term debt is raised and for working capital and general business purposes. Outstanding borrowings under the bank credit facility at December 31, 1998 were $100 million.

         Our borrowing guidelines established by our Board of Trustees and covenants in various debt agreements prohibit us from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 1998, our debt to equity ratio was .62 to 1. Our senior unsecured debt also imposes covenants on us which may limit our ability to borrow. The Declaration of Trust prohibits us from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of our net assets, unless approved by a majority of the Board of Trustees not affiliated with us. There can be no assurance that debt capital will in the future be available at reasonable rates to fund our operations or growth.

Business Developments Since January 1, 1998

Investments

         During 1998, we acquired 48 office properties and five senior housing properties for an aggregate amount of $981.6 million and provided improvement funding totaling $17.2 million to our existing properties.

Financing

         During 1998, we sold 25,000,000 common shares in a public offering and sold 6,977,575 common shares in four offerings to unit investment trusts sponsored by various investment banks, raising gross proceeds of $612.4 million (net $580.3 million). Proceeds from these offerings were used to repay amounts outstanding under our revolving bank credit facility, to purchase real estate and for general business purposes. In addition, we issued 362,217 common shares due to the conversion of $6.8 million of our convertible subordinated debentures and issued 286,400 common shares for the purchase of real estate.

         Since January 1, 1998, we have issued the following senior unsecured fixed rate term notes: $100 million of 6.7% Senior Notes due 2005 issued in February 1998; $160 million of 6-7/8% Senior Notes due 2002 issued in August 1998; $143 million of 8-1/2% Senior Notes due 2013 issued in November 1998; and $90 million of 7-7/8% Senior Notes due 2009 in March, 1999. In addition, we issued $50.0 million of senior unsecured remarketed reset notes which are due in 2007 and bear interest at LIBOR plus a premium. The $532.8 million aggregate net proceeds from these notes were used to repay amounts then outstanding under our revolving bank credit facility, to purchase real estate and for general business purposes.

         In April 1998, we increased and extended our unsecured revolving bank credit facility with a group of banks for which Dresdner Bank AG acts as agent. The new credit facility permits borrowings of up to $500.0 million, matures in 2002 and bears interest at LIBOR plus a premium. We recognized an extraordinary loss on the early extinguishment of debt for $2.1 million as a result of the write-off of deferred financing fees associated with our previous bank credit facility.

Other Developments

         Since January 1, 1998, we disposed of one office property and six senior housing properties for $39.6 million, including two senior housing properties for $22.5 million in 1999. During this period, we also received full repayments for $36.0 million of mortgages secured by ten senior housing properties, including two senior housing properties for $3.0 million in 1999.

         In December 1998, we entered an agreement for the disposition of 12 senior housing properties. The net proceeds of this disposition are expected to be about $65.0 million, and are subject to seller financing. These transactions are expected to close within the next 30 to 60 days.

         In December 1998, we announced a plan for a possible separate financing which would include a public offering of common shares of one of our subsidiaries, Senior Housing Properties Trust ("SNH"), and a distribution to our shareholders of common shares of that subsidiary. The public offering and distribution constitute one alternative transaction that we are considering with respect to financing our senior housing real estate investments. The SNH transaction as described in the SEC filing is not likely to occur under present market conditions. At this time, we are considering various alternative transactions which would reposition our senior housing properties into a separate publicly owned REIT.

         On July 1, 1998, we changed our name from "Health and Retirement Properties Trust" to "HRPT Properties Trust", reflecting our investment in commercial office properties as well as senior housing real estate.

The Investment Manager

         RMR is a Delaware corporation owned by Gerard M. Martin and Barry M. Portnoy. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 332-3990. As of January 1, 1998, we entered into separate investment advisor and property management agreements with RMR. RMR provides investment, management, property management services and administrative services to us. In addition, an affiliate of RMR also provides garage management services to some of our properties. RMR also acts as the investment manager to HPT and has other business interests. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of RMR are David J. Hegarty, President and

Secretary, John G. Murray, Executive Vice President, John Popeo, Treasurer, and Ajay Saini, John A. Mannix, David Lepore and Thomas M. O'Brien, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our managing trustees and David J. Hegarty, Ajay Saini, John A. Mannix and David M. Lepore are our officers.

Employees

         As of March 16, 1999, we had no employees. RMR, which administers our day-to-day operations, had 177 full-time employees and three active directors as of that date.

Regulation and Reimbursement

         Our tenants and borrowers who operate senior housing properties, including long-term care facilities, retirement communities and assisted living centers, must comply with federal, state and local statutes and regulations in order to operate the properties. The health care industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Certificates of Need. Certain of our investments are in senior housing properties which require certificates of need ("CONs") prior to expansion of beds or services, certain capital expenditures, and in some states, a change in ownership. CON requirements are not uniform throughout the United States. Changes in CON requirements may affect competition, profitability of the properties and our opportunities for investment in senior housing properties.

Federal and State Regulation and Reimbursement. Our senior housing properties are affected by a number of federal and state statutes and regulations, including state licensing laws, laws related to reimbursement of long-term care facilities under Medicare and Medicaid programs and federal and state anti-fraud and anti-kickback laws. In order to receive Medicare and Medicaid reimbursement, our tenants and borrowers who operate long-term care facilities must demonstrate that the facilities are in substantial compliance with state licensing and federal certification standards, which include extensive resident care and physical plant requirements. Federal and state agencies regularly monitor the quality of care provided and regularly inspect the physical conditions of long-term care facilities. Medicare and Medicaid laws limit reimbursement for capital costs and in some circumstances for rental or lease expenses. Under the Balanced Budget Act of 1997 (Public Law 105-33), (the "BBA"), the federal Department of Health and Human Services, ("HHS"), has adopted a Medicare prospective payment system for skilled nursing facilities which includes capital-related costs and is being phased in over three years beginning July 1, 1998. Many states have adopted Medicaid prospective payment systems. The BBA also increases states' flexibility in establishing Medicaid rates for nursing facility services, repeals the Boren Amendment under which Medicaid providers had the right to challenge the adequacy of Medicaid rates and strengthens the ability of HHS and the states to exclude providers from the Medicare and Medicaid programs for health care-related offenses. Reduction in Medicare rates and Medicaid rates may have a negative effect on some of our tenants or borrowers and may effect their ability to pay rent or mortgage interest income to us.

         Two federal government studies are currently underway to provide background information and make recommendations regarding the future regulation of and the possibility of increased governmental funding for the assisted living industry. One study is being conducted by the General Accounting Office ("GAO") for the Senate Special Committee on Aging and is focused upon consumer protection and quality of care issues. The second study is being conducted by the HHS's Assistant Secretary for Planning and Evaluation and is expected to touch upon all aspects of the assisted living industry including quality of care and financing. A 1998 National Academy for State Health Policy study, which is part of this second study, found that 22 states had implemented licensing standards specifically for assisted living and draft rules had been issued in an additional six states, and predicted that every state will soon have reviewed their regulations governing residential care settings. These studies are expected to be completed during 1999. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations; and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that with the absence of federal standards, the states' policies will continue to vary widely.

         HHS's Health Care Financing Administration, ("HCFA"), has begun to implement an initiative to increase the effectiveness of Medicare/Medicaid nursing facility survey and enforcement activities by HCFA and the states. HCFA's initiative follows its July 1998 report to Congress on the effectiveness of the survey and enforcement system, several March 1999 reports by HCFA's Office of Inspector General concerning quality of care in nursing homes, a July 1998 GAO report which found inadequate care in a significant proportion of California nursing homes and March 1999 GAO reports which recommended that HCFA and the states strengthen their enforcement activities to ensure that nursing homes maintain compliance with federal health care standards. In July 1998 and March 1999 the Senate Special Committee on Aging held hearings on these issues. HCFA plans to focus survey and enforcement efforts at nursing facilities with repeat violations of Medicare/Medicaid standards, including chain-operated facilities with patterns of noncompliance. HCFA also is requiring state agencies to use enforcement sanctions and remedies more promptly and effectively when substandard care is identified, and HCFA is increasing its oversight of state survey agencies. In addition, HCFA has adopted new regulations expanding the ability of HCFA and the states to impose civil money penalties in instances of noncompliance. Medicare/Medicaid survey results for each facility are being posted on the Internet. A newly-enacted federal law prohibits nursing homes which reduce their Medicaid participation from evicting Medicaid residents. Federal efforts to target fraud and abuse and kickback violations by Medicare and Medicaid providers have also increased. An adverse determination concerning any operator's licensure or eligibility for government reimbursement or its compliance with applicable federal or state statutes on regulations may affect such operator and its affiliates and may affect their ability to pay their rent or mortgage interest income.

         A number of legislative proposals that would affect major reforms of the health care system have been introduced in Congress, such as additional Medicare and Medicaid reforms and cost containment measures. We cannot predict whether any such legislative proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business, lessees or mortgagors.

Competition.

         We compete with other real estate investment trusts in that each is continually seeking attractive investment opportunities in office and senior housing facilities and other types of real estate. We also compete with banks, non-bank finance companies, leasing companies and insurance companies.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as an investment asset rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

         - a bank, life insurance company, regulated investment company, or other financial institution,

         -        a broker or dealer in securities or foreign currency,

         -        a person that has a  functional  currency  other than the U.S.
                  dollar,

         - a person who acquires our shares in connection with his employment or other performance of services,

         -        a person subject to alternative minimum tax,

         - a person who owns our shares as part of a straddle, hedging transaction, or conversion transaction, or

         - except as specifically described in the following summary, a tax-exempt entity or a foreign person.


The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. The following summary is thus qualified by applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Thus, future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. No ruling has been sought from the Internal Revenue Service with respect to any matter described in this summary, and there can be no assurance that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax considerations, and does not discuss any state, local, or foreign tax considerations. For all these reasons, we urge you to consult with your tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         For purposes of this summary, you are a "U.S. shareholder" if you are a beneficial owner of our shares and for federal income tax purposes are:

         (1)      a citizen or resident of the United States,

         (2) a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations,

         (3) an estate the income of which is subject to federal income taxation regardless of its source, or

         (4) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996 to the extent provided in Treasury regulations.

Conversely, you are a "non-U.S. shareholder" if you are a beneficial owner of our shares and are not a U.S. shareholder.

Taxation as a REIT

         We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1987. Our REIT election, assuming continuing compliance with the federal income tax qualification tests summarized below, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent the distributions do not exceed our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of these dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a shareholder's basis in its shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions on our outstanding preferred shares, if any, and thereafter to distributions on our common shares. For tax purposes, our distributions per common share paid in 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996,
1997 and 1998 aggregated $1.085,  $.840,  $1.13,  $1.16,  $1.22,  $1.25,  $1.29,
$1.32, $1.37, $1.41, $1.45 and $1.51 respectively, of which $.289, $.065, $.332,
$.267,  $.104,  $.218, $.335, $.081, $.161, $.350, $.252 and $.096 respectively, represented a return of capital. The federal income taxation of our distributions to you is discussed in more detail in the following sections of this summary.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 1998 taxable years, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. These opinions are conditioned upon the assumption that our leases, our declaration of trust and by-laws, and all other legal documents to which we are or have been a party have been and will be complied with by all parties to these documents, upon the accuracy and completeness of the factual matters described in this Annual Report, and upon representations made by us. The opinion of Sullivan & Worcester LLP is based on the law as it exists today, but the law may change in the future, possibly with retroactive effect. Also, an opinion of counsel is not binding on the Internal Revenue Service or the courts, and the IRS or a court could take a position different from that expressed by counsel.

         Our qualification and taxation as a REIT will depend upon our ability to meet the various REIT qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we have operated and will continue to operate in a manner to satisfy the various REIT qualification tests, Sullivan & Worcester LLP has not reviewed and will not review our compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and distribute to our shareholders at least 95% of our "real estate investment trust taxable income," computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, we generally will not be subject to federal corporate income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

         -        We  will  be  taxed  at   regular   corporate   rates  on  any
                  undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

         - If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on items of tax preference.

         - If we have (1) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (2) other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, which is currently 35%.

         - If we have net income from prohibited transactions, including sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, this income will be subject to tax at a 100% rate.

         - If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, multiplied by a fraction intended to reflect our profitability.

         - If we fail to distribute for any calendar year at least the sum of (1) 85% of our REIT ordinary income for that year, (2) 95% of our REIT capital gain net income for that year, and (3) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

         - If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of
                  (1) the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation or (2) the gain we recognize in the disposition.

         If we invest in properties in foreign countries, our profits from these investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then our taxable income will be distributed to our shareholders and we will not pay federal corporate income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. We will also not be able to pass through to our shareholders any foreign tax credits.

         If we fail to qualify for federal income taxation as a REIT in any taxable year, then we will be subject to federal taxes in the same manner as an ordinary corporation. Distributions to our shareholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will these distributions be required to be made. In that event, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will be taxable as ordinary dividend income, and subject to limitations in the Internal Revenue Code will be eligible for the dividends received deduction for corporations. We would also generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

REIT Qualification Requirements

         General Requirements. Section 856(a) of the Internal Revenue Code defines a REIT as a corporation, trust or association:

         (1)      that is managed by one or more trustees or directors;

         (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

         (3) that would be taxable, but for Sections 856 through 859 of the Internal Revenue Code, as an ordinary domestic corporation;

         (4) that is neither a financial institution nor an insurance company subject to special provisions of the Internal Revenue Code;

         (5) the beneficial ownership of which is held by 100 or more persons;

         (6) that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

         (7)      that  meets  other   tests   regarding   income,   assets  and
                  distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that conditions (5) and (6) need not be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during the requisite periods for each of our taxable years ending on or before December 31, 1998, and that we will continue to satisfy those conditions.
There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust contains provisions restricting transfers of our shares and giving the trustees the power to redeem our shares. In addition, commencing with our 1998 taxable year, if we comply with applicable Treasury regulations for ascertaining the ownership of our outstanding shares and do not know, or exercising reasonable diligence would not have known, whether we failed condition (6), then we will be treated as satisfying condition (6). Also, our failure to comply with these applicable Treasury regulations for ascertaining ownership of our outstanding shares may result in a penalty to us of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these applicable Treasury regulations, and request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         The rule that an entity will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of its outstanding shares is owned directly or indirectly by five or fewer individuals is relaxed in the case of pension trusts owning shares in a REIT. Shares in a REIT held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if the REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally will be taxed on a portion of the dividends received from the REIT, based on the ratio of (1) the REIT's gross income for the year that would be unrelated trade or business income if the REIT were a qualified pension trust to (2) the REIT's total gross income for the year.

         Our Wholly-Owned Subsidiaries. Section 856(i) of the Internal Revenue Code provides that any corporation 100% of whose stock is held by the REIT is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction, and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries is either a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner pursuant to regulations under Section 7701 of the Internal Revenue Code. Thus, in applying all the federal income tax REIT qualification requirements described in this summary, our direct and indirect wholly-owned subsidiaries are ignored, and all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         Our Investments through Partnerships. We have invested, and in the future may invest, in real estate through one or more limited partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner are treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Income Tests. There have been three gross income requirements for qualification as a REIT under the Internal Revenue Code, but only the first two still apply in our current taxable years:

         - First, at least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

         - Second, at least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of (1) items of real property income that satisfy the 75% test described above, (2) dividends, (3) interest, (4) payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and (5) gain from the sale or disposition of stock, securities, or real property.

         - Third, for our 1997 and prior taxable years, less than 30% of our gross income must have been derived from (1) short-term gain from the sale or other disposition of stock or securities, including stock in other REITs or dispositions of interest rate swap or cap agreements, and (2) gain from prohibited transactions or other dispositions of real property held for less than four years, other than involuntary conversions and sales of foreclosure property.

For purposes of these three requirements, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property" under Section 856 of the Internal Revenue Code, several requirements must be met:

         - First, the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales.

         - Second, rents do not qualify if the REIT owns 10% or more of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, ownership directly or by attribution by an unaffiliated third party of more than 10% of our shares and more than 10% of the stock of one of our lessees would result in this lessee's rents not qualifying as rents from real property. Our declaration of trust provides that transfers or purported acquisitions, directly or by attribution, of shares that could result in our disqualification as a REIT under the Internal Revenue Code are null and void and permits the trustees to repurchase shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status under the Internal Revenue Code from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

         - Third, in order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, for our 1998 and later taxable years, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income of the property.

         - Fourth, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; but if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented.

Substantially all of our gross income has been and is expected to continue to be attributable to rental income. We believe that all or substantially all our rents have qualified and will continue to qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code, but if for some reason a significant amount of our rents do not so qualify, we may fail the 95% or 75% gross income tests.

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

         Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that any occasional disposition of real estate that we might make will not be subject to the 100% penalty tax, because we intend to: (1) own our real estate assets for investment with a view to long-term income production and capital appreciation,
(2) engage in the business of developing, owning and operating our existing real estate assets and acquiring, developing, owning and operating other real estate assets, and (3) make occasional dispositions of real estate assets consistent with our long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:
(1) our failure to meet the test was due to reasonable cause and not due to willful neglect, (2) we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return, and (3) any incorrect information on the schedule was not due to fraud with intent to evade tax. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply to us, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability. No similar relief provision is available if we failed the 30% gross income test for any taxable year in which that test was applicable.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy three percentage tests relating to the nature of our assets:

         - First, at least 75% of the value of our total assets must consist of (1) real estate assets, (2) cash and cash items,
                  (3) shares in other REITs, (4) government securities, and (5) stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

         - Second, not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

         - Third, of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one issuer's outstanding voting securities.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We have maintained and intend to continue to maintain records of the value of our assets to document our compliance with the above three asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of (1) 95% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, but computed without regard to the dividends paid deduction and net capital gain, and (2) 95% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. Dividends declared in October, November, or December and paid during the following January will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions between our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirement, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirement. Taking into account our distribution policies, including our dividend reinvestment plan, we believe that we have not made and expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

         In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.

         If we do not have enough cash or other liquid assets to meet the 95% distribution requirements, we may find it necessary to arrange for new debt or equity financing to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

         If we fail to distribute sufficient dividends for any year, we may be able to rectify this failure by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

Depreciation and Federal Income Tax Treatment of Leases

         For federal income tax purposes, including for purposes of computing our earnings and profits, we have generally elected to depreciate our real property on a straight-line basis over 40 years and our personal property over 12 years. We will be entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements. As to approximately 0.7% of our leased facilities which constitute personal property, it is not entirely clear that we will be treated as the owner of this personal property.

         In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property exceeds our purchase price for that property. Because of the lack of clear precedent, we cannot provide assurances as to whether or not the IRS might successfully assert the existence of prepaid rental income in our sale-leaseback transactions.

         Additionally, Section 467 of the Internal Revenue Code, which concerns leases with increasing rents, may apply to those of our leases which provide for rents that increase from one period to the next. Section 467 of the Internal Revenue Code provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. Where constant rent accrual is required, we could recognize rental income from a lease in excess of cash rents and, as a result, encounter difficulty in meeting the 95% distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Because Section 467 of the Internal Revenue Code directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, and because regulations proposed to be effective for "disqualified leaseback agreements" entered into after June 3, 1996 adopt this rule, the additional rent provisions in our leases that are based on a fixed percentage of lessee receipts generally should not cause the leases to be "disqualified leaseback agreements." In addition, the legislative history of Section 467 of the Internal Revenue Code indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed not motivated by tax avoidance, and the proposed regulations permit a 10% fluctuation.

Taxation of U.S. Shareholders

         As long as we qualify as a REIT for federal income tax purposes, a distribution by us to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate U.S. shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Tax Code. In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case,

         (1) we will be taxed at regular corporate capital gains tax rates on retained amounts,

         (2) each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend,

         (3) each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay,

         (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay, and

         (5)      both  we  and  our  corporate  U.S.   shareholders  will  make
                  commensurate   adjustments  in  our  respective  earnings  and
                  profits for federal income tax purposes.

If we elect to retain our net capital gain in this fashion, we will notify U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year. Because we are a REIT, neither our ordinary income dividends nor our capital gain dividends will qualify for any dividends received deduction for our corporate U.S. shareholders.

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property at the time of disposition. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of our shares will on a percentage basis equal the ratio of (1) the amount of the total dividends paid or made available for the year to the holders of that class of shares, to (2) the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportional among all classes of our shares.

         Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the U.S. shareholder's adjusted basis in our shares, but will reduce the U.S. shareholder's basis in our shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

         Dividends that we declare in October, November or December of a taxable year to shareholders of record on a date in those months will be deemed to have been received by shareholders on December 31 of that taxable year, provided we actually pay these dividends during the following January. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations would require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

         The sale or exchange of our shares will result in recognition of gain or loss to a U.S. shareholder in an amount equal to the difference between the amount realized and the U.S. shareholder's adjusted basis in the shares sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the U.S. shareholder's holding period in the shares exceeds one year. Long-term capital gains will generally be taxed to noncorporate U.S. shareholders at a maximum rate of 20%. In addition, any loss upon a sale or exchange of our shares by a U.S. shareholder who has held our shares for six months or less will generally be treated as a long-term capital loss to the extent of our distributions required to be treated by the U.S. shareholder as long-term capital gain. The relevant six-month holding period is determined after applying the holding period rules under Section 857 of the Internal Revenue Code.

         U.S. shareholders other than corporations who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions and, if an appropriate election is made by the U.S. shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the U.S. shareholder's basis will not enter into the computation of net investment income. Under Section 469 of the Internal Revenue Code, U.S. shareholders, except for corporations that are other than closely held C corporations or personal service corporations, generally will not be entitled to deduct losses from so-called passive activities except to the extent of their income from passive activities. For purposes of these rules, distributions received by a U.S. shareholder from us will not be treated as income from a passive activity and thus will not be available to offset a U.S. shareholder's passive activity losses.

Taxation of Tax-Exempt U.S. Shareholders

         In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to U.S. shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the U.S. shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code, or our shares are otherwise used in an unrelated trade or business conducted by the U.S.
shareholder.

         Special rules apply to tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a "pension-held REIT" at any time during a taxable year. The pension trust may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of

         (1) the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

         (2) the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if (a) the REIT is "predominantly held" by tax-exempt pension trusts, and (b) the REIT would otherwise fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries. A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the restrictions in our declaration of trust regarding the ownership concentration of our shares, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Taxation of Non-U.S. Shareholders

         The rules governing the federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, you should consult with your own tax advisor to determine the impact of federal, state, local, and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

         In general, a non-U.S. shareholder will be subject to regular federal income tax in the same manner as our U.S. shareholders with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Tax Code, which is payable in addition to regular federal corporate income tax. The balance of this discussion on the federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange by us of a United States real property interest and that is not designated by us as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of our taxable year, withholding at the rate of 30% or applicable lower treaty rate will be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of our shares, as discussed below. A non-U.S. shareholder may seek a refund of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits, provided that the required information is furnished to the IRS.

         For any year in which we qualify as a REIT, our distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder would be required to file a United States federal income tax return reporting these amounts, even if applicable withholding were imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Tax Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated by us as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of our shares will on a percentage basis equal the ratio of (1) the amount of the total dividends paid or made available for the year to the holders of that class of shares, to (2) the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 1999, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we receive certification from the shareholder of its non-U.S. shareholder status. The new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

         If our shares are not "United States real property interests" within the meaning of Section 897 of the Tax Code, a non-U.S. shareholder's gain on sale of our shares generally will not be subject to federal income taxation, except that a nonresident alien individual who was present in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus that a non-U.S. shareholder's gain on sale of our shares will not be subject to federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to federal income taxation as a sale of a United States real property interest, if (1) our shares are "regularly traded," as defined by applicable Treasury regulations, on an established securities market such as the New York Stock Exchange, and (2) the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of our shares. If the gain on the sale of our shares were subject to federal income taxation, the non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain, would be required to file a United States federal income tax return reporting that gain, and in the case of corporate non-U.S. shareholders might owe branch profits tax under
Section 884 of the Tax Code. In any event, a purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, the purchaser of our shares may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting Requirements

         We will report to our U.S. shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless the U.S. shareholder (1) is a corporation or comes within other exempt categories and when required demonstrates that fact or (2) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding rules and otherwise complies with applicable requirements of the backup withholding rules. A U.S. shareholder who does not provide us with his correct taxpayer identification number may be subject to penalties imposed by the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any U.S. shareholder who fails to certify his non-foreign status to us.

           We will report to our non-U.S. shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. As discussed above, withholding rates of 30% and 35% may apply to distributions to non-U.S. shareholders, and new Treasury regulations will when effective alter the information reporting and withholding rules applicable to non-U.S. shareholders.

         The payment of the proceeds from the disposition of our shares to or through the United States office of a broker will generally be subject to information reporting and backup withholding at a rate of 31% unless under penalties of perjury you certify your status as a non-U.S. shareholder or otherwise establish an exemption. The payment of the proceeds from the disposition of our shares to or through a non-United States office of a broker generally will not be subject to backup withholding and information reporting.

         Any amounts required to be withheld from payments to you will be collected by us or other applicable withholding agents for remittance to the IRS. Amounts withheld are generally not an additional tax and may be refunded or credited against your federal income tax liability, provided that you furnish the required information to the IRS. In addition, the absence or existence of applicable withholding does not necessarily excuse you from filing applicable United States federal income tax returns.

Other Tax Considerations

         You should recognize that our and our shareholders' present federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts occur frequently. No prediction can be made as to the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting us or our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax treatment may not conform to the federal income tax consequences discussed above.

         We thus urge you to consult your own tax advisor regarding the specific federal, state, local, foreign and other tax consequences to you of the acquisition, ownership, and disposition of our shares.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

         Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA") must consider the following:

         -        whether  their   investment   in  our  shares   satisfies  the
                  diversification requirements of ERISA;

         - whether the investment is prudent in light of possible limitations on the marketability of our shares;

         - whether they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

         - whether the investment is otherwise consistent with their fiduciary responsibilities.

         Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any Individual Retirement Account, "Keogh Plan" or other qualified retirement plan not subject to Title I of ERISA should consider that an IRA or such a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should also consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA plan, an IRA, or certain types of non-ERISA plans such as Keogh plans ("Non-ERISA Plans") and persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan, IRA, or other Non-ERISA Plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA Plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan or IRA. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA is maintained or his beneficiary, the IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is a prohibited transaction.

Special Fiduciary and Prohibited Transactions Considerations

         The Department of Labor, which has administrative responsibility over ERISA plans as well as over IRAs and other Non-ERISA Plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or Non-ERISA Plan or IRA acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan's or Non-ERISA Plan's or IRA's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         Each class of our shares--that is, our common shares and any class of preferred shares that may be outstanding--must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our shares has been registered under the Securities Exchange Act of 1934.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. Our common shares have been widely held and we expect our common shares to continue to be widely held. We expect the same to be true of any class of preferred stock that we issue, but we can give no assurance in that regard.

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

         - any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

         - any requirement that advance notice of a transfer or assignment be given to us and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

         - any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

         - any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

         We believe that the restrictions imposed under the declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that at present there exist no other facts or circumstances limiting the transferability of our common or preferred shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

         Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of our shares, we have received an opinion of counsel that such shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be "plan assets" of any ERISA plan, IRA or Non-ERISA Plan that invests in our shares.

         If our assets are deemed to be plan assets under ERISA, then

         - the prudence standards and other provisions of Part 4 of Title I of ERISA would be applicable to investments made by us;

         - the person or persons having investment discretion over the assets of ERISA plans which invest in us would be liable under
                  Part 4 of Title I of ERISA for investments made by us which do not conform to the ERISA standards, unless the investment decision was made by an advisor that has registered as an investment adviser under the Investment Advisers Act of 1940 and other applicable conditions are satisfied, in which case the registered advisor would potentially have such liability;

         - transactions that we might enter into in the ordinary course of its business and operation might constitute "prohibited transactions" under ERISA and the Internal Revenue Code.

Item 2.  Properties

         General. At December 31, 1998, approximately 29% of our total investments were in senior housing properties, 67% were in office buildings and 4% were in hotels through our equity investment in HPT. We believe that the physical plant of each of the facilities in which we have invested is suitable and adequate for our present and any currently proposed uses. At December 31, 1998, we had real estate investments totaling $3.0 billion (at cost) in 256 properties that were leased to or operated by over approximately 700 tenants or mortgagors, plus an investment of approximately $110.6 million (carrying value) in approximately 8.8% of the common shares of HPT, which has investments in 170 hotel properties. At December 31, 1998, three properties with an aggregate cost of $45.1 million were secured by two mortgages aggregating $24.8 million.

The following table summarizes some information about our properties as of December 31, 1998. All dollar figures are in thousands.


REAL ESTATE OWNED:
                                          Number of           Number of          Investment             Minimum
Location                                  Facilities         Beds/Units            Amount          Rent/Interest (1)
-----------------------------------------------------------------------------------------------------------------------

Senior Housing Properties:
Arizona                                       6                    801                $42,861                 $4,152
California                                    8                  1,344                 53,879                  7,575
Colorado                                      8                  1,011                 34,348                  4,747
Connecticut                                   9                  1,527                 95,566                 11,961
Florida                                       5                  1,527                131,990                 10,787
Georgia                                       4                    401                 12,308                  1,354
Illinois                                      2                    704                 98,742                  7,933
Iowa                                          7                    375                  8,207                    986
Kansas                                        1                     59                  1,320                    164
Maryland                                      1                    351                 33,080                  4,387
Massachusetts                                 5                    762                 82,059                 10,044
Missouri                                      2                    215                  3,788                    591
Nebraska                                      1                     80                  1,934                    230
New Hampshire                                 1                    108                  3,754                    437
New Jersey                                    1                    150                 13,007                  1,444
New York                                      1                    103                 10,700                  1,070
North Carolina                                3                    309                  6,389                  1,087
Ohio                                          2                    400                  9,872                  1,356
Pennsylvania                                  1                    120                 15,598                  1,951
South Dakota                                  3                    361                  7,589                    982
Texas                                         1                    145                 12,410                  1,302
Vermont                                       8                    808                 29,766                  3,316
Virginia                                      3                    848                 57,666                  6,284
Washington                                    2                    303                 19,542                  2,093
Wisconsin                                     8                  1,145                 33,021                  5,490
Wyoming                                       3                    243                  7,246                    849
                                      ------------------- ------------------ ------------------- ----------------------
         Subtotal                            96                 14,200                826,642                 92,572
                                      ------------------- ------------------ ------------------- ----------------------

Office Properties:
Alaska                                        1                     --                  1,000                    441
Arizona                                       3                     --                 21,995                  2,873
California                                   18                     --                253,771                 33,014
Colorado                                      2                     --                 21,806                  2,717
Connecticut                                   2                     --                 14,325                  2,394
Delaware                                      1                     --                 44,090                  4,160
District of Columbia                          5                     --                207,521                 28,448
Florida                                       4                     --                 11,588                  1,066
Georgia                                       1                     --                  2,978                    553
Kansas                                        1                     --                  5,949                  1,772
Maryland                                      7                     --                158,084                 21,429
Massachusetts                                29                     --                169,476                 27,765
Minnesota                                     3                     --                 40,704                  4,117
Missouri                                      1                     --                  7,776                    940
New Jersey                                    4                     --                 29,947                  3,637
New Mexico                                    2                     --                 11,021                  1,298
New York                                      5                     --                174,525                 32,994
Ohio                                          1                     --                 15,276                  2,151
Oklahoma                                      1                     --                 24,762                  3,084
Pennsylvania                                 16                     --                538,399                 80,897
Rhode Island                                  1                     --                  8,010                    836
Tennessee                                     1                     --                 22,173                  2,965
Texas                                        17                     --                254,187                 40,639
Virginia                                      4                     --                 53,874                  7,160
Washington                                    2                     --                 21,388                  2,426
West Virginia                                 1                     --                  4,898                    874
Wyoming                                       1                     --                 10,317                  1,288
                                      ------------------- ------------------ ------------------- ----------------------
         Subtotal                           134                     --              2,129,840                311,938
                                      =================== ================== =================== ======================
Total Real Estate                           230                 14,200             $2,956,482               $404,510
                                      =================== ================== =================== ======================

MORTGAGE AND NOTE INVESTMENTS:
                                          Number of           Number of          Investment             Minimum
Location                                  Facilities         Beds/Units            Amount          Rent/Interest (1)
-----------------------------------------------------------------------------------------------------------------------
Senior Housing Properties:
California                                     4                   688                 $14,643                $1,851
Connecticut                                   --                    --                   1,000                   109
Florida                                        1                   248                   5,000                   525
Kansas                                         2                   122                   1,208                   174
Louisiana                                      1                   118                  18,992                 2,293
Michigan                                       2                   342                   9,181                 1,146
Nebraska                                       9                   610                   8,770                 1,007
North Carolina                                 2                   174                   2,803                   300
Ohio*                                          1                   100                   1,782                   223
Texas                                          4                   390                   4,844                   460
Wisconsin                                     --                    --                     883                   121
                                       ------------------- ------------------ ------------------ ----------------------
         Subtotal                             26                 2,792                  69,106                 8,209
                                       ------------------- ------------------ ------------------ ----------------------
Office Properties:
California*                                   --                    --                     122                    10
                                       ------------------- ------------------ ------------------ ----------------------
         Subtotal                             --                    --                     122                    10
                                       =================== ================== ================== ======================
Total Mortgages and Notes                     26                 2,792                 $69,228                $8,219
                                       =================== ================== ================== ======================

*    Amounts represent or include notes receivable related to improvements to real estate owned.
(1)  Amounts  represent  obligations  due to us for  properties  owned during the 12 months ended  December 31, 1998 and  annualized obligations due to us for properties acquired during 1998, at December 31, 1998.

Item 3.  Legal Proceedings

         As previously disclosed, in early 1995 we commenced an action in Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor, together with certain related parties (collectively, the "Former Tenant"). In May 1995 the Former Tenant filed a counterclaim and third-party complaint against HRP and others including Messrs. Martin and Portnoy, HRPT Advisors, Inc. and Sullivan & Worcester LLP, seeking, among other things, to set aside the indemnity agreement and to recover substantial damages. After a Massachusetts state court ordered the dispute to arbitration and a Florida court stayed further proceedings pending arbitration, the Former Tenant brought a separate action against HRP in the United States District Court for the District of Massachusetts and realleged many of the same allegations made in the counterclaims and third-party complaints previously brought by them in response to HRP's original action, and adding allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of 18 U.S.C ss. 1962 (RICO). In September 1996, the United States District Court for the District of Massachusetts ordered the case brought by the Former Tenant dismissed and all disputes between the Former Tenant and HRP referred to arbitration.

         The arbitration is proceeding, and although the amount of damages claimed by the Former Tenant is material, all claims of the Former Tenant against HRP were dismissed in January of this year, except a basic claim for common law fraud, which is scheduled for trial before the arbitrators in October 1999. The arbitrators' ruling, dismissing all but one claim against HRP, both narrows substantially the scope of claims pending against HRP and diminishes greatly the risk of the Former Tenant being able to hold HRP liable for (i) attorneys fees and costs, or (ii) multiple damages, should the Former Tenant prevail on its sole remaining claim against HRP. We continue to pursue our indemnity claims in the arbitration.

         As we have previously disclosed, certain related cases have also been filed by creditors or assignees of the Former Tenant. The amounts of damages claimed by the creditors or assignees of the Former Tenant are material. We will defend the claims of the creditors or assignees of the Former Tenant in these related proceedings, currently pending in Massachusetts Superior Court. The outcome of the arbitration and the related pending claims and proceedings cannot be predicted.

         The Declaration of Trust provides that our Trustees shall be indemnified in certain circumstances by HRP in connection with claims asserted against them by reason of their status, subject to various limitations contained in the Declaration of Trust. Were Messrs. Martin and Portnoy to be held liable in the proceedings described above, they may have a claim for indemnification from HRP.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Our Shares are traded on the New York Stock Exchange (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for the Shares as reported in the New York Stock Exchange Composite Transactions reports.

                                      High                   Low
1997
        First Quarter                $20 5/8                $18
        Second Quarter                19                     17 3/4
        Third Quarter                 19 1/8                 17 5/8
        Fourth Quarter                20 5/16                18 9/16

1998
        First Quarter                 20 15/16               19 5/8
        Second Quarter                20 1/4                 17 7/8
        Third Quarter                 18 13/16               15 5/8
        Fourth Quarter                17 1/8                 14

         The closing price of the Shares on the New York Stock Exchange on March 29, 1999 was $13 3/4.

As of March 5, 1999, there were approximately 5,951 holders of record of the Shares, and we estimate that as of such date there were in excess of 145,000 beneficial owners of the Shares.

         Dividends declared with respect to each period for the two most recent fiscal years and the amount of such dividends and the respective annualized rates are set forth in the following table.

                                           Dividend               Annualized
                                           Per Share             Dividend Rate
1997
     First Quarter                           $.36                  $1.44
     Second Quarter                           .36                   1.44
     Third Quarter                            .37                   1.48
     Fourth Quarter                           .37                   1.48

1998
     First Quarter                            .38                   1.52
     Second Quarter                           .38                   1.52
     Third Quarter                            .38                   1.52
     Fourth Quarter                           .38                   1.52

         All dividends declared have been paid. We intend to continue to declare and pay future dividends on a quarterly basis.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually will be at least 95% of our taxable income. All distributions will be made by us at the discretion of the Trustees and will depend on our earnings, our cash flow available for distribution, our financial condition and other factors that the Trustees deem relevant. We have in the past distributed, and intend to continue to distribute, substantially all of our "real estate investment trust taxable income" to our shareholders.

         As previously reported, in 1997 we entered into an Agreement of Merger (the "Merger Agreement") with Government Property Investors, Inc. ("GPI") pursuant to which we agreed to acquire up to 30 office buildings containing approximately 3.4 million square feet, substantially all of which is leased to various agencies of the United States government. The Merger Agreement provided for us to acquire these properties in a series of closings in exchange for our Shares. As of May 1998, the final closing under the Merger Agreement had occurred, and we had issued 4,271,428 Shares to GPI and its successors and assigns; however, the final number of Shares issuable in connection with the Merger Agreement had not been determined. In February, 1999, we issued an additional 256,246 Shares to GPI pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

         Set forth below is selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in Item 7 of our Current Report on Form 8-K dated March 5, 1999. Amounts are in thousands, except per Share information.

Income Statement Data:                                              Year Ended December 31,
                                          ----------------------------------------------------------------------------
                                              1998           1997           1996            1995            1994
                                          -------------- -------------- -------------- --------------- ---------------

Total revenues                                 $356,554       $208,863       $120,183       $113,322         $86,683
Income before gain (loss) on sale of
   properties and extraordinary item            146,656        112,204         77,164         61,760          57,878
Income before extraordinary item                146,656        115,102         77,164         64,236          51,872
Net income                                      144,516        114,000         73,254         64,236          49,919
Funds from operations  - basic (1)              211,715        146,312         99,106         84,638          71,851
Funds from operations - diluted (1)             227,904        162,738        103,253         84,638          71,851
Dividends declared (2)                          190,341        144,271         94,299         83,954          76,317

Per basic common share amounts:
Income before gain (loss) on sale of
   properties and extraordinary item               1.22           1.22           1.16          1.04             1.10
Income before extraordinary item                   1.22           1.25           1.16          1.08              .98
Net income                                         1.21           1.24           1.11          1.08              .95
Funds from operations - basic (1)                  1.77           1.59           1.50          1.43             1.36
Funds from operations - diluted (1)                1.74           1.57           1.49          1.43             1.36
Dividends declared (2)                             1.52           1.46           1.42          1.38             1.33

Weighted average shares outstanding             119,867         92,168         66,255         59,227          52,738


Balance Sheet Data:                                                     At December 31,
                                          ----------------------------------------------------------------------------
                                              1998           1997           1996            1995            1994
                                          -------------- -------------- -------------- --------------- ---------------

Real estate properties, at cost              $2,956,482     $1,969,023     $1,005,739       $778,211        $673,083
Real estate mortgages and notes                  69,228        104,288        150,205        141,307         133,477
Investment in HPT                               110,554        111,134        103,062         99,959              --
Total assets                                  3,064,057      2,135,963      1,229,522        999,677         840,206
Total indebtedness                            1,132,081        787,879        492,175        269,759         216,513
Total shareholders' equity                    1,827,793      1,266,260        708,048        685,592         602,039


(1)  Our Funds From Operations ("FFO") represents net income (computed in accordance with generally accepted  accounting  principles
     ("GAAP")),  before gain or loss on sale of properties  and  extraordinary  items,  depreciation  and other  non-cash  items and includes HRP's pro rata share of HPT's FFO. Management considers FFO to be a measure of the financial  performance of an equity
     REIT that provides a relevant basis for comparison among REITs. FFO does not represent cash flow from operating  activities (as determined  in  accordance  with GAAP) and should not be considered  as an  alternative  to net income,  as an indicator of our financial performance or to cash flows as a measure of liquidity.

(2)  Amounts  represent  dividends  declared  with respect to the periods  shown.  Distributions  in excess of net income  generally constitute a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 5 of our Current Report on Form 8-K dated March 5, 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with interest rate changes. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1997. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future. At December 31, 1998, our total outstanding debt for fixed rate notes consisted of the following:

               Amount                       Coupon                     Maturity

Unsecured senior notes:
              $40.0 million                   7.25%                      2001
             $160.0 million                  6.875%                      2002
             $150.0 million                   6.75%                      2002
             $164.9 million                   7.50%                      2003
             $100.0 million                    6.7%                      2005
             $143.0 million                    8.5%                      2013

Secured notes:
              $13.1 million                   8.00%                      2008
              $11.7 million                   7.66%                      2009

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $3.8 million. The secured notes are secured by three of our office properties and require principal and interest payments through maturity.

         As of December 31, 1998, we had two series of senior unsecured notes that were subject to floating interest rates; a $500.0 million bank credit facility and another series of unsecured senior notes totaling $250.0 million. Our bank credit facility bears interest at floating rates and matures in 2002. At December 31, 1998, $400.0 million was available for drawing under our line of credit and $100.0 million was outstanding. Our line of credit is available to finance our acquisition commitments. As of December 31, 1998, our acquisition commitments required approximately $21.7 million (plus closing costs) of cash. Assuming these commitments were all funded with borrowings under our bank credit facility, and assuming interest rates increased 1/2 percentage point, our annualized interest cost would increase by approximately $108,500. Our unsecured senior notes totaling $250.0 million bear interest at floating rates and mature in 2007. Assuming interest rates increase 1/2 percentage point, our annualized interest costs would increase by approximately $1.3 million.

         Each of our obligations for borrowed money has provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value. In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates, by refinancing at lower rates prior to maturity.

         From time to time, we may enter into contracts to hedge our interest rate risk. As of December 31, 1998, we have not entered into any of these contracts.

         The market prices, if any, of each of our fixed rate obligations as of December 31, 1998 are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation typically will increase. Based on the balances outstanding at December 31, 1998, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $36.5 million (based on discounted cash flow analysis).

Item 8. Financial Statements and Supplementary Data

         The information required by this item is incorporated herein by reference to the consolidated financial statements of HRPT Properties Trust included in Item 7 of our Current Report on Form 8-K dated March 5, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Index to Financial Statements and Financial Statement Schedules

                              HRPT PROPERTIES TRUST

                                                                                                             Page
1)  The following consolidated financial statements of HRPT Properties Trust are incorporated  by reference to our Current  Report on Form 8-K dated March 5,
    1999. Page references are to such Current Report:
      Consolidated  Balance  Sheets  as  of  December  31,  1998  and  1997                                  F-3
      Consolidated  Statements  of  Income  for each of the  three  years in the
          periods ended December 31, 1998, 1997 and 1996                                                     F-4
      Consolidated  Statements  of  Shareholders'  Equity  for each of the three
          years in the periods ended December 31, 1998, 1997, and 1996                                       F-5
      Consolidated  Statements  of Cash Flows for each of the three years in the
          periods ended December 31, 1998, 1997, and 1996                                                    F-6
      Notes to Consolidated Financial Statements                                                             F-8

2) The following schedules are filed herewith:
      III - Real Estate and Accumulated  Depreciation                                                        S-1
      IV - Mortgage Loans on Real Estate                                                                     S-9


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         During the fourth quarter of 1998, we filed the following Current Reports on Form 8-K:

         (i) Current Report on Form 8-K dated November 12, 1998, relating to unaudited pro forma consolidated financial statements (Item
                  7).

         (ii) Current Report on Form 8-K dated November 24, 1998, filing as exhibits: (1) Purchase Agreement dated as of November 24, 1998 by and among the Company and the several underwriters named therein pertaining to $130,000,000 in aggregate principal amount of 8 1/2% Monthly Income Senior Notes due 2013, (2) Form of Supplemental Indenture dated as of November 30, 1998 by and between the Company and State Street Bank and Trust Company pertaining to $130,000,000 in aggregate principal amount of 8 1/2% Monthly Income Senior Notes due 2013, (3) Consent of Sullivan & Worcester LLP, and (4) Opinion of Sullivan & Worcester LLP relating to tax matters (Item 7).

         (iii) Current Report on Form 8-K dated December 23, 1998, relating to a financing plan for senior housing and healthcare real estate investments which would include a public offering of common shares of a subsidiary, and a distribution to shareholders of common shares of that subsidiary (Item 5).

(c)      Exhibits

         3.1      Composite   copy  of  Third   Amendment  and   Restatement  of
                  Declaration of Trust of the Company dated July 1, 1994, as amended to date. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 1, 1998)

         3.2 Articles Supplementary dated November 4, 1994 to Third Amendment and Restatement of Declaration of Trust dated July 1, 1994 creating the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.3 Articles Supplementary dated May 13, 1997 to Third Amendment and Restatement of Declaration of Trust dated July 1, 1994 increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.4 Articles Supplementary dated May 22, 1998 to Third Amendment and Restatement of Declaration of Trust dated July 1, 1994 increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998)

         3.5 By-laws of the Company, as amended to date. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         4.1 Form of Common Share Certificate. (incorporated by reference to the Company's Current Report on Form 8-K dated March 11,
                  1999)

         4.2 Rights Agreement dated October 17, 1994 between the Company and State Street Bank and Trust Company, as Rights Agent (including the form of Articles Supplementary relating to the Junior Participating Preferred Shares annexed as an exhibit thereto). (incorporated by reference to the Company's Registration Statement on Form 8-A dated October 24, 1994)

         4.3 Indenture, dated as of September 20, 1996, between the Company and Fleet National Bank ("Fleet"), as trustee. (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333- 02863)

         4.4 First Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures due 2003, Series A, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated October 7,
                  1996)

         4.5      Second  Supplemental  Indenture,  dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures due 2003, Series B, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated October 7,
                  1996)

         4.6 Third Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.25% Convertible Subordinated Debentures due 2001, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated October 7, 1996)

         4.7 Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company, as Trustee. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.8 Supplemental Indenture, dated July 9, 1997, by and between the Company and State Street Bank and Trust Company, as Trustee, relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.9 Supplemental Indenture No. 2 dated as of February 23, 1998 between the Company and State Street Bank and Trust Company, relating to $50,000,000 in principal amount of Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.10 Form of Global Note relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 1997)

         4.11 Supplemental Indenture No. 3 dated as of February 23, 1998 between the Company and State Street Bank and Trust Company, relating to the Company's 6.7% Senior Notes due 2005, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.12 Supplemental Indenture No. 4 dated as of August 26, 1998 by and between the Company and State Street Bank and Trust Company, relating to $160,000,000 in aggregate principal amount of 6 7/8% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         4.13 Supplemental Indenture No. 5 dated as of November 30, 1998 by and between the Company and State Street Bank and Trust Company, relating to $130,000,000 in aggregate principal amount of 8 1/2% Monthly Income Senior Notes due 2013, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 1999)

         4.14 Supplemental Indenture No. 6 dated as of March 24, 1999 by and between the Company and State Street Bank and Trust Company, relating to $90,000,000 in aggregate principal amount of 7 7/8% Monthly Income Senior Notes due 2009, including form thereof. (filed herewith)

         4.15 Indenture dated as of December 18, 1997 by and between the Company and State Street Bank and Trust Company, as Trustee. (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 1997)

         4.16 Supplemental Indenture dated as of December 18, 1997 by and between the Company and State Street Bank and Trust Company, as Trustee, relating to the Company's 6 3/4% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  1997)

         4.17 Registration Rights Agreement dated as of December 18, 1997 by and between the Company and Merrill Lynch & Co. (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 1997)

         8.1 Opinion of Sullivan & Worcester, LLP as to certain tax matters. (filed herewith)

         9.1 Amended and Restated AMS Voting Trust Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

         10.1 Advisory Agreement by and between the Company and HRPT Advisors, Inc., as amended.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 3-16799, dated August 27, 1987, and amendments thereto)

         10.2 Second Amendment to the Advisory Agreement by and between the Company and HRPT Advisors, Inc.(+) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

         10.3 Third Amendment to Advisory Agreement by and between the Company and HRPT Advisors, Inc., dated June 26, 1997.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1997)

         10.4 Advisory Agreement by and between REIT Management & Research, Inc. and the Company dated as of January 1, 1998.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

         10.5 Agreement (for Property Management and Leasing Agent) between M&P Partners Limited Partnership and various subsidiaries of the Company, effective as of March 25, 1997, relating to properties leased to Agencies of the United States Government. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

         10.6 Master Management Agreement by and among M&P Partners Limited Partnership and the parties named therein dated as of December 31, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

         10.7 Master Management Agreement by and between the Company and REIT Management & Research, Inc., dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.8     Parking  Operation  Management  Agreement  by and  between HUB
                  Properties Trust, a subsidiary of the Company, and REIT Management & Research, Inc., dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.9 Incentive Share Award Plan.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

         10.10 AMS Properties Security Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

         10.11 AMS Subordination Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

         10.12 AMS Guaranty. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1991)

         10.13 AMS Pledge Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

         10.14 AMS Holding Co. Pledge Agreement. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

         10.15 Amended and Restated Renovation Funding Agreement dated as of January 13, 1992 between AMS Properties, Inc. and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

         10.16 Amendment to AMS Transaction Documents. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

         10.17 GCI Master Lease Document. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

         10.18 Amended and Restated HRP Shares Pledge Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File no. 33-55684, dated December 23, 1992, and amendments thereto)

         10.19 Guaranty Cross-Default and Cross-Collateralization Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992, and amendments thereto)

         10.20 Connecticut Subacute Corporation II Lease Document Waterbury. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.21 Connecticut Subacute Corporation II Lease Document Cheshire. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.22 Connecticut Subacute Corporation II Lease Document New Haven. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.23 Vermont Subacute/New Hampshire Subacute Corporation Master Lease Agreement (Chapple). (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.24 Amended and Restated Agreement and Plan of Reorganization (Chapple). (incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1995)

         10.25 Amended and Restated Promissory Note, dated July 29, 1996, from Connecticut Subacute Corporation to the Company. (incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1996)

         10.26 Note Modification Agreement, dated as of June 30, 1998, by and between Connecticut Subacute Corporation and the Company. (incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 1999)

         10.27 Second Amendment to Master Lease Agreement General Terms and Conditions and Leases Entered Into Pursuant Thereto, dated as of October 5, 1998, by and between the Company and Connecticut Subacute Corporation. (incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 1999)

         10.28 Merger Agreement dated February 17, 1997 between the Company and Government Property Investors, Inc. (including forms of Escrow Agreement, Investment and Registration Rights Agreement, Voting Agreement, Information Access Agreement, Indemnification Agreement, Service Contract, Non-Solicitation Agreement and Second Closing Escrow Agreement). (incorporated by reference to the Company's Current Report on Form 8-K, dated February 17, 1997)

         10.29 Amendment No. 1 to Agreement of Merger dated March 25, 1997 between the Company and Government Property Investors, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-29675) filed with the Commission on June 20, 1997)

         10.30 Remarketing Agreement (including form of Remarketing Underwriting Agreement) relating to the Remarketed Reset Notes due July 9, 2007 by and between the Company and Merrill Lynch & Co., dated as of July 2, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1997)

         10.31 Fourth Amended and Restated Revolving Credit Agreement, dated as of April 2, 1998, among the Company, as borrower, the lenders named therein, Dresdner Kleinwort Benson North America LLC, as agent, and Fleet National Bank, as administrative agent. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 14, 1998)

         12.1 Statement regarding computation of ratio of earning to fixed charges. (filed herewith)

         21.1     Subsidiaries of the Registrant.  (filed herewith)

         23.1     Consent of Ernst & Young LLP.  (filed herewith)

         23.2     Consent of Arthur Andersen LLP.  (filed herewith)

         23.3     Consent  of  Sullivan &  Worcester  LLP  (included  as part of
                  Exhibit 8.1 hereto)

         99.1 Current Report on Form 8-K dated March 5, 1999 (filed herewith)

         (+)  Management contract or compensatory plan or arrangement.

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Senior Housing Propertiess:
La Mesa               AZ       $1,480      $13,320           $--     $1,480     $13,320      $14,800      $680    12/27/96      1985
Phoenix               AZ          655        2,525            5         655       2,530        3,185       471     6/30/92      1963
Scottsdale            AZ          979        8,807          140         990       8,936        9,926     1,033     5/16/94      1990
Sun City              AZ        1,174       10,569          173       1,189      10,727       11,916     1,218     6/17/94      1990
Yuma                  AZ          103          604            1         103         605          708       112     6/30/92      1984
Yuma                  AZ          223        2,100            3         223       2,103        2,326       386     6/30/92      1984
Fresno                CA          738        2,577          188         738       2,765        3,503       646    12/28/90      1963
Laguna Hills          CA        3,132       28,184          475       3,172      28,619       31,791     3,072      9/9/94      1975
Lancaster             CA          601        1,859        1,028         601       2,887        3,488       610    12/28/90      1969
Newport Beach         CA        1,176        1,729        1,223       1,176       2,952        4,128       592    12/28/90      1962
Stockton              CA          382        2,750            4         382       2,754        3,136       507     6/30/92      1968
Tarzana               CA        1,277          977          806       1,278       1,782        3,060       403    12/28/90      1969
Thousand Oaks         CA          622        2,522          310         622       2,832        3,454       639    12/28/90      1965
Van Nuys              CA          716          378          225         718         601        1,319       154    12/28/90      1969
Canon City            CO          292        6,228           --         292       6,228        6,520       201     9/26/97      1970
Colorado Springs      CO          245        5,236           --         245       5,236        5,481       169     9/26/97      1972
Delta                 CO          167        3,570           --         167       3,570        3,737       115     9/26/97      1963
Grand Junction        CO          204        3,875          329         204       4,204        4,408       650    12/30/93      1968
Grand Junction        CO            6        2,583        1,316         136       3,769        3,905       513    12/30/93      1978
Lakewood              CO          232        3,766          723         232       4,489        4,721       970    12/28/90      1972
Littleton             CO          185        5,043          348         185       5,391        5,576     1,224    12/28/90      1965
Cheshire              CT          520        7,380        1,559         520       8,939        9,459     2,626     11/1/87      1963
Forestville           CT          465        9,235        3,477         478      12,699       13,177     3,782    12/23/86      1972
Killingly             CT          240        5,360          460         240       5,820        6,060     1,970     5/15/87      1972
New Haven             CT        1,681       14,953        1,236       1,681      16,189       17,870     3,423     5/11/92      1971
Wallingford           CT          557       11,043        2,925         557      13,968       14,525     4,338    12/23/86      1974
Waterbury             CT        1,003        9,023          915       1,003       9,938       10,941     2,097     5/11/92      1974
Waterbury             CT          514       10,186        3,402         630      13,472       14,102     3,980    12/23/86      1971
Waterford             CT           86        4,714          453          86       5,167        5,253     1,814     5/15/87      1965
Willimantic           CT          134        3,566          479         166       4,013        4,179     1,307     5/15/87      1965
Boca Raton            FL        4,404       39,633          799       4,474      40,362       44,836     4,664     5/20/94      1994
Deerfield Beach       FL        1,664       14,972          299       1,690      15,245       16,935     1,762     5/16/94      1986
Fort Myers            FL        2,349       21,137          419       2,385      21,520       23,905     2,354     8/16/94      1984
Palm Harbor           FL        3,327       29,945          591       3,379      30,484       33,863     3,523     5/16/94      1992
Port St. Lucie        FL        1,223       11,009          219       1,242      11,209       12,451     1,295     5/20/94      1993
College Park          GA          300        2,702           23         300       2,725        3,025       220     5/15/96      1985



                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Dublin                GA          442        3,982           80         442       4,062        4,504       312     5/15/96      1968
Glenwood              GA          174        1,564            4         174       1,568        1,742       116     5/15/96      1972
Marietta              GA          300        2,702           35         300       2,737        3,037       211     5/15/96      1967
Clarinda              IA           77        1,453          293          77       1,746        1,823       254    12/30/93      1968
Council Bluffs        IA          225          893           99         225         992        1,217       164      4/1/95      1963
Mediapolis            IA           94        1,776          251          94       2,027        2,121       303    12/30/93      1973
Pacific Junction      IA           32          306            5          32         311          343        32      4/1/95      1978
Winterset             IA          111        2,099          493         111       2,592        2,703       375    12/30/93      1973
Arlington Heights     IL        3,621       32,587          534       3,665      33,077       36,742     3,550      9/9/94      1986
Chicago               IL        6,200       55,800           --       6,200      55,800       62,000     2,848    12/27/96      1990
Ellinwood             KS          130        1,137           53         130       1,190        1,320       126      4/1/95      1972
Boston                MA        2,164       20,836        1,978       2,164      22,814       24,978     6,788      5/1/89      1968
Hyannis               MA          829        7,463           --         829       7,463        8,292     1,677     5/11/92      1972
Middleboro            MA        1,771       15,752           --       1,771      15,752       17,523     3,501      5/1/88      1970
North Andover         MA        1,448       11,049           --       1,448      11,049       12,497     2,483     5/11/92      1985
Worcester             MA        1,829       15,071        1,869       1,829      16,940       18,769     5,522      5/1/88      1970
Silver Spring         MD        3,229       29,065          786       3,301      29,779       33,080     3,319     7/25/94      1992
St. Joseph            MO          111        1,027          195         111       1,222        1,333       154      6/4/93      1976
Tarkio                MO          102        1,938          415         102       2,353        2,455       336    12/30/93      1970
Concord               NC           90        2,126           --          90       2,126        2,216       483     9/10/98      1990
Wilson                NC           27        2,375           --          27       2,375        2,402       538     9/10/98      1990
Winston-Salem         NC           75        1,696           --          75       1,696        1,771       381     9/10/98      1990
Grand Island          NE          119        1,446          369         119       1,815        1,934       150      4/1/95      1963
Rochester             NH          466        3,219           69         466       3,288        3,754       320     1/30/95      1972
Burlington            NJ        1,300       11,700            7       1,300      11,707       13,007       952     9/29/95      1994
Rochester             NY        1,070        9,630           --       1,070       9,630       10,700       492    12/27/96      1988
Akron                 OH          330        5,370          727         330       6,097        6,427     2,200     5/15/87      1971
Grove City            OH          332        3,081           32         332       3,113        3,445       430      6/4/93      1965
Canonsburg            PA        1,499       13,493          606       1,518      14,080       15,598     3,622      3/1/91      1985
Huron                 SD           45          968            1          45         969        1,014       177     6/30/92      1968
Huron                 SD          144        3,108            4         144       3,112        3,256       567     6/30/92      1968
Sioux Falls           SD          253        3,062            4         253       3,066        3,319       561     6/30/92      1960
Bellaire              TX        1,223       11,010          177       1,238      11,172       12,410     1,291     5/16/94      1991
Arlington             VA        1,859       16,734          296       1,885      17,004       18,889     1,895     7/25/94      1992
Charlottesville       VA        2,936       26,422          471       2,976      26,853       29,829     3,048     6/17/94      1991
Virginia Beach        VA          881        7,926          141         893       8,055        8,948       931     5/16/94      1990



                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Barre                 VT          129        3,825            4         129       3,829        3,958       379     1/30/95      1972
Barre                 VT          261        4,530          133         389       4,535        4,924       449     1/30/95      1979
Bennington            VT          160        4,385            5         160       4,390        4,550       434     1/30/95      1971
Burlington            VT          791        5,985          410         872       6,314        7,186       621     1/30/95      1968
Springfield           VT           50          747            1          50         748          798        74     1/30/95      1976
Springfield           VT           89        3,724          157         242       3,728        3,970       369     1/30/95      1971
St. Johnsbury         VT           95        3,416            4          95       3,420        3,515       338     1/30/95      1978
St. Albans            VT          154          710            1         154         711          865        70     1/30/95      1900
Seattle               WA          256        4,869           67         256       4,936        5,192       785     11/1/93      1964
Spokane               WA        1,035       13,315           --       1,035      13,315       14,350       581      5/7/97      1993
Brookfield            WI          834        3,849        8,014         834      11,863       12,697     1,928    12/28/90      1964
Clintonville          WI           14        1,695           38          14       1,733        1,747       389    12/28/90      1960
Clintonville          WI           49        1,625           87          30       1,731        1,761       387    12/28/90      1965
Madison               WI          144        1,633          110         144       1,743        1,887       390    12/28/90      1920
Milwaukee             WI          232        1,368            1         232       1,369        1,601       281     9/10/98      1970
Milwaukee             WI          277        3,883           --         277       3,883        4,160       769     3/27/92      1969
Pewaukee              WI          984        2,432           --         984       2,432        3,416       518     9/10/98      1963
Waukesha              WI           68        3,452        2,232          68       5,684        5,752     1,036    12/28/90      1958
Laramie               WY          191        3,632          199         191       3,831        4,022       595    12/30/93      1964
Worland               WY          132        2,503          589         132       3,092        3,224       432    12/30/93      1970
                              --------------------------------------------------------------------------------
         Subtotal              74,539      705,504       46,599      75,673     750,969     826,642    114,454
                              --------------------------------------------------------------------------------
Office Buildings:
Petersburg            AK          189          811           --         189         811        1,000        36     3/31/97      1983
Phoenix               AZ        2,687       11,532          231       2,729      11,721       14,450       472     5/15/97      1997
Safford               AZ          635        2,729           61         647       2,778        3,425       123     3/31/97      1992
Tuscon                AZ          765        3,280           75         779       3,341        4,120       148     3/31/97      1993
Anaheim               CA          691        6,223           --         691       6,223        6,914       234     12/5/97      1992
Anaheim               CA           82          735           --          82         735          817        28     12/5/97      1970
Anaheim               CA          133        1,201           --         133       1,201        1,334        45     12/5/97      1970
Kearney Mesa          CA        2,916       12,456          337       2,969      12,740       15,709       565     3/31/97      1994
Los Angeles           CA        5,076       49,884          768       5,076      50,652       55,728     2,090     5/15/97      1979
Los Angeles           CA        5,055       49,685          765       5,055      50,450       55,505     2,081     5/15/97      1979
Los Angeles           CA        1,921        8,242          190       1,955       8,398       10,353       304     7/11/97      1996
Newport Beach         CA        1,220        3,307           --       1,220       3,307        4,527        52     5/26/98      1984
Sacramento            CA          644        3,206           77         644       3,283        3,927       359     8/30/94      1984
San Diego             CA          294        2,650          201         294       2,851        3,145       161    12/31/96      1984



                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
San Diego             CA        2,984       12,859        2,197       3,038      15,002       18,040       616     3/31/97      1996
San Diego             CA          502        4,526          342         502       4,868        5,370       276    12/31/96      1984
San Diego             CA        4,269       18,316          413       4,347      18,651       22,998       827     3/31/97      1996
San Diego             CA          316        2,846          215         316       3,061        3,377       173    12/31/96      1984
San Diego             CA        1,228       11,199           41       1,228      11,240       12,468       574     12/5/96      1985
San Diego             CA          992        9,040           33         992       9,073       10,065       463     12/5/96      1985
San Diego             CA        1,985       18,096           67       1,985      18,163       20,148       927     12/5/96      1985
San Diego             CA          313        2,820          213         313       3,033        3,346       172    12/31/96      1984
Aurora                CO        1,152       13,272           --       1,152      13,272       14,424       494    11/14/97      1993
Golden                CO          494          152        6,736         495       6,887        7,382       122     3/31/97      1997
Wallingford           CT          367        3,301           --         367       3,301        3,668         3    12/22/98      1988
Wallingford           CT          640       10,017           --         640      10,017       10,657       136      6/1/98      1986
Washington            DC        5,975       53,778          223       5,975      54,001       59,976       733     6/23/98      1991
Washington            DC        1,851       16,511          197       1,851      16,708       18,559       636    12/19/97      1966
Washington            DC        6,979       29,949          871       7,107      30,692       37,799     1,373     3/31/97      1989
Washington            DC       12,008       51,528        1,282      12,227      52,591       64,818     2,330     3/31/97      1996
Washington            DC        2,485       22,696        1,188       2,485      23,884       26,369     1,405     9/13/96      1976
Wilmington            DE        4,409       39,681           --       4,409      39,681       44,090       455     7/23/98      1986
Miami                 FL          144        1,297           --         144       1,297        1,441        27     3/19/98      1987
Orlando               FL          256        2,308           --         256       2,308        2,564        52     2/19/98      1997
Orlando               FL          722        6,499           --         722       6,499        7,221       142     2/19/98      1997
Orlando               FL           --          362           --          --         362          362        --     2/19/98      1997
Savannah              GA          544        2,330          104         553       2,425        2,978       105     3/31/97      1990
Kansas City           KS        1,042        4,469          438       1,061       4,888        5,949       239     3/31/97      1990
Boston                MA        1,500       13,500          262       1,500      13,762       15,262     1,061    12/18/95      1988
Boston                MA        1,447       13,028           45       1,448      13,072       14,520     1,075     9/28/95      1993
Boston                MA        3,378       30,397        1,694       3,378      32,091       35,469     2,851     9/28/95      1988
Charlton              MA          141        1,269            8         141       1,277        1,418        52     5/15/97      1988
Fitchburg             MA          223        2,004           10         223       2,014        2,237        82     5/15/97      1994
Grafton               MA           37          336            4          37         340          377        14     5/15/97      1930
Lexington             MA        1,054        9,487           --       1,054       9,487       10,541       228     1/30/98      1994
Milford               MA          144        1,297            9         144       1,306        1,450        53     5/15/97      1989
Millbury              MA           34          309            4          34         313          347        13     5/15/97      1950
Northbridge           MA           32          290            5          32         295          327        12     5/15/97      1962
Paxton                MA           24          212            4          24         216          240         9     5/15/97      1984
Quincy                MA        2,487       16,645           19       2,487      16,664       19,151       296      4/3/98      1988



                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Quincy                MA        1,658       11,097           13       1,658      11,110       12,768       198      4/3/98      1988
Spencer               MA          211        1,902           11         211       1,913        2,124        78     5/15/97      1992
Sturbridge            MA           83          751            6          83         757          840        31     5/15/97      1986
Webster               MA          315        2,834           14         315       2,848        3,163       116     5/15/97      1995
Westborough           MA           42          381            5          42         386          428        16     5/15/97      1900
Westborough           MA           24          216            4          24         220          244         9     5/15/97      1953
Westborough           MA          166        1,498            8         166       1,506        1,672        61     5/15/97      1977
Westborough           MA          396        3,562           15         396       3,577        3,973       145     5/15/97      1986
Westwood              MA          537        4,960            1         538       4,960        5,498       244      1/8/97      1977
Westwood              MA          500        4,562            1         500       4,563        5,063        61      6/8/98      1990
Westwood              MA          303        2,740           59         304       2,798        3,102       148    11/26/96      1980
Worcester             MA          354        3,189           14         354       3,203        3,557       130     5/15/97      1985
Worcester             MA          111        1,000            6         111       1,006        1,117        41     5/15/97      1986
Worcester             MA          265        2,385           12         265       2,397        2,662        97     5/15/97      1972
Worcester             MA        1,132       10,186           38       1,132      10,224       11,356       415     5/15/97      1989
Worcester             MA          158        1,417            7         157       1,425        1,582        58     5/15/97      1992
Worcester             MA          895        8,052           41         895       8,093        8,988       328     5/15/97      1990
Baltimore             MD          900        8,097           --         900       8,097        8,997        42    10/15/98      1989
Baltimore             MD           --       12,430           73          --      12,503       12,503       520    11/18/97      1988
College Park          MD        9,423       40,433          934       9,595      41,195       50,790     1,830     3/31/97      1994
Gaithersburg          MD        4,381       18,798          464       4,461      19,182       23,643       858     3/31/97      1995
Germantown            MD        2,305        9,890          263       2,347      10,111       12,458       452     3/31/97      1995
Oxon Hill             MD        3,181       13,653          323       3,240      13,917       17,157       619     3/31/97      1992
Rockville             MD        3,251       29,258           27       3,251      29,285       32,536       640      2/2/98      1986
Bloomington           MN        1,898       17,081        2,150       1,898      19,231       21,129       338     3/19/98      1995
Eagan                 MN        1,424       12,822            1       1,425      12,822       14,247       254     3/19/98      1986
Mendota Heights       MN          533        4,795           --         533       4,795        5,328        95     3/19/98      1995
Kansas City           MO        1,443        6,193          140       1,470       6,306        7,776       280     3/31/97      1995
Florham Park          NJ        1,412       12,709           --       1,412      12,709       14,121       145     7/31/98      1979
Vorhees               NJ        1,053        6,625           --       1,053       6,625        7,678       104     5/26/98      1990
Vorhees               NJ          445        2,798           --         445       2,798        3,243        44     5/26/98      1990
Vorhees               NJ          673        4,232           --         673       4,232        4,905        66     5/26/98      1990
Albequerque           NM          493        2,119           58         503       2,167        2,670        96     3/31/97      1984
Sante Fe              NM        1,551        6,650          150       1,578       6,773        8,351       300     3/31/97      1987
Brooklyn              NY          775        7,054            2         775       7,056        7,831       448      6/6/96      1971
Buffalo               NY        4,405       18,899          426       4,485      19,245       23,730       853     3/31/97      1994



                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Irondoquoit           NY        1,910       17,189           21       1,910      17,210       19,120       234     6/30/98      1986
New York              NY       44,000       66,976           --      44,000      66,976      110,976     2,080     10/1/97      1989
White Plains          NY        1,200       10,870          798       1,200      11,668       12,868       790      2/6/96      1952
Mason                 OH        1,528       13,748           --       1,528      13,748       15,276       186     6/10/98      1994
Oklahoma City         OK        4,596       19,721          445       4,680      20,082       24,762       890     3/31/97      1992
Fort Washington       PA        1,154        7,722           --       1,154       7,722        8,876       169     1/15/98      1996
FT. Washington        PA        1,184        5,559           --       1,184       5,559        6,743       180     9/22/97      1967
FT. Washington        PA          683        3,198           --         683       3,198        3,881       104     9/22/97      1970
FT. Washington        PA        1,872        8,816           --       1,872       8,816       10,688       286     9/22/97      1960
Greensburg            PA          780        7,026           --         780       7,026        7,806        95      6/3/98      1997
Horsham               PA          741        3,611            7         741       3,618        4,359       117     9/22/97      1983
King of Prussia       PA          634        3,251           --         634       3,251        3,885       108     9/22/97      1964
King of Prussia       PA          552        2,893           --         552       2,893        3,445        64      2/2/98      1996
King of Prussia       PA          354        3,183           --         354       3,183        3,537        70      2/2/98      1997
Philadelphia          PA       24,753      222,775          103      14,364     233,267      247,631     3,028     6/30/98      1990
Philadelphia          PA        7,884       71,002          101       7,884      71,103       78,987     2,675    11/13/97      1987
Philadelphia          PA       13,849      101,559          152      13,849     101,711      115,560     2,010     3/30/98      1983
Pittsburg             PA        1,663       14,966            8       1,663      14,974       16,637       109     9/14/98      1994
Pittsburg             PA          720        9,589           --         720       9,589       10,309       211     2/27/98      1991
Plymouth              PA        1,412        7,415          899       1,412       8,314        9,726       181     1/15/98      1996
Washington            PA          631        5,698           --         631       5,698        6,329         6     12/1/98      1998
Lincoln               RI          320        7,690           --         320       7,690        8,010       287    11/13/97      1997
Memphis               TN        2,206       19,856          111       2,206      19,967       22,173       188     8/31/98      1989
Austin                TX        2,317       21,037           --       2,317      21,037       23,354       787     12/5/97      1996
Austin                TX        1,529       13,760           --       1,529      13,760       15,289       157     7/16/98      1993
Austin                TX        2,072       18,650            5       2,072      18,655       20,727        97    10/20/98      1997
Austin                TX          562        5,054           --         562       5,054        5,616        26    10/20/98      1997
Austin                TX       18,440           --           21      18,440          21       18,461         0     10/7/98      1968
Austin                TX        1,476       13,286           --       1,476      13,286       14,762        69    10/20/98      1997
Austin                TX        1,436       12,927           --       1,436      12,927       14,363        67     10/7/98      1998
Austin                TX        4,878       43,903           34       4,878      43,937       48,815       229     10/7/98      1968
Austin                TX        1,226       11,126           --       1,226      11,126       12,352       416     12/5/97      1997
Austin                TX        1,402       12,729            2       1,402      12,731       14,133       476     12/5/97      1997
Austin                TX        1,621       14,594          653       1,621      15,247       16,868       609     12/5/97      1997
Austin                TX        1,218       11,040          103       1,218      11,143       12,361       420     12/5/97      1986
Austin                TX        1,439        6,137           30       1,439       6,167        7,606       121     3/24/98      1975



                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1998
                                                       (Dollars in thousands)

                                                                      Gross Amount Carried at Close
                              Initial Cost to Company                      of Period 12/31/98
                              -----------------------                --------------------------------
                                                          Costs                                                             Original
                                                       Capitalized                                   Accumulated             Constr-
                                        Buildings and  Subsequent           Buildings and            Depreciation   Date      uction
   Location           State    Land       Equipment  to Acquisition  Land     Equipment     Total (1)     (2)      Aquired      Date
------------------------------------------------------------------------------------------------------------------------------------
Austin                TX          466        4,191           42         466       4,233        4,699       101     1/27/98      1980
Irving                TX          542        4,879           --         542       4,879        5,421        97     3/19/98      1995
Irving                TX          846        7,616           --         846       7,616        8,462       151     3/19/98      1995
Waco                  TX        2,030        8,708          160       2,060       8,838       10,898       229    12/23/97      1997
Alexandria            VA        2,109       18,982           --       2,109      18,982       21,091        20    12/30/98      1987
Arlington             VA          810        7,289           --         810       7,289        8,099        68     8/26/98      1987
Fairfax               VA          569        5,122           84         569       5,206        5,775       275     12/4/96      1990
Falls Church          VA        3,456       14,828          625       3,519      15,390       18,909       674     3/31/97      1993
Richland              WA        3,970       17,035          383       4,042      17,346       21,388       769     3/31/97      1995
Falling Waters        WV          906        3,886          106         922       3,976        4,898       176     3/31/97      1993
Cheyenne              WY        1,915        8,217          185       1,950       8,367       10,317       371     3/31/97      1995
                            ----------------------------------------------------------------------------------
         Subtotal             303,023    1,797,144       29,673     294,097   1,835,743   2,129,840     55,357
                            ----------------------------------------------------------------------------------
  Grand Total                $377,562   $2,502,648      $76,272    $369,770  $2,586,712  $2,956,482   $169,811
                            ==================================================================================

(1)  Aggregate cost for federal income tax purposes is approximately $2,882,104.
(2)  Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

                              HRPT PROPERTIES TRUST
                                  Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (Dollars in thousands)



Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation at the beginning of the period:

                                         Real Estate and        Accumulated
                                            Equipment          Depreciation
                                       --------------------   ----------------
Balance at January 1, 1996                    $778,211              $55,855
   Additions                                   227,528               21,066
                                       --------------------   ----------------
Balance at December 31, 1996                 1,005,739               76,921
   Additions                                   998,579               37,619
   Disposals                                   (35,295)              (2,871)
                                       --------------------   ----------------
Balance at December 31, 1997                 1,969,023              111,669
   Additions                                 1,004,523               58,837
   Disposals                                   (17,064)                (695)
                                       --------------------   ----------------
Balance at December 31, 1998                $2,956,482             $169,811
                                       ====================   ================

                                                        HRPT PROPERTIES TRUST
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1998
                                                       (Dollars in thousands)
                                                                                                        (1)      Principal Amount of
                             Final                                                        Face        Carrying    Loans Subject to
                  Interest  Maturity                                                     Value of     Value of  Delinquent Principal
Location           Rate      Date       Periodic Payment Terms                           Mortgage     Mortgage      or Interest
----------------- --------- ----------- --------------------------------------------- --------------- --------- --------------------

Farmington, MI     11.50%    1/1/06     Principal and interest, payable monthly in        $4,200         $4,200        $--
                                        arrears.  $3.8 million due at maturity.

Jacksonville, FL   10.50%    3/31/06    Interest only, payable monthly in arrears.         5,000          5,000         --
                                        $5.0 million due at maturity.

Howell, MI         11.50%    1/1/06     Principal and interest, payable monthly in         4,981          4,981         --
                                        arrears.  $4.5 million due at maturity.

Ainsworth, NE      10.64%   12/31/16    Principal and interest, payable monthly in         5,154          5,154         --
Ashland, NE                             arrears.  $2.8 million due at maturity.
Blue Hill, NE
Gretna, NE
Sutherland, NE
Waverly, NE

Ainsworth, NE      11.00%   12/31/16    Principal and interest, payable monthly in         2,052          2,052         --
Ashland, NE                             arrears.  $1.1 million due at maturity.
Blue Hill, NE
Edgar, NE
Gretna, NE
Sutherland, NE
Waverly, NE
Lyons, NE
Milford, NE

Torrance, CA       12.50%   12/31/02    Principal and interest, payable monthly in        12,233         12,233        232
Torrance, CA                            arrears.  $11.8 million due at maturity.
Anaheim, CA

Arleta, CA          9.96%    9/30/01    Interest only, payable monthly in arrears.         2,410          2,410         79
                                        $2.4 million due at maturity.






                                                        HRPT PROPERTIES TRUST
                                                       SCHEDULE IV- continued
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1998
                                                       (Dollars in thousands)
                                                                                                        (1)      Principal Amount of
                             Final                                                        Face        Carrying    Loans Subject to
                  Interest  Maturity                                                     Value of     Value of  Delinquent Principal
Location           Rate      Date       Periodic Payment Terms                           Mortgage     Mortgage      or Interest
----------------- --------- ----------- --------------------------------------------- --------------- --------- --------------------

Spencer, NC        8.125%    2/1/99     Principal and interest, payable monthly in         2,973          2,803         --
                                        arrears.  $3.0 million due at maturity.

Slidell, LA        11.00%    12/31/10   Principal and interest, payable monthly in        18,992         18,992         --
                                        arrears.  $13.9 million due at maturity.

8 Mortgages        7.87% -   8/99-12/16 Interest only or principal and interest,          11,109         10,269         --
                   13.75%               payable monthly in arrears.

----------------- --------- ----------- --------------------------------------------- --------------- --------- --------------------
                                                                                         $69,104        $68,094       $311
                                                                                      =============== ========= ====================

(1) Also represents cost for federal income tax purposes.

                                                        HRPT PROPERTIES TRUST
                                                        SCHEDULE IV-continued
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1998
                                                       (Dollars in thousands)


         Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

         Balance at January 1, 1996                                                                                       $139,248
            New mortgage loans                                                                                               5,918
            Collections of principal, net of discounts                                                                      (7,921)
                                                                                                                    ----------------
         Balance at December 31, 1996                                                                                      137,245
            New mortgage loans                                                                                               1,520
            Collections of principal, net of discounts                                                                     (37,263)
                                                                                                                    ----------------
         Balance at December 31, 1997                                                                                      101,502
            Collections of principal, net of discounts                                                                     (33,408)
                                                                                                                    ----------------
         Balance at December 31, 1998                                                                                      $68,094
                                                                                                                    ================

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HRPT PROPERTIES TRUST

                                      By: /s/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated:  March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                   Title                                                Date

/s/ David J. Hegarty                        President and Chief Operating Officer                March 31, 1999
------------------------------------
David J. Hegarty


/s/ Ajay Saini                              Treasurer and Chief Financial Officer                March 31, 1999
------------------------------------
Ajay Saini


/s/ Bruce M. Gans, M.D.                     Trustee                                              March 31, 1999
------------------------------------
Bruce M. Gans, M.D.


/s/ Patrick F. Donelan                      Trustee                                              March 31, 1999
------------------------------------
Patrick F. Donelan


/s/ Justinian Manning, C.P.                 Trustee                                              March 31, 1999
------------------------------------
Rev. Justinian Manning, C.P.


/s/ Gerard M. Martin                        Trustee                                              March 31, 1999
------------------------------------
Gerard M. Martin


/s/ Barry M. Portnoy                        Trustee                                              March 31, 1999
------------------------------------
Barry M. Portnoy