Form 10-Q
period 1999-03-31
HRPT PROPERTIES TRUST
filed 1999-05-14
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Number of Common Shares outstanding at May 12, 1999:
           131,894,237 shares of beneficial interest, $.01 par value.

                                     HRPT PROPERTIES TRUST


                                           FORM 10-Q

                                         MARCH 31, 1999

                                             INDEX

                                                                                          Page

PART I          Financial Information

Item 1.         Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets - March 31, 1999 and December 31, 1998         1

                Consolidated Statements of Income - Three Months Ended March 31,
                    1999 and 1998                                                          2

                Consolidated Statements of Cash Flows - Three Months Ended March
                    31, 1999 and 1998                                                      3

                Notes to Consolidated Financial Statements                                 5

Item 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                11

PART II         Other Information

Item 2.         Changes in Securities                                                     12

Item 6.         Exhibits and Reports on Form 8-K                                          12

                Signatures                                                                14




                                        HRPT PROPERTIES TRUST

                                     CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands, except per share amounts)
                                             (unaudited)

                                                                           March 31,    December 31,
                                                                             1999          1998
                                                                         ------------   ------------

ASSETS
Real estate properties, at cost (including properties leased to affiliates with a cost of $38,270 and $113,594, respectively):
    Land                                                                 $   364,228    $   369,770
    Buildings and improvements                                             2,501,146      2,586,712
                                                                         -----------    -----------
                                                                           2,865,374      2,956,482
    Less accumulated depreciation                                            167,501        169,811
                                                                         -----------    -----------
                                                                           2,697,873      2,786,671

Real estate mortgages and notes, net (including note from an affiliate
    of $1,000 in 1998)                                                       125,827         69,228
Investment in Hospitality Properties Trust                                   109,842        110,554
Cash and cash equivalents                                                     32,575         15,643
Interest and rents receivable                                                 34,305         36,229
Other assets, net                                                             50,263         45,732
                                                                         -----------    -----------
                                                                         $ 3,050,685    $ 3,064,057
                                                                         ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                               $--    $   100,000
Senior notes payable, net                                                    892,476        802,439
Mortgage notes payable                                                        24,611         24,779
Convertible subordinated debentures                                          204,863        204,863
Accounts payable and accrued expenses                                         39,547         44,446
Deferred rents                                                                33,957         34,162
Security deposits                                                             18,435         18,383
Due to affiliates                                                             11,145          7,192

Shareholders' equity:
    Preferred shares of beneficial interest, $.01 par value:
      50,000,000 shares authorized, none issued                                 --             --
    Common shares of beneficial interest, $.01 par value:
      150,000,000 shares authorized, 131,893,126 shares and
      131,547,178 shares issued and outstanding, respectively                  1,319          1,315
    Additional paid-in capital                                             1,971,146      1,964,878
    Cumulative net income                                                    612,417        564,814
    Dividends                                                               (753,592)      (703,214)
    Unrealized holding losses on investments                                  (5,639)          --
                                                                         -----------    -----------
      Total shareholders' equity                                           1,825,651      1,827,793
                                                                         -----------    -----------
                                                                         $ 3,050,685    $ 3,064,057
                                                                         ===========    ===========


                                       See accompanying notes

                                        HRPT PROPERTIES TRUST


                                  CONSOLIDATED STATEMENTS OF INCOME
                          (amounts in thousands, except per share amounts)
                                             (unaudited)

                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                     1999                   1998
                                                                   --------               --------

Revenues:
    Rental income                                                  $101,313               $ 66,894
    Interest and other income                                         3,090                  5,058
                                                                   --------               --------
      Total revenues                                                104,403                 71,952
                                                                   --------               --------

Expenses:
    Operating expenses                                               24,006                 13,502
    Interest                                                         19,437                 13,651
    Depreciation and amortization                                    18,831                 12,658
    General and administrative                                        4,841                  3,619
                                                                   --------               --------
      Total expenses                                                 67,115                 43,430
                                                                   --------               --------

Income before equity in earnings of Hospitality Properties
    Trust and gain on sale of properties                             37,288                 28,522

Equity in earnings of Hospitality Properties Trust                    2,008                  1,327
Gain on equity transaction of Hospitality Properties Trust             --                    1,532
                                                                   --------               --------
Income before gain on sale of properties                             39,296                 31,381

Gain on sale of properties                                            8,307                   --
                                                                   --------               --------
Net income                                                         $ 47,603               $ 31,381
                                                                   ========               ========

Weighted average shares outstanding                                 131,660                101,471
                                                                   ========               ========

Basic and diluted earnings per common share:
Income before gain on sale of properties                           $   0.30               $   0.31
                                                                   ========               ========
Net income                                                         $   0.36               $   0.31
                                                                   ========               ========


                                       See accompanying notes

                                               HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (dollars in thousands)
                                                    (unaudited)
                                                                                    Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                   1999                     1998
                                                                                ----------               ---------

Cash flows from operating activities:
   Net income                                                                   $  47,603                $  31,381
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on sale of properties                                                  (8,307)                    --
       Gain on equity transaction of Hospitality Properties Trust                    --                     (1,532)
       Equity in earnings of Hospitality Properties Trust                          (2,008)                  (1,327)
       Dividends from Hospitality Properties Trust                                  2,720                    2,560
       Depreciation                                                                18,217                   12,128
       Amortization                                                                   614                      530
       Amortization of bond discount                                                   37                        6
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets              (6,828)                  (6,554)
           (Decrease) increase in accounts payable and accrued expenses              (265)                   4,506
           (Decrease) increase in deferred rents                                     (205)                   3,359
           Increase (decrease) in security deposits                                    52                     (949)
           Increase in due to affiliates                                            5,266                    3,078
                                                                                ---------                ---------
       Cash provided by operating activities                                       56,896                   47,186
                                                                                ---------                ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                       (2,814)                (278,647)
   Proceeds from repayment of notes and mortgage loans, net                         2,618                   18,678
   Proceeds from sale of real estate                                               22,177                    5,565
   Loans to affiliate                                                               1,000                    1,365
                                                                                ---------                ---------
       Cash provided by (used for) investing activities                            22,981                 (253,039)
                                                                                ---------                ---------

Cash flows from financing activities:
   Proceeds from issuance of common shares                                           --                    133,073
   Proceeds from borrowings                                                       131,500                  334,945
   Payments on borrowings                                                        (141,668)                (225,172)
   Deferred finance costs incurred                                                 (2,399)                  (1,070)
   Dividends paid                                                                 (50,378)                 (36,600)
                                                                                ---------                ---------
       Cash (used for) provided by financing activities                           (62,945)                 205,176
                                                                                ---------                ---------

Increase (decrease) in cash and cash equivalents                                   16,932                     (677)
Cash and cash equivalents at beginning of period                                   15,643                   22,355
                                                                                ---------                ---------
Cash and cash equivalents at end of period                                      $  32,575                $  21,678
                                                                                =========                =========

Supplemental cash flow information:
   Interest paid                                                                $  22,797                $  13,775
                                                                                =========                =========


                                               See accompanying notes


                                        HRPT PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)
                                             (unaudited)

                                                                     Three Months Ended March 31,
                                                                     -----------------------------
                                                                      1999                  1998
                                                                     -------              --------
Non-cash investing activities:
   Investment in real estate mortgages                               $60,000                   $--
   Issuance of common shares                                           4,959                 5,705

Non-cash financing activities:
   Issuance of common shares                                         $ 1,313               $ 2,828
   Conversion of convertible subordinated debentures, net               --                  (1,788)





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

         The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in 1998. FAS 133 must be adopted for our year 2000 financial statements. We anticipate that FAS 133 will have no impact on our reported financial condition or results of operations.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 1999 and 1998:

                                             1999        1998
                                          ---------    --------
Net income                                  $47,603     $31,381
Other comprehensive loss:
    Unrealized holding losses                (5,639)         --
                                          ---------    --------
Comprehensive income                        $41,964     $31,381
                                          =========    ========

Note 3.  Shareholders' Equity

         During the three months ended March 31, 1999, we issued 256,246 common shares in connection with the 1997 acquisition of office properties leased to agencies of the United States government and issued 89,702 common shares as the incentive advisory fee for the year ended December 31, 1998.

         On April 12, 1999, our trustees declared a dividend on our common shares with respect to the quarter ended March 31, 1999 of $0.38 per share, or approximately $50,100, which will be distributed on or about May 22, 1999 to shareholders of record as of April 26, 1999.

Note 4.  Real Estate Properties

         During the three months ended March 31, 1999, we disposed of 14 healthcare properties, including 12 healthcare properties leased to an affiliate, for $82,737 and recognized a gain of $8,307. As part of the sale of 12 healthcare properties, we provided a $60,000 mortgage loan secured by the 12 healthcare properties.

         During the three months ended March 31, 1999, we funded $2,814 of improvements to our existing properties. At March 31,1999, we had outstanding commitments aggregating approximately $18,507 to acquire properties or to provide financing. The acquisition of these properties is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these properties will be acquired.

Note 5.  Investment in Hospitality Properties Trust

         At March 31, 1999, we owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $109,842 and a quoted market value of $108,250. As of March 31, 1999, our percentage ownership of HPT was 8.8%.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 6.  Real Estate Mortgages and Notes Receivable, net

         During the three months ended March 31, 1999, we received regularly scheduled principal payments of $154, and principal repayments of mortgages secured by two healthcare properties totaling $2,973 and principal repayment of $1,000 from a loan to an affiliate.

Note 7.  Indebtedness

         During March 1999, we issued $90,000 unsecured 7 7/8% Senior Notes due 2009. Net proceeds of $87,275 were used to repay amounts outstanding under our revolving credit facility. These notes are callable at par on April 15, 2002.

Note 8.  Segment Information

         The following is a summary of our reportable segments as of and for the three months ended March 31, 1999 and 1998:

                                    Three Months Ended March 31, 1999
                              --------------------------------------------
                              Healthcare         Office           Total
                              --------------------------------------------
Revenues                      $   26,131       $   77,661       $  103,792
Operating expenses                  --             24,006           24,006
                              --------------------------------------------
Net operating income          $   26,131       $   53,655       $   79,786
                              ============================================

Real estate investments       $  858,128       $2,133,073       $2,991,201


                                    Three Months Ended March 31, 1998
                              --------------------------------------------
                              Healthcare         Office           Total
                              --------------------------------------------
Revenues                      $   28,155       $   43,606       $   71,761
Operating expenses                  --             13,502           13,502
                              --------------------------------------------
Net operating income          $   28,155       $   30,104       $   58,259
                              ============================================

Real estate investments       $  910,091       $1,421,819       $2,331,910

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

         The following tables reconcile the reported segment information to the consolidated financial statements for the three months ended March 31, 1999 and 1998:

                                                  Three Months Ended March 31,
                                                 -----------------------------

                                                     1999              1998
                                                 -----------------------------
Revenues:
   Total per reportable segment                    $ 103,792        $  71,761
   Unallocated other income                              611              191
                                                 -----------------------------
     Total consolidated revenues                   $ 104,403        $  71,952
                                                 =============================

Net operating income:
   Total per reportable segment                    $  79,786        $  58,259
   Unallocated amounts:
     Other net income                                    611              191
     Interest expense                                (19,437)         (13,651)
     Depreciation and amortization expense           (18,831)         (12,658)
     General and administrative expenses              (4,841)          (3,619)
                                                 -----------------------------
     Total consolidated income before equity
         in earnings of HPT and gain on sale
         of properties                             $  37,288        $  28,522
                                                 =============================

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Versus 1998

         Total revenues for the three months ended March 31, 1999 increased $32.5 million to $104.4 million from $72.0 million for the three months ended March 31, 1998. Revenues from our office segment increased $34.1 million and revenues from our healthcare segment decreased $2.0 million. The increase in revenues from our office segment is due to our increased real estate investment in office properties subsequent to March 31, 1998. The decrease in revenues from our healthcare segment is due to the reduced real estate investment in healthcare properties subsequent to March 31, 1998. Rental income increased by $34.4 million and interest and other income decreased by $2.0 million. Rental income increased primarily because of new real estate investments subsequent to March 31, 1998. Interest and other income decreased primarily as a result of a decrease in mortgage interest income as our mortgage loan investments are repaid.

         Total expenses for the three months ended March 31, 1999 increased to $67.1 million from $43.4 million for the three months ended March 31, 1998. Operating expenses increased by $10.5 million as a result of our increased investment in "gross leased" real estate assets subsequent to March 31, 1998. Interest expense increased by $5.8 million as a result of higher borrowings outstanding during the 1999 period. Depreciation and amortization, and general and administrative expense increased by $6.2 million and $1.2 million, respectively, primarily as a result of new real estate investments subsequent to March 31, 1998.

         Net income increased to $47.6 million, or $0.36 per basic and diluted common share, for the 1999 period from $31.4 million, or $0.31 per basic and diluted common share, for the 1998 period. The change in net income is due primarily to the increase in new real estate investments since March 31, 1998 and the gain on sale of properties recognized in 1999.

         Funds from operations for the three months ended March 31, 1999 were $59.7 million, or $0.45 per basic common share, and $44.3 million, or $0.44 per basic common share, for the 1998 period. Diluted funds from operations for the three months ended March 31, 1999 were $63.7 million, or $0.45 per diluted common share, and $48.4 million, or $0.43 per diluted common share, for the 1998 period. The dividends declared which relate to the three months ended March 31, 1999 and 1998 were $50.1 million, or $0.38 per common share, and $40.4 million, or $0.38 per common share, respectively. The weighted average shares outstanding were 131.7 million in 1999 and 101.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999, we disposed of 14 healthcare properties for $82.7 million and recognized a gain of $8.3 million. As part of the sale of 12 healthcare properties, we provided a $60.0 million mortgage loan secured by the 12 healthcare properties.

         During the three months ended March 31, 1999, we funded $2.8 million of improvements to our existing properties, received $154,000 of regularly scheduled principal payments, received $3.0 million representing principal repayment of a mortgage secured by two healthcare properties, and received $1.0 million from a loan to an affiliate.

         In May 1999, we purchased one office property for $22.0 million plus closing costs, using cash on hand.

         At March 31, 1999, we owned 4.0 million, or 8.8%, of the common shares of beneficial interest of HPT with a carrying value of $109.8 million and a market value of $108.3 million. In May 1999, HPT completed a public offering of common shares and our ownership percentage was reduced to 7.1%.

         During the three months ended March 31, 1999, we issued 256,246 common shares in connection with the 1997 acquisition of office properties leased to agencies of the United States government and 89,702 common shares as the incentive advisory fee for the year ended December 31, 1998.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At March 31, 1999, we had $32.6 million of cash and cash equivalents, as well as no amounts outstanding and $500.0 million available for borrowing under our bank credit facility.

         During March 1999, we issued $90.0 million of unsecured 7 7/8% senior notes due 2009. Net proceeds of approximately $87.3 million were used to repay amounts outstanding under our revolving credit facility. These notes are callable by us at par on April 15, 2002.

         At March 31, 1999, we had outstanding commitments to purchase properties or provide financing totaling approximately $18.5 million. We intend to fund these commitments with a combination of cash on hand and amounts available under our existing credit facility. The acquisition of these properties is subject to various closing conditions customary in real estate transactions, and no assurances can be given as to when and if these properties will be acquired.

         We continue to seek new investments to expand and diversify our portfolio of leased real estate. As of March 31, 1999, our debt as a percentage of total market capitalization was approximately 39%.

Year 2000

         Our in-house computer systems environment is limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor and property manager. All of our computer systems (which are limited to financial reporting, property management and accounting systems) were installed within the last two years and management believes these systems are year 2000 compliant. All costs associated with our computer systems are borne by our investment advisor and property manager.

         All of our healthcare properties are leased on a triple net lease basis and are not managed by us. These triple net leased properties are dependent upon the efforts of our third party tenants and their affiliates, which operate these properties. Our leases and other contractual relationships require these operators to conduct the daily operations of our properties and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. Because of this leasing arrangement, the only actions that we can take with respect to these properties is to inquire about and monitor public operators' SEC filings and evaluate our operators' year 2000 preparedness plans. The majority of our triple net leased operators have responded to our inquiries regarding their preparedness for issues related to the year 2000. Based on operator responses to our inquiries, we believe that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providers to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming and compliance. While we believe the efforts of our tenants described in their responses will be or are adequate to address year 2000 concerns, there can be no guarantee that all tenant systems will be year 2000 compliant on a timely basis and will not have a material effect on us.

         Most of our commercial office properties and properties leased to the U.S. Government are leased on a gross lease or modified gross lease basis and are managed by us. In early 1998, we set out to identify issues associated with year 2000 compliance for these managed properties. We have been contacting and will continue to contact vendors to gather information to assess vendor readiness. In addition, managers and engineers at each of our properties are responsible for gathering and assessing year 2000 issues affecting specific building systems including life safety, elevator, garage, security, and energy management systems. We have also requested our major tenants to provide us with updates of their year 2000 readiness. We expect to complete an overall assessment of year 2000 issues by the end of the second quarter of 1999 and perform necessary system replacements or upgrades, including testing, by third or fourth quarter of 1999. Overall financial risk associated with year 2000 readiness for these properties is not expected to be material, and most of the costs associated with correcting non-compliance are expected to be classified as operating expense that may be reimbursable to us under most tenant leases.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         If our efforts and the efforts of our vendors, customers and tenants to prepare for the year 2000 were ineffective, our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses to our tenants as well as operating losses at our gross leased properties. Continued or severe operating losses may cause one or more of our tenants to default on their leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations and meet our financial, operating and capital obligations.

         We do not currently have a contingency plan in place in the event we, or our operators, do not successfully remedy year 2000 compliance issues that are identified in a timely manner or fail to identify any year 2000 issues. We will evaluate the status of our year 2000 compliance plan in mid 1999 and determine whether a plan is necessary.

                              HRPT PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with interest rate changes. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the near future. At March 31, 1999, our total outstanding debt for fixed rate notes consisted of the following:

               Amount                      Coupon                    Maturity

Unsecured senior notes:
              $40.0 million                  7.25%                     2001
             $160.0 million                 6.875%                     2002
             $150.0 million                  6.75%                     2002
             $164.9 million                  7.50%                     2003
             $100.0 million                   6.7%                     2005
              $90.0 million                 7.875%                     2009
             $143.0 million                   8.5%                     2013

Secured notes:
              $13.1 million                  8.00%                     2008
              $11.5 million                  7.66%                     2009

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $4.2 million. The secured notes are secured by three of our office properties and require principal and interest payments through maturity.

         As of March 31, 1999, we had two series of senior unsecured notes that were subject to floating interest rates; a $500.0 million bank credit facility and another series of unsecured senior notes totaling $250.0 million. Our bank credit facility bears interest at floating rates and matures in 2002. At March 31, 1999, no amounts were outstanding and $500.0 million was available for drawing under our line of credit. Our line of credit is available to finance our acquisition commitments. As of March 31, 1999, our acquisition commitments required approximately $18.5 million (plus closing costs) of cash. Assuming these commitments were all funded with borrowings under our bank credit facility, and assuming interest rates increased 1/2 percentage point, our annualized interest cost would increase by approximately $92,500. Our unsecured senior notes totaling $250.0 million bear interest at floating rates and mature in 2007. Assuming interest rates increase 1/2 percentage point, our annualized interest costs would increase by approximately $1.3 million.

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

         From time to time, we may enter into contracts to hedge our interest rate risk. As of March 31, 1999, we have not entered into any of these contracts.

         The market prices, if any, of each of our fixed rate obligations as of March 31, 1999 are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation typically will increase. Based on the balances outstanding at March 31, 1999, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $41.7 million (based on discounted cash flow analysis).

                              HRPT PROPERTIES TRUST



Part II  Other Information

Item 2.   Changes in Securities.

         In February 1999, we issued an aggregate of 256,246 common shares of beneficial interest, par value $.01 per share ("Common Shares") in connection with the previously disclosed acquisition of office properties leased to agencies of the United States Federal Government and in connection with certain post-closing adjustments, in both cases pursuant to the Merger Agreement dated February 17, 1997 between the Company and Government Property Investors, Inc., as amended. The issuance of such Common Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         In March 1999, we issued 89,702 Common Shares as an incentive fee of $1.3 million for services rendered during 1998, based upon a per Common Share price of $14.642. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K:

               1.   Current  Report on Form 8-K, dated March 5, 1999 relating to
                    (a) the Company's annual audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998, and (b) the issuance of 256,246 common shares to Government Property Investors, Inc. (Items 5 and 7).

               2.   Current Report on Form 8-K, dated March 11, 1999 relating to
                    (a) the unaudited pro forma consolidated financial statements of the Company as of and for the year ended
                    December 31, 1998, and (b) filing as exhibits, (1) Form of Common Share Certificate, (2) Supplemental Indenture No. 5, dated as of November 30, 1998, by and between the Company and State Street Bank and Trust Company, relating to $130,000,000 in aggregate principal amount of 8 1/2% Monthly Income Senior Notes due 2013, including form thereof, (3) Note Modification Agreement, dated as of June 30, 1998, by and between Connecticut Subacute Corporation and the Company, (4) Second Amendment to Master Lease Agreement General Terms and Conditions and Leases Entered Into
                    Pursuant Thereto, dated as of October 5, 1998, by and between the Company and Connecticut Subacute Corporation,
                    (5) consent of Ernst & Young LLP and (6) consents of Arthur Andersen LLP (Item 7).

               3.   Current Report on Form 8-K, dated March 19, 1999 relating to
                    (a) the unaudited pro forma consolidated financial statements of the Company as of and for the year ended December 31, 1998, and (b) filing as exhibits, (1) Purchase Agreement, dated as of March 19, 1999, by and among HRPT Properties Trust and the several Underwriters named therein pertaining to $90,000,000 in aggregate principal amount of 7 7/8% Monthly Income Senior Notes due 2009, (2) Form of Supplemental Indenture No. 6, dated as of March 24, 1999, by and between HRPT Properties Trust and State Street Bank and Trust Company, relating to $90,000,000 in aggregate principal amount of 7 7/8% Monthly Income Senior Notes due 2009, including form thereof, (3) opinion of counsel re: tax matters and (4) Computation of Ratio of Earnings to Fixed Charges (Item 7).

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans regarding investments, financings or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting our or any of our property's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 1998, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

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

                                     HRPT PROPERTIES TRUST


                                     By:  /s/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated:  May 14, 1999

                                     By:  /s/ Ajay Saini
                                          Ajay Saini
                                          Treasurer and Chief Financial Officer
                                          Dated:  May 14, 1999