Form 10-Q
period 1999-06-30
HRPT PROPERTIES TRUST
filed 1999-08-13
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Number of Common Shares outstanding at August 9, 1999:
           131,907,626 shares of beneficial interest, $0.01 par value.


                              HRPT PROPERTIES TRUST

                                    FORM 10-Q

                                  JUNE 30, 1999

                                      INDEX
                                                                                                     Page

PART I          Financial Information

Item 1.         Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                      1

                Consolidated Statements of Income - Three and Six Months Ended June
                     30, 1999 and 1998                                                                 2

                Consolidated Statements of Cash Flows - Six Months Ended June 30,
                     1999 and 1998                                                                     3

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                             8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                            12

PART II         Other Information

Item 2.         Changes in Securities                                                                 13

Item 4.         Submission of Matters to a Vote of Securities Holders                                 13

Item 6.         Exhibits and Reports on Form 8-K                                                      13

                Signatures                                                                            15

                                             HRPT PROPERTIES TRUST

                                          CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands, except per share amounts)
                                                  (unaudited)

                                                                           June 30,               December 31,
                                                                            1999                      1998
                                                                         -----------              ------------
ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $38,270 and $113,594, respectively):
    Land                                                                 $   378,714              $   369,770
    Buildings and improvements                                             2,627,807                2,586,712
                                                                         -----------              -----------
                                                                           3,006,521                2,956,482
    Less accumulated depreciation                                            184,992                  169,811
                                                                         -----------              -----------
                                                                           2,821,529                2,786,671

Real estate mortgages and notes, net (including note from an affiliate
      of $1,000 in 1998)                                                      60,530                   69,228
Investment in Hospitality Properties Trust                                   108,242                  110,554
Cash and cash equivalents                                                     26,984                   15,643
Interest and rents receivable                                                 38,825                   36,229
Other assets, net                                                             46,044                   45,732
                                                                         -----------              -----------
                                                                         $ 3,102,154              $ 3,064,057
                                                                         ===========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                               $--              $   100,000
Senior notes payable, net                                                    957,513                  802,439
Mortgage notes payable                                                        23,985                   24,779
Convertible subordinated debentures                                          204,863                  204,863
Accounts payable and accrued expenses                                         43,885                   44,446
Deferred rents                                                                32,509                   34,162
Security deposits                                                             19,332                   18,383
Due to affiliates                                                              7,367                    7,192

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                                 --                       --
    Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,894,626 shares and
      131,547,178 shares issued and outstanding, respectively                  1,319                    1,315
    Additional paid-in capital                                             1,971,168                1,964,878
    Cumulative net income                                                    650,157                  564,814
    Dividends                                                               (803,711)                (703,214)
    Unrealized holding losses on investments                                  (6,233)                    --
                                                                         -----------              -----------
      Total shareholders' equity                                           1,812,700                1,827,793
                                                                         -----------              -----------
                                                                         $ 3,102,154              $ 3,064,057
                                                                         ===========              ===========

                                             See accompanying notes

                                                        HRPT PROPERTIES TRUST

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (amounts in thousands, except per share amounts)
                                                             (unaudited)

                                                              Three Months Ended June 30,               Six Months Ended June 30,
                                                              ---------------------------               -------------------------
                                                                 1999              1998                   1999           1998
                                                              ----------        ---------               ---------      ---------

Revenues:
    Rental income                                             $ 102,022         $  78,850               $ 203,335      $ 145,744
    Interest and other income                                     4,529             4,441                   7,619          9,499
                                                              ---------         ---------               ---------      ---------
      Total revenues                                            106,551            83,291                 210,954        155,243
                                                              ---------         ---------               ---------      ---------

Expenses:
    Operating expenses                                           26,542            16,584                  50,548         30,086
    Interest                                                     20,088            15,782                  39,525         29,433
    Depreciation and amortization                                18,483            14,069                  37,314         26,727
    General and administrative                                    5,008             3,981                   9,849          7,600
                                                              ---------         ---------               ---------      ---------
      Total expenses                                             70,121            50,416                 137,236         93,846
                                                              ---------         ---------               ---------      ---------

Income before equity in earnings of Hospitality
    Properties  Trust, gain on sale of properties and
    extraordinary item
                                                                 36,430            32,875                  73,718         61,397

Equity in earnings of Hospitality Properties Trust                2,021             2,138                   4,029          3,465
(Loss) gain on equity transaction of Hospitality Properties
    Trust                                                          (711)              938                    (711)         2,470
                                                              ---------         ---------               ---------      ---------
Income before gain on sale of properties
    and extraordinary item                                       37,740            35,951                  77,036         67,332

Gain on sale of properties                                         --                --                     8,307           --
                                                              ---------         ---------               ---------      ---------
Income before extraordinary item                                 37,740            35,951                  85,343         67,332
Extraordinary item - early extinguishment of debt                  --              (2,140)                   --           (2,140)
                                                              ---------         ---------               ---------      ---------
Net income                                                    $  37,740         $  33,811               $  85,343      $  65,192
                                                              =========         =========               =========      =========

Weighted average shares outstanding                             131,894           114,445                 131,778        107,994
                                                              =========         =========               =========      =========

Basic and diluted earnings per common share:
Income before gain on sale of properties and
    extraordinary item                                        $    0.29         $    0.31               $    0.58      $    0.62
                                                              =========         =========               =========      =========
Income before extraordinary item                              $    0.29         $    0.31               $    0.65      $    0.62
                                                              =========         =========               =========      =========
Net income                                                    $    0.29         $    0.30               $    0.65      $    0.60
                                                              =========         =========               =========      =========


                                                       See accompanying notes


                                                  HRPT PROPERTIES TRUST


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (dollars in thousands)
                                                       (unaudited)
                                                                                          Six Months Ended June 30,
                                                                                      --------------------------------
                                                                                         1999                 1998
                                                                                      ---------              ---------
Cash flows from operating activities:
   Net income                                                                         $  85,343              $  65,192
   Adjustments to reconcile net income to cash provided by operating activities:
       Extraordinary item - early extinguishment of debt                                   --                    2,140
       Gain on sale of properties                                                        (8,307)                  --
       Loss (gain) on equity transaction of Hospitality Properties Trust                    711                 (2,470)
       Equity in earnings of Hospitality Properties Trust                                (4,029)                (3,465)
       Dividends from Hospitality Properties Trust                                        5,480                  5,160
       Depreciation                                                                      35,858                 25,774
       Amortization                                                                       1,456                    953
       Amortization of bond discounts                                                        74                     13
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets                    (6,676)               (11,353)
           Increase in accounts payable and accrued expenses                              4,073                  8,674
           (Decrease) increase in deferred rents                                         (1,653)                 3,735
           Increase (decrease) in security deposits                                         949                   (798)
           Increase in due to affiliates                                                  1,488                  3,472
                                                                                      ---------              ---------
       Cash provided by operating activities                                            114,767                 97,027
                                                                                      ---------              ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                           (143,961)              (471,470)
   Investments in mortgage loans                                                           --                 (226,000)
   Proceeds from repayment of notes and mortgage loans                                   68,274                 18,896
   Proceeds from sale of real estate                                                     22,177                  5,565
   Proceeds from repayment of loans to affiliate                                          1,000                  1,365
                                                                                      ---------              ---------
       Cash used for investing activities                                               (52,510)              (671,644)
                                                                                      ---------              ---------

Cash flows from financing activities:
   Proceeds from issuance of common shares                                                 --                  580,306
   Proceeds from borrowings                                                             271,500                914,945
   Payments on borrowings                                                              (217,294)              (835,768)
   Deferred finance costs incurred                                                       (4,625)                (2,636)
   Dividends paid                                                                      (100,497)               (76,977)
                                                                                      ---------              ---------
       Cash (used for) provided by financing activities                                 (50,916)               579,870
                                                                                      ---------              ---------

Increase in cash and cash equivalents                                                    11,341                  5,253
Cash and cash equivalents at beginning of period                                         15,643                 22,355
                                                                                      ---------              ---------
Cash and cash equivalents at end of period                                            $  26,984              $  27,608
                                                                                      =========              =========

Supplemental cash flow information:
   Interest paid                                                                      $  39,953              $  26,895
                                                                                      =========              =========



                                              See accompanying notes





                                              HRPT PROPERTIES TRUST


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                    (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                      --------------------------------
                                                                                         1999                 1998
                                                                                      ---------              ---------
Non-cash investing activities:
Real estate acquisitions                                                              $    --                $(226,000)
Investments in real estate mortgages                                                  $  60,000                226,000
Issuance of common shares                                                                 4,959                  5,705

Non-cash financing activities:
   Issuance of common shares                                                          $   1,335              $   7,707
   Conversion of convertible subordinated debentures, net                                  --                   (6,629)




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

         The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in 1998. FAS 133 must be adopted for the 2001 financial period. We anticipate that FAS 133 will not have a significant impact on our financial condition or results of operations.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                Three Months Ended June 30,           Six Months Ended June 30,
                                ---------------------------           --------------------------
                                  1999               1998               1999              1998
                                --------           --------           --------          --------
Net income                      $ 37,740           $ 33,811           $ 85,343          $ 65,192
Other comprehensive loss:
    Unrealized holding losses       (594)              --               (6,233)             --
                                --------           --------           --------          --------
Comprehensive income            $ 37,146           $ 33,811           $ 79,110          $ 65,192
                                ========           ========           ========          ========

Note 3.  Shareholders' Equity

         During the six months ended June 30, 1999, 256,246 common shares were issued in connection with the 1997 acquisition of office buildings leased to agencies of the United States Government and 89,702 common shares were issued as the incentive advisory fee for the year ended December 31, 1998.

         On July 12, 1999, our trustees declared a dividend on our common shares with respect to the quarter ended June 30, 1999 of $0.38 per share, or approximately $50,100, which will be distributed on or about August 20, 1999, to shareholders of record as of July 26, 1999.

         In July 1999, 13,000 common shares were granted and issued to officers of the Company and other employees of REIT Management & Research, Inc. ("RMR"), our investment manager and affiliate, pursuant to the 1992 Incentive Share Award Plan. During 1999, the three independent trustees were each granted and issued 500 common shares under this plan as part of their annual fee. The shares granted to the officers and other employees of RMR vest over a three-year period. The shares granted to the trustees vest immediately.

Note 4.  Real Estate Properties

         During the six months ended June 30, 1999, we purchased 14 office buildings for approximately $140,885 and funded $3,076 of improvements to our existing properties, using cash on hand and borrowings under our bank credit facility. In addition, we disposed of 14 senior housing properties, including 12 senior housing properties leased to an affiliate, for $82,737 and recognized a gain of $8,307. As part of the sale of 12 senior housing properties, we provided a $60,000 mortgage loan secured by the 12 senior housing properties which was subsequently paid in June 1999.

                              HRPT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

         As of June 30,1999, we had outstanding commitments aggregating approximately $75,072 to acquire office buildings or to provide financing. The acquisition of these office buildings is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these office buildings will be acquired.

         Subsequent to June 30, 1999, we purchased 11 office buildings for $125,303, using cash on hand and by borrowing $87,000 on our revolving credit facility. Our office buildings are managed by RMR.

Note 5.  Investment in Hospitality Properties Trust

         At June 30, 1999, we owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $108,242 and a fair value, based on quoted market prices, of $108,500. As of June 30, 1999, our percentage ownership of HPT was 7.1%. During the six months ended June 30, 1999, HPT completed public stock offerings of common shares. As a result of these transactions, our percentage ownership in HPT was reduced from 8.8% as of December 31, 1998, to 7.1% as of June 30, 1999, and we realized a loss of $711.

Note 6.  Real Estate Mortgages and Notes Receivable, net

         During the six months ended June 30, 1999, we received scheduled principal payments of $301, principal repayments of mortgages secured by three senior housing properties totaling $7,973 and principal repayment of $1,000 from a loan to an affiliate. In addition, we received $60,000 as payment of a mortgage loan provided in connection with the sale of the 12 senior housing properties discussed in note 3.

Note 7.  Indebtedness

         During 1999, we issued $90,000 unsecured 7 7/8% senior notes due 2009 and $65,000 unsecured 8 3/8% senior notes due 2011. Net proceeds of $150,156 were used to repay amounts outstanding under our revolving credit facility. These notes are callable at par on April 15, 2002, and June 15, 2003, respectively.

         In July 1999, we reset the terms of the Remarketed Reset Notes (the "Reset Notes") for a period of one year, at LIBOR plus a premium (currently 6.56%). The Reset Notes are redeemable at our option on each quarterly interest payment date.

Note 8.  Segment Information

         The following is a summary of our reportable segments as of or for the three and six months ended June 30, 1999 and 1998:

                                    Three Months Ended June 30, 1999                    Six Months Ended June 30, 1999
                              --------------------------------------------       --------------------------------------------
                                 Senior                                            Senior
                                Housing          Office           Total            Housing          Office           Total
                              --------------------------------------------       --------------------------------------------
Revenues                      $   24,821       $   81,228       $  106,049       $   50,952       $  158,889       $  209,841
Operating expenses                  --             26,542           26,542             --             50,548           50,548
                              ----------       ----------       ----------       ----------       ----------       ----------
Net operating income          $   24,821       $   54,686       $   79,507       $   50,952       $  108,341       $  159,293
                              ==========       ==========       ==========       ==========       ==========       ==========

Real estate investments       $  792,859       $2,274,192       $3,067,051       $  792,859       $2,274,192       $3,067,051

                                    Three Months Ended June 30, 1998                    Six Months Ended June 30, 1998
                              --------------------------------------------       --------------------------------------------
                                 Senior                                            Senior
                                Housing          Office           Total            Housing          Office           Total
                              --------------------------------------------       --------------------------------------------
Revenues                      $   26,447       $   57,099       $   83,546       $   54,602       $  100,705       $  155,307
Operating expenses                  --             16,584           16,584             --             30,086           30,086
                              ----------       ----------       ----------       ----------       ----------       ----------
Net operating income          $   26,447       $   40,515       $   66,962       $   54,602       $   70,619       $  125,221
                              ==========       ==========       ==========       ==========       ==========       ==========

Real estate investments       $  909,874       $1,840,591       $2,750,465       $  909,874       $1,840,591       $2,750,465

                              HRPT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

         The following tables reconcile the reported segment information to the consolidated financial statements for the three and six months ended June 30, 1999 and 1998:

                                                 Three Months Ended June 30,                  Six Months Ended June 30,
                                                  1999                1998                     1999               1998
                                               -----------------------------                 ----------------------------
Revenues:
   Total per reportable segment                $ 106,049          $  83,546                  $ 209,841          $ 155,307
   Unallocated other income (loss)                   502               (255)                     1,113                (64)
                                               ---------          ---------                  ---------          ---------
     Total consolidated revenues               $ 106,551          $  83,291                  $ 210,954          $ 155,243
                                               =========          =========                  =========          =========

Net operating income:
   Total per reportable segment                $  79,507          $  66,962                  $ 159,293          $ 125,221
   Unallocated amounts:
     Other income (loss)                             502               (255)                     1,113                (64)
     Interest expense                            (20,088)           (15,782)                   (39,525)           (29,433)
     Depreciation and amortization expense       (18,483)           (14,069)                   (37,314)           (26,727)
     General and administrative expenses          (5,008)            (3,981)                    (9,849)            (7,600)
                                               ---------          ---------                  ---------          ---------
     Total consolidated income before equity
         in earnings of HPT, gain on sale of
         properties and extraordinary item     $  36,430          $  32,875                  $  73,718          $  61,397
                                               =========          =========                  =========          =========


Note 9.  Senior Housing Properties Transaction

         In August 1999, we announced a revised plan to separate our senior housing properties from our office properties by means of a distribution to our shareholders of common shares of one of our subsidiaries, Senior Housing Properties Trust (the "Spin-Off"). The Spin-Off is contingent, and there can be no assurance that we will pursue the Spin-Off.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Versus 1998

         Total revenues for the three months ended June 30, 1999, increased $23.3 million to $106.6 million from $83.3 million for the three months ended June 30, 1998. Revenues from our office segment increased $24.1 million and revenues from our senior housing segment decreased $1.6 million. The increase in revenues from our office segment is due to our increased real estate investment in office buildings. The decrease in revenues from our senior housing segment is due to the sale of real estate investments in senior housing properties. During this period, rental income increased by $23.2 million and interest and other income increased by $88,000 compared to the prior year comparable period. Rental income increased primarily because of new real estate investments.

         Total expenses for the three months ended June 30, 1999, increased to $70.1 million from $50.4 million for the three months ended June 30, 1998. Operating expenses increased by $10.0 million as a result of our increased investment in office building real estate assets. Interest expense increased by $4.3 million as a result of higher borrowings outstanding during the 1999 period compared to the prior year comparable period. Depreciation and amortization, and general and administrative expenses increased by $4.4 million and $1.0 million, respectively, primarily as a result of new real estate investments.

         Net income increased to $37.7 million, or $0.29 per basic and diluted common share, for the 1999 period from $33.8 million, or $0.30 per basic and diluted common share, for the 1998 period. The change in net income is due primarily to the increase in new real estate investments.

         Funds from operations for the three months ended June 30, 1999, were $58.3 million, or $0.44 per basic common share, and $50.8 million, or $0.44 per basic common share, for the 1998 period. Diluted funds from operations for the three months ended June 30, 1999, were $62.4 million, or $0.44 per diluted common share, and $54.8 million, or $0.44 per diluted common share, for the 1998 period. The dividends declared which relate to the three months ended June 30, 1999 and 1998, were $50.1 million, or $0.38 per common share, and $50.0 million, or $0.38 per common share, respectively. The weighted average shares outstanding were 131.9 million in 1999 and 114.4 million in 1998.

Six Months Ended June 30, 1999 Versus 1998

         Total revenues for the six months ended June 30, 1999, increased $55.7 million to $211.0 million from $155.2 million for the six months ended June 30, 1998. Revenues from our office segment increased $58.2 million and revenues from our senior housing segment decreased $3.7 million. The increase in revenues from our office segment is due to our increased real estate investment in office buildings. The decrease in revenues from our senior housing segment is due to the sale of real estate investments in senior housing properties. Rental income increased by $57.6 million and interest and other income decreased by $1.9 million. Rental income increased primarily because of new real estate investments. Interest and other income decreased primarily as a result of a decrease in mortgage interest income as our mortgage loan investments were repaid.

         Total expenses for the six months ended June 30, 1999, increased to $137.2 million from $93.8 million for the six months ended June 30, 1998. Operating expenses increased by $20.5 million as a result of our increased investment in office building real estate assets. Interest expense increased by $10.1 million as a result of higher borrowings outstanding during the 1999 period. Depreciation and amortization, and general and administrative expenses increased by $10.6 million and $2.2 million, respectively, primarily as a result of new real estate investments.

         Net income increased to $85.3 million, or $0.65 per basic and diluted common share, for the 1999 period from $65.2 million, or $0.60 per basic and diluted common share, for the 1998 period. The change in net income is due primarily to the increase in new real estate investments, and the gain on sale of properties recognized in 1999.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Funds from operations for the six months ended June 30, 1999, were $118.0 million, or $0.90 per basic common share, and $95.1 million, or $0.88 per basic common share, for the 1998 period. Diluted funds from operations for the six months ended June 30, 1999, were $126.1 million, or $0.88 per diluted common share, and $103.2 million, or $0.86 per diluted common share, for the 1998 period. The dividends declared which relate to the six months ended June 30, 1999 and 1998, were $100.2 million, or $0.76 per common share, and $90.4 million, or $0.76 per common share, respectively. The weighted average shares outstanding were 131.8 million in 1999 and 108.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, we purchased 14 office buildings for approximately $140.9 million. In addition, we disposed of 14 senior housing properties for $82.7 million and recognized a gain of $8.3 million. As part of the sale of 12 of the senior housing properties, we provided a $60.0 million mortgage loan secured by the 12 senior housing properties which was paid in June 1999.

         During the six months ended June 30, 1999, we funded $3.1 million of improvements to our existing properties, received $301,000 of regularly scheduled principal payments, received $8.0 million representing principal repayments of mortgages secured by three senior housing properties, and received $1.0 million from a loan to an affiliate.

         Subsequent to June 30, 1999, we purchased 11 office buildings for $125.3 million plus closing costs, using cash on hand and by borrowing $87.0 million under our revolving credit facility.

         At June 30, 1999, we owned 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $108.2 million and a fair value of $108.5 million. During the six months ended June 30, 1999, HPT completed public offerings of common shares. As a result of these transactions, we recognized a loss of $711,000 and our ownership percentage was reduced to 7.1%.

         During the six months ended June 30, 1999, we issued 256,246 common shares in connection with the 1997 acquisition of office buildings leased to agencies of the United States Government, 89,702 common shares as the incentive advisory fee for the year ended December 31, 1998 and 1,500 common shares to our three independent trustees.

         At June 30, 1999, we had $27.0 million of cash and cash equivalents, as well as no amounts outstanding and $500.0 million available for borrowing under our bank credit facility.

         During 1999, we issued $90,000 unsecured 7 7/8% senior notes due 2009 and $65,000 unsecured 8 3/8% senior notes due 2011. Net proceeds of $150.2 million were used to repay amounts outstanding under our revolving credit facility. These notes are callable at par on April 15, 2002 and June 15, 2003, respectively.

         In July 1999, we reset the terms of the Reset Notes for a period of one year, at LIBOR plus a premium. The Reset Notes are callable at our option on each quarterly interest payment date.

         At June 30, 1999, we had outstanding commitments to purchase office buildings or provide financing totaling approximately $75.1 million. We intend to fund these commitments with a combination of cash on hand and amounts available under our existing credit facility. The acquisition of these office buildings is subject to various closing conditions customary in real estate transactions, and no assurances can be given as to when and if these office buildings will be acquired.

         At June 30, 1999, we had $2.5 billion available on our $3 billion effective shelf registration statement.

         In August 1999, we announced a revised plan to separate our senior housing properties from our office properties by means of a distribution to our shareholders of common shares of one of our subsidiaries, Senior Housing Properties Trust. The Spin-Off is contingent, and there can be no assurance that we will pursue the Spin-Off. If the Spin-Off is successfully completed we expect to receive about $200 million from this subsidiary.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         We continue to seek new investments to expand and diversify our portfolio of leased real estate. As of June 30, 1999, our debt as a percentage of total market capitalization was approximately 37%.

         We expect that cash generated by our operations, availability under our existing credit facilities, the proceeds of the planned Spin-Off and other possible issuances of equity or debt securities under our effective shelf registration will be sufficient to meet our cash needs for operations, dividends and currently planned expansion investments in the future.

Year 2000

         Our in-house computer systems environment is limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor and property manager. All of our computer systems, which are limited to financial reporting, property management and accounting systems, were installed within the last two years. We have obtained confirmations from most of our vendors and we believe these systems are year 2000 compliant. All costs associated with our computer systems are the responsibility of our investment advisor and property manager.

         All of our senior housing properties are leased on a triple net lease basis and are not managed by us. Ninety-seven percent of these properties are operated by public companies which have filed reports containing year 2000 preparedness information with the SEC. Our leases and other contractual relationships require these operators to conduct the daily operations of our properties and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. Because of these leasing arrangements, the only actions that we can take with respect to these properties is to inquire about and monitor the public operators' SEC filings and evaluate our operators' year 2000 preparedness plans for all systems, including financial and nonfinancial systems such as elevators, heating and ventilation and life safety systems. The majority of those operators have responded in writing to our inquiries regarding their preparedness for issues related to the year 2000. Based on these responses and the tenants' public disclosures which we have reviewed, we believe that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providers to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe the efforts of our tenants described in their responses and in their public filings will be or are adequate to address year 2000 concerns, there can be no guarantee that all tenant operations and those of their vendors and payors, including federal and state Medicare and Medicaid systems, will be year 2000 compliant on a timely basis and will not have a material effect on us.

         Most of our commercial office buildings and office buildings leased to the U.S. Government are leased on a gross lease or modified gross lease basis and are managed by us. In early 1998, we began to identify issues associated with year 2000 compliance for these managed buildings. We have been contacting and will continue to contact vendors to gather information to assess vendor readiness. In addition, managers and engineers at each of our buildings are responsible for gathering and assessing year 2000 issues affecting specific building systems including life safety, elevator, garage, security, and energy management systems. We have also requested our major tenants to provide us with updates of their year 2000 readiness. We expect to complete an overall assessment of year 2000 issues by the end of the third quarter of 1999 and perform necessary system replacements or upgrades, including testing, during the fourth quarter of 1999. Overall financial risk associated with year 2000 readiness for these buildings is not expected to be material, and most of the costs associated with correcting non-compliance are expected to be classified as operating expense that may be reimbursable to us under most tenant leases.

         If our efforts and the efforts of our vendors, customers and tenants to prepare for the year 2000 were ineffective, our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses to our tenants as well as operating losses at our properties. Continued or severe operating losses may cause one or more of our tenants to default on their leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations and meet our financial, operating and capital obligations.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         We do not currently have a contingency plan in place in the event we, our tenants or our operators do not successfully remedy year 2000 compliance issues that are identified in a timely manner or fail to identify any year 2000 issues. We will evaluate the status of our year 2000 compliance plan at the beginning of the fourth quarter of 1999 and determine whether a plan is necessary.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with interest rate changes. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At June 30, 1999, our total outstanding debt for fixed rate notes consisted of the following:

               Amount                  Coupon                   Maturity

Unsecured senior notes:
              $40.0 million              7.25%                    2001
             $160.0 million             6.875%                    2002
             $150.0 million              6.75%                    2002
             $164.9 million              7.50%                    2003
             $100.0 million               6.7%                    2005
              $90.0 million             7.875%                    2009
              $65.0 million             8.375%                    2011
             $143.0 million               8.5%                    2013

Secured notes:
              $12.7 million              8.00%                    2008
              $11.3 million              7.66%                    2009

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $4.6 million. The secured notes are secured by three of our office properties and require principal and interest payments through maturity.

         As of June 30, 1999, the $500.0 million bank credit facility and the unsecured senior Reset Notes totaling $250.0 million were subject to floating interest rates. Our bank credit facility matures in 2002 and our Reset Notes mature in 2007. At June 30, 1999, no amounts were outstanding and $500.0 million was available for drawing under our bank credit facility. As of June 30, 1999, our acquisition commitments totaled approximately $75.1 million, plus closing costs. Assuming these commitments were all funded with borrowings under our bank credit facility, and assuming interest rates increased 1/2 percentage point, our annual interest cost would increase by approximately $375,000. Assuming interest rates on the Reset Notes increase 1/2 percentage point, our annual interest cost would increase by approximately $1.3 million.

         Each of our obligations for borrowed money has provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value. In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.

         From time to time, we may enter into contracts to hedge our interest rate risk. As of June 30, 1999, we have not entered into any of these contracts.

         The market prices, if any, of each of our fixed rate obligations as of June 30, 1999, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at June 30, 1999, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $42.4 million, based on discounted cash flow analysis.

                              HRPT PROPERTIES TRUST

Part II  Other Information

Item 2.   Changes in Securities.

         In May 1999, pursuant to the Company's Incentive Share Award Plan, each of the Company's three independent trustees received a grant of 500 common shares valued at $14.8125 per common share, the closing price of the common shares on the New York Stock Exchange on May 11, 1999. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         At our Annual Shareholders Meeting on May 11, 1999, Dr. Bruce M. Gans, M.D. and Barry M. Portnoy were re-elected to serve as trustees, each for a term of three years. There were 120,018,895 and 120,033,991 shares, respectively, voted in favor of, and 1,156,985 and 1,141,890 shares, respectively, withheld from voting for the re-election of Dr. Gans and Mr. Portnoy. The Reverend Justinian Manning, Patrick F. Donelan and Gerard M. Martin continued to serve as trustees.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K:

              1. Current Report on Form 8-K, dated June 14, 1999, filing as exhibits, (a) Purchase Agreement, dated as of June 14, 1999, by and among HRPT Properties Trust and the several Underwriters named therein pertaining to $65,000,000 in aggregate principal amount of 8-3/8% Monthly Income Senior Notes due 2011, (b) Form of Supplemental Indenture No. 7, dated as of June 17, 1999, by and between HRPT Properties Trust and State Street Bank and Trust Company, relating to $65,000,000 in aggregate principal amount of 8-3/8% Monthly Income Senior Notes due 2011, including form thereof, (c) opinion of counsel re: tax matters, (d) Computation of Ratio of Earnings to Fixed Charges, (e) consent of Ernst & Young LLP and (f) consent of Arthur Andersen LLP (Item 7).

                              HRPT PROPERTIES TRUST

                            CERTAIN IMPORTANT FACTORS

         This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations with respect to the Spin-Off, the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans regarding investments, financings or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting our or any of our property's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 1998, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause differences.

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

                                   HRPT PROPERTIES TRUST


                                   By: /s/ David J. Hegarty
                                       David J. Hegarty
                                       President and Chief Operating Officer
                                       Dated:  August 13, 1999

                                   By: /s/ Ajay Saini
                                       Ajay Saini
                                       Treasurer and Chief Financial Officer
                                       Dated:  August 13, 1999