Form 10-Q
period 1999-09-30
HRPT PROPERTIES TRUST
filed 1999-11-15
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Number of Common Shares outstanding at November 11, 1999:
           131,907,626 shares of beneficial interest, $0.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX

PART I    Financial Information                                            Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998                                                1

          Consolidated Statements of Income - Three and Nine Months Ended
            September 30, 1999 and 1998                                      2

          Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1999 and 1998                                      3

          Notes to Consolidated Financial Statement                          5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        14

PART II   Other Information

Item 2.   Changes in Securities                                             16

Item 6.   Exhibits and Reports on Form 8-K                                  16

          Signatures                                                        18


                                              HRPT PROPERTIES TRUST

                                           CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands, except per share amounts)


                                                                          September 30,           December 31,
                                                                              1999                    1998
                                                                          -------------           ------------
                                                                           (unaudited)
ASSETS
Real estate properties,  at cost (including properties leased to affiliates with a cost of $38,270 and $113,594, respectively):
    Land                                                                  $   405,286              $   369,770
    Buildings and improvements                                              2,864,716                2,586,712
                                                                          -----------              -----------
                                                                            3,270,002                2,956,482
    Accumulated depreciation                                                 (203,789)                (169,811)
                                                                          -----------              -----------
                                                                            3,066,213                2,786,671

Real estate mortgages and notes receivable, net (including note from
an affiliate of $1,000 in 1998)                                                49,964                   69,228
Investment in Hospitality Properties Trust                                    110,115                  110,554
Cash and cash equivalents                                                      16,749                   15,643
Interest and rents receivable                                                  40,991                   36,229
Other assets, net                                                              41,181                   45,732
                                                                          -----------              -----------
                                                                          $ 3,325,213              $ 3,064,057
                                                                          ===========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                        $   240,000              $   100,000
Senior notes payable, net                                                     957,549                  802,439
Mortgage notes payable                                                         27,333                   24,779
Convertible subordinated debentures                                           204,863                  204,863
Accounts payable and accrued expenses                                          49,491                   44,446
Deferred rents                                                                 32,845                   34,162
Security deposits                                                              22,175                   18,383
Due to affiliates                                                              13,257                    7,192

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                                    --                       --
    Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,907,626 shares and
      131,547,178 shares issued and outstanding, respectively                   1,319                    1,315
    Additional paid-in capital                                              1,971,362                1,964,878
    Cumulative net income                                                     665,681                  564,814
    Distributions                                                            (853,836)                (703,214)
    Unrealized holding losses on investments                                   (6,826)                      --
                                                                          -----------              -----------
      Total shareholders' equity                                            1,777,700                1,827,793
                                                                          -----------              -----------
                                                                          $ 3,325,213              $ 3,064,057
                                                                          ===========              ===========




                                             See accompanying notes



                                                       HRPT PROPERTIES TRUST

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         (amounts in thousands, except per share amounts)
                                                            (unaudited)

                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                      --------------------------------         --------------------------------
                                                          1999                 1998                1999                 1998
                                                      -----------           ----------         -----------           ----------
Revenues:
    Rental income                                      $ 112,475             $  93,301         $ 315,810              $ 239,045
    Interest and other income                              2,330                 3,659             9,949                 13,158
                                                       ---------             ---------         ---------              ---------
      Total revenues                                     114,805                96,960           325,759                252,203
                                                       ---------             ---------         ---------              ---------

Expenses:
    Operating expenses                                    31,023                21,449            81,571                 51,535
    Interest                                              23,488                16,355            63,013                 45,788
    Depreciation and amortization                         19,850                16,366            57,164                 43,093
    General and administrative                             5,287                 4,754            15,136                 12,354
    Impairment of assets                                   7,000                    --             7,000                     --
    Senior Housing Properties Trust transaction
      costs                                               14,656                    --            14,656                     --
                                                       ---------             ---------         ---------              ---------
      Total expenses                                     101,304                58,924           238,540                152,770
                                                       ---------             ---------         ---------              ---------

Income before equity in earnings of Hospitality
    Properties Trust, gain on sale of properties and
    extraordinary item                                    13,501                38,036            87,219                 99,433

Equity in earnings of Hospitality Properties Trust         2,023                 2,076             6,052                  5,541
(Loss) gain on equity transaction of Hospitality
   Properties Trust                                           --                    --              (711)                 2,470
                                                       ---------             ---------         ---------              ---------
Income before gain on sale of properties and
    extraordinary item                                    15,524                40,112            92,560                107,444

Gain on sale of properties                                    --                    --             8,307                     --
                                                       ---------             ---------         ---------              ---------
Income before extraordinary item                          15,524                40,112           100,867                107,444
Extraordinary item - early extinguishment of debt             --                    --                --                 (2,140)
                                                       ---------             ---------         ---------              ---------
Net income                                             $  15,524             $  40,112         $ 100,867              $ 105,304
                                                       =========             =========         =========              =========

Weighted average shares outstanding                      131,906               131,546           131,821                115,931
                                                       =========             =========         =========              =========

Basic and diluted earnings per common share:
Income before gain on sale of properties and
    extraordinary item                                 $    0.12             $    0.30         $    0.70              $    0.93
                                                       =========             =========         =========              =========
Income before extraordinary item                       $    0.12             $    0.30         $    0.77              $    0.93
                                                       =========             =========         =========              =========
Net income                                             $    0.12             $    0.30         $    0.77              $    0.91
                                                       =========             =========         =========              =========

                                                      See accompanying notes


                                             HRPT PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (dollars in thousands)
                                                  (unaudited)

                                                                            Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                               1999                 1998
                                                                           ------------         ------------
Cash flows from operating activities:
   Net income                                                              $   100,867           $   105,304
   Adjustments to reconcile net income to cash provided by operating activities:
       Extraordinary item - early extinguishment of debt                            --                 2,140
       Gain on sale of properties                                               (8,307)                   --
       Loss (gain) on equity transaction of Hospitality Properties Trust           711                (2,470)
       Equity in earnings of Hospitality Properties                             (6,052)               (5,541)
       Dividends from Hospitality Properties                                     5,480                 5,160
       Impairment of assets                                                      7,000                    --
       Depreciation                                                             54,805                41,713
       Amortization                                                              2,359                 1,380
       Amortization of bond discounts                                              110                    35
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets           (5,534)              (20,405)
           Increase in accounts payable and accrued expenses                     8,179                 6,915
           (Decrease) increase in deferred rents                                (1,317)                4,607
           Increase (decrease) in security deposits                              3,792                  (624)
           Increase in due to affiliates                                         7,378                11,182
                                                                           -----------           -----------
       Cash provided by operating activities                                   169,471               149,396
                                                                           -----------           -----------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                  (403,899)             (592,188)
   Investments in real estate mortgages receivable                                  --              (226,000)
   Proceeds from repayment of real estate mortgages and notes receivable        73,690                33,404
   Proceeds from sale of real estate                                            22,177                 5,565
   Proceeds from repayment of loans to affiliate                                 1,000                 1,365
                                                                           -----------           -----------
       Cash used for investing activities                                     (307,032)             (777,854)
                                                                           -----------           -----------

Cash flows from financing activities:
   Proceeds from issuance of common shares                                          --               580,306
   Proceeds from borrowings                                                    519,500             1,219,467
   Payments on borrowings                                                     (225,489)           (1,015,930)
   Deferred finance costs incurred                                              (4,722)               (3,833)
   Distributions                                                              (150,622)             (126,965)
                                                                           -----------           -----------
       Cash provided by financing activities                                   138,667               653,045
                                                                           -----------           -----------

Increase in cash and cash equivalents                                            1,106                24,587
Cash and cash equivalents at beginning of period                                15,643                22,355
                                                                           -----------           -----------
Cash and cash equivalents at end of period                                 $    16,749           $    46,942
                                                                           ===========           ===========

Supplemental cash flow information:
   Interest paid                                                           $    64,749           $    41,451
                                                                           ===========           ===========



                                            See accompanying notes


                                               HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                    (unaudited)

                                                                            Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                               1999                 1998
                                                                           ------------         ------------
Non-cash investing activities:
   Real estate acquisitions                                                      $--              $(237,404)
   Investments in real estate mortgages receivable                            60,000                226,000
   Disposition of real estate                                                     --                 11,404
   Issuance of common shares                                                   4,959                  5,705

Non-cash financing activities:
   Assumption of mortgage note payable                                        $3,543                    $--
   Issuance of common shares                                                   1,529                  7,958
   Conversion of convertible subordinated debentures, net                         --                 (6,629)




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

         The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in 1998. FAS 133 must be adopted for 2001. We anticipate that FAS 133 will not have a significant impact on our financial condition or results of operations.

         Certain prior year amounts have been reclassified to conform to the current years presentation.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 1999 and 1998:

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------    -------------------------------
                                    1999                 1998           1999                1998
                               ----------------    -------------    ---------------    ------------
Net income                        $  15,524          $  40,112         $ 100,867         $ 105,304
Other comprehensive loss:
    Unrealized holding losses          (593)                --            (6,826)               --
                                  ---------          ---------         ---------         ---------
Comprehensive income              $  14,931          $  40,112         $  94,041         $ 105,304
                                  =========          =========         =========         =========

Note 3.  Shareholders' Equity

         During the nine months ended September 30, 1999, 256,246 common shares were issued in connection with the 1997 acquisition of office buildings leased to agencies of the United States Government and 89,702 common shares were issued as the incentive advisory fee relating to the year ended December 31, 1998.

         On September 21, 1999, our trustees declared a distribution on our common shares with respect to the quarter ended September 30, 1999 of $0.32 per share, or approximately $42,200, which will be distributed on or about November 22, 1999, to shareholders of record as of October 20, 1999.

         In July 1999, 13,000 common shares were granted and issued to officers of the Company and other employees of REIT Management & Research, Inc. ("RMR"), our investment manager, pursuant to the 1992 Incentive Share Award Plan. RMR is owned by our two Managing Trustees. During 1999, the three independent trustees were each granted and issued 500 common shares under this plan as part of their annual fee. The shares granted to the officers and other employees of RMR vest over a three-year period. The shares granted to the trustees vest immediately.

Note 4.  Real Estate Properties

         During the nine months ended September 30, 1999, we purchased 48 office buildings for approximately $402,823 and funded $4,619 of improvements to our existing properties, using cash on hand, borrowings under our bank credit facility and assuming $3,543 of debt. In addition, we disposed of 14 senior housing properties, including 12 senior housing properties leased to an affiliate, for $82,737 and recognized a gain of $8,307. As part of the sale of 12 senior housing properties, we provided a $60,000 mortgage loan secured by the 12 senior housing properties which was subsequently paid in June 1999.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

         As of September 30,1999, we had outstanding commitments aggregating approximately $78,707 to acquire office buildings or to provide financing. The acquisition of these office buildings is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these office buildings will be acquired.

         Subsequent to September 30, 1999, we purchased two office buildings for $40,000, using cash on hand, borrowing $20,000 on our revolving credit facility and assuming $11,123 of debt. Our office buildings are managed by RMR.

Note 5.  Investment in Hospitality Properties Trust

         At September 30, 1999, we owned four million shares of the common stock of Hospitality Properties Trust ("HPT") with a carrying value of $110,115 and a fair value based on quoted market prices, of $88,750. As of September 30, 1999, our percentage ownership of HPT was 7.1%. During the nine months ended September 30, 1999, HPT completed public stock offerings of common shares. As a result of these transactions, our percentage ownership in HPT was reduced from 8.8% as of December 31, 1998, to 7.1% as of September 30, 1999, and we realized a loss of $711.

Note 6.  Real Estate Mortgages and Notes Receivable, net

         During the nine months ended September 30, 1999, we received scheduled principal payments of $478, principal repayments of mortgages secured by seven senior housing properties totaling $13,212, principal repayment of $1,000 from a loan to an affiliate and $60,000 as payment of a mortgage loan provided in connection with the sale of the 12 senior housing properties discussed in note
4. In addition, we established an allowance for the impairment of two mortgage loans for $5 million.

Note 7.  Indebtedness

         During 1999, we issued $90,000 unsecured 7 7/8% senior notes due 2009 and $65,000 unsecured 8 3/8% senior notes due 2011. Net proceeds of $150,156 were used to repay amounts outstanding under our revolving credit facility. These notes are callable at par on April 15, 2002, and June 15, 2003, respectively. In addition, we assumed a $3,543 secured 9.12% mortgage note payable due 2004 in connection with the acquisition of one office property discussed in note 4.

         In July 1999, we reset the terms of the Remarketed Reset Notes (the "Reset Notes") for a period of one year, at LIBOR plus a premium (currently 7.43%). The Reset Notes are redeemable at our option on each quarterly interest payment date.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 8.  Segment Information

         The following is a summary of our reportable segments as of or for the three and nine months ended September 30, 1999 and 1998:

                          Three Months Ended September 30, 1999   Nine Months Ended September 30, 1999
                             Senior                                Senior
                            Housing      Office       Total        Housing      Office       Total
                          ====================================   ====================================
Revenues                  $   23,180   $   91,425   $  114,605   $   74,132   $  250,314   $  324,446
Operating expenses                --       31,023       31,023           --       81,571       81,571
                          ==========   ==========   ==========   ==========   ==========   ==========
Net operating income      $   23,180   $   60,402   $   83,582   $   74,132   $  168,743   $  242,875
                          ==========   ==========   ==========   ==========   ==========   ==========

Real estate investments   $  782,359   $2,537,607   $3,319,966   $  782,359   $2,537,607   $3,319,966

                          Three Months Ended September 30, 1998   Nine Months Ended September 30, 1998
                             Senior                                Senior
                            Housing      Office       Total        Housing      Office       Total
                          ====================================   ====================================
Revenues                  $   26,802   $   69,891   $   96,693   $   81,404   $  170,596   $  252,000
Operating expenses                --       21,449       21,449           --       51,535       51,535
                          ==========   ==========   ==========   ==========   ==========   ==========
Net operating income      $   26,802   $   48,442   $   75,244   $   81,404   $  119,061   $  200,465
                          ==========   ==========   ==========   ==========   ==========   ==========

Real estate investments   $  895,343   $1,961,282   $2,856,625   $  895,343   $1,961,282   $2,856,625

         The following tables reconcile the reported segment information to the consolidated financial statements for the three and nine months ended September 30, 1999 and 1998:

                                                          Three Months Ended                   Nine Months Ended
                                                            September  30,                         September 30,
                                                    -------------------------------     ---------------------------------
                                                         1999            1998                 1999             1998
                                                    --------------- ---------------     ----------------- ---------------
Revenues:
   Total per reportable segment                        $ 114,605        $  96,693            $ 324,446        $ 252,000
   Unallocated other income                                  200              267                1,313              203
                                                       ---------        ---------            ---------        ---------
     Total consolidated revenues                       $ 114,805        $  96,960            $ 325,759        $ 252,203
                                                       =========        =========            =========        =========

Net operating income:
   Total per reportable segment                        $  83,582        $  75,244            $ 242,875        $ 200,465
   Unallocated amounts:
     Other income                                            200              267                1,313              203
     Interest expense                                    (23,488)         (16,355)             (63,013)         (45,788)
     Depreciation and amortization expense               (19,850)         (16,366)             (57,164)         (43,093)
     General and administrative expenses                  (5,287)          (4,754)             (15,136)         (12,354)
     Write-down of assets                                 (7,000)              --               (7,000)              --
     Senior Housing Properties Trust
        transaction costs                                (14,656)              --              (14,656)              --
                                                       ---------        ---------            ---------        ---------
     Total consolidated income before equity
        in earnings of Hospitality Properties
        Trust, gain on sale of properties and
        extraordinary item                             $  13,501        $  38,036            $  87,219        $  99,433
                                                       =========        =========            =========        =========


                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 9.  Senior Housing Properties Trust Transaction

         In September 1999, the Securities and Exchange Commission declared effective a registration statement filed by our 100% owned subsidiary, Senior Housing Properties Trust ("Senior Housing"), to separate our senior housing properties from our office properties by means of a distribution of Senior Housing common shares to our shareholders (the "Spin-Off"). Prior to the Spin-Off, Senior Housing had 26,000,000 common shares outstanding. On October 12, 1999, we completed the 50.7% Spin-off by distributing 13,190,763 Senior Housing common shares to our shareholders of record on October 8, 1999. The Senior Housing common shares now trade on the New York Stock Exchange under the symbol "SNH." In connection with the Spin-Off, we received $200,000 from Senior Housing which was used to repay amounts outstanding on our bank credit facility.

         Included in the accompanying consolidated financial statements are the net assets and results of operations of 81 senior housing properties and 12 mortgage receivables owned by Senior Housing. Summarized consolidated financial information for Senior Housing as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 is as follows and should be read in conjunction with the Senior Housing Registration Statement dated September 21, 1999, as amended, and the Senior Housing Quarterly Report on Form 10Q for the quarter ended September 30, 1999:

Consolidated Balance Sheet Data:
                                                         As of
                                                     September 30,
                                                         1999
                                                    --------------
Real estate properties, at cost                       $732,393
Real estate mortgages receivable                        37,540
Total assets                                           670,441
Total indebtedness                                     200,000
Shareholder's equity                                   427,452


Consolidated Statements of Income Data:

                        Three Months Ended                Nine Months Ended
                            September 30,                    September 30,
                      -------------------------     ---------------------------
                        1999             1998           1999           1998
                      -------------------------     ---------------------------
Total revenues         $22,621         $21,711         $67,911       $64,921
Total expenses          11,445          10,699          34,903        31,238
Net income              11,176          11,012          33,008        33,683

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 10.  Pro Forma Information

         On October 12, 1999, we spun-off 50.7% of our 100% owned subsidiary, Senior Housing, to our shareholders. Also, during 1999 and 1998, we sold 33 nursing homes for gross proceeds of $141,500. The following unaudited pro forma consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 are presented to reflect the effects of the Spin-Off and the disposition of nursing home assets during 1999 and 1998, as if these transactions had occurred on January 1, 1998 and to exclude the effects of transactions costs associated with the Spin-Off and the write-down of assets recorded during the period ended September 30, 1999. Comparative pro forma information is presented due to the significance of the pro forma adjustments on historical operating results. This pro forma information does not purport to present actual results of operations if these transactions had occurred on such date or project operating results for any future period.

Pro Forma Unaudited Consolidated Statements of Income

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                             --------------------   -------------------
                                                1999        1998        1999      1998
                                             ---------   --------   --------   --------
Revenues:
    Rental income                             $ 91,290   $ 69,598   $249,495   $168,160
    Interest and other income                      875      1,552      3,678      6,132
                                              --------   --------   --------   --------
      Total revenues                            92,165     71,150    253,173    174,292
                                              --------   --------   --------   --------

Expenses:
    Operating expenses                          31,023     21,449     81,571     51,535
    Interest                                    20,462     11,702     52,580     31,729
    Depreciation and amortization               14,330     11,040     39,898     27,169
    General and administrative                   4,131      3,421     11,495      8,531
                                              --------   --------   --------   --------
      Total expenses                            69,946     47,612    185,544    118,964
                                              --------   --------   --------   --------

Income before equity in earnings of
    Hospitality Properties Trust and Senior
    Housing Properties Trust, gain on sale
    of properties and extraordinary item        22,219     23,538     67,629     55,328

Equity in earnings:
    Hospitality Properties                       2,023      2,076      6,052      5,541
    Senior Housing Properties                    5,966      5,970     17,864     17,922
                                              --------   --------   --------   --------
Income before gain on sale of properties
    and extraordinary item                    $ 30,208   $ 31,584   $ 91,545   $ 78,791
                                              ========   ========   ========   ========

Weighted average shares outstanding            131,906    131,546    131,821    115,931
                                              ========   ========   ========   ========

Income before gain on sale of properties
    and extraordinary item per basic share    $   0.23   $   0.24   $   0.69   $   0.68
                                              ========   ========   ========   ========

         Pro forma funds from operations, on a diluted basis, were $52.6 million, or $0.37 per share for the three months ended September 30, 1999, and $50.6 million, or $0.35 per share, for the three months ended September 30, 1998. Pro forma funds from operations, on a diluted basis, were $156.0 million, or $1.09 per share, for the nine months ended September 30, 1999, and $130.0 million, or $1.02 per share, for the nine months ended September 30, 1998.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Versus 1998

         Total revenues for the three months ended September 30, 1999, increased $17.8 million to $114.8 million from $97.0 million for the three months ended September 30, 1998. Revenues from our office segment increased $21.5 million and revenues from our senior housing segment decreased $3.6 million. The increase in revenues from our office segment is due to our increased real estate investment in office buildings. The decrease in revenues from our senior housing segment is due to the sale of real estate investments in senior housing properties. During this period, rental income increased by $19.2 million and interest and other income decreased by $1.3 million compared to the prior year comparable period. Rental income increased primarily because of new real estate investments.

         Total expenses for the three months ended September 30, 1999, increased to $101.3 million from $58.9 million for the three months ended September 30, 1998. Included in total expenses for the 1999 period are unusual and non-recurring items aggregating $21.7 million. Approximately $14.7 million of these costs were transaction costs from the spin-off of 50.7% of our subsidiary, Senior Housing Properties Trust ("Senior Housing"), $5 million was for the write-down to net realizable value in the carrying value of two real estate mortgages receivable secured by four nursing home properties that were not spun-off with Senior Housing because of the uncertainty to meet obligations due to us based on past delinquencies and $2 million was for the write-down in the carrying value of other assets. The impairment of other assets represents a $1 million reserve for litigation and the recoverability of a deposit for the acquisition of property, a $500,000 reserve for the impairment of an office building asset and a $500,000 reserve for litigation and construction expenses resulting from a dispute with a tenant. Operating expenses increased by $9.6 million as a result of our increased investment in office building real estate assets. Interest expense increased by $7.1 million as a result of higher borrowings outstanding during the 1999 period compared to the prior year comparable period. Depreciation and amortization, and general and administrative expenses increased by $3.5 million and $533,000, respectively, primarily as a result of new real estate investments.

         Net income decreased to $15.5 million, or $0.12 per basic and diluted common share, for the 1999 period from $40.1 million, or $0.30 per basic and diluted common share, for the 1998 period. The change in net income is due primarily to the unusual and non-recurring items of $21.7 million described above.

         Funds from operations for the three months ended September 30, 1999, were $58.3 million, or $0.44 per basic common share, and $58.2 million, or $0.44 per basic common share, for the 1998 period. Diluted funds from operations for the three months ended September 30, 1999, were $62.3 million, or $0.44 per diluted common share, and $62.2 million, or $0.44 per diluted common share, for the 1998 period. The distributions declared which relate to the three months ended September 30, 1999 and 1998, were $42.2 million, or $0.32 per common share, and $50.0 million, or $0.38 per common share, respectively. The weighted average shares outstanding were 131.9 million in 1999 and 131.5 million in 1998.

Nine Months Ended September 30, 1999 Versus 1998

         Total revenues for the nine months ended September 30, 1999, increased $73.6 million to $325.8 million from $252.2 million for the nine months ended September 30, 1998. Revenues from our office segment increased $79.7 million and revenues from our senior housing segment decreased $7.3 million. The increase in revenues from our office segment is due to our increased real estate investment in office buildings. The decrease in revenues from our senior housing segment is due to the sale of real estate investments in senior housing properties. Rental income increased by $76.8 million and interest and other income decreased by $3.2 million. Rental income increased primarily because of new real estate investments. Interest and other income decreased primarily as a result of a decrease in mortgage interest income as our mortgage loan investments were repaid.

         Total expenses for the nine months ended September 30, 1999, increased to $238.5 million from $152.8 million for the nine months ended September 30, 1998. As discussed above, included in total expenses for the 1999 period are unusual and non-recurring items aggregating $21.7 million. Operating expenses increased by $30.0 million as a result of our increased investment in office building real estate assets. Interest expense increased by $17.2 million as a result of higher borrowings outstanding during the 1999 period. Depreciation and amortization, and general and administrative expenses increased by $14.1 million and $2.8 million, respectively, primarily as a result of new real estate investments.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Net income decreased to $100.9 million, or $0.77 per basic and diluted common share, for the 1999 period from $105.3 million, or $0.91 per basic and diluted common share, for the 1998 period. The change in net income is due primarily to the increase in new real estate investments and the gain on sale of properties recognized in 1999, offset by the unusual and non-recurring items of $21.7 million described above.

         Funds from operations for the nine months ended September 30, 1999, were $176.3 million, or $1.34 per basic common share, and $153.2 million, or $1.32 per basic common share, for the 1998 period. Diluted funds from operations for the nine months ended September 30, 1999, were $188.4 million, or $1.32 per diluted common share, and $165.4 million, or $1.30 per diluted common share, for the 1998 period. The distributions declared which relate to the nine months ended September 30, 1999 and 1998, were $142.5 million, or $1.08 per common share, and $140.4 million, or $1.14 per common share, respectively. The weighted average shares outstanding were 131.8 million in 1999 and 115.9 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999, we purchased 48 office buildings for approximately $402.8 million, using cash on hand, borrowings under our bank credit facility and assumption of $3.5 million of debt. In addition, we disposed of 14 senior housing properties for $82.7 million and recognized a gain of $8.3 million. As part of the sale of 12 of the senior housing properties, we provided a $60.0 million mortgage loan secured by the 12 senior housing properties which was paid in June 1999.

         During the nine months ended September 30, 1999, we funded $4.6 million of improvements to our existing properties, received $478,000 of regularly scheduled principal payments, received $13.2 million representing principal repayments of mortgages secured by seven senior housing properties, and received $1.0 million from a loan to an affiliate.

         Subsequent to September 30, 1999, we purchased two office buildings for $40.0 million plus closing costs, using cash on hand, borrowing $20.0 million under our bank credit facility and assuming $11.1 million of debt.

         At September 30, 1999, we owned 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $110.1 million and a fair value of $88.8 million. During the nine months ended September 30, 1999, HPT completed public offerings of common shares. As a result of these transactions, we realized a loss of $711,000.

         During the nine months ended September 30, 1999, we issued 256,246 common shares in connection with the 1997 acquisition of office buildings leased to agencies of the United States Government, 89,702 common shares as the incentive advisory fee for the year ended December 31, 1998, 1,500 common shares to our three independent trustees and 13,000 to our officers and employees of Reit Management & Research, Inc. ("RMR"). RMR is owned by our two Managing Trustees.

         At September 30, 1999, we had $16.7 million of cash and cash equivalents, as well as $240.0 million outstanding and $260.0 million available for borrowing under our bank credit facility.

         During 1999, we issued $90.0 million unsecured 7 7/8% senior notes due 2009 and $65.0 million unsecured 8 3/8% senior notes due 2011. Net proceeds of $150.2 million were used to repay amounts outstanding under our revolving credit facility. These notes are callable at par on April 15, 2002 and June 15, 2003, respectively. In addition, we assumed a $3.5 million secured 9.12% mortgage note payable due 2004 in connection with the acquisition of one office property.

         In July 1999, we reset the terms of the Reset Notes for a period of one year, at LIBOR plus a premium. The Reset Notes are callable at our option on each quarterly interest payment date.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At September 30, 1999, we had outstanding commitments to purchase office buildings or provide financing totaling approximately $78.7 million. We intend to fund these commitments with a combination of cash on hand and amounts available under our existing credit facility. The acquisition of these office buildings is subject to various closing conditions customary in real estate transactions, and no assurances can be given as to when and if these office buildings will be acquired.

         At September 30, 1999, we had $2.5 billion available on our $3 billion effective shelf registration statement.

         In September 1999, the Securities and Exchange Commission ("SEC") declared effective a registration statement filed by our 100% owned subsidiary, Senior Housing Properties Trust ("Senior Housing"), to separate our senior housing properties from our office properties by means of a distribution of Senior Housing common shares to our shareholders (the "Spin-Off"). Prior to the Spin-Off, Senior Housing had 26.0 million common shares outstanding. On October 12, 1999, we completed the Spin-Off by distributing 13.2 million Senior Housing common shares to our shareholders of record on October 8, 1999. In addition, we received $200.0 million from Senior Housing. The Senior Housing common shares now trade on the New York Stock Exchange under the symbol "SNH."

         We continue to seek new investments to expand and diversify our portfolio of leased real estate. As of September 30, 1999, our debt as a percentage of total book capitalization was approximately 45%.

         We expect that cash generated by our operations, availability under our existing credit facility, and other possible issuances of equity or debt securities under our effective shelf registration will be sufficient to meet our cash needs for operations, dividends and currently planned expansion investments in the future.

Year 2000

         Our in-house computer systems are limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor, RMR. All of our computer systems, which are limited to information systems, were installed within the last two years. All of the critical enterprise wide systems are warrantied in writing to be year 2000 compliant by the manufacturers and have been tested by RMR. These systems include the network hardware, the network operating system, the desktop operating system, business application software, financial accounting software and communication software. Other than those operated by our tenants, we have no critical non-information technology systems, and no such systems are provided to us by RMR. All costs associated with our computer systems are borne by RMR.

         All of our senior housing properties are leased on a triple net basis and are not managed by us. Ninety-seven percent of our senior housing tenants, prior to the Spin-Off, were operated by subsidiaries of public companies which have filed reports containing year 2000 preparedness information with the SEC. These leases require the tenants to conduct the daily operations of the properties and the scope of the tenants' responsibility includes ensuring preparedness for the year 2000. Because of these leases, the only actions that we can take with respect to these properties is to inquire of our tenants, monitor our tenants' SEC filings and evaluate their year 2000 preparedness plans for all systems, including financial and non-financial systems such as elevators, heating and ventilation and life safety systems. As of September 30, 1999, six of our nine senior housing tenants that then operated 97% of our senior housing investments had responded in writing to our inquiries regarding their preparedness for issues related to the year 2000. Based on these responses and tenant public disclosures which we have reviewed, we believe that these tenants are in the process of studying their systems and the systems for their vendors, suppliers and service providers to ensure preparedness but none of these tenants have yet reported they are year 2000 compliant. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe that the efforts of these tenants described in their responses and in their public filings will be adequate to address year 2000 concerns, there can be no guarantee that all tenant operations and those of their vendors and payors, including federal and state Medicare and Medicaid systems, will be year 2000 compliant on a timely basis and will not have a material effect on us.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Most of our commercial office buildings and office buildings leased to the U.S. Government are leased on a gross lease or modified gross lease basis and are managed by us. In early 1998, we began to identify issues associated with year 2000 compliance for these managed buildings. We have been contacting and will continue to contact vendors to gather information to assess vendor readiness. In addition, managers and engineers at each of our buildings are responsible for gathering and assessing year 2000 issues affecting specific building systems including life safety, elevator, garage, security, and energy management systems. We have also requested our major tenants to provide us with updates of their year 2000 readiness. We expect to complete an overall assessment of year 2000 issues and perform necessary system replacements or upgrades, including testing, prior to December 31, 1999. Overall financial risk associated with year 2000 readiness for these buildings is not expected to be material, and most of the costs associated with correcting non-compliance are expected to be classified as operating expense that may be reimbursable to us under most tenant leases.

         If our efforts and the efforts of our vendors, customers and tenants, and their customers and vendors to prepare for the year 2000 were ineffective, our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses to our tenants as well as operating losses at our properties. Continued or severe operating losses may cause one or more of our tenants to default on their leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations, meet our financial, operating and capital obligations and timely pay our distributions to our shareholders.

         We do not currently have a contingency plan in place in the event we or our tenants do not successfully remedy year 2000 compliance issues that are identified in a timely manner or fail to identify any year 2000 issues. We continue to evaluate the status of our year 2000 compliance plan and determine whether a contingency plan is necessary.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At September 30, 1999, our total outstanding debt for fixed rate notes consisted of the following:

               Amount                    Coupon                   Maturity
Unsecured senior notes:
              $40.0 million                7.25%                    2001
             $160.0 million               6.875%                    2002
             $150.0 million                6.75%                    2002
             $164.9 million                7.50%                    2003
             $100.0 million                 6.7%                    2005
              $90.0 million               7.875%                    2009
              $65.0 million               8.375%                    2011
             $143.0 million                 8.5%                    2013
Secured notes:
              $12.7 million                8.00%                    2008
              $11.1 million                7.66%                    2009
               $3.5 million                9.12%                    2004

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $4.6 million. The secured notes are secured by four of our office properties and require principal and interest payments through maturity.

         The market prices, if any, of each of our fixed rate obligations as of September 30, 1999, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at September 30, 1999 and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $41.0 million.

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

         At September 30, 1999, we had a $500.0 million unsecured bank credit facility and unsecured Remarketed Reset Notes (the "Reset Notes") that were subject to floating interest rates. Because these debt instruments are at a floating rate, changes in interest rates will not affect their value. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our Reset Notes of $250.0 million at September 30, 1999, was 6.6% per annum. An immediate 10% change in that interest rate, or 66 basis points, would increase or decrease our costs by $1.8 million, or $0.01 per share per year:

                                     Impact of Changes in Interest Rates
                              =================================================
                                                (in 000s)
                                                                 Total Interest
                               Interest Rate      Outstanding      Expense Per
                                 Per Year             Debt            Year
                              ================    ============   ==============
At September 30, 1999                6.6%           $250,000         $16,500
10% reduction                        5.9%            250,000          14,750
10% increase                         7.3%            250,000          18,250

                              HRPT PROPERTIES TRUST

         The foregoing table presents a so called "shock" analysis which assumes that the interest rate change by 10% is in effect for a whole year. If interest rates were to change gradually over one year the impact would be less.

         We borrow in U.S. dollars and our current borrowings under our bank credit facility and our Reset Notes are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

         During the past few months, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We have decided not to purchase an interest rate cap or other hedge to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

         At September 30, 1999, we owned mortgages and notes receivable with a carrying value of $50.0 million. After the October 12, 1999 Spin-Off, our mortgages and notes receivable balance was $12.4 million. When comparable term market interest rates decline, the value of these receivables increases; when comparable term market interest rates rise, the value of these receivables declines. Using discounted cash flow analyses at a weighted average estimated per year market rate of 10.75%, the estimated fair value of our mortgages and notes receivable after the Spin-Off is $12.8 million. An immediate 10% change in the market rate of interest, or 108 basis points, applicable to our mortgages and notes receivable after the Spin-Off, would affect the fair value of those receivables as follows:

                                            Carrying Value of
                         Interest Rate           Mortgage         Estimated Fair
                           Per Year            Receivables           Value
                        =======================================================
                                               (in 000s)
Estimated market              10.75%            $12,424              $12,774
10% reduction                  9.67%             12,424               13,099
10% increase                  11.83%             12,424               12,460

         If the market rate changes occur gradually over time, the effect of these changes would be realized gradually. Because our mortgage receivables are fixed rate instruments, changes in market interest rates will have no effect on our operating results unless these receivables are sold. At this time, we expect to hold our existing mortgages to their maturity and not to realize any profit or loss from trading these mortgage receivables. Also, we do not presently expect to expand our mortgage investments.

         The interest rate changes which affect the valuations of our mortgages are U.S. dollar long term rates for corporate obligations of companies with ratings similar to our mortgagors.

                             HRPT PROPERTIES TRUST


Part II   Other Information

Item 2.   Changes in Securities.

         On July 12, 1999, pursuant to the Company's Incentive Share Award Plan, the Company granted 13,000 common shares to officers of the Company and certain employees of RMR, each valued at $14.9375 per common share, the closing price of the common shares on the New York Stock Exchange on July 12, 1999. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K:

               1. Current Report on Form 8-K, dated July 30, 1999 relating to the separation of the Company's senior housing properties from its office properties by means of a distribution to the shareholders of common shares of one of the Company's subsidiaries, Senior Housing Properties Trust (Item 5).

               2. Current Report on Form 8-K, dated September 21, 1999 relating to (a) the separation of the Company's senior housing properties from its office properties by means of a distribution to the shareholders of common shares of one of the Company's subsidiaries, Senior Housing Properties Trust, and (b) the pro forma consolidated financial statements of the Company as of and for the six months ended June 30, 1999 and for the year ended December 31, 1998 (Items 5 and 7).

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

                                HRPT PROPERTIES TRUST


                                By: /s/ John A. Mannix
                                    John A. Mannix
                                    President and Chief Operating Officer
                                    Dated:  November 15, 1999

                                By: /s/ John C. Popeo
                                    John C. Popeo
                                    Treasurer and Chief Financial Officer
                                    Dated:  November 15, 1999