Form 10-K405
period 1999-12-31
HRPT PROPERTIES TRUST
filed 2000-03-30
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1.0 billion based on the $8 closing price per share for such stock on the New York Stock Exchange on March 27, 2000. For purposes of this calculation, 1,134,373 shares held by HRPT Advisors, Inc., 1,000,000 held by REIT Management & Research, Inc. solely in its capacity as voting trustee under a voting trust agreement or a proxy, and an aggregate of 131,399 shares held by the Trustees and executive officers of the registrant, have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $0.01 par value ("Shares"), outstanding as of March 27, 2000: 131,934,347.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 9, 2000.

CERTAIN IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K regarding our intent, belief or expectations with respect to possible sales of properties, possible joint ventures, possible share buy backs, expansion of our portfolio, our ability to pay distributions, policies and plans regarding investments, financings, our tax status as a real estate investment trust and our access to debt or equity capital markets or to other sources of funds. Readers are cautioned that any such forward looking statements are not guarantees of future events and involve risks and uncertainties and that actual events and results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include the status of the economy, property market conditions, competition, and changes in federal, state and local legislation. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

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


                              HRPT PROPERTIES TRUST
                          1999 FORM 10-K ANNUAL REPORT


                                Table of Contents

                                     Part I
                                                                                                            Page
Item 1.           Business........................................................................           1
Item 2.           Properties......................................................................           18
Item 3.           Legal Proceedings...............................................................           19
Item 4.           Submission of Matters to a Vote of Security Holders.............................           19

                                     Part II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters............           19
Item 6.           Selected Financial Data.........................................................           21
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................           22
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk......................           27
Item 8.           Financial Statements and Supplementary Data.....................................           28
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..................................................................           28

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

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 9, 2000, to be filed pursuant to Regulation
                      14A.

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.................           29


         References in this Annual Report on Form 10-K to the "Company" or "HRP" include consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I
Item 1.  Business

         The Company. HRPT Properties Trust ("HRP" or the "Company") was organized on October 9, 1986 as a Maryland real estate investment trust ("REIT"). We invest in office buildings.

         As of December 31, 1999, we owned 195 office properties for a total investment of $2.7 billion at cost and a depreciated book value of $2.5 billion. In addition, we had equity investments representing 49.3% and 7.1% of the outstanding common shares of Senior Housing Properties Trust ("SNH") and Hospitality Properties Trust ("HPT"), respectively, with approximate carrying values of $201.8 million and $109.3 million, respectively, for total real estate investments of approximately $3.0 billion. The properties are described in greater detail below in "Properties".

         Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

         Investment Policy and Method of Operation. Our investment goals are current income for distribution to shareholders, capital growth resulting from appreciation in the residual value of owned properties, and preservation and protection of shareholders' capital. Our income is derived primarily from rent.

         Our day to day operations are conducted by REIT Management & Research, Inc. ("RMR"), our investment manager. RMR provides investment, management, property management and administrative services to us. RMR originates and presents investment opportunities to our Board of Trustees. In evaluating potential investments, we consider factors such as: the historical and projected rents received and likely to be received from the property, the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties; the growth, tax and regulatory environments of the market in which the property is located; the quality, experience, and credit worthiness of the property's tenants; an appraisal of the property, if available; occupancy and demand for similar properties in the same or nearby markets; the construction quality, physical condition and design of the property; the geographic area and type of property; and the pricing of comparable properties as evidenced by recent arms length market sales.

         Our investments are generally structured using leases with minimum and/or additional rent and escalation provisions, joint ventures and partnerships with affiliated or unaffiliated parties, commitments or options to purchase interests in real estate, mergers or any combination of the foregoing that will best suit the particular investment.

         In connection with our current bank credit facility, we have agreed to obtain lender approval before exceeding investment concentrations based on certain criteria. No limits, other than those imposed by our bank credit facility, have been set on the number of properties in which we will seek to invest, or on the concentration of investments involving any one facility or geographical area; however, our Board of Trustees consider concentration of investments in determining whether to make new or increase existing investments.

         We have in the past considered and may in the future consider, from time to time, the acquisition of or merger with other companies engaged in the same business as us; however, we have no present agreements or understandings concerning any such acquisition or merger.

         Borrowing Policy. In addition to the use of equity, we utilize short-term and long-term borrowings to finance investments. We have a bank credit facility of $500 million. In February 1999, the bank credit facility was amended to allow for the spin-off of our senior housing properties. The bank credit facility (which is guaranteed by most of our subsidiaries) is used for acquisition funding on an interim basis until equity or long-term debt is raised and for working capital and general business purposes. Outstanding borrowings under the bank credit facility at December 31, 1999 were $132 million.

         Our borrowing guidelines established by our Board of Trustees and covenants in various debt agreements prohibit us from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 1999, our debt to equity ratio was .89 to 1. Our senior unsecured debt also imposes covenants on us which may limit our ability to borrow. The Declaration of Trust prohibits us from incurring secured and unsecured indebtedness which in the aggregate exceeds 300% of our net assets, unless approved by a majority of the Board of Trustees not affiliated with RMR. There can be no assurance that debt capital will in the future be available at reasonable rates to fund our operations or growth.

Business Developments Since January 1, 1999

Investments

         During 1999, we acquired 61 office properties for an aggregate purchase price of $516.5 million.

Financing

         During 1999, we issued the following senior unsecured fixed rate term notes: $90 million of 7.875% Senior Notes due 2009 issued in March 1999 and $65 million of 8.375% Senior Notes due 2011 issued in June 1999. The notes are callable at par on April 15, 2002 and June 15, 2003, respectively. The $150.2 million aggregate net proceeds from these notes were used to repay amounts then outstanding under our revolving bank credit facility. In addition, we assumed $32.4 million of secured mortgage notes payable in connection with the acquisition of eight office properties. These mortgage notes payable bear interest at rates ranging from 7.02% to 9.12% and mature between 2004 and 2008.

         In February 1999, we amended our unsecured revolving bank credit facility with a group of banks for which Dresdner Bank AG acts as agent to allow for the spin off of our senior housing properties.

Other Developments

         In 1999, we disposed of 14 senior housing properties, including 12 senior housing properties leased to an affiliate, for net proceeds of $82.2 million and recognized a gain of $8.3 million. As part of the sale of 12 of the senior housing properties during March of 1999, we provided a $60 million mortgage loan which was paid in full in June 1999.

         During 1999, we received regularly scheduled principal payments and repayments on mortgages secured by eight senior housing properties totaling $15.6 million. We also received a $1 million loan repayment from an affiliate. During 1999, we wrote down the carrying value of two real estate mortgages secured by four nursing home properties by $5 million to reflect our estimated future discounted realizable value.

         On October 12, 1999, we spun-off 50.7% of our 100% owned subsidiary, SNH, by distributing 13,190,763 common shares of SNH to our shareholders of record on October 8, 1999 (the "Spin-Off"). SNH is a real estate investment trust that invests principally in income producing senior housing real estate and prior to the Spin-Off had 26,000,000 common shares outstanding. In connection with the Spin-Off, we received $200 million from SNH that was used to repay amounts outstanding on our revolving bank credit facility.

         In connection with the Spin-Off, we agreed to pay all costs relating to the Spin-Off of SNH. At December 31, 1999, total costs incurred for the Spin-Off were $16.7 million, which included costs of distributing SNH shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees, New York Stock Exchange listing fees and the up-front costs of establishing SNH's bank credit facility, the first $200 million proceeds of which was paid to us.

         Since the Spin-Off, our investment in SNH is accounted for using the equity method of accounting. Prior to the Spin-Off, the operating results of SNH were included in our results of operations. At December 31, 1999, we owned 12,809,237 common shares of beneficial interest of SNH with a carrying value of $201.8 million and a market value, based on quoted market prices, of $158.5 million.

         During January and February 2000, two of SNH's tenants, accounting for approximately 48% of SNH's revenues, filed for bankruptcy. SNH is currently negotiating with these tenants and evaluating its options, including the possibility of reducing rent, selling properties or operating certain properties for its own behalf. Based on estimates of future cash flows from properties leased to these two tenants, SNH has recognized an impairment in the carrying value of certain properties and loans totaling $30 million. This value impairment has increased SNH's expenses and reduced SNH's net income for the year ended December 31, 1999. The Company has recognized $14.8 million of SNH's asset impairment loss on its consolidated statement of income for the year ended December 31, 1999, through its 49.3% ownership interest in SNH. In the short-term, the level of dividends paid by SNH to the Company in future periods will depend on the outcome of SNH's negotiations with these two tenants. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Investment Manager

         RMR is a Delaware corporation owned by Gerard M. Martin and Barry M. Portnoy. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 332-3990. As of January 1, 1998, we entered into separate investment advisor and property management agreements with RMR. RMR provides investment, management, property management services and administrative services to us. In addition, an affiliate of RMR also provides garage management services to some of our properties. RMR also acts as the investment manager to SNH and HPT and has other business interests. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David
J. Hegarty. The officers of RMR are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John C. Popeo, Treasurer, and Ajay Saini, John A. Mannix, David M. Lepore, Thomas M. O'Brien and Jennifer B. Clark, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our managing trustees and John A. Mannix, John C. Popeo, David M. Lepore and Jennifer B. Clark are our officers.

Employees

         As of March 27, 2000, we had no employees. RMR, which administers our day-to-day operations, had 200 full-time employees and three active directors as of that date.

Competition.

         Investing in and operating office buildings is a very competitive business. We compete against other REIT's, numerous financial institutions and numerous individuals and public and private companies who are actively engaged in this business. We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the high quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of this business.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax and ERISA consequences is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

     o a bank, life insurance company, regulated investment company, or other financial institution,

     o    a broker or dealer in securities or foreign currency,

     o    a person who has a functional currency other than the U.S. dollar,

     o a person who acquires our shares in connection with employment or other performance of services,

     o    a person subject to alternative minimum tax,

     o a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, or conversion transaction, or

     o    except  as  specifically   described  in  the  following   summary,  a
          tax-exempt entity or a foreign person.

The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not sought a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         Federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a U.S. shareholder for federal income tax purposes is:

     o a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws,

     o a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations,

     o an estate the income of which is subject to federal income taxation regardless of its source, or

     o a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996 to the extent provided in Treasury regulations, whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder.

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

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions on our outstanding preferred shares, if any, and thereafter to distributions on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 1999 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various REIT qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal corporate income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

     o We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

     o If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

     o If we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this net income from foreclosure property at the highest regular corporate rate, which is currently 35%.

     o If we have net income from prohibited transactions, including sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

     o If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, multiplied by a fraction intended to reflect our profitability.

     o If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

     o If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain recognized in the disposition.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will not pay federal income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify for federal income taxation as a REIT in any taxable year, then we will be subject to federal tax in the same manner as an ordinary corporation. Distributions to our shareholders in any year in which we fail to qualify as a REIT will not be deductible, nor will these distributions be required to be made. In that event, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will be taxable as ordinary dividend income and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also in that event, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

         (4) that is not a financial institution or an insurance company subject to special provisions of the Internal Revenue Code;

         (5) the beneficial ownership of which is held by 100 or more persons;

         (6) that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

         (7) that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that conditions (5) and (6) need not be met for our first taxable year as a REIT. We believe that we have satisfied conditions
(1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 1999, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust contains provisions restricting transfers of our shares. In addition, if we comply with applicable Treasury regulations for ascertaining the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as satisfying condition (6). Also, our failure to comply with these applicable Treasury regulations for ascertaining ownership of our outstanding shares may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these Treasury regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         For purposes of condition (6) above, shares in a REIT held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally will be taxed on a portion of the dividends received from the REIT, based on the ratio of:

         (1) the REIT's gross income for the year that would be unrelated trade or business income if the REIT were a qualified pension trust, to

         (2) the REIT's total gross income for the year.

         Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.
Section 856(i) of the Internal Revenue Code provides that any corporation 100% of whose stock is held by a REIT is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         We have invested and may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Income Tests. There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

     o At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

     o At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

For purposes of these two requirements, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property" under Section 856 of the Internal Revenue Code, several requirements must be met:

     o The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

     o Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our lessees, would result in that lessee's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares that could result in disqualification as a REIT under the Internal Revenue Code and permits our trustees to repurchase the shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent REIT status under the Internal Revenue Code from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

     o In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

     o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For taxable years after 2000, the ratio will be determined by reference to fair market values rather than tax bases.

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code.

         In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value, at the time the loan is made, at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

         Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

     o own our assets for investment with a view to long-term income production and capital appreciation;

     o engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

     o make occasional dispositions of our assets consistent with our long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

     o our failure to meet the test was due to reasonable cause and not due to willful neglect;

     o we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

     o any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy three percentage tests relating to the nature of our assets:

     o At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

     o Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

     o Of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For taxable years after 2000, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We intend to maintain records of the value of our assets to document our compliance with the above three asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Investment in Senior Housing Properties Trust. We continue to own a substantial minority of Senior Housing Properties Trust shares, and we expect Senior Housing Properties Trust to qualify as a REIT under the Internal Revenue Code. For so long as it so qualifies, our investment in Senior Housing Properties Trust will count favorably toward the REIT asset tests and the dividends we receive from Senior Housing Properties Trust will count as qualifying income under the REIT gross income tests.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of 95% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 95% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

For our taxable years after 2000, the preceding 95% percentages are reduced to 90%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. Dividends declared in October, November, or December and paid during the following January will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.
Taking  into  account  our   distribution   policies,   including  the  dividend
reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

         Recent Federal Taxation Changes. The Tax Relief Extension Act of 1999 was enacted late in 1999 and is effective for taxable years after 2000. This legislation contained several tax provisions regarding REITs, including a reduction of the annual distribution requirement for real estate investment trust taxable income from 95% to 90%, as mentioned above. The Act also changed the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to exceptions, a REIT will no longer be allowed to own more that 10% by vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. Another exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of an electing "taxable REIT subsidiary," provided that no more than 20% of the REIT's assets is represented by the stock or securities of taxable REIT subsidiaries. A taxable REIT subsidiary can perform noncustomary services for tenants of a REIT without disqualifying rents received from the tenants for purposes of the REIT's gross income tests and can also undertake third-party management and development activities and activities that are not related to real estate. A taxable REIT subsidiary will be taxed as a subchapter C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to the REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that:

     o tenants who pay a taxable REIT subsidiary for services are charged an arm's length amount by the taxable REIT subsidiary for these services;

     o shared expenses of a REIT and its taxable REIT subsidiary are allocated fairly between the two; and

     o interest paid by a taxable REIT subsidiary to the REIT that owns it is commercially reasonable.

Depreciation and Federal Income Tax Treatment of Leases

         Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 12 years. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

         We will be entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property. While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

         Additionally, Section 467 of the Internal Revenue Code, which concerns leases with increasing rents, may apply to those of our leases which provide for rents that increase from one period to the next. Section 467 of the Internal Revenue Code provides that in the case of a so-called "disqualified leaseback agreement" rental income must be accrued at a constant rate. Where constant rent accrual is required, we could recognize rental income from a lease in excess of cash rents and, as a result, encounter difficulty in meeting the annual distribution requirement. Disqualified leaseback agreements include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Recently issued Treasury regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts. Therefore, the additional rent provisions in our leases that are based on a fixed percentage of lessee receipts generally should not cause the leases to be disqualified leaseback agreements under Section 467.

Taxation of U.S. Shareholders

         As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

         In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

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

         (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay, and

         (5) both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our U.S. shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportional among all classes of our shares.

         Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

         Dividends that we declare in October, November or December of a taxable year to U.S. shareholders of record on a date in those months will be deemed to have been received by shareholders on December 31 of that taxable year, provided we actually pay these dividends during the following January. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

         A U.S. shareholder's sale or exchange of our shares will result in recognition of gain or loss in an amount equal to the difference between the amount realized and the shareholder's adjusted basis in the shares sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

         Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

         In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code.

         Special rules apply to tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a "pension-held REIT" at any time during a taxable year. The pension trust may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

         (1) the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

         (2) the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if:

     o    the REIT is "predominantly held" by tax-exempt pension trusts, and

     o the REIT would otherwise fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

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

Taxation of Non-U.S. Shareholders

         The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local, and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

         In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion on the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

         For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate
non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 2000, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we or the applicable withholding agent receives certification from the shareholder of its non-U.S. shareholder status. In some instances, these certification requirements are more burdensome than those applicable under current Treasury regulations. These new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These new Treasury regulations encourage non-U.S. shareholders and withholding agents to use the new IRS Forms W-8 series, rather than the predecessor IRS Forms W-8, 1001, and 4224, and require use of the IRS Forms W-8 series for payments made after December 31, 2000.

         If our shares are not "United States real property interests" within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was present in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and in the case of corporate non-U.S. shareholders might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

         A U.S. shareholder will be subject to backup withholding at a 31% rate when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes under penalties of perjury an IRS Form W-9 or substantially similar form that:

     o    provides  the  U.S.  shareholder's  correct  taxpayer   identification
          number; and

     o certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other applicable withholding agent may also have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld if any, will be reported to it and to the IRS.

         Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding at a 31% rate, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and 31% backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and 31% backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office. As described above, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders for payments made after December 31, 2000, and in general these new Treasury Regulations replace IRS Forms W-8, 1001, and 4224 with the new IRS Forms W-8 series. For a non-U.S. shareholder whose income and gain on our shares is effectively connected to the conduct of a United States trade or business, a slightly different rule may apply to proceeds received upon the sale, exchange, redemption, retirement or other disposition of our shares. Until the non-U.S. shareholder complies with the new Treasury regulations, information reporting and 31% backup withholding may apply in the same manner as to a U.S. shareholder, and thus the non-U.S. shareholder may have to execute an IRS Form W-9 or substantially similar form to prevent the backup withholding.

Other Tax Consequences

         You should recognize that our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts occur frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions either directly or indirectly affecting us and our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

         Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

     o    their   investment  in  our  shares   satisfies  the   diversification
          requirements of ERISA;

     o the investment is prudent in light of possible limitations on the marketability of our shares;

     o they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

     o    the   investment  is  otherwise   consistent   with  their   fiduciary
          responsibilities.

         Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as "non-ERISA plans," should consider that a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA plan or a non-ERISA plan, and persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors as to whether the ownership of our shares involves a prohibited transaction.

Special Fiduciary and Prohibited Transactions Consequences

         The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         Each class of our shares, that is our common shares and any class of preferred shares that we may issue, must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. Our common shares have been widely held and we expect our common shares to continue to be widely held. We expect the same to be true of any class of preferred stock that we may issue, but we can give no assurance in that regard.

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

     o any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

     o any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

     o any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

     o any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

         We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that at present there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

         Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel Sullivan & Worcester LLP that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.  Properties

         General.  At  December  31,  1999,   approximately  89%  of  our  total
investments were in office buildings, 7% were in senior housing properties through our equity investment in SNH and 4% were in hotels through our equity investment in HPT. We believe that the physical plant of each of the properties in which we have invested is suitable and adequate for our present and any currently proposed uses. At December 31, 1999, we had real estate investments totaling $2.7 billion at cost in 201 properties that were leased to or operated by over 800 tenants, plus equity investments of approximately $201.8 million (carrying value) and $109.3 million (carrying value) in approximately 49.3% and 7.1% of the common shares of SNH and HPT, respectively. At December 31, 1999, SNH and HPT had investments in 93 senior housing properties and 210 hotel properties, respectively. At December 31, 1999, 11 properties we owned with an aggregate cost of $99 million were secured by five mortgage notes payable aggregating $55.4 million.

         The following table summarizes some information about our properties as of December 31, 1999. All dollar figures are in thousands.

REAL ESTATE OWNED AT DECEMBER 31, 1999:

                                     Number of Investment    Investment
Location                                  Properties           Amount          Net Book Value               Rent (1)
--------------------------------------------------------------------------------------------------------------------

Office Properties:
Alaska                                        1                 $1,003                   $946                   $453
Arizona                                       6                 51,729                 50,213                  6,607
California                                   18                254,734                239,086                 36,616
Colorado                                      4                 47,350                 46,178                  7,050
Connecticut                                   2                 14,365                 13,890                  2,380
Delaware                                      2                 58,916                 57,316                  7,661
District of Columbia                          5                208,490                197,402                 29,241
Florida                                       4                 11,618                 11,135                  1,654
Georgia                                       1                  2,987                  2,821                    471
Kansas                                        1                  5,977                  5,588                  1,691
Maryland                                      8                164,312                155,881                 23,180
Massachusetts                                31                185,065                172,941                 27,955
Minnesota                                    14                115,048                112,945                 18,771
Missouri                                      1                  7,776                  7,339                    886
New Hampshire                                 1                 22,158                 21,846                  2,485
New Jersey                                    4                 29,966                 28,949                  4,106
New Mexico                                    6                 30,210                 29,427                  5,276
New York                                     11                275,562                267,006                 43,480
Ohio                                          1                 15,279                 14,749                  2,222
Oklahoma                                      6                 46,298                 44,723                  4,395
Pennsylvania                                 26                602,698                580,229                 90,750
Rhode Island                                  1                  8,010                  7,529                    931
Tennessee                                     1                 22,376                 21,668                  3,141
Texas                                        30                369,603                359,256                 59,802
Virginia                                      6                 68,133                 65,801                 10,121
Washington                                    2                 21,431                 20,227                  2,519
West Virginia                                 1                  4,933                  4,657                    700
Wyoming                                       1                 10,317                  9,737                  1,305
                                      ------------------- ------------------ ------------------- -------------------
    Total Real Estate                       195             $2,656,344             $2,549,485               $395,849
                                      =================== ================== =================== ===================

(1)  Amounts represent income from properties owned for the 12 months ended December 31, 1999, and annualized income from properties acquired during 1999.

                                                      18

Item 3.  Legal Proceedings

         As previously disclosed, in early 1995 we commenced an action in Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor, together with certain related parties (collectively, the "Former Tenant"). In May 1995 the Former Tenant filed a counterclaim and third-party complaint against us and others, including Messrs. Martin and Portnoy, HRPT Advisors, Inc. and Sullivan & Worcester LLP, seeking, among other things, to set aside the indemnity agreement and to recover substantial damages. After a Massachusetts state court ordered the dispute to arbitration and a Florida court stayed further proceedings pending arbitration, the Former Tenant brought a separate action against us in the United States District Court for the District of Massachusetts and realleged many of the same allegations made in the counterclaims and third-party complaints previously brought by them in response to our original action, and added allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated thereunder and violations of 18 U.S.C. ss. 1962 (RICO). In September 1996, the United States District Court for the District of Massachusetts ordered the case brought by the Former Tenant dismissed and all disputes between the Former Tenant and us referred to arbitration. The arbitration is proceeding, and although the amount of damages claimed by the Former Tenant is material, all claims of the Former Tenant against us were dismissed in January 1999, except one claim for common law fraud. The arbitrators' ruling, dismissing all but one claim against us, both narrows substantially the scope of claims pending against us and diminishes greatly the risk of the Former Tenant being able to hold us liable for (i) attorneys fees and costs, or (ii) multiple damages, should the Former Tenant prevail on its sole remaining claim. We continue to pursue our indemnity claims in the arbitration. As we have previously disclosed, certain related cases have also been filed by creditors or assignees of the Former Tenant. The amounts of damages claimed by the creditors or assignees of the Former Tenant are material. We are defending the claims of the creditors or assignees of the Former Tenant in these related proceedings, currently pending in Massachusetts Superior Court. The outcome of the arbitration and the related pending claims and proceedings cannot be predicted.

         The Declaration of Trust provides that our Trustees shall be indemnified in certain circumstances by us in connection with claims asserted against them by reason of their status, subject to various limitations contained in the Declaration of Trust. Were Messrs. Martin and Portnoy to be held liable in the proceedings described above, they may have a claim for indemnification from us.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

         Our shares are traded on the New York Stock Exchange (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for our shares as reported in the New York Stock Exchange Composite Transactions reports. Share prices on or before October 13, 1999 have not been restated to reflect the spin-off of SNH.

                                    High                      Low
                                    ----                      ---
1998
        First Quarter              $20 15/16                 $19 5/8
        Second Quarter              20 1/4                    17 7/8
        Third Quarter               18 13/16                  15 5/8
        Fourth Quarter              17 1/8                    14

1999
        First Quarter               15                        13
        Second Quarter              15 9/16                   13 5/16
        Third Quarter               15 1/8                    11 1/4
        Fourth Quarter              12 1/8                    7 7/16

         The closing price of our shares on the New York Stock Exchange on March 27, 2000 was $8.

         As of March 10, 2000, there were 5,575 holders of record of our shares, and we estimate that as of that date there were in excess of 120,000 beneficial owners of our shares.

         Distributions declared with respect to each period for the two most recent fiscal years are set forth in the following table. Distributions are generally paid in the quarter following the quarter to which they relate.

                                    Distribution
                                    Per Share
1998
     First Quarter                      $0.38
     Second Quarter                      0.38
     Third Quarter                       0.38
     Fourth Quarter                      0.38

1999
     First Quarter                       0.38
     Second Quarter                      0.38
     Third Quarter                       0.32
     Fourth Quarter                      0.32

         All distributions declared have been paid. We intend to continue to declare and pay future distributions on a quarterly basis. In addition to the distributions shown above, a non-cash distribution of $1.65 per share was made on October 12, 1999 for the spin-off of SNH.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually are equal to at least 95% of our taxable income. All distributions made by us are at the discretion of the Trustees and depend on our earnings, our cash flow available for distribution, our financial condition and other factors that the Trustees deem relevant.

         In December 1999, we issued 500 shares pursuant to our Incentive Share Award Plan to an independent trustee elected to the Board of Trustees to fill a vacancy. The shares were valued at $7.625 per share, the closing price of our shares on the New York Stock Exchange on December 16, 1999. The grant was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

         Set forth below is selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included herein in Item 14 of this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

Income Statement Data:                                               Year Ended December 31,
                                          ----------------------------------------------------------------------------
                                                 1999           1998           1997            1996            1995
                                          ----------------------------------------------------------------------------
Total revenues                                 $427,541       $356,554       $208,863       $120,183        $113,322
Income before gain on sale of
   properties and extraordinary item            105,555        146,656        112,204         77,164          61,760
Income before extraordinary item                113,862        146,656        115,102         77,164          64,236
Net income                                      113,862        144,516        114,000         73,254          64,236
Funds from operations  - basic (1)              224,816        211,715        146,312         99,106          84,638
Funds from operations - diluted (1)             240,975        227,904        162,738        103,253          84,638
Dividends declared (2)                          410,152        190,341        144,271         94,299          83,954

Weighted average shares outstanding             131,843        119,867         92,168         66,255          59,227

Per basic common share amounts:
   Income before gain on sale of
     properties and extraordinary item            $0.80          $1.22          $1.22          $1.16          $1.04
   Income before extraordinary item                0.86           1.22           1.25           1.16           1.08
   Net income                                      0.86           1.21           1.24           1.11           1.08
   Funds from operations - basic (1)               1.71           1.77           1.59           1.50           1.43
   Funds from operations - diluted (1)             1.68           1.74           1.57           1.49           1.43
   Dividends declared (2)                          3.05           1.52           1.46           1.42           1.38

Balance Sheet Data:                                                     At December 31,
                                          ----------------------------------------------------------------------------
                                                1999           1998           1997            1996            1995
                                          ----------------------------------------------------------------------------
Real estate properties, at cost              $2,656,344     $2,956,482     $1,969,023     $1,005,739        $778,211
Real estate mortgages and notes, net             10,373         69,228        104,288        150,205         141,307
Equity investments                              311,113        113,234        113,654        105,422         102,159
Total assets                                  2,953,308      3,064,057      2,135,963      1,229,522         999,677
Total indebtedness                            1,349,890      1,132,081        787,879        492,175         269,759
Total shareholders' equity                    1,522,467      1,827,793      1,266,260        708,048         685,592

(1)  Funds From Operations ("FFO"),  as defined in the White Paper on Funds From Operations,  which was approved by the Board of  Governors  of NAREIT in March 1995,  means net income  (computed in  accordance  with  Generally
     Accepted  Accounting  Principles  ("GAAP")),  excluding gains or losses from debt  restructuring  and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated  partnerships and joint ventures is calculated to reflect funds from operations on the same basis. As provided in the NAREIT guidance, items classified by GAAP as extraordinary or unusual,  along with significant  non-recurring events that materially distort the comparative  measurement of company  performance  over time,  are  disregarded  in the  calculation.  We consider FFO to be an appropriate measure  of  performance  for an equity  REIT,  along  with cash flow  from  operating  activities,  financing activities  and investing  activities,  because it provides  investors  with an indication of an equity REIT's ability to incur and service debt, make capital expenditures,  pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT  definition or that interpret the current NAREIT definition  differently.  FFO does not represent cash generated by operating  activities in accordance  with GAAP and should not be considered as an alternative  to net income,  determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

(2)  Includes non-recurring dividend distribution of shares in SNH, a formerly 100% owned subsidiary of the Company which is now a separately  listed REIT on the New York Stock Exchange under the symbol "SNH." The regular cash dividends  declared with respect to 1999 were $184,665 or $1.40 per share.  The current  regular cash dividend rate is $0.32 per share per quarter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included herein in Item 14 of this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Total revenues for the year ended December 31, 1999 increased to $427.5 million from $356.6 million for the year ended December 31, 1998. Revenues from our office segment increased $102.5 million and revenues from our senior housing segment decreased $32.5 million. The increase in revenues from our office segment is due to our increased real estate investments in office buildings. The decrease in revenues from our senior housing segment is due primarily to the spin-off of our subsidiary, Senior Housing Properties Trust ("SNH") discussed below, and the sale of some senior housing properties.

         Rental income increased by $75.3 million and interest and other income decreased by $4.4 million. Rental income increased because of real estate investments made in 1999 and 1998, offset by the spin-off of SNH and the sale of some senior housing properties. Interest and other income decreased as a result of the spin-off and the repayment of many of our mortgage loan investments.

         Total expenses for the year ended December 31, 1999, increased to $319.7 million from $219.8 million for the year ended December 31, 1998.
Included  in total  expenses  for  1999  are  unusual  and  non-recurring  items aggregating $23.7 million: approximately $16.7 million represents the SNH spin-off transaction costs, and $7 million represents the write-down to net realizable value of the carrying value of two real estate mortgages receivable. Operating expenses increased by $38.8 million primarily as a result of our increased investment in "gross leased" real estate assets during 1999 and 1998. Interest expense increased to $87.5 million for the year ended December 31, 1999, from $64.3 million for the year ended December 31, 1998, mainly due to higher borrowings outstanding during 1999 compared to 1998. Similarly, depreciation and amortization and general and administrative expenses increased from 1998 to 1999 as a result of new real estate investments during 1999 and 1998.

         Net income decreased to $113.9 million, or $0.86 per basic and diluted share for the 1999 period, from $144.5 million, or $1.21 per basic and diluted share, for the 1998 period. The decrease in net income is due primarily to the spin-off of SNH and the unusual and non-recurring items discussed above, offset by new real estate investments in 1999 and 1998. Also, our equity in earnings of equity investments reflects a non-recurring loss recognized by SNH in December 1999, discussed below.

         On October 12, 1999, we spun-off 50.7% of our 100% owned subsidiary, SNH, by distributing 13.2 million common shares of SNH to our shareholders of record on October 8, 1999. SNH is a real estate investment trust with 26 million common shares outstanding that invests principally in income producing senior housing real estate. In connection with the spin-off, we received $200 million from SNH that was used to repay amounts outstanding under our revolving bank credit facility.

         At December 31, 1999, SNH had investments in 93 assisted living, congregate care and nursing home properties. Since the spin-off, our investment in SNH has been accounted for using the equity method. Prior to the spin-off, the operating results and investments of SNH were included in the Company's results of operations and total assets. At December 31, 1999, we owned 12.8 million, or 49.3%, of the common shares of beneficial interest of SNH with a carrying value of $201.8 million and a market value of $158.5 million.

         We agreed to pay all costs relating to the spin-off of SNH. Through December 31, 1999, these costs totaled $16.7 million, which included costs of distributing SNH shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees, New York Stock Exchange listing fees and the up-front costs of establishing SNH's bank credit facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Our principal business goal is to maximize funds from operations ("FFO") rather than net income. Our Board of Trustees considers FFO, among other factors, when determining distributions to be paid to shareholders. FFO, as defined in the White Paper on Funds From Operations, which was approved by the Board of Governors of NAREIT in March 1995, means net income (computed in accordance with Generally Accepted Accounting Principles ("GAAP")), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures is calculated to reflect funds from operations on the same basis. As provided in the NAREIT guidance, items classified by GAAP as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of company performance over time, are disregarded in the calculation. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

         Funds from operations for the year ended December 31, 1999, were $241.0 million, or $1.68 per diluted share, compared to $227.9 million, or $1.74 per diluted share, in 1998. The increase is primarily the result of new investments in 1999 and 1998, offset by a loss of FFO resulting from the spin-off of SNH. Extraordinary, unusual and non-recurring losses excluded from the 1999 calculation aggregated $23.7 million. The decrease in FFO per diluted share is due primarily to the issuance of additional shares in 1998 and the spin-off of SNH in 1999. Effective January 1, 2000, based on revised NAREIT guidance, FFO will include both recurring and non-recurring results of operations. Consequently, under the new definition, 1999's unusual and non-recurring losses would not have been excluded.

         Cash distributions declared for the years ended December 31, 1999 and 1998 were $184.7 million, or $1.40 per share, and $190.3 million, or $1.52 per share, respectively. In addition, shares of SNH were distributed on October 12, 1999, to complete the spin-off discussed above. Dividends paid in the first quarter of the year generally pertain to the prior year. Distributions in excess of net income constitute return of capital. For 1999, the return of capital was 39.8% of distributions.

         Cash flows provided by (used for) operating, investing and financing activities were $223.6 million, ($213.8) million and ($12.3) million, respectively, for the year ended December 31, 1999 and $194.3 million, ($947.4) million and $746.3 million, respectively, for the year ended December 31, 1998. Changes in all three categories between 1999 and 1998 are primarily related to new office property investments, the sale of senior housing investments and the spin-off of SNH.

         Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues for the year ended December 31, 1998 increased to $356.6 million from $208.9 million for the year ended December 31, 1997. Revenues from our office segment increased $152.3 million and revenues from our senior housing segment decreased $3.1 million. The increase in revenues from our office segment is due to our increased real estate investments in office buildings in 1998 and 1997. The decrease in rental income from our senior housing segment is a result of the repayment of some of our senior housing mortgage loan investments.

         Total expenses for the year ended December 31, 1998, increased to $219.8 million from $114.5 million for the year ended December 31, 1997. Operating expenses increased by $50.8 million as a result of our increased investment in "gross leased" real estate assets during the 1998 and 1997 periods. Interest expense increased to $64.3 million for the year ended December 31, 1998, from $36.8 million for the year ended December 31, 1997, as a result of higher borrowings outstanding in the 1998 period compared to the 1997 period. Similarly, depreciation and amortization and general and administrative expenses increased between 1998 and 1997 as a result of new real estate investments in 1998 and 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Net income was $144.5 million, or $1.21 per basic and diluted share for 1998, compared to $114.0 million, or $1.24 per basic and diluted share for 1997. Net income increased primarily as a result of new real estate investments in 1998 and 1997. On a per share basis, net income decreased due to the issuance of additional shares in 1998 and 1997.

         Funds from operations for the year ended December 31, 1998, were $227.9 million, or $1.74 per diluted share, versus $162.7 million, or $1.57 per diluted share, in 1997. The increase is primarily the result of new investments in 1998 and 1997. Distributions declared for the years ended December 31, 1998 and 1997 were $190.3 million, or $1.52 per share, and $144.3 million, or $1.46 per share, respectively. Distributions in excess of net income constitute a return of capital. For 1998, return of capital was 6.4% of distributions.

         Cash flows provided by (used for) operating, investing and financing activities were $194.3 million, ($947.4) million and $746.3 million, respectively, for the year ended December 31, 1998, and $185.7 million, ($815.2) million and $630 million, respectively, for the year ended December 31, 1997. The increases in all three categories are primarily the result of new real estate investments in 1998 and 1997 and the related financings to fund these investments.

         Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Liquidity and Capital Resources

         Total assets were $3.0 billion at December 31, 1999 compared to $3.1 billion as of December 31, 1998.

         During 1999, we purchased 61 office buildings for $516.5 million and funded $9.7 million of improvements to our existing properties, using cash on hand, borrowings under our bank credit facility and the assumption of $32.4 million of mortgage debt. In addition, we sold 14 senior housing properties for net proceeds of $82.2 million and recognized a gain of $8.3 million. As part of the sale of 12 of the senior housing properties during March of 1999, we provided a $60 million mortgage loan which was paid in full in June 1999.

         During 1999, we received regularly scheduled principal payments and repayments on mortgages secured by eight senior housing properties totaling $15.6 million. We also received a $1 million loan repayment from an affiliate. During 1999, we wrote down the carrying value of two real estate mortgages secured by four nursing home properties by $5 million to reflect our estimated future discounted realizable value.

         At December 31, 1999, we owned 12.8 million, or 49.3%, of the common shares of beneficial interest of SNH with a carrying value of $201.8 million and a market value of $158.5 million. On March 16, 2000, the market value of our
12.8 million SNH shares was $109.6 million.

         During January and February of 2000, two of SNH's tenants, accounting for approximately 48% of SNH's revenues, filed for bankruptcy. Based on estimates of future cash flows from properties leased to these two bankrupt tenants, SNH has recognized an impairment in the carrying value of properties totaling $30 million. This value impairment has reduced SNH's net income for the year ended December 31, 1999. We recognized $14.8 million of SNH's asset impairment loss on our consolidated statement of income for the year ended
December 31, 1999, through our 49.3% ownership interest in SNH. This non-cash amount is not reflected in our calculation of FFO. In the short-term, the level of dividends paid by SNH to its shareholders, including HRPT, will depend on the final outcome of SNH's negotiations with these two tenants.

         In March 2000, SNH and one of its bankrupt tenants reached an agreement which would result in the cancellation and modification of the leases and the exchange of certain properties leased to the tenant for cash and other consideration. This agreement is subject to final documentation, approval by the bankruptcy court and approval by SNH's board of trustees. Therefore, no assurance can be given as to if, and when, this transaction will close, or if all of the terms currently agreed to will be accepted. SNH is currently in negotiations to reach a settlement agreement with the other bankrupt tenant. The current negotiations include, but are not limited to, the possibilities that SNH will sell the properties, that lease terms may be changed, that new tenants may begin operations of properties or that properties may be operated by SNH for its own account. SNH may recognize additional gains or losses when these negotiations are completed, which will be reflected in our consolidated statement of income through our 49.3% ownership interest of SNH. Pending completion of the negotiations, SNH is relying on an agreement with a third party principal obligor for payment of rents in evaluating its asset impairment loss.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At December 31, 1999, we owned 4 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $109.3 million and a market value of $76.3 million. On March 16, 2000, the market value of our 4 million HPT shares was $80.8 million. During 1999, HPT completed a public offering of 10.8 million common shares of beneficial interest at a per share price of $26.8125 for total consideration of approximately $289.9 million. As a result of this transaction, our ownership percentage in HPT was reduced from 8.8% to 7.1% and we recognized a loss of $711,000. Although we did not sell any shares, pursuant to our accounting policy, gains and losses on the issuance of common shares of beneficial interest by HPT are recognized in our income statement. This amount is not reflected in our calculation of FFO.

         During 1999, we issued $90 million unsecured 7.875% senior notes due 2009 and $65 million unsecured 8.375% senior notes due 2011. Net proceeds of $150.2 million were used to repay amounts outstanding under our revolving credit facility. These notes are callable at par on April 15, 2002 and June 15, 2003, respectively. In addition, we assumed $32.4 million of secured mortgage notes payable in connection with the acquisition of eight office properties. These mortgage notes bear interest at rates ranging from 7.02% to 9.12% and mature between 2004 and 2008.

         At December 31, 1999, we had $13.2 million of cash and cash equivalents, and $132 million outstanding and $368 million available on our $500 million revolving bank credit facility. At December 31, 1999, $2.5 billion was available on our $3 billion shelf registration statement.

         In December 1999 we announced a three-part initiative. First, 10 properties containing approximately 900,000 square feet have been targeted for possible sales. Negotiations for these sales are underway. If all the targeted properties are sold, the proceeds are expected to be approximately $150-$160 million. Second, we commenced discussions regarding two separate joint ventures by which part interests in different pools of properties may be sold to investors. If these joint ventures are successfully concluded, we expect to realize between $200 million and $400 million, and at the same time, the risk profile of our asset concentrations will be diversified. Third, the proceeds from these sales and joint ventures will be used to prepay debt, to selectively purchase new investments and to fund a share buy back program. There can be no assurance that our sales or joint venture efforts will be successfully concluded.

         There can be no assurances that debt or equity financing will be available to fund future growth, but we do expect that financing will be available. As of December 31, 1999, our debt as a percentage of total book capitalization was approximately 47%.

Impact of Inflation

         Management does not believe that the modest inflation which we expect to occur in the United States economy during the next few years will have a material effect on our business. In the real estate market, inflation tends to increase the value of our underlying real estate that may be realized when properties are sold. Similarly, rent yields we can charge would most likely increase with inflation. Conversely, inflation might cause our cost of new acquisitions and of debt capital to increase. To mitigate the potential impact of inflation on our cost of debt capital, we may purchase interest rate cap contracts when we believe material interest rate increases are likely to occur.

Year 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 compliant and, in late 1999, we completed our remediation and testing of systems. As a result of our efforts, we experienced no significant disruptions in our information and non-information technology systems, and we believe these systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues by our systems or the systems of our tenants and vendors, but we will continue to monitor these systems throughout the year to ensure that any late Year 2000 issues that may arise are addressed promptly. Costs incurred to date and anticipated future costs are not material.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Certain Considerations

The discussion and analysis of our financial condition and results of operations requires us to make estimates and assumptions and contains statements of our beliefs, intent or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to sell assets at estimated prices or at any price, our ability to successfully conclude joint ventures, our ability to repurchase shares at favorable prices or at any price, our ability to expand our portfolio, performance of our assets, the ability to pay distributions from FFO, our tax status as a "real estate investment trust" and the ability to access capital markets depends upon various factors over which we and our tenants have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), competition, changes in federal, state and local legislation and other factors. We cannot predict the impact of these factors, if any. These factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time. However, investors are cautioned not to place undue reliance upon our estimates, assumptions or other forward looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At December 31, 1999, our total outstanding debt for fixed rate notes consisted of the following:

               Amount                    Coupon                 Maturity
Unsecured senior notes:
              $40.0 million                7.25%                  2001
              160.0 million               6.875%                  2002
              150.0 million                6.75%                  2002
              164.9 million                7.50%                  2003
              100.0 million                 6.7%                  2005
               90.0 million               7.875%                  2009
               65.0 million               8.375%                  2011
              143.0 million                 8.5%                  2013
Secured notes:
               $3.5 million                9.12%                  2004
               11.1 million                8.40%                  2007
               17.7 million                7.02%                  2008
               12.2 million                8.00%                  2008
               10.9 million                7.66%                  2009

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $4.6 million. The secured notes are secured by 11 of our office properties and require principal and interest payments through maturity.

         The market prices, if any, of each of our fixed rate obligations as of December 31, 1999, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at December 31, 1999 and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $41.1 million.

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

         At December 31, 1999, we had a $500 million unsecured bank credit facility and unsecured Remarketed Reset Notes (the "Reset Notes") that were subject to floating interest rates. Because these debt instruments are at a floating rate, changes in interest rates will not affect their value. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding Reset Notes of $250 million at December 31, 1999, was 7.43% per annum. An immediate 10% change in that interest rate, or 74 basis points, would increase or decrease our costs by $1.9 million, or $0.01 per share per year (dollars in thousands):

                                  Impact of Changes in Interest Rates
                        ------------------------------------------------------
                                                                Total Interest
                        Interest Rate         Outstanding        Expense Per
                           Per Year               Debt              Year
                        ---------------      -------------      --------------
At December 31, 1999           7.43%            $250,000             $18,575
10% reduction                  6.69%             250,000              16,725
10% increase                   8.17%             250,000              20,425

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

         At December 31, 1999, we owned real estate mortgages and notes receivable with a carrying value of $10.4 million. When comparable term market interest rates decline, the value of these receivables increases; when comparable term market interest rates rise, the value of these receivables declines. Using discounted cash flow analyses at a weighted average estimated per year market rate of 10.75%, the estimated fair value of our real estate mortgages and notes receivable at December 31, 1999 is $11.6 million. An immediate 10% change in the market rate of interest, or 108 basis points, applicable to our real estate mortgages and notes receivable would affect the fair value of those receivables as follows (dollars in thousands):

                                            Carrying Value
                        Interest Rate         of Mortgage        Estimated Fair
                           Per Year           Receivables             Value
                        -------------------------------------------------------
Estimated market              10.75%            $10,373               $11,556
10% reduction                  9.67%             10,373                11,692
10% increase                  11.83%             10,373                11,422

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

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is included herein in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

The information in Part III (Items 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Index to Financial Statements and Financial Statement Schedules

                              HRPT PROPERTIES TRUST

         The following consolidated financial statements and financial statement schedules of HRPT Properties Trust are included herein on the pages indicated:
                                                                                                      Page
Report of Ernst & Young  LLP,  Independent  Auditors                                                   F-1
Report of Arthur Andersen LLP,  Independent  Public  Accountants                                       F-2
Consolidated  Balance Sheets as of December  31, 1999 and 1998                                         F-3
Consolidated  Statements  of Income for each of the three years in the period
    ended December 31, 1999                                                                            F-4
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
    December 31, 1999                                                                                  F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December
    31, 1999                                                                                           F-6
Notes to Consolidated Financial Statements                                                             F-8
Schedule  II - Valuation and Qualifying Accounts                                                       S-1
Schedule III - Real Estate and Accumulated Depreciation                                                S-2
Schedule IV - Mortgage Loans on Real Estate                                                            S-9

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         During the fourth quarter of 1999, we filed the following Current Reports on Form 8-K:

         (i)      Current Report on Form 8-K dated October 12, 1999, relating to
                  a) the spin-off of Senior Housing Properties Trust, b) unaudited pro forma consolidated financial statements, and c) filing as exhibits: 1) Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and HRPT Properties Trust, and 2) Promissory Note, dated September 1, 1999, from SPTMRT Properties Trust and Senior Housing Properties Trust, as makers, to HRPT Properties Trust, as holder (Items 2 and 7).

          (ii) Current Report on Form 8-K dated December 16, 1999, relating to a) the election of new trustee and senior vice president,
                  b) the possible sale of properties and share buy back program,
                  c) amendment to HRPT Properties Trust advisory agreement,  and
                  d)  filing  as  an  exhibit:   Amendment  No.  1  to  Advisory
                  Agreement, dated as of October 12, 1999, between HRPT Properties Trust and REIT Management & Research, Inc. (Items 5 and 7).

(c)      Exhibits

         3.1      Composite   Copy  of  Third   Amendment  and   Restatement  of
                  Declaration of Trust of the Company dated July 1, 1994, as amended to date. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 1, 1998)

         3.2 Articles Supplementary dated November 4, 1994 to Third Amendment and Restatement of Declaration of Trust dated July 1, 1994 creating the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.3 Articles Supplementary dated May 13, 1997 to Third Amendment and Restatement of Declaration of Trust dated July 1, 1994 increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.4 Articles Supplementary dated May 22, 1998 to Third Amendment and Restatement of Declaration of Trust dated July 1, 1997 increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.5 By-laws of the Company, as amended (incorporated by reference to the Company's Current Report on Form 8-K, dated March 11,
                  1999)

         4.1 Form of Common Share Certificate. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 11,
                  1999)

         4.2 Rights Agreement dated October 17, 1994 between the Company and State Street Bank and Trust Company, as Rights Agent (including the form of Articles Supplementary relating to the Junior Participating Preferred Shares annexed as an exhibit thereto). (incorporated by reference to the Company's Current Report on Form 8-A, dated October 24, 1994)

         4.3 Indenture, dated as of September 20, 1996, between the Company and Fleet National Bank ("Fleet") as trustee. (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-02863)

         4.4 First Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as Trustee, relating to the Company's 7.5% Convertible Subordinated Debentures due 2003, Series A, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 7,
                  1996)

         4.5 Second Supplemental Indenture, dated October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.5% Convertible Subordinated Debentures due 2003, Series B, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 7, 1996)

         4.6 Third Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as trustee, relating to the Company's 7.25% Convertible Subordinated Debentures due 2001, including form thereof. (incorporated by reference to the Company's Current Report on Form 10-K, dated October 7, 1996)

         4.7 Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company, as Trustee. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.8 Supplemental Indenture, dated July 9, 1997, by and between the Company and State Street Bank and Trust Company, as Trustee, relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.9 Supplemental Indenture No. 2, dated as of February 23, 1998 between the Company and State Street bank and Trust Company, relating to $50,000,000 in principal amount of Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.10 Form of Global Note relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1997)

         4.11 Supplemental Indenture No. 3 dated as of February 23, 1998 by and between the Company and State Street Bank and Trust Company, relating to the Company's 6.7% Senior Notes due 2005, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.12 Supplemental Indenture No. 4 dated as of August 26, 1998 by and between the Company and State Street Bank and Trust Company, relating to $160,000,000 in aggregate principal amount of 6 ?% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         4.13 Supplemental Indenture No. 5 dated as of November 30, 1998 by and between the Company and State Street Bank and Trust Company, relating to $130,000,000 in aggregate principal amount of 81/2% Monthly Income Senior Notes due 2013, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 1999)

         4.14 Supplemental Indenture No. 6 dated as of March 24, 1999 by and between the Company and State Street Bank and Trust Company, relating to $90,000,000 in aggregate principal amount of 7 ?% Monthly Income Senior Notes due 2009, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

         4.15 Supplemental Indenture No. 7, dated as of June 17, 1999, by and between the Company and State Street Bank and Trust Company, relating to $65,000,000 in aggregate principal amount of 8?% Monthly Income Senior Notes due 2011, including form thereof). (incorporated by reference to the Company's Current Report on Form 8-K, dated June 14, 1999)

         4.16 Indenture dated as of December 18, 1997 by and between the Company and State Street Bank and Trust Company, as Trustee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

         4.17 Supplemental Indenture dated as of December 18, 1997 by and between the Company and State Street Bank and Trust Company, as Trustee, relating to the Company's 6 3/4% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5,
                  1997)

         8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

         9.1 Amended and Restated AMS Voting Trust Agreement. (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992)

         10.1 Advisory Agreement by and between REIT Management & Research, Inc. and the Company dated as of January 1, 1998.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

         10.2 Amendment No. 1 to Advisory Agreement between the Company and REIT Management & Research, Inc. dated as of October 12, 1999. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated December 16, 1999)

         10.3 Agreement (for Property Management and Leasing Agent) between M&P Partners Limited Partnership and various subsidiaries of the Company, effective as of March 25, 1997, relating to properties leased to Agencies of the United States Government (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

         10.4 Master Management Agreement by and among M&P Partners Limited Partnership and the parties named therein dated as of December 31, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.5 Master Management Agreement by and between the Company and REIT Management & Research, Inc. dated as of December 31, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.6 Representative Property Management Agreement, for properties managed by REIT Management & Research, Inc. (filed herewith)

         10.7     Parking  Operation  Management  Agreement  by and  between HUB
                  Properties Trust, a subsidiary of the Company, and REIT Management & Research, Inc. dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.8 Incentive Share Award Plan.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992)

         10.9 Fourth Amended and Restated Revolving Credit Agreement, dated as of April 2, 1998, among the Company, as borrower, the lenders named therein, Dresdner Kleinwort Benson North America LLC, as agent, and Fleet National Bank, as administrative agent. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 14, 1998)

         10.10 First Amendment and Limited Waiver to Loan Agreement, dated as of February 12, 1999, among the Company, as borrower, the lenders named therein, and Dresdner Kleinwart Benson North America LLC, as agent. (filed herewith)

         10.11 Transaction Agreement between Senior Housing Properties Trust and the Company, dated as of September 21, 1999. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 12, 1999)

         10.12 Promissory Note from SPTMRT Properties Trust and Senior Housing Properties Trust, as makers, to the Company, dated September 1, 1999. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 12, 1999)

         12.1 Statement regarding computation of ratio of earnings to fixed charges. (filed herewith)

         21.1     Subsidiaries of the Registrant.  (filed herewith)

         23.1     Consent of Ernst & Young LLP. (filed herewith)

         23.2     Consent of Arthur Andersen LLP. (filed herewith)

         23.3     Consent  of  Sullivan &  Worcester  LLP  (included  as part of
                  Exhibit 8.1 hereto)

         27.1     Financial Data Schedule. (filed herewith)

(+) Management contract or compensatory plan or arrangement.

                         REPORT OF INDEPENDENT AUDITORS


To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statements and schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Hospitality Properties Trust (a real estate investment trust in which the Company has a 7.1% and 8.8% interest as of December 31, 1999 and 1998, respectively) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Hospitality Properties Trust, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                       /s/ Ernst & Young LLP

                                                       ERNST & YOUNG LLP

Boston, Massachusetts
March 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the consolidated balance sheet of Hospitality Properties Trust and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows (not presented herein) for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Arthur Andersen LLP

                                                     ARTHUR ANDERSEN LLP

Vienna, Virginia
January 14, 2000


                                       HRPT PROPERTIES TRUST

                                    CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            December 31,
                                                                  --------------------------------
                                                                       1999                1998
                                                                  --------------------------------
ASSETS
Real estate properties, at cost (including properties leased to affiliates with a cost of $113,594 in 1998):
   Land                                                           $   354,173          $   369,770
   Buildings and improvements                                       2,302,171            2,586,712
                                                                  --------------------------------
                                                                    2,656,344            2,956,482
   Less accumulated depreciation                                      106,859              169,811
                                                                  --------------------------------
                                                                    2,549,485            2,786,671
Real estate mortgages and notes receivable, net (including note
   from an affiliate of $1,000 in 1998)                                10,373               69,228
Equity investments                                                    311,113              113,234
Cash and cash equivalents                                              13,206               15,643
Interest and rents receivable                                          36,683               33,549
Other assets, net                                                      32,448               45,732
                                                                  --------------------------------
                                                                  $ 2,953,308          $ 3,064,057
                                                                  ================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                $   132,000          $   100,000
Senior notes payable, net                                             957,586              802,439
Mortgage notes payable                                                 55,441               24,779
Convertible subordinated debentures                                   204,863              204,863
Accounts payable and accrued expenses                                  53,851               44,446
Deferred rents                                                          9,005               34,162
Security deposits                                                       7,041               18,383
Due to affiliates                                                      11,054                7,192

Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                            --                   --
   Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,908,126 shares and
      131,547,178 shares issued and outstanding, respectively           1,319                1,315
   Additional paid-in capital                                       1,971,366            1,964,878
   Cumulative net income                                              678,676              564,814
   Distributions                                                   (1,121,533)            (703,214)
   Unrealized holding losses on investments                            (7,361)                  --
                                                                  --------------------------------
      Total shareholders' equity                                    1,522,467            1,827,793
                                                                  --------------------------------
                                                                  $ 2,953,308          $ 3,064,057
                                                                  ================================

See accompanying notes

                                        HRPT PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF INCOME
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                   1999          1998         1997
                                                                 -----------------------------------
Revenues:
   Rental income                                                 $ 416,198    $ 340,851    $ 188,000
   Interest and other income                                        11,343       15,703       20,863
                                                                 -----------------------------------
      Total revenues                                               427,541      356,554      208,863
                                                                 -----------------------------------

Expenses:
   Operating expenses                                              116,365       77,536       26,765
   Interest                                                         87,470       64,326       36,766
   Depreciation and amortization                                    73,382       60,764       39,330
   General and administrative                                       18,704       17,172       11,670
   Impairment of assets                                              7,000           --           --
   Senior Housing Properties Trust transaction costs                16,739           --           --
                                                                 -----------------------------------
      Total expenses                                               319,660      219,798      114,531
                                                                 -----------------------------------

Income before equity in (loss) earnings of equity investments,
   gain on sale of properties and extraordinary item               107,881      136,756       94,332
Equity in (loss) earnings of equity investments                     (1,615)       7,687        8,590
(Loss) gain on equity transaction of equity investments               (711)       2,213        9,282
                                                                 -----------------------------------
Income before gain on sale of properties and
   extraordinary item                                              105,555      146,656      112,204

Gain on sale of properties, net                                      8,307           --        2,898
                                                                 -----------------------------------
Income before extraordinary item                                   113,862      146,656      115,102

Extraordinary item - early extinguishment of debt                       --       (2,140)      (1,102)
                                                                 -----------------------------------
Net income                                                       $ 113,862    $ 144,516    $ 114,000
                                                                 ===================================

Weighted average shares outstanding                                131,843      119,867       92,168
                                                                 ===================================

Basic and diluted earnings per common share:
   Income before gain on sale of properties and
      extraordinary item                                         $    0.80    $    1.22    $    1.22
                                                                 ===================================
   Income before extraordinary item                              $    0.86    $    1.22    $    1.25
                                                                 ===================================
   Net income                                                    $    0.86    $    1.21    $    1.24
                                                                 ===================================

See accompanying notes

                                                    HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                          Additional  Cumulative                       Other
                                 Number of      Common      Paid-in       Net                       Comprehensive
                                  Shares        Shares      Capital     Income   Distributions          Loss         Total
                              ----------------------------------------------------------------------------------------------
Balance at December 31, 1996       66,888,917   $  669    $  795,263   $306,298   $  (394,182)           $--    $   708,048

Issuance of shares to
   acquire real estate              3,985,028       40        76,521         --            --             --         76,561
Issuance of shares                 27,025,000      270       482,883         --            --             --        483,153
Conversion of convertible
   subordinated debentures, net       910,379        9        15,756         --            --             --         15,765
Stock grants                           43,846       --           813         --            --             --            813
Net income                                 --       --            --    114,000            --             --        114,000
Distributions                              --       --            --         --      (132,080)            --       (132,080)
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1997,      98,853,170      988     1,371,236    420,298      (526,262)            --      1,266,260

Issuance of shares to
   acquire real estate                286,400        3         5,702         --            --             --          5,705
Issuance of shares                 31,977,575      320       579,986         --            --             --        580,306
Conversion of convertible
   subordinated debentures, net       362,217        3         6,626         --            --             --          6,629
Stock grants                           67,816        1         1,328         --            --             --          1,329
Net income                                 --       --            --    144,516            --             --        144,516
Distributions                              --       --            --         --      (176,952)            --       (176,952)
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1998      131,547,178    1,315     1,964,878    564,814      (703,214)            --      1,827,793

Issuance of shares to
   acquire real estate                256,246        3         4,956         --            --             --          4,959
Stock grants                          104,702        1         1,532         --            --             --          1,533
Comprehensive income (loss):
   Net income                              --       --            --    113,862            --             --        113,862
   Other comprehensive loss:
     Unrealized holding
       losses on investments               --       --            --         --            --         (7,361)        (7,361)
                                 -------------------------------------------------------------------------------------------
Total comprehensive income (loss)          --       --            --    113,862            --         (7,361)       106,501
                                 -------------------------------------------------------------------------------------------
Distribution of Senior Housing
   Properties Trust shares                 --       --            --         --      (225,487)            --       (225,487)
Distributions                              --       --            --         --      (192,832)            --       (192,832)
                                 -------------------------------------------------------------------------------------------
Balance at December 31, 1999      131,908,126   $1,319    $1,971,366   $678,676   $(1,121,533)   $    (7,361)   $ 1,522,467
                                 ===========================================================================================


See accompanying notes

                                                  HRPT PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)
                                                                                       Year Ended December 31,
                                                                            ------------------------------------------
                                                                                1999            1998          1997
                                                                            ------------------------------------------
Cash flows from operating activities:
    Net income                                                                 $113,862       $144,516       $114,000
    Adjustments to reconcile net income to cash
       provided by operating activities:
           Gain on sale of properties, net                                       (8,307)            --         (2,898)
           Equity in loss (earnings) of equity investments                        1,615         (7,687)        (8,590)
           Loss (gain) on equity transaction of equity investments                  711         (2,213)        (9,282)
           Distributions from equity investments                                 18,606         10,320          9,640
           Extraordinary item                                                        --          2,140          1,102
           Impairment of assets                                                   7,000             --             --
           Depreciation                                                          70,080         58,837         37,619
           Amortization                                                           3,302          1,927          1,711
           Amortization of deferred interest costs and bond discounts               147             72            699
           Change in assets and liabilities:
              Increase in interest and rents receivable and other assets         (8,677)       (36,967)        (5,113)
              Increase in accounts payable and accrued expenses                  13,321         16,581         10,832
              Increase in deferred rents                                          2,892          4,073         22,481
              Increase (decrease) in security deposits                            3,893           (384)        10,380
              Increase in due to affiliates                                       5,175          3,129          3,119
                                                                               --------------------------------------
           Cash provided by operating activities                                223,620        194,344        185,700
                                                                               --------------------------------------

Cash flows from investing activities:
    Real estate acquisitions and improvements                                  (493,809)      (761,414)      (548,465)
    Acquisition of business, less cash acquired                                      --             --       (337,400)
    Investments in real estate mortgages receivable                                  --       (226,000)          (520)
    Proceeds from repayment of real estate mortgages and notes receivable        75,598         33,095         48,245
    Proceeds from sale of real estate                                            22,177          5,565         22,898
    Proceeds from repayment of loans to affiliate                                 1,000          1,365             --
    Proceeds from loan to Senior Housing Properties Trust                       200,000             --             --
    Contribution to Senior Housing Properties Trust                             (18,727)            --             --
                                                                               --------------------------------------
           Cash used for investing activities                                  (213,761)      (947,389)      (815,242)
                                                                               --------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common shares                                          --        580,306        483,153
    Proceeds from borrowings                                                    618,500      1,520,967        784,900
    Payments on borrowings                                                     (433,206)    (1,170,050)      (501,261)
    Deferred finance costs incurred                                              (4,758)        (7,938)        (4,668)
    Distributions                                                              (192,832)      (176,952)      (132,080)
                                                                               --------------------------------------
           Cash (used for) provided by financing activities                     (12,296)       746,333        630,044
                                                                               --------------------------------------

(Decrease) increase in cash and cash equivalents                                 (2,437)        (6,712)           502
Cash and cash equivalents at beginning of period                                 15,643         22,355         21,853
                                                                               --------------------------------------
Cash and cash equivalents at end of period                                     $ 13,206       $ 15,643       $ 22,355
                                                                               ======================================


See accompanying notes

                                       HRPT PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                     Year Ended December 31,
                                                             -----------------------------------
                                                                1999         1998         1997
                                                             -----------------------------------

Supplemental cash flow information:
    Interest paid                                            $  86,827    $  57,179    $  34,425
                                                             ===================================

Non-cash investing activities:
    Real estate acquisitions                                 $ (32,368)   $(237,404)   $ (11,616)
    Disposition of real estate                                      --       11,404       11,616
    Investment in real estate mortgages receivable              60,000      226,000           --
    Investment in Senior Housing Properties Trust              219,261           --           --

    Acquisition of business, less cash acquired:
       Real estate acquisitions                              $   4,959    $   5,705    $ 439,498
       Working capital, other than cash                             --           --        2,051
       Liabilities assumed                                          --           --      (27,588)
       Net cash used to acquire business                            --           --     (337,400)
                                                             -----------------------------------
       Issuance of shares                                    $   4,959    $   5,705    $  76,561
                                                             ===================================

Non-cash financing activities:
    Assumption of mortgage notes payable                     $  32,368          $--          $--
    Issuance of common shares                                    1,533        7,958       16,578
    Conversion of convertible subordinated debentures, net          --       (6,629)     (15,765)


See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

      HRPT Properties Trust, a Maryland real estate investment trust (the "Company"), was organized on October 9, 1986. As of December 31, 1999, the Company had investments in 195 office properties located in 27 states and the District of Columbia. In addition, at December 31, 1999, the Company had equity investments in Senior Housing Properties Trust ("SNH") and Hospitality Properties Trust ("HPT") of 49.3% and 7.1%, respectively. At December 31, 1999, SNH had investments in 93 senior housing properties in 26 states and HPT owned 210 hotels in 35 states.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the Company's investment in 100% owned subsidiaries. The Company's investments in 50% or less owned companies over which it can exercise influence, but does not control, are accounted for using the equity method of accounting. All inter-company transactions have been eliminated. The Company uses the income statement method to account for issuance of common shares of beneficial interest by SNH and HPT. Under this method, gains and losses reflecting changes in the value of the Company's ownership stake on issuance of stock by SNH or HPT are recognized in the Company's income statement.

Real Estate Property and Mortgage Investments. Real estate properties and mortgages are recorded at cost. Depreciation on real estate investments is provided for on a straight-line basis over estimated useful lives ranging up to 40 years. Impairment losses on investments are recognized where indicators of impairment are present and the undiscounted cash flow estimated to be generated by the Company's investments is less than the carrying amount of such investments. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions.

Cash and Cash Equivalents. Cash, over-night repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Investments in Marketable Equity Securities. Marketable equity securities are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. At December 31, 1999, the Company's investments in marketable equity securities were included in other assets and had a fair value of $4.3 million and unrealized holding losses of $7.4 million. At March 16, 2000, these investments had a fair value of $3.0 million and unrealized holding losses of $8.7 million.

Deferred Finance Costs. Issuance costs related to borrowings are capitalized and amortized over the terms of the respective loans. Accumulated amortization at December 31, 1999 and 1998 was $5.3 million and $2.8 million, respectively.

Revenue Recognition. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Percentage rent and additional mortgage interest revenue is recognized as earned. For the years ended December 31, 1999, 1998 and 1997, percentage rent and additional mortgage interest revenue was $3.4 million, $3.1 million and $3.1 million, respectively.

Earnings Per Common Share. Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. At December 31, 1999 and 1998, $204.9 million of convertible securities were convertible into
11.4 million shares of the Company. Basic earnings per share equals diluted earnings per share, as the effect of these convertible securities is anti-dilutive to diluted earnings per share.

Reclassifications.   Reclassifications  have  been  made  to  the  prior  years'
financial statements to conform to the current year's presentation.

Income Taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, the Company expects not to be subject to federal income taxes provided it distributes its taxable income and meets other requirements for qualifying as a real estate investment trust. However, it is subject to some state and local taxes on its income and property.

Use of Estimates. Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

New Accounting Pronouncements. The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998. FAS 133 must be adopted for the Company's 2001 financial statements. The Company anticipates that FAS 133 will not have a significant impact on the Company's reported financial condition or results of operations.

Note 3.  Real Estate Properties

      During the year ended December 31, 1999, the Company acquired 61 office properties for an aggregate amount of approximately $516.5 million in 25 separate transactions. In addition, the Company funded improvements to its existing properties of approximately $9.7 million.

      Also during the year ended December 31, 1999, the Company disposed of 14 senior housing properties, including 12 senior housing properties leased to an affiliate, for net proceeds of $82.2 million and recognized a gain of $8.3 million. As part of the sale of 12 senior housing properties, the Company provided a $60 million real estate mortgage receivable secured by the 12 senior housing properties that was subsequently paid to the Company in June 1999.

      The Company's real estate properties are leased on a gross lease, modified gross lease or triple net lease basis pursuant to noncancelable, fixed term operating leases expiring from 2000 to 2020. The triple net leases generally require the lessee to provide all property management services. The Company's gross leases and modified gross leases require the Company to provide property management services. The office properties owned by the Company are managed by REIT Management & Research, Inc. ("RMR"), an affiliate of the Company.

      The future minimum lease payments to be received by the Company during the current terms of the leases as of December 31, 1999, are approximately $311.0 million in 2000, $286.1 million in 2001, $254.1 million in 2002, $222.9 million in 2003, $179.4 million in 2004 and $895.2 million thereafter.

Note 4.  Equity Investments

      At December 31, 1999 and 1998, the Company had the following equity investments (dollars in thousands):

                                   1999                                                   1998
             --------------------------------------------------      ------------------------------------------------
               Ownership         Equity in          Equity            Ownership        Equity in          Equity
              Percentage         Earnings         Investments         Percentage       Earnings         Investments
             --------------    --------------    --------------      -------------    ------------     --------------
   SNH            49.3%          $(9,744)             $201,831              --%           $--                $--
   HPT             7.1             8,129               109,282             8.8           7,687            113,234
                               --------------    --------------                       ------------     --------------
                                 $(1,615)             $311,113                          $7,687           $113,234
                               ==============    ==============                       ============     ==============

      On October 12, 1999, the Company spun-off 50.7% of its 100% owned subsidiary, SNH, by distributing 13,190,763 common shares of SNH to the Company's shareholders of record on October 8, 1999 (the "Spin-Off"). SNH is a real estate investment trust that invests principally in income producing senior housing real estate. In connection with the Spin-Off, the Company received $200 million from SNH that was used to repay amounts outstanding on the revolving bank credit facility.

      The Company incurred $16.7 million of expenses relating to the Spin-Off, which included costs of distributing SNH shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees, New York Stock Exchange listing fees and the up-front costs of establishing SNH's bank credit facility.

      Since the Spin-Off, the Company's investment in SNH is accounted for using the equity method of accounting. Prior to the Spin-Off, the operating results of SNH were included in the Company's results of operations. At December 31, 1999, the Company owned 12,809,237 common shares of beneficial interest of SNH with a carrying value of $201.8 million and a market value, based on quoted market prices, of $158.5 million.

      The following summarized financial data of SNH includes results of operations prior to the Spin-Off that are included in the Company's results of operations (amounts in thousands, except per share amounts):

                                     December 31,                                       Year Ended December 31,
                               -------------------------                         --------------------------------------
                                   1999         1998                                1999          1998         1997
                               ------------ ------------                         ------------ ------------- -----------
Real estate properties, net      $600,030     $637,777      Revenues                $90,790       $88,306     $84,171
Real estate mortgages
receivable, net                    22,939       37,826      Expenses                 75,956        42,070      39,448
                                                                                 ------------ ------------- -----------
Other assets                       31,031       10,693      Net income              $14,834       $46,236     $44,723
                               ------------ ------------                         ============ ============= ===========
                                 $654,000     $686,296
                               ============ ============
                                                            Average shares           26,000        26,000      26,000
                                                                                 ============ ============= ===========
Bank notes payable               $200,000           $--
Deferred rents and other                                    Net income per
deferred revenues                  26,715       28,266         share                  $0.57         $1.78       $1.72
                                                                                 ============ ============= ===========
Security deposits                  15,235       15,235
Other liabilities                   2,644          726
Shareholders' equity              409,406      642,069
                               ------------ ------------
                                 $654,000     $686,296
                               ============ ============

      In July 1999, one of SNH's tenants, accounting for 2% of SNH's revenues, filed for bankruptcy. During January and February 2000, two of SNH's tenants, accounting for approximately 48% of SNH's revenues, filed for bankruptcy. SNH is currently negotiating with these tenants and evaluating its options, including the possibility of reducing rent, selling properties, and operating certain properties for its own behalf. Based on estimates of future cash flows from properties leased to these two tenants, SNH has recognized an impairment in the carrying value of certain loans and properties totaling $30 million. This value impairment has increased SNH's expenses and reduced SNH's net income for the year ended December 31, 1999. The Company has recognized $14.8 million of SNH's asset impairment loss on its consolidated statement of income for the year ended December 31, 1999, through its 49.3% ownership interest in SNH. In the short-term, the level of dividends paid by SNH to the Company in future periods will depend on the outcome of SNH's negotiations with these two tenants.

      At December 31, 1999, the Company owned 4,000,000 common shares of beneficial interest of HPT with a carrying value of $109.3 million and a market value, based on quoted market prices, of $76.3 million. HPT is a real estate investment trust that invests principally in income producing hotel real estate. During 1999, HPT completed a public stock offering of common shares. As a result of this transaction, the Company's ownership percentage in HPT was reduced from 8.8% in 1998 to 7.1% in 1999 and the Company realized a loss of $711,000. Although the Company did not sell any shares, pursuant to the Company's accounting policy, gains and losses on the issuance of common shares of beneficial interest by HPT are recognized in the Company's income statement.

      Summarized financial data of HPT is as follows (amounts in thousands, except per share amounts):

                                    December 31,                                            Year Ended December 31,
                            ----------------------------                            ----------------------------------------
                                 1999          1998                                     1999          1998         1997
                            -------------- -------------                            ------------- ------------- ------------

     Real estate                                            Revenues                   $237,218      $174,961     $114,132
        properties, net       $2,082,999    $1,774,811      Expenses                    125,289        86,979       54,979
                                                                                    ------------- ------------- ------------
     Other assets, net           111,853        62,827      Income before
                            -------------- -------------       extraordinary item       111,929        87,982       59,153
                              $2,194,852    $1,837,638
                            ============== =============
                                                            Extraordinary item               --       (6,641)           --
                                                                                    ------------- ------------- ------------
     Security deposits          $246,242      $206,018      Net income                  111,929        81,341       59,153
     Other liabilities           428,895       457,763      Preferred dividends           (5,106)          --           --
     Shareholders' equity                                   Net income available
                               1,519,715     1,173,857         for common
                            -------------- -------------                            ------------- ------------- ------------
                              $2,194,852    $1,837,638         shareholders            $106,823       $81,341      $59,153
                            ============== =============                            ============= ============= ============

                                                            Average shares               52,566        42,317       27,530
                                                                                    ============= ============= ============
                                                            Income before
                                                               extraordinary item
                                                            per share                     $2.13         $2.08        $2.15
                                                                                    ============= ============= ============
                                                            Net income per share          $2.13         $1.92        $2.15
                                                                                    ============= ============= ============
                                                            Net income available
                                                               for common
                                                               shareholders per
                                                               share                      $2.03         $1.92        $2.15
                                                                                    ============= ============= ============

Note 5.  Real Estate Mortgages and Notes Receivable, Net

                                                              December 31,
                                                        -----------------------
                                                          1999          1998
                                                        -----------------------
                                                         (dollars in thousands)
Mortgage notes receivable, due September 2001 through
   December 2006                                        $ 3,874       $30,961
Mortgage notes receivable due December 2010                  --        18,992
Mortgage notes receivable due December 2000              12,600        12,233
Mortgage notes receivable due December 2016                  --         7,040
Other collateralized notes receivable                        --            12
Loan to an affiliate                                         --         1,000
                                                        -------       -------
                                                         16,474        70,238
Less allowance                                            6,101         1,010
                                                        -------       -------
                                                        $10,373       $69,228
                                                        =======       =======

      During 1999, the Company received regularly scheduled principal payments of $495,000, repayments of mortgages secured by eight senior housing properties of $15.1 million, principal repayment of $1 million from a loan to an affiliate and $60 million as payment of a mortgage loan provided in connection with the sale of the 12 senior housing properties discussed in Note 3. In addition, the Company established additional reserves and an allowance for the impairment of two mortgage loans with a carrying value of $15 million, totaling $5.1 million.

      At December 31, 1999, the interest rates on the real estate mortgages and notes receivable ranged from 9.96% to 12.5% per annum.

Note 6.  Shareholders' Equity

      During 1999, the Company issued 256,246 common shares as additional consideration in connection with the final installment payment for the 1997 acquisition of office buildings leased to agencies of the United States
Government, and issued 89,702 common shares to RMR as the incentive fee earned for the year ended December 31, 1998.

      The Company originally reserved 1,000,000 shares of the Company's common shares under the terms of the 1992 Incentive Share Award Plan (the "Award Plan"). During 1999, 1998 and 1997, 13,000, 13,000 and 9,500 common shares, respectively, were awarded to officers of the Company and certain employees of RMR and HRPT Advisors, Inc. ("Advisors"). In addition, the Independent Trustees, as part of their annual fee, are each awarded 500 common shares annually. The shares awarded to the Trustees vest immediately. The shares awarded to the officers and certain employees of RMR and Advisors vest over a three-year period. At December 31, 1999, 684,426 shares of the Company's common shares remain reserved for issuance under the Award Plan.

      A dividend of $0.32 per share was paid on February 15, 2000, to shareholders of record on January 10, 2000. Cash dividends per share paid by the Company in 1999, 1998 and 1997 were $1.46, $1.51 and $1.45, respectively.

      The Company has adopted a Shareholders Rights Plan ("Right"). Each Right entitles the holder to purchase or to receive securities or other assets of the Company upon the occurrence of certain events. The Rights expire on October 17, 2004 and are redeemable at the Company's option at any time.

Note 7.  Commitments and Contingencies

      The Company is involved in litigation with a former tenant. Since 1995, the Company has asserted its claims and rights against the former tenant. The outcome of the Company's claims and the former tenant's counter claims against the Company cannot be predicted.

Note 8.  Transactions with Affiliates

      As of January 1, 1998, the Company entered into an agreement with RMR to provide investment, management, property management and administrative services to the Company. During the year ended December 31, 1997, such services were provided by HRPT Advisors, Inc. and M&P Partners Limited Partnership ("M&P"), affiliates of the Company, on similar terms. RMR, Advisors and M&P are owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company. RMR is compensated at an annual rate equal to 0.7% of the Company's real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to three percent of gross rents. RMR is, and Advisors was, also entitled to an incentive fee which is paid in restricted shares of the Company's common stock based on a formula. Incentive fees for the years ended December 31, 1999, 1998 and 1997 were $215,000, $1.4 million and $1.0 million, which represent approximately 26,221, 89,702 and 52,316 common shares, respectively. During 1999, RMR sold 89,702 common shares to Gerard M. Martin and Barry M. Portnoy, the Managing Trustees of the Company and owners of RMR. At December 31, 1999, the Managing Trustees and Advisors owned 89,702 and 1,134,373 common shares, respectively.

      Prior to the Spin-Off of SNH, the Company leased 15 senior housing properties to four affiliated entities (collectively, the "Affiliated Entities"). In March 1999, the Company sold 12 of these senior housing properties to an unaffiliated party. The remaining three senior housing properties were transferred to SNH as part of the Spin-Off. Messrs. Martin and Portnoy are principal shareholders of the Affiliated Entities and, subject to the review and approval of this transaction by the Independent Trustees, may be entitled to a portion of the sale proceeds. The Company also extended a $4 million line of credit to one of the Affiliated Entities which was paid off and terminated with the sale of the 12 properties discussed above. One million dollars was outstanding at December 31, 1998 under this line of credit arrangement.

      Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

                                             Year Ended December 31,
                                    ----------------------------------------
                                      1999             1998           1997
                                    ----------------------------------------
Investment advisory fees paid       $15,404           $13,592        $ 8,620
Dividends                             3,807             1,694          1,557
Rent and interest income received     5,870            13,741         13,616
Management fees paid                  9,779             6,703          2,382

Note 9.  Indebtedness
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                        1999             1998
                                                                                  -----------------------------
                                                                                     (dollars in thousands)
       $500,000 unsecured revolving bank credit facility, due April 2002, at
             LIBOR plus a premium (7.2% at December 31, 1999)                          $132,000       $100,000
       Senior Notes, due 2002 at 6.75%                                                  150,000        150,000
       Senior Notes, due 2002 at 6.875%                                                 160,000        160,000
       Senior Notes, due 2005 at 6.7%                                                   100,000        100,000
       Monthly Income Senior Notes, due 2009 at 7.875%                                   90,000             --
       Monthly Income Senior Notes, due 2011 at 8.375%                                   65,000             --
       Monthly Income Senior Notes, due 2013 at 8.5%                                    143,000        143,000
       Remarketed Reset Notes, due 2007 at LIBOR plus 1.25% (7.4% at December
             31, 1999)                                                                  250,000        250,000
       Mortgage Notes Payable, due 2004 at 9.12%                                          3,533             --
       Mortgage Notes Payable, due 2007 at 8.40%                                         11,095             --
       Mortgage Notes Payable, due 2008 at 7.02%                                         17,672             --
       Mortgage Notes Payable, due 2008 at 8.00%                                         12,237         13,114
       Mortgage Notes Payable, due 2009 at 7.66%                                         10,904         11,665
       Convertible Subordinated Debentures, due 2003 at 7.50%                           164,863        164,863
       Convertible Subordinated Debentures, due 2001 at 7.25%                            40,000         40,000
                                                                                  ----------------------------
                                                                                      1,350,304      1,132,642
       Less unamortized discounts                                                           414            561
                                                                                  ----------------------------
                                                                                     $1,349,890     $1,132,081
                                                                                  ============================

      During 1999, the Company issued unsecured senior notes totaling $155 million, in two separate transactions, raising net proceeds of $150.2 million. Net proceeds from the notes were used to repay amounts then outstanding under the Company's revolving bank credit facility. In addition, the Company assumed $32.4 million of secured mortgage notes payable in connection with the acquisition of eight office properties.

      The Company's convertible subordinated debentures were callable in October 1999 and are convertible at any time into common shares of the Company at $18 per share.

      At December 31, 1999, 11 properties with an aggregate net book value of $96.3 million were secured by mortgages totaling $55.4 million due in 2004, 2007, 2008 and 2009.

      The required principal payments due during the next five years under all debt outstanding at December 31, 1999, are $2.2 million in 2000, $42.4 million in 2001, $444.5 million in 2002, $167.6 million in 2003, $6.3 million in 2004 and $687.3 million thereafter.

Note 10.  Fair Value of Financial Instruments

      The Company's financial instruments include cash and cash equivalents, real estate mortgages and notes receivable, rents receivable, equity investments, senior notes, mortgage notes payable, convertible debentures, accounts payable and other accrued expenses, a letter of credit and security deposits. Except as follows, the fair values of the financial instruments were not materially different from their carrying values (dollars in thousands):

                                                             1999                                1998
                                                -------------------------------     ----------------------------
                                                  Carrying                             Carrying
                                                   Amount          Fair Value           Amount       Fair Value
                                               -------------------------------      ----------------------------
Real estate mortgages and notes receivable          $10,373         $11,556             $69,228        $73,997
Equity investments                                  311,113         234,764             113,234         96,500
Senior notes, mortgage notes payable and
     convertible debentures                       1,217,890       1,186,863           1,032,081      1,020,550
Commitments                                              --              --                  --         21,746
Letter of credit                                         --              --                  --          1,653

      The fair values of the real estate mortgages and notes receivable, senior notes, mortgage notes payable and convertible debentures are based on estimates using discounted cash flow analysis and currently prevailing rates. The fair value of the equity investments are based on quoted per share prices for HPT of $19.0625 and $24.125 at December 31, 1999 and 1998, respectively, and a quoted per share price for SNH of $12.375 at December 31, 1999. The fair value of the commitments and letter of credit represents the actual amounts committed.

Note 11.  Concentration of Credit Risk

      The Company's assets are primarily invested in income producing office properties located throughout the United States. At December 31, 1999 and 1998, properties leased to the United States Government represented $421.5 million and $431.1 million of net real estate investments, respectively, and for the years ended December 31, 1999 and 1998, provided rental revenue of $59.6 million and $60.3 million, respectively. At December 31, 1997, properties leased to the United States Government, Marriott International, Inc. and Integrated Health Services, Inc. represented $433.2 million, $299.9 million and $172.8 million of net real estate investments, respectively, and provided revenue of $43.4 million, $30.4 million and $27 million, respectively.

Note 12.  Segment Information

      The Company has two reportable segments; senior housing and office properties. Substantially all of the Company's senior housing assets were spun-off on October 12, 1999, and consisted of senior housing, congregate care communities, assisted living and nursing homes. The Company's office properties consist of government office, medical office and commercial office properties.

      The Company evaluates its segments based on net operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The following is a summary of the Company's reportable segments as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                             Year Ended December 31, 1999
                                       ---------------------------------------
                                        Senior
                                        Housing         Office         Total
                                       ---------------------------------------
Revenues                               $   77,579     $  348,497    $  426,076
Operating expenses                             --        116,365       116,365
Depreciation                               18,578         51,502        70,080
Impairment of assets                        5,000          2,000         7,000
                                       ----------     ----------    ----------
Net operating income                   $   54,001     $  178,630    $  232,631
                                       ==========     ==========    ==========

Real estate at year end                $   10,373     $2,656,344    $2,666,717
Real estate acquired during the year           --        526,177       526,177

                                             Year Ended December 31, 1998
                                       ---------------------------------------
                                        Senior
                                        Housing         Office         Total
                                       ---------------------------------------
Revenues                               $  110,096     $  245,955    $  356,051
Operating expenses                             --         77,536        77,536
Depreciation                               21,798         37,039        58,837
                                       ----------     ----------    ----------
Net operating income                   $   88,298     $  131,380    $  219,678
                                       ==========     ==========    ==========

Real estate at year end                $  895,748     $2,129,962    $3,025,710
Real estate acquired during the year       12,924        985,894       998,818

                                              Year Ended December 31, 1997
                                       ---------------------------------------
                                        Senior
                                        Housing         Office         Total
                                       ---------------------------------------
Revenues                               $113,243       $ 93,670      $206,913
Operating expenses                           --         26,765        26,765
Depreciation                             21,728         15,891        37,619
                                       --------       --------      --------
Net operating income                   $ 91,515       $ 51,014      $142,529
                                       ========       ========      ========

    The following tables reconcile the reported segment information to the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                           Year Ended December 31,
                                                   -----------------------------------
                                                      1999        1998          1997
                                                   -----------------------------------
 Revenues:
   Total per reportable segment                    $ 426,076    $ 356,051    $ 206,913
   Unallocated other income                            1,465          503        1,950
                                                   ---------    ---------    ---------
     Total consolidated revenues                   $ 427,541    $ 356,554    $ 208,863
                                                   =========    =========    =========
Net operating income:
   Total per reportable segment                    $ 232,631    $ 219,678    $ 142,529
   Unallocated amounts:
     Other income                                      1,465          503        1,950
     Interest expense                                (87,470)     (64,326)     (36,766)
     Amortization expense                             (3,302)      (1,927)      (1,711)
     General and administrative expenses             (18,704)     (17,172)     (11,670)
     Senior Housing Properties Trust
       transaction costs                             (16,739)          --           --
                                                   ---------    ---------    ---------
     Total  consolidated  income  before  equity
       in (loss)  earnings  of equity
       investments, gain on sale of properties
       and extraordinary item                      $ 107,881    $ 136,756    $  94,332
                                                   =========    =========    =========

                             HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the years ended December 31, 1999, 1998 and 1997, office segment revenues from the United States Government represented $59.6 million, $60.3 million, and $43.4 million, respectively, of the Company's consolidated revenues. For the years ended December 31, 1999, 1998 and 1997, senior housing segment revenues from Marriott International, Inc. represented $24.2 million, $31.9 million and $30.4 million, respectively, of the Company's consolidated revenues. For the same periods, senior housing segment revenues from Integrated Health Services, Inc. represented $21.2 million, $28.4 million and $27 million, respectively, of the Company's consolidated revenues.

Note 13.  Selected Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations of the Company for 1999 and 1998. The amounts are in thousands except for per share amounts.

                                                                                           1999
                                                                    -------------------------------------------------
                                                                      First       Second       Third        Fourth
                                                                     Quarter     Quarter     Quarter(1)   Quarter(2)
                                                                    -------------------------------------------------
Revenues                                                            $ 104,403   $ 106,551    $ 114,805   $ 101,782
Income before equity in earnings (loss) of equity investments,
      gain on sale of properties and extraordinary item                37,288      36,430       13,501      20,662
Equity in earnings (loss) of equity investments                         2,008       2,021        2,023      (7,667)
Gain (loss) on equity transaction of equity investments                    --        (711)          --          --
Income before gain on sale of properties and extraordinary item        39,296      37,740       15,524      12,995
Gain on sale of properties                                              8,307          --           --          --
Income before extraordinary item                                       47,603      37,740       15,524      12,995
Extraordinary item - early extinguishment of debt                          --          --           --          --
Net income                                                             47,603      37,740       15,524      12,995
Per share data:
  Income before equity in earnings (loss) of equity investments,
    gain on sale of properties and extraordinary item                    0.28        0.28         0.10        0.16
  Income before gain on sale of properties and extraordinary item
                                                                         0.30        0.29         0.12        0.10
  Income before extraordinary item                                       0.36        0.29         0.12        0.10
  Net income                                                             0.36        0.29         0.12        0.10


                                                                                           1998
                                                                    -------------------------------------------------
                                                                      First       Second       Third        Fourth
                                                                     Quarter     Quarter     Quarter(1)   Quarter(2)
                                                                    -------------------------------------------------
Revenues                                                            $  71,952   $  83,291    $  96,960   $ 104,351
Income before equity in earnings of equity investments, gain on
      sale of properties and extraordinary item                        28,522      32,875       38,036      37,323
Equity in earnings of equity investments                                1,327       2,138        2,076       2,146
Gain (loss) on equity transaction of equity investments                 1,532         938           --        (257)
Income before gain on sale of properties and extraordinary item        31,381      35,951       40,112      39,212
Gain on sale of properties                                                 --          --           --          --
Income before extraordinary item                                       31,381      35,951       40,112      39,212
Extraordinary item - early extinguishment of debt                          --      (2,140)          --          --
Net income                                                             31,381      33,811       40,112      39,212
Per share data:
  Income before equity in earnings of equity investments, gain on
    sale of properties and extraordinary item                            0.28        0.29         0.29        0.28
  Income before gain on sale of properties and extraordinary item
                                                                         0.31        0.31         0.30        0.30
  Income before extraordinary item                                       0.31        0.31         0.30        0.30
  Net income                                                             0.31        0.30         0.30        0.30


     (1)  Included in total expenses for the third quarter of 1999 are unusual and non-recurring  items aggregating
          $23.7 million:  approximately  $16.7 million  represents SNH transaction costs, and $7 million represents the write-down to net realizable value of the carrying value of two real estate mortgages  receivable and other assets.



                             HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (2)  On October 12, 1999, the Company spun-off 50.7% of its 100% owned  subsidiary,  SNH, by distributing 13.2 million common shares of SNH to shareholders  of record on October 8, 1999.  Also, in the fourth quarter, the Company  recognized  $14.8 million as its portion of SNH's asset impairment loss as described in Note
          4.

Note 14.  Pro Forma Information (Unaudited)

     In 1999, as described in Note 4, the Company spun-off 50.7% of its 100% owned subsidiary, SNH, by distributing 13,190,763 common shares of SNH to the Company's shareholders of record on October 8, 1999.

     In 1997 and 1998, the Company acquired 29 office buildings (the "Government Properties") leased to various agencies of the United States Government through the acquisition of Government Property Investors, Inc. ("GPI"). The acquisition was accounted for as a purchase and the net assets and results of operations are included in the consolidated financial statements since the dates of acquisition. The acquisitions of the Government Properties were funded, in part, with the proceeds from the issuance of the Company's common shares pursuant to a public offering, the issuance of common shares of the Company in a private placement and the assumption of debt.

     The following unaudited condensed Pro Forma Statements of Income assume the Spin-Off of SNH and the acquisition of GPI had both occurred on January 1, 1997.

     These pro forma statements of income are not necessarily indicative of the expected results of operations for any future period. Differences could result from, but are not limited to, additional property investments, changes in interest rates and changes in the debt and equity structure of the Company.

Condensed Pro Forma Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                                            Year Ended December 31,
                                                                   -----------------------------------------
                                                                      1999           1998          1997
                                                                   -----------------------------------------
Total revenues                                                        $356,711      $268,248       $136,880
Income before extraordinary item                                        92,058       117,850         93,133
Net income                                                              92,058       115,710         92,031
Income before extraordinary item per basic share                          0.70          0.98           1.00
Net income per basic share                                                0.70          0.97           0.99

                                                        HRPT PROPERTIES TRUST
                                                             SCHEDULE II
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                              Balance at          Charged to                         Balance at
                                                             Beginning of         Costs and                            End of
Description                                                     Period             Expenses        Deductions(1)       Period
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997:
    Allowance for real estate mortgages receivable              $1,743               $200          $(1,016)              $927
                                                        =======================================================================


Year Ended December 31, 1998:
    Allowance for real estate mortgages receivable                $927               $600            $(517)            $1,010
                                                        =======================================================================


Year Ended December 31, 1999:
    Allowance for real estate mortgages receivable              $1,010             $5,600            $(509)            $6,101
                                                        =======================================================================

(1)  Represents uncollectable receivables charged against the allowance.

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Office Buildings:
Petersburg          AK      $--       $189       $811       $3      $189        $814      $1,003         $57      3/31/97    1983
Phoenix             AZ       --      1,828     16,453       --     1,828      16,453      18,281         189      7/30/99    1982
Phoenix             AZ       --      2,687     11,532      437     2,729      11,927      14,656         765      5/15/97    1997
Safford             AZ       --        635      2,729       61       647       2,778       3,425         193      3/31/97    1992
Tempe               AZ       --      1,125     10,122       --     1,125      10,122      11,247         137      6/30/99    1987
Tucson              AZ       --        765      3,280       75       779       3,341       4,120         232      3/31/97    1993
Anaheim             CA       --        133      1,201       --       133       1,201       1,334          75      12/5/97    1970
Anaheim             CA       --         82        735        1        82         736         818          46      12/5/97    1970
Anaheim             CA       --        691      6,223        2       692       6,224       6,916         390      12/5/97    1992
Kearney Mesa        CA       --      2,916     12,456      337     2,969      12,740      15,709         883      3/31/97    1994
Los Angeles         CA       --      5,055     49,685    1,131     5,060      50,811      55,871       3,441      5/15/97    1979
Los Angeles         CA       --      5,076     49,884    1,262     5,071      51,151      56,222       3,426      5/15/97    1979
Los Angeles         CA       --      1,921      8,242      190     1,955       8,398      10,353         513      7/11/97    1996
Newport Beach       CA       --      1,220      3,307       17     1,220       3,324       4,544         134      5/26/98    1984
Sacramento          CA       --        644      3,206       77       644       3,283       3,927         441      8/30/94    1984
San Diego           CA       --      2,984     12,859    1,971     3,038      14,776      17,814       1,004      3/31/97    1981
San Diego           CA       --        313      2,820      166       313       2,986       3,299         226     12/31/96    1984
San Diego           CA       --        316      2,846      167       316       3,013       3,329         229     12/31/96    1984
San Diego           CA       --        502      4,526      266       502       4,792       5,294         363     12/31/96    1984
San Diego           CA       --        294      2,650      156       294       2,806       3,100         213     12/31/96    1984
San Diego           CA       --      1,985     18,096      312     1,985      18,408      20,393       1,402      12/5/96    1985
San Diego           CA       --        992      9,040      156       992       9,196      10,188         701      12/5/96    1985
San Diego           CA       --      1,228     11,199      192     1,228      11,391      12,619         868      12/5/96    1985
San Diego           CA       --      4,269     18,316      419     4,347      18,657      23,004       1,293      3/31/97    1996
Aurora              CO       --      1,152     13,272       --     1,152      13,272      14,424         826     11/14/97    1993
Golden              CO       --        494        152    5,862       495       6,013       6,508         272      3/31/97    1997
Lakewood            CO       --        787      7,085       --       787       7,085       7,872          22     11/22/99    1980
Lakewood            CO       --      1,855     16,691       --     1,855      16,691      18,546          52     11/22/99    1980
Wallingford         CT       --        640     10,017       --       640      10,017      10,657         386       6/1/98    1986
Wallingford         CT       --        367      3,301       40       366       3,342       3,708          89     12/22/98    1988
Washington          DC       --      2,485     22,696    1,666     2,485      24,362      26,847       2,082      9/13/96    1976

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Washington          DC       --      5,975     53,778      307     5,975      54,085      60,060       2,118      6/23/98    1991
Washington          DC       --      1,851     16,511      595     1,869      17,088      18,957       1,065     12/19/97    1966
Washington          DC       --      6,979     29,949      877     7,107      30,698      37,805       2,168      3/31/97    1989
Washington          DC       --     12,008     51,528    1,285    12,227      52,594      64,821       3,655      3/31/97    1996
Wilmington          DE       --      1,478     13,306        5     1,478      13,311      14,789         152      7/13/99    1984
Wilmington          DE       --      4,409     39,681       37     4,413      39,714      44,127       1,448      7/23/98    1986
Miami               FL       --        144      1,297       24       144       1,321       1,465          60      3/19/98    1987
Orlando             FL       --        256      2,308       64       263       2,365       2,628         111      2/19/98    1997
Orlando             FL       --        722      6,499      (59)      716       6,446       7,162         304      2/19/98    1997
Orlando             FL       --          -        362        1        36         327         363           8      2/19/98    1997
Savannah            GA       --        544      2,330      113       553       2,434       2,987         166      3/31/97    1990
Kansas City         KS       --      1,042      4,469      466     1,061       4,916       5,977         389      3/31/97    1990
Auburn              MA       --        647      5,827       --       647       5,827       6,474           6     12/27/99    1977
Boston              MA       --      1,447     13,028       59     1,448      13,086      14,534       1,402      9/28/95    1993
Boston              MA       --      3,378     30,397    1,711     3,378      32,108      35,486       3,982      9/28/95    1988
Boston              MA       --      1,500     13,500      263     1,500      13,763      15,263       1,424     12/18/95    1875
Charlton            MA       --        141      1,269        8       141       1,277       1,418          84      5/15/97    1988
Fitchburg           MA       --        223      2,004       10       223       2,014       2,237         132      5/15/97    1994
Grafton             MA       --         37        336        4        37         340         377          22      5/15/97    1930
Leominster          MA       --        778      7,003       --       778       7,003       7,781           7     12/27/99    1966
Lexington           MA       --      1,054      9,487       --     1,054       9,487      10,541         465      1/30/98    1968
Milbury             MA       --         34        309        4        34         313         347          21      5/15/97    1950
Milford             MA       --        144      1,297      266       401       1,306       1,707          86      5/15/97    1989
Northbridge         MA       --         32        290        5        32         295         327          19      5/15/97    1962
Paxton              MA       --         24        212        4        24         216         240          14      5/15/97    1984
Quincy              MA       --      2,477     16,645       17     2,477      16,662      19,139         711       4/3/98    1988
Quincy              MA       --      1,668     11,097      334     1,668      11,431      13,099         497       4/3/98    1988
Spencer             MA       --        211      1,902       11       211       1,913       2,124         125      5/15/97    1992
Sturbridge          MA       --         83        751        6        83         757         840          50      5/15/97    1986
Webster             MA       --        315      2,834       14       315       2,848       3,163         187      5/15/97    1995
Westborough         MA       --        396      3,562       15       396       3,577       3,973         235      5/15/97    1986

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Westborough         MA       --         42        381        5        42         386         428          25      5/15/97    1900
Westborough         MA       --         24        216        4        24         220         244          14      5/15/97    1953
Westborough         MA       --        166      1,498        8       166       1,506       1,672          99      5/15/97    1977
Westwood            MA       --        537      4,960        1       538       4,960       5,498         368       1/8/97    1977
Westwood            MA       --        500      4,562        1       500       4,563       5,063         176       6/8/98    1990
Westwood            MA       --        303      2,740      499       304       3,238       3,542         245     11/26/96    1980
Worcester           MA       --      1,132     10,186       38     1,132      10,224      11,356         671      5/15/97    1989
Worcester           MA       --        354      3,189       14       354       3,203       3,557         210      5/15/97    1985
Worcester           MA       --        265      2,385       12       265       2,397       2,662         157      5/15/97    1972
Worcester           MA       --        111      1,000      292       397       1,006       1,403          66      5/15/97    1986
Worcester           MA       --        158      1,417        7       157       1,425       1,582          93      5/15/97    1992
Worcester           MA       --        895      8,052       41       895       8,093       8,988         531      5/15/97    1990
Baltimore           MD       --        900      8,097      145       901       8,241       9,142         254     10/15/98    1989
Baltimore           MD       --         --     12,430      177        --      12,607      12,607         847     11/18/97    1988
College Park        MD       --      9,423     40,433      951     9,595      41,212      50,807       2,867      3/31/97    1994
Gaithersburg        MD       --      4,381     18,798      473     4,461      19,191      23,652       1,349      3/31/97    1995
Germantown          MD       --      2,305      9,890      263     2,347      10,111      12,458         717      3/31/97    1995
Oxon Hill           MD       --      3,181     13,653      357     3,240      13,951      17,191         973      3/31/97    1992
Pikesville          MD       --        589      5,305       15       589       5,320       5,909          50      8/11/99    1987
Rockville           MD       --      3,251     29,258       37     3,248      29,298      32,546       1,374       2/2/98    1986
Bloomington         MN       --      1,898     17,081    2,150     1,898      19,231      21,129         924      3/19/98    1957
Eagan               MN       --      1,424     12,822        1     1,425      12,822      14,247         574      3/19/98    1986
Mendota Heights     MN       --        533      4,795       --       533       4,795       5,328         215      3/19/98    1995
Minneapolis         MN       --        870      7,831        1       870       7,832       8,702          74       8/3/99    1987
Minneapolis         MN    1,920        295      2,658       --       295       2,658       2,953           3      12/1/99    1987
Minneapolis         MN    4,368        672      6,045       --       672       6,045       6,717           6      12/1/99    1987
Minneapolis         MN    1,201        185      1,661       --       185       1,661       1,846           2      12/1/99    1987
Minneapolis         MN    3,814        586      5,278       --       586       5,278       5,864           6      12/1/99    1987
Minneapolis         MN    6,369        979      8,814       --       979       8,814       9,793           9      12/1/99    1987
Minneapolis         MN       --        695      6,254        1       695       6,255       6,950          59       8/3/99    1986
Minneapolis         MN       --      1,891     17,021       11     1,891      17,032      18,923         124      9/30/99    1980

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Plymouth            MN       --        563      5,064        4       563       5,068       5,631          48       8/3/99    1987
St Paul             MN       --        696      6,263        6       696       6,269       6,965          59       8/3/99    1987
Kansas City         MO       --      1,443      6,193      140     1,470       6,306       7,776         437      3/31/97    1995
Manchester          NH       --      2,201     19,957       --     2,201      19,957      22,158         312      5/10/99    1979
Florham Park        NJ       --      1,412     12,709       --     1,412      12,709      14,121         463      7/31/98    1979
Voorhees            NJ       --      1,053      6,625        1       998       6,681       7,679         271      5/26/98    1990
Voorhees            NJ       --        445      2,798       17       584       2,676       3,260         108      5/26/98    1990
Voorhees            NJ       --        673      4,232        1       589       4,317       4,906         175      5/26/98    1990
Albuquerque         NM       --        493      2,119      119       503       2,228       2,731         151      3/31/97    1984
Albuquerque         NM       --        441      3,970       --       441       3,970       4,411          37      8/31/99    1984
Albuquerque         NM       --        173      1,553       --       173       1,553       1,726          15      8/31/99    1984
Albuquerque         NM       --        422      3,797       --       422       3,797       4,219          36      8/31/99    1984
Albuquerque         NM       --        877      7,895       --       877       7,895       8,772          74      8/31/99    1984
Sante Fe            NM       --      1,551      6,650      150     1,578       6,773       8,351         470      3/31/97    1987
Brooklyn            NY       --        775      7,054        2       775       7,056       7,831         625       6/6/96    1971
Buffalo             NY   10,904      4,405     18,899      439     4,485      19,258      23,743       1,334      3/31/97    1994
DeWitt              NY       --        454      4,086       --       454       4,086       4,540           4     12/28/99    1987
Irondoquoit         NY       --      1,910     17,189       28     1,910      17,217      19,127         665      6/30/98    1986
Islandia            NY       --        813      7,319       --       813       7,319       8,132          99      6/11/99    1987
Melville            NY       --      3,155     28,395        4     3,155      28,399      31,554         325      7/22/99    1985
Mineola             NY       --      3,419     30,774       --     3,419      30,774      34,193         417      6/11/99    1971
New York            NY       --     44,000     66,976       35    44,000      67,011     111,011       3,756      10/1/97    1906
Syracuse            NY       --        466      4,196       --       466       4,196       4,662          31      9/24/99    1990
Syracuse            NY       --      1,788     16,096       --     1,788      16,096      17,884         218      6/29/99    1972
White Plains        NY       --      1,200     10,870      815     1,200      11,685      12,885       1,082       2/6/96    1952
Mason               OH       --      1,528     13,748        3     1,528      13,751      15,279         530      6/10/98    1994
Edmund              OK       --        251      2,254       --       251       2,254       2,505          21      8/13/99    1993
Elk City            OK       --         53        479       --        53         479         532           5      8/13/99    1993
Midwest City        OK       --        250      2,253       --       250       2,253       2,503          21      8/13/99    1993
Oklahoma City       OK       --      4,596     19,721      445     4,680      20,082      24,762       1,393      3/31/97    1992
Oklahoma City       OK       --      1,449     13,035       --     1,449      13,035      14,484         122      8/13/99    1993

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Oklahoma City       OK       --        151      1,361       --       151       1,361       1,512          13      8/13/99    1993
Blue Bell           PA       --        723      6,507       --       723       6,507       7,230          47      9/14/99    1988
Blue Bell           PA       --        709      6,382       --       709       6,382       7,091          46      9/14/99    1988
Blue Bell           PA       --        268      2,414       --       268       2,414       2,682          18      9/14/99    1988
Fort Washington     PA       --        683      3,198      (21)      680       3,180       3,860         184      9/22/97    1970
Fort Washington     PA       --      1,154      7,722        3     1,154       7,725       8,879         362      1/15/98    1996
Fort Washington     PA       --      1,872      8,816        3     1,872       8,819      10,691         506      9/22/97    1960
Fort Washington     PA       --      1,184      5,559       --     1,184       5,559       6,743         319      9/22/97    1967
Greensburg          PA       --        780      7,026       --       780       7,026       7,806         271       6/3/98    1997
Horsham             PA       --        741      3,611        8       741       3,619       4,360         207      9/22/97    1983
King of Prussia     PA       --        552      2,893       --       552       2,893       3,445         137       2/2/98    1996
King of Prussia     PA       --        354      3,183       35       354       3,218       3,572         151       2/2/98    1997
King of Prussia     PA       --        634      3,251       --       634       3,251       3,885         190      9/22/97    1964
Moon Township       PA       --        502      4,519      220       502       4,739       5,241          56      8/23/99    1987
Moon Township       PA       --        410      3,688       --       410       3,688       4,098          39      8/23/99    1987
Moon Township       PA       --        612      5,507      306       612       5,813       6,425          61      8/23/99    1987
Moon Township       PA       --        489      4,403       45       489       4,448       4,937          47      8/23/99    1987
Moon Township       PA       --        555      4,995       --       555       4,995       5,550          52      8/23/99    1987
Moon Township       PA       --        202      1,814       --       202       1,814       2,016          19      8/23/99    1987
Moon Township       PA       --      6,936         --      175     7,111          --       7,111          --      8/23/99    1987
Philadelphia        PA       --        931      8,377      126       931       8,503       9,434         115      6/11/99    1989
Philadelphia        PA       --      3,462    111,946      715     3,462     112,661     116,123       5,054      3/30/98    1983
Philadelphia        PA       --     24,753    222,775      953    24,747     223,734     248,481       8,628      6/30/98    1990
Philadelphia        PA       --      7,884     71,002      304     7,883      71,307      79,190       4,469     11/13/97    1987
Pittsburgh          PA       --      1,663     14,966        5     1,663      14,971      16,634         483      9/14/98    1994
Pittsburgh          PA       --        720      9,589       44       720       9,633      10,353         451      2/27/98    1991
Plymouth            PA       --      1,412      7,415    1,641     1,413       9,055      10,468         405      1/15/98    1996
Washington          PA       --        631      5,698       64       634       5,759       6,393         152      12/1/98    1998
Lincoln             RI       --        320      7,690       --       320       7,690       8,010         481     11/13/97    1997
Memphis             TN       --      2,206     19,856      314     2,208      20,168      22,376         708      8/31/98    1985
Austin              TX       --      1,218     11,040      294     1,218      11,334      12,552         711      12/5/97    1986

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Austin              TX       --      1,529     13,760        1     1,529      13,761      15,290         501      7/16/98    1993
Austin              TX       --        466      4,191      100       558       4,199       4,757         214      1/27/98    1980
Austin              TX    3,533        626      5,636       21       626       5,657       6,283          54      8/18/99    1987
Austin              TX       --      1,574     14,168       --     1,574      14,168      15,742         133       8/3/99    1982
Austin              TX       --      1,439      6,137      325     1,439       6,462       7,901         275      3/24/98    1975
Austin              TX       --      1,621     14,594      640     1,621      15,234      16,855       1,057      12/5/97    1997
Austin              TX       --      1,402     12,729        2     1,402      12,731      14,133         795      12/5/97    1997
Austin              TX       --      2,317     21,037       --     2,317      21,037      23,354       1,313      12/5/97    1996
Austin              TX       --      1,226     11,126       --     1,226      11,126      12,352         695      12/5/97    1997
Austin              TX       --      1,731     14,921       --     1,731      14,921      16,652         202      6/30/99    1975
Austin              TX       --      2,028     18,251       --     2,028      18,251      20,279          95      10/8/99    1985
Austin              TX       --        562      5,054        1       562       5,055       5,617         153     10/20/98    1997
Austin              TX       --      2,072     18,650        9     2,073      18,658      20,731         563     10/20/98    1997
Austin              TX       --      1,476     13,286        2     1,476      13,288      14,764         401     10/20/98    1997
Austin              TX       --        688      6,192       --       688       6,192       6,880          84       6/3/99    1985
Austin              TX   11,095      2,038     18,338       --     2,038      18,338      20,376          96      10/8/99    1997
Austin              TX       --      4,878     43,903      910     4,882      44,809      49,691       1,330      10/7/98    1968
Austin              TX       --        906      8,158       --       906       8,158       9,064         110      6/16/99    1999
Austin              TX       --      1,436     12,927       --     1,436      12,927      14,363         391      10/7/98    1998
Austin              TX       --        539      4,849       --       539       4,849       5,388          66      6/16/99    1999
Austin              TX       --     18,440         --    1,672    19,759         353      20,112          --      10/7/98    1968
Irving              TX       --        542      4,879       --       542       4,879       5,421         219      3/19/98    1995
Irving              TX       --        846      7,616       --       846       7,616       8,462         341      3/19/98    1995
San Antonio         TX       --        905      8,149       42       905       8,191       9,096          76       8/3/99    1989
San Antonio         TX       --        259      2,331       --       259       2,331       2,590          22       8/3/99    1986
Waco                TX       --      2,030      8,708      160     2,060       8,838      10,898         450     12/23/97    1997
Alexandria          VA       --      2,109     18,982       78     2,108      19,061      21,169         498     12/30/98    1987
Arlington           VA       --        810      7,289      136       811       7,424       8,235         257      8/26/98    1987
Fairfax             VA       --        569      5,122      156       569       5,278       5,847         417      12/4/96    1990
Fairfax             VA       --        780      7,022       --       780       7,022       7,802          51      9/29/99    1988
Fairfax             VA       --        594      5,347       --       594       5,347       5,941          39      9/29/99    1988

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1999
                                                       (Dollars in thousands)


                                                                      Gross Amount Carried at
                                Initial Cost to Company               Close of Period 12/31/98
                                -----------------------               ------------------------
                                                            Costs                                                         Original
                                           Buildings     Capitalized        Buildings             Accumulated             Constr-
                          Encum-              and      Subsequent to          and                 Depreciation   Date      uction
   Location        State  brances  Land     Equipment   Acquisition  Land   Equipment   Total (1)     (2)       Aquired     Date
----------------------------------------------------------------------------------------------------------------------------------
Falls Church        VA       --      3,456     14,828      855     3,519      15,620      19,139       1,070      3/31/97    1993
Richland            WA   12,237      3,970     17,035      426     4,042      17,389      21,431       1,204      3/31/97    1995
Falling Waters      WV       --        906      3,886      141       922       4,011       4,933         276      3/31/97    1993
Cheyenne            WY       --      1,915      8,217      185     1,950       8,367      10,317         580      3/31/97    1995
                        -------------------------------------------------------------------------------------
         Totals         $55,441   $350,523 $2,265,600  $40,221  $354,173  $2,302,171  $2,656,344    $106,859
                        =====================================================================================


Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation at the beginning of the period:

                                      Real Estate and           Accumulated
                                          Equipment             Depreciation
                                      ---------------          --------------
Balance at January 1, 1997             $ 1,005,739              $    76,921
   Additions                               998,579                   37,619
   Disposals                               (35,295)                  (2,871)
                                       -----------              -----------
Balance at December 31, 1997             1,969,023                  111,669
   Additions                             1,004,523                   58,837
   Disposals                               (17,064)                    (695)
                                       -----------              -----------
Balance at December 31, 1998             2,956,482                  169,811
   Additions                               526,502                   70,080
   Disposals                               (94,247)                 (20,977)
   Spin-off of SNH                        (732,393)                (112,055)
                                       -----------              -----------
Balance at December 31, 1999           $ 2,656,344              $   106,859
                                       ===========              ===========

(1)      Aggregate  cost  for  federal  income  tax  purposes  is  approximately
         $2,557,428.
(2) Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

                                                        HRPT PROPERTIES TRUST
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 1999
                                                       (Dollars in thousands)
                                                                                                               Principal Amount of
                                                                                  (1)                            Loans Subject to
                                  Final                                      Face Value of  Carrying Value     Delinquent Principal
Location       Interest Rate  Maturity Date   Periodic Payment Terms            Mortgage     of Mortgage           or Interest
----------------------------------------------------------------------------------------------------------------------------------
Torrance, CA      12.50%        12/31/00      Interest only, payable            $12,600        $8,660                    $--
Torrance, CA                                  monthly in arrears.
Anaheim, CA                                   $12.6 million due at maturity.

Arleta, CA         9.96%         9/30/01      Interest only, payable
                                              monthly in arrears.                 2,410         1,350                    170
                                              $2.4 million due at maturity.

Wichita, KS       10.00%        11/09/02      Principal and interest, in            964           239                     --
                                              payable monthly in arrears.
                                              $900 due at maturity.

Florence, KS      11.58%        12/31/06      Interest only, payable                500           124                     --
                                              monthly in arrears.
                                              $500 due at maturity.

                                                                                -----------------------------------------------
                                                                                $16,474        $10,373                  $170
                                                                                ===============================================

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

Balance at January 1, 1997                                 $ 137,245
   New mortgage loans                                          1,520
   Collections of principal, net of discounts                (37,263)
                                                           ---------
Balance at December 31, 1997                                 101,502
   Collections of principal, net of discounts                (33,408)
                                                           ---------
Balance at December 31, 1998                                  68,094
   New mortgage loans                                         60,000
   Collections of principal, net of discounts                (75,188)
   Impairment of mortgage loans                               (5,000)
   Spin-off of SNH                                           (37,533)
                                                           ---------
Balance at December 31, 1999                               $  10,373
                                                           =========

    (1) Also represents cost for federal income tax purposes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HRPT PROPERTIES TRUST

                                     By: /s/ John A. Mannix
                                         John A. Mannix
                                         President and Chief Operating Officer
                                         Dated:  March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                            Title                            Date
---------                            -----                            ----

/s/ John A. Mannix                   President and                March 30, 2000
John A. Mannix                        Chief Operating Officer


/s/ John C. Popeo                    Treasurer, Chief Financial   March 30, 2000
John C. Popeo                         Officer and Secretary


/s/ Frederick N. Zeytoonjian         Trustee                      March 30, 2000
Frederick N. Zeytoonjian


/s/ Patrick F. Donelan               Trustee                      March 30, 2000
Patrick F. Donelan


/s/ Justinian Manning, C.P.          Trustee                      March 30, 2000
Rev. Justinian Manning, C.P.


/s/ Gerard M. Martin                 Trustee                      March 30, 2000
Gerard M. Martin


/s/ Barry M. Portnoy                 Trustee                      March 30, 2000
Barry M. Portnoy