Form 10-Q
period 2000-03-31
HRPT PROPERTIES TRUST
filed 2000-05-15
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Number of Common Shares outstanding at May 10, 2000:
           131,935,847 shares of beneficial interest, $0.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

PART I   Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - March 31, 2000 and December 31,
             1999                                                             1

         Consolidated Statements of Income - Three Months Ended March 31,
             2000 and 1999                                                    2

         Consolidated Statements of Cash Flows - Three Months Ended March
             31, 2000 and 1999                                                3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           9

PART II  Other Information

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          16


                                      HRPT PROPERTIES TRUST

                                   CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, except per share amounts)

                                                                  March 31,         December 31,
                                                                    2000               1999
                                                                ------------       -------------
                                                                (unaudited)           (note 1)
ASSETS
Real estate properties, at cost:
    Land                                                        $   354,649         $   354,173
    Buildings and improvements                                    2,305,333           2,302,171
                                                                -----------         -----------
                                                                  2,659,982           2,656,344
    Less accumulated depreciation                                   121,714             106,859
                                                                -----------         -----------
                                                                  2,538,268           2,549,485

Real estate mortgages and notes receivable, net                       6,866              10,373
Equity investments                                                  306,210             311,113
Cash and cash equivalents                                             5,214              13,206
Interest and rents receivable                                        37,925              36,683
Other assets, net                                                    39,898              32,448
                                                                -----------         -----------
                                                                $ 2,934,381         $ 2,953,308
                                                                ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                              $   139,000         $   132,000
Senior notes payable, net                                           957,623             957,586
Mortgage notes payable                                               55,145              55,441
Convertible subordinated debentures                                 204,863             204,863
Accounts payable and accrued expenses                                42,699              53,851
Deferred rents                                                        7,484               9,005
Security deposits                                                     7,174               7,041
Due to affiliates                                                    14,303              11,054

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                          --                  --
    Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,934,347 shares and
      131,908,126 shares issued and outstanding, respectively         1,319               1,319
    Additional paid-in capital                                    1,971,581           1,971,366
    Cumulative net income                                           705,126             678,676
    Distributions                                                (1,163,744)         (1,121,533)
    Unrealized holding losses on investments                         (8,192)             (7,361)
                                                                -----------         -----------
      Total shareholders' equity                                  1,506,090           1,522,467
                                                                -----------         -----------
                                                                $ 2,934,381         $ 2,953,308
                                                                ===========         ===========


See accompanying notes


                                 HRPT PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF INCOME
                   (amounts in thousands, except per share amounts)
                                      (unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                           2000               1999
                                                         --------           --------
Revenues:
    Rental income                                        $ 99,395           $101,313
    Interest and other income                                 859              3,090
                                                         --------           --------
      Total revenues                                      100,254            104,403
                                                         --------           --------

Expenses:
    Operating expenses                                     33,827             24,006
    Interest                                               25,098             19,437
    Depreciation and amortization                          15,874             18,831
    General and administrative                              4,697              4,841
                                                         --------           --------
      Total expenses                                       79,496             67,115
                                                         --------           --------

Income before equity in earnings of equity investments
    and gain on sale of properties                         20,758             37,288

Equity in earnings of equity investments                    5,692              2,008
                                                         --------           --------
Income before gain on sale of properties                   26,450             39,296

Gain on sale of properties, net                                --              8,307
                                                         --------           --------
Net income                                               $ 26,450           $ 47,603
                                                         ========           ========

Weighted average shares outstanding                       131,921            131,660
                                                         ========           ========

Basic and diluted earnings per common share:
    Income before gain on sale of properties             $   0.20           $   0.30
                                                         ========           ========
    Net income                                           $   0.20           $   0.36
                                                         ========           ========




See accompanying notes

                                           HRPT PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)
                                                (unaudited)
                                                                              Three Months Ended March 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------          -----------
Cash flows from operating activities:
   Net income                                                              $  26,450           $  47,603
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on sale of properties, net                                            --              (8,307)
       Equity in earnings of equity investments                               (5,692)             (2,008)
       Distributions from equity investments                                  10,445               2,680
       Depreciation                                                           14,855              18,217
       Amortization                                                            1,019                 614
       Amortization of bond discounts                                             37                  37
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets        (10,387)             (6,788)
           Decrease in accounts payable and accrued expenses                 (11,152)               (265)
           Decrease in deferred rents                                         (1,521)               (205)
           Increase in security deposits                                         133                  52
           Increase in due to affiliates                                       3,464               5,266
                                                                           ---------           ---------
       Cash provided by operating activities                                  27,651              56,896
                                                                           ---------           ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                  (3,638)             (2,814)
   Proceeds from repayment of real estate mortgages and notes receivable       3,507               2,618
   Proceeds from sale of real estate                                              --              22,177
   Proceeds from repayment of loans to affiliate                                  --               1,000
                                                                           ---------           ---------
       Cash (used for) provided by investing activities                         (131)             22,981
                                                                           ---------           ---------

Cash flows from financing activities:
   Proceeds from borrowings                                                   35,000             131,500
   Payments on borrowings                                                    (28,296)           (141,668)
   Deferred finance costs incurred                                                (5)             (2,399)
   Distributions                                                             (42,211)            (50,378)
                                                                           ---------           ---------
       Cash used for financing activities                                    (35,512)            (62,945)
                                                                           ---------           ---------

(Decrease) increase in cash and cash equivalents                              (7,992)             16,932
Cash and cash equivalents at beginning of period                              13,206              15,643
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $   5,214           $  32,575
                                                                           =========           =========

Supplemental cash flow information:
   Interest paid                                                           $  27,504           $  22,797
                                                                           =========           =========

Non-cash investing activities:
   Investment in real estate mortgages receivable                                $--           $  60,000
   Issuance of common shares                                                      --               4,959

Non-cash financing activities:
   Issuance of common shares                                               $     215           $   1,313


See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

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

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2000 and 1999:

                                   Three Months Ended March 31,
                                  -----------------------------
                                     2000               1999
                                  ----------        -----------
Net income                         $ 26,450           $ 47,603
Other comprehensive loss:
    Unrealized holding losses on
      investments                      (831)            (5,639)
                                   --------           --------
Comprehensive income               $ 25,619           $ 41,964
                                   ========           ========

Note 3.  Shareholders' Equity

         During the three months ended March 31, 2000, 26,221 common shares were issued as the incentive advisory fee for the year ended December 31, 1999.

         On April 10, 2000, the Company declared a distribution on its common shares with respect to the quarter ended March 31, 2000 of $0.32 per share, which will be distributed on or about May 26, 2000, to shareholders of record as of April 20, 2000.

Note 4.  Equity Investments

         At March 31, 2000, the Company had the following equity investments:

                                        Ownership      Equity in      Equity
                                        Percentage     Earnings     Investments
                                        -----------    ---------    -----------
Senior Housing Properties Trust            49.3%         $3,727      $197,873
Hospitality Properties Trust                7.1%          1,965       108,337
                                                       --------      --------
                                                         $5,692      $306,210
                                                       ========      ========

         At March 31, 2000, the Company owned 12,809,237 common shares of Senior Housing Properties Trust ("SNH") with a carrying value of $197,873 and a fair value based on quoted market prices, of $131.3 million. At March 31, 2000, the Company owned four million common shares of Hospitality Properties Trust ("HPT") with a carrying value of $108,337 and a fair value based on quoted market prices, of $81,000.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 5.  Real Estate Properties, Mortgages and Notes Receivable, net

         During the three months ended March 31, 2000, the Company funded $3,638 of improvements to its existing properties, and received scheduled principal payments of $5 and repayment of a mortgage secured by one property totaling $3,502.

Note 6.  Indebtedness

         In April 2000, the Company retired $27.5 million of its outstanding Remarketed Reset Notes.

Note 7.  Segment Information

         The following is a summary of the Company's reportable segments as of or for the three months ended March 31, 2000 and 1999:

                              Three Months Ended March 31, 2000                 Three Months Ended March 31, 1999
                          -----------------------------------------         -----------------------------------------
                           Senior                                               Senior
                           Housing        Office          Total                 Housing        Office         Total
                          -----------------------------------------         -----------------------------------------
Revenues                  $       448   $    99,748    $   100,196          $    26,131    $    77,661    $   103,792
Operating expenses                 --       (33,827)       (33,827)                  --        (24,006)       (24,006)
Depreciation                       --       (14,855)       (14,855)              (6,296)       (11,921)       (18,217)
                          ----------------------------------------          -----------------------------------------
Net operating income      $       448   $    51,066    $    51,514          $    19,835    $    41,734    $    61,569
                          ========================================          =========================================


Real estate investments   $     6,866   $ 2,659,982    $ 2,666,848          $   858,128    $ 2,133,073    $ 2,991,201
Real estate acquired
   during the year                $--   $     3,638    $     3,638                  $--    $     2,814    $     2,814


         The following tables reconcile the reported segment information to the consolidated financial statements for the three months ended March 31, 2000 and 1999:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000            1999
                                               ----------------------------
Revenues:
   Total per reportable segment                $ 100,196        $ 103,792
   Unallocated other income                           58              611
                                               --------------------------
     Total consolidated revenues               $ 100,254        $ 104,403
                                               ==========================

Net operating income:
   Total per reportable segment                $  51,514        $  61,569
   Unallocated amounts:
     Other income                                     58              611
     Interest expense                            (25,098)         (19,437)
     Amortization expense                         (1,019)            (614)
     General and administrative expenses          (4,697)          (4,841)
                                               --------------------------
     Total consolidated income before equity
         in earnings of equity investments
         and gain on sale of properties        $  20,758        $  37,288
                                               ==========================

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 8.  Pro Forma Information

         On October 12, 1999, the Company spun-off 50.7% of a 100% owned subsidiary, SNH, to its shareholders (the "Spin-Off"). Also, during 1999, the Company sold 21 nursing homes for gross proceeds of approximately $96,200. The following unaudited pro forma consolidated statement of income for the three months ended March 31, 1999, is presented to reflect the effects of the Spin-Off and the disposition of nursing home assets during 1999, as if these transactions had occurred on January 1, 1999. This pro forma information does not purport to present actual results of operations if these transactions had occurred on such date or project operating results for any future period.

Pro Forma Unaudited Consolidated Statement of Income
(amounts in thousands, except per share amounts)

                                             Three Months
                                                 Ended
                                            March 31, 1999
                                            ----------------

Revenues:
    Rental income                                $ 77,366
    Interest and other income                       1,374
                                                 --------
      Total revenues                               78,740
                                                 --------

Expenses:
    Operating expenses                             24,006
    Interest                                       15,159
    Depreciation and amortization                  12,685
    General and administrative                      3,602
                                                 --------
      Total expenses                               55,452
                                                 --------

Income before equity in earnings of equity
    investments and gain on sale of properties     23,288

Equity in earnings of equity investments            7,974

                                                 --------
Income before gain on sale of properties         $ 31,262
                                                 ========

Weighted average shares outstanding               131,660
                                                 ========

Income before gain on sale of properties per
    basic share                                  $   0.24
                                                 ========

         Pro forma funds from operations, on a diluted basis, were $52.3 million, or $0.37 per share for the three months ended March 31, 1999.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Total revenues for the three months ended March 31, 2000, decreased $4.1 million to $100.3 million from $104.4 million for the three months ended March 31, 1999. Revenues from our office segment increased $22.1 million and revenues from our senior housing segment decreased $25.7 million. The increase in revenues from our office segment is due to office building acquisitions made subsequent to March 31, 1999. The decrease in revenues from our senior housing segment is due primarily to the Spin-Off of our former subsidiary, SNH, in October 1999, and the sale of some senior housing properties in 1999.

         For the three months ended March 31, 2000, rental income decreased $1.9 million and interest and other income decreased $2.2 million compared to the prior period. Rental income decreased primarily because of the Spin-Off of SNH, offset by acquisitions made subsequent to March 31, 1999. Interest and other income decreased primarily as a result of the Spin-Off of SNH.

         Total expenses for the three months ended March 31, 2000, increased to $79.5 million from $67.1 million for the three months ended March 31, 1999. Operating expenses increased by $9.8 million as a result of our increased investment in office buildings made subsequent to March 31, 1999. Interest expense increased by $5.7 million as a result of increased borrowings outstanding during 2000 compared to the prior year period. Depreciation and amortization, and general and administrative expenses decreased by $3.0 million and $144,000, respectively, primarily as a result of the Spin-Off of SNH.

         Equity in earnings of equity investments increased in 2000 by $3.7 million from the 1999 period due to the Spin-Off of SNH in October 1999.

         Net income decreased to $26.5 million, or $0.20 per basic and diluted share, for the 2000 period, from $47.6 million, or $0.36 per basic and diluted share, for the 1999 period. The change in net income is due primarily to the Spin-Off of SNH and the sale of some senior housing properties in 1999, offset by office building acquisitions made subsequent to March 31, 1999.

         Funds from operations for the three months ended March 31, 2000, were $46.1 million, or $0.35 per basic share, and $59.7 million, or $0.45 per basic share, for the 1999 period. Diluted funds from operations for the three months ended March 31, 2000, were $50.2 million, or $0.35 per diluted share, and $63.7 million, or $0.45 per diluted share, for the 1999 period. Distributions declared which relate to the three months ended March 31, 2000 and 1999, were $42.2 million, or $0.32 per share, and $50.1 million, or $0.38 per share, respectively. The decrease in distributions reflects the reduced distributions paid after the Spin-Off of SNH.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were $2.9 billion at March 31, 2000 compared to $3.0 billion at December 31, 1999.

         During the three months ended March 31, 2000, we funded $3.6 million of improvements to our existing properties, received $5,000 of regularly scheduled principal payments and received a $3.5 million principal repayment of a mortgage secured by one property.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At March 31, 2000, we owned 12.8 million, or 49.3%, of the common shares of beneficial interest of SNH with a carrying value of $197.9 million and a market value of $131.3 million, and 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $108.3 million and a market value of $81.0 million.

         During January and February of 2000, two of SNH's tenants, accounting for approximately 48% of SNH's revenues, filed for bankruptcy. During March and April 2000, SNH reached conditional agreements with both tenants calling for the cancellation and modification of leases and mortgage obligations and the exchange of certain properties leased to the tenants for cash and other consideration. Also, the level of annual distributions to be paid by SNH to us and other SNH shareholders, was reduced from $2.40 per SNH share to $1.20 beginning with the distribution declared by SNH in April 2000. Under both agreements, SNH will assume operating responsibility for a total of 58 properties. Both of these agreements are subject to final documentation, approval by the bankruptcy court and other contingencies. Therefore, no assurance can be given as to if, and when, these transactions will close, or if all of the terms currently agreed to will be implemented. As a result of these transactions, SNH may recognize additional gains or losses in the future, which will be reflected in our consolidated statement of income through our ownership interest of SNH.

         In April 2000, we retired $27.5 million of our Remarketed Reset Notes due 2009 at their par value using borrowings under our bank credit facility.

         At March 31, 2000, we had $5.2 million of cash and cash equivalents, as well as $139 million outstanding and $361 million available for borrowing under our bank credit facility. At March 31, 2000, $2.5 billion was available on our $3 billion effective shelf registration statement.

         There can be no assurances that debt or equity financing will be available to fund future growth, but we do expect that financing will be available. As of March 31, 2000, our debt as a percentage of total book capitalization was approximately 47%.

Year 2000

         In prior years, we discussed the nature and progress of our plans to become year 2000 compliant and, in late 1999, we completed our remediation and testing of systems. As a result of these efforts, we experienced no significant disruptions in our information and non-information technology systems, and we believe these systems successfully responded to the year 2000 date change. We are not aware of any material problems resulting from year 2000 issues by our systems or the systems of our tenants and vendors, but we will continue to monitor these systems throughout the year to ensure that any late year 2000 issues that may arise are addressed promptly. Costs incurred to date and anticipated future costs are not material.

                              HRPT PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1999. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At March 31, 2000, our total outstanding fixed rate debt consisted of the following:

               Amount                    Coupon                   Maturity
Unsecured senior notes:
              $40.0 million                7.25%                    2001
              160.0 million               6.875%                    2002
              150.0 million                6.75%                    2002
              164.9 million                7.50%                    2003
              100.0 million                 6.7%                    2005
               90.0 million               7.875%                    2009
               65.0 million               8.375%                    2011
              143.0 million                 8.5%                    2013
Secured notes:
               $3.5 million                9.12%                    2004
               11.1 million                8.40%                    2007
               17.6 million                7.02%                    2008
               12.2 million                8.00%                    2008
               10.7 million                7.66%                    2009

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

         The market prices, if any, of each of our fixed rate obligations as of March 31, 2000, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at March 31, 2000, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $39.2 million.

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

         At March 31, 2000, we had a $500 million unsecured bank credit facility and unsecured Remarketed Reset Notes (the "Reset Notes") that were subject to floating interest rates. Because these debt instruments are at a floating rate, changes in interest rates will not affect their value. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding Reset Notes of $250 million at March 31, 2000, was 7.28% per annum. An immediate 10% change in that interest rate, or 73 basis points, would increase or decrease our costs by $1.8 million, or $0.01 per share per year (dollars in thousands):

                                     Impact of Changes in Interest Rates
                               ----------------------------------------------
                                                               Total Interest
                               Interest Rate    Outstanding      Expense Per
                                  Per Year         Debt             Year
                               -------------    -----------     -------------

At March 31, 2000                     7.28%      $250,000          $18,200
10% reduction                         6.55%       250,000           16,375
10% increase                          8.01%       250,000           20,025

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

Part II  Other Information

Item 1.  Legal Proceedings

         In April 2000, the arbitration panel issued an award in the arbitration proceeding described in Item 3 of the Company's Annual Report on Form 10-K, which arose following the Company's commencement in 1995 of an action in Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor, together with certain related parties. In its award, the arbitration panel dismissed all claims against the Company and awarded the Company $3.2 million in connection with the Company's indemnity claims. The Company has applied to the United States District Court for an order confirming the award. The final outcome of this confirmation process, and the ability of the Company to realize on its award, are not known at this time, and if opposed, a confirmation may be subject to appeal. The previously disclosed related cases filed against the Company and others by creditors or assignees of the former tenant remain pending, and the outcome of those proceedings cannot be predicted.

Item 2.  Changes in Securities

         On February 17, 2000, the Company issued 26,221 common shares as an incentive fee of approximately $215,000 for services rendered during 1999, based upon a per common share price of $8.1932. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

Item 5.   Other Information

         The Company's Board of Trustees has amended and restated the Company's Bylaws. The following is a summary of certain provisions of the Bylaws, as amended. Because it is a summary, it does not contain all of the information which may be important to a shareholder or other investor. For more information, the Company refers to the full text of its amended and restated Bylaws which are being filed as an exhibit to this Quarterly Report on Form 10-Q.

o    The  Company  has  elected to be subject  to Section  3-804(b)  and (c) and
     Section 3-805 of Title 3, Subtitle 8 of the Maryland General Corporation Law. Those sections:

     o provide that the number of trustees may be fixed only by a vote of the Board of Trustees;

     o provide that vacancies on the Board of Trustees may be filled only by the affirmative vote of a majority of the remaining trustees in office, even if the remaining trustees do not constitute a quorum, and

     o provide that special meetings of shareholders may be called only by the written request of a majority of all the votes entitled to be cast at the meeting.

o The amended Bylaws provide that nomination of persons for election to the Board of Trustees at an annual meeting of shareholders and business to be transacted by the shareholders at an annual meeting of shareholders may be properly brought before the meeting only (1) pursuant to the Company's notice of meeting, (2) by or at the direction of the Board of Trustees, or
     (3) by any shareholder who is a shareholder of record both at the time of giving of the advance notice described below and at the time of the annual meeting, who is entitled to vote at the meeting and who complies with the advance notice and other applicable terms and provisions set forth in the Bylaws. No business may be transacted at a special meeting of shareholders except as specifically designated in the notice of the meeting. Nominations of persons for election to the Board of Trustees at a special meeting of shareholders at which trustees are to be elected may be made only (1) pursuant to the Company's notice of meeting; (2) by or at the direction of the Board of Trustees, or (3) by any shareholder who is a shareholder of record both at the time of giving of the advance notice described below and at the time of the special meeting, who is entitled to vote at the meeting and who complies with the advance notice and other applicable terms and provisions set forth in the Bylaws.

o The amended Bylaws require a shareholder who is nominating a person for election to the Board of Trustees at an annual meeting or proposing business to be transacted at an annual meeting to give notice of such nomination or proposal to the secretary of the Company at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the date of mailing of the notice for the preceding year's annual meeting. If the date of mailing of the notice for the annual meeting is advanced or delayed by more than 30 days from the anniversary date of the date of mailing of the notice for the preceding year's annual meeting, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of mailing of the notice for such annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the date of mailing of the notice for such annual meeting or (2) the 10th day following the day on which public announcement of the date of mailing of the notice for such meeting is first made by the Company. The public announcement of a postponement of the mailing of the notice for such annual meeting or of an adjournment or postponement of an annual meeting to a later date or time will not commence a new time period for the giving of a shareholder's notice. If the number of Trustees to be elected to the Board of Trustees is increased and there is no public announcement by the Company of such action or specifying the size of the increased Board of Trustees at least one hundred (100) days prior to the first anniversary of the date of mailing of notice for the preceding year's annual meeting, a shareholder's notice also shall be considered timely, but only with respect to nominees for any new positions created by such increase, if the notice is delivered to the secretary at the Company's principal executive offices not later than the close of business on the 10th day immediately following the day on which such public announcement first is made by the Company.

o The amended Bylaws require a shareholder who is nominating a person for election to the Board of Trustees at a special meeting at which trustees are to be elected to give notice of such nomination to the secretary of the Company at its principal executive offices not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of (1) the 90th day prior to such special meeting or (2) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Trustees to be elected at such meeting. The public announcement of a postponement or adjournment of a special meeting to a later date or time will not commence a new time period for the giving of a shareholder's notice as described above.

o The amended Bylaws provide that a shareholder's notice of a nomination for election to the Board of Trustees or of a proposal of business to be transacted at a shareholders meeting must be in writing and must include:

     o as to each person whom the shareholder proposes to nominate for election or reelection as a Trustee, (1) the person's name, age, business address and residence address, (2) the class and number of shares of beneficial interest of the Company that are beneficially owned or owned of record by such person and (3) all other information relating to such person that is required to be disclosed in solicitations of proxies for election of Trustees in an election contest, or is otherwise required, in each case pursuant to Regulation 14A or any successor provision under the Securities Exchange Act of 1934, including such person's written consent to being named in the proxy statement as a nominee and to serving as a Trustee if elected;

     o as to any business that the shareholder proposes to bring before the meeting, a description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any interest of such shareholder in such business (including any anticipated benefit to the shareholder therefrom) and of each beneficial owner, if any, on whose behalf the proposal is made; and

     o as to the shareholder giving the notice and each beneficial owner, if any, on whose behalf the nomination or proposal is made, (1) the name and address of such shareholder, as they appear on the Company's share ledger and current name and address, if different, of any such beneficial owner and (2) the class and number of shares of the Company which are owned beneficially and of record by such shareholder and any such beneficial owner.

o The amended Bylaws provide that, at the same time as or prior to the submission to the Board of Trustees of any shareholder proposal of business to be conducted at an annual or special meeting of the shareholders that, if approved or implemented, would cause the Company to be in breach of a covenant under any existing or proposed debt instrument or agreement with any lender, the proponent shareholder must submit to the secretary of the Company at the principal executive offices of the Company evidence satisfactory to the Board of Trustees of the lender's willingness to waive the breach or a plan for repayment of affected indebtedness which is satisfactory to the Board of Trustees and which specifically identifies the source of funds to be used in the repayment and presents evidence satisfactory to the Board of Trustees that the identified funds could be applied by the Company to the repayment.

o The amended Bylaws provide that, at the same time as or prior to the submission to the Board of Trustees of any shareholder proposal of business to be conducted at an annual or special meeting of the shareholders that, if approved, could not be implemented by the Company without notifying or obtaining the consent or approval of any regulatory body, the proponent shareholder must submit to the secretary of the Company at the principal executive offices of the Company evidence satisfactory to the Board of Trustees that any and all required notices, consents or approvals have been given or obtained or a plan, satisfactory to the Board of Trustees, for making the requisite notices or obtaining the requisite consents or approvals, as applicable, prior to the implementation of the proposal.

o The amended Bylaws provide that the Company is not required to include in its proxy statement a shareholder nomination of persons for election to the Board of Trustees or a shareholder proposal of business to be brought before an annual or special meeting of shareholders, unless the proponent shareholder has complied with (1) all applicable requirements of state and federal law and the rules and regulations thereunder, including Rule 14a-8 or any successor provision under the Securities Exchange Act of 1934, and
     (2) the advance notice and the other applicable procedures and requirements set forth in the Bylaws. This Bylaw provision does not affect any right of the Company to omit a shareholder proposal from the Company's proxy statement under the Securities Exchange Act of 1934, including nominations of persons for election to the Board of Trustees and business to be brought before the shareholders at an annual or special meeting of shareholders.

o The amended Bylaws include provisions to clarify the organization and conduct of meetings of shareholders. These include, among other things, that

     o meetings of shareholders will be conducted by an individual appointed by the Trustees to be chairperson of the meeting or, in the absence of such appointment or the absence of the appointed individual, by specified officers of the Company or, in the absence of such officers, a chairperson chosen by the shareholders by the vote of holders of shares of beneficial interest representing a majority of the votes cast by shareholders present in person or represented by proxy;

     o the order of business and all other matters of procedure at any meeting of shareholders will be determined by the chairperson of the meeting;

     o the chairperson of the meeting may prescribe such rules, regulations and procedures and take such actions as, in the discretion of such chairperson, are appropriate for the proper conduct of the meeting, including, without limitation: (1) restricting admission to the time set for the commencement of the meeting; (2) limiting attendance at the meeting to shareholders of record of the Company, their duly authorized proxies or other such persons as the chairperson of the meeting may determine; (3) limiting participation at the meeting on any matter to shareholders of record of the Company entitled to vote on such matter, their duly authorized proxies or other such persons as the chairperson of the meeting may determine; (4) limiting the time allotted to questions or comments by participants; (5) maintaining order and security at the meeting; (6) removing any shareholder or other person who refuses to comply with meeting procedures, rules or guidelines as set forth by the chairperson of the meeting; and (7) recessing or adjourning the meeting to a later date and time and place announced at the meeting; and

     o unless otherwise determined by the chairperson of the meeting, meetings of shareholders are not required to be held in accordance with the rules of parliamentary procedure or any established rules of order.

         As stated in the Company's proxy statement dated March 23, 2000 relating to the annual meeting of shareholders held on May 9, 2000, shareholder proposals intended to be presented at the Company's 2001 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must be received by the Company at its principal executive offices not later than November 24, 2000.

         Under the amended Bylaws, in order to be considered "timely" within the meaning of Rule 14a-4(c) under the Securities Exchange Act of 1934, notice of a shareholder proposal intended for presentation at the Company's 2001 Annual Meeting of Shareholders made outside of Rule 14a-8 under the Securities Exchange Act of 1934 must be received by the Company no later than December 26, 2000 and no earlier than November 24, 2000, rather than respective dates which were specified in the Company's proxy statement dated March 23, 2000, and must be made in accordance with the provisions, requirements and procedures set forth in the Company's amended Bylaws.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

              3.1  Articles Supplementary of the Company.  (filed herewith)

              3.2  Amended and Restated Bylaws of the Company. (filed herewith)

              27.  Financial Data Schedule.  (filed herewith)

(b)      Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations with respect to the declaration or payment of distributions, policies and plans regarding financings and other matters. Readers are cautioned that any forward looking statements are not guaranteed, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 1999, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause differences.

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

                                   HRPT PROPERTIES TRUST


                                   By:  /s/ John A. Mannix
                                        John A. Mannix
                                        President and Chief Operating Officer
                                        Dated:  May 12, 2000

                                   By:  /s/ John C. Popeo
                                        John C. Popeo
                                        Treasurer and Chief Financial Officer
                                        Dated:  May 12, 2000