Form 10-Q
period 2000-06-30
HRPT PROPERTIES TRUST
filed 2000-08-14
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Number of Common Shares outstanding at August 10, 2000:
           131,948,847 shares of beneficial interest, $0.01 par value.




                                           HRPT PROPERTIES TRUST


                                                 FORM 10-Q

                                               JUNE 30, 2000

                                                   INDEX

                                                                                                    Page
                                                                                                    ----

PART I         Financial Information
               ---------------------

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets - June 30, 2000 and December 31,
                    1999                                                                              1

               Consolidated Statements of Income - Three and Six Months Ended June
                    30, 2000 and 1999                                                                 2

               Consolidated Statements of Cash Flows - Six Months Ended June 30,
                    2000 and 1999                                                                     3

               Notes to Consolidated Financial Statements                                             4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                             8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                            13

PART II        Other Information

Item 1.        Legal Proceedings                                                                     15

Item 2.        Changes in Securities                                                                 15

Item 4.        Submission of Matters to a Vote of Securities Holders                                 15

Item 6.        Exhibits and Reports on Form 8-K                                                      15

               Signatures                                                                            17



                                      HRPT PROPERTIES TRUST


                                   CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, except per share amounts)

                                                                  June 30,          December 31,
                                                                   2000                1999
                                                                -----------         ------------
                                                                (unaudited)           (note 1)

ASSETS
Real estate properties, at cost:
    Land                                                        $   353,213         $   354,173
    Buildings and improvements                                    2,307,412           2,302,171
                                                                -----------         -----------
                                                                  2,660,625           2,656,344
    Less accumulated depreciation                                   136,486             106,859
                                                                -----------         -----------
                                                                  2,524,139           2,549,485

Real estate mortgages and notes receivable, net                       8,161              10,373
Equity investments                                                  305,059             311,113
Cash and cash equivalents                                             9,674              13,206
Interest and rents receivable                                        40,145              36,683
Other assets, net                                                    35,957              32,448
                                                                -----------         -----------
                                                                $ 2,923,135         $ 2,953,308
                                                                ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                              $   169,000         $   132,000
Senior notes payable, net                                           930,160             957,586
Mortgage notes payable                                               54,369              55,441
Convertible subordinated debentures                                 204,863             204,863
Accounts payable and accrued expenses                                46,075              53,851
Deferred rents                                                        8,368               9,005
Security deposits                                                     7,196               7,041
Due to affiliates                                                    10,634              11,054

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                          --                  --
    Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,935,847 shares and
      131,908,126 shares issued and outstanding at June 30,
      2000, and December 31, 1999, respectively                       1,319               1,319
    Additional paid-in capital                                    1,971,593           1,971,366
    Cumulative net income                                           733,831             678,676
    Distributions                                                (1,205,962)         (1,121,533)
    Unrealized holding losses on investments                         (8,311)             (7,361)
                                                                -----------         -----------
      Total shareholders' equity                                  1,492,470           1,522,467
                                                                -----------         -----------
                                                                $ 2,923,135         $ 2,953,308
                                                                ===========         ===========



See accompanying notes



                                                 HRPT PROPERTIES TRUST

                                           CONSOLIDATED STATEMENTS OF INCOME
                                   (amounts in thousands, except per share amounts)
                                                      (unaudited)

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                   ---------------------------           ----------------------------
                                                     2000               1999                2000              1999
                                                   ---------         ----------          ---------          ---------

Revenues:
    Rental income                                  $ 100,349         $ 102,022           $ 199,744          $ 203,335
    Interest and other income                            696             4,529               1,555              7,619
                                                   ---------         ---------           ---------          ---------
      Total revenues                                 101,045           106,551             201,299            210,954
                                                   ---------         ---------           ---------          ---------

Expenses:
    Operating expenses                                34,238            26,542              68,065             50,548
    Interest                                          25,310            20,088              50,408             39,525
    Depreciation and amortization                     16,040            18,483              31,914             37,314
    General and administrative                         4,332             5,008               9,029              9,849
                                                   ---------         ---------           ---------          ---------
      Total expenses                                  79,920            70,121             159,416            137,236
                                                   ---------         ---------           ---------          ---------

Income before equity in earnings of equity
    investments and gain on sale of properties        21,125            36,430              41,883             73,718

Equity in earnings of equity investments               5,602             2,021              11,294              4,029
Loss on equity transaction of equity investments          --              (711)                 --               (711)
                                                   ---------         ---------           ---------          ---------

Income before gain on sale of properties              26,727            37,740              53,177             77,036

Gain on sale of properties, net                        1,978                --               1,978              8,307
                                                   ---------         ---------           ---------          ---------
Net income                                         $  28,705         $  37,740           $  55,155          $  85,343
                                                   =========         =========           =========          =========

Weighted average shares outstanding                  131,935           131,894             131,928            131,778
                                                   =========         =========           =========          =========

Basic and diluted earnings per common share:
    Income before gain on sale of properties       $    0.20         $    0.29           $    0.40          $    0.58
                                                   =========         =========           =========          =========
    Net income                                     $    0.22         $    0.29           $    0.42          $    0.65
                                                   =========         =========           =========          =========



See accompanying notes


                                             HRPT PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (dollars in thousands)
                                                  (unaudited)
                                                                                  Six Months Ended June 30,
                                                                               ------------------------------
                                                                                  2000                1999
                                                                               ---------           ----------

Cash flows from operating activities:
   Net income                                                                  $  55,155           $  85,343
   Adjustments to reconcile net income to cash provided by operating activities:
       Gain on sale of properties, net                                            (1,978)             (8,307)
       Equity in earnings of equity investments                                  (11,294)             (4,029)
       Loss on equity transaction of equity investments                               --                 711
       Distributions from equity investments                                      17,048               5,400
       Depreciation                                                               29,769              35,858
       Amortization                                                                2,145               1,456
       Amortization of bond discounts                                                 74                  74
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets             (9,749)             (6,596)
           (Decrease) increase in accounts payable and accrued expenses           (6,776)              4,073
           Decrease in deferred rents                                               (637)             (1,653)
           Increase in security deposits                                             155                 949
           (Decrease) increase in due to affiliates                                 (205)              1,488
                                                                               ---------           ---------
       Cash provided by operating activities                                      73,707             114,767
                                                                               ---------           ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                      (7,602)           (143,961)
   Proceeds from repayment of real estate mortgages and notes receivable           3,512              68,274
   Proceeds from sale of real estate                                               2,857              22,177
   Proceeds from repayment of loans to affiliate                                      --               1,000
                                                                               ---------           ---------
       Cash used for investing activities                                         (1,233)            (52,510)
                                                                               ---------           ---------

Cash flows from financing activities:
   Proceeds from borrowings                                                       85,000             271,500
   Payments on borrowings                                                        (76,572)           (217,294)
   Deferred finance costs incurred                                                    (5)             (4,625)
   Distributions                                                                 (84,429)           (100,497)
                                                                               ---------           ---------
       Cash used for financing activities                                        (76,006)            (50,916)
                                                                               ---------           ---------

(Decrease) increase in cash and cash equivalents                                  (3,532)             11,341
Cash and cash equivalents at beginning of period                                  13,206              15,643
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $   9,674           $  26,984
                                                                               =========           =========

Supplemental cash flow information:
   Interest paid                                                               $  50,634           $  39,953
                                                                               =========           =========

Non-cash investing activities:
   Investment in real estate mortgages receivable                              $   1,300           $  60,000
   Issuance of common shares                                                          --               4,959

Non-cash financing activities:
   Issuance of common shares                                                   $     227           $   1,335


See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

         The quarterly financial statements of HRPT Properties Trust and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

         The balance sheet at December 31, 1999, has been derived from the December 31, 1999, audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Reclassifications   have  been  made  to  the  prior  years'  financial
statements to conform to the current year's presentation.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2000, and 1999:

                                        Three Months Ended June 30,           Six Months Ended June 30,
                                        ---------------------------          --------------------------
                                           2000              1999              2000              1999
                                        ---------          --------          ---------         --------
Net income                               $ 28,705          $ 37,740          $ 55,155          $ 85,343
Other comprehensive loss:
    Unrealized holding losses on
      investments                            (119)             (594)             (950)           (6,233)
                                         --------          --------          --------          --------
Comprehensive income                     $ 28,586          $ 37,146          $ 54,205          $ 79,110
                                         ========          ========          ========          ========

         At June 30, 2000, the Company's investments in marketable equity securities were included in other assets and had a fair value of $3,435 and unrealized holding losses of $8,311. At August 10, 2000, their investments had a fair value of $5,276 and unrealized holding losses of $6,470.

Note 3.  Equity Investments

         At June 30, 2000, the Company's financial statements include the following equity investments:

                                                                   Equity in Earnings
                                                       -------------------------------------------
                                                          Three Months         Six Months
                                       Ownership          Ended June 30,      Ended June 30,         Equity
                                       Percentage             2000                2000             Investments
                                      -------------       --------------      --------------      -------------
Senior Housing Properties Trust             49.3%             $3,583              $7,310             $197,613
Hospitality Properties Trust                 7.1%              2,019               3,984              107,446
                                                          ----------          ----------          -----------
                                                              $5,602             $11,294             $305,059
                                                          ==========          ==========          ===========

         At June 30, 2000, the Company owned 12,809,237 common shares of Senior Housing Properties Trust ("SNH") with a carrying value of $197,613 and a fair value based on quoted market prices of $93,868.

         At June 30, 2000, the Company owned 4,000,000 common shares of Hospitality Properties Trust ("HPT") with a carrying value of $107,446 and a fair value based on quoted market prices of $90,313.

                              HRPT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 4.  Real Estate Properties, Mortgages and Notes Receivable, net

         During the six months ended June 30, 2000, the Company sold one office property and a parcel of land for net cash proceeds of $2,857 and recognized a gain of $1,978. As part of the sale of land, the Company provided a $1,300 mortgage loan secured by the land which is payable in full on May 5, 2001. The loan bears interest at 10% payable quarterly in arrears. In addition, the Company funded $7,602 of improvements to its existing properties, received scheduled principal payments of $10 and repayment of a mortgage secured by one property totaling $3,502.

         In July 2000 the Company announced that it either sold or entered contracts or letters of intent to sell properties for a total of $72,000. The announced dispositions are subject to negotiation of final documentation and to customary closing conditions. The Company's ability to conclude those or other property dispositions are subject to market conditions and other factors beyond its control, and the Company cannot give assurances that they will occur or that the terms of any dispositions which may be available to it in the future will be favorable to the Company.

Note 5.  Indebtedness

         In April 2000 the Company retired $27,500 of Remarketed Reset Notes due 2007 (the "Reset Notes") and in July 2000 completed its optional redemption of the remaining $222,500 of outstanding Reset Notes which bore interest at a rate, which was subject to periodic resets, at a spread over LIBOR (effective rate of 7.52% per annum immediately prior to the redemption dates). The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded with drawings at an effective interest rate of 7.38% under the Company's $500,000 revolving bank credit facility, which matures in April 2002. In July 2000 the Company issued unsecured senior notes totaling $30,000, raising net proceeds of $29,756. The notes bear interest at 8.875% and mature in August 2010. Net proceeds from the notes were used to repay amounts outstanding under the revolving bank credit facility.

Note 6.  Shareholders' Equity

         On July 11, 2000, the Company declared a distribution on its shares with respect to the quarter ended June 30, 2000, of $0.20 per share, which will be distributed on or about August 25, 2000, to shareholders of record as of July 26, 2000.

         In August 2000 13,000 shares were awarded to officers of the Company and other employees of REIT Management & Research, Inc. ("RMR"), the Company's investment manager and affiliate, pursuant to the 1992 Incentive Share Award Plan. During 2000 the Company's three independent trustees were each awarded 500 shares under this plan as part of their annual fee. The shares awarded to the officers and other employees of RMR vest over a three-year period. The shares granted to the trustees vest immediately. During the six months ended June 30, 2000, 26,221 shares were issued to RMR as the incentive advisory fee for the year ended December 31, 1999.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 7.  Segment Information

         The following is a summary of the Company's reportable segments as of and for the three and six months ended June 30, 2000 and 1999:

                                 Three Months Ended June 30, 2000                  Six Months Ended June 30, 2000
                              -----------------------------------------        -----------------------------------------
                                Senior                                           Senior
                                Housing         Office         Total             Housing        Office          Total
                              -----------------------------------------        -----------------------------------------
Revenues                      $       382    $   100,588    $   100,970        $       830    $   200,336    $   201,166
Operating expenses                     --        (34,238)       (34,238)                --        (68,065)       (68,065)
Depreciation                           --        (14,914)       (14,914)                --        (29,769)       (29,769)
                              -----------------------------------------        -----------------------------------------
Net operating income          $       382    $    51,436    $    51,818        $       830    $   102,502    $   103,332
                              =========================================        =========================================

Real estate investments       $     6,861    $ 2,661,925    $ 2,668,786        $     6,861    $ 2,661,925    $ 2,668,786
Real estate acquired
   during the year                    $--    $     3,964    $     3,964                $--    $     7,602    $     7,602

                                 Three Months Ended June 30, 1999                  Six Months Ended June 30, 1999
                              -----------------------------------------        -----------------------------------------
                                Senior                                           Senior
                                Housing         Office         Total             Housing        Office          Total
                              -----------------------------------------        -----------------------------------------
Revenues                      $    24,821    $    81,228    $   106,049        $    50,952    $   158,889    $   209,841
Operating expenses                     --        (26,542)       (26,542)                --        (50,548)       (50,548)
Depreciation                       (5,750)       (11,891)       (17,641)           (12,046)       (23,812)       (35,858)
                              -----------------------------------------        -----------------------------------------
Net operating income          $    19,071    $    42,795    $    61,866        $    38,906    $    84,529    $   123,435
                              =========================================        =========================================

Real estate investments       $   792,859    $ 2,274,192    $ 3,067,051        $   792,859    $ 2,274,192    $ 3,067,051
Real estate acquired
   during the year                    $--    $   141,147    $   141,147                $--    $   143,961    $   143,961

         The following tables reconcile the reported segment information to the consolidated financial statements for the three and six months ended June 30, 2000 and 1999:

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                   ---------------------------           --------------------------
                                                      2000             1999                2000             1999
                                                   ---------------------------           --------------------------
Revenues:
   Total per reportable segment                    $ 100,970        $ 106,049            $ 201,166        $ 209,841
   Unallocated other income                               75              502                  133            1,113
                                                   --------------------------            --------------------------
     Total consolidated revenues                   $ 101,045        $ 106,551            $ 201,299        $ 210,954
                                                   ==========================            ==========================

Net operating income:
   Total per reportable segment                    $  51,818        $  61,866            $ 103,332        $ 123,435
   Unallocated amounts:
     Other income                                         75              502                  133            1,113
     Interest expense                                (25,310)         (20,088)             (50,408)         (39,525)
     Amortization expense                             (1,126)            (842)              (2,145)          (1,456)
     General and administrative expenses              (4,332)          (5,008)              (9,029)          (9,849)
                                                   --------------------------            --------------------------
     Total consolidated income before equity
         in earnings of equity investments
         and gain on sale of properties            $  21,125        $  36,430            $  41,883        $  73,718
                                                   ==========================            ==========================

                              HRPT PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

         On October 12, 1999, the Company spun-off 50.7% of a 100% owned subsidiary, SNH, to its shareholders (the "Spin-Off"). Prior to the Spin-Off, SNH owned substantially all of the Company's senior housing properties and the operating results and investment in SNH were included in the Company's results of operations and total assets. Since the Spin-Off, the Company's 49.3% retained interest in SNH has been accounted for using the equity method. Under the equity method, the Company includes its investment in SNH in equity investments on the consolidated balance sheets and its share of SNH's results of operations in equity in earnings of equity investments on the consolidated statements of income.

Note 8.  Pro Forma Information

         During 1999 the Company sold 21 nursing homes for gross proceeds of approximately $96,200. On October 12, 1999, the Company spun-off 50.7% of a 100% owned subsidiary, SNH, to its shareholders. The following unaudited pro forma consolidated statements of income for the three and six months ended June 30, 1999, is presented to reflect the effects of the Spin-Off and the disposition of nursing home assets during 1999, as if these transactions had occurred on January 1, 1999. This pro forma information does not purport to present actual results of operations if these transactions had occurred on such date or project operating results for any future period.

Pro Forma Unaudited Consolidated Statements of Income
(amounts in thousands, except per share amounts)

                                               Three Months        Six Months
                                                   Ended              Ended
                                               June 30, 1999      June 30, 1999
                                               -------------      -------------

Revenues:
    Rental income                                $ 80,839           $158,205
    Interest and other income                       1,429              2,803
                                                 --------           --------
      Total revenues                               82,268            161,008
                                                 --------           --------

Expenses:
    Operating expenses                             26,542             50,548
    Interest                                       16,959             32,118
    Depreciation and amortization                  12,883             25,568
    General and administrative                      3,762              7,364
                                                 --------           --------
      Total expenses                               60,146            115,598
                                                 --------           --------

Income before equity in earnings of equity
    investments and gain on sale of properties     22,122             45,410

Equity in earnings of equity investments            7,953             15,927

                                                 --------           --------
Income before gain on sale of properties         $ 30,075           $ 61,337
                                                 ========           ========

Weighted average shares outstanding               131,894            131,778
                                                 ========           ========

Income before gain on sale of properties per
    basic share                                  $   0.23           $   0.47
                                                 ========           ========

         Pro forma funds from operations, on a diluted basis, were $51,152, or $0.36 per share, and $103,481, or $0.72 per share, for the three and six months ended June 30, 1999, respectively.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion presents an analysis of the results of operations of the properties we owned for the three and six months ended June 30, 2000 and 1999. This discussion includes references to funds from operations. Funds from operations, or "FFO", as defined in the white paper on funds from operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 and as clarified from time to time, is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT including adjustments for our pro rata share of FFO of HPT and SNH, gains on sale of properties, and for non cash items, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

         Total revenues for the three months ended June 30, 2000, decreased $5.5 million to $101.0 million from $106.6 million for the three months ended June 30, 1999. Revenues from our office segment increased $19.4 million and revenues from our senior housing segment decreased $24.4 million. The increase in revenues from our office segment is due to office building acquisitions made during and after June 1999. The decrease in revenues from our senior housing segment is due primarily to the Spin-Off of our former subsidiary, SNH, in October 1999.

         For the three months ended June 30, 2000, rental income decreased $1.7 million and interest and other income decreased $3.8 million compared to the prior period. Rental income decreased primarily because of the Spin-Off of SNH, offset by acquisitions made during and after June 1999. Interest and other income decreased primarily as a result of the Spin-Off of SNH.

         Total expenses for the three months ended June 30, 2000, increased to $79.9 million from $70.1 million for the three months ended June 30, 1999. Operating expenses increased by $7.7 million as a result of our increased investment in office buildings made during and after June 1999. Interest expense increased by $5.2 million during 2000 compared to the prior year period, primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses decreased by $2.4 million and $676,000, respectively, primarily as a result of the Spin-Off of SNH.

         Equity in earnings of equity investments increased in 2000 by $3.6 million from the 1999 period due to the Spin-Off of SNH in October 1999.

         Net income decreased to $28.7 million, or $0.22 per basic and diluted share, for the 2000 period, from $37.7 million, or $0.29 per basic and diluted share, for the 1999 period. The change in net income is due primarily to the Spin-Off of SNH, offset by office building acquisitions made during and after June 1999.

         Funds from operations for the three months ended June 30, 2000, were $46.6 million, or $0.35 per basic share, and $57.6 million, or $0.44 per basic share, for the 1999 period. Diluted funds from operations for the three months ended June 30, 2000, were $50.7 million, or $0.35 per diluted share, and $61.7 million, or $0.43 per diluted share, for the same period in 1999. Distributions declared which relate to the three months ended June 30, 2000 and 1999, were $26.4 million, or $0.20 per share, and $50.1 million, or $0.38 per share, respectively. The decrease in distributions reflects the reduction in distributions from $0.38 per share per quarter to $0.32 per share per quarter paid after the Spin-Off of SNH. Also, in July 2000 we announced a further reduction in our distribution rate to $0.20 per share per quarter as further discussed below.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

         Total revenues for the six months ended June 30, 2000, decreased $9.7 million to $201.3 million from $211.0 million for the six months ended June 30, 1999. Revenues from our office segment increased $41.4 million and revenues from our senior housing segment decreased $50.1 million. The increase in revenues from our office segment is due to office building acquisitions made during and after June 1999. The decrease in revenues from our senior housing segment is due primarily to the Spin-Off of SNH and the sale of some senior housing properties in 1999.

         For the six months ended June 30, 2000, rental income decreased $3.6 million and interest and other income decreased $6.1 million compared to the same period in 1999. Rental income decreased primarily because of the Spin-Off of SNH, offset by acquisitions made during and after June 1999. Interest and other income decreased primarily as a result of the Spin-Off of SNH and the sale of some senior housing properties in 1999.

         Total expenses for the six months ended June 30, 2000, increased to $159.4 million from $137.2 million for the six months ended June 30, 1999. Operating expenses increased by $17.5 million as a result of our increased investment in office buildings made during and after June 1999. Interest expense increased by $10.9 million in 2000 compared to the prior year period primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses decreased by $5.4 million and $820,000, respectively, primarily as a result of the Spin-Off of SNH.

         Equity in earnings of equity investments increased by $7.3 million in 2000 from the 1999 period due to the Spin-Off of SNH in October 1999.

         Net income decreased to $55.2 million, or $0.42 per basic and diluted share, for the 2000 period, from $85.3 million, or $0.65 per basic and diluted share, for the 1999 period. The change in net income is due primarily to the Spin-Off of SNH and the sale of some senior housing properties in 1999, offset by office building acquisitions made during and after June 1999.

         Funds from operations for the six months ended June 30, 2000, were $92.7 million, or $0.70 per basic share, and $117.3 million, or $0.89 per basic share, for the 1999 period. Diluted funds from operations for the six months ended June 30, 2000, were $100.8 million, or $0.70 per diluted share, and $125.4 million, or $0.88 per diluted share, for the 1999 period. Distributions declared which relate to the six months ended June 30, 2000 and 1999, were $68.6 million, or $0.52 per share, and $100.2 million, or $0.76 per share, respectively. The decrease in distributions reflects the reduction in distributions from $0.38 per share per quarter to $0.32 per share per quarter paid after the Spin-Off of SNH. Also, in July 2000 we announced a further reduction in our distribution rate to $0.20 per share per quarter as further discussed below.

PRO FORMA RESULTS OF OPERATIONS

Three Months Ended June 30, 2000, Compared to Pro Forma Three Months Ended June 30, 1999

         Total revenues for the three months ended June 30, 2000, increased $18.8 million to $101.0 million from $82.3 million for the pro forma three months ended June 30, 1999. Rental income increased $19.5 million and interest and other income decreased $733,000 for the three months ended June 30, 2000, compared to the pro forma prior year period. Rental income increased due to acquisitions made during and after June 1999, and interest and other income decreased primarily due to mortgage repayments received and the reduction in bank deposit interest.

         Total expenses for the three months ended June 30, 2000, increased to $79.9 million from $60.1 million for the pro forma three months ended June 30, 1999. Operating expenses increased by $7.7 million as a result of our increased investment in office buildings made during and after June 1999. Interest expense increased by $8.4 million during 2000 compared to the pro forma prior year period, primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses increased by $3.2 million and $570,000, respectively, primarily as a result of office acquisitions made during and after June 1999.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Equity in earnings of equity investments decreased in 2000 by $2.4 million from the 1999 period due to the decrease in equity in earnings of SNH.

         Net income decreased to $28.7 million, or $0.22 per basic and diluted share, for the 2000 period from $30.1 million, or $0.23 per basic and diluted share, for the 1999 pro forma period. The change in net income is due primarily to the increase in interest expense from increased borrowings, the decrease in equity in earnings of SNH and the decrease in mortgage interest received, offset by office building acquisitions made during and after June 1999 and gains on the sale of properties during 2000.

         Funds from operations for the three months ended June 30, 2000, were $46.6 million, or $0.35 per basic share, and $47.1 million, or $0.36 per basic share, for the 1999 pro forma period. Diluted funds from operations for the three months ended June 30, 2000, were $50.7 million, or $0.35 per diluted share, and $51.2 million, or $0.36 per diluted share, for the 1999 pro forma period.

Six Months Ended June 30, 2000, Compared to Pro Forma Six Months Ended June 30, 1999

         Total revenues for the six months ended June 30, 2000, increased $40.3 million to $201.3 million from $161.0 million for the pro forma six months ended June 30, 1999. Rental income increased $41.5 million and interest and other income decreased $1.2 million compared to the pro forma prior year period. Rental income increased primarily because of acquisitions made during and after June 1999. Interest and other income decreased primarily as a result of mortgage repayments received and the reduction in bank deposit interest.

         Total expenses for the six months ended June 30, 2000, increased to $159.4 million from $115.6 million for the pro forma six months ended June 30, 1999. Operating expenses increased by $17.5 million as a result of our increased investment in office buildings made during and after June 1999. Interest expense increased by $18.3 million in 2000 compared to the pro forma prior year period primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses increased by $6.3 million and $1.7 million, respectively, primarily from acquisitions made during and after June 1999.

         Equity in earnings of equity investments decreased by $4.6 million in 2000 from the 1999 pro forma period due to the decrease in equity in earnings of SNH.

         Net income decreased to $55.2 million, or $0.42 per basic and diluted share, for the 2000 period from $61.3 million, or $0.47 per basic and diluted share, for the 1999 pro forma period. The change in net income is due primarily to the increase in interest expense from increased borrowings, the decrease in equity in earnings of SNH and the decrease in mortgage interest received, offset by office building acquisitions made during and after June 1999 and gains on the sale of properties during 2000.

         Funds from operations for the six months ended June 30, 2000, were $92.7 million, or $0.70 per basic share, and $95.4 million, or $0.72 per basic share, for the 1999 pro forma period. Diluted funds from operations for the six months ended June 30, 2000, were $100.8 million, or $0.70 per diluted share, and $103.5 million, or $0.72 per diluted share, for the 1999 pro forma period.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were $2.9 billion at June 30, 2000, compared to $3.0 billion at December 31, 1999.

         During the six months ended June 30, 2000, we sold one office property and a parcel of land for net cash proceeds of $2.9 million and recognized a gain of $2.0 million. As part of the sale of land, we provided a $1.3 million mortgage loan secured by the land which is payable in full on May 5, 2001. The loan bears interest at 10% payable quarterly in arrears. We also funded $7.6 million of improvements to our existing properties, received $10,000 of regularly scheduled principal payments and received a $3.5 million principal repayment of a mortgage secured by one property.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At June 30, 2000, we owned 12.8 million, or 49.3%, of the common shares of beneficial interest of SNH with a carrying value of $197.6 million and a market value of $93.9 million, and 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $107.4 million and a market value of $90.3 million.

         On July 11, 2000, we announced our new distribution rate of $0.20 per share per quarter ($0.80 per share per year). This new rate represented a reduction from the distribution rate we previously paid of $0.32 per share per quarter ($1.28 per share per year). The previous distribution rate was set in 1999 when we distributed to shareholders a majority interest in our subsidiary SNH, which owns nursing homes and other senior living properties. Two nursing home company tenants of SNH that were responsible for about half of SNH rents filed for bankruptcy in early 2000, and in April 2000, SNH reduced its distribution rate. As a result, the distributions which we receive as a result of our retained minority interest in SNH were reduced by over $15 million per year. SNH has announced that it expects to assume operating responsibility for over 50 nursing homes formerly leased by it, and it is unclear how successful those future operations may be. We believe that it may be appropriate for us to consider disposing of our investment in SNH in the future. Our Board of Trustees adopted what it believes is a conservative distribution pay out percentage of cash flow at least until the future direction of SNH is clarified and the results of our current property sales efforts discussed below are known.

         SNH also recently announced that it has agreed to sell four independent living properties to the parent of its tenant for approximately $123 million. The sale is subject to various closing conditions, and no assurance can be provided that it will be consummated. SNH has stated that the net proceeds of the sale would be used to repay debt outstanding under its revolving credit facility. We believe that the effect of the transaction would be to reduce SNH's outstanding debt and that SNH's funds from operations will not be materially affected.

         In April 2000 we retired $27.5 million of our Reset Notes due 2007 at their par value and in July 2000 we completed our optional redemption of the remaining $222.5 million of outstanding Reset Notes which bore interest at a rate, which was subject to periodic resets, at a spread over LIBOR (effective rate of 7.52% per annum immediately prior to the redemption date). The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded with drawings at an effective interest rate of 7.38% under our $500 million revolving bank credit facility, which matures in April 2002.

         In July 2000 we issued unsecured senior notes totaling $30 million, raising net proceeds of $29.8 million. The notes bear interest at 8.875% and mature in 2010. Net proceeds from the notes were used to repay amounts outstanding under our revolving bank credit facility.

         At June 30, 2000, we had $9.7 million of cash and cash equivalents. At August 10, 2000, we had $334 million outstanding and $166 million available for borrowing under our bank credit facility. At August 10, 2000, $2.5 billion was available on our $3 billion effective shelf registration statement.

         In December 1999 we announced a three part business plan, as follows: first, efforts to sell properties for up to $150-$160 million; second, possible joint ventures from which we might realize proceeds of $200 million to $400 million; and third, using the proceeds of property sales and joint ventures to prepay debt, to selectively make new investments and fund a share repurchase program for up to approximately 14 million common shares.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         In July 2000 we announced that we either sold or entered contracts or letters of intent to sell properties for a total of $72 million, and we currently believe that property sales totaling at least $150-$160 million projected in December 1999 will be concluded before the end of 2000. The announced dispositions are subject to negotiation of final documentation and to customary closing conditions. Our ability to conclude those or other property dispositions are subject to market conditions and other factors beyond our control, and we cannot give assurances that they will occur or that the terms of any dispositions which may be available to us in the future will be favorable to us. We continue to have preliminary discussions with possible joint venture investors, but we cannot predict when, if or on what terms any joint ventures will be consummated. We have not purchased any new properties during the first six months of 2000 nor have we repurchased any of our shares. While our Board of Trustees' authorization for a share repurchase program remains in effect, we have decided that at this time repaying debt should be a priority application for our available cash. Therefore, we do not expect to complete our share repurchase program up to the authorized level of 14 million shares or at any other preset amount during 2000. A determination to repurchase shares will be dependent on market conditions and on the timing and amounts of property dispositions or joint venture proceeds.

         There can be no assurances that debt or equity financing will be available to fund future growth, but we do expect that financing will be available. As of June 30, 2000, our debt as a percentage of total book capitalization was approximately 48%.

Year 2000

         In prior years, we discussed the nature and progress of our plans to become year 2000 compliant and, in late 1999, we completed our remediation and testing of systems. We experienced no significant disruptions in our information and non-information technology systems, and we believe these systems successfully responded to the year 2000 date change. We are not aware of any material problems resulting from year 2000 issues by our systems or the systems of our tenants and vendors, but we will continue to monitor these systems throughout the year to ensure that any late year 2000 issues that may arise are addressed promptly. Costs incurred to date and anticipated future costs regarding year 2000 issues are not material.

                              HRPT PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1999. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At June 30, 2000, our total outstanding fixed rate debt consisted of the following:

               Amount                         Coupon                  Maturity
Unsecured senior notes:
              $40.0 million                     7.25%                   2001
              160.0 million                    6.875%                   2002
              150.0 million                     6.75%                   2002
              164.9 million                     7.50%                   2003
              100.0 million                      6.7%                   2005
               90.0 million                    7.875%                   2009
               65.0 million                    8.375%                   2011
              143.0 million                      8.5%                   2013
Secured notes:
               $3.5 million                     9.12%                   2004
               11.0 million                     8.40%                   2007
               17.6 million                     7.02%                   2008
               11.8 million                     8.00%                   2008
               10.5 million                     7.66%                   2009

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

         The market prices, if any, of each of our fixed rate obligations as of June 30, 2000, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at June 30, 2000, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $37.4 million.

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

                              HRPT PROPERTIES TRUST

         At June 30, 2000, we had a $500 million unsecured bank credit facility that was subject to floating interest rates. We also had unsecured Reset Notes subject to floating interest rates that were redeemed in full in July 2000 by drawing on our bank credit facility. Because our bank credit facility is at a floating rate, changes in interest rates will not affect its value. However, changes in interest rates will affect our operating results. For example, the interest rate payable on outstanding borrowings under our bank credit facility of $169 million at June 30, 2000, was 7.4% per annum. An immediate 10% change in that interest rate, or 74 basis points, would increase or decrease our costs by $1.3 million, or $0.01 per share per year:

                              Impact of Changes in Interest Rates
                      -----------------------------------------------------
                                    (dollars in thousands)
                                                             Total Interest
                      Interest Rate      Outstanding          Expense Per
                         Per Year           Debt                  Year
                      -------------      -----------          -------------
At June 30, 2000           7.40%           $169,000              $12,506
10% reduction              6.66%            169,000               11,255
10% increase               8.14%            169,000               13,757

         The foregoing table presents a so called "shock" analysis which assumes that the interest rate change by 10% is in effect for a whole year. If interest rates were to change gradually over one year the impact would be less.

         The foregoing analysis is based upon outstanding amounts under our bank credit facility on June 30, 2000. As noted above, our Reset Notes outstanding on June 30, 2000, were repaid in July 2000 with proceeds of increased borrowings under our bank credit facility. We currently intend to repay a portion of amounts outstanding under our bank credit facility with the proceeds of asset sales or new debt issuance. To the extent that floating rate debt outstanding is greater or less than $169 million, the financial impact of changes in interest rates would be increased or decreased, respectively.

         We borrow in U.S. dollars and our current borrowings under our bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

         During the past year, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We have decided not to purchase an interest rate cap or other hedge to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

                              HRPT PROPERTIES TRUST


Part II  Other Information

Item 1.  Legal Proceedings

         In April 2000 the arbitration panel issued an award in the arbitration proceeding described in Item 3 of the Company's 1999 Annual Report on Form 10-K, which arose following the Company's commencement in 1995 of an action in Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor. In its award the arbitration panel dismissed all claims against the Company and awarded the Company $3.2 million in connection with the Company's indemnity claims. The Company negotiated and collected $2.5 million of the $3.2 million award plus accrued interest as full settlement of the indemnity claims in July 2000. Item 3 of the Annual Report also disclosed two related cases filed against the Company and others by creditors or assignees of the former tenant. One of these two cases has been dismissed without any award being made against the Company. The second case remains pending and the outcome of that proceeding cannot be predicted.

Item 2.  Changes in Securities

         In May 2000 pursuant to the Company's Incentive Share Award Plan, each of the Company's three independent trustees received a grant of 500 common shares valued at $8 7/16 per common share, the closing price of the common shares on the New York Stock Exchange on May 9, 2000. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Securities Holders

         At the Company's Annual Shareholders Meeting on May 9, 2000, Gerard M. Martin and Reverend Justinian Manning were re-elected to serve as trustees, each for a term of three years. There were 121,111,439 and 120,880,654 shares, respectively, voted in favor of, and 2,597,950 and 2,828,735 shares, respectively, withheld from voting for the re-election of Mr. Martin and Reverend Manning. Barry M. Portnoy, Patrick F. Donelan and Frederick N. Zeytoonjian continue to serve as trustees for terms ending in 2002, 2001 and 2002, respectively.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

              27.  Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS TO SELL OFFICE BUILDINGS AND OTHER INVESTMENTS, POSSIBLE JOINT VENTURES AND THE EXPECTED AMOUNT OF PROCEEDS FROM THEM, THE SECURITY AND AMOUNT OF FUTURE DISTRIBUTIONS, THE FUTURE BUSINESS ACTIVITIES AND PROSPECTS OF SENIOR HOUSING PROPERTIES TRUST, OUR MINORITY OWNED FORMER SUBSIDIARY, AND OUR POSSIBLE DISPOSITION OF OUR REMAINING OWNERSHIP INTEREST IN SENIOR HOUSING PROPERTIES TRUST, OUR ACCESS TO CAPITAL, OUR ABILITY TO MAINTAIN THE RENTS AND CASH FLOW FROM OUR PROPERTIES AND OTHER MATTERS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE WITHOUT LIMITATION CHANGES IN FINANCING TERMS, OUR ABILITY OR INABILITY TO COMPLETE PROPERTY SALES AND FINANCING TRANSACTIONS, RESULTS OF OPERATIONS OF OUR PROPERTIES AND GENERAL CHANGES IN ECONOMIC CONDITIONS NOT PRESENTLY CONTEMPLATED. THE INFORMATION CONTAINED IN THIS FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, INCLUDING THE INFORMATION UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

                             HRPT PROPERTIES TRUST


                             By:      /s/ John A. Mannix
                                      John A. Mannix
                                      President and Chief Operating Officer
                                      Dated:  August 14, 2000

                             By:      /s/ John C. Popeo
                                      John C. Popeo
                                      Treasurer and Chief Financial Officer
                                      Dated:  August 14, 2000