Form 10-Q
period 2000-09-30
HRPT PROPERTIES TRUST
filed 2000-11-14
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Number of Common Shares outstanding at November 9, 2000:
           131,948,847 shares of beneficial interest, $0.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                                                                            Page


PART I    Financial Information

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999                                               1

          Consolidated Statements of Income - Three and Nine Months Ended
              September 30, 2000 and 1999                                     2

          Consolidated Statements of Cash Flows - Nine Months Ended
              September 30, 2000 and 1999                                     3

          Notes to Consolidated Financial Statements                          4

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

PART II   Other Information

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities                                              15

Item 6.   Exhibits and Reports on Form 8-K                                   15

          Signatures                                                         18


                                        HRPT PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands, except per share amounts)

                                                                 September 30,          December 31,
                                                                      2000                  1999
                                                                ----------------       ---------------
                                                                  (unaudited)             (note 1)
ASSETS
Real estate properties, at cost:
    Land                                                           $   349,600           $   354,173
    Buildings and improvements                                       2,314,262             2,302,171
                                                                   -----------           -----------
                                                                     2,663,862             2,656,344
    Less accumulated depreciation                                      151,324               106,859
                                                                   -----------           -----------
                                                                     2,512,538             2,549,485

Real estate mortgages and notes receivable, net                          5,746                10,373
Equity investments                                                     302,397               311,113
Cash and cash equivalents                                               39,530                13,206
Interest and rents receivable                                           40,990                36,683
Other assets, net                                                       38,046                32,448
                                                                   -----------           -----------
                                                                   $ 2,939,247           $ 2,953,308
                                                                   ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                 $   351,000           $   132,000
Senior notes payable, net                                              757,266               957,586
Mortgage notes payable                                                  54,065                55,441
Convertible subordinated debentures                                    204,863               204,863
Accounts payable and accrued expenses                                   46,302                53,851
Deferred rents                                                           8,067                 9,005
Security deposits                                                        6,770                 7,041
Due to affiliates                                                       13,062                11,054

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                             --                    --
    Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,948,847 shares and
      131,908,126 shares issued and outstanding at September 30,
      2000, and December 31, 1999, respectively                          1,319                 1,319
    Additional paid-in capital                                       1,971,679             1,971,366
    Cumulative net income                                              763,792               678,676
    Cumulative distributions                                        (1,232,349)           (1,121,533)
    Unrealized holding losses on investments                            (6,589)               (7,361)
                                                                   -----------           -----------
      Total shareholders' equity                                     1,497,852             1,522,467
                                                                   -----------           -----------
                                                                   $ 2,939,247           $ 2,953,308
                                                                   ===========           ===========


See accompanying notes


                                                   HRPT PROPERTIES TRUST

                                              CONSOLIDATED STATEMENTS OF INCOME
                                       (amounts in thousands, except per share amounts)
                                                         (unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                                September  30,                         September 30,
                                                        ----------------------------            ----------------------------
                                                            2000             1999                  2000              1999
                                                        -----------       ----------            ----------        ----------
Revenues:
    Rental income                                        $ 101,755         $ 112,475             $ 301,499         $ 315,810
    Interest and other income                                1,420             2,330                 2,975             9,949
                                                         ---------         ---------             ---------         ---------
      Total revenues                                       103,175           114,805               304,474           325,759
                                                         ---------         ---------             ---------         ---------

Expenses:
    Operating expenses                                      34,907            31,023               102,972            81,571
    Interest                                                25,441            23,488                75,849            63,013
    Depreciation and amortization                           15,885            19,850                47,799            57,164
    General and administrative                               4,482             5,287                13,511            15,136
    Impairment of assets                                        --             7,000                    --             7,000
    Spin-off transaction costs                                  --            14,656                    --            14,656
                                                         ---------         ---------             ---------         ---------
      Total expenses                                        80,715           101,304               240,131           238,540
                                                         ---------         ---------             ---------         ---------

Income before equity in earnings of equity
    investments, gain on sale of properties and
    extraordinary item                                      22,460            13,501                64,343            87,219

Equity in earnings of equity investments                     4,091             2,023                15,385             6,052
Loss on equity transaction of equity investment                 --                --                    --              (711)
                                                         ---------         ---------             ---------         ---------
Income before gain on sale of properties and
    extraordinary item                                      26,551            15,524                79,728            92,560

Gain on sale of properties, net                              4,620                --                 6,598             8,307
                                                         ---------         ---------             ---------         ---------
Income before extraordinary item                            31,171            15,524                86,326           100,867

Extraordinary item - early extinguishment of debt           (1,210)               --                (1,210)               --
                                                         ---------         ---------             ---------         ---------
Net income                                               $  29,961         $  15,524             $  85,116         $ 100,867
                                                         =========         =========             =========         =========

Weighted average shares outstanding                        131,944           131,906               131,934           131,821
                                                         =========         =========             =========         =========

Basic and diluted earnings per common share:
    Income before gain on sale of properties and
    extraordinary item                                   $    0.20         $    0.12             $    0.60         $    0.70
                                                         =========         =========             =========         =========
    Income before extraordinary item                     $    0.24         $    0.12             $    0.65         $    0.77
                                                         =========         =========             =========         =========
    Net income                                           $    0.23         $    0.12             $    0.65         $    0.77
                                                         =========         =========             =========         =========


See accompanying notes


                                           HRPT PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (dollars in thousands)
                                                 (unaudited)

                                                                             Nine Months Ended September 30,
                                                                            --------------------------------
                                                                               2000                  1999
                                                                            ----------            ----------
Cash flows from operating activities:
   Net income                                                               $  85,116             $ 100,867
   Adjustments to reconcile net income to cash provided by operating activities:
       Extraordinary item - early extinguishment of debt                        1,210                    --
       Gain on sale of properties, net                                         (6,598)               (8,307)
       Equity in earnings of equity investments                               (15,385)               (6,052)
       Loss on equity transaction of equity investment                             --                   711
       Distributions from equity investments                                   23,651                 8,160
       Impairment of assets                                                        --                 7,000
       Depreciation                                                            44,607                54,805
       Amortization                                                             3,192                 2,359
       Amortization of bond discounts                                             115                   110
       Change in assets and liabilities:
           Increase in interest and rents receivable and other assets         (12,932)               (8,214)
           (Decrease) increase in accounts payable and accrued expenses        (6,549)                8,179
           Decrease in deferred rents                                            (938)               (1,317)
           (Decrease) increase in security deposits                              (271)                3,792
           Increase in due to affiliates                                        2,223                 7,378
                                                                            ---------             ---------
       Cash provided by operating activities                                  117,441               169,471
                                                                            ---------             ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                  (12,600)             (403,899)
   Proceeds from collection of real estate mortgages and notes receivable       3,517                73,690
   Proceeds from sale of real estate                                           11,777                22,177
   Proceeds from collection of loans to affiliate                                  --                 1,000
                                                                            ---------             ---------
       Cash provided by (used for) investing activities                         2,694              (307,032)
                                                                            ---------             ---------

Cash flows from financing activities:
   Proceeds from borrowings                                                   373,565               519,500
   Repayment of borrowings                                                   (356,376)             (225,489)
   Deferred finance costs incurred                                               (184)               (4,722)
   Distributions                                                             (110,816)             (150,622)
                                                                            ---------             ---------
       Cash (used for) provided by financing activities                       (93,811)              138,667
                                                                            ---------             ---------

Increase in cash and cash equivalents                                          26,324                 1,106
Cash and cash equivalents at beginning of period                               13,206                15,643
                                                                            ---------             ---------
Cash and cash equivalents at end of period                                  $  39,530             $  16,749
                                                                            =========             =========

Supplemental cash flow information:

Non-cash investing activities:
   Real estate acquired by foreclosure                                      $   2,410                   $--
   Investment in real estate mortgages receivable                               1,300                60,000

Non-cash financing activities:
   Assumption of mortgage note payable                                            $--             $   3,543
   Issuance of common shares                                                      313                 6,488



See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

         The unaudited quarterly financial statements of HRPT Properties Trust and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

         The balance sheet at December 31, 1999, has been derived from the December 31, 1999, audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Reclassifications   have  been  made  to  the  prior  year's  financial
statements to conform to the current year's presentation.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2000, and 1999:

                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                  --------------------------------       --------------------------------
                                     2000                   1999            2000                   1999
                                  ---------             ----------       ----------             ---------
Net income                        $  29,961             $  15,524        $  85,116              $ 100,867
Other comprehensive income:
    Unrealized holding gains
      (losses) on investments         1,722                  (593)             772                 (6,826)
                                  ---------             ---------        ---------              ---------
Comprehensive income              $  31,683             $  14,931        $  85,888              $  94,041
                                  =========             =========        =========              =========

         At September 30, 2000, the Company's investments in marketable equity securities were included in other assets and had a fair value of $4,750 and unrealized holding losses of $6,589. At November 9, 2000, these investments had a fair value of $4,809 and unrealized holding losses of $6,530.

Note 3.  Equity Investments

         At September 30, 2000, the Company's financial statements included the following equity investments:

                                                              Equity in Earnings
                                                      ---------------------------------
                                                       Three Months        Nine Months
                                                          Ended              Ended
                                       Ownership       September 30,      September 30,      Equity
                                       Percentage         2000                2000          Investments
                                      -----------     --------------      -------------    -------------
Senior Housing Properties Trust           49.4%             $2,062             $9,372          $195,832
Hospitality Properties Trust               7.1%              2,029              6,013           106,565
                                                      --------------      -------------    -------------
                                                            $4,091            $15,385          $302,397
                                                      ==============      =============    =============

         At September 30, 2000, the Company owned 12,809,237 common shares of Senior Housing Properties Trust ("SNH") with a carrying value of $195,832 and a fair value based on quoted market prices of $119,286.

         At September 30, 2000, the Company owned 4,000,000 common shares of Hospitality Properties Trust ("HPT") with a carrying value of $106,565 and a fair value based on quoted market prices of $93,500.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 4.  Real Estate Properties, Mortgages and Notes Receivable, net

         During the nine months ended September 30, 2000, the Company sold one office property and two land parcels for net cash proceeds of $11,777 and recognized gains of $6,598. In connection with these sales, the Company provided a $1,300 mortgage loan secured by one parcel of land which is payable in full on May 5, 2001. The loan bears interest at 10% payable quarterly in arrears. The Company funded $12,600 of improvements to its existing properties, received scheduled principal payments of $15 and received repayment of a mortgage secured by one property of $3,502.

         During July 2000 the Company foreclosed on a $2,410 mortgage receivable secured by one property located in Arleta, California. The carrying value of this defaulted mortgage note had previously been partially reserved. In November 2000 the Company sold this property to SNH at its appraised value of approximately $2,300, and sold one office property located in New York City to a third party for $128,000. Cash proceeds net of closing costs totaling approximately $126,000 were used to repay amounts outstanding under the Company's revolving bank credit facility.

         As of November 9, 2000, the Company has entered contracts or letters of intent to sell properties for a total of $69,000. These dispositions are subject to negotiation of final documentation and to customary closing conditions. The Company's ability to conclude these or other property dispositions are subject to market conditions and other factors beyond its control, and the Company cannot give assurances that they will occur or that the terms of any dispositions which may be available to it in the future will be favorable to the Company.

Note 5.  Indebtedness

         In April 2000 the Company retired $27,500 of Remarketed Reset Notes (the "Reset Notes") and in July 2000 completed its optional redemption of the remaining $222,500 of outstanding Reset Notes which bore interest at a rate subject to periodic resets, at a spread over LIBOR (effective rate of 7.52% per annum immediately prior to the redemption dates). The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded by drawings at an effective interest rate of 7.38% under the Company's $500,000 revolving bank credit facility, which matures in April 2002. In connection with the July 2000 redemption, the Company recognized an extraordinary loss of $1,210 from the write-off of deferred financing fees.

         In July and September 2000 the Company issued unsecured senior notes aggregating $50,000 in two separate transactions, raising net proceeds of $49,565. The notes bear interest at rates ranging from 8.625% to 8.875% and mature in 2010. Net proceeds from the notes were used to repay amounts outstanding under the revolving bank credit facility.

Note 6.  Shareholders' Equity

         On October 2, 2000, the Company declared a distribution on its shares with respect to the quarter ended September 30, 2000, of $0.20 per share, or approximately $26,400, which will be distributed on or about November 22, 2000, to shareholders of record as of October 20, 2000.

         During 2000 the Company's three independent trustees were each awarded 500 shares under the 1992 Incentive Share Award Plan as part of their annual fee. The shares awarded to the trustees vest immediately. In August 2000 13,000 shares were awarded to officers of the Company and other employees of REIT Management & Research, Inc. ("RMR"), the Company's investment manager, pursuant to this plan. The shares awarded to the officers and other employees of RMR vest over a three-year period. During 2000 26,221 shares were issued to RMR as the incentive advisory fee for the year ended December 31, 1999.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 7.  Segment Information

         The following is a summary of the Company's reportable segments as of and for the periods ended September 30, 2000 and 1999:

                              Three Months Ended September 30, 2000             Nine Months Ended September 30, 2000
                             ------------------------------------------      ------------------------------------------
                               Senior                                          Senior
                              Housing          Office         Total            Housing         Office           Total
                             ------------------------------------------      ------------------------------------------
Revenues                     $       203    $   102,143    $   102,346       $     1,033    $   302,479    $   303,512
Operating expenses                    --        (34,907)       (34,907)               --       (102,972)      (102,972)
Depreciation                          --        (14,838)       (14,838)               --        (44,607)       (44,607)
                             -----------    -----------    -----------       -----------    -----------    -----------
Net operating income         $       203    $    52,398    $    52,601       $     1,033    $   154,900    $   155,933
                             ===========    ===========    ===========       ===========    ===========    ===========

Real estate investments      $     6,856    $ 2,662,752    $ 2,669,608       $     6,856    $ 2,662,752    $ 2,669,608
Real estate acquired
   during the period                 $--    $     4,998    $     4,998               $--    $    12,600    $    12,600

                              Three Months Ended September 30, 1999             Nine Months Ended September 30, 1999
                             ------------------------------------------      ------------------------------------------
                               Senior                                          Senior
                              Housing          Office         Total            Housing         Office           Total
                             ------------------------------------------      ------------------------------------------
Revenues                     $    23,180    $    91,425    $   114,605       $    74,132    $   250,314    $   324,446
Operating expenses                    --        (31,023)       (31,023)               --        (81,571)       (81,571)
Depreciation                      (5,670)       (13,277)       (18,947)          (17,716)       (37,089)       (54,805)
Impairment of assets              (5,000)        (2,000)        (7,000)           (5,000)        (2,000)        (7,000)
                             -----------    -----------    -----------       -----------    -----------    -----------
Net operating income         $    12,510    $    45,125    $    57,635       $    51,416    $   129,654    $   181,070
                             ===========    ===========    ===========       ===========    ===========    ===========

Real estate investments      $   782,359    $ 2,537,607    $ 3,319,966       $   782,359    $ 2,537,607    $ 3,319,966
Real estate acquired
   during the period                 $--    $   259,938    $   259,938               $--    $   403,899    $   403,899

         The following tables reconcile the reported segment information to the consolidated financial statements for the periods ended September 30, 2000 and 1999:

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                              --------------------------------       -------------------------------
                                                   2000               1999                2000              1999
                                              --------------------------------       -------------------------------
Revenues:
   Total reportable segments                     $ 102,346          $ 114,605          $ 303,512          $ 324,446
   Unallocated other income                            829                200                962              1,313
                                                 ---------          ---------          ---------          ---------
     Total revenues                              $ 103,175          $ 114,805          $ 304,474          $ 325,759
                                                 =========          =========          =========          =========

Net operating income:
   Total reportable segments                     $  52,601          $  57,635          $ 155,933          $ 181,070
   Unallocated amounts:
     Other income                                      829                200                962              1,313
     Interest expense                              (25,441)           (23,488)           (75,849)           (63,013)
     Amortization expense                           (1,047)              (903)            (3,192)            (2,359)
     General and administrative expenses            (4,482)            (5,287)           (13,511)           (15,136)
     Spin-off transaction costs                         --            (14,656)                --            (14,656)
                                                 ---------          ---------          ---------          ---------
     Total income before equity in earnings of
       equity investments, gain on sale of
       properties and extraordinary item         $  22,460          $  13,501          $  64,343          $  87,219
                                                 =========          =========          =========          =========

                                                          6

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

         On October 12, 1999, the Company spun-off 50.7% of a 100% owned subsidiary, SNH, to its shareholders (the "Spin-Off"). Prior to the Spin-Off, SNH owned substantially all of the Company's senior housing properties and the operating results and investment in SNH were included in the Company's results of operations and total assets. Since the Spin-Off, the Company's 49.3% retained interest in SNH has been accounted for using the equity method of accounting. Under the equity method of accounting, the Company includes its investment in SNH in equity investments on the consolidated balance sheets and its share of SNH's results of operations in equity in earnings of equity investments on the consolidated statements of income.

Note 8.  Pro Forma Information

         During 1999 the Company sold 21 nursing homes for gross proceeds of approximately $96,200. On October 12, 1999, the Company spun-off 50.7% of a 100% owned subsidiary, SNH, to its shareholders. The following unaudited pro forma consolidated statements of income for the three and nine months ended September 30, 1999, is presented to reflect the effects of the Spin-Off and the disposition of nursing home assets during 1999, as if these transactions had occurred on January 1, 1999. This pro forma information does not purport to present actual results of operations if these transactions had occurred on such date or project operating results for any future period.

Pro Forma Unaudited Consolidated Statements of Income
(amounts in thousands, except per share amounts)

                                              Three Months      Nine Months
                                                  Ended            Ended
                                              September 30,    September 30,
                                                  1999             1999
                                             --------------   --------------

Revenues:
    Rental income                               $ 91,290         $249,495
    Interest and other income                        875            3,678
                                                --------         --------
      Total revenues                              92,165          253,173
                                                --------         --------
Expenses:
    Operating expenses                            31,023           81,571
    Interest                                      20,462           52,580
    Depreciation and amortization                 14,330           39,898
    General and administrative                     4,131           11,495
                                                --------         --------
      Total expenses                              69,946          185,544
                                                --------         --------

Income before equity in earnings of equity
    investments                                   22,219           67,629

Equity in earnings of equity investments           7,989           23,916

                                                --------         --------
Net income                                      $ 30,208         $ 91,545
                                                ========         ========

Weighted average shares outstanding              131,906          131,821
                                                ========         ========

Net income per basic share                      $   0.23         $   0.69
                                                ========         ========

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion presents an analysis of the results of operations of the properties we owned for the three and nine months ended September 30, 2000 and 1999. This discussion includes references to funds from operations. Funds from operations, or "FFO", as defined in the white paper on funds from operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 and as clarified from time to time, is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT including adjustments for our pro rata share of FFO of HPT and SNH, and excluding unusual and non-recurring losses, non-cash items, and gains on sales of properties, including land, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

         Total revenues for the three months ended September 30, 2000, decreased $11.6 million to $103.2 million from $114.8 million for the three months ended September 30, 1999. Rental income decreased $10.7 million and interest and other income decreased $910,000 compared to the prior period. Rental income decreased primarily because of the Spin-Off of SNH, offset by acquisitions made during and after July 1999. Interest and other income decreased primarily as a result of the Spin-Off of SNH. Revenues from our office segment increased $10.7 million and revenues from our senior housing segment decreased $23.0 million. The increase in revenues from our office segment is due to office building acquisitions made during and after July 1999. The decrease in revenues from our senior housing segment is due primarily to the Spin-Off of our former subsidiary, SNH, in October 1999.

         Total expenses for the three months ended September 30, 2000, decreased to $80.7 million from $101.3 million for the three months ended September 30, 1999. Included in the 1999 period are unusual and non-recurring items aggregating $21.7 million: approximately $14.7 million represents Spin-Off transaction costs and $7 million represents the write down to net realizable value of the carrying value of two real estate mortgages receivable retained by us after the Spin-Off and the carrying value of other assets. Operating expenses increased by $3.9 million primarily as a result of our increased investment in office buildings made during and after July 1999. Interest expense increased by $2.0 million during 2000 compared to the prior year period, primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses decreased by $4.0 million and $805,000, respectively, primarily as a result of the Spin-Off of SNH.

         Equity in earnings of equity investments increased in 2000 by $2.1 million from the 1999 period due to the Spin-Off of SNH in October 1999.

         During the third quarter of 2000, we recognized a $4.6 million gain on the sale of one parcel of land. We also incurred a $1.2 million extraordinary loss from the write-off of deferred financing fees in connection with the redemption of our Reset Notes.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Net income increased to $30.0 million, or $0.23 per basic and diluted share, for the 2000 period, from $15.5 million, or $0.12 per basic and diluted share, for the 1999 period. The change in net income is due primarily to Spin-Off transaction costs and the write-down in the carrying value of real estate mortgages and other assets during the third quarter of 1999, the Spin-Off of SNH during October 1999 and the resulting equity in earnings of equity investments, office building acquisitions made during and after July 1999 and the gain on sale of properties recognized in the 2000 period.

         Funds from operations for the three months ended September 30, 2000, were $46.4 million, or $0.35 per basic share, and $58.3 million, or $0.44 per basic share, for the 1999 period. Diluted funds from operations for the three months ended September 30, 2000, were $50.4 million, or $0.35 per diluted share, and $62.3 million, or $0.44 per diluted share, for the same period in 1999. Funds from operations for 1999 excludes Spin-Off transaction costs of $14.7 million and the write-down in the carrying value of real estate mortgages and other assets of $7 million.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

         Total revenues for the nine months ended September 30, 2000, decreased $21.3 million to $304.5 million from $325.8 million for the nine months ended September 30, 1999. Rental income decreased $14.3 million and interest and other income decreased $7 million compared to the same period in 1999. Rental income decreased primarily because of the Spin-Off of SNH, offset by acquisitions made during 1999. Interest and other income decreased primarily as a result of the Spin-Off of SNH and the sale of properties in 1999. Revenues from our office segment increased $52.2 million and revenues from our senior housing segment decreased $73.1 million. The increase in revenues from our office segment is due to office building acquisitions made during 1999. The decrease in revenues from our senior housing segment is due primarily to the Spin-Off of SNH and the sale of properties in 1999.

         Total expenses for the nine months ended September 30, 2000, increased to $240.1 million from $238.5 million for the nine months ended September 30, 1999. Operating expenses increased by $21.4 million primarily as a result of our increased investment in office buildings made during 1999. Interest expense increased by $12.8 million in 2000 compared to the prior year period primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses decreased by $9.4 million and $1.6 million, respectively, primarily as a result of the Spin-Off of SNH. Included in the 1999 period are unusual and non-recurring items aggregating $21.7 million: approximately $14.7 million represents Spin-Off transaction costs and $7 million represents the write-down to net realizable value of the carrying value of two real estate mortgages receivable retained by us after the Spin-Off and the carrying value of other assets.

         Equity in earnings of equity investments increased by $9.3 million in 2000 from the 1999 period due to the Spin-Off of SNH in October 1999.

         During the nine months ended September 30, 2000, we sold one office building and two land parcels and recognized gains on the sales totaling $6.6 million. During the same period we incurred a $1.2 million extraordinary loss from the write-off of deferred financing fees in connection with the redemption of our Reset Notes. During the nine months ended September 30, 1999, we recognized gains totaling $8.3 million on sales of properties.

         Net income decreased to $85.1 million, or $0.65 per basic and diluted share, for the 2000 period, from $100.9 million, or $0.77 per basic and diluted share, for the 1999 period. The change in net income is due primarily to the Spin-Off of SNH and the sale of properties in 1999, office building acquisitions made during 1999, and Spin-Off transaction costs and the write-down in the carrying value of real estate mortgages and other assets during 1999.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Funds from operations for the nine months ended September 30, 2000, were $139.1 million, or $1.05 per basic share, compared to $176.3 million, or $1.34 per basic share, for the 1999 period. Diluted funds from operations for the nine months ended September 30, 2000, were $151.2 million, or $1.05 per diluted share, compared to $188.4 million, or $1.32 per diluted share, for the 1999 period. Funds from operations for 1999 excludes Spin-Off transaction costs of $14.7 million and the write-down in the carrying value of real estate mortgages and other assets of $7 million.

PRO FORMA RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, Compared to Pro Forma Three Months Ended September 30, 1999

         Total revenues for the three months ended September 30, 2000, increased $11.0 million to $103.2 million from $92.2 million for the pro forma three months ended September 30, 1999. Rental income increased $10.5 million and interest and other income increased $545,000 for the three months ended September 30, 2000, compared to the pro forma prior year period. Rental income increased primarily due to acquisitions made during and after July 1999, and interest and other income increased primarily due to the increase in dividend income earned on marketable equity securities.

         Total expenses for the three months ended September 30, 2000, increased to $80.7 million from $69.9 million for the pro forma three months ended September 30, 1999. Operating expenses increased by $3.9 million as a result of our increased investment in office buildings made during and after July 1999. Interest expense increased by $5.0 million during 2000 compared to the pro forma prior year period, primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses increased by $1.6 million and $351,000, respectively, primarily as a result of office acquisitions made during and after July 1999.

         Equity in earnings of equity investments decreased in 2000 by $3.9 million from the 1999 pro forma period primarily as a result of a reduction in revenues from some of SNH's properties due to tenant bankruptcies.

         Net income decreased to $30.0 million, or $0.23 per basic and diluted share, for the 2000 period from $30.2 million, or $0.23 per basic and diluted share, for the 1999 pro forma period. The change in net income is due primarily to a reduction in revenues from some of SNH's properties due to tenant bankruptcies, offset by the gain on the sale of land during the third quarter of 2000, and the acquisition of office buildings during and after July 1999.

         Funds from operations for the three months ended September 30, 2000, were $46.4 million, or $0.35 per basic share, and $48.5 million, or $0.37 per basic share, for the 1999 pro forma period. Diluted funds from operations for the three months ended September 30, 2000, were $50.4 million, or $0.35 per diluted share, and $52.6 million, or $0.37 per diluted share, for the 1999 pro forma period.

Nine Months Ended September 30, 2000, Compared to Pro Forma Nine Months Ended September 30, 1999

         Total revenues for the nine months ended September 30, 2000, increased $51.3 million to $304.5 million from $253.2 million for the pro forma nine months ended September 30, 1999. Rental income increased $52.0 million and interest and other income decreased $703,000 compared to the pro forma prior year period. Rental income increased primarily because of acquisitions made during 1999. Interest and other income decreased primarily as a result of mortgage repayments received.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Total expenses for the nine months ended September 30, 2000, increased to $240.1 million from $185.5 million for the pro forma nine months ended September 30, 1999. Operating expenses increased by $21.4 million as a result of our increased investment in office buildings made during 1999. Interest expense increased by $23.3 million in 2000 compared to the pro forma prior year period primarily as a result of increased borrowings outstanding and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization, and general and administrative expenses increased by $7.9 million and $2.0 million, respectively, primarily from acquisitions made during 1999.

         Equity in earnings of equity investments decreased in 2000 by $8.5 million from the 1999 pro forma period primarily as a result of a reduction in revenues from some of SNH's properties due to tenant bankruptcies.

         Net income decreased to $85.1 million, or $0.65 per basic and diluted share, for the 2000 period from $91.5 million, or $0.69 per basic and diluted share, for the 1999 pro forma period. The change in net income is due primarily to a decrease in equity in earnings from SNH and an increase in interest expense from increased borrowings, offset by gains on the sale of properties during 2000 and office building acquisitions made during 1999.

         Funds from operations for the nine months ended September 30, 2000, were $139.1 million, or $1.05 per basic share, and $143.9 million, or $1.09 per basic share, for the 1999 pro forma period. Diluted funds from operations for the nine months ended September 30, 2000, were $151.2 million, or $1.05 per diluted share, and $156.0 million, or $1.09 per diluted share, for the 1999 pro forma period.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were $2.9 billion at September 30, 2000, compared to $3.0 billion at December 31, 1999.

         During the nine months ended September 30, 2000, we sold one office property and two parcels of land for net cash proceeds of $11.8 million and recognized gains of $6.6 million. Incident to one of these land sales we provided a $1.3 million mortgage loan secured by the land which is payable in full on May 5, 2001. The loan bears interest at 10% payable quarterly in arrears. During July 2000 we foreclosed on a $2.4 million mortgage receivable secured by one senior housing property located in Arleta, California. The carrying value of this defaulted mortgage note had previously been partially reserved. In November 2000 we sold this property to SNH at its appraised value of $2.3 million, and sold one office property located in New York City to a third party for $128.0 million. We also funded $12.6 million of improvements to our existing properties, received $15,000 of regularly scheduled principal payments and received a $3.5 million principal repayment of a mortgage secured by one property.

         At September 30, 2000, we owned 12.8 million, or 49.4%, of the common shares of beneficial interest of SNH with a carrying value of $195.8 million and a market value of $119.3 million, and 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $106.6 million and a market value of $93.5 million.

         On July 11, 2000, we announced our new distribution rate of $0.20 per share per quarter ($0.80 per share per year). This new rate represented a reduction from the distribution rate we previously paid of $0.32 per share per quarter ($1.28 per share per year). The previous distribution rate was set in 1999 when we distributed to shareholders a majority interest in our subsidiary SNH, which owns nursing homes and other senior living properties. Two nursing home company tenants of SNH that were responsible for about half of SNH rents filed for bankruptcy in early 2000, and, in April 2000, SNH reduced its distribution rate. As a result, the distributions which we receive from our retained minority interest in SNH were reduced by over $15 million per year. Effective July 1, 2000, SNH assumed operating responsibility for over 50 nursing homes formerly leased by it, and it is unclear how successful those future operations may be. Our Board of Trustees adopted what it believes is a conservative distribution pay out percentage of cash flow at least until the future direction of SNH is clarified and the results of our current property sales efforts discussed below are known.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         In April 2000 we retired $27.5 million of our Reset Notes at their par value and in July 2000 we completed our optional redemption of the remaining $222.5 million of outstanding Reset Notes which bore interest at a rate subject to periodic resets, at a spread over LIBOR (effective rate of 7.52% per annum immediately prior to the redemption date). The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded with drawings at an effective interest rate of 7.38% under our $500 million revolving bank credit facility, which matures in April 2002. In connection with the final redemption of our Reset Notes, we recognized an extraordinary loss of $1.2 million from the write-off of deferred financing fees.

         In July and September 2000 we issued unsecured senior notes totaling $50 million in two separate transactions, raising net proceeds of $49.6 million. The notes bear interest at rates ranging from 8.625% to 8.875% and mature in 2010. Net proceeds from the notes were used to repay amounts outstanding under our revolving bank credit facility.

         At November 9, 2000, we had approximately $11 million of cash and cash equivalents, $180 million outstanding and $320 million available for borrowing under our bank credit facility, and $2.5 billion available on our $3 billion effective shelf registration statement.

         In December 1999 we announced our intention to sell approximately $150-$160 million of properties during 2000. During 2000 through November 9th, we have sold properties for approximately $143 million. As of November 9, 2000, we have entered contracts or letters of intent to sell additional properties for approximately $69 million. These contracts and letters of intent are subject to conditions and contingencies and there can be no assurance if and when these additional sales will be completed.

         In December 1999 we also announced that we were exploring creating joint venture investments pursuant to which we might receive net proceeds of $200 million or more from the sale of partial interests in some of our properties. We have had discussions with several investors concerning joint ventures but to date we have not concluded any mutually acceptable arrangements. Although some of these discussions are continuing, we do not believe that we will realize any joint venture proceeds during 2000.

         In December 1999 we announced that our Board of Trustees had authorized share repurchases for up to 14 million common shares. Although this share repurchase authorization remains effective, in July 2000 we announced that our priority use of cash proceeds from property sales or new financing will be to pay debts which mature within the next few years. Accordingly, we have not repurchased any shares during 2000 and we are not committed to purchase any preset amount of shares during 2000. Any future determination to repurchase shares will be dependent upon the amounts of property sales proceeds, our ability to pay or refinance our schedule of debt maturities and upon market conditions.

         We have recently issued $50 million of unsecured, 10-year notes and we are now exploring the possibility of issuing additional amounts of long-term debt including secured debt. Most of our properties are currently unencumbered, and we believe issuance of secured debt may be the least costly way for us to refinance some short term debt maturities, especially if properties which are encumbered are those we expect to own for extended times.

         There can be no assurances that debt or equity financing will be available to refinance our debt maturities or fund future growth, but we do expect that financing will be available. As of September 30, 2000, our debt as a percentage of total book capitalization was approximately 48%.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1999. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure will be managed in the near future. At September 30, 2000, our total outstanding fixed rate debt consisted of the following:

               Amount                    Coupon                   Maturity
Unsecured senior notes:
              $40.0 million                7.25%                    2001
              160.0 million               6.875%                    2002
              150.0 million                6.75%                    2002
              164.9 million                7.50%                    2003
              100.0 million                 6.7%                    2005
               90.0 million               7.875%                    2009
               30.0 million               8.875%                    2010
               20.0 million               8.625%                    2010
               65.0 million               8.375%                    2011
              143.0 million                 8.5%                    2013
Secured notes:
               $3.5 million                9.12%                    2004
               11.0 million                8.40%                    2007
               17.5 million                7.02%                    2008
               11.8 million                8.00%                    2008
               10.3 million                7.66%                    2009

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $4.8 million. The secured notes are secured by 11 of our office properties and require principal and interest payments through maturity.

         The market prices, if any, of each of our fixed rate obligations as of September 30, 2000, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at September 30, 2000, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $40.0 million.

         Each of our obligations for borrowed money has provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in some cases we are allowed to make prepayments only at a premium to face value. In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.

                              HRPT PROPERTIES TRUST

         At September 30, 2000, we had a $500 million unsecured bank credit facility that was subject to floating interest rates. Because our bank credit facility is at a floating rate, changes in interest rates will not affect its value. However, changes in interest rates will affect our operating results. For example, the interest rate payable on outstanding borrowings under our bank credit facility of $351 million at September 30, 2000, was 7.4% per annum. An immediate 10% change in that interest rate, or 74 basis points, would increase or decrease our costs by $2.6 million, or $0.02 per share per year:

                                  Impact of Changes in Interest Rates
                         ---------------------------------------------------
                                       (dollars in thousands)
                                                              Total Interest
                         Interest Rate       Outstanding       Expense Per
                            Per Year            Debt              Year
                         ---------------    -------------    ---------------
At September 30, 2000           7.40%         $351,000           $25,974
10% reduction                   6.66%          351,000            23,377
10% increase                    8.14%          351,000            28,571

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

         During the past year, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. As of September 30, 2000, we had not purchased an interest rate cap or other hedge to protect against future rate increases. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

                              HRPT PROPERTIES TRUST

Part II  Other Information

Item 1.  Legal Proceedings

         In April 2000 the arbitration panel issued an award in the arbitration proceeding described in Item 3 of our 1999 Annual Report on Form 10-K, which arose following our commencement in 1995 of an action in Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor. In its award the arbitration panel dismissed all claims against us and awarded us $3.2 million in connection with the indemnity claims. We negotiated with representatives of this former tenant and collected $2.5 million of the $3.2 million award plus accrued interest as full settlement of the indemnity claims in July 2000. Item 3 of the Annual Report also referred to two related cases filed against us and others by creditors or assignees of the former tenant. One of these two cases has been dismissed without any award being made against us. The second case remains pending and we cannot predict the outcome of that proceeding.

Item 2.  Changes in Securities

         On August 1, 2000, pursuant to our Incentive Share Award Plan, we granted 13,000 common shares to our officers and certain employees of RMR, each valued at $6.625 per common share, the closing price of the common shares on the New York Stock Exchange on August 1, 2000. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

          4.1 Supplemental Indenture No. 8 dated as of July 31, 2000 between HRPT Properties Trust and State Street Bank and Trust Company pertaining to $30,000,000 in aggregate principal amount of 8.875% Senior Notes due 2010 (filed herewith).

          10.1 Second Amendment to Loan Agreement dated as of October 24, 2000 among HRPT Properties Trust, the financial institutions listed on the signature pages thereof, Dresdner Kleinwort Benson North America LLC and Fleet National Bank (filed herewith).

          27.  Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K:

          1. Current Report on Form 8-K, dated July 10, 2000, relating to, (a) the Company's new distribution rate, (b) the status of the Company's business initiatives, and (c) the Company's redemption of Remarketed Reset Notes (Item 5).

          2. Current Report on Form 8-K, dated July 25, 2000, filing as exhibits, (a) Form of Purchase Agreement dated as of July 25, 2000 between HRPT Properties Trust and Donaldson, Lufkin & Jenrette Securities Corporation pertaining to $30,000,000 in aggregate principal amount of 8.875% Senior Notes due 2010, (b) Form of Supplemental Indenture No. 8 dated as of July 31, 2000 between HRPT Properties Trust and State Street Bank and Trust Company pertaining to $30,000,000 in aggregate principal amount of 8.875% Senior Notes due 2010, (c) Opinion of Sullivan & Worcester LLP re: tax matters, (d) Computation of Ratio of Earnings to Fixed Charges, and (e) Consent of Sullivan & Worcester LLP (Item 7).

          3. Current Report on Form 8-K, dated September 28, 2000, relating to, (a) an updated description of the Maryland "control share acquisition" statute, and (b) filing as exhibits, (1) Purchase Agreement dated as of September 28, 2000 between HRPT Properties Trust and First Union Securities, Inc. pertaining to $20,000,000 in aggregate principal amount of 8.625% Senior Notes due 2010,
               (2) Supplemental Indenture No. 9 dated as of September 29, 2000 between HRPT Properties Trust and State Street Bank and Trust Company pertaining to $20,000,000 in aggregate principal amount of 8.625% Senior Notes due 2010, (3) Opinion of Sullivan & Worcester LLP re: tax matters, (4) Computation of Ratio of Earnings to Fixed Charges, and (5) Consent of Sullivan & Worcester LLP (Items 5 and 7).

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS foRM 10-Q AND INCLUDE REFERENCES TO EXPECTED PROPERTY SALES, PROCEEDS OF POSSIBLE JOINT VENTURES, DEBT FINANCING POSSIBILITIES, POSSIBLE SHARE REPURCHASES AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE TO CONCLUDE PROPERTY SALES OR DEBT FINANCINGS ON ACCEPTABLE TERMS. SIMILARLY WE MAY DECIDE TO REPURCHASE SHARES AT ANY TIME OR WE MAY DECIDE NEVER TO DO SO. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

                              HRPT PROPERTIES TRUST


                              By:      /s/ John A. Mannix
                                       John A. Mannix
                                       President and Chief Operating Officer
                                       Dated:  November 14, 2000

                              By:      /s/ John C. Popeo
                                       John C. Popeo
                                       Treasurer and Chief Financial Officer
                                       Dated:  November 14, 2000