Form 10-K405
period 2000-12-31
HRPT PROPERTIES TRUST
filed 2001-03-30
CIK 803649

HRPT PROPERTIES TRUST


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       OR

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

           Securities registered pursuant to Section 12(b) ofthe Act:

                                                                    Name of exchange on
                  Title of each class                                 which registered
-----------------------------------------------------------------------------------------

            Common Shares of Beneficial Interest                  New York Stock Exchange
     7.25% Convertible Subordinated Debentures due 2001           New York Stock Exchange
7.50% Convertible Subordinated Debentures due 2003, Series A      New York Stock Exchange
   9 7/8% Series A Cumulative Redeemable Preferred Shares         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting common stock of the registrant held by non-affiliates was $1.1 billion based on the $8.16 closing price per common share for such stock on the New York Stock Exchange on March 26, 2001. For purposes of this calculation, 1,000,000 shares held by Senior Housing Properties Trust, and an aggregate of 1,275,150 shares held directly or by affiliates of the Trustees and executive officers of the registrant, have been included in the number of common shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $0.01 par value ("Shares"), outstanding as of March 30, 2001: 130,965,147.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is to be incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 8, 2001.

CERTAIN IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K regarding our intent, belief or expectations with respect to possible sales of properties, possible joint ventures, possible share buy-backs, expansion of our portfolio, our ability to pay distributions, policies and plans regarding investments, financings, our tax status as a real estate investment trust and our access to debt or equity capital markets or to other sources of funds. Readers are cautioned that any such forward looking statements are not guarantees of future events and involve risks and uncertainties and that actual events and results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include the status of the economy, property market conditions, competition, and changes in federal, state and local legislation. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.

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


                                              HRPT PROPERTIES TRUST
                                           2000 FORM 10-K ANNUAL REPORT


                                                Table of Contents

                                                      Part I
                                                                                                            Page

Item 1.           Business........................................................................            1
Item 2.           Properties......................................................................           18
Item 3.           Legal Proceedings...............................................................           19
Item 4.           Submission of Matters to a Vote of Security Holders.............................           19

                                                        Part II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters............           19
Item 6.           Selected Financial Data.........................................................           21
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................           22
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk......................           28
Item 8.           Financial Statements and Supplementary Data.....................................           29
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..................................................................           29

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

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 8, 2001, to be filed pursuant to Regulation
                      14A.

                                                        Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.................           29


         References in this Annual Report on Form 10-K to the "Company", "HRP", "we" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I
Item 1.  Business

         The Company. HRPT Properties Trust ("HRP", the "Company", "we" or "our") was organized on October 9, 1986, as a Maryland real estate investment trust ("REIT"). We invest in office buildings.

         As of December 31, 2000, we owned 191 office properties for a total investment of $2.5 billion at cost and a depreciated book value of $2.4 billion. In addition, we own minority equity positions in two former subsidiary REITs which are now separately listed on the New York Stock Exchange; Hospitality Properties Trust ("HPT") and Senior Housing Properties Trust ("SNH"). At December 31, 2000, the carrying book values of our equity ownership of HPT and SNH was $106.0 million and $208.1 million, respectively, and the market value of these equity positions was $90.5 million and $119.3 million, respectively.

         Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

         Investment Policy and Method of Operation. Our investment goals are current income for distribution to shareholders, capital growth from appreciation in the residual value of owned properties, and preservation and protection of shareholders' capital. Our income is derived primarily from rent.

         Our day to day operations are conducted by REIT Management & Research, Inc. ("RMR"), our investment manager. RMR provides investment advice, property management and administrative services to us. RMR originates and presents investment and sales opportunities to our Board of Trustees. In evaluating potential investments and asset sales, we consider factors such as: the historical and projected rents received and likely to be received from the property, the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties; the growth, tax and regulatory environments of the market in which the property is located; the quality, experience, and credit worthiness of the property's tenants; an appraisal of the property, if available; occupancy and demand for similar properties in the same or nearby markets; the construction quality, physical condition and design of the property; the geographic area and type of property; and the pricing of comparable properties as evidenced by recent arms length market sales.

         Our investments are generally structured as purchases. However, we have in the past and may in the future structure some acquisitions as mergers or partnerships.

         In connection with our current revolving bank credit facility, we have agreed to obtain lender approval before exceeding investment concentrations based on certain criteria. No limits, other than those imposed by our revolving bank credit facility, have been set on the number of properties in which we may invest, or on the concentration of investments involving any one property or geographical area; however, our Board of Trustees consider concentration of investments in determining whether to make new investments.

         We have in the past considered and may in the future consider, from time to time, the acquisition of or merger with other companies; however, we have no present agreements or understandings concerning any such acquisition or merger.

         Borrowing Policy. In addition to the use of equity, we utilize short-term and long-term borrowings to finance investments. We currently have a revolving bank credit facility of $500 million. The revolving bank credit facility (which is guaranteed by most of our subsidiaries) is used for acquisition funding on an interim basis until equity or long-term debt is raised and for working capital and general business purposes. No amounts were outstanding at December 31, 2000, under our revolving bank credit facility.

         The borrowing guidelines established by our Board of Trustees and covenants in various debt agreements prohibit us from maintaining a debt to equity ratio of greater than 1 to 1. At December 31, 2000, our debt to equity ratio was .85 to 1. Covenants in our various debt obligations and our Declaration of Trust also limit our ability to borrow.

         We are currently in the process of negotiating a new revolving bank credit facility. In March 2001 we accepted an underwriting commitment from First Union National Bank of Charlotte, North Carolina ("First Union") for a new $400 million unsecured revolving bank credit facility which will expire in April 2005. This revolving bank credit facility includes an accordion feature which allows it to be expanded, in certain circumstances, by up to $200 million. This revolving bank credit facility will replace our existing unsecured revolving bank credit facility of $500 million which matures in April 2002. We regularly try to limit our short-term maturities and we currently believe that market conditions are appropriate to arrange a new revolving bank credit facility at this time. We also expect the accordion feature of the new revolving bank credit facility may allow us to achieve greater financial flexibility at a lesser cost than our existing revolving bank credit facility. The First Union underwriting commitment is subject to various conditions and contingencies, including mutually acceptable documentation. We understand that First Union is now in the process of arranging syndication of this revolving bank credit facility. The final terms of this revolving bank credit facility and the identity of participating banks will be announced when this new revolving bank credit facility closes, which is expected to be in April 2001.

Business Developments Since January 1, 2000

Investments

         We did not acquire any new properties during 2000.

Financing

         We issued $30 million of 8.875% senior notes due 2010 in July 2000 and $20 million of 8.625% senior notes due 2010 in September 2000, raising aggregate net proceeds of $49.6 million. We also issued $304 million of mortgage notes secured by seven office complexes in December 2000. These mortgage notes have an effective interest rate of 7.5% and mature in 2011 and 2029. Net proceeds from the unsecured senior notes and the secured mortgage notes payable were used to repay amounts then outstanding under our revolving bank credit facility and for general business purposes.

         In April 2000 we retired $27.5 million of Remarketed Reset Notes (the "Reset Notes"), and in July 2000 we completed our optional redemption of the remaining $222.5 million of Reset Notes, which bore interest at a rate subject to periodic resets, at a spread over LIBOR. The effective interest rate immediately prior to the redemption dates was 7.52% per annum. The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded by drawings under our revolving bank credit facility. In connection with the final redemption, we recognized an extraordinary loss of $1.2 million from the write-off of deferred financing fees.

         During 2000 we repurchased $2.3 million of our convertible subordinated debentures due 2003 for $2.2 million and recognized an extraordinary gain of $116,000. In February 2001 we called for redemption all of our then outstanding convertible subordinated debentures. Forty million dollars of 7.25% convertible subordinated debentures due in October 2001 were redeemed at par in February 2001. The remaining $162 million of these convertible subordinated debentures due in October 2003 are expected to be redeemed in late March 2001. To fund these redemptions, we expect to use cash on hand and a portion of the net proceeds from our preferred share offering discussed below.

         In February 2001 we issued 8,000,000 shares of series A cumulative redeemable preferred shares. The sales price was $25.00 per share and the dividend yield is 9 7/8% per annum ($2.46875 per share per year) payable quarterly in equal installments on February 15, May 15, August 15 and November 15 of each year. Net proceeds from this offering have been used, or are expected to be used about half to redeem our outstanding convertible subordinated debentures which have been called at par and about half to repurchase some of our outstanding common shares. Common share repurchases are expected to be done, or have been done in market transactions or in privately negotiated transactions, but we are unsure what quantity of our common shares will be available at acceptable prices. Our Board of Trustees recently renewed its authorization to repurchase up to 14 million common shares. To the extent that proceeds of this offering are not used to repurchase our common shares they may be used for general business purposes, including repayment of other debt. We have not disclosed what price we consider acceptable to repurchase our common shares and that price may vary over time. No time period for the repurchase of our common shares has been established. Our series A cumulative redeemable preferred shares are listed on the New York Stock Exchange.

         During February and March 2001 we repurchased 983,700 of our common shares for $7.8 million, including transaction costs.

Other Developments

         During 2000 we sold four office properties and three land parcels for net cash proceeds of $152.3 million and recognized gains of $24.6 million. In connection with these sales, we provided a $1.3 million mortgage loan secured by one parcel of land. This real estate mortgage bears interest at 10.0% payable quarterly in arrears and matures in May 2001. We also sold one property acquired during 2000 through foreclosure of a $2.4 million mortgage loan. This property was sold to SNH at its appraised value of approximately $2.3 million, and no gain or loss was recognized on this sale since the carrying value of this defaulted mortgage loan had previously been partially reserved.

Our Investment Manager

         RMR is a Delaware corporation owned by Gerard M. Martin and Barry M. Portnoy, our Managing Trustees. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is
(617) 928-1300. RMR provides investment advice, property management services and administrative services to us. In addition, an affiliate of RMR also provides garage management services to one of our properties. RMR also acts as the investment manager to HPT and SNH and has other business interests. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of RMR are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John C. Popeo, Treasurer, and John A. Mannix, David M. Lepore, Thomas M. O'Brien, Jennifer B. Clark and Evrett W. Benton, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our Managing Trustees and John A. Mannix, John C. Popeo, David M. Lepore and Jennifer B. Clark are our officers.

Employees

         As of March 26, 2001, we had no employees; RMR, which administers our day-to-day operations, had approximately 200 full-time employees.

Competition.

         Investing in and operating office buildings is a very competitive business. We compete against other REITs, numerous financial institutions and numerous individuals and public and private companies who are actively engaged in this business. We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of this business.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax consequences is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

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

The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not sought a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" for federal income tax purposes is:

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

Taxation as a REIT

         We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1987. Our REIT election, assuming continuing compliance with the qualification tests summarized below, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2000 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

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

     o As explained below, effective for our taxable year 2001 and thereafter, we are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary of ours will be taxed on its net income as a C corporation that is separate from us, and will be subject to limitations on the deductibility of interest expense paid to us. If it is determined that transactions between and among us, our tenants, and our taxable REIT subsidiaries are not at arm's length we will be subject to a 100% tax on redetermined rents, deductions and excess interest expense.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax except to the extent of taxes due on "taxable REIT subsidiary" income if any, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify or elect not to qualify as a REIT in any taxable year, then we will be subject to federal tax in the same manner as an ordinary corporation. Any distributions to our shareholders in a year in which we fail to qualify as a REIT will not be deductible by us, nor will these distributions be required under the Internal Revenue Code. In that event, to the extent of our current and accumulated earnings and profits, any distributions to our shareholders will be taxable as ordinary dividend income and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 2000, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as satisfying condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         For purposes of condition (6) above, REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends received from the REIT.

         Our Wholly-Owned Subsidiaries and Our Investments through Partnerships. Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation for federal tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         We have invested and may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Taxable REIT Subsidiaries. Effective for taxable year 2001 and thereafter, we are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

         (1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares,

         (2)      join with us in making a taxable REIT subsidiary election,

         (3) not directly or indirectly operate or manage a lodging facility or a health care facility, and

         (4) not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility.

In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries, if any, have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

         Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can undertake third-party management and development activities and activities not related to real estate.

         Restrictions are imposed on taxable REIT subsidiaries so as to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

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

     o Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares that could result in disqualification as a REIT under the Internal Revenue Code and permits our trustees to repurchase the shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent REIT status under the Internal Revenue Code from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

     o For our 2001 taxable year and thereafter, there is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

     o In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in
          Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

     o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio will be determined by reference to fair market values rather than tax bases.

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

         Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

     o own our assets for investment with a view to long-term income production and capital appreciation;

     o engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

     o make occasional dispositions of our assets consistent with our long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year under certain relief provisions. Even if these relief provisions did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

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

     o Of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

     o For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

     Our Investment in Senior Housing Properties Trust. We continue to own a minority of SNH shares, and we expect SNH to qualify as a REIT under the Internal Revenue Code. For any of our taxable years in which SNH qualifies as a REIT, our investment in SNH will count favorably toward the REIT asset tests and the dividends we receive from SNH will count as qualifying income under both REIT gross income tests. However, because we do not and cannot control SNH's compliance with the federal income tax requirements for REIT qualification, we intend to annually join with SNH in filing a protective taxable REIT subsidiary election under Section 856(l) of the Internal Revenue Code, effective January 1 of each year. A protective taxable REIT subsidiary election has already been filed with respect to our 2001 taxable year, effective January 1, 2001. Pursuant to these annual, protective taxable REIT subsidiary elections, we believe that SNH would, if it were not a REIT, be considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that SNH's failure to qualify as a REIT would not jeopardize our own qualification as a REIT.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

     (A) the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

     (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

Prior to our 2001 taxable year, the preceding 90% percentages were 95%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and if the dividend is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

         If we do not have enough cash or other liquid assets to meet the 95% or 90% distribution requirements, we may find it necessary to arrange for new debt or equity financing or sell properties to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

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

Taxation of Tax-Exempt Shareholders

         In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code.

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

         In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

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

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 2000, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we or the applicable withholding agent receives certification from the shareholder of its non-U.S. shareholder status. In some instances, these certification requirements are more burdensome than those applicable under prior Treasury regulations. These new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These new Treasury regulations encouraged non-U.S. shareholders and withholding agents to use the new IRS Forms W-8 series, rather than the predecessor IRS Forms W-8, 1001, and 4224, and require use of the IRS Forms W-8 series for payments made after December 31, 2000.

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

If the U.S. shareholder does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

         You should recognize that our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions either directly or indirectly affecting us and our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above. For example, if a state has not updated its REIT taxation provisions to permit taxable REIT subsidiaries, then our use of a taxable REIT subsidiary may disqualify us from favorable taxation as a REIT in that state.

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

         Each class of our shares, that is, our common shares and any class of preferred shares that we have issued or may issue, must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. Our common shares and our preferred shares have been widely held and we expect our common shares and our preferred shares to continue to be widely held. We expect the same to be true of any additional class of preferred stock that we may issue, but we can give no assurance in that regard.

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

Item 2.  Properties

         General. At December 31, 2000, approximately 89% of our total investments were in office buildings, 4% were in hotels through our equity investment in HPT and 7% were in senior housing properties through our equity investment in SNH. We believe that the physical plant of each of the properties in which we have invested is suitable and adequate for our present and any currently proposed uses. At December 31, 2000, we had real estate investments totaling $2.5 billion at cost in 191 office properties that were leased to or operated by approximately 900 tenants, plus equity investments of approximately $106.0 million (carrying value) and $208.1 million (carrying value) in approximately 7.1% and 49.4% of the common shares of HPT and SNH, respectively. At December 31, 2000, HPT owned 222 hotel properties and SNH owned 86 senior housing properties. At December 31, 2000, 12 office complexes we owned comprised of 25 properties with an aggregate cost of $627.9 million were secured by mortgage notes payable aggregating $357.3 million which, net of unamortized discounts, amounted to $343.1 million.

         The following table summarizes some information about our properties as of December 31, 2000. All dollar amounts are in thousands.

REAL ESTATE OWNED AT DECEMBER 31, 2000:

                                          Number of          Investment
Location                                  Properties           Amount             Net Book Value            Rent (1)
--------------------------------------------------------------------------------------------------------------------
Office Properties:
Alaska                                        1                 $1,003                   $926                   $458
Arizona                                       6                 51,790                 49,156                  6,795
California                                   15                246,479                225,490                 36,321
Colorado                                      4                 47,422                 45,173                  7,115
Connecticut                                   2                 14,426                 13,604                  2,446
Delaware                                      2                 58,978                 56,052                  7,506
District of Columbia                          5                209,100                193,335                 27,814
Florida                                       4                 11,619                 10,874                  1,223
Georgia                                       1                  2,992                  2,765                    473
Kansas                                        1                  6,269                  5,727                  1,661
Maryland                                      8                164,571                152,566                 23,134
Massachusetts                                31                188,181                171,605                 28,667
Minnesota                                    14                115,840                111,000                 19,430
Missouri                                      1                  7,786                  7,191                    892
New Hampshire                                 1                 22,161                 21,351                  2,501
New Jersey                                    4                 29,980                 28,301                  4,264
New Mexico                                    6                 30,292                 28,852                  5,284
New York                                     10                166,405                157,909                 27,571
Ohio                                          1                 15,279                 14,404                  2,215
Oklahoma                                      6                 46,304                 43,743                  4,478
Pennsylvania                                 26                606,368                570,167                 93,886
Rhode Island                                  1                  8,010                  7,335                    807
Tennessee                                     1                 22,841                 21,571                  3,200
Texas                                        30                366,843                348,513                 61,203
Virginia                                      6                 68,378                 64,503                 10,328
Washington                                    2                 21,431                 19,786                  2,530
West Virginia                                 1                  4,933                  4,557                    699
Wyoming                                       1                 10,342                  9,552                  1,303
                                      ------------------------------------------------------------------------------
    Total Real Estate                       191             $2,546,023             $2,386,008               $384,204
                                      ==============================================================================

(1)      Amounts represent income from properties owned for the full 12 months ended December 31, 2000.

Item 3.  Legal Proceedings

         As previously disclosed, in early 1995 we commenced an action in a Florida state court to collect on a secured indemnity agreement from a former tenant and mortgagor (the "Former Tenant"). In May 1995 the Former Tenant filed a counterclaim and third-party complaint against us and others, including our Managing Trustees, Messrs. Martin and Portnoy, seeking, among other things, to set aside the indemnity agreement and to recover substantial damages. After a Massachusetts state court ordered the dispute to arbitration and the Florida court stayed further proceedings pending arbitration, the Former Tenant brought a separate action against us in the United States District Court for the District of Massachusetts and realleged many of the same charges made in the counterclaims and third-party complaints and added allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated thereunder and violations of 18 U.S.C. ss. 1962 (RICO). In September 1996 the United States District Court for the District of Massachusetts ordered all disputes between the Former Tenant and us referred to arbitration.

         During the arbitration all claims of the Former Tenant against us were dismissed without trial, except for one claim for common law fraud. In 2000 this claim was tried to conclusion and a final judgment was entered in the arbitration and by the United States District Court for Massachusetts. In this judgment all claims against us and against Messrs. Martin and Portnoy were dismissed and the Former Tenant was ordered to pay us $3.2 million. In July 2000 we accepted an immediate cash payment of $2.5 million in final settlement of this judgment. During the pendency of this case the Former Tenant sought and achieved publicity for his unproven claims and two creditors of the Former Tenant brought separate actions against us in the Massachusetts State courts which alleged that our actions with the Former Tenant had damaged them. During 2000 one of these state court cases was dismissed pre-trial without any award against us. In January 2001 we paid $375,000 to settle the second state court action, which amount we believe would have been approximately equal to our additional costs to try this case to a successful conclusion. There are no further actions pending against us or against Messrs. Martin and Portnoy by this Former Tenant, his creditors or anyone claiming through them.

         In the ordinary course of our business we are occasionally involved in litigation. At this time we know of no pending or threatened litigation, the result of which is likely to have a material impact upon us.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

         Our common  shares are traded on the New York Stock  Exchange  (symbol:
HRP). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports. Common share prices on or before October 13, 1999, have not been restated to reflect the spin-off of SNH.

                                         High                     Low
                                         ----                     ---
1999
        First Quarter                   $15.00                  $13.00
        Second Quarter                   15.56                   13.31
        Third Quarter                    15.13                   11.25
        Fourth Quarter                   12.13                    7.44

2000
        First Quarter                    10.44                    7.63
        Second Quarter                    8.69                    6.50
        Third Quarter                     7.19                    6.44
        Fourth Quarter                    7.94                    6.19

         The closing price of our common shares on the New York Stock Exchange on March 26, 2001, was $8.16.

         As of March 26, 2001, there were 4,650 holders of record of our common shares, and we estimate that as of that date there were in excess of 97,000 beneficial owners of our common shares.

         Common share distributions declared with respect to each period for the two most recent fiscal years are set forth in the following table. Distributions are generally paid in the quarter following the quarter to which they relate.

                                                 Distribution
                                                   Per Share
                                                 ------------
1999
     First Quarter                                  $0.38
     Second Quarter                                  0.38
     Third Quarter                                   0.32
     Fourth Quarter                                  0.32

2000
     First Quarter                                   0.32
     Second Quarter                                  0.20
     Third Quarter                                   0.20
     Fourth Quarter                                  0.20

         All common share distributions declared have been paid. We intend to continue to declare and pay future distributions on a quarterly basis. In addition to the distributions shown above, a non-cash distribution of one-tenth share of SNH was made with respect to each of our common shares during the fourth quarter of 1999 to effect the spin-off of a majority of our ownership in SNH.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually are equal to at least 95% (90% after January 1, 2001) of our taxable income. All distributions made by us are at the discretion of the Trustees and depend on our earnings, our cash flow available for distribution, our financial condition and other factors that the Trustees deem relevant.

Item 6.  Selected Financial Data

         Set forth below is selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

Income Statement Data:                                                Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                 2000           1999           1998            1997            1996
                                             ------------------------------------------------------------------------
Total revenues                                 $405,006       $427,541       $356,554       $208,863        $120,183
Income before gain on sale of
   properties and extraordinary item            118,791        105,555        146,656        112,204          77,164
Income before extraordinary item                143,366        113,862        146,656        115,102          77,164
Net income                                      142,272        113,862        144,516        114,000          73,254
Funds from operations - basic (1)               183,947        224,816        211,715        146,312          99,106
Funds from operations - diluted (1)             200,098        240,975        227,904        162,738         103,253
Distributions declared (2)                      121,385        410,152        190,341        144,271          94,299

Weighted average shares outstanding             131,937        131,843        119,867         92,168          66,255

Per basic common share amounts:
   Income before gain on sale of
     properties and extraordinary item            $0.90          $0.80          $1.22          $1.22           $1.16
   Income before extraordinary item                1.09           0.86           1.22           1.25            1.16
   Net income                                      1.08           0.86           1.21           1.24            1.11
   Funds from operations - basic (1)               1.39           1.71           1.77           1.59            1.50
   Funds from operations - diluted (1)             1.39           1.68           1.74           1.57            1.49
   Distributions declared (2)                      0.92           3.05           1.52           1.46            1.42

Balance Sheet Data:                                                     At December 31,
                                             ------------------------------------------------------------------------
                                                 2000           1999           1998            1997            1996
                                             ------------------------------------------------------------------------
Real estate properties, at cost              $2,546,023     $2,656,344     $2,956,482     $1,969,023      $1,005,739
Real estate mortgages receivable, net             6,449         10,373         69,228        104,288         150,205
Equity investments                              314,099        311,113        113,234        113,654         105,422
Total assets                                  2,900,143      2,953,308      3,064,057      2,135,963       1,229,522
Total indebtedness                            1,302,950      1,349,890      1,132,081        787,879         492,175
Total shareholders' equity                    1,529,212      1,522,467      1,827,793      1,266,260         708,048

(1) Funds From Operations ("FFO") as defined in the White Paper on Funds From Operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 and as clarified from time to time, is "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT including adjustments for our pro rata share of FFO of HPT and SNH, but excluding unusual and non-recurring items, certain non-cash items, and gains on sales of undepreciated properties, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.
(2) Includes a non-recurring distribution of shares of SNH in 1999. Regular cash distributions declared with respect to 1999 were $184,665, or $1.40 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K.

         This discussion includes references to Funds from Operations ("FFO"). FFO, as defined in the White Paper on Funds From Operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 and as clarified from time to time, is "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT including adjustments for our pro rata share of FFO of Hospitality Properties Trust ("HPT") and Senior Housing Properties Trust ("SNH"), but excluding unusual and non-recurring items, certain non-cash items, and gains on sales of undepreciated properties, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

RESULTS OF OPERATIONS

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000, decreased to $405.0 million from $427.5 million for the year ended December 31, 1999. Rental income decreased by $15.2 million and interest and other income decreased by $7.3 million. Rental income decreased due to the spin-off of SNH in October 1999, offset by an increase from acquisitions made during 1999. Interest and other income decreased primarily as a result of the spin-off of SNH in 1999. Revenues from our office segment increased $53.8 million and revenues from our senior housing segment decreased $76.2 million. The increase in revenues from our office segment is due to office building acquisitions made during 1999. The decrease in revenues from our senior housing segment is due to the spin-off of SNH and the sale of some properties in 1999.

         Total expenses for the year ended December 31, 2000, increased to $320.1 million from $319.7 million for the year ended December 31, 1999. Operating expenses increased by $22.6 million primarily as a result of our increased investment in "gross leased" office buildings during 1999. Interest expense increased to $100.1 million for the year ended December 31, 2000, from $87.5 million for the year ended December 31, 1999, mainly due to greater borrowings outstanding during 2000 compared to 1999, and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization and general and administrative expenses decreased in 2000 from 1999 as a result of the spin-off of SNH in 1999 and some property sales in 2000, offset by acquisitions made during 1999. Included in total expenses for 1999 are unusual and non-recurring items aggregating $23.7 million: $16.7 million represents SNH transaction costs, and $7.0 million represents the write-down to net realizable value of the carrying value of two real estate mortgages receivable retained by us after the spin-off and the carrying value of other assets.

         On October 12, 1999, we spun-off 50.7% of our 100% owned subsidiary, SNH, by distributing 13.2 million common shares of SNH to our shareholders of record on October 8, 1999. SNH is a real estate investment trust with approximately 26 million common shares outstanding that owns senior housing real estate. At December 31, 2000, SNH had investments in 86 assisted living, congregate care and nursing home properties. Since the spin-off, our investment in SNH has been accounted for using the equity method. Prior to the spin-off, the operating results and investments of SNH were included in our results of operations and total assets. At December 31, 2000, we owned 12.8 million, or 49.4%, of the common shares of beneficial interest of SNH with a carrying value of $208.1 million and a market value of $119.3 million. Equity in earnings of equity investments increased in 2000 by $35.5 million primarily as a result of the spin-off of SNH. For the year ended December 31, 2000, our equity in earnings from SNH included $300,000 representing our share of net gain recognized by SNH from the settlement of tenant bankruptcies, $13.5 million representing our share of gain recognized by SNH on the sale of properties during 2000 and $1.7 million representing our share of non-recurring general and administrative expenses arising from tenant

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

bankruptcies and foreclosures. The 1999 period includes a loss of $14.8 million representing our share of impairment losses recognized by SNH.

         During the year ended December 31, 2000, we recognized gains on the sale of four office properties and three land parcels totaling $24.6 million. During 1999 we recognized gains on the sale of 14 properties totaling $8.3 million. During 2000 we also incurred a $1.1 million extraordinary loss from the write-off of deferred financing fees in connection with the redemption of all of our Remarketed Reset Notes (the "Reset Notes") and the repurchase of some of our convertible subordinated debentures due 2003.

         Net income increased to $142.3 million, or $1.08 per basic and diluted share for the 2000 period, from $113.9 million, or $0.86 per basic and diluted share, for the 1999 period. The increase in net income is due primarily to the increase in equity in earnings of SNH, the gain from 2000 property sales and office building acquisitions made during 1999, offset by the spin-off of SNH in 1999 and unusual and non-recurring items recognized in 1999.

         Funds from operations for the year ended December 31, 2000, were $200.1 million, or $1.39 per diluted share, compared to $241.0 million, or $1.68 per diluted share, in 1999. The decrease is primarily the result of the spin-off of SNH, offset by office building acquisitions made during 1999. Funds from operations for 1999 excludes spin-off transaction costs of $16.7 million and the write-down in the carrying value of nursing home mortgages and other assets of $7.0 million. Cash distributions declared for the years ended December 31, 2000 and 1999 were $121.4 million, or $0.92 per share, and $184.7 million, or $1.40 per share, respectively. Distributions paid in the first quarter of the year generally pertain to the prior year.

         Cash flows provided by (used for) operating, investing and financing activities were $154.5 million, $115.3 million and ($190.3) million, respectively, for the year ended December 31, 2000, and $223.9 million, ($214.1) million and ($12.3) million, respectively, for the year ended December 31, 1999. Changes in all three categories between 2000 and 1999 are primarily related to asset sales in 2000, the spin-off of SNH and office building acquisitions in 1999.

         Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

         Total revenues for the year ended December 31, 1999, increased to $427.5 million from $356.6 million for the year ended December 31, 1998. Revenues from our office segment increased $102.5 million and revenues from our senior housing segment decreased $32.5 million. The increase in revenues from our office segment is due to our increased real estate investments in office buildings. The decrease in revenues from our senior housing segment is due primarily to the spin-off of our subsidiary, SNH discussed above, and the sale of some senior housing properties.

         Rental income increased by $75.3 million and interest and other income decreased by $4.4 million. Rental income increased because of real estate investments made in 1999 and 1998, offset by the spin-off of SNH and the sale of some senior housing properties. Interest and other income decreased as a result of the spin-off and the repayment of many of our mortgage loan investments.

         Total expenses for the year ended December 31, 1999, increased to $319.7 million from $219.8 million for the year ended December 31, 1998.
Included in total expenses for 1999 are unusual and non-recurring items aggregating $23.7 million: approximately $16.7 million represents SNH transaction costs, and $7.0 million represents the write-down to net realizable value of the carrying value of two real estate mortgages receivable retained by us after the spin-off, and the carrying value of other assets. Operating expenses increased by $38.8 million primarily as a result of our increased investment in "gross leased" real estate assets during 1999 and 1998. Interest expense increased to $87.5 million for the year ended December 31, 1999, from $64.3 million for the year ended December 31, 1998, mainly due to higher borrowings outstanding during 1999 compared to 1998. Similarly, depreciation and amortization and general and administrative expenses increased from 1998 to 1999 as a result of new real estate investments during 1999 and 1998.

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

         On October 12, 1999, we spun-off 50.7% of our previously 100% owned subsidiary, SNH, by distributing 13.2 million common shares of SNH to our shareholders of record on October 8, 1999. In connection with the spin-off, we received $200 million from SNH that was used to repay amounts outstanding under our revolving bank credit facility.

         At December 31, 1999, SNH had investments in 93 assisted living, congregate care and nursing home properties. Since the spin-off, our investment in SNH has been accounted for using the equity method. Prior to the spin-off, the operating results and investments of SNH were included in our results of operations and total assets. At December 31, 1999, we owned 12.8 million, or 49.3%, of the common shares of beneficial interest of SNH with a carrying value of $201.8 million and a market value of $158.5 million.

         We agreed to pay all costs relating to the spin-off of SNH. Through December 31, 1999, these costs totaled $16.7 million, which included costs of distributing SNH shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees, New York Stock Exchange listing fees and the up-front costs of establishing SNH's bank credit facility.

         Funds from operations for the year ended December 31, 1999, were $241.0 million, or $1.68 per diluted share, compared to $227.9 million, or $1.74 per diluted share, in 1998. The increase is primarily the result of new investments in 1999 and 1998, offset by the spin-off of SNH. Extraordinary, unusual and non-recurring losses excluded from the 1999 calculation aggregated $23.7 million. The decrease in FFO per diluted share is due primarily to the issuance of additional shares in 1998 and the spin-off of SNH in 1999.

         Cash distributions declared for the years ended December 31, 1999 and 1998, were $184.7 million, or $1.40 per share, and $190.3 million, or $1.52 per share, respectively. In addition, shares of SNH were distributed on October 12, 1999, to complete the spin-off discussed above. Distributions paid in the first quarter of the year generally pertain to the prior year. Distributions in excess of net income constitute return of capital. For 1999, the return of capital was 39.8% of distributions.

         Cash flows provided by (used for) operating, investing and financing activities were $223.9 million, ($214.1) million and ($12.3) million, respectively, for the year ended December 31, 1999, and $194.1 million, ($947.2) million and $746.3 million, respectively, for the year ended December 31, 1998. Changes between 1999 and 1998 are primarily related to new office property investments, the sale of senior housing investments and the spin-off of SNH.

         Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Liquidity and Capital Resources

         Total assets were $2.9 billion at December 31, 2000, compared to $3.0 billion as of December 31, 1999.

         During 2000 we sold four office properties, three land parcels and one property acquired during 2000 through foreclosure of a $2.4 million real estate mortgage, for net proceeds of $154.6 million and recognized gains of $24.6 million. We also funded $21.5 million of improvements to our existing properties and collected $3.5 million from regularly scheduled principal payments on mortgages and the prepayment of a real estate mortgage secured by one property. In connection with one of the land sales, we provided a $1.3 million real estate mortgage secured by the land which is due in May 2001. This real estate mortgage bears interest at 10.0% and is payable quarterly in arrears. Also, the property acquired through foreclosure was subsequently sold to SNH at its appraised value of approximately $2.3 million. No gain or loss was recognized on this sale since this defaulted mortgage loan was previously partially reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At December 31, 2000, we owned 12.8 million, or 49.4%, of the common shares of beneficial interest of SNH with a carrying value of $208.1 million and a market value of $119.3 million, and 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $106.0 million and a market value of $90.5 million. On March 26, 2001, the market values of our SNH and HPT shares were $133.9 million and $106.9 million, respectively.

         In 1999 and 2000, four of SNH's tenants accounting for approximately 50% of SNH's previous revenues filed for bankruptcy. During 2000 settlement agreements between SNH and two of these tenants accounting for approximately 48% of SNH's previous revenues were approved. In accordance with these agreements, SNH assumed operations for over 50 nursing homes formerly leased to these tenants effective July 1, 2000. As a result, SNH recognized gain on foreclosures and lease terminations of $7.1 million and paid non-recurring general and administrative expenses of $3.5 million. Three properties leased to one bankrupt tenant previously accounting for approximately 2% of SNH's revenues were sold by SNH in 2000 for no material gain or loss. SNH's fourth bankrupt tenant which leases only one property from SNH continues to pay its contractual rent. In addition, SNH sold four senior housing properties in 2000 and recognized a gain of $27.4 million. We generally recognize 49.4% of SNH's net income in equity in earnings of equity investments. SNH's $7.1 million gain on foreclosures and lease terminations included approximately $6.5 million of value represented by shares of ours which were pledged to secure a bankrupt tenant's obligations to SNH and which were surrendered to SNH. Our equity in the earnings of SNH excludes any portion of the gain attributable to these shares. During 2000 equity in earnings of equity investments included our share of SNH's gain on foreclosures and lease terminations, net of gain on our equity, of $300,000. Our equity in earnings of equity investments also includes our share of SNH's non-recurring general and administrative expenses of $1.7 million, and $13.5 million representing our share of SNH's gain on the sale of properties. In 1999 SNH's expenses included a loss from the impairment in the carrying value of certain loans and properties totaling $30.0 million that, at the time, was based on estimates of future cash flows from the properties leased to two of these bankrupt tenants. As a result, we recognized $14.8 million of this impairment loss in 1999 through our percentage ownership interest in SNH. In April 2000 SNH reduced its distribution rate due to its tenant bankruptcies, causing a reduction by over $15 million per year in the distributions that we received from SNH.

         In July 2000 we announced our new distribution rate of $0.20 per share ($0.80 per share per year).

         In April 2000 we retired $27.5 million of our Reset Notes at their par value and in July 2000 we completed our optional redemption of the remaining $222.5 million of outstanding Reset Notes which bore interest at a rate subject to periodic resets, at a spread over LIBOR (effective rate of 7.52% per annum immediately prior to the redemption date). The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded with drawings at an effective interest rate of 7.38% under our $500 million revolving bank credit facility. In connection with the final redemption of our Reset Notes, we recognized an extraordinary loss of $1.2 million from the write-off of deferred financing fees. During the fourth quarter we purchased $2.3 million of our convertible subordinated debentures due 2003 for $2.2 million and recognized an extraordinary gain of $116,000.

         In July and September 2000 we issued unsecured senior notes totaling $50 million due 2010 at interest rates ranging from 8.625% to 8.875%. Net proceeds totaled $49.6 million. In December 2000 certain of our subsidiaries issued $304 million of mortgage notes secured by seven office complexes. These mortgage notes bear interest at rates ranging from 6.794% to 6.814% and mature from 2011 to 2029. Including the amortization of an interest rate lock agreement, the effective interest rate on these mortgage notes is 7.5%. At December 31, 2000, restricted cash included a $15.0 million security deposit to be released to us by the mortgage lender upon the fulfillment of certain conditions, and escrows for real estate taxes and capital expenditures required under these mortgage notes. Net proceeds from both the unsecured senior notes and the mortgage notes were used to fully repay amounts then outstanding on our revolving bank credit facility.

         At December 31, 2000, we had $92.7 million of cash and cash equivalents, $500 million available on our revolving bank credit facility and $2.5 billion available under our $3 billion shelf registration statement. Cash and cash equivalents increased in 2000 from 1999 primarily due to excess proceeds received from the secured debt financing described above. We expect to use these excess proceeds to retire additional debt and for general business purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         In February 2001 we completed a $200 million offering of 9 7/8% series A cumulative redeemable preferred shares. Net proceeds of $193.3 million are expected to be used approximately half to repay our outstanding subordinated convertible debentures described in the following paragraph, and about half to repurchase some of our outstanding common shares or for general business purposes, including the possible repayment of additional debt.

         During February 2001 we redeemed at par all $40 million of our 7.25% subordinated convertible debentures due October 2001. We also called for redemption at par all of our outstanding 7.50% subordinated convertible debentures due in October 2003. Approximately $41 million was redeemed on March 26, 2001, and approximately $121 million is expected to be redeemed on or about March 30, 2001. We expect to use proceeds from our preferred offering and cash on hand to accomplish these redemptions.

         In March 2001 we accepted an underwriting commitment from First Union National Bank of Charlotte, North Carolina ("First Union") for a new $400 million unsecured revolving credit facility which will expire in April 2005. This credit facility includes an accordion feature which allows it to be expanded, in certain circumstances, by up to $200 million. This revolving credit facility will replace our existing unsecured credit facility for $500 million which matures in April 2002. The First Union underwriting commitment is subject to various conditions and contingencies, including mutually acceptable documentation. This new credit facility is expected to close in April 2001.

         In December 1999 we announced our intention to sell approximately $150-$160 million of properties during 2000. During 2000 we sold properties for gross sales prices totaling $161.8 million and in March 2001 we sold one property for a gross sales price of $9.4 million.

         In December 1999 we also announced that we were exploring creating joint venture investments pursuant to which we might receive net proceeds of $200 million or more from the sale of partial interests in some of our properties. Throughout 2000 we had discussions with several investors concerning joint ventures but we were not able to conclude any mutually acceptable arrangements.

         In December 1999 we announced that our Board of Trustees had authorized share repurchases for up to 14 million common shares. In July 2000 we announced that our priority use of cash proceeds from property sales or new financing would be to pay debts which mature within the next few years. Accordingly, we did not repurchase any shares during 2000. In February 2001 our Board renewed its authorization for the repurchase of common shares. During February and March 2001 we repurchased 983,700 of our common shares for $7.8 million, including transaction costs.

         There can be no assurances that debt or equity financing will be available to fund our future business activities, but we do expect that financing will be available. As of December 31, 2000, our debt as a percentage of total book capitalization was approximately 46%.

Impact of Inflation

         We do not believe that the inflation which may occur in the United States economy during the next few years will have a material effect on our business. In the real estate market, inflation tends to increase the values that may be realized when properties are sold. Similarly, rents we can charge would most likely increase with inflation. Conversely, inflation might cause our operating expenses or our cost of new acquisitions and of debt capital to increase. To mitigate the potential impact of inflation on our cost of debt capital, we may purchase interest rate cap contracts when we believe material interest rate increases are likely to occur.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Certain Considerations

         The discussion and analysis of our financial condition and results of operations requires us to make estimates and assumptions and contains statements of our beliefs, intent or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to sell assets at estimated prices or at any price, our ability to successfully conclude joint ventures, our ability to repurchase shares at favorable prices or at any price, our ability to buy assets, the performance of our assets, our ability to pay distributions, our tax status as a "real estate investment trust" and our ability to access capital markets depends upon various factors over which we and our tenants have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), competition, changes in federal, state and local legislation and other factors. We cannot predict the impact of these factors. These factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time. However, investors are cautioned not to place undue reliance upon our estimates, assumptions or other forward looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1999. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At December 31, 2000, our total outstanding debt of $1.3 billion consisted of the following fixed rate notes:

               Amount                     Coupon                  Maturity
Unsecured senior notes:
              $40.0 million                 7.25%                   2001
              160.0 million                6.875%                   2002
              150.0 million                 6.75%                   2002
              162.5 million                 7.50%                   2003
              100.0 million                 6.70%                   2005
               90.0 million                7.875%                   2009
               30.0 million                8.875%                   2010
               20.0 million                8.625%                   2010
               65.0 million                8.375%                   2011
              143.0 million                 8.50%                   2013
Secured notes:
               $3.5 million                 9.12%                   2004
               10.9 million                 8.40%                   2007
               17.5 million                 7.02%                   2008
               11.3 million                 8.00%                   2008
               10.1 million                 7.66%                   2009
              260.0 million                6.814%                   2011
               44.0 million                6.794%                   2029

         No principal repayments are due under the unsecured senior notes until maturity. If, at maturity, the unsecured senior notes were to be refinanced at interest rates which are one percentage point higher than shown above, our per annum interest cost would increase by approximately $9.6 million. The secured notes are secured by 25 of our office properties located in 12 office complexes and require principal and interest payments through maturity.

         The market prices, if any, of each of our fixed rate obligations as of December 31, 2000, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at December 31, 2000, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $39.3 million.

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

         Our unsecured revolving bank credit facility bears interest at floating rates and matures in 2002. At December 31, 2000, there was zero outstanding and $500 million available for borrowing under our revolving bank credit facility. We borrow in U.S. dollars and borrowings under our bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In March 2001 we announced that we have accepted an underwriting commitment from First Union National Bank of Charlotte, North Carolina for a new $400 million unsecured revolving credit facility which will expire in April 2005. This credit facility will replace our existing unsecured credit facility. This new credit facility is expected to close in April 2001. Interest payable under the new credit facility will also be variable with changes in LIBOR.

         During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As of December 31, 2000, we had zero outstanding under our revolving bank credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is included in Item 14 of this Annual Report on Form 10-K.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Index to Financial Statements and Financial Statement Schedules

                              HRPT PROPERTIES TRUST

         The following consolidated financial statements and financial statement schedules of HRPT Properties Trust are included on the pages indicated:
                                                                                                             Page

      Report of Independent Auditors                                                                         F-1
      Report of Independent Public Accountants                                                               F-2
      Consolidated Balance Sheets as of December 31, 2000 and 1999                                           F-3
      Consolidated Statements of Income for each of the three years in the period ended
          December 31, 2000                                                                                  F-4
      Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
          December 31, 2000                                                                                  F-5
      Consolidated Statements of Cash Flows for each of the three years in the period ended
          December 31, 2000                                                                                  F-6
      Notes to Consolidated Financial Statements                                                             F-8
      Schedule  II - Valuation and Qualifying Accounts                                                       S-1
      Schedule III - Real Estate and Accumulated Depreciation                                                S-2
      Schedule IV - Mortgage Loans Receivable on Real Estate                                                 S-8

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         During the fourth quarter of 2000, the Company did not file any Current Reports on Form 8-K.

(c)      Exhibits

         3.1 Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 1, 1998)

         3.2 Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.3 Articles Supplementary, dated May 13, 1997, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.4 Articles Supplementary, dated May 22, 1998, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1997, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)

         3.5 Articles Supplementary, dated May 10, 2000, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, electing for the Trust to be subject to certain sections of the Maryland General Corporation Law. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

         3.6 Articles Supplementary, dated February 16, 2001, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series A Cumulative Redeemable Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 16, 2001)

         3.7 Amended and Restated By-laws of the Company. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

         4.1 Form of Common Share Certificate. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 11,
                  1999)

         4.2 Form of Temporary 9 7/8% Series A Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 16, 2001)

         4.3 Rights Agreement, dated October 17, 1994, between the Company and State Street Bank and Trust Company, as Rights Agent (including the form of Articles Supplementary relating to the Junior Participating Preferred Shares annexed as an exhibit thereto). (incorporated by reference to the Company's Current Report on Form 8-K, dated October 24, 1994)

         4.4 Indenture, dated as of September 20, 1996, between the Company and Fleet National Bank ("Fleet"), as Trustee. (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-02863)

         4.5 First Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as Trustee, relating to the Company's 7.5% Convertible Subordinated Debentures due 2003, Series A, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 7,
                  1996)

         4.6 Second Supplemental Indenture, dated October 7, 1996, between the Company and Fleet, as Trustee, relating to the Company's 7.5% Convertible Subordinated Debentures due 2003, Series B, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 7, 1996)

         4.7 Third Supplemental Indenture, dated as of October 7, 1996, between the Company and Fleet, as Trustee, relating to the Company's 7.25% Convertible Subordinated Debentures due 2001, including form thereof. (incorporated by reference to the Company's Current Report on Form 10-K, dated October 7, 1996)

         4.8 Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company ("State Street"), as Trustee. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.9 Supplemental Indenture, dated July 9, 1997, by and between the Company and State Street, as Trustee, relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.10 Supplemental Indenture No. 2, dated as of February 23, 1998, between the Company and State Street, relating to $50,000,000 in principal amount of Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.11 Form of Global Note relating to the Remarketed Reset Notes due July 9, 2007. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 2, 1997)

         4.12 Supplemental Indenture No. 3, dated as of February 23, 1998, by and between the Company and State Street, relating to the Company's 6.7% Senior Notes due 2005, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.13 Supplemental Indenture No. 4, dated as of August 26, 1998, by and between the Company and State Street, relating to
                  $160,000,000 in aggregate principal amount of 6 7/8% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         4.14 Supplemental Indenture No. 5, dated as of November 30, 1998, by and between the Company and State Street, relating to $130,000,000 in aggregate principal amount of 8 1/2% Monthly Income Senior Notes due 2013, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 1999)

         4.15 Supplemental Indenture No. 6, dated as of March 24, 1999, by and between the Company and State Street, relating to $90,000,000 in aggregate principal amount of 7 7/8% Monthly Income Senior Notes due 2009, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

         4.16     Supplemental  Indenture  No. 7, dated as of June 17, 1999,  by and between the Company and State Street, relating to $65,000,000 in aggregate principal amount of 8 3/8% Monthly Income Senior Notes due 2011, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated June 14, 1999)

         4.17 Supplemental Indenture No. 8, dated as of July 31, 2000, between the Company and State Street, relating to $30,000,000 in aggregate principal amount of 8.875% Senior Notes due 2010, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

         4.18 Supplemental Indenture No. 9, dated as of September 29, 2000, between the Company and State Street, relating to $20,000,000 in aggregate principal amount of 8.625% Senior Notes due 2010, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated September 28,
                  2000)

         4.19 Indenture, dated as of December 18, 1997, by and between the Company and State Street, as Trustee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

         4.20 Supplemental Indenture, dated as of December 18, 1997, by and between the Company and State Street, as Trustee, relating to the Company's 6 3/4% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

         4.21 Registration Rights Agreement, dated as of December 18, 1997, by and between the Company and Merrill Lynch & Co. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

         8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

         10.1 Advisory Agreement by and between REIT Management & Research, Inc. and the Company, dated as of January 1, 1998.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

         10.2 Amendment No. 1 to Advisory Agreement between the Company and REIT Management & Research, Inc., dated as of October 12, 1999.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated December 16, 1999)

         10.3 Master Management Agreement by and between the Company and REIT Management & Research, Inc., dated as of December 31, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.4 Parking Operation Management Agreement by and between HUB Properties Trust, a subsidiary of the Company, and Garage Management, Inc., dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

         10.5 Incentive Share Award Plan.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992)

         10.6 Fourth Amended and Restated Revolving Credit Agreement, dated as of April 2, 1998, among the Company, as borrower, the lenders named therein, Dresdner Kleinwort Benson North America LLC, as agent, and Fleet, as administrative agent. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 14, 1998)

         10.7 Second Amendment to Loan Agreement, dated as of October 25, 2000, among the Company, the financial institutions listed on the signature pages thereof, Dresdner Kleinwort Benson North America LLC, as agent, and Fleet, as administrative agent. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

         10.8 Transaction Agreement between Senior Housing Properties Trust and the Company, dated as of September 21, 1999. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 12, 1999)

         10.9 Promissory Note from SPTMRT Properties Trust and Senior Housing Properties Trust, as makers, to the Company, dated September 1, 1999. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 12, 1999)

         10.10 Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc. ("Merrill"), as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.11 Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, to Merrill, as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.12 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.13 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.14 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square LLC to Lawyers Title Realty Services, Inc. for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.15 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Indiana Avenue to Lawyers Title Realty Services, Inc. for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.16 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars LA LLC to Lawyers Title Company for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.17 Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street Property Trust, as Mortgagor, to and for the benefit of Merrill, as Mortgagee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.18 Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.19 Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, as Borrower, and Merrill, as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.20 Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza Property Trust, as Borrower, to Merrill, as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15,
                  2000)

         10.21 Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza Property Trust, as Mortgagor, to and for the benefit of Merrill, as Mortgagee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         10.22 Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

         12.1 Statement regarding computation of ratio of earnings to fixed charges. (filed herewith)

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

                         Report of Independent Auditors


To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Hospitality Properties Trust (a real estate investment trust in which the Company has a 7.1% interest as of December 31, 2000 and 1999, respectively) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Hospitality Properties Trust, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                       /s/ Ernst & Young LLP

                                                       ERNST & YOUNG LLP

Boston, Massachusetts
March 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the consolidated balance sheet of Hospitality Properties Trust and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows (not presented herein) for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                       /s/ Arthur Andersen LLP

                                                       ARTHUR ANDERSEN LLP

Vienna, Virginia
January 12, 2001

                                       HRPT PROPERTIES TRUST

                                    CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               December 31,
                                                                       ---------------------------
                                                                          2000             1999
                                                                       ---------------------------
ASSETS
Real estate properties, at cost:
   Land                                                                $   300,548    $   354,173
   Buildings and improvements                                            2,245,475      2,302,171
                                                                       --------------------------
                                                                         2,546,023      2,656,344
   Less accumulated depreciation                                           160,015        106,859
                                                                       --------------------------
                                                                         2,386,008      2,549,485
Real estate mortgages receivable, net                                        6,449         10,373
Equity investments                                                         314,099        311,113
Cash and cash equivalents                                                   92,681         13,206
Restricted cash                                                             23,126          1,824
Interest and rents receivable, net                                          38,335         35,974
Other assets, net                                                           39,445         31,333
                                                                       --------------------------
                                                                       $ 2,900,143    $ 2,953,308
                                                                       ==========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                             $--    $   132,000
Senior notes payable, net                                                  757,314        957,586
Mortgage notes payable, net                                                343,089         55,441
Convertible subordinated debentures                                        202,547        204,863
Accounts payable and accrued expenses                                       40,611         53,851
Deferred rents                                                               6,059          9,005
Security deposits                                                            6,611          7,041
Due to affiliates                                                           14,700         11,054

Commitments and contingencies

Shareholders' equity:
   Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, none issued                                 --             --
   Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 131,948,847 shares and
      131,908,126 shares issued and outstanding at December 31, 2000
      and 1999, respectively                                                 1,319          1,319
   Additional paid-in capital                                            1,971,679      1,971,366
   Cumulative net income                                                   820,948        678,676
   Cumulative distributions                                             (1,258,739)    (1,121,533)
   Unrealized holding losses on investments                                 (5,995)        (7,361)
                                                                       --------------------------
      Total shareholders' equity                                         1,529,212      1,522,467
                                                                       --------------------------
                                                                       $ 2,900,143    $ 2,953,308
                                                                       ==========================



See accompanying notes

                                        HRPT PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF INCOME
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                     2000        1999        1998
                                                                 -----------------------------------
Revenues:
   Rental income                                                 $ 400,976    $ 416,198    $ 340,851
   Interest and other income                                         4,030       11,343       15,703
                                                                 -----------------------------------
      Total revenues                                               405,006      427,541      356,554
                                                                 -----------------------------------
Expenses:
   Operating expenses                                              138,937      116,365       77,536
   Interest                                                        100,074       87,470       64,326
   Depreciation and amortization                                    63,813       73,382       60,764
   General and administrative                                       17,271       18,704       17,172
   Impairment of assets                                                 --        7,000           --
   Spin-off transaction costs                                           --       16,739           --
                                                                 -----------------------------------
      Total expenses                                               320,095      319,660      219,798
                                                                 -----------------------------------

Income before equity in earnings (loss) of equity investments,
   gain on sale of properties and extraordinary item                84,911      107,881      136,756
Equity in earnings (loss) of equity investments                     33,880       (1,615)       7,687
(Loss) gain on equity transaction of equity investments                 --         (711)       2,213
                                                                 -----------------------------------
Income before gain on sale of properties and
   extraordinary item                                              118,791      105,555      146,656

Gain on sale of properties, net                                     24,575        8,307           --
                                                                 -----------------------------------
Income before extraordinary item                                   143,366      113,862      146,656

Extraordinary item - early extinguishment of debt                   (1,094)          --       (2,140)
                                                                 -----------------------------------
Net income                                                       $ 142,272    $ 113,862    $ 144,516
                                                                 ===================================

Weighted average shares outstanding                                131,937      131,843      119,867
                                                                 ===================================

Basic and diluted earnings per common share:
   Income before gain on sale of properties and
      extraordinary item                                         $    0.90    $    0.80    $    1.22
                                                                 ===================================
   Income before extraordinary item                              $    1.09    $    0.86    $    1.22
                                                                 ===================================
   Net income                                                    $    1.08    $    0.86    $    1.21
                                                                 ===================================

See accompanying notes

                                                        HRPT PROPERTIES TRUST

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (DOLLARS IN THOUSANDS)

                                                                                                         Accumulated
                                                              Additional   Cumulative                       Other
                                    Number of      Common      Paid-in        Net       Cumulative      Comprehensive
                                    Shares         Shares      Capital      Income     Distributions    Income (Loss)    Total
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1997         98,853,170   $    988   $ 1,371,236   $ 420,298   $  (526,262)           $--    $ 1,266,260

Issuance of shares to
   acquire real estate                  286,400          3         5,702          --            --             --          5,705
Issuance of shares                   31,977,575        320       579,986          --            --             --        580,306
Conversion of convertible
   subordinated debentures, net         362,217          3         6,626          --            --             --          6,629
Stock grants                             67,816          1         1,328          --            --             --          1,329
Net income                                   --         --            --     144,516            --             --        144,516
Distributions                                --         --            --          --      (176,952)            --       (176,952)
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1998        131,547,178      1,315     1,964,878     564,814      (703,214)            --      1,827,793

Issuance of shares to
   acquire real estate                  256,246          3         4,956          --            --             --          4,959
Stock grants                            104,702          1         1,532          --            --             --          1,533
Comprehensive income (loss):
   Net income                                --         --            --     113,862            --             --        113,862
   Other comprehensive loss:
     Unrealized holding
     losses on investments                   --         --            --          --            --         (7,361)        (7,361)
                                 -----------------------------------------------------------------------------------------------
Total comprehensive income (loss)            --         --            --     113,862            --         (7,361)       106,501
                                 -----------------------------------------------------------------------------------------------
Distribution of Senior Housing
   Properties Trust shares                   --         --            --          --      (225,487)            --       (225,487)
Distributions                                --         --            --          --      (192,832)            --       (192,832)
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1999        131,908,126      1,319     1,971,366     678,676    (1,121,533)        (7,361)     1,522,467

Stock grants                             40,721         --           313          --            --             --            313
Comprehensive income:
   Net income                                --         --            --     142,272            --             --        142,272
   Other comprehensive gain:
     Unrealized holding
     gains on investments                    --         --            --          --            --          1,366          1,366
                                 -----------------------------------------------------------------------------------------------
Total comprehensive income                   --         --            --     142,272            --          1,366        143,638
                                 -----------------------------------------------------------------------------------------------
Distributions                                --         --            --          --      (137,206)            --       (137,206)
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 2000        131,948,847   $  1,319   $ 1,971,679   $ 820,948   $(1,258,739)   $    (5,995)   $ 1,529,212
                                 ===============================================================================================

See accompanying notes

                                                  HRPT PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)

                                                                                        Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 2000            1999           1998
                                                                             ------------------------------------------
Cash flows from operating activities:
    Net income                                                               $   142,272    $   113,862    $   144,516
    Adjustments to reconcile net income to cash
       provided by operating activities:
           Depreciation                                                           59,423         70,080         58,837
           Amortization                                                            4,390          3,302          1,927
           Amortization of bond discounts                                            217            147             72
           Impairment of assets                                                       --          7,000             --
           Equity in (earnings) loss of equity investments                       (33,880)         1,615         (7,687)
           Loss (gain) on equity transaction of equity investments                    --            711         (2,213)
           Distributions from equity investments                                  30,294         18,606         10,320
           Gain on sale of properties, net                                       (24,575)        (8,307)            --
           Extraordinary item                                                      1,094             --          2,140
           Change in assets and liabilities:
              Increase in interest and rents receivable and other assets         (12,985)        (8,355)       (37,181)
              (Decrease) increase in accounts payable and accrued expenses       (12,237)        13,321         16,581
              (Decrease) increase in deferred rents                               (2,946)         2,892          4,073
              (Decrease) increase in security deposits                              (430)         3,893           (384)
              Increase in due to affiliates                                        3,861          5,175          3,129
                                                                             -----------------------------------------
           Cash provided by operating activities                                 154,498        223,942        194,130
                                                                             -----------------------------------------
Cash flows from investing activities:
    Real estate acquisitions and improvements                                    (21,506)      (493,809)      (761,414)
    Investment in real estate mortgages receivable                                    --             --       (226,000)
    Proceeds from repayment of real estate mortgages and notes receivable          3,522         75,598         33,095
    Proceeds from sale of real estate                                            154,600         22,177          5,565
    (Increase) decrease in restricted cash                                       (21,302)          (322)           214
    Proceeds from repayment of loans to affiliate                                     --          1,000          1,365
    Proceeds from loan to Senior Housing Properties Trust                             --        200,000             --
    Contribution to Senior Housing Properties Trust                                   --        (18,727)            --
                                                                             -----------------------------------------
           Cash provided by (used for) investing activities                      115,314       (214,083)      (947,175)
                                                                             -----------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common shares                                           --             --        580,306
    Proceeds from borrowings                                                     688,340        618,500      1,520,967
    Payments on borrowings                                                      (735,352)      (433,206)    (1,170,050)
    Deferred finance costs incurred                                               (6,119)        (4,758)        (7,938)
    Distributions                                                               (137,206)      (192,832)      (176,952)
                                                                             -----------------------------------------
           Cash (used for) provided by financing activities                     (190,337)       (12,296)       746,333
                                                                             -----------------------------------------

Increase (decrease) in cash and cash equivalents                                  79,475         (2,437)        (6,712)
Cash and cash equivalents at beginning of period                                  13,206         15,643         22,355
                                                                             -----------------------------------------
Cash and cash equivalents at end of period                                   $    92,681    $    13,206    $    15,643
                                                                             =========================================


See accompanying notes

                                               HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)
                                                                                    Year Ended December 31,
                                                                     --------------------------------------------
                                                                          2000            1999             1998
                                                                     --------------------------------------------

Supplemental cash flow information:
    Interest paid (excluding capitalized interest of $1,680,
       $1,488 and $447, respectively)                                $ 103,695         $  88,315        $  57,626
                                                                     ============================================

Non-cash investing activities:
    Real estate acquisitions                                               $--         $ (32,368)       $(237,404)
    Real estate acquired by foreclosure                                  2,300                --               --
    Disposition of real estate                                              --                --           11,404
    Investments in real estate mortgages receivable                      1,300            60,000          226,000
    Investment in Senior Housing Properties Trust                           --           219,261               --
    Issuance of shares                                                      --             4,959            5,705

Non-cash financing activities:
    Assumption of mortgage notes payable                                   $--         $  32,368              $--
    Issuance of common shares                                              313             1,533            7,958
    Conversion of convertible subordinated debentures, net                  --                --           (6,629)





See accompanying notes

                              HRPT PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

      HRPT Properties Trust, a Maryland real estate investment trust (the "Company"), was organized on October 9, 1986. As of December 31, 2000, the
Company had investments in 191 office properties and equity investments in Senior Housing Properties Trust ("SNH") and Hospitality Properties Trust ("HPT") of 49.4% and 7.1%, respectively. At December 31, 2000, SNH owned 86 senior housing properties and HPT owned 222 hotels.

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

Restricted Cash. Restricted cash consists of amounts withheld by a mortgage lender pending satisfaction of certain conditions and amounts escrowed for future real estate taxes and capital expenditures.

Other Assets, Net. Other assets consist principally of deferred finance costs, investments in marketable equity securities and prepaid property operating expenses. Deferred finance costs include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans. At December 31, 2000 and 1999, accumulated amortization for deferred finance costs was $7.3 million and $5.3 million, respectively. Marketable equity securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. At December 31, 2000 and 1999, the Company's investments in marketable equity securities were included in other assets and had a fair value of $5.3 million and $4.3 million, respectively, and unrealized holding losses of $6.0 million and $7.4 million, respectively. At March 16, 2001, these investments had a fair value of $7.9 million and unrealized holding losses of $3.4 million.

Revenue Recognition. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Percentage rent and additional mortgage interest revenue is recognized as earned.

Earnings Per Common Share. Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. At December 31, 2000 and 1999, $202.5 million and $204.9 million of convertible securities were convertible into 11.3 million and 11.4 million shares, respectively, of the Company. Basic earnings per share equals diluted earnings per share, as the effect of these convertible securities is anti-dilutive.

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

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3.  Real Estate Properties

      During the year ended December 31, 2000, the Company sold four office properties and three land parcels to unaffiliated third parties for net cash proceeds of $152.3 million and recognized gains of $24.6 million. In connection with these sales, the Company provided a $1.3 million mortgage loan secured by one parcel of land. The Company also sold one property acquired during 2000 through foreclosure of a $2.4 million mortgage loan. This property was sold to SNH at its appraised value of approximately $2.3 million and no gain or loss was recognized on the sale since the carrying value of this defaulted mortgage loan had previously been partially reserved. During 2000 the Company also funded improvements to its existing properties of $21.5 million.

      The Company's real estate properties are leased on gross lease, modified gross lease or triple net lease bases pursuant to noncancelable, fixed term operating leases expiring from 2001 to 2020. The triple net leases generally require the lessee to provide all property management services. The Company's gross leases and modified gross leases require the Company to provide property management services. The office properties owned by the Company are managed by REIT Management & Research, Inc. ("RMR"), an affiliate of the Company.

      The future minimum lease payments to be received by the Company during the current terms of its leases as of December 31, 2000, are approximately $291.6 million in 2001, $264.9 million in 2002, $236.9 million in 2003, $201.2 million in 2004, $168.6 million in 2005 and $846.2 million thereafter.

Note 4.  Equity Investments

      At December 31, 2000 and 1999, the Company had the following equity investments (dollars in thousands):

                               Equity in Earnings (Loss)
                               -----------------------------------------------
                               Income Before
               Ownership       Gain on Sale          Gain on Sale of                Equity
              Percentage       of Properties          Properties        Total       Investments
             ------------      --------------        -------------------------      ------------
2000:
   SNH          49.4%              $ 11,902          $ 13,543         $ 25,445       $208,062
   HPT           7.1                  8,435                --            8,435        106,037
                                   --------          --------         --------       --------
                                   $ 20,337          $ 13,543         $ 33,880       $314,099
                                   ========          ========         ========       ========

1999:
   SNH          49.3%              $ (9,744)              $--         $ (9,744)      $201,831
   HPT           7.1                  8,129                --            8,129        109,282
                                   --------          --------         --------       --------
                                   $ (1,615)              $--         $ (1,615)      $311,113
                                   ========          ========         ========       ========


                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      At December 31, 2000, the Company owned 12,809,237 common shares of beneficial interest of SNH with a carrying value of $208.1 million and a market value, based on quoted market prices, of $119.3 million. SNH is a real estate investment trust that invests principally in senior housing real estate and was a 100% owned subsidiary of the Company until October 12, 1999, at which time the Company spun-off 50.7% of the common shares of SNH to the Company's shareholders (the "Spin-Off"). Since the Spin-Off, the Company's investment in SNH is accounted for using the equity method of accounting. Prior to the Spin-Off, the operating results of SNH were included in the Company's results of operations.

      The following summarized financial data of SNH includes results of operations prior to the Spin-Off that are also included in the Company's results of operations (amounts in thousands, except per share amounts):

                                     December 31,                                           Year Ended December 31,
                               -------------------------                             ------------------------------------
                                   2000         1999                                    2000          1999         1998
                               ------------ ------------                             ------------------------------------

Real estate properties, net      $486,714     $600,030          Revenues               $75,522      $90,790     $88,306
Real estate mortgages                                           Expenses                44,500       75,956      42,070
  receivable, net                      --       22,939          Income before        -----------------------------------
Other assets                       43,859       31,031            gain on sale
                               ------------------------           of properties         31,022       14,834      46,236
                                 $530,573     $654,000          Gain on sale of
                               ========================           properties            27,415           --          --
                                                                                     -----------------------------------
                                                                Net income             $58,437      $14,834     $46,236
Bank notes payable                $97,000     $200,000                               ===================================
Deferred rents                         56       26,715
Security deposits                     235       15,235          Average shares          25,958       26,000      26,000
Other liabilities                  10,972        2,644                               ===================================
Shareholders' equity              422,310      409,406          Income before gain
                               ------------------------            on sale of
                                 $530,573     $654,000             properties per
                               ========================            share                 $1.20        $0.57       $1.78
                                                                                     ===================================
                                                                Net income per
                                                                   share                 $2.25        $0.57       $1.78
                                                                                     ===================================

         In 1999 and 2000, four of SNH's tenants accounting for approximately 50% of SNH's previous revenues filed for bankruptcy. During 2000 settlement agreements between SNH and two of these tenants accounting for approximately 48% of SNH's previous revenues were approved. In accordance with these agreements, SNH assumed operations for over 50 nursing homes formerly leased to these tenants effective July 1, 2000. As a result, SNH recognized gain on foreclosures and lease terminations of $7.1 million and paid non-recurring general and administrative expenses of $3.5 million. Three properties leased to one bankrupt tenant previously accounting for approximately 2% of SNH's revenues were sold by SNH in 2000 for no material gain or loss. SNH's fourth bankrupt tenant which leases only one property from SNH continues to pay its contractual rent. In addition, SNH sold four senior housing properties in 2000 and recognized a gain of $27.4 million. The Company generally recognizes 49.4% of SNH's net income in equity in earnings of equity investments. SNH's $7.1 million gain on foreclosures and lease terminations included approximately $6.5 million of value represented by shares of the Company which were pledged to secure a bankrupt tenant's obligations to SNH and which were surrendered to SNH. The Company's equity in the earnings of SNH excludes any portion of the gain attributable to these shares. During 2000 equity in earnings of equity investments included the Company's share of SNH's gain on foreclosures and lease terminations, net of gain on the Company's equity, of $300,000. The Company's equity in earnings of equity investments also includes its share of SNH's non-recurring general and administrative expenses of $1.7 million, and $13.5 million representing the Company's share of SNH's gain on the sale of properties. In 1999 SNH's expenses included a loss from the impairment in the carrying value of certain loans and properties totaling $30.0 million that, at the time, was based on estimates of future cash flows from the properties leased to two of these bankrupt tenants. As a result, the Company recognized $14.8 million of this impairment loss in 1999 through its percentage ownership interest in SNH.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2000, the Company owned 4,000,000 common shares of beneficial interest of HPT with a carrying value of $106.0 million and a market value, based on quoted market prices, of $90.5 million. HPT is a real estate investment trust that owns hotels.

      Summarized financial data of HPT is as follows (amounts in thousands, except per share amounts):

                                    December 31,                                                  Year Ended December 31,
                            ---------------------------                                   --------------------------------------
                                 2000          1999                                          2000          1999         1998
                            ---------------------------                                   --------------------------------------
     Real estate
        properties, net       $2,157,487    $2,082,999           Revenues                  $263,023      $237,218      $174,961
                                                                 Expenses                   136,752       125,289        86,979
     Other assets, net            63,422       111,853           Income before            --------------------------------------
                            ---------------------------            extraordinary item       126,271       111,929        87,982
                              $2,220,909    $2,194,852           Extraordinary item              --            --        (6,641)
                            ===========================                                   --------------------------------------
                                                                 Net income                 126,271       111,929        81,341

     Security and                                                Preferred distributions     (7,125)       (5,106)           --
        other deposits          $257,377      $246,242           Net income available
     Other liabilities           480,592       428,895              for common            --------------------------------------
     Shareholders' equity      1,482,940     1,519,715              shareholders           $119,146      $106,823       $81,341
                            ---------------------------                                   ======================================
                              $2,220,909    $2,194,852
                            ===========================          Average shares              56,466        52,566        42,317
                                                                 Income before            ======================================
                                                                    extraordinary item
                                                                    per share                 $2.24         $2.13         $2.08
                                                                                          ======================================
                                                                 Net income per share         $2.24         $2.13         $1.92
                                                                                          ======================================
                                                                 Net income available
                                                                    for common
                                                                    shareholders per
                                                                    share                     $2.11         $2.03         $1.92
                                                                                          ======================================

Note 5.  Real Estate Mortgages Receivable, Net

                                                              December 31,
                                                        ----------------------
                                                         2000           1999
                                                        ----------------------
                                                        (dollars in thousands)
 Mortgage notes receivable, due March 2001 through
      December 2006                                     $11,842       $16,474
 Less allowance                                           5,393         6,101
                                                        ---------------------
                                                         $6,449       $10,373
                                                        =====================

      During 2000 the Company received regularly scheduled principal payments and prepayment of a real estate mortgage secured by one property aggregating $3.5 million. The Company also extended the maturity of a $9.1 million real estate mortgage from December 31, 2000, to March 31, 2001. In addition, the Company provided a $1.3 million real estate mortgage in connection with one land sale discussed in Note 3. This real estate mortgage bears interest at 10.0% payable quarterly in arrears and matures on May 5, 2001. Also as discussed in
Note 3, during 2000 the Company foreclosed on a $2.4 million real estate mortgage that had previously been partially reserved.

      At December 31, 2000, interest rates on real estate mortgages receivable ranged from 10.0% to 12.5% per annum.

Note 6.  Shareholders' Equity

      The Company originally reserved 1,000,000 shares of the Company's common shares under the terms of the 1992 Incentive Share Award Plan (the "Award Plan"). During each of the years ended December 31, 2000, 1999 and 1998, 13,000 common shares were awarded to officers of the Company and certain employees of RMR pursuant

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to this plan. In addition, the Independent Trustees were each awarded 500 common shares annually as part of their annual fees. The shares awarded to the Trustees vest immediately. The shares awarded to the officers and certain employees of RMR vest over a three-year period. At December 31, 2000, 643,705 shares of the Company's common shares remain reserved for issuance under the Award Plan.

      A distribution of $0.20 per share was paid on February 23, 2001, to shareholders of record on January 24, 2001. Cash distributions per share paid by the Company in 2000, 1999 and 1998 were $1.04, $1.46 and $1.51, respectively.

      In February 2001 the Company issued 8,000,000 series A cumulative redeemable preferred shares in a public offering for net proceeds of $193.3 million. Each Series A preferred share carries dividends of $2.46875 per annum, payable in equal quarterly payments. Each Series A preferred share has a liquidation preference of $25.00. Series A preferred shares are redeemable, at the Company's option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 22, 2006.

      The Board of Trustees has authorized the Company to repurchase up to 14 million common shares. During February and March 2001 the Company repurchased 983,700 of its common shares for $7.8 million, including transaction costs.

      The Company has adopted a Shareholders Rights Plan ("Right"). Each Right entitles the holder to purchase or to receive securities or other assets of the Company upon the occurrence of certain events. The Rights expire on October 17, 2004, and are redeemable at the Company's option at any time.

Note 7.  Commitments and Contingencies

      In 1995 the Company brought a foreclosure action to enforce an indemnity claim against a former tenant. The former tenant defended the Company's foreclosure action by raising lender liability type defenses. The former tenant also sought affirmative relief against the Company, its Managing Trustees, attorneys and others for substantial damages. This dispute was ordered to arbitration. In 2000 this arbitration was tried to conclusion and a final judgment was entered by the United States District Court for Massachusetts. All claims against the Company and its Managing Trustees were dismissed. The former tenant was ordered to pay the Company $3.2 million. In July 2000 the Company accepted an immediate cash payment of $2.5 million in final settlement of this judgment. Creditors of the former tenant brought two separate actions against the Company in the Massachusetts State courts which alleged that the Company's actions with the former tenant had damaged them. During 2000 one of these state court cases was dismissed pre-trial without any award against the Company. In January 2001 the Company paid $375,000 to settle the second state court action which amount the Company believes would have been approximately equal to its additional costs to try this case to a successful conclusion.

      In the ordinary course of its business the Company is periodically involved in disputes, some of which result in litigation. The Company does not believe that any currently pending or threatened litigation by or against it will have a material impact upon its business or financial results.

Note 8.  Transactions with Affiliates

      The Company has an agreement with RMR to provide investment advice, property management and administrative services to the Company. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company. RMR is compensated at an annual rate equal to 0.7% of the Company's real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to three percent of gross rents. RMR is also entitled to an incentive fee which is paid in restricted shares of the Company's common stock based on a formula. Incentive fees for the years ended December 31, 2000, 1999 and 1998 were $0, $215,000 and $1.4 million, respectively. In 2000 and 1999 the Company issued 26,221 and 89,702 common shares, respectively, in satisfaction of the 1999 and 1998 incentive fees. During December 2000, all of the shares previously owned by RMR and Messrs. Martin and Portnoy were transferred to affiliates of RMR. At December 31, 2000, affiliates of RMR owned 1,250,296 common shares of the Company. RMR also leases approximately 13,000 square feet of office space from the Company at rental rates which the Company believes to be commercially reasonable.

      Prior to the spin-off of SNH in 1999 the Company leased 15 senior housing properties to four affiliated entities (collectively, the "Affiliated Entities"). The Company sold 12 of these senior housing properties to an unaffiliated

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

party in March 1999 and transferred the remaining three senior housing properties to SNH as part of the Spin-Off. Messrs. Martin and Portnoy are shareholders of the Affiliated Entities. The 12 properties sold in 1999 and the Affiliated Entities' businesses conducted at these properties were sold on a combined basis and the Company received the combined sales proceeds of approximately $74.6 million. Based upon an accounting of the assets sold and proceeds received undertaken by the Company's Independent Trustees, it was determined that approximately $8.8 million of the sales proceeds belongs to the Affiliated Entities, and this amount, plus accrued interest, is included as due to affiliates on the Company's consolidated balance sheet. This amount is expected to be paid in 2001.

      Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

                                                  Year Ended December 31,
                                           ----------------------------------
                                              2000         1999         1998
                                           ----------------------------------
        Advisory fees                      $13,761      $15,404      $13,592
        Distributions                        1,292        3,807        1,694
        Rent and interest income               266        6,071       13,861
        Management fees                     11,436        9,779        6,703

Note 9.  Indebtedness

      At December 31, 2000 and 1999, the Company's outstanding indebtedness included the following:

                                                                                          December 31,
                                                                                  -----------------------------
                                                                                      2000           1999
                                                                                  -----------------------------
                                                                                     (dollars in thousands)

       $500,000 unsecured revolving bank credit facility, due April 2002, at
             LIBOR plus a premium (average interest rate for 2000 was 7.3%)                  $--      $132,000
       Senior Notes, due 2002 at 6.875%                                                 160,000        160,000
       Senior Notes, due 2002 at 6.75%                                                  150,000        150,000
       Senior Notes, due 2005 at 6.70%                                                  100,000        100,000
       Remarketed Reset Notes, due 2007 at LIBOR plus 1.25%                                  --        250,000
       Senior Notes, due 2010 at 8.875%                                                  30,000             --
       Senior Notes, due 2010 at 8.625%                                                  20,000             --
       Monthly Income Senior Notes, due 2009 at 7.875%                                   90,000         90,000
       Monthly Income Senior Notes, due 2011 at 8.375%                                   65,000         65,000
       Monthly Income Senior Notes, due 2013 at 8.50%                                   143,000        143,000
       Mortgage Notes Payable, due 2004 at 9.12%                                          3,503          3,533
       Mortgage Notes Payable, due 2007 at 8.40%                                         10,918         11,095
       Mortgage Notes Payable, due 2008 at 7.02%                                         17,487         17,672
       Mortgage Notes Payable, due 2008 at 8.00%                                         11,270         12,237
       Mortgage Notes Payable, due 2009 at 7.66%                                         10,082         10,904
       Mortgage Notes Payable, due 2011 at 6.814%                                       260,000             --
       Mortgage Notes Payable, due 2029 at 6.794%                                        44,000             --
       Convertible Subordinated Debentures, due 2003 at 7.50%                           162,547        164,863
       Convertible Subordinated Debentures, due 2001 at 7.25%                            40,000         40,000
                                                                                  ----------------------------
                                                                                      1,317,807      1,350,304
       Less unamortized discounts                                                        14,857            414
                                                                                  ----------------------------
                                                                                     $1,302,950     $1,349,890
                                                                                  ============================

      During 2000 the Company issued unsecured senior notes totaling $50 million, raising net proceeds of $49.6 million. In addition, certain subsidiaries of the Company issued $304 million of mortgage notes payable secured by 14 properties in seven office complexes. Net proceeds from the unsecured senior notes and the secured mortgage notes were used to repay amounts then outstanding on the Company's revolving bank credit facility and for general business purposes. In connection with the secured mortgage notes issued in 2000, the Company entered into an interest rate lock agreement in October 2000 that effectively fixed the interest rate at 7.5%. This agreement was terminated when the mortgages were closed in December 2000 requiring the payment of a $14.2 million termination fee. This fee is classified with unamortized discounts in the table above.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In April 2000 the Company retired $27.5 million of Remarketed Reset Notes (the "Reset Notes") and, in July 2000 completed its optional redemption of the remaining $222.5 million of Reset Notes, which bore interest at a rate subject to periodic resets, at a spread over LIBOR (effective rate of 7.52% per annum immediately prior to the redemption dates). The redemption prices were 100% of the principal amount of the Reset Notes redeemed, plus accrued and unpaid interest to the redemption dates. The redemptions were funded by drawings under the Company's revolving bank credit facility. In connection with the final redemption, the Company recognized an extraordinary loss of $1.2 million ($0.01 per share) from the write-off of deferred financing fees.

      The Company's convertible subordinated debentures were callable in October 1999 and are convertible at any time into common shares of the Company at $18 per share. During 2000 the Company repurchased $2.3 million of its convertible subordinated debentures due 2003 for $2.2 million and recognized an extraordinary gain of $116,000. During February 2001 the Company redeemed at par all $40 million of the Company's 7.25% subordinated convertible debentures due October 2001. The Company also called for redemption at par all of the Company's outstanding 7.50% subordinated convertible debentures due in October 2003. Approximately $41 million was redeemed on March 26, 2001, and approximately $121 million is expected to be redeemed on or about March 30, 2001. The Company expects to use proceeds from the Company's preferred offering and cash on hand to accomplish these redemptions.

      At December 31, 2000, 12 office complexes comprised of 25 properties costing $627.9 million with an aggregate net book value of $584.1 million were secured by mortgage notes totaling $357.3 million maturing during 2004 through 2029 which, net of unamortized discounts, amounted to $343.1 million.

      The required principal payments due during the next five years under all debt outstanding at December 31, 2000, are $44.6 million in 2001, $315.2 million in 2002, $168.1 million in 2003, $9.9 million in 2004, $107.1 million in 2005 and $672.8 million thereafter.

Note 10.  Fair Value of Financial Instruments

      The Company's financial instruments include cash and cash equivalents, real estate mortgages receivable, rents receivable, equity investments, senior notes, mortgage notes payable, convertible subordinated debentures, accounts payable and other accrued expenses and security deposits. Except as follows, the fair values of the financial instruments were not materially different from their carrying values (dollars in thousands):

                                                            2000                          1999
                                               ---------------------------    --------------------------
                                                Carrying                       Carrying
                                                 Amount        Fair Value       Amount       Fair Value
                                               ---------------------------    --------------------------
Real estate mortgages receivable                  $6,449          $7,926        $10,373        $11,556
Equity investments                               314,099         209,786        311,113        234,764
Senior notes, mortgage notes payable and
     convertible debentures                    1,302,950       1,302,344      1,217,890      1,186,863

      The fair values of the real estate mortgages receivable, senior notes, mortgage notes payable and convertible debentures are based on estimates using discounted cash flow analysis and currently prevailing rates. The fair value of the equity investments are based on quoted per share prices for HPT of $22.625 and $19.0625 at December 31, 2000 and 1999, respectively, and quoted per share prices for SNH of $9.3125 and $12.375 at December 31, 2000 and 1999, respectively.

Note 11.  Segment Information

      Prior to the spin-off of SNH in 1999, the Company owned senior housing and office properties that were reported in two segments. As discussed in Note 4, the Company spun-off 50.7% of its previously 100% owned subsidiary, SNH. SNH owned substantially all of the Company's senior housing properties that were included in the senior housing segment. Since the Spin-Off, the Company's primary business is the ownership and operation of office properties.

      The Company evaluates its segments based on net operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following is a summary of the Company's reportable segments as of and for the years ended December 31, 2000, 1999 and 1998. Information presented for 2000 is shown for comparative purposes (dollars in thousands):

                                                                  Year Ended December 31, 2000
                                                      --------------------------------------------------
                                                       Senior Housing        Office            Total
                                                      --------------------------------------------------
  Revenues                                                    $1,355         $402,273          $403,628
  Operating expenses                                              --          138,937           138,937
  Depreciation                                                    --           59,423            59,423
                                                      --------------------------------------------------
  Net operating income                                        $1,355         $203,913          $205,268
                                                      ==================================================

  Real estate investments                                     $5,149       $2,547,323        $2,552,472
  Real estate acquired during the year                            --           21,506            21,506

                                                                  Year Ended December 31, 1999
                                                      --------------------------------------------------
                                                       Senior Housing        Office            Total
                                                      --------------------------------------------------
  Revenues                                                   $77,579         $348,497          $426,076
  Operating expenses                                              --          116,365           116,365
  Depreciation                                                18,578           51,502            70,080
  Impairment of assets                                         5,000            2,000             7,000
                                                      -------------------------------------------------
  Net operating income                                       $54,001         $178,630          $232,631
                                                      =================================================

  Real estate investments                                    $10,373       $2,656,344        $2,666,717
  Real estate acquired during the year                            --          526,177           526,177

                                                               Year Ended December 31, 1998
                                                      --------------------------------------------------
                                                       Senior Housing        Office            Total
                                                      --------------------------------------------------
  Revenues                                                  $110,096         $245,955          $356,051
  Operating expenses                                              --           77,536            77,536
  Depreciation                                                21,798           37,039            58,837
                                                      -------------------------------------------------
  Net operating income                                       $88,298         $131,380          $219,678
                                                      =================================================

  Real estate investments                                   $895,748       $2,129,962        $3,025,710
  Real estate acquired during the year                        12,924          985,894           998,818

      The following tables reconcile the reported segment information to the consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                                          Year Ended December 31,
                                                   -------------------------------------
                                                       2000         1999         1998
                                                   -------------------------------------
 Revenues:
   Total reportable segments                        $ 403,628    $ 426,076    $ 356,051
   Unallocated other income                             1,378        1,465          503
                                                    -----------------------------------
     Total revenues                                 $ 405,006    $ 427,541    $ 356,554
                                                    ===================================

Net operating income:
   Total reportable segments                        $ 205,268    $ 232,631    $ 219,678
   Unallocated amounts:
     Other income                                       1,378        1,465          503
     Interest expense                                (100,074)     (87,470)     (64,326)
     Amortization expense                              (4,390)      (3,302)      (1,927)
     General and administrative expenses              (17,271)     (18,704)     (17,172)
     Spin-off transaction costs                            --      (16,739)          --
                                                    -----------------------------------
     Total income before equity in earnings
       (loss) of equity investments, gain on sale
       of properties and extraordinary item         $  84,911    $ 107,881    $ 136,756
                                                    ===================================

      For the years ended December 31, 2000, 1999 and 1998, office segment revenues from the United States Government were $59.6 million, $59.6 million and $60.3 million, respectively. For the years ended December 31, 1999 and 1998, senior housing segment revenues from Marriott International, Inc. were $24.2 million and $31.9 million, respectively. For the same periods, senior housing segment revenues from Integrated Health Services, Inc. were $21.2 million and $28.4 million, respectively.

Note 12.  Selected Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations of the Company for 2000 and 1999 (dollars in thousands, except per share amounts):

                                                                                          2000
                                                                    -------------------------------------------------
                                                                      First       Second       Third         Fourth
                                                                     Quarter     Quarter      Quarter     Quarter (1)
                                                                    -------------------------------------------------
Revenues                                                            $ 100,254   $ 101,045    $ 103,175    $ 100,532
Income before equity in earnings (loss) of equity investments,
      gain on sale of properties and extraordinary item                20,758      21,125       22,460       20,568
Equity in earnings (loss) of equity investments                         5,692       5,602        4,091       18,495
Loss on equity transaction of equity investments                           --          --           --           --
Income before gain on sale of properties and extraordinary item        26,450      26,727       26,551       39,063
Gain on sale of properties, net                                            --       1,978        4,620       17,977
Income before extraordinary item                                       26,450      28,705       31,171       57,040
Extraordinary item - early extinguishment of debt                          --          --       (1,210)         116
Net income                                                             26,450      28,705       29,961       57,156
Per share data:
  Income before equity in earnings (loss) of equity investments,
    gain on sale of properties and extraordinary item                    0.16        0.16         0.17         0.16
  Income before gain on sale of properties and extraordinary item        0.20        0.20         0.20         0.30
  Income before extraordinary item                                       0.20        0.22         0.24         0.43
  Net income                                                             0.20        0.22         0.23         0.43

                                                                                           1999
                                                                    -------------------------------------------------
                                                                      First       Second       Third         Fourth
                                                                     Quarter     Quarter      Quarter     Quarter (1)
                                                                    -------------------------------------------------
Revenues                                                            $ 104,403   $ 106,551    $ 114,805    $ 101,782
Income before equity in earnings (loss) of equity investments,
      gain on sale of properties and extraordinary item                37,288      36,430       13,501       20,662
Equity in earnings (loss) of equity investments                         2,008       2,021        2,023       (7,667)
Loss on equity transaction of equity investments                           --        (711)          --           --
Income before gain on sale of properties and extraordinary item        39,296      37,740       15,524       12,995
Gain on sale of properties, net                                         8,307          --           --           --
Income before extraordinary item                                       47,603      37,740       15,524       12,995
Extraordinary item - early extinguishment of debt                          --          --           --           --
Net income                                                             47,603      37,740       15,524       12,995
Per share data:
  Income before equity in earnings (loss) of equity investments,
    gain on sale of properties and extraordinary item                    0.28        0.28         0.10         0.16
  Income before gain on sale of properties and extraordinary item        0.30        0.29         0.12         0.10
  Income before extraordinary item                                       0.36        0.29         0.12         0.10
  Net income                                                             0.36        0.29         0.12         0.10

     (1)  Included  in equity in earnings  (loss) of equity  investments  for the 2000 fourth  quarter are the
          Company's share of SNH's net gain on foreclosures  and lease  terminations of $300,000,  gain on the sale of  properties of $13.5 million and $1.7 million of  non-recurring  general and  administrative expenses arising from tenant bankruptcies and foreclosures, as described in Note 4.

     (2)  Included  in total  expenses  for the  1999  third  quarter  are  unusual  and  non-recurring  items aggregating $23.7 million:  approximately $16.7 million represents  spin-off  transaction costs, and
          $7.0 million  represents the  write-down to net  realizable  value of the carrying value of two real estate mortgages receivable and other assets.
     (3)  On October 12, 1999, the Company spun-off 50.7% of its then 100% owned subsidiary,  SNH. Also in the
          1999 fourth quarter,  the Company  recognized  $14.8 million of an asset impairment loss from SNH as described in Note 4.

Note 13.  Pro Forma Information (Unaudited)

     On October 12, 1999, the Company spun-off 50.7% of its previously 100% owned subsidiary, SNH, by distributing 13,190,763 common shares of SNH to the Company's shareholders.

     The following unaudited condensed Pro Forma Statements of Income assume the spin-off of SNH had occurred on January 1, 1998.

     These pro forma statements of income are not necessarily indicative of what the actual results of operations would have been for the years presented, nor do they purport to represent the results of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in the debt and equity structure of the Company.

Condensed Pro Forma Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                     Year Ended December 31,
                                                     ------------------------
                                                        1999           1998
                                                     ------------------------
Total revenues                                        $356,711      $268,248
Income before extraordinary item                        92,058       117,850
Net income                                              92,058       115,710
Income before extraordinary item per basic share          0.70          0.98
Net income per basic share                                0.70          0.97

                                                        HRPT PROPERTIES TRUST
                                                             SCHEDULE II
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                                             Balance at          Charged to                          Balance at
                                                            Beginning of         Costs and                             End of
Description                                                    Period             Expenses        Deductions (1)       Period
--------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
    Allowance for real estate mortgages receivable                    $927             $600            $(517)           $1,010
                                                        ========================================================================


Year Ended December 31, 1999:
    Allowance for real estate mortgages receivable                  $1,010           $5,600            $(509)           $6,101
                                                        ========================================================================


Year Ended December 31, 2000:
    Allowance for real estate mortgages receivable                  $6,101              $--            $(708)           $5,393
                                                        ========================================================================

(1)  Represents uncollectable receivables charged against the allowance.

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                     Initial Cost                          Gross Amount Carried at Close
                                      to Company                               of Period 12/31/00
                                  --------------------                    -------------------------------
                                                        Costs
                                                       Capitalized                                                          Original
                                             Buildings Subsequent                   Buildings            Accumulated         Constr-
                         Encum-                 and     to Acqu-                      and                  Deprecia-   Date   uction
Location       State     brances    Land     Equipment  isition Impairment  Land    Equipment    Total (1) tion (2)  Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------
Office
  Buildings:
Petersburg        AK       $--      $189        $811       $3      $--      $189        $814      $1,003       $77    3/31/97   1983
Tucson            AZ        --       765       3,280      102       --       779       3,368       4,147       318    3/31/97   1993
Safford           AZ        --       635       2,729       67       --       647       2,784       3,431       262    3/31/97   1992
Phoenix           AZ        --     2,687      11,532      462       --     2,729      11,952      14,681     1,064    5/15/97   1997
Tempe             AZ        --     1,125      10,122        4       --     1,125      10,126      11,251       390    6/30/99   1987
Phoenix           AZ        --     1,828      16,453       (1)      --     1,828      16,452      18,280       600    7/30/99   1982
San Diego         CA        --       992       9,040      238       --       992       9,278      10,270       971    12/5/96   1985
San Diego         CA        --     1,228      11,199      293       --     1,228      11,492      12,720     1,203    12/5/96   1985
San Diego         CA        --     1,985      18,096      475       --     1,985      18,571      20,556     1,945    12/5/96   1985
San Diego         CA        --       316       2,846      182       --       316       3,028       3,344       341   12/31/96   1984
San Diego         CA        --       502       4,526      290       --       502       4,816       5,318       542   12/31/96   1984
San Diego         CA        --       294       2,650      170       --       294       2,820       3,114       318   12/31/96   1984
San Diego         CA        --       313       2,820      180       --       313       3,000       3,313       338   12/31/96   1984
San Diego         CA        --     4,269      18,316      419       --     4,347      18,657      23,004     1,760    3/31/97   1996
Kearney Mesa      CA        --     2,916      12,456      345       --     2,969      12,748      15,717     1,202    3/31/97   1994
San Diego         CA        --     2,984      12,859    2,070       --     3,038      14,875      17,913     1,383    3/31/97   1981
Los Angeles       CA    36,581     5,076      49,884    1,952       --     5,071      51,841      56,912     4,891    5/15/97   1979
Los Angeles       CA    36,248     5,055      49,685    1,653       --     5,060      51,333      56,393     4,825    5/15/97   1979
Los Angeles       CA        --     1,921       8,242      191       --     1,955       8,399      10,354       724    7/11/97   1996
Anaheim           CA        --       691       6,223       11       --       692       6,233       6,925       546    12/5/97   1992
Anaheim           CA        --       133       1,201       --     (708)      133         493         626        --    12/5/97   1970
Golden            CO        --       494         152    5,870       --       495       6,021       6,516       422    3/31/97   1997
Aurora            CO        --     1,152      13,272       --       --     1,152      13,272      14,424     1,158   11/14/97   1993
Lakewood          CO        --     1,855      16,691       40       --     1,856      16,730      18,586       470   11/22/99   1980
Lakewood          CO        --       787       7,085       24       --       787       7,109       7,896       199   11/22/99   1980
Wallingford       CT        --       640      10,017       12       --       640      10,029      10,669       636     6/1/98   1986
Wallingford       CT        --       367       3,301       89       --       366       3,391       3,757       186   12/22/98   1988
Washington        DC        --     2,485      22,696    2,100       --     2,485      24,796      27,281     2,801    9/13/96   1976
Washington        DC    23,221     6,979      29,949      930       --     7,107      30,751      37,858     2,973    3/31/97   1989
Washington        DC        --    12,008      51,528    1,220       --    12,227      52,529      64,756     4,955    3/31/97   1996
Washington        DC        --     1,851      16,511      739       --     1,878      17,223      19,101     1,523   12/19/97   1966
Washington        DC    32,058     5,975      53,778      351       --     5,975      54,129      60,104     3,513    6/23/98   1991
Wilmington        DE        --     4,409      39,681       36       --     4,413      39,713      44,126     2,441    7/23/98   1986
Wilmington        DE        --     1,478      13,306       68       --     1,478      13,374      14,852       485    7/13/99   1984

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                     Initial Cost                          Gross Amount Carried at Close
                                      to Company                               of Period 12/31/00
                                  --------------------                    -------------------------------
                                                        Costs
                                                       Capitalized                                                          Original
                                             Buildings Subsequent                   Buildings            Accumulated         Constr-
                         Encum-                 and     to Acqu-                      and                  Deprecia-   Date   uction
Location       State     brances    Land     Equipment  isition Impairment  Land    Equipment    Total (1) tion (2)  Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------
Orlando           FL        --       722       6,499      (59)      --       716       6,446       7,162       465    2/19/98   1997
Orlando           FL        --        --         362        2       --        36         328         364        16    2/19/98   1997
Orlando           FL        --       256       2,308       64       --       263       2,365       2,628       171    2/19/98   1997
Miami             FL        --       144       1,297       24       --       144       1,321       1,465        93    3/19/98   1987
Savannah          GA        --       544       2,330      118       --       553       2,439       2,992       227    3/31/97   1990
Kansas City       KS        --     1,042       4,469      758       --     1,061       5,208       6,269       542    3/31/97   1990
Boston            MA        --     3,378      30,397    1,823       --     3,378      32,220      35,598     5,101    9/28/95   1915
Boston            MA        --     1,447      13,028      128       --     1,448      13,155      14,603     1,729    9/28/95   1993
Boston            MA        --     1,500      13,500    3,713       --     1,500      17,213      18,713     1,848   12/18/95   1875
Westwood          MA        --       303       2,740      498       --       304       3,237       3,541       354   11/26/96   1980
Westwood          MA        --       537       4,960       --       --       537       4,960       5,497       492     1/8/97   1977
Worcester         MA        --       158       1,417        8       --       158       1,425       1,583       129    5/15/97   1992
Charlton          MA        --       141       1,269        8       --       141       1,277       1,418       116    5/15/97   1988
Milford           MA        --       144       1,297      265       --       401       1,305       1,706       119    5/15/97   1989
Westborough       MA        --        42         381        5       --        42         386         428        35    5/15/97   1900
Westborough       MA        --        24         216        4      (97)       24         123         147        --    5/15/97   1953
Worcester         MA        --       895       8,052       41       --       895       8,093       8,988       733    5/15/97   1990
Worcester         MA        --       354       3,189       14       --       354       3,203       3,557       290    5/15/97   1985
Worcester         MA        --       111       1,000      291       --       397       1,005       1,402        92    5/15/97   1986
Worcester         MA        --       265       2,385       12       --       265       2,397       2,662       217    5/15/97   1972
Worcester         MA        --     1,132      10,186       38       --     1,132      10,224      11,356       926    5/15/97   1989
Grafton           MA        --        37         336        5       --        37         341         378        30    5/15/97   1930
Northbridge       MA        --        32         290        5       --        32         295         327        27    5/15/97   1962
Fitchburg         MA        --       223       2,004       10       --       223       2,014       2,237       183    5/15/97   1994
Millbury          MA        --        34         309        4       --        34         313         347        28    5/15/97   1950
Paxton            MA        --        24         212        4       --        24         216         240        20    5/15/97   1984
Spencer           MA        --       211       1,902       11       --       211       1,913       2,124       173    5/15/97   1992
Sturbridge        MA        --        83         751        7       --        83         758         841        69    5/15/97   1986
Webster           MA        --       315       2,834       14       --       315       2,848       3,163       258    5/15/97   1995
Westborough       MA        --       166       1,498        7     (668)      166         837       1,003        --    5/15/97   1977
Westborough       MA        --       396       3,562       15       --       396       3,577       3,973       324    5/15/97   1986
Lexington         MA        --     1,054       9,487       16       --     1,054       9,503      10,557       703    1/30/98   1968
Quincy            MA        --     2,477      16,645       18       --     2,478      16,662      19,140     1,130     4/3/98   1988
Quincy            MA        --     1,668      11,097      474       --     1,668      11,571      13,239       824     4/3/98   1988
Westwood          MA        --       500       4,562       49       --       500       4,611       5,111       291     6/8/98   1990

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                     Initial Cost                          Gross Amount Carried at Close
                                      to Company                               of Period 12/31/00
                                  --------------------                    -------------------------------
                                                        Costs
                                                       Capitalized                                                          Original
                                             Buildings Subsequent                   Buildings            Accumulated         Constr-
                         Encum-                 and     to Acqu-                      and                  Deprecia-   Date   uction
Location       State     brances    Land     Equipment  isition Impairment  Land    Equipment    Total (1) tion (2)  Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------
Auburn            MA        --       647       5,827       21       --       649       5,846       6,495       152   12/27/99   1977
Leominster        MA        --       778       7,003       26       --       781       7,026       7,807       183   12/27/99   1966
Gaithersburg      MD        --     4,381      18,798      521       --     4,461      19,239      23,700     1,846    3/31/97   1995
Riverdale         MD        --     9,423      40,433      972       --     9,595      41,233      50,828     3,904    3/31/97   1994
Germantown        MD        --     2,305       9,890      263       --     2,347      10,111      12,458       982    3/31/97   1995
Oxon Hill         MD        --     3,181      13,653      357       --     3,240      13,951      17,191     1,333    3/31/97   1992
Baltimore         MD        --        --      12,430      185       --        --      12,615      12,615     1,172   11/18/97   1988
Rockville         MD        --     3,251      29,258      136       --     3,248      29,397      32,645     2,113     2/2/98   1986
Baltimore         MD        --       900       8,097      183       --       901       8,279       9,180       469   10/15/98   1989
Pikesville        MD        --       589       5,305       60       --       590       5,364       5,954       186    8/11/99   1987
Eagan             MN        --     1,424      12,822       --       --     1,424      12,822      14,246       895    3/19/98   1986
Bloomington       MN        --     1,898      17,081    2,258       --     1,898      19,339      21,237     1,516    3/19/98   1957
Mendota Heights   MN        --       533       4,795       --       --       533       4,795       5,328       335    3/19/98   1995
St. Paul          MN        --       696       6,263       32       --       695       6,296       6,991       221     8/3/99   1987
Plymouth          MN        --       563       5,064      189       --       563       5,253       5,816       177     8/3/99   1987
Minneapolis       MN        --       870       7,831      244       --       870       8,075       8,945       276     8/3/99   1987
Minneapolis       MN        --       695       6,254      143       --       695       6,397       7,092       223     8/3/99   1986
Minnespolis       MN        --     1,891      17,021       82       --     1,893      17,101      18,994       558    9/30/99   1980
Roseville         MN     1,898       295       2,658       (2)      --       295       2,656       2,951        69    12/1/99   1987
Roseville         MN     3,769       586       5,278       (4)      --       586       5,274       5,860       138    12/1/99   1987
Roseville         MN     6,305       979       8,814       11       --       979       8,825       9,804       230    12/1/99   1987
Roseville         MN     4,319       672       6,045       (1)      --       672       6,044       6,716       158    12/1/99   1987
Roseville         MN     1,196       185       1,661       14       --       185       1,675       1,860        44    12/1/99   1987
Kansas City       MO        --     1,443       6,193      150       --     1,470       6,316       7,786       595    3/31/97   1995
Manchester        NH        --     2,201      19,957        3       --     2,201      19,960      22,161       810    5/10/99   1979
Vorhees           NJ        --     1,053       6,625        1       --       998       6,681       7,679       438    5/26/98   1990
Vorhees           NJ        --       445       2,798       31       --       584       2,690       3,274       177    5/26/98   1990
Vorhees           NJ        --       673       4,232        1       --       589       4,317       4,906       283    5/26/98   1990
Florham Park      NJ        --     1,412      12,709       --       --     1,412      12,709      14,121       781    7/31/98   1979
Sante Fe          NM        --     1,551       6,650      228       --     1,578       6,851       8,429       640    3/31/97   1987
Albequerque       NM        --       493       2,119      119       --       503       2,228       2,731       207    3/31/97   1984
Albequerque       NM        --       422       3,797       --       --       422       3,797       4,219       130    8/31/99   1984
Albequerque       NM        --       441       3,970       11       --       441       3,981       4,422       137    8/31/99   1984
Albequerque       NM        --       173       1,553       (3)      --       172       1,551       1,723        53    8/31/99   1984
Albequerque       NM        --       877       7,895       (4)      --       876       7,892       8,768       273    8/31/99   1984

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                     Initial Cost                          Gross Amount Carried at Close
                                      to Company                               of Period 12/31/00
                                  --------------------                    -------------------------------
                                                        Costs
                                                       Capitalized                                                          Original
                                             Buildings Subsequent                   Buildings            Accumulated         Constr-
                         Encum-                 and     to Acqu-                      and                  Deprecia-   Date   uction
Location       State     brances    Land     Equipment  isition Impairment  Land    Equipment    Total (1) tion (2)  Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------
White Plains      NY        --     1,200      10,870      815       --     1,200      11,685      12,885     1,374     2/6/96   1952
Brooklyn          NY        --       775       7,054        2       --       775       7,056       7,831       801     6/6/96   1971
Buffalo           NY    10,082     4,405      18,899      577       --     4,485      19,396      23,881     1,820    3/31/97   1994
Irondoquoit       NY        --     1,910      17,189       69       --     1,910      17,258      19,168     1,097    6/30/98   1986
Islandia          NY        --       813       7,319      145       --       809       7,468       8,277       285    6/11/99   1987
Mineola           NY        --     3,419      30,774      357       --     3,416      31,134      34,550     1,191    6/11/99   1971
Syracuse          NY        --     1,788      16,096      443       --     1,788      16,539      18,327       627    6/29/99   1972
Melville          NY        --     3,155      28,395      369       --     3,155      28,764      31,919     1,041    7/22/99   1985
Syracuse          NY        --       466       4,196      285       --       467       4,480       4,947       153    9/24/99   1990
DeWitt            NY        --       454       4,086       80       --       457       4,163       4,620       107   12/28/99   1987
Mason             OH        --     1,528      13,748        3       --     1,528      13,751      15,279       875    6/10/98   1994
Oklahoma City     OK        --     4,596      19,721      445       --     4,680      20,082      24,762     1,895    3/31/97   1992
Oklahoma City     OK        --       151       1,361        1       --       151       1,362       1,513        48    8/13/99   1993
Oklahoma City     OK        --     1,449      13,035        3       --     1,449      13,038      14,487       446    8/13/99   1993
Elk City          OK        --        53         479       --       --        53         479         532        18    8/13/99   1993
Edmund            OK        --       251       2,254       --       --       251       2,254       2,505        77    8/13/99   1993
Midwest City      OK        --       250       2,253        2       --       250       2,255       2,505        77    8/13/99   1993
King of Prussia   PA        --       634       3,251       22       --       634       3,273       3,907       271    9/22/97   1964
FT. Washington    PA        --     1,872       8,816        3       --     1,872       8,819      10,691       727    9/22/97   1960
FT. Washington    PA        --     1,184       5,559       --       --     1,184       5,559       6,743       458    9/22/97   1967
FT. Washington    PA        --       683       3,198      (21)      --       680       3,180       3,860       264    9/22/97   1970
Horsham           PA        --       741       3,611       54       --       741       3,665       4,406       298    9/22/97   1983
Philadelphia      PA    44,000     7,884      71,002    1,129       --     7,883      72,132      80,015     6,248   11/13/97   1980
Plymouth Meeting  PA        --     1,412       7,415    1,717       --     1,413       9,131      10,544       632    1/15/98   1996
FT. Washington    PA        --     1,154       7,722       84       --     1,154       7,806       8,960       556    1/15/98   1996
King of Prussia   PA        --       552       2,893       17       --       552       2,910       3,462       210     2/2/98   1996
King of Prussia   PA        --       354       3,183      195       --       354       3,378       3,732       234     2/2/98   1968
Pittsburgh        PA        --       720       9,589       91       --       720       9,680      10,400       693    2/27/98   1991
Philadelphia      PA    63,238     3,462     111,946    1,471       --     3,462     113,417     116,879     7,932    3/30/98   1983
Greensburg        PA        --       780       7,026       --       --       780       7,026       7,806       446     6/3/98   1997
Philadelphia      PA        --    24,753     222,775    2,001       --    24,747     224,782     249,529    14,312    6/30/98   1990
Moon Township     PA        --     1,663      14,966        5       --     1,663      14,971      16,634       858    9/14/98   1994
FT. Washington    PA        --       631       5,698      175       --       634       5,870       6,504       301    12/1/98   1998
Philadelphia      PA        --       931       8,377      157       --       930       8,535       9,465       342    6/11/99   1987
Moon Township     PA        --       555       4,995        4       --       555       4,999       5,554       177    8/23/99   1991

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                     Initial Cost                          Gross Amount Carried at Close
                                      to Company                               of Period 12/31/00
                                  --------------------                    -------------------------------
                                                        Costs
                                                       Capitalized                                                          Original
                                             Buildings Subsequent                   Buildings            Accumulated         Constr-
                         Encum-                 and     to Acqu-                      and                  Deprecia-   Date   uction
Location       State     brances    Land     Equipment  isition Impairment  Land    Equipment    Total (1) tion (2)  Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------
Moon Township     PA        --     6,936          --      695       --     7,631          --       7,631        --    8/23/99   1987
Moon Township     PA        --       202       1,814        1       --       202       1,815       2,017        64    8/23/99   1992
Moon Township     PA        --       502       4,519       57       --       502       4,576       5,078       179    8/23/99   1987
Moon Township     PA        --       410       3,688       81       --       410       3,769       4,179       131    8/23/99   1988
Moon Township     PA        --       489       4,403      216       --       490       4,618       5,108       174    8/23/99   1989
Moon Township     PA        --       612       5,507       19       --       612       5,526       6,138       197    8/23/99   1990
Blue Bell         PA        --       723       6,507        4       --       723       6,511       7,234       210    9/14/99   1988
Blue Bell         PA        --       709       6,382       73       --       709       6,455       7,164       209    9/14/99   1988
Blue Bell         PA        --       268       2,414       46       --       268       2,460       2,728        78    9/14/99   1988
Lincoln           RI        --       320       7,690       --       --       320       7,690       8,010       675   11/13/97   1997
Memphis           TN        --     2,206      19,856      779       --     2,208      20,633      22,841     1,270    8/31/98   1985
Austin            TX    13,330     2,317      21,037        7       --     2,317      21,044      23,361     1,839    12/5/97   1996
Austin            TX     7,048     1,226      11,126       (1)      --     1,226      11,125      12,351       974    12/5/97   1997
Austin            TX     8,064     1,402      12,729        2       --     1,402      12,731      14,133     1,113    12/5/97   1997
Austin            TX     9,621     1,621      14,594      646       --     1,621      15,240      16,861     1,534    12/5/97   1997
Austin            TX     7,279     1,218      11,040      499       --     1,218      11,539      12,757     1,046    12/5/97   1986
Waco              TX        --     2,030       8,708      160       --     2,060       8,838      10,898       671   12/23/97   1997
Austin            TX        --       466       4,191      299       --       558       4,398       4,956       331    1/27/98   1980
Irving            TX        --       846       7,616       --       --       846       7,616       8,462       532    3/19/98   1995
Irving            TX        --       542       4,879       --       --       542       4,879       5,421       341    3/19/98   1995
Austin            TX        --     1,439       6,137    2,912       --     1,439       9,049      10,488       432    3/24/98   1975
Austin            TX        --     1,529      13,760       24       --     1,529      13,784      15,313       847    7/16/98   1993
Austin            TX        --     4,878      43,903      876       --     4,875      44,782      49,657     2,436    10/7/98   1968
Austin            TX        --     1,436      12,927       (7)      --     1,436      12,920      14,356       714    10/7/98   1998
Austin            TX        --     9,085          --    4,754       --    11,553       2,286      13,839        --    10/7/98   1968
Austin            TX     3,186       562       5,054        5       --       562       5,059       5,621       279   10/20/98   1998
Austin            TX    11,759     2,072      18,650       22       --     2,072      18,672      20,744     1,029   10/20/98   1998
Austin            TX     8,367     1,476      13,286       (3)      --     1,476      13,283      14,759       733   10/20/98   1998
Austin            TX        --       688       6,192      135       --       697       6,318       7,015       243     6/3/99   1985
Austin            TX        --       906       8,158      (40)      --       902       8,122       9,024       314    6/16/99   1999
Austin            TX        --       539       4,849       (3)      --       539       4,846       5,385       187    6/16/99   1999
Austin            TX        --     1,731      14,921      233       --     1,731      15,154      16,885       575    6/30/99   1975
San Antonio       TX        --       259       2,331       61       --       263       2,388       2,651        81     8/3/99   1986
Austin            TX        --     1,574      14,168      151       --     1,573      14,320      15,893       490     8/3/99   1982
San Antonio       TX        --       905       8,149       --       --       905       8,149       9,054       280     8/3/99   1989

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in thousands)


                                     Initial Cost                          Gross Amount Carried at Close
                                      to Company                               of Period 12/31/00
                                  --------------------                    -------------------------------
                                                        Costs
                                                       Capitalized                                                          Original
                                             Buildings Subsequent                   Buildings            Accumulated         Constr-
                         Encum-                 and     to Acqu-                      and                  Deprecia-   Date   uction
Location       State     brances    Land     Equipment  isition Impairment  Land    Equipment    Total (1) tion (2)  Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------
Austin            TX     3,503       626       5,636       53       --       621       5,694       6,315       204    8/18/99   1987
Austin            TX        --     2,028      18,251       (4)      --     2,027      18,248      20,275       551    10/8/99   1985
Austin            TX    10,918     2,038      18,338       (7)      --     2,037      18,332      20,369       554    10/8/99   1997
Fairfax           VA        --       569       5,122      178       --       569       5,300       5,869       567    12/4/96   1990
Falls Church      VA        --     3,456      14,828      869       --     3,519      15,634      19,153     1,474    3/31/97   1993
Arlington         VA        --       810       7,289      335       --       811       7,623       8,434       451    8/26/98   1987
Alexandria        VA        --     2,109      18,982       81       --     2,109      19,063      21,172       984   12/30/98   1987
Fairfax           VA        --       780       7,022        4       --       781       7,025       7,806       227    9/29/99   1988
Fairfax           VA        --       594       5,347        3       --       594       5,350       5,944       172    9/29/99   1988
Richland          WA    11,270     3,970      17,035      426       --     4,042      17,389      21,431     1,645    3/31/97   1995
Falling Waters    WV        --       906       3,886      141       --       922       4,011       4,933       376    3/31/97   1993
Cheyenne          WY        --     1,915       8,217      210       --     1,950       8,392      10,342       790    3/31/97   1995
                     -----------------------------------------------------------------------------------------------
Totals                $357,260  $295,222  $2,191,376  $60,898  $(1,473) $300,548  $2,245,475  $2,546,023  $160,015
                     ===============================================================================================

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation at the beginning of the period:

                                        Real Estate and          Accumulated
                                           Equipment            Depreciation
                                      --------------------     ----------------
Balance at January 1, 1998                 $1,969,023               $111,669
   Additions                                1,004,523                 58,837
   Disposals                                  (17,064)                  (695)
                                      --------------------     ----------------
Balance at December 31, 1998                2,956,482                169,811
   Additions                                  526,502                 70,080
   Disposals                                  (94,247)               (20,977)
   Spin-off of SNH                           (732,393)              (112,055)
                                      --------------------     ----------------
Balance at December 31, 1999                2,656,344                106,859
   Additions                                   23,806                 59,423
   Disposals                                 (134,127)                (6,267)
                                      --------------------     ----------------
Balance at December 31, 2000               $2,546,023               $160,015
                                      ====================     ================

     (1) Aggregate cost for federal income tax purposes is approximately $2,446,679.
     (2) Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

                                                        HRPT PROPERTIES TRUST
                                                             SCHEDULE IV
                                              MORTGAGE LOANS RECEIVABLE ON REAL ESTATE
                                                          December 31, 2000
                                                       (Dollars in thousands)
                                                                                                                 Principal Amount of
                                                                                                                    Loans Subject to
                                                                                            (1)                        to Delinquent
                                 Final                                                 Face Value of    Carrying Value    Principal
Location      Interest Rate  Maturity Date  Periodic Payment Terms                        Mortgage       of Mortgage     or Interest
------------------------------------------------------------------------------------------------------------------------------------

Torrance, CA     12.50%         3/31/01     Interest only, payable monthly in arrears.      $9,099          $4,807            $--
Torrance, CA                                $9.1 million due at maturity.

Wichita, KS      10.00%        11/09/02     Principal and interest, payable monthly in         943             224             --
                                            arrears.  $900 due at maturity.

Florence, KS     11.58%        12/31/06     Interest only, payable monthly in arrears.         500             118             --
                                            $500 due at maturity.

Austin, TX       10.00%         5/5/01      Interest only, payable quarterly in arrears      1,300           1,300             --
                                            $1.3 million due at maturity.
                                                                                         -------------------------------------------
                                                                                            $11,842          $6,449           $--
                                                                                         ===========================================

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

Balance at January 1, 1998                                     $101,502
   Collections of principal, net of discounts                   (33,408)
                                                       -------------------
Balance at December 31, 1998                                     68,094
   New mortgage loans                                            60,000
   Collections of principal, net of discounts                   (75,188)
   Impairment of mortgage loans                                  (5,000)
   Spin-off of SNH                                              (37,533)
                                                       -------------------
Balance at December 31, 1999                                     10,373
   New mortgage loans                                             1,300
   Mortgage foreclosures, net of reserve                         (1,702)
   Collections of principal                                      (3,522)
                                                       -------------------
Balance at December 31, 2000                                     $6,449
                                                       ===================

    (1) Also represents cost for federal income tax purposes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HRPT PROPERTIES TRUST

                                  By:  /s/ John A. Mannix
                                       John A. Mannix
                                       President and Chief Operating Officer
                                       Dated:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                               Title                          Date
---------                               -----                          ----

/s/ John A. Mannix                President and Chief             March 30, 2001
John A. Mannix                    Operating Officer


/s/ John C. Popeo                 Treasurer, Chief Financial      March 30, 2001
John C. Popeo                     Officer and Secretary


/s/ Frederick N. Zeytoonjian      Trustee                         March 30, 2001
Frederick N. Zeytoonjian


/s/ Patrick F. Donelan            Trustee                         March 30, 2001
Patrick F. Donelan


/s/ Justinian Manning, C.P.       Trustee                         March 30, 2001
Rev. Justinian Manning, C.P.


/s/ Gerard M. Martin              Trustee                         March 30, 2001
Gerard M. Martin


/s/ Barry M. Portnoy              Trustee                         March 30, 2001
Barry M. Portnoy