Form 10-Q
period 2001-03-31
HRPT PROPERTIES TRUST
filed 2001-05-15
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Number of Common Shares outstanding at May 10, 2001:
           130,644,447 shares of beneficial interest, $0.01 par value.

                                       HRPT PROPERTIES TRUST


                                             FORM 10-Q

                                          MARCH 31, 2001

                                               INDEX


                                                                                             Page
                                                                                             ----

      PART I         Financial Information

      Item 1.        Financial Statements (unaudited)

                     Consolidated Balance Sheets - March 31, 2001 and
                       December 31, 2000                                                       1

                     Consolidated Statements of Income - Three Months Ended
                       March 31, 2001 and 2000                                                 2

                     Consolidated Statements of Cash Flows - Three Months Ended
                       March 31, 2001 and 2000                                                 3

                     Notes to Consolidated Financial Statements                                4

      Item 2.        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                   6

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk                8

      PART II        Other Information

      Item 5.        Other Events                                                              9

      Item 6.        Exhibits and Reports on Form 8-K                                          9

                     Signatures                                                               12



                                         CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands, except per share amounts)

                                                                              March 31,          December 31,
                                                                                2001                 2000
                                                                           --------------       --------------
                                                                             (unaudited)           (note 1)
ASSETS
Real estate properties, at cost:
    Land                                                                    $   299,545          $   300,548
    Buildings and improvements                                                2,243,499            2,245,475
                                                                            -----------          -----------
                                                                              2,543,044            2,546,023
    Less accumulated depreciation                                               174,447              160,015
                                                                            -----------          -----------
                                                                              2,368,597            2,386,008

Real estate mortgages receivable, net                                             1,300                6,449
Equity investments                                                              310,618              314,099
Cash and cash equivalents                                                        85,754               92,681
Restricted cash                                                                  17,952               23,126
Rents receivable, net                                                            39,849               38,335
Other assets, net                                                                47,681               39,445
                                                                            -----------          -----------
                                                                            $ 2,871,751          $ 2,900,143
                                                                            ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Senior notes payable, net                                                   $   757,362          $   757,314
Mortgage notes payable, net                                                     342,578              343,089
Convertible subordinated debentures                                                  --              202,547
Accounts payable and accrued expenses                                            27,144               40,611
Deferred rents                                                                    4,773                6,059
Security deposits                                                                 6,873                6,611
Due to affiliates                                                                16,244               14,700

Commitments and contingencies

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized, 8,000,000 shares and zero shares issued and
      outstanding at March 31, 2001, and December 31, 2000,respectively         193,277                   --
    Common shares of beneficial interest, $0.01 par value: 150,000,000 shares  uthorized, 130,965,147 shares and 131,948,847 shares issued and outstanding at March 31, 2001, and December 31, 2000,
      respectively
                                                                                  1,310                1,319
    Additional paid-in capital                                                1,963,839            1,971,679
    Cumulative net income                                                       846,744              820,948
    Cumulative common distributions                                          (1,285,129)          (1,258,739)
    Unrealized holding losses on investments                                     (3,264)              (5,995)
                                                                            -----------          -----------
      Total shareholders' equity                                              1,716,777            1,529,212
                                                                            -----------          -----------
                                                                            $ 2,871,751          $ 2,900,143
                                                                            ===========          ===========

See accompanying notes



                               CONSOLIDATED STATEMENTS OF INCOME
                        (amounts in thousands, except per share amounts)
                                          (unaudited)

                                                                 Three Months Ended March 31,
                                                               --------------------------------
                                                                   2001                2000
                                                               ---------------    -------------
Revenues:
    Rental income                                               $  96,714           $  99,395
    Interest and other income                                       3,116                 859
                                                                ---------           ---------
      Total revenues                                               99,830             100,254
                                                                ---------           ---------

Expenses:
    Operating expenses                                             35,035              33,827
    Interest                                                       24,199              25,098
    Depreciation and amortization                                  16,157              15,874
    General and administrative                                      4,093               4,697
    Impairment of assets                                           (3,955)                 --
                                                                ---------           ---------
      Total expenses                                               75,529              79,496
                                                                ---------           ---------

Income before equity in earnings of equity investments
    and extraordinary item                                         24,301              20,758

Equity in earnings of equity investments                            3,312               5,692
                                                                ---------           ---------
Income before extraordinary item                                   27,613              26,450

Extraordinary item - early extinguishment of debt                  (1,817)                 --
                                                                ---------           ---------
Net income                                                         25,796              26,450
Preferred distributions                                            (2,030)                 --
                                                                ---------           ---------
Net income available for common shareholders                    $  23,766           $  26,450
                                                                =========           =========

Weighted average common shares outstanding                        131,593             131,921
                                                                =========           =========

Basic and diluted earnings per common share:
    Income before extraordinary item                            $    0.19           $    0.20
    Extraordinary item - early extinguishment of debt               (0.01)                 --
                                                                ---------           ---------
    Net income                                                  $    0.18           $    0.20
                                                                =========           =========




See accompanying notes


                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (dollars in thousands)
                                          (unaudited)
                                                                              Three Months Ended March 31,
                                                                           --------------------------------
                                                                               2001                 2000
                                                                           ------------          -----------
Cash flows from operating activities:
   Net income                                                               $  25,796            $  26,450
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                            14,803               14,855
       Amortization                                                             1,354                1,019
       Amortization of bond discounts                                             352                   37
       Impairment of assets                                                    (3,955)                  --
       Equity in earnings of equity investments                                (3,312)              (5,692)
       Distributions from equity investments                                    6,643               10,445
       Extraordinary item                                                       1,817                   --
       Change in assets and liabilities:
           Increase in rents receivable and other assets                      (10,445)             (10,387)
           Decrease in accounts payable and accrued expenses                  (13,441)             (11,152)
           Decrease in deferred rents                                          (1,286)              (1,521)
           Increase in security deposits                                          262                  133
           Increase in due to affiliates                                        1,544                3,464
                                                                            ---------            ---------
       Cash provided by operating activities                                   20,132               27,651
                                                                            ---------            ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                   (7,271)              (3,638)
   Proceeds from repayment of real estate mortgages receivable                  9,104                3,507
   Proceeds from sale of real estate                                           10,444                   --
   Decrease in restricted cash                                                  5,174                   --
                                                                            ---------            ---------
       Cash provided by (used for) investing activities                        17,451                 (131)
                                                                            ---------            ---------

Cash flows from financing activities:
   Repurchase of common shares                                                 (7,849)                  --
   Proceeds from issuance of preferred shares                                 193,277                   --
   Proceeds from borrowings                                                        --               35,000
   Payments on borrowings                                                    (203,358)             (28,296)
   Deferred finance costs incurred                                               (190)                  (5)
   Distributions to common shareholders                                       (26,390)             (42,211)
                                                                            ---------            ---------
       Cash used for financing activities                                     (44,510)             (35,512)
                                                                            ---------            ---------

Decrease in cash and cash equivalents                                          (6,927)              (7,992)
Cash and cash equivalents at beginning of period                               92,681               13,206
                                                                            ---------            ---------
Cash and cash equivalents at end of period                                  $  85,754            $   5,214
                                                                            =========            =========

Supplemental cash flow information:
   Interest paid (excluding capitalized interest of $356 and $466,
       respectively)                                                        $  28,944            $  27,933

Non-cash financing activities:
   Issuance of common shares                                                      $--            $     215


See accompanying notes

                             HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

         The unaudited quarterly financial statements of HRPT Properties Trust and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

         The balance sheet at December 31, 2000, has been derived from the December 31, 2000, audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         Reclassifications   have  been  made  to  the  prior  year's  financial
statements to conform to the current year's presentation.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2001 and 2000:

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2001               2000
                                                -----------         -----------
Net income                                        $ 25,796           $ 26,450
Other comprehensive income:
  Unrealized holding gains (losses) on
     investments                                     2,731               (831)
                                                  --------           --------
Comprehensive income                              $ 28,527           $ 25,619
                                                  ========           ========

         At March 31, 2001, the Company's investments in marketable equity securities were included in other assets and had a fair value of $8,075 and unrealized holding losses of $3,264. At May 10, 2001, these investments had a fair value of $8,408 and unrealized holding losses of $2,931.

Note 3.  Equity Investments

         The Company's financial statements included the following equity investments:


                  Equity in Earnings                 Equity Investments
          ---------------------------------    -------------------------------
             Three Months Ended March 31,
          ---------------------------------     March 31,          December 31,
                  2001            2000            2001                2000
                  ----            ----            ----                ----

 SNH            $1,308          $3,727            $205,527           $208,062
 HPT             2,004           1,965             105,091            106,037
                $3,312          $5,692            $310,618           $314,099


         At March 31, 2001, the Company owned 12,809,238 common shares or 49.4% of Senior Housing Properties Trust ("SNH") with a carrying value of $205,527 and a fair value based on quoted market prices of $144,360.

                             HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)

         At March 31, 2001, the Company owned 4,000,000 common shares or 7.1% of Hospitality Properties Trust ("HPT") with a carrying value of $105,091 and a fair value based on quoted market prices of $105,600.

Note 4.  Real Estate Properties and Mortgages Receivable, net

         During the three months ended March 31, 2001, the Company sold three properties for net cash proceeds of $10,444 and funded $7,271 of improvements to its existing properties. In addition, the Company received $9,104 from the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, the Company reversed impairment loss reserves recorded during 1999 totaling $3,955.

Note 5.  Indebtedness

         During February 2001 the Company redeemed at par all $40,000 of its 7.25% convertible subordinated debentures due October 2001. In March 2001 the Company redeemed at par all $162,000 of its outstanding 7.50% convertible subordinated debentures due October 2003. The redemptions were funded using cash on hand and proceeds from the preferred share offering discussed in Note 6. In connection with these redemptions, the Company recognized an extraordinary loss of $1,817 from the write-off of deferred financing fees.

         In April 2001 the Company entered into a new $425,000 unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200,000. The Company's $500,000 unsecured revolving credit facility which was scheduled to mature in 2002, was terminated by the Company in April 2001. In connection with this termination, the Company will recognize an extraordinary loss of approximately $320 from the write-off of deferred financing fees during the second quarter of 2001.

Note 6.  Shareholders' Equity

         In February 2001 the Company issued 8,000,000 series A cumulative redeemable preferred shares in a public offering for net proceeds of $193,277. Each series A preferred share requires dividends of $2.46875 per annum, payable in equal quarterly payments. Each series A preferred share has a liquidation preference of $25.00 and is redeemable, at the Company's option, for $25.00 plus accrued and unpaid dividends at any time on or after February 22, 2006. On April 9, 2001, the Company announced a distribution on these series A cumulative redeemable preferred shares of $0.5555 per share which will be paid on or about May 15, 2001, to shareholders of record as of May 1, 2001.

         On April 4, 2001, the Company declared a distribution on its common shares with respect to the quarter ended March 31, 2001, of $0.20 per common share, or approximately $26,100, which will be distributed on or about May 25, 2001, to shareholders of record on April 24, 2001.

         The Board of Trustees has authorized the Company to repurchase up to 14 million common shares. During the three months ended March 31, 2001, the Company repurchased 983,700 common shares for $7,849, including transaction costs. Subsequent to March 31, 2001, through May 10, 2001, the Company repurchased an additional 322,200 common shares for $2,737, including transaction costs.

         In May 2001 the Company's three independent trustees were each awarded 500 common shares under the Company's 1992 Incentive Share Award Plan as part of their annual fees. The shares awarded to the trustees vest immediately.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

         Total revenues for the three months ended March 31, 2001, decreased to $99.8 million from $100.3 million for the three months ended March 31, 2000. Rental income decreased in 2001 by $2.7 million and interest and other income increased in 2001 by $2.3 million, compared to the prior period. Rental income decreased primarily because of the sale of three properties in 2001 and four properties during 2000 and a decline in property occupancy to 96% in the 2001 period from 98% in the 2000 period. Interest and other income increased primarily as a result of higher cash balances invested in 2001 compared to 2000, resulting primarily from a preferred share offering completed in February 2001 and a debt financing completed in December 2000.

         Total expenses for the three months ended March 31, 2001, decreased to $75.5 million from $79.5 million for the three months ended March 31, 2000. Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million. Operating expenses increased by $1.2 million primarily as a result of higher utility costs and real estate taxes, offset by a decrease in operating expenses from the sale of properties during 2000 and 2001. Interest expense decreased by $899,000 during 2001 compared to the prior year period, as a result of lower average borrowings outstanding. Depreciation and amortization increased by $283,000 and general and administrative expenses decreased by $604,000. The decrease in general and administrative expenses is due primarily to lower legal and professional fees.

         Equity in earnings of equity investments decreased by $2.4 million for the three months ended March 31, 2001, compared to the same period in 2000. The decrease is due to lower earnings from SNH resulting from its settlement of tenant bankruptcies and its sale of properties in 2000.

         Net income before preferred distributions decreased to $25.8 million, or $0.20 per common share, for the 2001 period, from $26.5 million, or $0.20 per common share, for the 2000 period. The change is due primarily to assets sold during 2000 and the decrease in property occupancy, the write-off of deferred financing fees associated with the convertible subordinated debentures which were repaid during 2001 and the decrease in equity in earnings of SNH, offset by the reversal of an impairment loss reserve in 2001 and the increase in interest earned on financing proceeds received in December 2000 and interest earned on proceeds of the series A preferred shares issued during February 2001.

                             HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         FFO for the three months ended March 31, 2001, was $42.3 million, or $0.32 per common share, and $46.1 million, or $0.35 per common share, for the 2000 period. The decrease in FFO is due primarily to assets sold during 2000 and the decrease in property occupancy, the decrease in equity in earnings of SNH and dividends on series A preferred shares, offset by the increase in interest earned on larger cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Total  assets were $2.9  billion at March 31,  2001,  and  December 31,
2000.

         During the three months ended March 31, 2001, we sold three properties for net cash proceeds of $10.4 million. We also funded $7.3 million of improvements to our existing properties and received $9.1 million from the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, we reversed an impairment loss reserve recorded during 1999 of $4.0 million.

         At March 31, 2001, we owned 12.8 million, or 49.4%, of the common shares of beneficial interest of SNH with a carrying value of $205.5 million and a market value of $144.4 million, and 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $105.1 million and a market value of $105.6 million.

         During February 2001 we redeemed at par all $40 million of our 7.25% convertible subordinated debentures due October 2001. In March 2001 we redeemed at par all $162 million of our outstanding 7.50% convertible subordinated debentures due October 2003. We funded these redemptions using cash on hand and proceeds from the preferred share offering discussed below. In connection with these redemptions, we recognized an extraordinary loss of $1.8 million from the write-off of deferred financing fees.

         In February 2001 we completed a $200 million public offering of 9 7/8% series A cumulative redeemable preferred shares raising net proceeds of $193.3 million. Approximately half of the net proceeds were used to redeem all of our outstanding convertible subordinated debentures. The remaining proceeds are available to repurchase some of our common shares and for general business purposes, including the repayment of additional debt. On April 9, 2001, we announced a distribution on our series A cumulative redeemable preferred shares of $0.5555 per share which will be distributed on or about May 15, 2001, to shareholders of record as of May 1, 2001. This distribution relates to the period from (but excluding) the original issue date through May 15, 2001, which is for less than one full quarter.

         Our Board of Trustees has authorized the repurchase of up to 14 million common shares. During the three months ended March 31, 2001, we repurchased 983,700 common shares for $7.8 million, including transaction costs. Subsequent to March 31, 2001, and through May 10, 2001, we repurchased 322,200 common shares for $2.7 million, including transaction costs.

         At March 31, 2001, we had $85.8 million of cash and cash equivalents, zero outstanding on our unsecured revolving credit facility and $2.3 billion available on our $3 billion effective shelf registration statement. Cash and cash equivalents increased in 2001 primarily due to excess proceeds received from a debt financing during December 2000 and the preferred share offering described above. We expect to use these excess proceeds to repurchase some of our common shares or for general business purposes, including the possible repayment of additional debt and property acquisitions.

         In April 2001 we entered into a new $425 million unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. This New Credit Facility replaces our $500 million unsecured revolving credit facility which was scheduled to mature in 2002. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200 million. Our credit facility is available for property acquisitions, working capital and for general business purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         There can be no assurances that debt or equity financing will be available to fund future business activities, but we do expect that financing will be available. As of March 31, 2001, our debt as a percentage of total book capitalization was approximately 39%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At March 31, 2001, our total outstanding debt of $1.1 billion consisted of the following fixed rate notes:

               Amount                   Coupon                        Maturity
Unsecured senior notes:
             $160.0 million              6.875%                         2002
              150.0 million               6.75%                         2002
              100.0 million               6.70%                         2005
               90.0 million              7.875%                         2009
               30.0 million              8.875%                         2010
               20.0 million              8.625%                         2010
               65.0 million              8.375%                         2011
              143.0 million               8.50%                         2013
Secured notes:
               $3.5 million               9.12%                         2004
               10.9 million               8.40%                         2007
               17.4 million               7.02%                         2008
               11.3 million               8.00%                         2008
                9.9 million               7.66%                         2009
              259.5 million              6.814%                         2011
               44.0 million              6.794%                         2029

         No principal repayments are due on the unsecured senior notes until maturity. If all of the unsecured senior notes and secured notes were to be refinanced at interest rates which are one percentage point higher than shown above, our per annum interest cost would increase by approximately $11.1 million. The secured notes are secured by 25 of our office properties located in 12 office complexes and require principal and interest payments through maturity.

         The market prices, if any, of each of our fixed rate obligations as of March 31, 2001, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at March 31, 2001, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $34.1 million.

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

                             HRPT PROPERTIES TRUST

         In April 2001 we entered into a new $425 million unsecured revolving credit facility which will expire in April 2005. This new revolving credit facility will replace our $500 million unsecured revolving credit facility which had zero outstanding at March 31, 2001. We borrow in U.S. dollars and borrowings under the new facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

         During the past several months, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As of March 31, 2001, we had zero outstanding under our revolving credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

Part II  Other Information

Item 5.  Other Events

New Credit Facility - As previously announced, on April 30, 2001, we entered into a new unsecured senior revolving credit facility with a group of banks in the initial amount of $425 million. The new credit facility includes an accordion feature, which allows us to seek additional lender commitments to expand the facility by up to $200 million to create a total facility of $625 million. The new credit facility matures on April 30, 2005 and replaced our previous $500 million unsecured senior revolving credit facility, which was scheduled to mature in April 2002. Interest under the new credit facility is generally calculated at LIBOR plus spreads which vary based on our credit ratings, and we are also required to pay a facility fee on the aggregate lender commitments. The proceeds of the new credit facility are available for our general business purposes, including acquisitions. The new credit facility documentation has several covenants, including covenants to maintain a minimum consolidated net worth and which prohibit us and our subsidiaries from incurring debt which would result in our total debt to exceed 55% of our total asset value (each as determined under definitions contained in the new credit facility). A copy of the new credit facility is filed as an exhibit to this Report. If you want more information concerning the new credit facility, you should refer to that exhibit.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.1 Credit Agreement, dated as of April 30, 2001, by and among the Company; Each of the financial institutions initially a signatory thereto together with their assignees; First Union National Bank, as Agent; First Union Securities, Inc., as Lead Arranger; Fleet National Bank, as Co-Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and each of Commerzbank Aktiengesellschaft New York Branch, The Bank of New York and Fleet National Bank, as Documentation Agents. (filed herewith)

                             HRPT PROPERTIES TRUST

         (b)   Reports on Form 8-K:

               1. Current Report on Form 8-K, dated December 15, 2000, filing as exhibits, (a) Loan and Security Agreement, dated December 15, 2000, entered into by and between Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc., as Lender, (b) Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, to Merrill Lynch Mortgage Lending, Inc., as Lender, (c) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill Lynch Mortgage Lending, Inc., (d) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill Lynch Mortgage Lending, Inc., (e) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square LLC to Lawyers Title Realty Services, Inc. for the benefit of Merrill Lynch Mortgage Lending, Inc., (f) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Indiana Avenue LLC to Lawyers Title Realty Services, Inc. for the benefit of Merrill Lynch Mortgage Lending, Inc., (g) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars LA LLC to Lawyers Title Company for the benefit of Merrill Lynch Mortgage Lending, Inc., (h) Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street Property Trust, as Mortgagor, to and for the benefit of Merrill Lynch Mortgage Lending, Inc., as Mortgagee, (i) Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender, in reference to $260,000,000 loan, (j) Loan and Security
                    Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, as Borrower, and
                    Merrill Lynch Mortgage Lending, Inc., as Lender, (k) Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza Property Trust, as Borrower, to Merrill Lynch Mortgage Lending, Inc., as
                    Lender, (l) Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza Property Trust, as Mortgagor, to and for the benefit of Merrill Lynch Mortgage Lending, Inc., as Mortgagee and, (m) Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill Lynch Mortgage Lending, Inc., as Lender, in reference to $44,000,000 loan (Item 7).

               2. Current Report on Form 8-K, dated February 12, 2001, relating to an offering of series A cumulative redeemable preferred shares. (Item 5).

               3. Current Report on Form 8-K, dated February 16, 2001, relating to the sale of 8,000,000 shares of series A cumulative redeemable preferred shares, and filing as exhibits, (a) Purchase Agreement, dated as of February 16, 2001 by and among HRPT Properties Trust and the several underwriters named therein relating to 8,000,000 9 7/8% Series A Cumulative Redeemable Preferred Shares, (b) Articles Supplementary relating to the 9 7/8% Series A Cumulative Redeemable Preferred Shares, (c) Form of temporary 9 7/8% Series A Cumulative Redeemable Preferred Share Certificate, (d) Opinion of Sullivan & Worcester LLP re: tax matters, (e) Computation of Ratio of Earnings to Fixed Charges, and (f) Consent of Sullivan & Worcester LLP. (Items 5 and 7).

                             HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS foRM 10-Q AND INCLUDE REFERENCES TO PROPERTY ACQUISITIONS AND SALES, DEBT FINANCING POSSIBILITIES, INCLUDING THE REPAYMENT OF ADDITIONAL DEBT, POSSIBLE SHARE REPURCHASES AND OTHER MATTERS.
THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE TO CONCLUDE DEBT FINANCINGS ON ACCEPTABLE TERMS. SIMILARLY WE MAY DECIDE TO REPURCHASE SHARES AT ANY TIME OR WE MAY DECIDE NOT TO DO SO. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

                                  HRPT PROPERTIES TRUST


                                  By:  /s/ John A. Mannix
                                       John A. Mannix
                                       President and Chief Operating Officer
                                       Dated:  May 15, 2001

                                  By:  /s/ John C. Popeo
                                       John C. Popeo
                                       Treasurer and Chief Financial Officer
                                       Dated:  May 15, 2001