Form 10-Q
period 2001-06-30
HRPT PROPERTIES TRUST
filed 2001-08-10
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Number of Common Shares outstanding at August 9, 2001:
           130,179,547 shares of beneficial interest, $0.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX

PART I   Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - June 30, 2001 and
             December 31, 2000                                                1

         Consolidated Statements of Income - Three and Six Months Ended
             June 30, 2001 and 2000                                           2

         Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 2001 and 2000                                          3

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

PART II  Other Information

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 6.  Exhibits and Reports on Form 8-K                                    13

         Certain Important Factors                                           14

         Signatures                                                          15




                                                  HRPT PROPERTIES TRUST

                                               CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands, except per share amounts)

                                                                                   June 30,               December 31,
                                                                                     2001                     2000
                                                                                --------------            ------------
                                                                                  (unaudited)              (note 1)

ASSETS
Real estate properties, at cost:
    Land                                                                         $   299,712               $   300,548
    Buildings and improvements                                                     2,253,602                 2,245,475
                                                                                 -----------               -----------
                                                                                   2,553,314                 2,546,023
    Less accumulated depreciation                                                    189,207                   160,015
                                                                                 -----------               -----------
                                                                                   2,364,107                 2,386,008

Real estate mortgages receivable, net                                                  1,000                     6,449
Equity investments                                                                   307,163                   314,099
Cash and cash equivalents                                                             69,405                    92,681
Restricted cash                                                                       20,198                    23,126
Rents receivable, net                                                                 39,970                    38,335
Other assets, net                                                                     52,648                    39,445
                                                                                 -----------               -----------
                                                                                 $ 2,854,491               $ 2,900,143
                                                                                 ===========               ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Senior notes payable, net                                                        $   757,409               $   757,314
Mortgage notes payable, net                                                          341,501                   343,089
Convertible subordinated debentures                                                       --                   202,547
Accounts payable and accrued expenses                                                 28,473                    40,611
Deferred rents                                                                         5,504                     6,059
Security deposits                                                                      6,899                     6,611
Due to affiliates                                                                      5,977                    14,700

Commitments and contingencies

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:  50,000,000 shares authorized, 8,000,000 shares and zero shares issued and
      outstanding at June 30, 2001, and December 31, 2000, respectively              193,113                        --
    Common shares of beneficial interest, $0.01 par value:  150,000,000 shares  authorized, 130,351,347 shares and 131,948,847 shares issued and outstanding at June 30, 2001, and December 31, 2000,
      respectively                                                                     1,304                     1,319
    Additional paid-in capital                                                     1,958,527                 1,971,679
    Cumulative net income                                                            872,460                   820,948
    Cumulative common distributions                                               (1,311,296)               (1,258,739)
    Cumulative preferred distributions                                                (4,444)                       --
    Unrealized holding losses on investments                                            (936)                   (5,995)
                                                                                 -----------               -----------
      Total shareholders' equity                                                   1,708,728                 1,529,212
                                                                                 -----------               -----------
                                                                                 $ 2,854,491               $ 2,900,143
                                                                                 ===========               ===========




See accompanying notes





                                                     HRPT PROPERTIES TRUST

                                              CONSOLIDATED STATEMENTS OF INCOME
                                      (amounts in thousands, except per share amounts)
                                                         (unaudited)

                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                             ---------------------------        ---------------------------
                                                               2001              2000              2001             2000
                                                             ---------         ---------        ---------         ---------

Revenues:
    Rental income                                            $  97,092         $ 100,349        $ 193,806         $ 199,744
    Interest and other income                                    1,554               696            4,670             1,555
                                                             ---------         ---------        ---------         ---------
      Total revenues                                            98,646           101,045          198,476           201,299
                                                             ---------         ---------        ---------         ---------

Expenses:
    Operating expenses                                          35,142            34,238           70,177            68,065
    Interest                                                    20,929            25,310           45,128            50,408
    Depreciation and amortization                               16,225            16,040           32,382            31,914
    General and administrative                                   3,640             4,332            7,733             9,029
    Impairment of assets                                            --                --           (3,955)               --
                                                             ---------         ---------        ---------         ---------
      Total expenses                                            75,936            79,920          151,465           159,416
                                                             ---------         ---------        ---------         ---------

Income before equity in earnings of equity
    investments, gain on sale of properties and
    extraordinary item                                          22,710            21,125           47,011            41,883

Equity in earnings of equity investments                         3,338             5,602            6,650            11,294
                                                             ---------         ---------        ---------         ---------
Income before gain on sale of properties and
    extraordinary item                                          26,048            26,727           53,661            53,177
Gain on sale of properties, net                                     --             1,978               --             1,978
                                                             ---------         ---------        ---------         ---------
Income before extraordinary item                                26,048            28,705           53,661            55,155

Extraordinary item - early extinguishment of debt                 (332)               --           (2,149)               --
                                                             ---------         ---------        ---------         ---------
Net income                                                      25,716            28,705           51,512            55,155
Preferred distributions                                         (4,937)               --           (6,967)               --
                                                             ---------         ---------        ---------         ---------
Net income available for common shareholders                 $  20,779         $  28,705        $  44,545         $  55,155
                                                             =========         =========        =========         =========

Weighted average common shares outstanding                     130,619           131,935          131,103           131,928
                                                             =========         =========        =========         =========

Basic and diluted earnings per common share:
    Income before gain on sale of properties and
      extraordinary item                                     $    0.16         $    0.20        $    0.36         $    0.40
                                                             =========         =========        =========         =========

    Income before extraordinary item                         $    0.16         $    0.22        $    0.36         $    0.42
    Extraordinary item - early extinguishment of debt               --                --             (.02)               --
                                                             ---------         ---------        ---------         ---------
    Net income                                               $    0.16         $    0.22        $    0.34         $    0.42
                                                             =========         =========        =========         =========



See accompanying notes

                                       2

                                             HRPT PROPERTIES TRUST


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (dollars in thousands)
                                                  (unaudited)
                                                                               Six Months Ended June 30,
                                                                          ----------------------------------
                                                                              2001                    2000
                                                                          -----------              ---------
Cash flows from operating activities:
   Net income                                                             $  51,512                $  55,155
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                          29,563                   29,769
       Amortization                                                           2,819                    2,145
       Amortization of bond discounts                                           738                       74
       Impairment of assets                                                  (3,955)                      --
       Equity in earnings of equity investments                              (6,650)                 (11,294)
       Distributions from equity investments                                 13,286                   17,048
       Gain on sale of properties, net                                           --                   (1,978)
       Extraordinary item                                                     2,149                       --
       Change in assets and liabilities:
           Increase in rents receivable and other assets                     (8,295)                  (9,715)
           Decrease in accounts payable and accrued expenses                (12,164)                  (6,776)
           Decrease in deferred rents                                          (555)                    (637)
           Increase in security deposits                                        288                      155
           Decrease in due to affiliates                                     (8,723)                    (205)
                                                                          ---------                ---------
       Cash provided by operating activities                                 60,013                   73,741
                                                                          ---------                ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                (17,541)                  (7,602)
   Proceeds from repayment of real estate mortgages receivable                9,404                    3,512
   Proceeds from sale of real estate                                         10,444                    2,857
   Decrease (increase) in restricted cash                                     2,928                      (34)
                                                                          ---------                ---------
       Cash provided by (used for) investing activities                       5,235                   (1,267)
                                                                          ---------                ---------

Cash flows from financing activities:
   Repurchase of common shares                                              (13,179)                      --
   Proceeds from issuance of preferred shares                               193,113                       --
   Proceeds from borrowings                                                      --                   85,000
   Payments on borrowings                                                  (204,774)                 (76,572)
   Deferred finance costs incurred                                           (6,683)                      (5)
   Distributions to common shareholders                                     (52,557)                 (84,429)
   Distributions to preferred shareholders                                   (4,444)                      --
                                                                          ---------                ---------
       Cash used for financing activities                                   (88,524)                 (76,006)
                                                                          ---------                ---------

Decrease in cash and cash equivalents                                       (23,276)                  (3,532)
Cash and cash equivalents at beginning of period                             92,681                   13,206
                                                                          ---------                ---------
Cash and cash equivalents at end of period                                $  69,405                $   9,674
                                                                          =========                =========



See accompanying notes


                                             HRPT PROPERTIES TRUST


                               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                            (dollars in thousands)
                                                  (unaudited)
                                                                               Six Months Ended June 30,
                                                                          ----------------------------------
                                                                              2001                    2000
                                                                          -----------              ---------




Supplemental cash flow information:
   Interest paid (excluding capitalized interest of $523 and $919,
       respectively)                                                      $  47,726                $  51,479

Non-cash investing activities:
   Investment in real estate mortgages receivable                               $--                $   1,300

Non-cash financing activities:
   Issuance of common shares                                              $      12                $     227




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

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2001 and 2000:

                                              Three Months Ended June 30,         Six Months Ended June 30,
                                              ---------------------------         -------------------------
                                                2001               2000             2001             2000
                                              ---------         ---------         --------         --------
Net income                                    $ 25,716          $ 28,705          $ 51,512         $ 55,155
Other comprehensive income:
    Unrealized holding gains (losses) on
      investments                                2,328              (119)            5,059             (950)
                                              --------          --------          --------         --------
Comprehensive income                          $ 28,044          $ 28,586          $ 56,571         $ 54,205
                                              ========          ========          ========         ========

         At June 30, 2001, the Company's investments in marketable equity securities were included in other assets and had a fair value of $10,403 and unrealized holding losses of $936. At August 9, 2001, these investments had a fair value of $11,134 and unrealized holding losses of $205.

Note 3.  Equity Investments

         The  Company's  financial   statements  include  the  following  equity
investments:

                                     Equity in Earnings                                Equity Investments
              ------------------------------------------------------------         ------------------------
              Three Months Ended June 30,        Six Months Ended June 30,         June 30,    December 31,
              ---------------------------        -------------------------         ------------------------
                2001                2000           2001             2000             2001            2000
              --------           --------        --------         --------         --------        --------
SNH           $  1,239           $  3,583        $  2,547         $  7,310         $202,923        $208,062

HPT              2,099              2,019           4,103            3,984          104,240         106,037
              --------           --------        --------         --------         --------        --------
              $  3,338           $  5,602        $  6,650         $ 11,294         $307,163        $314,099

         At June 30, 2001, the Company owned 12,809,238 common shares or 49.4% of Senior Housing Properties Trust ("SNH") with a carrying value of $202,923 and a fair value based on quoted market prices of $166,520. In July 2001 SNH completed a public stock offering of common shares. As a result of this transaction, the Company's ownership percentage in SNH will decrease from 49.4% to 43.6%.

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)


         At June 30, 2001, the Company owned 4,000,000 common shares or 7.1% of Hospitality Properties Trust ("HPT") with a carrying value of $104,240 and a fair value based on quoted market prices of $114,000. In August 2001 HPT completed a public stock offering of common shares. As a result of this transaction, the Company's ownership percentage in HPT will decrease from 7.1% to 6.4%.

         As a result of the public stock offering of common shares by SNH in July 2001 and HPT in August 2001, the Company will realize a loss of approximately $6,000 in the third quarter of 2001.

Note 4.  Real Estate Properties and Mortgages Receivable, net

         During the six months ended June 30, 2001, the Company sold three properties for net cash proceeds of $10,444 and funded $17,541 of improvements to its existing properties. In addition, the Company received $9,404 from the repayment of real estate mortgages, including the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, the Company reversed impairment loss reserves recorded during 1999 totaling $3,955.

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

         In April 2001 the Company entered into a new $425,000 unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200,000. The Company's $500,000 unsecured revolving credit facility which was scheduled to mature in 2002, was terminated by the Company in April 2001. In connection with this termination, the Company recognized an extraordinary loss of $332 from the write-off of deferred financing fees.

Note 6.  Shareholders' Equity

         In February 2001 the Company issued 8,000,000 series A cumulative redeemable preferred shares in a public offering for net proceeds of $193,113. Each series A preferred share requires dividends of $2.46875 per annum, payable in equal quarterly payments. Each series A preferred share has a liquidation preference of $25.00 and is redeemable, at the Company's option, for $25.00 plus accrued and unpaid dividends at any time on or after February 22, 2006. On July 9, 2001, the Company announced a distribution on these series A cumulative redeemable preferred shares of $0.6172 per share which will be paid on or about August 15, 2001, to shareholders of record as of August 1, 2001.

         On July 6, 2001, the Company declared a distribution on its common shares with respect to the quarter ended June 30, 2001, of $0.20 per common share, or approximately $26,000, which will be distributed on or about August 24, 2001, to shareholders of record on July 26, 2001.

         The Board of Trustees has authorized the Company to repurchase up to 14 million common shares. During the six months ended June 30, 2001, the Company repurchased 1,599,000 common shares for $13,179, including transaction costs. Subsequent to June 30, 2001, through August 9, 2001, the Company repurchased an additional 258,800 common shares for $2,284, including transaction costs.

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)


         In July 2001, 12,500 common shares were awarded to officers of the Company and other employees of REIT Management & Research, Inc. ("RMR"), the Company's investment manager and affiliate, pursuant to the 1992 Incentive Share Award Plan. In May 2001 the Company's three independent trustees were each awarded 500 common shares under this plan as part of their annual fees. A portion of the shares awarded to the officers of the Company and other employees of RMR vest immediately and the balance vests over a two-year period. The shares awarded to the trustees vest immediately.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

         Total revenues for the three months ended June 30, 2001, decreased to $98.6 million from $101.0 million for the three months ended June 30, 2000. Rental income decreased in 2001 by $3.3 million and interest and other income increased in 2001 by $858,000, compared to the prior period. Rental income decreased primarily because of the sale of three properties in 2001 and four properties during 2000 and a decline in property occupancy from 98% at June 30, 2000, to 94% at June 30, 2001, partially offset by an early lease termination fee received in June 2001 totaling $1.6 million. Interest and other income increased primarily as a result of higher cash balances invested in 2001 compared to 2000.

         Total expenses for the three months ended June 30, 2001, decreased to $75.9 million from $79.9 million for the three months ended June 30, 2000. Operating expenses increased by $904,000 primarily as a result of higher utility costs and real estate taxes, offset by a decrease in operating expenses from the sale of properties during 2000 and 2001. Interest expense decreased by $4.4 million during 2001 compared to the prior year period, primarily as a result of the repayment of debt during February and March of 2001. Depreciation and amortization increased by $185,000 and general and administrative expenses decreased by $692,000. The decrease in general and administrative expenses is due primarily to lower legal and professional fees.

         Equity in earnings of equity investments decreased by $2.3 million for the three months ended June 30, 2001, compared to the same period in 2000. The decrease is due to lower earnings from SNH resulting from its settlement of tenant bankruptcies and its sale of properties in 2000.

         Net income before preferred distributions decreased to $25.7 million, or $0.20 per common share, for the 2001 period, from $28.7 million, or $0.22 per common share, for the 2000 period. The change is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy and the decrease in equity in earnings of SNH, offset by the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on cash balances.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


         FFO for the three months ended June 30, 2001, was $42.0 million compared to $46.6 million for the 2000 period. The decrease in FFO is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy, the decrease in equity in earnings of SNH and distributions on series A preferred shares, offset by the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on cash balances. A reconciliation of net income to FFO for the three months ended June 30, 2001 and 2000, is as follows:

                                                               Three Months Ended June 30,
                                                             -----------------------------
                                                                2001                2000
                                                             -----------          --------
Income before equity in earnings of equity investments,
    gain on sale of properties and extraordinary item         $ 22,710            $ 21,125
Depreciation                                                    14,760              14,914
FFO from equity investments                                      9,221              10,377
Non-cash expenses                                                  249                 208
Preferred distributions                                         (4,937)                 --
                                                              --------            --------
    FFO                                                       $ 42,003            $ 46,624
                                                              ========            ========



Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

         Total revenues for the six months ended June 30, 2001, decreased to $198.5 million from $201.3 million for the six months ended June 30, 2000. Rental income decreased in 2001 by $5.9 million and interest and other income increased in 2001 by $3.1 million, compared to the prior period. Rental income decreased primarily because of the sale of three properties in 2001 and four properties during 2000 and a decline in property occupancy from 98% at June 30, 2000, to 94% at June 30, 2001. Interest and other income increased primarily as a result of higher cash balances invested in 2001 compared to 2000, resulting primarily from a preferred share offering completed in February 2001 and a debt financing completed in December 2000.

         Total expenses for the six months ended June 30, 2001, decreased to $151.5 million from $159.4 million for the six months ended June 30, 2000. Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million. Operating expenses increased by $2.1 million primarily as a result of higher utility costs and real estate taxes, offset by a decrease in operating expenses from the sale of properties during 2000 and 2001. Interest expense decreased by $5.3 million during 2001 compared to the prior year period, primarily as a result of the repayment of debt in 2001. Depreciation and amortization increased by $468,000 and general and administrative expenses decreased by $1.3 million. The decrease in general and administrative expenses is due primarily to lower legal and professional fees.

         Equity in earnings of equity investments decreased by $4.6 million for the six months ended June 30, 2001, compared to the same period in 2000. The decrease is due to lower earnings from SNH resulting from its settlement of tenant bankruptcies and its sale of properties in 2000.

         Net income before preferred distributions decreased to $51.5 million, or $0.39 per common share, for the 2001 period, from $55.2 million, or $0.42 per common share, for the 2000 period. The change is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy, the write-off of deferred financing fees associated with debt that was repaid during 2001 and the decrease in equity in earnings of SNH, offset by the reversal of an impairment loss reserve in 2001, the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on financing proceeds received in December 2000 and interest earned on proceeds of the series A preferred shares issued during February 2001.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         FFO for the six months ended June 30, 2001, was $84.3 million compared to $92.7 million for the 2000 period. The decrease in FFO is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy, the decrease in equity in earnings of SNH and distributions on series A preferred shares, offset by the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on larger cash balances. A reconciliation of net income to FFO for the six months ended June 30, 2001 and 2000, is as follows:

                                                               Six Months Ended June 30,
                                                             -----------------------------
                                                                2001                2000
                                                             -----------          --------
Income before equity in earnings of equity investments,
     gain on sale of properties and extraordinary item         $ 47,011           $ 41,883
Depreciation                                                     29,563             29,769
Impairment of assets                                             (3,955)                --
FFO from equity investments                                      18,169             20,675
Non-cash expenses                                                   484                416
Preferred distributions                                          (6,967)                --
                                                               --------           --------
    FFO                                                        $ 84,305           $ 92,743
                                                               ========           ========

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were $2.9 billion at June 30, 2001, and December 31, 2000.

         During the six months ended June 30, 2001, we sold three properties for net cash proceeds of $10.4 million. We also funded $17.5 million of improvements to our existing properties and received $9.4 million from the repayment of real estate mortgages, including the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, we reversed an impairment loss reserve recorded during 1999 of $4.0 million.

         At June 30, 2001, we owned 12.8 million, or 49.4%, of the common shares of beneficial interest of SNH with a carrying value of $202.9 million and a market value of $166.5 million, and 4.0 million, or 7.1%, of the common shares of beneficial interest of HPT with a carrying value of $104.2 million and a market value of $114.0 million. In July 2001 SNH completed a public stock offering of common shares. As a result, our percentage ownership in SNH will decrease from 49.4% to 43.6%. In August 2001 HPT completed a public stock offering of common shares. As a result of this transaction, our ownership percentage in HPT will decrease from 7.1% to 6.4%. As a result of these public stock offerings, we will realize a loss of approximately $6.0 million in the third quarter of 2001.

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

         In February 2001 we completed a $200 million public offering of 9 7/8% series A cumulative redeemable preferred shares raising net proceeds of $193.1 million. Approximately half of the net proceeds were used to redeem all of our outstanding convertible subordinated debentures. The remaining proceeds are available to repurchase some of our common shares and for general business purposes, including the repayment of additional debt. On July 9, 2001, we announced a distribution on our series A cumulative redeemable preferred shares of $0.6172 per share which will be distributed on or about August 15, 2001, to shareholders of record as of August 1, 2001.

         Our Board of Trustees has authorized the repurchase of up to 14 million common shares. During the six months ended June 30, 2001, we repurchased 1,599,000 common shares for $13.2 million, including transaction costs. Subsequent to June 30, 2001, and through August 9, 2001, we repurchased 258,800 common shares for $2.3 million, including transaction costs.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


         At June 30, 2001, we had $69.4 million of cash and cash equivalents, zero outstanding on our unsecured revolving credit facility and $2.3 billion available on our $3 billion effective shelf registration statement. Cash and cash equivalents increased in 2001 primarily due to excess proceeds received from a debt financing during December 2000 and the preferred share offering described above. A portion of these proceeds was used to redeem all of our convertible subordinated debentures and to repurchase some of our common shares. We expect to use the remaining proceeds to repurchase additional common shares or for general business purposes, including the possible repayment of additional debt and property acquisitions.

         In April 2001 we entered into a new $425 million unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. This New Credit Facility replaces our $500 million unsecured revolving credit facility which was scheduled to mature in 2002. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200 million. Our credit facility is available for property acquisitions, working capital and for general business purposes. In connection with the termination of our $500 million unsecured revolving credit facility we recognized an extraordinary loss of $332,000 from the write-off of deferred financing fees.

         There can be no assurances that debt or equity financing will be available to fund future business activities, but we do expect that financing will be available. As of June 30, 2001, our debt as a percentage of total book capitalization was approximately 39%.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At June 30, 2001, our total outstanding debt of $1.1 billion consisted of the following fixed rate notes:

               Amount                         Coupon                  Maturity
Unsecured senior notes:
             $160.0 million                    6.875%                   2002
              150.0 million                     6.75%                   2002
              100.0 million                     6.70%                   2005
               90.0 million                    7.875%                   2009
               30.0 million                    8.875%                   2010
               20.0 million                    8.625%                   2010
               65.0 million                    8.375%                   2011
              143.0 million                     8.50%                   2013
Secured notes:
               $3.5 million                     9.12%                   2004
               10.8 million                     8.40%                   2007
               17.4 million                     7.02%                   2008
               10.8 million                     8.00%                   2008
                9.6 million                     7.66%                   2009
              258.9 million                    6.814%                   2011
               44.0 million                    6.794%                   2029

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

         The market prices, if any, of each of our fixed rate obligations as of June 30, 2001, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at June 30, 2001, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $55.4 million.

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

         In April 2001 we entered into a new $425 million unsecured revolving credit facility which will expire in April 2005. This new revolving credit facility had zero outstanding at June 30, 2001, and replaced our $500 million unsecured revolving credit facility which would have matured in April 2002. We borrow in U.S. dollars and borrowings under the new facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

                              HRPT PROPERTIES TRUST

         During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As of June 30, 2001, we had zero outstanding under our revolving credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds

         In May 2001 pursuant to the Company's Incentive Share Award Plan, each of the Company's three independent trustees received a grant of 500 common shares valued at $8.48 per common share, the closing price of the common shares on the New York Stock Exchange on May 8, 2001. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On July 10, 2001, the Company granted 12,500 common shares pursuant to the Company's Incentive Share Award Plan to officers and certain key employees of the Company's advisor, REIT Management & Research, Inc., valued at $9.50 per common share, the closing price of the common shares on the New York Stock Exchange on July 10, 2001. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Shareholders Meeting on May 8, 2001, Patrick F. Donelan was re-elected to serve as trustee for a term of three years. There were 120,455,077 shares voted in favor of and 1,686,276 shares withheld from voting for the re-election of Mr. Donelan. Barry M. Portnoy, Gerard M. Martin, Reverend Justinian Manning and Frederick N. Zeytoonjian continue to serve as trustees for terms ending in 2002, 2003, 2003 and 2002, respectively.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

(b)      Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

                              HRPT PROPERTIES TRUST



CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE REFERENCES TO PROPERTY ACQUISITIONS AND SALES, DEBT FINANCING POSSIBILITIES, INCLUDING THE REPAYMENT OF ADDITIONAL DEBT, POSSIBLE ADDITIONAL SHARE REPURCHASES AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE TO CONCLUDE DEBT FINANCINGS ON ACCEPTABLE TERMS. SIMILARLY WE MAY DECIDE TO REPURCHASE SHARES AT ANY TIME OR WE MAY DECIDE NOT TO DO SO. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

                              HRPT PROPERTIES TRUST


                              By:      /s/ John A. Mannix
                                       John A. Mannix
                                       President and Chief Operating Officer
                                       Dated:  August 10, 2001

                              By:      /s/ John C. Popeo
                                       John C. Popeo
                                       Treasurer and Chief Financial Officer
                                       Dated:  August 10, 2001