Form 10-Q
period 2001-09-30
HRPT PROPERTIES TRUST
filed 2001-11-08
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                      Maryland                                  04-6558834
                (State or other                              (IRS Employer
          jurisdiction of incorporation)                  Identification No.)

                 400 Centre Street, Newton, Massachusetts    02458
               (Address of principal executive offices)    (Zip Code)

                                  617-332-3990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Number of Common Shares outstanding at November 5, 2001:
           128,940,747 shares of beneficial interest, $0.01 par value.




                                    HRPT PROPERTIES TRUST


                                          FORM 10-Q

                                      SEPTEMBER 30, 2001

                                            INDEX

                                                                                        Page

PART I         Financial Information

Item 1.        Financial Statements (unaudited)

               Consolidated Balance Sheets - September 30, 2001 and
                    December 31, 2000                                                      1

               Consolidated Statements of Income - Three and Nine Months Ended
                    September 30, 2001 and 2000                                            2

               Consolidated Statements of Cash Flows - Nine Months Ended
                    September 30, 2001 and 2000                                            3

               Notes to Consolidated Financial Statements                                  5

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 12

PART II        Other Information

Item 2.        Changes in Securities and Use of Proceeds                                  13

Item 6.        Exhibits and Reports on Form 8-K                                           13

               Certain Important Factors                                                  14

               Signatures                                                                 15




                                               HRPT PROPERTIES TRUST


                                            CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands, except per share amounts)

                                                                               September 30,         December 31,
                                                                                   2001                  2000
                                                                              ----------------      --------------
                                                                                (unaudited)            (note 1)
ASSETS
Real estate properties, at cost:
    Land                                                                         $   300,718          $   300,548
    Buildings and improvements                                                     2,266,470            2,245,475
                                                                                 -----------          -----------
                                                                                   2,567,188            2,546,023
    Less accumulated depreciation                                                    204,026              160,015
                                                                                 -----------          -----------
                                                                                   2,363,162            2,386,008

Real estate mortgages receivable, net                                                     --                6,449
Equity investments                                                                   299,125              314,099
Cash and cash equivalents                                                             73,871               92,681
Restricted cash                                                                        6,868               23,126
Rents receivable, net                                                                 42,819               38,335
Other assets, net                                                                     55,734               39,445
                                                                                 -----------          -----------
                                                                                 $ 2,841,579          $ 2,900,143
                                                                                 ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Senior notes payable, net                                                        $   757,457          $   757,314
Mortgage notes payable, net                                                          340,905              343,089
Convertible subordinated debentures                                                       --              202,547
Accounts payable and accrued expenses                                                 30,459               40,611
Deferred rents                                                                         5,965                6,059
Security deposits                                                                      6,901                6,611
Due to affiliates                                                                     10,011               14,700

Commitments and contingencies

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized, 8,000,000 shares and zero shares issued and outstanding at September 30, 2001, and December 31, 2000,
      respectively                                                                   193,086                   --
    Common shares of beneficial interest, $0.01 par value: 150,000,000 shares authorized, 129,480,247 shares and 131,948,847 shares issued and outstanding at September 30, 2001, and December 31, 2000,
      respectively                                                                     1,295                1,319
    Additional paid-in capital                                                     1,951,032            1,971,679
    Cumulative net income                                                            892,223              820,948
    Cumulative common distributions                                               (1,337,342)          (1,258,739)
    Cumulative preferred distributions                                                (9,382)                  --
    Unrealized holding losses on investments                                          (1,031)              (5,995)
                                                                                 -----------          -----------
      Total shareholders' equity                                                   1,689,881            1,529,212
                                                                                 -----------          -----------
                                                                                 $ 2,841,579          $ 2,900,143
                                                                                 ===========          ===========



See accompanying notes


                                                       HRPT PROPERTIES TRUST

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (amounts in thousands, except per share amounts)
                                                             (unaudited)


                                                                     Three Months Ended                      Nine Months Ended
                                                                         September 30,                         September 30,
                                                                 -----------------------------          ----------------------------
                                                                      2001            2000                  2001             2000
                                                                 ------------    -------------          -----------      -----------
Revenues:
    Rental income                                                 $  95,589        $ 101,755             $ 289,395        $ 301,499
    Interest and other income                                         1,195            1,420                 5,865            2,975
                                                                  ---------        ---------             ---------        ---------
      Total revenues                                                 96,784          103,175               295,260          304,474
                                                                  ---------        ---------             ---------        ---------

Expenses:
    Operating expenses                                               34,247           34,907               104,424          102,972
    Interest                                                         21,036           25,441                66,164           75,849
    Depreciation and amortization                                    16,471           15,885                48,853           47,799
    General and administrative                                        4,061            4,482                11,794           13,511
    Impairment of assets                                                 --               --                (3,955)              --
                                                                  ---------        ---------             ---------        ---------
      Total expenses                                                 75,815           80,715               227,280          240,131
                                                                  ---------        ---------             ---------        ---------

Income before equity in earnings of equity
    investments, gain on sale of properties and
    extraordinary item                                               20,969           22,460                67,980           64,343

Equity in earnings of equity investments                              4,430            4,091                11,080           15,385
Loss on equity transactions of equity investments                    (5,636)              --                (5,636)              --
                                                                  ---------        ---------             ---------        ---------
Income before gain on sale of properties and
    extraordinary item                                               19,763           26,551                73,424           79,728
Gain on sale of properties, net                                          --            4,620                    --            6,598
                                                                  ---------        ---------             ---------        ---------
Income before extraordinary item                                     19,763           31,171                73,424           86,326

Extraordinary item - early extinguishment of debt                        --           (1,210)               (2,149)          (1,210)
                                                                  ---------        ---------             ---------        ---------
Net income                                                           19,763           29,961                71,275           85,116
Preferred distributions                                              (4,938)              --               (11,905)              --
                                                                  ---------        ---------             ---------        ---------
Net income available for common shareholders                      $  14,825        $  29,961             $  59,370        $  85,116
                                                                  =========        =========             =========        =========

Weighted average common shares outstanding                          129,937          131,944               130,710          131,934
                                                                  =========        =========             =========        =========

Basic and diluted earnings per common share:
    Income before gain on sale of properties and
      extraordinary item                                          $    0.11        $    0.20             $    0.47        $    0.60
                                                                  =========        =========             =========        =========

    Income before extraordinary item                              $    0.11        $    0.24             $    0.47        $    0.66
    Extraordinary item - early extinguishment of debt                    --            (0.01)                (0.02)           (0.01)
                                                                  ---------        ---------             ---------        ---------
    Net income                                                    $    0.11        $    0.23             $    0.45        $    0.65
                                                                  =========        =========             =========        =========



See accompanying notes


                                               HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                    (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                     2001                2000
                                                                                ---------------     ------------
Cash flows from operating activities:
   Net income                                                                     $  71,275            $  85,116
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                                  44,405               44,607
       Amortization                                                                   4,448                3,192
       Amortization of bond discounts                                                 1,107                  115
       Impairment of assets                                                          (3,955)                  --
       Equity in earnings of equity investments                                     (11,080)             (15,385)
       Loss on equity transactions of equity investments                              5,636                   --
       Distributions from equity investments                                         19,968               23,651
       Gain on sale of properties, net                                                   --               (6,598)
       Extraordinary item                                                             2,149                1,210
       Change in assets and liabilities:
           Increase in rents receivable and other assets                            (15,630)             (12,880)
           Decrease in accounts payable and accrued expenses                        (10,178)              (6,549)
           Decrease in deferred rents                                                   (94)                (938)
           Increase (decrease) in security deposits                                     290                 (271)
           (Decrease) increase in due to affiliates                                  (4,689)               2,223
                                                                                  ---------            ---------
       Cash provided by operating activities                                        103,652              117,493
                                                                                  ---------            ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                        (31,438)             (12,600)
   Proceeds from repayment of real estate mortgages receivable                       10,404                3,517
   Proceeds from sale of real estate                                                 10,444               11,777
   Decrease (increase) in restricted cash                                            16,258                  (52)
                                                                                  ---------            ---------
       Cash provided by investing activities                                          5,668                2,642
                                                                                  ---------            ---------

Cash flows from financing activities:
   Repurchase of common shares                                                      (20,803)                  --
   Proceeds from issuance of preferred shares                                       193,086                   --
   Proceeds from borrowings                                                              --              373,565
   Payments on borrowings                                                          (205,691)            (356,376)
   Deferred finance costs incurred                                                   (6,737)                (184)
   Distributions to common shareholders                                             (78,603)            (110,816)
   Distributions to preferred shareholders                                           (9,382)                  --
                                                                                  ---------            ---------
       Cash used for financing activities                                          (128,130)             (93,811)
                                                                                  ---------            ---------

(Decrease) increase in cash and cash equivalents                                    (18,810)              26,324
Cash and cash equivalents at beginning of period                                     92,681               13,206
                                                                                  ---------            ---------
Cash and cash equivalents at end of period                                        $  73,871            $  39,530
                                                                                  =========            =========


See accompanying notes


                                               HRPT PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                              (dollars in thousands)
                                                    (unaudited)



                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                     2001                2000
                                                                                ---------------     ------------


Supplemental cash flow information:
   Interest paid (excluding capitalized interest of $603 and $1,330,
       respectively)                                                                $70,640              $82,303

Non-cash investing activities:
   Real estate acquired by foreclosure                                                  $--               $2,410
   Investment in real estate mortgages receivable                                        --                1,300

Non-cash financing activities:
   Issuance of common shares                                                           $132                 $313





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

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2001 and 2000:

                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------    ----------------------------
                                                   2001               2000             2001            2000
                                              ---------------    --------------    ------------    ------------
Net income                                        $ 19,763           $ 29,961        $ 71,275        $ 85,116
Other comprehensive income:
    Unrealized holding (losses) gains on
      investments                                      (95)             1,722           4,964             772
                                                  --------           --------        --------        --------
Comprehensive income                              $ 19,668           $ 31,683        $ 76,239        $ 85,888
                                                  ========           ========        ========        ========


         At September 30, 2001, the Company's investments in marketable equity securities were included in other assets and had a fair value of $10,308 and unrealized holding losses of $1,031. At November 5, 2001, these investments had a fair value of $11,780 and unrealized holding gains of $441.

Note 3.  Equity Investments

         The  Company's  financial   statements  include  the  following  equity
investments:

                                   Equity in Earnings                               Equity Investments
               ---------------------------------------------------------     -------------------------------
                     Three Months Ended            Nine Months Ended
                        September 30,                 September 30,
               --------------------------   ----------------------------      September 30,      December 31,
                  2001            2000            2001           2000             2001               2000
                --------        --------       --------        --------       -------------      ------------
SNH             $  2,343        $  2,062       $  4,890        $  9,372         $196,101          $208,062
HPT                2,087           2,029          6,190           6,013          103,024           106,037
                --------        --------       --------        --------         --------          --------
                $  4,430        $  4,091       $ 11,080        $ 15,385         $299,125          $314,099
                ========        ========       ========        ========         ========          ========

                                       5

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)


         At September 30, 2001, the Company owned 12,809,238 common shares or 43.6% of Senior Housing Properties Trust ("SNH") with a carrying value of $196,101 and a fair value based on quoted market prices of $172,284. In July 2001 SNH completed a public stock offering of common shares and the Company's ownership percentage in SNH decreased from 49.4% to 43.6%. In October 2001 SNH completed another public stock offering of common shares that further reduced the Company's ownership percentage in SNH to 29.5%.

         At September 30, 2001, the Company owned 4,000,000 common shares or 6.4% of Hospitality Properties Trust ("HPT") with a carrying value of $103,024 and a fair value based on quoted market prices of $96,320. In August 2001 HPT completed a public stock offering of common shares and the Company's ownership percentage in HPT decreased from 7.1% to 6.4%.

         As a result of the public stock offering of common shares by SNH in July 2001 and HPT in August 2001, the Company recognized a loss of $5,636 in the third quarter of 2001. The Company will record an additional loss of approximately $14,000 in the fourth quarter of 2001 resulting from the offering of common shares by SNH in October 2001.

         On September 21, 2001, one of SNH's subsidiaries, Five Star Quality Care, Inc. ("Five Star"), filed a registration statement for its common shares with the Securities and Exchange Commission. Five Star filed this registration statement in anticipation of SNH's distributing substantially all of its share ownership of Five Star to SNH's shareholders, including the Company, resulting in Five Star becoming a separately listed public company ("the Spin-off"). The Company intends to immediately distribute to its shareholders all of the Five Star common shares it receives in the Spin-off. After the Spin-off, Five Star, which will not be a REIT, is expected to lease 56 facilities currently owned by SNH and operated for its own account. The Spin-off is subject to Five Star's registration statement being declared effective by the SEC and customary third party approvals. However, SNH expects the Spin-off to occur in December 2001 and a record date for both SNH's and the Company's distributions will be announced after the SEC declares the registration statement to be effective.

Note 4.  Real Estate Properties and Mortgages Receivable, net

         During the nine months ended September 30, 2001, the Company sold three properties for net cash proceeds of $10,444, purchased one property for $9,261 and funded $22,177 of improvements to its existing properties. In addition, the Company received $10,404 from the repayment of real estate mortgages, including the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, the Company reversed impairment loss reserves recorded during 1999 totaling $3,955.

         In July 2001 restricted cash of $15,000 was released to the Company from one of its mortgage lenders.

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

         In April 2001 the Company entered into a new $425,000 unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200,000. The Company's $500,000 unsecured revolving credit facility which was scheduled to mature in 2002 was terminated by the Company in April 2001. In connection with this termination, the Company recognized an extraordinary loss of $332 from the write-off of deferred financing fees.

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)


 Note 6.  Shareholders' Equity

         In February 2001 the Company issued 8,000,000 series A cumulative redeemable preferred shares in a public offering for net proceeds of $193,086. Each series A preferred share requires dividends of $2.46875 per annum, payable in equal quarterly payments. Each series A preferred share has a liquidation preference of $25.00 and is redeemable, at the Company's option, for $25.00 plus accrued and unpaid dividends at any time on or after February 22, 2006. On October 9, 2001, the Company announced a distribution on these series A cumulative redeemable preferred shares of $0.6172 per share which will be paid on or about November 15, 2001, to shareholders of record as of November 1, 2001.

         On October 4, 2001, the Company declared a distribution on its common shares with respect to the quarter ended September 30, 2001, of $0.20 per common share, or approximately $25,800, which will be distributed on or about November 21, 2001, to shareholders of record on October 22, 2001.

         The Board of Trustees has authorized the Company to repurchase up to 14 million common shares. During the nine months ended September 30, 2001, the Company repurchased 2,482,600 common shares for $20,803, including transaction costs. Subsequent to September 30, 2001, through November 5, 2001, the Company repurchased an additional 539,500 common shares for $4,358, including transaction costs.

         On July 10, 2001, 12,500 common shares were awarded to officers of the Company and other employees of REIT Management & Research LLC ("RMR"), the Company's investment manager, pursuant to the 1992 Incentive Share Award Plan. On May 8, 2001, the Company's three independent trustees were each awarded 500 common shares under this plan as part of their annual fees. A portion of the shares awarded to the officers of the Company and other employees of RMR vest immediately and the balance vests over a two-year period. The shares awarded to the trustees vest immediately.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

         Total revenues for the three months ended September 30, 2001, decreased to $96.8 million from $103.2 million for the three months ended September 30, 2000. Rental income decreased in 2001 by $6.2 million and interest and other income decreased in 2001 by $225,000, compared to the prior period. Rental income decreased primarily because of the sale of three properties in 2001 and three properties during 2000 and a decline in property occupancy from 97% at September 30, 2000, to 94% at September 30, 2001. Interest and other income decreased primarily as a result of the repayment of real estate mortgages received during 2001.

         Total expenses for the three months ended September 30, 2001, decreased to $75.8 million from $80.7 million for the three months ended September 30, 2000. Operating expenses decreased by $660,000 primarily from the sale of properties during 2000 and 2001, offset by higher utility costs and real estate taxes. Interest expense decreased by $4.4 million during 2001 compared to the prior year period, primarily as a result of the repayment of debt during February and March of 2001. Depreciation and amortization increased by $586,000 and general and administrative expenses decreased by $421,000. The increase in depreciation and amortization is due primarily to the amortization of deferred financing fees incurred on our mortgages and senior note financings during 2000, and depreciation of improvements made to existing properties. The decrease in general and administrative expenses is due primarily to lower legal and professional fees.

         Equity in earnings of equity investments increased by $339,000 for the three months ended September 30, 2001, compared to the same period in 2000. A loss on equity transactions of equity investments of $5.6 million was also recognized from the issuance of common shares by both SNH and HPT during July and August 2001.

         Net income before preferred distributions decreased to $19.8 million, or $0.15 per common share, for the 2001 period, from $30.0 million, or $0.23 per common share, for the 2000 period. The decrease is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy and the loss recognized from the issuance of common shares by our equity investments, offset by the decrease in interest expense from the repayment of debt in 2001.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         FFO for the three months ended September 30, 2001, was $39.9 million compared to $46.4 million for the 2000 period. The decrease in FFO is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy, and the distributions on series A preferred shares, offset by the decrease in interest expense from the repayment of debt in 2001. A reconciliation of net income to FFO for the three months ended September 30, 2001 and 2000, is as follows:

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                      2001                2000
                                                                  ------------         -----------
Income before equity in earnings of equity investments,
    gain on sale of properties and extraordinary item                $ 20,969           $ 22,460
Depreciation                                                           14,842             14,838
FFO from equity investments                                             8,743              8,870
Non-cash expenses                                                         285                204
Preferred distributions                                                (4,938)                --
                                                                     --------           --------
    FFO                                                              $ 39,901           $ 46,372
                                                                     ========           ========

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

         Total revenues for the nine months ended September 30, 2001, decreased to $295.3 million from $304.5 million for the nine months ended September 30, 2000. Rental income decreased in 2001 by $12.1 million and interest and other income increased in 2001 by $2.9 million, compared to the prior period. Rental income decreased primarily because of the sale of three properties in 2001 and four properties during 2000 and a decline in property occupancy from 97% at September 30, 2000, to 94% at September 30, 2001. Interest and other income increased primarily as a result of higher cash balances invested in 2001 compared to 2000, resulting primarily from a preferred share offering completed in February 2001 and a debt financing completed in December 2000.

         Total expenses for the nine months ended September 30, 2001, decreased to $227.3 million from $240.1 million for the nine months ended September 30, 2000. Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million. Operating expenses increased by $1.5 million primarily as a result of higher utility costs and real estate taxes, offset by a decrease in operating expenses from the sale of properties during 2000 and 2001. Interest expense decreased by $9.7 million during 2001 compared to the prior year period, primarily as a result of the repayment of debt in 2001. Depreciation and amortization increased by $1.1 million and general and administrative expenses decreased by $1.7 million. The increase in depreciation and amortization is due primarily to the amortization of deferred financing fees incurred on our mortgages and senior note financings during 2000, and depreciation of improvements made to existing properties. The decrease in general and administrative expenses is due primarily to lower legal and professional fees.

         Equity in earnings of equity investments decreased by $4.3 million for the nine months ended September 30, 2001, compared to the same period in 2000. The decrease is due to lower earnings from SNH resulting from its settlement of tenant bankruptcies and its sale of properties in 2000. A loss on equity transactions of equity investments of $5.6 million was also recognized from the issuance of common shares by both SNH and HPT during July and August 2001.

         Net income before preferred distributions decreased to $71.3 million, or $0.55 per common share, for the 2001 period, from $85.1 million, or $0.65 per common share, for the 2000 period. The decrease is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy, the write-off of deferred financing fees associated with debt that was repaid during 2001, the decrease in equity in earnings of SNH and the loss recognized from the issuance of common shares by both SNH and HPT during July and August 2001, offset by the reversal of an impairment loss reserve in 2001, the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on financing proceeds received in December 2000 and interest earned on proceeds of the series A preferred shares issued during February 2001.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         FFO for the nine months ended September 30, 2001, was $124.2 million compared to $139.1 million for the 2000 period. The decrease in FFO is due primarily to assets sold during 2000 and 2001, the decrease in property occupancy, the decrease in equity in earnings of SNH and distributions on series A preferred shares, offset by the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on larger cash balances. A reconciliation of net income to FFO for the nine months ended September 30, 2001 and 2000, is as follows:

                                                                   Nine Months Ended September 30,
                                                                  --------------------------------
                                                                      2001                2000
                                                                  ------------         -----------
Income before equity in earnings of equity investments,
     gain on sale of properties and extraordinary item              $  67,980          $  64,343
Depreciation                                                           44,405             44,607
Impairment of assets reversal                                          (3,955)                --
FFO from equity investments                                            26,912             29,545
Non-cash expenses                                                         769                620
Preferred distributions                                               (11,905)                --
                                                                    ---------          ---------
    FFO                                                             $ 124,206          $ 139,115

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were $2.8 billion at September 30, 2001, compared to $2.9 billion at December 31, 2000.

         During the nine months ended September 30, 2001, we sold three properties for net cash proceeds of $10.4 million, purchased one property for $9.3 million, funded $22.2 million of improvements to our existing properties and received $10.4 million from the repayment of real estate mortgages, including the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, we reversed an impairment loss reserve recorded during 1999 of $4.0 million.

         At September 30, 2001, we owned 12.8 million, or 43.6%, of the common shares of beneficial interest of SNH with a carrying value of $196.1 million and a market value of $172.3 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of HPT with a carrying value of $103.0 million and a market value of $96.3 million. In July 2001 SNH completed a public stock offering of common shares. As a result, our percentage ownership in SNH decreased from 49.4% to 43.6%. In August 2001 HPT completed a public stock offering of common shares. As a result, our ownership percentage in HPT decreased from 7.1% to 6.4%. As a result of these public stock offerings, we recognized a loss of $5.6 million in the third quarter of 2001. In October 2001 SNH completed another public stock offering of common shares that further reduced our ownership percentage in SNH to 29.5%. As a result of this transaction, we will record an additional loss of approximately $14.0 million in the fourth quarter of 2001.

         On September 21, 2001, one of SNH's subsidiaries, Five Star Quality Care, Inc. ("Five Star"), filed a registration statement for its common shares with the Securities and Exchange Commission. Five Star filed this registration statement in anticipation of SNH's distributing substantially all of its share ownership of Five Star to SNH's shareholders, including us, resulting in Five Star becoming a separately listed public company ("the Spin-off"). We intend to immediately distribute to our shareholders all of the Five Star common shares we receive in the Spin-off. After the Spin-off, Five Star, which will not be a REIT, is expected to lease 56 facilities currently owned by SNH and operated for its own account. The Spin-off is subject to Five Star's registration statement being declared effective by the SEC and customary third party approvals. However, SNH expects the Spin-off to occur in December 2001 and a record date for both SNH's and our distributions will be announced after the SEC declares the registration statement to be effective.

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

         In February 2001 we completed a $200 million public offering of 9 7/8% series A cumulative redeemable preferred shares raising net proceeds of $193.1 million. Approximately half of the net proceeds were used to redeem all of our outstanding convertible subordinated debentures. The remaining proceeds are available to repurchase some of our common shares and for general business purposes, including the repayment of additional debt. On October 9, 2001, we announced a distribution on our series A cumulative redeemable preferred shares of $0.6172 per share which will be distributed on or about November 15, 2001, to shareholders of record as of November 1, 2001.

         Our Board of Trustees has authorized the repurchase of up to 14 million common shares. During the nine months ended September 30, 2001, we repurchased 2,482,600 common shares for $20.8 million, including transaction costs. Subsequent to September 30, 2001, and through November 5, 2001, we repurchased 539,500 common shares for $4.4 million, including transaction costs.

         At September 30, 2001, we had $73.9 million of cash and cash equivalents, zero outstanding on our unsecured revolving credit facility and $2.3 billion available on our $3 billion effective shelf registration statement. Cash and cash equivalents increased in 2001 primarily due to excess proceeds received from the preferred share offering described above. A portion of these proceeds was used to redeem all of our convertible subordinated debentures and to repurchase some of our common shares. We expect to use the remaining proceeds to repurchase additional common shares or for general business purposes, including the repayment of additional debt and property acquisitions.

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

         There can be no assurances that debt or equity financing will be available to fund future business activities, but we do expect that financing will be available. As of September 30, 2001, our debt as a percentage of total book capitalization was approximately 39%.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At September 30, 2001, our total outstanding debt of $1.1 billion consisted of the following fixed rate notes:

               Amount                         Coupon               Maturity
Unsecured senior notes:
             $160.0 million                    6.875%                2002
              150.0 million                     6.75%                2002
              100.0 million                     6.70%                2005
               90.0 million                    7.875%                2009
               30.0 million                    8.875%                2010
               20.0 million                    8.625%                2010
               65.0 million                    8.375%                2011
              143.0 million                     8.50%                2013
Secured notes:
               $3.5 million                     9.12%                2004
               10.8 million                     8.40%                2007
               17.3 million                     7.02%                2008
               10.8 million                     8.00%                2008
                9.4 million                     7.66%                2009
              258.3 million                    6.814%                2011
               44.0 million                    6.794%                2029

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

         The market prices, if any, of each of our fixed rate obligations as of September 30, 2001, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at September 30, 2001, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $58.2 million.

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

         In April 2001 we entered into a new $425 million unsecured revolving credit facility which will expire in April 2005. This new facility replaced our $500 million unsecured revolving credit facility which would have matured in April 2002. This new facility had zero outstanding at September 30, 2001. We borrow in U.S. dollars and borrowings under the new facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

                              HRPT PROPERTIES TRUST

         During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As of September 30, 2001, we had zero outstanding under our revolving credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On July 10, 2001, the Company granted 12,500 common shares pursuant to the Company's Incentive Share Award Plan to officers and certain key employees of the Company's investment manager, REIT Management & Research LLC, valued at $9.50 per common share, the closing price of the common shares on the New York Stock Exchange on July 10, 2001. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  12.1     Computation of Ratio of Earnings to Fixed Charges

                  12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE REFERENCES TO PROPERTY ACQUISITIONS AND SALES, DEBT FINANCING POSSIBILITIES, INCLUDING THE REPAYMENT OF ADDITIONAL DEBT, POSSIBLE ADDITIONAL SHARE REPURCHASES, THE POSSIBLE SPIN-OFF OF FIVE STAR QUALITY CARE, INC. AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE TO BUY OR SELL PROPERTIES AT ACCEPTABLE PRICES OR TO CONCLUDE DEBT FINANCINGS ON ACCEPTABLE TERMS, AND WE AND SENIOR HOUSING PROPERTIES TRUST MAY BE UNABLE TO COMPLETE THE SPIN-OFF OF FIVE STAR QUALITY CARE, INC. SIMILARLY WE MAY DECIDE TO REPURCHASE SHARES AT ANY TIME OR WE MAY DECIDE NOT TO DO SO. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

                                  HRPT PROPERTIES TRUST


                                  By:    /s/ John A. Mannix
                                         John A. Mannix
                                         President and Chief Operating Officer
                                         Dated:  November 8, 2001

                                  By:    /s/ John C. Popeo
                                         John C. Popeo
                                         Treasurer and Chief Financial Officer
                                         Dated:  November 8, 2001