Form 10-K405
period 2001-12-31
HRPT PROPERTIES TRUST
filed 2002-03-20
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

                                                          Name of exchange on
            Title of each class                             which registered
--------------------------------------------------------------------------------
    Common Shares of Beneficial Interest                 New York Stock Exchange
9 7/8% Series A Cumulative Redeemable Preferred
        Shares of Beneficial Interest                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting common stock of the registrant held by non-affiliates was $1.1 billion based on the $8.95 closing price per common share for such stock on the New York Stock Exchange on March 11, 2002. For purposes of this calculation, 1,000,000 shares held by Senior Housing Properties Trust, and an aggregate of 1,284,450 shares held directly or by affiliates of the Trustees and executive officers of the registrant, have been included in the number of common shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $0.01 par value ("Shares"), outstanding as of March 11, 2002: 128,808,747.

         References in this Annual Report on Form 10-K to the "Company", "HRP", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 7, 2002.

CERTAIN IMPORTANT FACTORS

         Our Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K regarding our intent, belief or expectations or the intent, belief or expectations of our Trustees or our officers with respect to possible acquisitions and sales of properties, expansion of our portfolio, our ability to pay distributions, policies and plans regarding investments, financings, our tax status as a real estate investment trust and our access to debt or equity capital markets or to other sources of funds. You are cautioned that any such forward looking statements are not guaranteed to occur and that actual events and results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation the status of the economy including capital markets and our ability to access financing, property market conditions, competition, and changes in federal, state and local legislation. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.

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

                                              HRPT PROPERTIES TRUST
                                           2001 FORM 10-K ANNUAL REPORT


                                                Table of Contents

                                                      Part I
                                                                                                            Page
Item 1.           Business........................................................................           1
Item 2.           Properties......................................................................           20
Item 3.           Legal Proceedings...............................................................           20
Item 4.           Submission of Matters to a Vote of Security Holders.............................           20

                                                     Part II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters............           21
Item 6.           Selected Financial Data.........................................................           22
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................           23
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk......................           30
Item 8.           Financial Statements and Supplementary Data.....................................           31
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..................................................................           31

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

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation
                      14A.

                                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.................           31

                                     PART I
Item 1.  Business

         The Company. HRPT Properties Trust was organized on October 9, 1986, as a Maryland real estate investment trust ("REIT"). Our primary business is the ownership and operation of office buildings.

         As of December 31, 2001, we owned 190 office properties for a total investment of $2.6 billion at cost and a depreciated book value of $2.4 billion. In addition, we owned minority equity positions in two former subsidiary REITs which are now separately listed on the New York Stock Exchange: Hospitality Properties Trust ("HPT") and Senior Housing Properties Trust ("SNH"). At December 31, 2001, the carrying book values of our equity ownership of HPT and SNH was $101.5 million and $172.0 million, respectively, and the market value of these equity positions was $118.0 million and $178.2 million, respectively.

         Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

         Investment Policy and Method of Operation. Our investment goals are current income for distribution to shareholders, capital growth from appreciation in the residual value of properties, and preservation and protection of shareholders' capital. Our income is derived primarily from rent.

         Our day to day operations are conducted by REIT Management & Research LLC ("RMR"), our investment manager. RMR provides investment advice, property management and administrative services to us. RMR originates and presents investment and sales opportunities to our Board of Trustees. In evaluating potential investments and asset sales, we consider factors such as: the historical and projected rents received and likely to be received from the property, the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties; the growth, tax and regulatory environments of the market in which the property is located; the quality, experience, and credit worthiness of the property's tenants; occupancy and demand for similar properties in the same or nearby markets; the construction quality, physical condition and design of the property; the geographic area and type of property; and the pricing of comparable properties as evidenced by recent arms length market sales.

         Our investments are generally structured as purchases. However, we have in the past and may in the future consider structuring some acquisitions as mergers or partnerships. We currently have no present agreements or understandings concerning any such acquisitions or mergers.

         Borrowing Policy. In addition to the use of equity, we utilize short-term and long-term borrowings to finance investments. We currently have a revolving bank credit facility for $425 million, which includes an accordian feature that allows it to be expanded, in certain circumstances, by up to $200 million. The revolving bank credit facility (which is guaranteed by most of our subsidiaries) is used for acquisition funding on an interim basis until equity or long-term debt is raised and for working capital and general business purposes. No amounts were outstanding at December 31, 2001, under our revolving bank credit facility.

         The borrowing guidelines established by our Board of Trustees and covenants in various debt agreements prohibit us from maintaining a debt to total asset value of greater than 55%. At December 31, 2001, our debt to total asset value was 40.6%. Covenants in our various debt obligations and our Declaration of Trust also limit our ability to borrow.

Business Developments Since January 1, 2001

Investments

         During 2001 we acquired two office properties for $26.4 million and we placed in service one office building we developed for one of our existing tenants.

Financing

         In 2001 we redeemed all of our outstanding convertible subordinated debentures. Forty million dollars of 7.25% convertible subordinated debentures due October 2001 were redeemed at par in February 2001 and $162 million of 7.50% convertible subordinated debentures due October 2003 were redeemed in late March 2001. To fund these redemptions, we used cash on hand and the net proceeds from our preferred share offering discussed below.

         In February 2001 we issued 8,000,000 shares of series A cumulative redeemable preferred shares for a sales price of $25.00 per share, raising net proceeds of $193.1 million. The dividend yield is 9 7/8% per annum ($2.46875 per share per year) payable in equal quarterly installments on February 15, May 15, August 15 and November 15 of each year.

         During 2001 we repurchased 3,154,100 of our common shares for $26.2 million, including transaction costs.

         In April 2001 we entered into a new $425 million unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. This New Credit Facility replaced our $500 million unsecured revolving credit facility which was scheduled to mature in 2002. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200 million. Our credit facility is available for property acquisitions, working capital and for general business purposes.

         During February 2002 we called for redemption all of our outstanding $160 million 6.875% Senior Notes due August 2002 at par plus a premium. This redemption is expected to occur on March 26, 2002. We expect to fund this redemption by borrowing on our New Credit Facility.

Other Developments

         During 2001 we sold four properties for net cash proceeds of $10.6 million. We also received $10.4 million from the repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, we reversed impairment loss reserves recorded during 1999 totaling $4.0 million.

         On December 31, 2001, SNH spun-off its 100% owned subsidiary, Five Star Quality Care, Inc. ("Five Star") by distributing substantially all of Five Star's common shares to its shareholders (the "Five Star Spin-Off"), including us. In connection with the Five Star Spin-Off, we received 1,280,924 common shares of Five Star which were valued at $9.3 million. In order to distribute these Five Star shares on a round lot basis or one Five Star share for every 100 HRP common shares, we purchased 7,163 additional common shares from Five Star on December 31, 2001, and immediately distributed all 1,288,087 of these common shares to our shareholders. Five Star, which is not a REIT, leases and operates senior housing properties owned by SNH.

Our Investment Manager

         RMR is a Delaware limited liability company beneficially owned by Gerard M. Martin and Barry M. Portnoy, our Managing Trustees. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 928-1300. RMR provides investment advice, property management services and administrative services to us. In addition, an affiliate of RMR also provides garage management services at one of our properties. RMR also acts as the investment manager to HPT and SNH and has other business interests. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John C. Popeo, Treasurer, and John A. Mannix, David M. Lepore, Thomas M. O'Brien, Jennifer B. Clark, Evrett W. Benton, John R. Hoadley and Bruce J. Mackey Jr., Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our Managing Trustees and John A. Mannix, John C. Popeo, David M. Lepore and Jennifer B. Clark are our executive officers.

Employees

         As of March 11, 2002, we had no employees. RMR, which administers our day-to-day operations, had approximately 250 full-time employees.

Competition

         Investing in and operating office buildings is a very competitive business. We compete against other REITs, numerous financial institutions and numerous individuals and public and private companies who are actively engaged in this business. We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

Environmental Matters

            Under various federal, state and local laws, ordinances and regulations, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. We have reviewed some preliminary environmental surveys of the facilities we own. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that:

o a prior owner, operator or occupant of our facilities or the properties we intend to acquire did not create a material environmental condition not known to us which might have been revealed by more in-depth study of the properties; and

o future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.

Segment Information

         For financial information about the Company's segments see Note 10 to our Consolidated Financial Statements.

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


The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

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

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2001 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a C corporation, and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal income taxes on the amounts we distribute. However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

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

     o If we have succeeded to undistributed earnings and profits from an acquired C corporation, to preserve our status as a REIT we must generally distribute all of these undistributed earnings and profits not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

     o As explained below, we are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary of ours will be separately taxed on its net income as a C corporation, and will be subject to limitations on the deductibility of interest expense paid to us. In addition, we will be subject to a 100% tax on redetermined rents, redetermined deductions, and excess interest expense, in order to ensure that transactions between and among us, our tenants, and our taxable REIT subsidiaries are at arm's length.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify or elect not to qualify as a REIT in any taxable year, then we will be subject to federal income tax in the same manner as a C corporation. Any distributions to our shareholders in a year in which we fail to qualify as a REIT will not be deductible, nor will these distributions be required under the Internal Revenue Code. In that event, to the extent of our current and accumulated earnings and profits, any distributions to our shareholders will be taxable as ordinary dividends and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

REIT Qualification Requirements

         General Requirements. Section 856(a) of the Internal Revenue Code defines a REIT as a corporation, trust or association:

         (1) that is managed by one or more trustees or directors;

         (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

         (3) that would be taxable, but for Sections 856 through 859 of the Internal Revenue Code, as a C corporation;

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 2001, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

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

         For purposes of condition (6) above, REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

         Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter of our taxable year, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

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

         In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status during all times each subsidiary's taxable REIT subsidiary election remains in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

         Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

         Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

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

     o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property", if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio will be determined by reference to fair market values rather than tax bases.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test with certain adjustments, multiplied by a fraction intended to reflect our profitability.

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

     o Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

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

         Our Investment in Senior Housing Properties Trust. We continue to own a minority of Senior Housing Properties Trust shares, and we expect Senior Housing Properties Trust to qualify as a REIT under the Internal Revenue Code. For any of our taxable years in which Senior Housing Properties Trust qualifies as a REIT, our investment in Senior Housing Properties Trust will count favorably toward the REIT asset tests and the dividends we receive from Senior Housing Properties Trust will count as qualifying income under both REIT gross income tests. However, because we do not and cannot control Senior Housing Properties Trust's compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing Properties Trust in filing a protective taxable REIT subsidiary election under Section 856(l) of the Internal Revenue Code, effective January 1, 2001, and we have reaffirmed or will reaffirm this protective election every January 1 since then. Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing Properties Trust were not a REIT, it would instead be considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that Senior Housing Properties Trust's failure to qualify as a REIT would not jeopardize our own qualification as a REIT.

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

         If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary to arrange for new debt or equity financing to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

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

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our U.S. shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportionate among all classes of our shares.

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

         For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These Treasury regulations require the use of the IRS Forms W-8 series.

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

Backup Withholding and Information Reporting

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 30%, but this rate will fall to 28% over the next several years. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

         A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes under penalties of perjury an IRS Form W-9 or substantially similar form that:

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

         Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office.

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

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors as to whether the ownership of our shares involves a prohibited transaction.

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

Item 2.  Properties

         General. At December 31, 2001, approximately 90% of our total investments were in office buildings, 4% were in our equity investment in HPT and 6% were in our equity investment in SNH. We believe that the physical plant of each of the properties in which we have invested is suitable and adequate for our present and any currently proposed uses. At December 31, 2001, we had real estate investments totaling $2.6 billion at cost in 190 office properties that were leased to or operated by approximately 900 tenants, plus equity investments of approximately $101.5 million (carrying value) and $172.0 million (carrying value) in approximately 6.4% and 29.5% of the common shares of HPT and SNH, respectively. At December 31, 2001, HPT owned 230 hotel properties and SNH owned 83 senior housing properties. At December 31, 2001, 12 office complexes we owned comprised of 25 properties with an aggregate cost of $631.3 million were secured by mortgage notes payable aggregating $352.6 million which, net of unamortized discounts, amounted to $339.7 million.

         The following table summarizes some information about our properties as of December 31, 2001. All dollar amounts are in thousands.

REAL ESTATE OWNED AT DECEMBER 31, 2001:

                              Number of Investment
Location                                  Properties           Amount          Net Book Value         Rent (1)
--------------------------------------------------------------------------------------------------------------------
Alaska                                        1                 $1,017                   $919                   $462
Arizona                                       6                 51,835                 48,064                  6,986
California                                   15                247,467                220,318                 37,545
Colorado                                      5                 64,590                 61,213                 10,464
Connecticut                                   2                 14,482                 13,309                  2,468
Delaware                                      2                 58,988                 54,733                  7,434
District of Columbia                          5                211,340                190,838                 20,544
Florida                                       4                 11,899                 10,894                  1,421
Georgia                                       1                  3,024                  2,736                    474
Kansas                                        1                  6,516                  5,771                  1,679
Maryland                                      8                166,377                150,811                 23,728
Massachusetts                                29                197,458                175,913                 31,859
Minnesota                                    14                116,784                109,068                 18,862
Missouri                                      1                  7,786                  7,033                    862
New Hampshire                                 1                 22,170                 20,860                  2,501
New Jersey                                    4                 30,230                 27,888                  3,256
New Mexico                                    6                 30,450                 28,347                  5,375
New York                                     10                167,681                155,395                 27,824
Ohio                                          1                 15,279                 14,060                  2,201
Oklahoma                                      6                 46,480                 42,921                  4,564
Pennsylvania                                 26                613,728                563,490                 96,678
Rhode Island                                  1                  8,010                  7,140                    892
Tennessee                                     1                 22,983                 21,084                  3,357
Texas                                        30                370,620                344,260                 62,201
Virginia                                      6                 68,505                 63,061                 10,874
Washington                                    2                 21,500                 19,409                  2,542
West Virginia                                 1                  4,940                  4,464                    714
Wyoming                                       1                 10,348                  9,348                  1,318
                                      ---------------------------------------------------------------------------
    Total Real Estate                       190             $2,592,487             $2,373,347               $389,085
                                      ===========================================================================

(1) Amounts represent income from properties owned for the 12 months ended December 31, 2001, and annualized income from properties acquired and developed during 2001.

Item 3.  Legal Proceedings

         In the ordinary course of our business we are occasionally involved in litigation. At this time we know of no pending or threatened litigation, the result of which is likely to have a material impact upon us.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

         Our common  shares are traded on the New York Stock  Exchange  (symbol:
HRP). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports:

                                         High                       Low
2000

        First Quarter                    $10.44                     $7.63
        Second Quarter                     8.69                      6.50
        Third Quarter                      7.19                      6.44
        Fourth Quarter                     7.94                      6.19

2001

        First Quarter                      8.28                      7.80
        Second Quarter                     9.73                      8.16
        Third Quarter                     10.01                      7.89
        Fourth Quarter                     8.92                      8.08

         The closing price of our common shares on the New York Stock Exchange on March 11, 2002, was $8.95.

         As of March 11, 2002, there were 4,304 holders of record of our common shares, and we estimate that as of that date there were in excess of 94,000 beneficial owners of our common shares.

         Common share distributions declared with respect to each period for the two most recent fiscal years are set forth in the following table. Distributions are generally paid in the quarter following the quarter to which they relate.

                                                  Cash Distributions
                                                  Per Common Share

                                                2000              2001
                                                ----              ----
     First Quarter                              $0.32             $0.20
     Second Quarter                              0.20              0.20
     Third Quarter                               0.20              0.20
     Fourth Quarter                              0.20              0.20

         All common share distributions declared have been paid. We intend to continue to declare and pay future distributions on a quarterly basis. In addition to the distributions shown above, on December 31, 2001, we distributed 1,288,087 common shares of Five Star to our shareholders. The Five Star share distribution was valued at $0.0726 per HRP share, based upon the market value of Five Star shares at the time of their distribution.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually are equal to at least 90% (in our 2000 taxable year this requirement was 95%) of our taxable income. All distributions made by us are at the discretion of our Trustees and depend on our earnings, our cash flow available for distribution, our financial condition, capital market conditions, growth prospects and other factors that the Trustees deem relevant. We intend to distribute substantially all of our "real estate investment trust taxable income" to our shareholders.

Item 6.  Selected Financial Data

         Set forth below is selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

Income Statement Data:                                              Year Ended December 31,
                                            --------------------------------------------------------------------------
                                                2001            2000          1999            1998           1997
                                            --------------------------------------------------------------------------
Total revenues                                 $394,172       $405,006       $427,541       $356,554        $208,863
Income before gain on sale of
   properties and extraordinary item             84,953        118,791        105,555        146,656         112,204
Income before extraordinary item                 84,953        143,366        113,862        146,656         115,102
Net income                                       82,804        142,272        113,862        144,516         114,000
Net income available for common
   shareholders (1)                              65,962        142,272        113,862        144,516         114,000
Funds from operations - basic (2)               162,798        183,947        224,816        211,715         146,312
Funds from operations - diluted (2)             162,798        200,098        240,975        227,904         162,738
Common distributions declared (3)               113,135        121,385        410,152        190,341         144,271

Weighted average common shares
   outstanding                                  130,253        131,937        131,843        119,867          92,168

Per basic common share amounts:
   Income before gain on sale of
     properties and extraordinary item            $0.52          $0.90          $0.80          $1.22           $1.22
   Income before extraordinary item                0.52           1.09           0.86           1.22            1.25
   Net income available for common
     shareholders (1)                              0.51           1.08           0.86           1.21            1.24
   Common distributions declared (3)               0.87           0.92           3.05           1.52            1.46
Balance Sheet Data:                                                     At December 31,
                                            --------------------------------------------------------------------------
                                                2001            2000          1999            1998           1997
                                            --------------------------------------------------------------------------
Real estate properties, at cost              $2,592,487     $2,546,023     $2,656,344     $2,956,482      $1,969,023
Real estate mortgages receivable, net                --          6,449         10,373         69,228         104,288
Equity investments                              273,442        314,099        311,113        113,234         113,654
Total assets                                  2,805,426      2,900,143      2,953,308      3,064,057       2,135,963
Total indebtedness, net                       1,097,217      1,302,950      1,349,890      1,132,081         787,879
Total shareholders' equity                    1,656,500      1,529,212      1,522,467      1,827,793       1,266,260

(1)  Net income available for common shareholders is net income reduced by preferred distributions.

(2)  FFO, as defined in the White Paper on Funds From Operations  which was approved by the Board of
     Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995
     and as clarified  from time to time,  is "net income  (computed in  accordance  with  generally accepted  accounting  principles),  excluding  gains (or losses) from sales of  property,  plus depreciation and amortization,  and after adjustment for unconsolidated  partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We consider FFO to be an appropriate  measure of performance for an equity REIT,  along with cash flow from operating  activities,  financing activities  and investing  activities,  because it provides  investors with an indication of an equity REIT's ability to incur and service debt, make capital  expenditures,  pay distributions and fund other cash needs.  We compute FFO in  accordance  with the  standards  established  by
     NAREIT  including  adjustments  for our pro rata  share of FFO of HPT and  SNH,  but  excluding unusual and  non-recurring  items,  certain non-cash items, and gains on sales of undepreciated properties,  which may not be  comparable  to FFO  reported by other REITs that define the term differently.  FFO does not represent cash generated by operating  activities in accordance with
     GAAP and should not be considered  as an  alternative  to net income,  determined in accordance with  GAAP,  as an  indication  of  financial  performance  or the  cash  flow  from  operating activities, determined in accordance with GAAP, or as a measure of liquidity.

(3)  Includes non-recurring  distributions of common shares of Five Star in 2001 and SNH in 1999. Regular cash distributions declared with respect to 2001 were $103,783, or $0.80 per share. Regular cash distributions declared with respect to 1999 were $184,665, or $1.40 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K.

         This discussion includes references to FFO. FFO, as defined in the White Paper on Funds From Operations which was approved by the Board of Governors of NAREIT in March 1995 and as clarified from time to time, is "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT including adjustments for our pro rata share of FFO of HPT and SNH, but excluding unusual and non-recurring items, certain non-cash items, and gains on sales of undepreciated properties, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

Results of Operations

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

         Total revenues for the year ended December 31, 2001, decreased to $394.2 million from $405.0 million for the year ended December 31, 2000. Rental income decreased in 2001 by $13.4 million and interest and other income increased in 2001 by $2.6 million, compared to the prior period. Rental income decreased primarily because of the sale of four properties in 2001 and four properties during 2000 and a decline in property occupancy. Occupied office space decreased from 96% at December 31, 2000, to 92% at December 31, 2001. Interest and other income increased primarily as a result of higher cash balances invested in 2001 compared to 2000, resulting primarily from a preferred share offering completed in February 2001 and a debt financing completed in December 2000.

         Total expenses for the year ended December 31, 2001, decreased to $304.5 million from $319.5 million for the year ended December 31, 2000. Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million related to loans that were repaid in 2001. Operating expenses increased by $1.7 million primarily as a result of higher utility costs and real estate taxes, offset by a decrease in operating expenses from the sale of properties during 2001 and 2000. Interest expense decreased by $13.0 million during 2001 compared to the prior year period, primarily as a result of the repayment of debt in 2001. Depreciation and amortization increased by $2.0 million and general and administrative expenses decreased by $1.7 million. The increase in depreciation and amortization is due primarily to depreciation of capitalized building improvements, amortization of leasing fees, and the amortization of deferred financing fees incurred on our mortgages and senior note financings during 2001 and 2000, offset by the sale of properties during 2001 and 2000. The decrease in general and administrative expenses is due primarily to lower legal fees and the sale of properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Equity in earnings of equity investments decreased by $18.7 million for the year ended December 31, 2001, compared to the same period in 2000. For the year ended December 31, 2000, our equity in earnings of SNH included $13.5 million representing our share of gain recognized by SNH on the sale of properties during 2000. The decrease is also due to lower earnings from SNH resulting from its settlement of tenant bankruptcies and its sale of properties in 2000. A loss on equity transactions of equity investments of $19.3 million was recognized from the issuance of common shares by both SNH and HPT during 2001. The loss primarily reflects common shares issued by SNH at a price below our per share carrying value.

         Net income before preferred distributions decreased to $82.8 million for the 2001 period, from $142.3 million for the 2000 period. The decrease is due primarily to gains from the sale of properties in 2000 of $24.6 million which did not recur in 2001 and a $19.3 million loss recognized primarily from the issuance of common shares by SNH during 2001, the decrease in property occupancy, the write-off of deferred financing fees associated with debt that was repaid during 2001, the decrease in equity in earnings of SNH, offset by the reversal of an impairment loss reserve in 2001, the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on financing proceeds received in December 2000 and interest earned on proceeds from the series A preferred shares issued during February 2001. Net income available for common shareholders is net income reduced by preferred distributions. Net income available for common shareholders per common share decreased to $0.51 in 2001 from $1.08 in 2000 reflecting the foregoing factors and the issuance of preferred shares in early 2001.

         FFO for the year ended December 31, 2001, was $162.8 million compared to $183.9 million for the year ended December 31, 2000. The decrease in FFO is due primarily to assets sold during 2001 and 2000, the decrease in property occupancy, the decrease in FFO from SNH and distributions on series A preferred shares, offset by the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on larger cash balances. A reconciliation of net income to FFO for the years ended December 31, 2001 and 2000, is as follows:

                                                                          Year Ended December 31,
                                                                   ---------------------------------------
                                                                         2001                  2000
                                                                   -----------------     -----------------
Income before equity in earnings of equity investments,
    gain on sale of properties and extraordinary item                   $89,659               $85,511
Depreciation                                                             59,542                59,423
Impairment of assets reversal                                            (3,955)                   --
FFO from equity investments                                              33,923                38,797
Non-cash expenses                                                           471                   216
Preferred distributions                                                 (16,842)                   --
                                                                   -----------------     -----------------
    FFO                                                                $162,798              $183,947
                                                                   =================     =================

         Cash distributions declared for the years ended December 31, 2001 and 2000, were $103.8 million, or $0.80 per common share, and $121.4 million, or $0.92 per common share, respectively. Distributions paid in the first quarter of the year generally are based upon the prior year's operating results, but they are generally taxed to shareholders in the year when payment is made.

         Cash flows provided by (used for) operating, investing and financing activities were $145.2 million, ($21.5) million and ($165.8) million, respectively, for the year ended December 31, 2001, and $154.5 million, $115.3 million and ($190.3) million, respectively, for the year ended December 31, 2000. Changes in all three categories between 2001 and 2000 are primarily related to assets sold in 2001 and 2000, the repayment of debt in 2001 and the issuance of preferred shares in 2001.

         Cash flows provided by operating activities and cash available for distribution may not necessarily equal FFO as cash flow is affected by other factors not included in the FFO calculation, such as changes in assets and liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000, decreased to $405.0 million from $427.5 million for the year ended December 31, 1999. Rental income decreased by $15.2 million and interest and other income decreased by $7.3 million. Rental income decreased due to the spin-off of SNH in October 1999, offset by an increase from acquisitions made during 1999. Interest and other income decreased primarily as a result of the spin-off of SNH in 1999. Revenues from our office segment increased $53.8 million and revenues from our senior housing segment decreased $76.2 million. The increase in revenues from our office segment is due to office building acquisitions made during 1999. The decrease in revenues from our senior housing segment is due to the spin-off of SNH and the sale of properties in 1999.

         Total expenses for the year ended December 31, 2000, increased to $319.5 million from $319.2 million for the year ended December 31, 1999. Operating expenses increased by $22.6 million primarily as a result of our increased investment in "gross leased" office buildings during 1999. Interest expense increased to $100.1 million for the year ended December 31, 2000, from $87.5 million for the year ended December 31, 1999, mainly due to greater borrowings outstanding during 2000 compared to 1999, and to a lesser extent an increase in interest rates on our floating rate debt. Depreciation and amortization and general and administrative expenses decreased in 2000 from 1999 as a result of the spin-off of SNH in 1999 and some property sales in 2000, offset by acquisitions made during 1999. Included in total expenses for 1999 are unusual and non-recurring items aggregating $23.7 million: $16.7 million represents SNH transaction costs, and $7.0 million represents the write-down to net realizable value of the carrying value of two real estate mortgages receivable and the carrying value of other assets.

         On October 12, 1999, we spun-off 50.7% of our 100% owned subsidiary, SNH, by distributing 13.2 million common shares of SNH to our shareholders of record on October 8, 1999. SNH is a real estate investment trust. Since the spin-off, our investment in SNH has been accounted for using the equity method. Prior to the spin-off, the operating results and investments of SNH were included in our results of operations and total assets. Equity in earnings of equity investments increased in 2000 by $35.3 million primarily as a result of the spin-off of SNH. For the year ended December 31, 2000, our equity in earnings from SNH included $300,000 representing our share of net gain recognized by SNH from the settlement of tenant bankruptcies, $13.5 million representing our share of gain recognized by SNH on the sale of properties during 2000 and $1.7 million representing our share of non-recurring general and administrative expenses arising from tenant bankruptcies and foreclosures. The 1999 period includes a loss of $14.8 million representing our share of impairment losses recognized by SNH.

         During the year ended December 31, 2000, we recognized gains on the sale of four office properties and three land parcels totaling $24.6 million. During 1999 we recognized gains on the sale of 14 properties totaling $8.3 million. During 2000 we also incurred a $1.1 million extraordinary loss from the write-off of deferred financing fees in connection with the redemption of all of our Remarketed Reset Notes and the repurchase of some of our convertible subordinated debentures due 2003.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         FFO for the year ended December 31, 2000, was $183.9 million compared to $224.8 million for the 1999 period. The decrease is primarily the result of the spin-off of SNH, offset by office building acquisitions made during 1999. FFO for 1999 excludes spin-off transaction costs of $16.7 million and the write-down in the carrying value of nursing home mortgages and other assets of $7.0 million. A reconciliation of net income to FFO for the years ended December 31, 2000 and 1999, is as follows:

                                                                          Year Ended December 31,
                                                                   ---------------------------------------
                                                                         2000                  1999
                                                                   -----------------     -----------------
Income before equity in earnings (loss) of equity
    investments, gain on sale of properties and extraordinary
    item                                                                $85,511              $108,331
Depreciation                                                             59,423                70,080
FFO from equity investments                                              38,797                22,229
Non-recurring items                                                          --                23,739
Non-cash expenses                                                           216                   437
                                                                   -----------------     -----------------
    FFO                                                                $183,947              $224,816
                                                                   =================     =================

         Cash distributions declared for the years ended December 31, 2000 and 1999, were $121.4 million, or $0.92 per share, and $184.7 million, or $1.40 per share, respectively. Distributions paid in the first quarter of the year generally are based upon the prior year's operating results, but they are generally taxed to shareholders in the year when payment is made.

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

         Cash flows provided by operating activities and cash available for distribution may not necessarily equal FFO as cash flow is affected by other factors not included in the FFO calculation, such as changes in assets and liabilities.

Liquidity and Capital Resources

Our Operating Liquidity and Resources

         Our principal sources of funding for current expenses and for distributions to shareholders is provided by our operations, primarily rents derived from leasing our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. This flow of funds has historically been sufficient for us to pay day-to-day operating expenses, interest and distributions. To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements, including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on our income. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

         In April 2001 we entered into a new $425 million unsecured revolving credit facility with a group of commercial banks. We use this credit facility to fund acquisitions and improvements and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses. Borrowings under the new credit facility bear interest at LIBOR plus a premium and mature in April 2005. Funds may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. This new credit facility replaced our $500 million unsecured revolving credit facility that was scheduled to mature in 2002. The new credit facility includes an accordion feature which allows it to be expanded, in certain circumstances, by up to $200 million. In connection with the termination of our $500 million unsecured revolving credit facility we recognized an extraordinary loss of $332,000 from the write-off of deferred financing fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         At December 31, 2001, we had cash and cash equivalents of $50.6 million and the ability to draw up to the full amount, or $425 million, under our credit facility. We expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

         Principal payments due during the next five years required under all of our debt obligations as of December 31, 2001, are $315.2 million in 2002, $5.6 million in 2003, $9.9 million in 2004, $107.1 million in 2005, $7.7 million in 2006 and $665.1 million thereafter.

         To the extent we borrow on the credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore various alternatives for the repayment of amounts due. Such alternatives in the short-term and long-term may include incurring additional long-term debt and issuing new equity securities. Our effective shelf registration statement enables us to issue securities to the public on an expedited basis by filing a prospectus supplement with the SEC. We had $2.3 billion available on our $3 billion shelf registration statement as of December 31, 2001. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing in the future, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

         Total assets were $2.8 billion at December 31, 2001, compared to $2.9 billion at December 31, 2000.

         During 2001 we purchased two properties for $26.4 million, sold four properties for net cash proceeds of $10.6 million, funded $30.6 million of improvements to our existing properties and received $10.4 million from the repayment of real estate mortgages, including the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, we reversed an impairment loss reserve recorded during 1999 of $4.0 million.

         As of December 31, 2001, we had outstanding agreements to purchase eight office buildings for $54.6 million. In January 2002 we entered a purchase agreement to acquire an additional office building for $32.5 million. We acquired all of these buildings during February 2002 with cash on hand and by borrowing on our revolving bank credit facility.

         At December 31, 2001, we owned 12.8 million, or 29.5%, of the common shares of beneficial interest of SNH with a carrying value of $172.0 million and a market value of $178.2 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of HPT with a carrying value of $101.5 million and a market value of $118.0 million. In 2001 both SNH and HPT completed public stock offerings of common shares. As a result, our percentage ownership in SNH and HPT decreased from 49.4% to 29.5% and 7.1% to 6.4%, respectively. We use the equity method of accounting to account for the issuance of common shares by SNH and HPT. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by SNH and HPT are recognized in our income statement. Accordingly, we recognized aggregate losses from these stock offerings of $19.3 million in 2001. In February 2002 SNH completed another public offering of common shares that further reduced our ownership percentage to 21.9%. As a result of this transaction, we expect to recognize an additional loss of approximately $2.0 million during the first quarter of 2002. On March 11, 2002, the market values of our SNH and HPT shares were $176.3 million and $131.6 million, respectively.

         On December 31, 2001, SNH spun-off its 100% owned subsidiary, Five Star, by distributing substantially all of Five Star's common shares to its shareholders (the "Five Star Spin-Off"), including us. In connection with the Five Star Spin-Off, we received 1,280,924 common shares of Five Star which were valued at $9.3 million. In order to distribute these Five Star shares on a round lot basis or one Five Star share for every 100 of our common shares, we purchased 7,163 additional common shares from Five Star on December 31, 2001, and immediately distributed all 1,288,087 of these common shares to our shareholders. Five Star, which is not a REIT, leases and operates senior housing properties including some owned by SNH.

         During February 2002 we called for redemption all of our outstanding $160 million 6.875% Senior Notes due August 2002 at par plus a premium. This redemption is expected to occur on March 26, 2002. We expect to fund this redemption by borrowing on our revolving bank credit facility and to recognize an extraordinary loss in 2002 of approximately $3.2 million resulting from the prepayment premium.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

         In February 2001 we completed a $200 million public offering of 9 7/8% series A cumulative redeemable preferred shares raising net proceeds of $193.1 million. Net proceeds from this offering and cash on hand were used to redeem all of our outstanding convertible subordinated debentures. On January 8, 2002, we announced a distribution on our series A cumulative redeemable preferred shares of $0.6172 per share which was distributed on February 15, 2002, to shareholders of record as of February 1, 2002.

         During 2001 we repurchased 3,154,100 of our common shares for $26.2 million, including transaction costs.

Debt Covenants

         Our principal unsecured debt obligations at December 31, 2001, are our unsecured revolving credit facility and our $758 million of public debt. Our public debt is governed by indentures. These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. During the period from our incurrence of these debts through December 31, 2001, we were in compliance with all of our covenants under our indentures and our credit agreement.

         In addition to our principal unsecured debt obligations, we have $352.6 million of mortgage notes outstanding at December 31, 2001. Our mortgage notes are secured by 25 of our properties.

         None of our indentures, our revolving bank credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate "spread" applied to borrowings.

         Our public debt indentures contain cross default provisions to any other debts equal to or in excess of $20 million. Similarly, a default on any of our public indentures would constitute a default on our credit agreement.

         As of December 31, 2001, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

Related Party Transactions

         We have agreements with RMR to provide investment management, property management and administrative services to us. RMR is beneficially owned by Barry
M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees. Each of our executive officers are also officers of RMR. Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our advisory contract with RMR at least annually and make determinations regarding its negotiation, renewal or termination. Any termination of our advisory contract with RMR would cause a default under our bank credit facility, if not approved by a majority of lenders. Our current advisory contract with RMR expires on December 31, 2002. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter plus an incentive fee based upon increases in funds from operations per share, plus property management fees equal to three percent of gross rents and construction management fees equal to five percent of construction costs. The incentive fees payable to RMR are paid in our common shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

         Our most critical accounting policies involve our investments in real property. These policies affect our:

     o allocation of purchase price between various asset categories and the related impact on our recognition of depreciation expense; and

     o    assessment of the carrying value and impairment of long-lived assets.

         These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competition in markets in which our properties are located. Recent declines in our property occupancy percentage reflects current economic conditions and competition. Competition, economic conditions and other factors may cause additional occupancy declines in the future. In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own.

         Our investments in SNH and HPT are accounted for using the equity method of accounting. Under the equity method we record our percentage share of net earnings from SNH and HPT in our consolidated statements of income. Under the equity method, accounting policy judgments made by SNH and HPT could have a material effect on our net income.

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

Certain Considerations

         THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS REQUIRES US TO MAKE ESTIMATES AND ASSUMPTIONS AND CONTAINS STATEMENTS OF OUR BELIEFS, INTENT OR EXPECTATIONS CONCERNING PROJECTIONS, PLANS, FUTURE EVENTS AND PERFORMANCE. THE ESTIMATES, ASSUMPTIONS AND STATEMENTS, SUCH AS THOSE RELATING TO OUR ABILITY TO BUY ASSETS, THE PERFORMANCE OF OUR ASSETS, OUR ABILITY TO PAY DISTRIBUTIONS, OUR ABILITY TO REPAY ADDITIONAL DEBT, OUR TAX STATUS AS A "REAL ESTATE INVESTMENT TRUST" AND OUR ABILITY TO ACCESS CAPITAL MARKETS DEPEND UPON VARIOUS FACTORS OVER WHICH WE AND OUR TENANTS HAVE OR MAY HAVE LIMITED OR NO CONTROL. THOSE FACTORS INCLUDE, WITHOUT LIMITATION, THE STATUS OF THE ECONOMY, CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES), COMPETITION, CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION AND OTHER FACTORS. WE CANNOT PREDICT THE IMPACT OF THESE FACTORS. THESE FACTORS COULD CAUSE OUR ACTUAL RESULTS FOR SUBSEQUENT PERIODS TO BE DIFFERENT FROM THOSE STATED, ESTIMATED OR ASSUMED IN THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. WE BELIEVE THAT OUR ESTIMATES AND ASSUMPTIONS ARE REASONABLE AT THIS TIME. HOWEVER, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON OUR ESTIMATES, ASSUMPTIONS OR OTHER FORWARD LOOKING STATEMENTS.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At December 31, 2001, our total outstanding debt of $1.1 billion consisted of the following fixed rate notes:

               Amount                      Coupon                     Maturity
Unsecured senior notes:

             $160.0 million                 6.875%                      2002
             $150.0 million                  6.75%                      2002
             $100.0 million                  6.70%                      2005
              $90.0 million                 7.875%                      2009
              $30.0 million                 8.875%                      2010
              $20.0 million                 8.625%                      2010
              $65.0 million                 8.375%                      2011
             $143.0 million                  8.50%                      2013

Secured notes:

               $3.5 million                  9.12%                      2004
              $10.7 million                  8.40%                      2007
              $17.3 million                  7.02%                      2008
              $10.2 million                  8.00%                      2008
               $9.2 million                  7.66%                      2009
             $257.7 million                 6.814%                      2011
              $44.0 million                 6.794%                      2029

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

         The market prices, if any, of each of our fixed rate obligations as of December 31, 2001, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at December 31, 2001, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $52.8 million.

         Each of our obligations for borrowed money has provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value. In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity. During February 2002 we called for redemption all of our outstanding $160 million 6.875% Senior Notes due August 2002 at par plus a premium. This prepayment premium is expected to be approximately $3.2 million and will be recognized as a non-recurring extraordinary expense in 2002. This redemption is expected to occur on March 26, 2002. We expect to fund this redemption by borrowing under our revolving bank credit facility.

         Our unsecured revolving bank credit facility bears interest at floating rates and matures in 2005. At December 31, 2001, there was zero outstanding and $425 million available for borrowing under our revolving bank credit facility. We borrow in U.S. dollars and borrowings under our bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

         During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As of December 31, 2001, we had zero outstanding under our revolving bank credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. In 2002 a total of $310 million of our senior notes will mature and will most likely be refinanced with other long-term debt. A one percent increase or decrease from our current interest rates on these senior notes will change our interest expense by $3.1 million per year. Since these senior notes mature at different times during the year, the effect of a change in interest rates on our interest expense for 2002 will be less. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is included in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Index to Financial Statements and Financial Statement Schedules

                              HRPT PROPERTIES TRUST

         The following consolidated financial statements and financial statement schedules of HRPT Properties Trust are included on the pages indicated:
                                                                                                             Page

      Report of Independent Auditors                                                                         F-1
      Report of Independent Public Accountants                                                               F-2
      Consolidated Balance Sheets as of December 31, 2001 and 2000                                           F-3
      Consolidated Statements of Income for each of the three years in the period ended
          December 31, 2001                                                                                  F-4
      Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
          December 31, 2001                                                                                  F-5
      Consolidated Statements of Cash Flows for each of the three years in the period ended
          December 31, 2001                                                                                  F-6
      Notes to Consolidated Financial Statements                                                             F-8
      Schedule  II - Valuation and Qualifying Accounts                                                       S-1
      Schedule III - Real Estate and Accumulated Depreciation                                                S-2
      Schedule IV - Mortgage Loans Receivable on Real Estate                                                 S-9

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         During the fourth quarter of 2001, we did not file any Current Reports on Form 8-K.

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

4.2 Form of Temporary 9 7/8% Series A Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 16, 2001)

4.3 Rights Agreement, dated October 17, 1994, between the Company and State Street Bank and Trust Company, as Rights Agent (including the form of Articles Supplementary relating to the Junior Participating Preferred Shares annexed as an exhibit thereto). (incorporated by reference to the Company's Current Report on Form 8-K, dated October 24, 1994)

4.4 Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company ("State Street"), as Trustee. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

4.5 Supplemental Indenture No. 3, dated as of February 23, 1998, by and between the Company and State Street, relating to the Company's 6.7% Senior Notes due 2005, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

4.6 Supplemental Indenture No. 4, dated as of August 26, 1998, by and between the Company and State Street, relating to 6 7/8% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.7 Supplemental Indenture No. 5, dated as of November 30, 1998, by and between the Company and State Street, relating to 8 1/2% Monthly Income Senior Notes due 2013, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 11,
         1999)

4.8 Supplemental Indenture No. 6, dated as of March 24, 1999, by and between the Company and State Street, relating to 7 7/8% Monthly Income Senior Notes due 2009, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.9 Supplemental Indenture No. 7, dated as of June 17, 1999, by and between the Company and State Street, relating to 8 3/8% Monthly Income Senior Notes due 2011, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated June 14, 1999)

4.10 Supplemental Indenture No. 8, dated as of July 31, 2000, between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.11 Supplemental Indenture No. 9, dated as of September 29, 2000, between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated September 28, 2000)

4.12 Indenture, dated as of December 18, 1997, by and between the Company and State Street, as Trustee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

4.13 Supplemental Indenture, dated as of December 18, 1997, by and between the Company and State Street, as Trustee, relating to the Company's 6 3/4% Senior Notes due 2002, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 5, 1997)

8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1 Advisory Agreement by and between REIT Management & Research, Inc. and the Company, dated as of January 1, 1998.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)

10.2 Amendment No. 1 to Advisory Agreement between the Company and REIT Management & Research, Inc., dated as of October 12, 1999.(+) (incorporated by reference to the Company's Current Report on Form 8-K, dated December 16, 1999)

10.3 Master Management Agreement by and between the Company and REIT Management & Research, Inc., dated as of December 31, 1997. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

10.4 Parking Operation Management Agreement by and between HUB Properties Trust, a subsidiary of the Company, and Garage Management, Inc., dated as of January 1, 1998. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998)

10.5 Incentive Share Award Plan.(+) (incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992)

10.6 Transaction Agreement between Senior Housing Properties Trust and the Company, dated as of September 21, 1999. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 12, 1999)

10.7 Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc. ("Merrill"), as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.8 Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, to Merrill, as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.9 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.10 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.11 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square LLC to Lawyers Title Realty Services, Inc. for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.12 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Indiana Avenue to Lawyers Title Realty Services, Inc. for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.13 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars LA LLC to Lawyers Title Company for the benefit of Merrill. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.14 Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street Property Trust, as Mortgagor, to and for the benefit of Merrill, as Mortgagee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.15 Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.16 Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, as Borrower, and Merrill, as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.17 Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza Property Trust, as Borrower, to Merrill, as Lender. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.18 Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza Property Trust, as Mortgagor, to and for the benefit of Merrill, as Mortgagee. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.19 Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)

10.20 Credit Agreement, dated as of April 30, 2001, by and among the Company; the financial institutions initially a signatory thereto together with their assignees; First Union National Bank, as Agent; First Union Securities, Inc., as Lead Arranger; Fleet National Bank, as Co-Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and each of Commerzbank Aktiengesellschaft New York Branch, The Bank of New York and Fleet National Bank, as Documentation Agents. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

12.1 Statement regarding computation of ratio of earnings to fixed charges. (filed herewith)

12.2 Statement regarding computation of ratio of combined earnings to fixed charges and preferred distributions. (filed herewith)

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

                         Report of Independent Auditors


To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Hospitality Properties Trust (a real estate investment trust in which the Company has a 6.4% and 7.1% interest as of December 31, 2001 and 2000, respectively) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Hospitality Properties Trust, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young LLP

                                               ERNST & YOUNG LLP

Boston, Massachusetts
March 15, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Hospitality Properties Trust

We have audited the consolidated balance sheet of Hospitality Properties Trust and subsidiaries (a Maryland real estate investment trust) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows (not presented herein) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP

Vienna, Virginia
January 15, 2002


                                             HRPT PROPERTIES TRUST

                                          CONSOLIDATED BALANCE SHEETS

                               (dollars in thousands, except per share amounts)



                                                                                         December 31,
                                                                              ------------------------------

                                                                                  2001               2000
                                                                              -----------        -----------
ASSETS
Real estate properties, at cost:
    Land                                                                      $   302,601        $   300,548
    Buildings and improvements                                                  2,289,886          2,245,475
                                                                              -----------        -----------
                                                                                2,592,487          2,546,023

    Less accumulated depreciation                                                 219,140            160,015
                                                                              -----------        -----------
                                                                                2,373,347          2,386,008

Real estate mortgages receivable, net                                                  --              6,449
Equity investments                                                                273,442            314,099
Cash and cash equivalents                                                          50,555             92,681
Restricted cash                                                                     8,582             23,126
Rents receivable, net                                                              46,847             38,335
Other assets, net                                                                  52,653             39,445
                                                                              -----------        -----------
                                                                              $ 2,805,426        $ 2,900,143
                                                                              ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes payable, net                                                     $   757,505        $   757,314
Mortgage notes payable, net                                                       339,712            343,089
Convertible subordinated debentures                                                    --            202,547
Accounts payable and accrued expenses                                              32,888             40,611
Deferred rents                                                                      7,924              6,059
Security deposits                                                                   7,334              6,611
Due to affiliates                                                                   3,563             14,700

Commitments and contingencies

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized,  8,000,000 shares and zero shares issued and outstanding at December 31, 2001 and 2000,
      respectively                                                                193,086                 --
    Common shares of beneficial interest, $0.01 par value:
      150,000,000 shares authorized, 128,808,747 shares and
      131,948,847 shares issued and outstanding at December 31, 2001
      and 2000, respectively                                                        1,288              1,319
    Additional paid-in capital                                                  1,945,610          1,971,679
    Cumulative net income                                                         903,752            820,948
    Cumulative common distributions                                            (1,372,503)        (1,258,739)
    Cumulative preferred distributions                                            (14,319)                --
    Unrealized holding losses on investments                                         (414)            (5,995)
                                                                              -----------        -----------
        Total shareholders' equity                                              1,656,500          1,529,212
                                                                              -----------        -----------
                                                                              $ 2,805,426        $ 2,900,143
                                                                              ===========        ===========

See accompanying notes

                                                   HRPT PROPERTIES TRUST

                                             CONSOLIDATED STATEMENTS OF INCOME

                                     (amounts in thousands, except per share amounts)


                                                                                    Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                          2001                2000                1999
                                                                      ------------        ------------        ------------
REVENUES:

    Rental income                                                       $ 387,561           $ 400,976           $ 416,198
    Interest and other income                                               6,611               4,030              11,343
                                                                        ---------           ---------           ---------
      Total revenues                                                      394,172             405,006             427,541
                                                                        ---------           ---------           ---------

EXPENSES:
    Operating expenses                                                    140,592             138,937             116,365
    Interest                                                               87,075             100,074              87,470
    Depreciation and amortization                                          65,187              63,213              72,932
    General and administrative                                             15,614              17,271              18,704
    Impairment of assets                                                   (3,955)                 --               7,000
    Spin-off transaction costs                                                 --                  --              16,739
                                                                        ---------           ---------           ---------
      Total expenses                                                      304,513             319,495             319,210
                                                                        ---------           ---------           ---------

Income before equity in earnings (loss) of equity investments,
    gain on sale of properties and extraordinary item                      89,659              85,511             108,331
Equity in earnings (loss) of equity investments                            14,559              33,280              (2,065)
Loss on equity transactions of equity investments                         (19,265)                 --                (711)
                                                                        ---------           ---------           ---------
Income before gain on sale of properties and
      extraordinary item                                                   84,953             118,791             105,555

Gain on sale of properties, net                                                --              24,575               8,307
                                                                        ---------           ---------           ---------
Income before extraordinary item                                           84,953             143,366             113,862


Extraordinary item - early extinguishment of debt                          (2,149)             (1,094)                 --
                                                                        ---------           ---------           ---------
Net income                                                                 82,804             142,272             113,862

Preferred distributions                                                   (16,842)                 --                  --
                                                                        ---------           ---------           ---------
Net income available for common shareholders                            $  65,962           $ 142,272           $ 113,862
                                                                        =========           =========           =========


Weighted average common shares outstanding                                130,253             131,937             131,843
                                                                        =========           =========           =========

Basic and diluted earnings per common share:
    Income before gain on sale of properties and
      extraordinary item                                                $    0.52           $    0.90           $    0.80
                                                                        =========           =========           =========

    Income before extraordinary item                                    $    0.52           $    1.09           $    0.86
    Extraordinary item - early extinguishment of debt                       (0.01)              (0.01)                 --
                                                                        ---------           ---------           ---------
    Net income available for common shareholders                        $    0.51           $    1.08           $    0.86
                                                                        =========           =========           =========

See accompanying notes

                                                    HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (dollars in thousands)


                                             Preferred Shares                                   Common Shares
                                 -----------------------------------------      ---------------------------------------------
                                                              Cumulative                                        Cumulative
                                 Number of     Preferred      Preferred         Number of          Common         Common
                                   Shares        Shares     Distributions         Shares           Shares      Distributions
                                 -----------------------------------------      ---------------------------------------------
Balance at
   December 31, 1998                    --          $--             $--         131,547,178         $1,315       $(703,214)
Issuance of shares to acquire
   acquire real estate                  --          --              --              256,246              3              --
Stock grants                            --          --              --              104,702              1              --
Comprehensive income (loss):
   Net income                           --          --              --                   --             --              --
   Unrealized holding
      losses on investments             --          --              --                   --             --              --
                                 ----------------------------------------       ---------------------------------------------
Total comprehensive
   income (loss)                        --          --              --                   --             --              --
                                 ----------------------------------------       ---------------------------------------------
Distribution of Senior Housing
   Properties Trust shares
                                        --          --              --                   --             --        (225,487)
Distributions                           --          --              --                   --             --        (192,832)
                                 ----------------------------------------       ---------------------------------------------
Balance at                              --          --              --          131,908,126          1,319      (1,121,533)
   December 31, 1999
Stock grants                            --          --              --               40,721             --              --
Comprehensive income:
   Net income                           --          --              --                   --             --              --
   Unrealized holding gains
      on investments                    --          --              --                   --             --              --
                                 ----------------------------------------       ---------------------------------------------
Total comprehensive income             --          --              --                   --             --              --
                                 ----------------------------------------       ---------------------------------------------
Distributions                           --          --              --                   --             --        (137,206)
                                 ----------------------------------------       ---------------------------------------------
Balance at                              --          --              --          131,948,847          1,319      (1,258,739)
   December 31, 2000
Issuance of shares, net          8,000,000     193,086              --                   --             --              --
Stock grants                            --          --              --               14,000             --              --
Shares repurchased                      --          --              --           (3,154,100)           (31)             --
Comprehensive income:
   Net income                           --          --              --                   --             --              --
   Unrealized holding gains
      on investments                    --          --              --                   --             --              --
                                 ----------------------------------------       ---------------------------------------------
Total comprehensive income              --          --              --                   --             --              --
                                 ----------------------------------------       ---------------------------------------------
Distribution of Five Star
   Quality Care, Inc. shares            --          --              --                   --             --          (9,352)
Distributions                           --          --         (14,319)                  --             --        (104,412)
                                 ----------------------------------------       ---------------------------------------------
Balance at December 31, 2001     8,000,000    $193,086        $(14,319)         128,808,747         $1,288     $(1,372,503)
                                 ========================================       =============================================
                                                                                Accumulated
                                                Additional                         Other
                                                 Paid-in       Cumulative      Comprehensive
                                                  Capital      Net Income      Income (Loss)       Total
                                             ----------------------------------------------------------------
Balance at
   December 31, 1998                           $1,964,878        $564,814               $--      $1,827,793
Issuance of shares to acquire
   acquire real estate                              4,956              --                --           4,959
Stock grants                                        1,532              --                --           1,533
Comprehensive income (loss):
   Net income                                          --         113,862                --         113,862
   Unrealized holding
      losses on investments                            --              --            (7,361)         (7,361)
                                             ----------------------------------------------------------------
Total comprehensive
   income (loss)                                       --         113,862            (7,361)        106,501
                                             ----------------------------------------------------------------
Distribution of Senior Housing
   Properties Trust shares
                                                       --              --                --        (225,487)
Distributions                                          --              --                --        (192,832)
                                             ----------------------------------------------------------------
Balance at                                      1,971,366         678,676            (7,361)      1,522,467
   December 31, 1999
Stock grants                                          313              --                --             313
Comprehensive income:
   Net income                                          --         142,272                --         142,272
   Unrealized holding gains
      on investments                                   --              --             1,366           1,366
                                             ----------------------------------------------------------------
Total comprehensive income                            --         142,272             1,366         143,638
                                             ----------------------------------------------------------------
Distributions                                          --              --                --        (137,206)
                                             ----------------------------------------------------------------
Balance at                                      1,971,679         820,948            (5,995)      1,529,212
   December 31, 2000
Issuance of shares, net                                --              --                --         193,086
Stock grants                                          132              --                --             132
Shares repurchased                                (26,201)             --                --         (26,232)
Comprehensive income:
   Net income                                          --          82,804                --          82,804
   Unrealized holding gains
      on investments                                   --              --             5,581           5,581
                                             ----------------------------------------------------------------
Total comprehensive income                             --          82,804             5,581          88,385
                                             ----------------------------------------------------------------
Distribution of Five Star
   Quality Care, Inc. shares                           --              --                --          (9,352)
Distributions                                          --              --                --        (118,731)
                                             ----------------------------------------------------------------
Balance at December 31, 2001                   $1,945,610        $903,752             $(414)     $1,656,500
                                             ================================================================

See accompanying notes

                                                        HRPT PROPERTIES TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (dollars in thousands)

                                                                                             Year Ended December 31,
                                                                                -------------------------------------------------
                                                                                     2001               2000              1999
                                                                                --------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $82,804          $142,272          $113,862
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                                   59,542            59,423            70,080
       Amortization                                                                    5,645             3,790             2,852
       Amortization of note discounts                                                  1,476               217               147
       Impairment of assets                                                           (3,955)               --             7,000
       Equity in (earnings) loss of equity investments                               (14,559)          (33,280)            2,065
       Loss on equity transactions of equity investments                              19,265                --               711
       Distributions from equity investments                                          26,651            30,294            18,606
       Gain on sale of properties, net                                                    --           (24,575)           (8,307)
       Extraordinary item                                                              2,149             1,094                --
       Change in assets and liabilities:
         Increase in rents receivable and other assets                               (17,530)          (12,985)           (8,355)
         (Decrease) increase in accounts payable and accrued expenses                 (7,748)          (12,237)           13,321
         Increase (decrease) in deferred rents                                         1,865            (2,946)            2,892
         Increase (decrease) in security deposits                                        723              (430)            3,893
         (Decrease) increase in due to affiliates                                    (11,137)            3,861             5,175
                                                                                ---------------     -------------     -------------
       Cash provided by operating activities                                         145,191           154,498           223,942
                                                                                ---------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Real estate acquisitions and improvements                                         (56,976)          (21,506)         (493,809)
   Proceeds from repayment of real estate mortgages receivable                        10,404             3,522            75,598
   Proceeds from sale of real estate                                                  10,583           154,600            22,177
   Decrease (increase) in restricted cash                                             14,544           (21,302)             (322)
   Purchase of Five Star Quality Care, Inc. common shares                                (52)               --                --
   Proceeds from repayment of loans to affiliate                                          --                --             1,000
   Proceeds from loan to Senior Housing Properties Trust                                  --                --           200,000
   Contribution to Senior Housing Properties Trust                                        --                --           (18,727)
                                                                                ---------------     -------------     -------------
       Cash (used for) provided by investing activities                              (21,497)          115,314          (214,083)
                                                                                ---------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common shares                                                       (26,232)               --                --
   Proceeds from issuance of preferred shares                                        193,086                --                --
   Proceeds from borrowings                                                               --           688,340           618,500
   Payments on borrowings                                                           (207,205)         (735,352)         (433,206)
   Deferred finance costs                                                             (6,738)           (6,119)           (4,758)
   Distributions to common shareholders                                             (104,412)         (137,206)         (192,832)
   Distributions to preferred shareholders                                           (14,319)               --                --
                                                                                ---------------     -------------     -------------
       Cash used for financing activities                                           (165,820)         (190,337)          (12,296)
                                                                                ---------------     -------------     -------------

(Decrease) increase in cash and cash equivalents                                     (42,126)           79,475            (2,437)
Cash and cash equivalents at beginning of period                                      92,681            13,206            15,643
                                                                                ---------------     -------------     -------------
Cash and cash equivalents at end of period                                           $50,555           $92,681           $13,206
                                                                                ===============     =============     =============

See accompanying notes

                                                        HRPT PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                       (dollars in thousands)

                                                                                           Year Ended December 31,
                                                                                -------------------------------------------------
                                                                                    2001               2000              1999
                                                                                -------------     --------------    -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid (excluding capitalized interest of $787,
         $1,680 and $1,488, respectively)                                         $  89,158          $ 103,478         $  88,168

NON-CASH INVESTING ACTIVITIES:
  Real estate acquisitions                                                              $--                $--         $ (32,368)
  Real estate acquired by foreclosure                                                    --              2,300                --
  Investments in real estate mortgages receivable                                        --              1,300            60,000
  Investment in Senior Housing Properties Trust                                          --                 --           219,261
  Issuance of common shares                                                              --                 --             4,959
  Receipt of Five Star Quality Care, Inc. common shares                               9,300                 --                --

NON-CASH FINANCING ACTIVITIES:
   Assumption of mortgage notes payable                                                 $--                $--         $  32,368
   Issuance of common shares                                                            132                313             1,533
   Distribution of Five Star Quality Care, Inc. common shares                        (9,352)                --                --




See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization

      HRPT Properties Trust, a Maryland real estate investment trust (the "Company"), was organized on October 9, 1986. As of December 31, 2001, the Company had investments in 190 office properties and owned 29.5% and 6.4% of the common shares of Senior Housing Properties Trust ("SNH") and Hospitality Properties Trust ("HPT"), respectively. At December 31, 2001, SNH owned 83 senior housing properties and HPT owned 230 hotels.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the Company's investment in 100% owned subsidiaries. The Company's investments in 50% or less owned companies over which it can exercise influence, but does not control, are accounted for using the equity method of accounting. All intercompany transactions have been eliminated. The Company uses the income statement method to account for issuance of common shares of beneficial interest by SNH and HPT. Under this method, gains and losses reflecting changes in the value of the Company's investments at the date of issuance of additional common shares by SNH or HPT are recognized in the Company's income statement.

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

Cash and Cash Equivalents. Cash, overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Restricted Cash. Restricted cash consists of amounts escrowed for future real estate taxes and capital expenditures. In 2001 $15.0 million was released to the Company by a mortgage lender upon satisfaction of certain conditions.

Other Assets, Net. Other assets consist principally of deferred finance costs, investments in marketable equity securities and prepaid property operating expenses. Deferred finance costs include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans. At December 31, 2001 and 2000, capitalized deferred finance costs totaled $25.2 million and $25.2 million, respectively. At December 31, 2001 and 2000, accumulated amortization for deferred finance costs was $6.1 million and $7.3 million, respectively. Marketable equity securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. At December 31, 2001 and 2000, the Company's investments in marketable equity securities were included in other assets and had a fair value of $10.9 million and $5.3 million, respectively, and unrealized holding losses of $414,000 and $6.0 million, respectively. At March 15, 2002, these investments had a fair value of $12.1 million and unrealized holding gains of $774,000.

Revenue Recognition. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Percentage rent is recognized as earned.

Earnings Per Common Share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. At December 31, 2000, $202.5 million of convertible securities were convertible into 11.3 million common shares of the Company. These securities were redeemed in 2001. Basic earnings per share equals diluted earnings per share, as the effect of these convertible securities was anti-dilutive.

Reclassifications.   Reclassifications  have  been  made  to  the  prior  years'
financial statements to conform to the current year's presentation.

                              HRPT PROPERTIES TRUST

Income Taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, the Company expects not to be subject to federal income taxes provided it distributes its taxable income and meets other requirements for qualifying as a real estate investment trust. However, it is subject to some state and local taxes on its income and property.

Use of Estimates. Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

New Accounting Pronouncements. In 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 141 "Business Combinations" ("FAS 141") which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") which provides new guidance in accounting for goodwill and intangible assets and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998 which was required to be adopted in 2001. The adoption of FAS 133 and FAS 141 did not have a material impact on the Company's financial position or results of operations. The Company is required to adopt FAS 142 and FAS 144 on January 1, 2002, and does not expect the adoption of FAS 142 and FAS 144 will have a material effect on the Company's financial position or results of operations.

Note 3.  Real Estate Properties

      During the year ended December 31, 2001, the Company purchased two properties for $26.4 million and funded improvements to its existing properties totaling $30.6 million. The Company also sold four properties to unaffiliated third parties for net cash proceeds of $10.6 million.

      As of December 31, 2001, the Company had outstanding agreements to purchase eight office buildings for $54.6 million. In January 2002 the Company entered a purchase agreement to acquire an additional office building for $32.5 million. The Company acquired all of these buildings during February 2002.

      The Company's real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to noncancelable, fixed term operating leases expiring from 2002 to 2020. The triple net leases generally require the lessee to provide all property management services. The Company's gross leases and modified gross leases require the Company to provide property management services. The office properties owned by the Company are managed by REIT Management & Research LLC ("RMR"), an affiliate of the Company.

      The future minimum lease payments to be received by the Company during the current terms of its leases as of December 31, 2001, are approximately $290.2 million in 2002, $266.0 million in 2003, $228.7 million in 2004, $193.2 million in 2005, $159.4 million in 2006 and $779.8 million thereafter.

Note 4.  Equity Investments

      At December 31, 2001 and 2000, the Company had the following equity investments (dollars in thousands):

                                                    Equity in Earnings
                               ------------------------------------------------------------
                                Income Before
               Ownership       Gain on Sale of          Gain on Sale of                           Equity
              Percentage          Properties              Properties             Total         Investments
             ------------      ----------------        ------------------    --------------   ---------------

2001:
   SNH            29.5%             $6,696                      $--              $6,696           $171,969
   HPT             6.4               7,863                       --               7,863            101,473
                               -----------------       ------------------    --------------   ---------------
                                   $14,559                      $--             $14,559           $273,442
                               =================       ==================    ==============   ===============

2000:
   SNH            49.4%            $11,902                  $13,543             $25,445           $208,062
   HPT             7.1               7,835                       --               7,835            106,037
                               -----------------       ------------------    --------------   ---------------
                                   $19,737                  $13,543             $33,280           $314,099
                               =================       ==================    ==============   ===============

                              HRPT PROPERTIES TRUST

      At December 31, 2001, the Company owned 12,809,238 common shares of beneficial interest of SNH with a carrying value of $172.0 million and a market value, based on quoted market prices, of $178.2 million. SNH is a real estate investment trust that invests principally in senior housing real estate and was a 100% owned subsidiary of the Company until October 12, 1999, at which time the Company spun-off 50.7% of the common shares of SNH to the Company's shareholders (the "Spin-Off"). Since the Spin-Off, the Company's investment in SNH is accounted for using the equity method of accounting. Prior to the Spin-Off, the operating results of SNH were included in the Company's results of operations. In 2001 SNH completed two public offerings of common shares. As a result of these transactions, the Company's ownership percentage in SNH was reduced from 49.4% at December 31, 2000, to 29.5% at December 31, 2001, and the Company recognized losses totaling $18.1 million. In February 2002 SNH completed another public offering of common shares that further reduced the Company's ownership percentage to 21.9%. The Company expects to recognize a loss of approximately $2.0 million as a result of the February 2002 share offering by SNH.

      The following summarized financial data of SNH includes results of operations prior to the Spin-Off that are also included in the Company's results of operations (amounts in thousands, except per share amounts):

                                     December 31,                                                    Year Ended December 31,
                               -------------------------                                        ---------------------------------
                                   2001         2000                                               2001       2000       1999
                               -------------------------                                        ---------------------------------
Real estate properties, net      $468,947     $486,714           Revenues                         $279,012    $75,522   $90,790
Cash and cash equivalents         352,026          515           Expenses                          260,539     44,500    75,956
Other assets                       46,330       43,344           Income before
                               -------------------------           distributions on trust
                                 $867,303     $530,573             preferred securities and
                               =========================           gain on sale of properties       18,473     31,022    14,834
                                                                 Distributions on trust
Bank credit facility                   $--     $97,000             preferred securities             (1,455)        --        --
Senior notes, net of                                                                            ---------------------------------
    discount                      243,607           --           Income before gain on sale
Other liabilities                  49,072       11,263             of properties                    17,018     31,022    14,834
Shareholders' equity              574,624      422,310           Gain on sale of properties             --     27,415        --
                               -------------------------                                        ---------------------------------
                                 $867,303     $530,573           Net income                        $17,018    $58,437   $14,834
                               =========================                                        =================================

                                                                 Average shares                     30,859     25,958    26,000
                                                                                                =================================

                                                                 Income before gain on sale
                                                                   of properties per share           $0.55      $1.20     $0.57
                                                                                                =================================
                                                                 Net income per share                $0.55      $2.25     $0.57
                                                                                                =================================

      On December 31, 2001, SNH spun-off its 100% owned subsidiary, Five Star Quality Care, Inc. ("Five Star") by distributing substantially all of Five Star's common shares to its shareholders (the "Five Star Spin-Off"), including the Company. In connection with the Five Star Spin-Off, the Company received 1,280,924 common shares of Five Star which were valued at $9.3 million. In order to distribute these Five Star common shares on a round lot basis or one Five Star common share for every 100 of the Company's common shares, the Company purchased 7,163 additional common shares from Five Star on December 31, 2001, and immediately distributed all 1,288,087 of these common shares to the Company's shareholders. Five Star, which is not a REIT, leases and operates senior housing properties including some owned by SNH.

                              HRPT PROPERTIES TRUST

      During 2000 settlement agreements were approved between SNH and two tenants that filed for bankruptcy and accounted for approximately 48% of SNH's revenues. In accordance with these agreements, SNH assumed operations for over 50 nursing homes formerly leased to these tenants effective July 1, 2000. As a result, SNH recognized gain on foreclosures and lease terminations of $7.1 million and paid non-recurring general and administrative expenses of $3.5 million in 2000. In addition, SNH sold four properties in 2000 and recognized a gain of $27.4 million. Pursuant to the Company's accounting policies, the Company recognized $300,000, $1.7 million and $13.5 million of SNH's gain on foreclosures and lease terminations, non-recurring general and administrative expenses and gain on sale of properties, respectively. SNH's $7.1 million gain on foreclosures and lease terminations included approximately $6.5 million of value represented by shares of the Company which were pledged to secure a bankrupt tenant's obligations to SNH and which were surrendered to SNH. The Company's equity in earnings of SNH excludes any portion of the gain attributable to these shares. In 1999 SNH's expenses included a loss from the impairment in the carrying value of certain loans and properties totaling $30.0 million that, at the time, was based on estimates of future cash flows from the properties leased to these bankrupt tenants. As a result, the Company recognized $14.8 million of this impairment loss in 1999.

      At December 31, 2001, the Company owned 4,000,000 common shares of beneficial interest of HPT with a carrying value of $101.5 million and a market value, based on quoted market prices, of $118.0 million. HPT is a real estate investment trust that owns hotels. In 2001 HPT completed a public stock offering of common shares. As a result of this transaction, the Company's ownership percentage in HPT was reduced from 7.1% to 6.4% and the Company recognized a loss of $1.2 million.

      Summarized financial data of HPT is as follows (amounts in thousands, except per share amounts):

                               December 31,                                                  Year Ended December 31,
                       ----------------------------                                ----------------------------------------
                            2001          2000                                         2001           2000         1999
                       ----------------------------                                ----------------------------------------

Real estate                                              Revenues                     $303,877      $263,023    $237,218
   properties, net       $2,265,824    $2,157,487        Expenses                      171,921       136,752     125,289
                                                                                   ----------------------------------------
Other assets, net            89,140        63,422        Net income                    131,956       126,271     111,929
                       ----------------------------
                         $2,354,964    $2,220,909        Preferred distributions        (7,125)       (7,125)     (5,106)
                       ============================                                ----------------------------------------
                                                         Net income available
                                                            for common
                                                            shareholders              $124,831      $119,146    $106,823
Security and                                                                       ========================================
   other deposits          $263,983      $257,377
Other liabilities           486,462       480,592        Average shares                 58,986        56,466      52,566
                                                                                   ========================================
Shareholders' equity                                     Net income available
                          1,604,519     1,482,940           for common
                       ----------------------------         shareholders per
                         $2,354,964    $2,220,909           share                       $2.12         $2.11        $2.03
                       ============================                                ========================================

Note 5.  Real Estate Mortgages Receivable, Net

      At December 31, 2001, the Company held two real estate mortgages due in November 2002 and December 2006 with an aggregate face value totaling $1.4 million and an aggregate carrying value of zero. These real estate mortgages bear interest from 10.0% to 11.58% per annum.

      During 2001 the Company received $10.4 million from the repayment of real estate mortgages, including the full repayment of a real estate mortgage that was secured by two properties. In connection with this repayment, the Company reversed impairment loss reserves recorded during 1999 totaling $4.0 million.

Note 6.  Shareholders' Equity

      The Company originally reserved 1,000,000 shares of the Company's common shares under the terms of the 1992 Incentive Share Award Plan (the "Award Plan"). During the years ended December 31, 2001, 2000 and 1999, 12,500, 13,000 and 13,000 common shares were awarded to officers of the Company and certain employees of RMR

                              HRPT PROPERTIES TRUST
pursuant to this plan. In addition, the Independent Trustees were each awarded 500 common shares annually as part of their annual fees. A portion of the shares awarded to the officers and certain employees of RMR vests immediately and the balance vests over a two-year period. The shares awarded to the Trustees vest immediately. At December 31, 2001, 629,705 shares of the Company's common shares remain reserved for issuance under the Award Plan.

      The Company declared a distribution of $0.20 per common share payable in February 2002 to shareholders of record on January 18, 2002. Cash distributions per common share paid by the Company in 2001, 2000 and 1999, were $0.80, $1.04 and $1.46, respectively. In 2001 the Company also distributed 1,288,087 common shares of Five

Star, valued at $9.4 million, which were received from SNH or purchased in connection with the Five Star Spin-Off discussed in Note 4.

      In February 2001 the Company issued 8,000,000 series A cumulative redeemable preferred shares in a public offering for net proceeds of $193.1 million. Each series A preferred share carries dividends of $2.46875 per annum, payable in equal quarterly payments. Each series A preferred share has a liquidation preference of $25.00. Series A preferred shares are redeemable, at the Company's option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 22, 2006.

      During 2001 the Company repurchased 3,154,100 of its common shares for $26.2 million, including transaction costs.

      The Company has adopted a Shareholders Rights Plan ("Right"). Each Right entitles the holder to purchase or to receive securities or other assets of the Company upon the occurrence of certain events. The Rights expire on October 17, 2004, and are redeemable at the Company's option at any time.

Note 7.  Transactions with Affiliates

      The Company has agreements with RMR to provide investment advice, property management and administrative services to the Company. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company. RMR is compensated at an annual rate equal to 0.7% of the Company's real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to three percent of gross rents and construction management fees equal to five percent of construction costs. RMR is also entitled to an incentive fee which is paid in restricted shares of the Company's common stock based on a formula. No incentive fees were earned for the years ended December 31, 2001 and 2000. Incentive fees for the year ended December 31, 1999, were $215,000 and were paid in 2000 with the issuance of 26,221 common shares of the Company. During December 2000 all of the shares previously owned by RMR and Messrs. Martin and Portnoy were transferred to affiliates of RMR. At December 31, 2001, affiliates of RMR owned 1,250,296 common shares of the Company. RMR also leases approximately 9,700 square feet of office space from the Company at rental rates which the Company believes to be commercially reasonable.

      Prior to the spin-off of SNH in 1999 the Company leased 15 senior housing properties to four affiliated entities (collectively, the "Affiliated Entities") owned by Messrs. Martin and Portnoy. Twelve of these properties were sold to an unaffiliated party in March 1999 and the remaining three properties were transferred to SNH as part of the Spin-Off. The 12 properties sold in 1999 and the Affiliated Entities' businesses conducted at these properties were sold on a combined basis and the Company received combined sales proceeds of approximately $74.6 million. Based upon an accounting of the assets sold and proceeds received undertaken by the Company's Independent Trustees, it was determined that approximately $8.8 million of the sales proceeds belonged to the Affiliated Entities. This amount, plus accrued interest, was paid in 2001. Additional amounts resulting from transactions with affiliates are as follows (dollars in thousands):

                                                                             Year Ended December 31,
                                                                     --------------------------------------
                                                                         2001          2000         1999
                                                                     --------------------------------------
        Advisory and incentive fees paid to RMR                          $13,279      $13,761      $15,619
        Distributions paid to affiliates                                   1,091        1,292        3,807
        Rent and interest income received from affiliates                    310          266        6,071
        Management fees paid to RMR                                       11,565       12,384       10,304

                              HRPT PROPERTIES TRUST

Note 8.  Indebtedness

      At December 31, 2001 and 2000, the Company's outstanding indebtedness included the following (dollars in thousands):

                                                                                          December 31,
                                                                                  -----------------------------
                                                                                      2001           2000
                                                                                  -------------- --------------
       Unsecured revolving bank credit facility, due April 2005, at LIBOR plus
             a premium                                                                      $--            $--
       Senior Notes, due 2002 at 6.875%                                                 160,000        160,000
       Senior Notes, due 2002 at 6.75%                                                  150,000        150,000
       Senior Notes, due 2005 at 6.70%                                                  100,000        100,000
       Senior Notes, due 2010 at 8.875%                                                  30,000         30,000
       Senior Notes, due 2010 at 8.625%                                                  20,000         20,000
       Monthly Income Senior Notes, due 2009 at 7.875%                                   90,000         90,000
       Monthly Income Senior Notes, due 2011 at 8.375%                                   65,000         65,000
       Monthly Income Senior Notes, due 2013 at 8.50%                                   143,000        143,000
       Mortgage Notes Payable, due 2004 at 9.12%                                          3,470          3,503
       Mortgage Notes Payable, due 2007 at 8.40%                                         10,727         10,918
       Mortgage Notes Payable, due 2008 at 7.02%                                         17,285         17,487
       Mortgage Notes Payable, due 2008 at 8.00%                                         10,224         11,270
       Mortgage Notes Payable, due 2009 at 7.66%                                          9,194         10,082
       Mortgage Notes Payable, due 2011 at 6.814%                                       257,698        260,000
       Mortgage Notes Payable, due 2029 at 6.794%                                        44,000         44,000
       Convertible Subordinated Debentures, due 2003 at 7.50%                                --        162,547
       Convertible Subordinated Debentures, due 2001 at 7.25%                                --         40,000
                                                                                  -----------------------------
                                                                                      1,110,598      1,317,807
       Less unamortized discounts                                                        13,381         14,857
                                                                                  -----------------------------
                                                                                     $1,097,217     $1,302,950
                                                                                  =============================

      During February 2002 the Company called for redemption all of its outstanding $160 million 6.875% Senior Notes due August 2002 at par plus a premium. This redemption is expected to occur on March 26, 2002. The Company expects to fund this redemption by borrowing under its revolving bank credit facility and to recognize an extraordinary loss in 2002 of approximately $3.2 million resulting from the prepayment premium.

      In April 2001 the Company entered into a new $425 million unsecured credit facility (the "New Credit Facility"). The New Credit Facility bears interest at LIBOR plus a premium and matures in April 2005. The New Credit Facility includes an accordian feature which allows it to be expanded, in certain circumstances, by up to $200 million. During 2001 there were no borrowings outstanding under the Company's New Credit Facility. The Company's $500 million unsecured revolving credit facility which was scheduled to mature in 2002 was terminated by the Company in April 2001. In connection with this termination, the Company recognized an extraordinary loss of $332,000 from the write-off of deferred finance fees.

      During 2001 the Company redeemed at par all $40 million of the Company's 7.25% convertible subordinated debentures due October 2001 and all $162.5 million of the Company's outstanding 7.50% convertible subordinated debentures due October 2003. The redemptions were funded using cash on hand and proceeds from the preferred share offering completed in February 2001. In connection with these redemptions, the Company recognized an extraordinary loss of $1.8 million from the write-off of deferred finance fees.

      At December 31, 2001, 12 office complexes comprised of 25 properties costing $631.3 million with an aggregate net book value of $572.3 million were secured by mortgage notes totaling $352.6 million maturing from 2004 through 2029 which, net of unamortized discounts, amounted to $339.7 million.

      The required principal payments due during the next five years under all debt outstanding at December 31, 2001, are $315.2 million in 2002, $5.6 million in 2003, $9.9 million in 2004, $107.1 million in 2005, $7.7 million in 2006 and
$665.1 million thereafter.

                              HRPT PROPERTIES TRUST

Note 9.  Fair Value of Financial Instruments

      The Company's financial instruments include cash and cash equivalents, real estate mortgages receivable, rents receivable, equity investments, senior notes, mortgage notes payable, convertible subordinated debentures, accounts payable and other accrued expenses and security deposits. At December 31, 2001 and 2000, the fair values of the Company's financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

                                                            2001                                2000
                                               -------------------------------     ----------------------------
                                                  Carrying                            Carrying
                                                   Amount         Fair Value           Amount       Fair Value
                                               -------------------------------     ----------------------------

Real estate mortgages receivable                        $--             $--              $6,449         $7,926
Equity investments                                  273,442         296,177             314,099        209,786
Senior notes, mortgage notes payable and
     convertible subordinated debentures          1,097,217       1,145,558           1,302,950      1,302,344

      The fair values of the real estate mortgages receivable, senior notes, mortgage notes payable and convertible subordinated debentures are based on estimates using discounted cash flow analysis and currently prevailing rates. The fair value of the equity investments are based on quoted per share prices for HPT of $29.50 and $22.625 at December 31, 2001 and 2000, respectively, and quoted per share prices for SNH of $13.91 and $9.3125 at December 31, 2001 and 2000, respectively.

Note 10.  Segment Information

      Prior to the spin-off of SNH in 1999, the Company owned senior housing and office properties that were reported in two segments. As discussed in Note 4, in 1999 the Company spun-off 50.7% of its previously 100% owned subsidiary, SNH. SNH owned substantially all of the Company's senior housing properties that were included in the senior housing segment. Since the Spin-Off, the Company's primary business is the ownership and operation of office properties.

      The Company evaluates its segments based on net operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The following is a summary of the Company's reportable segments as of and for the year ended December 31, 1999. Information is not presented for 2001 and 2000 since the Company has primarily operated in one segment subsequent to the Spin-Off (dollars in thousands):

                                                     Senior Housing         Office            Total
                                                    ---------------------------------------------------
Revenues                                                 $77,579            $348,497         $426,076
Operating expenses                                            --             116,365          116,365
Depreciation                                              18,578              51,502           70,080
Impairment of assets                                       5,000               2,000            7,000
                                                    ---------------------------------------------------
Net operating income                                     $54,001            $178,630         $232,631
                                                    ===================================================

Real estate investments                                  $10,373          $2,656,344       $2,666,717
Real estate acquired during the year                          --             526,177          526,177

                              HRPT PROPERTIES TRUST

      The following table reconciles the reported segment information to the consolidated financial statements for the year ended December 31, 1999 (dollars in thousands):


 Revenues:
   Total reportable segments                             $426,076
   Unallocated other income                                 1,465
                                                     -------------
     Total revenues                                      $427,541
                                                     =============

Net operating income:
   Total reportable segments                             $232,631
   Unallocated amounts:
     Other income                                           1,465
     Interest expense                                     (87,470)
     Amortization expense                                  (2,852)
     General and administrative expenses                  (18,704)
     Spin-off transaction costs                           (16,739)
                                                     -------------
     Total income before equity in earnings
       (loss) of equity investments, gain on sale
       of properties and extraordinary item               $108,331
                                                     =============

      The Company's largest office tenant is the United States Government. The Company's largest senior housing tenants were Marriott International, Inc. and Integrated Health Services, Inc. For the years ended December 31, 2001, 2000 and 1999, office segment revenues from the United States Government were $52.8 million, $59.6 million and $59.6 million, respectively. For the year ended December 31, 1999, senior housing segment revenues from Marriott International, Inc. and Integrated Health Services, Inc. were $24.2 million and $21.2 million, respectively.

Note 11.  Selected Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations of the Company for 2001 and 2000 (dollars in thousands, except per share amounts):

                                                                                           2001
                                                                    ---------------------------------------------------
                                                                       First       Second        Third         Fourth
                                                                       Quarter     Quarter       Quarter       Quarter
                                                                    ---------------------------------------------------
Revenues                                                               $99,830     $98,646       $96,784       $98,912
Income before equity in earnings (loss) of equity investments,
      gain on sale of properties and extraordinary item                 24,451      22,860        21,119        21,229
Equity in earnings (loss) of equity investments                          3,162       3,188         4,280        3,929
Loss on equity transactions of equity investments                           --          --        (5,636)      (13,629)
Income before gain on sale of properties and extraordinary item         27,613      26,048        19,763        11,529
Gain on sale of properties, net                                             --          --            --            --
Income before extraordinary item                                        27,613      26,048        19,763        11,529
Extraordinary item - early extinguishment of debt                       (1,817)       (332)           --            --
Net income                                                              25,796      25,716        19,763        11,529
Preferred distributions                                                 (2,030)     (4,937)       (4,938)       (4,937)
Net income available for common shareholders                            23,766      20,779        14,825         6,592
Per common share data:
  Income before equity in earnings (loss) of equity investments,
    gain on sale of properties and extraordinary item                     0.17        0.14          0.12          0.13
  Income before gain on sale of properties and extraordinary item
                                                                          0.19        0.16          0.11          0.05
  Income before extraordinary item                                        0.19        0.16          0.11          0.05
  Net income available for common shareholders                            0.18        0.16          0.11          0.05

                                      F-15

                              HRPT PROPERTIES TRUST

                                                                                           2000
                                                                    ---------------------------------------------------
                                                                       First       Second        Third         Fourth
                                                                       Quarter     Quarter       Quarter       Quarter
                                                                    ---------------------------------------------------
Revenues                                                              $100,254    $101,045      $103,175      $100,532
Income before equity in earnings (loss) of equity investments,
      gain on sale of properties and extraordinary item                 20,908      21,275        22,610        20,718
Equity in earnings (loss) of equity investments                          5,542       5,452         3,941        18,345
Loss on equity transactions of equity investments                           --          --            --            --
Income before gain on sale of properties and extraordinary item         26,450      26,727        26,551        39,063
Gain on sale of properties, net                                             --       1,978         4,620        17,977
Income before extraordinary item                                        26,450      28,705        31,171        57,040
Extraordinary item - early extinguishment of debt                           --          --        (1,210)          116
Net income                                                              26,450      28,705        29,961        57,156
Preferred distributions                                                     --          --            --            --
Net income available for common shareholders                            26,450      28,705        29,961        57,156
Per common share data:
  Income before equity in earnings (loss) of equity investments,
    gain on sale of properties and extraordinary item                     0.16        0.16          0.17          0.16
  Income before gain on sale of properties and extraordinary item
                                                                          0.20        0.20          0.20          0.30
  Income before extraordinary item                                        0.20        0.22          0.24          0.43
  Net income available for common shareholders                            0.20        0.22          0.23          0.43

(1) Included in equity in earnings (loss) of equity investments for the 2000 fourth quarter are the Company's share of SNH's net gain on foreclosures and lease terminations of $300,000, gain on the sale of properties of $13.5 million and $1.7 million of non-recurring general and administrative expenses arising from tenant bankruptcies and foreclosures, as described in
     Note 4.

Note 12.  Pro Forma Information (Unaudited)

     On October 12, 1999, the Company spun-off 50.7% of its previously 100% owned subsidiary, SNH, by distributing 13,190,763 common shares of SNH to the Company's shareholders. Assuming the spin-off of SNH had occurred on January 1, 1999, unaudited 1999 pro forma total revenues, income before extraordinary item, net income available for common shareholders, income before extraordinary item per basic share and net income available for common shareholders per basic share, would have been $356.7 million, $92.1 million, $92.1 million, $0.70 and $0.70, respectively.

     This pro forma data is not necessarily indicative of what the actual results of operations would have been for the year presented, nor do they purport to represent the results of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in the debt and equity structure of the Company.

                                                     HRPT PROPERTIES TRUST
                                                          SCHEDULE II
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                       December 31, 2001
                                                     (dollars in thousands)


                                                           Balance at            Charged to                         Balance at
                                                          Beginning of           Costs and                            End of
Description                                                  Period               Expenses       Deductions (1)       Period
--------------------------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1999:
    Allowance for real estate mortgages receivable            $1,010                $5,600            $(509)         $6,101
                                                      ==========================================================================


Year Ended December 31, 2000:
    Allowance for real estate mortgages receivable            $6,101                   $--            $(708)         $5,393
                                                      ==========================================================================


Year Ended December 31, 2001:
    Allowance for real estate mortgages receivable            $5,393                   $--          $(3,961) (2)     $1,432
                                                      ==========================================================================

(1)  Represents uncollectable receivables charged against the allowance.
(2)  Includes $3,955 collection of previously reserved amount.

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (dollars in thousands)


                              Initial Cost to Company               Gross Amount Carried at Close of Period
                              -----------------------               ---------------------------------------
                                                       Costs
                                                    Capitalized
                                                     Subsequent                                          Accumu-            Original
                                          Buildings     to                        Buildings               lated              Constr-
                      Encum-                 and      Acqui-   Impair-               and                 Depreci-     Date    uction
   Location    State  brances    Land     Equipment   sition    ment     Land     Equipment   Total(1)   ation(2)   Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------

Petersburg        AK       $--      $189        $811       $17     $--      $189        $828      $1,017       $98    3/31/97   1983
Tucson            AZ        --       765       3,280       119      --       779       3,385       4,164       409    3/31/97   1993
Safford           AZ        --       635       2,729        96      --       647       2,813       3,460       345    3/31/97   1992
Phoenix           AZ        --     2,687      11,532       461      --     2,729      11,951      14,680     1,363    5/15/97   1997
Tempe             AZ        --     1,125      10,122         4      --     1,125      10,126      11,251       643    6/30/99   1987
Phoenix           AZ        --     1,828      16,453        (1)     --     1,828      16,452      18,280     1,011    7/30/99   1982
San Diego         CA        --     1,985      18,096       672      --     1,985      18,768      20,753     2,517    12/5/96   1985
San Diego         CA        --       992       9,040       335      --       992       9,375      10,367     1,257    12/5/96   1985
San Diego         CA        --     1,228      11,199       416      --     1,228      11,615      12,843     1,557    12/5/96   1985
San Diego         CA        --       294       2,650       202      --       294       2,852       3,146       410   12/31/96   1984
San Diego         CA        --       313       2,820       215      --       313       3,035       3,348       436   12/31/96   1984
San Diego         CA        --       316       2,846       217      --       316       3,063       3,379       441   12/31/96   1984
San Diego         CA        --       502       4,526       344      --       502       4,870       5,372       700   12/31/96   1984
San Diego         CA        --     4,269      18,316       419      --     4,347      18,657      23,004     2,226    3/31/97   1996
Kearney Mesa      CA        --     2,916      12,456       427      --     2,969      12,830      15,799     1,521    3/31/97   1994
San Diego         CA        --     2,984      12,859     2,090      --     3,038      14,895      17,933     1,764    3/31/97   1981
Los Angeles       CA    35,948     5,055      49,685     1,824      --     5,060      51,504      56,564     6,260    5/15/97   1979
Los Angeles       CA    36,236     5,076      49,884     2,057      --     5,071      51,946      57,017     6,425    5/15/97   1979
Los Angeles       CA        --     1,921       8,242       238      --     1,955       8,446      10,401       934    7/11/97   1996
Anaheim           CA        --       691       6,223         1      --       691       6,224       6,915       701    12/5/97   1992
Anaheim           CA        --       133       1,201        --    (708)      133         493         626        --    12/5/97   1970
Golden            CO        --       494         152     5,908      --       495       6,059       6,554       573    3/31/97   1997
Aurora            CO        --     1,152      13,272        --      --     1,152      13,272      14,424     1,490   11/14/97   1993
Lakewood          CO        --       787       7,085        32      --       788       7,116       7,904       377   11/22/99   1980
Lakewood          CO        --     1,855      16,691        80      --     1,856      16,770      18,626       889   11/22/99   1980
Englewood         CO        --     1,708      15,374        --      --     1,708      15,374      17,082        48    11/2/01   1984
Wallingford       CT        --       640      10,017        35      --       640      10,052      10,692       887    6/1/98    1986
Wallingford       CT        --       367       3,301       122      --       366       3,424       3,790       286   12/22/98   1988
Washington        DC        --     2,485      22,696     2,686      --     2,485      25,382      27,867     3,571    9/13/96   1976
Washington        DC        --    12,008      51,528     2,366      --    12,227      53,675      65,902     6,268    3/31/97   1996
Washington        DC    23,015     6,979      29,949     1,063      --     7,107      30,884      37,991     3,766    3/31/97   1989
Washington        DC        --     1,851      16,511       890      --     1,887      17,365      19,252     1,988   12/19/97   1966

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (dollars in thousands)


                              Initial Cost to Company               Gross Amount Carried at Close of Period
                              -----------------------               ---------------------------------------
                                                       Costs
                                                    Capitalized
                                                     Subsequent                                          Accumu-            Original
                                          Buildings     to                        Buildings               lated              Constr-
                      Encum-                 and      Acqui-   Impair-               and                 Depreci-     Date    uction
   Location    State  brances    Land     Equipment   sition    ment     Land     Equipment   Total(1)   ation(2)   Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------

Washington        DC    31,774     5,975      53,778       575      --     5,975      54,353      60,328     4,909    6/23/98   1991
Wilmington        DE        --     4,409      39,681        37      --     4,413      39,714      44,127     3,434    7/23/98   1986
Wilmington        DE        --     1,478      13,306        77      --     1,477      13,384      14,861       821    7/13/99   1984
Orlando           FL        --       256       2,308        64      --       263       2,365       2,628       229    2/19/98   1997
Orlando           FL        --       722       6,499       (59)     --       716       6,446       7,162       626    2/19/98   1997
Orlando           FL        --        --         362         1      --        36         327         363        24    2/19/98   1997
Miami             FL        --       144       1,297       305      --       144       1,602       1,746       126    3/19/98   1987
Savannah          GA        --       544       2,330       150      --       553       2,471       3,024       288    3/31/97   1990
Kansas City       KS        --     1,042       4,469     1,005      --     1,061       5,455       6,516       745    3/31/97   1990
Boston            MA        --     1,447      13,028        73      --     1,448      13,100      14,548     2,057    9/28/95   1993
Boston            MA        --     3,378      30,397     2,011      --     3,378      32,408      35,786     5,954    9/28/95   1915
Boston            MA        --     1,500      13,500     4,255      --     1,500      17,755      19,255     2,873   12/18/95   1875
Westwood          MA        --       303       2,740       499      --       304       3,238       3,542       463   11/26/96   1980
Westwood          MA        --       537       4,960         1      --       538       4,960       5,498       616    1/8/97    1977
Worcester         MA        --       158       1,417         7      --       157       1,425       1,582       165    5/15/97   1992
Milford           MA        --       144       1,297       266      --       401       1,306       1,707       151    5/15/97   1989
Westborough       MA        --        42         381         5      --        42         386         428        45    5/15/97   1900
Worcester         MA        --       895       8,052        41      --       895       8,093       8,988       935    5/15/97   1990
Worcester         MA        --       354       3,189        14      --       354       3,203       3,557       370    5/15/97   1985
Worcester         MA        --       111       1,000       292      --       397       1,006       1,403       116    5/15/97   1986
Worcester         MA        --       265       2,385        12      --       265       2,397       2,662       277    5/15/97   1972
Worcester         MA        --     1,132      10,186        38      --     1,132      10,224      11,356     1,182    5/15/97   1989
Fitchburg         MA        --       223       2,004        10      --       223       2,014       2,237       233    5/15/97   1994
Westborough       MA        --       396       3,562        15      --       396       3,577       3,973       414    5/15/97   1986
Webster           MA        --       315       2,834        14      --       315       2,848       3,163       329    5/15/97   1995
Sturbridge        MA        --        83         751         6      --        83         757         840        88    5/15/97   1986
Spencer           MA        --       211       1,902        11      --       211       1,913       2,124       221    5/15/97   1992
Millbury          MA        --        34         309         4      --        34         313         347        36    5/15/97   1950
Grafton           MA        --        37         336         4      --        37         340         377        39    5/15/97   1930
Charlton          MA        --       141       1,269         8      --       141       1,277       1,418       148    5/15/97   1988
Northbridge       MA        --        32         290         5      --        32         295         327        34    5/15/97   1962
Lexington         MA        --     1,054       9,487        16      --     1,054       9,503      10,557       940    1/30/98   1968

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (dollars in thousands)


                              Initial Cost to Company               Gross Amount Carried at Close of Period
                              -----------------------               ---------------------------------------
                                                       Costs
                                                    Capitalized
                                                     Subsequent                                          Accumu-            Original
                                          Buildings     to                        Buildings               lated              Constr-
                      Encum-                 and      Acqui-   Impair-               and                 Depreci-     Date    uction
   Location    State  brances    Land     Equipment   sition    ment     Land     Equipment   Total(1)   ation(2)   Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------

Quincy            MA        --     1,668      11,097     1,159      --     1,668      12,256      13,924     1,187    4/3/98    1988
Quincy            MA        --     2,477      16,645        17      --     2,477      16,662      19,139     1,548    4/3/98    1988
Westwood          MA        --       500       4,562        49      --       500       4,611       5,111       407    6/8/98    1990
Leominster        MA        --       778       7,003        26      --       781       7,026       7,807       358   12/27/99   1966
Auburn            MA        --       647       5,827        21      --       649       5,846       6,495       298   12/27/99   1977
Stoneham          MA        --       931       8,376        --      --       931       8,376       9,307        61    9/28/01   1945
Gaithersburg      MD        --     4,381      18,798       530      --     4,461      19,248      23,709     2,338    3/31/97   1995
Riverdale         MD        --     9,423      40,433     1,067      --     9,595      41,328      50,923     4,927    3/31/97   1994
Germantown        MD        --     2,305       9,890       304      --     2,347      10,152      12,499     1,250    3/31/97   1995
Oxon Hill         MD        --     3,181      13,653       372      --     3,240      13,966      17,206     1,690    3/31/97   1992
Baltimore         MD        --        --      12,430     1,626      --        --      14,056      14,056     1,456   11/18/97   1988
Rockville         MD        --     3,251      29,258       170      --     3,248      29,431      32,679     2,862    2/2/98    1986
Baltimore         MD        --       900       8,097       253      --       901       8,349       9,250       686   10/15/98   1989
Pikesville        MD        --       589       5,305       161      --       590       5,465       6,055       357    8/11/99   1987
Eagan             MN        --     1,424      12,822         1      --     1,425      12,822      14,247     1,216    3/19/98   1986
Bloomington       MN        --     1,898      17,081     2,258      --     1,898      19,339      21,237     2,123    3/19/98   1957
Mendota Heights   MN        --       533       4,795        --      --       533       4,795       5,328       455    3/19/98   1995
St. Paul          MN        --       696       6,263        45      --       695       6,309       7,004       396    8/3/99    1987
Plymouth          MN        --       563       5,064       248      --       563       5,312       5,875       320    8/3/99    1987
Minneapolis       MN        --       870       7,831       392      --       870       8,223       9,093       514    8/3/99    1987
Minneapolis       MN        --       695       6,254       361      --       695       6,615       7,310       410    8/3/99    1986
Minneapolis       MN        --     1,891      17,021       512      --     1,893      17,531      19,424     1,024    9/30/99   1980
Roseville         MN     1,871       295       2,658        (2)     --       295       2,656       2,951       136    12/1/99   1987
Roseville         MN     3,715       586       5,278        (4)     --       586       5,274       5,860       269    12/1/99   1987
Roseville         MN     6,262       979       8,814        85      --       978       8,900       9,878       455    12/1/99   1987
Roseville         MN     4,257       672       6,045        (1)     --       672       6,044       6,716       309    12/1/99   1987
Roseville         MN     1,180       185       1,661        15      --       185       1,676       1,861        89    12/1/99   1987
Kansas City       MO        --     1,443       6,193       150      --     1,470       6,316       7,786       753    3/31/97   1995
Manchester        NH        --     2,201      19,957        12      --     2,210      19,960      22,170     1,310    5/10/99   1979
Vorhees           NJ        --     1,053       6,625         1      --       998       6,681       7,679       605    5/26/98   1990
Vorhees           NJ        --       445       2,798        30      --       584       2,689       3,273       247    5/26/98   1990
Vorhees           NJ        --       673       4,232         7      --       589       4,323       4,912       391    5/26/98   1990

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (dollars in thousands)


                              Initial Cost to Company               Gross Amount Carried at Close of Period
                              -----------------------               ---------------------------------------
                                                       Costs
                                                    Capitalized
                                                     Subsequent                                          Accumu-            Original
                                          Buildings     to                        Buildings               lated              Constr-
                      Encum-                 and      Acqui-   Impair-               and                 Depreci-     Date    uction
   Location    State  brances    Land     Equipment   sition    ment     Land     Equipment   Total(1)   ation(2)   Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------

Florham Park      NJ        --     1,412      12,709       245      --     1,412      12,954      14,366     1,099    7/31/98   1979
Sante Fe          NM        --     1,551       6,650       323      --     1,578       6,946       8,524       811    3/31/97   1987
Albuquerque       NM        --       493       2,119       119      --       503       2,228       2,731       263    3/31/97   1984
Albuquerque       NM        --       422       3,797        10      --       422       3,807       4,229       225    8/31/99   1984
Albuquerque       NM        --       441       3,970        23      --       441       3,993       4,434       238    8/31/99   1984
Albuquerque       NM        --       173       1,553        --      --       172       1,554       1,726        92    8/31/99   1984
Albuquerque       NM        --       877       7,895        34      --       876       7,930       8,806       474    8/31/99   1984
White Plains      NY        --     1,200      10,870       815      --     1,200      11,685      12,885     1,666    2/6/96    1952
Brooklyn          NY        --       775       7,054         2      --       775       7,056       7,831       977    6/6/96    1971
Buffalo           NY     9,194     4,405      18,899       654      --     4,485      19,473      23,958     2,313    3/31/97   1994
Irondoquoit       NY        --     1,910      17,189       305      --     1,910      17,494      19,404     1,530    6/30/98   1986
Islandia          NY        --       813       7,319       274      --       809       7,597       8,406       484    6/11/99   1987
Mineola           NY        --     3,419      30,774       845      --     3,416      31,622      35,038     1,970    6/11/99   1971
Syracuse          NY        --     1,788      16,096       675      --     1,789      16,770      18,559     1,057    6/29/99   1972
Melville          NY        --     3,155      28,395       359      --     3,155      28,754      31,909     1,760    7/22/99   1985
Syracuse          NY        --       466       4,196       331      --       467       4,526       4,993       313    9/24/99   1990
DeWitt            NY        --       454       4,086       158      --       457       4,241       4,698       216   12/28/99   1987
Mason             OH        --     1,528      13,748         3      --     1,528      13,751      15,279     1,219    6/10/98   1994
Oklahoma City     OK        --     4,596      19,721       607      --     4,680      20,244      24,924     2,408    3/31/97   1992
Oklahoma City     OK        --       151       1,361         1      --       151       1,362       1,513        81    8/13/99   1993
Oklahoma City     OK        --     1,449      13,035        14      --     1,451      13,047      14,498       774    8/13/99   1993
Elk City          OK        --        53         479         1      --        53         480         533        28    8/13/99   1993
Edmund            OK        --       251       2,254         2      --       251       2,256       2,507       134    8/13/99   1993
Midwest City      OK        --       250       2,253         2      --       250       2,255       2,505       134    8/13/99   1993
King of Prussia   PA        --       634       3,251       103      --       634       3,354       3,988       353    9/22/97   1964
FT. Washington    PA        --     1,872       8,816         3      --     1,872       8,819      10,691       947    9/22/97   1960
FT. Washington    PA        --     1,184       5,559        --      --     1,184       5,559       6,743       597    9/22/97   1967
FT. Washington    PA        --       683       3,198        51      --       680       3,252       3,932       343    9/22/97   1970
Horsham           PA        --       741       3,611        53      --       741       3,664       4,405       390    9/22/97   1983
Philadelphia      PA    44,000     7,884      71,002     1,535      --     7,883      72,538      80,421     8,041   11/13/97   1980
Plymouth Meeting  PA        --     1,412       7,415     1,727      --     1,413       9,141      10,554       860    1/15/98   1996
FT. Washington    PA        --     1,154       7,722       228      --     1,154       7,950       9,104       751    1/15/98   1996

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (dollars in thousands)


                              Initial Cost to Company               Gross Amount Carried at Close of Period
                              -----------------------               ---------------------------------------
                                                       Costs
                                                    Capitalized
                                                     Subsequent                                          Accumu-            Original
                                          Buildings     to                        Buildings               lated              Constr-
                      Encum-                 and      Acqui-   Impair-               and                 Depreci-     Date    uction
   Location    State  brances    Land     Equipment   sition    ment     Land     Equipment   Total(1)   ation(2)   Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------

King of Prussia   PA        --       552       2,893        17      --       552       2,910       3,462       283    2/2/98    1996
King of Prussia   PA        --       354       3,183       218      --       354       3,401       3,755       333    2/2/98    1968
Pittsburgh        PA        --       720       9,589       281      --       720       9,870      10,590       937    2/27/98   1991
Philadelphia      PA    62,678     3,462     111,946     3,088      --     3,462     115,034     118,496    10,993    3/30/98   1983
Greensburg        PA        --       780       7,026        --      --       780       7,026       7,806       622    6/3/98    1997
Philadelphia      PA        --    24,753     222,775     5,954      --    24,747     228,735     253,482    20,050    6/30/98   1990
Moon Township     PA        --     1,663      14,966         5      --     1,663      14,971      16,634     1,232    9/14/98   1994
FT. Washington    PA        --       631       5,698       204      --       634       5,899       6,533       450    12/1/98   1998
Philadelphia      PA        --       931       8,377       512      --       930       8,890       9,820       570    6/11/99   1987
Moon Township     PA        --       555       4,995         5      --       555       5,000       5,555       302    8/23/99   1991
Moon Township     PA        --       502       4,519        93      --       502       4,612       5,114       309    8/23/99   1987
Moon Township     PA        --       202       1,814         2      --       202       1,816       2,018       110    8/23/99   1992
Moon Township     PA        --     6,936          --       822      --     7,758          --       7,758        --    8/23/99
Moon Township     PA        --       410       3,688        80      --       410       3,768       4,178       224    8/23/99   1988
Moon Township     PA        --       489       4,403       274      --       490       4,676       5,166       310    8/23/99   1989
Moon Township     PA        --       612       5,507        18      --       612       5,525       6,137       338    8/23/99   1990
Blue Bell         PA        --       723       6,507       124      --       723       6,631       7,354       374    9/14/99   1988
Blue Bell         PA        --       709       6,382       181      --       709       6,563       7,272       379    9/14/99   1988
Blue Bell         PA        --       268       2,414        78      --       268       2,492       2,760       140    9/14/99   1988
Lincoln           RI        --       320       7,690        --      --       320       7,690       8,010       870   11/13/97   1997
Memphis           TN        --     2,206      19,856       921      --     2,208      20,775      22,983     1,899    8/31/98   1985
Austin            TX     6,983     1,226      11,126        --      --     1,226      11,126      12,352     1,251    12/5/97   1997
Austin            TX     7,221     1,218      11,040       514      --     1,218      11,554      12,772     1,457    12/5/97   1986
Austin            TX     9,539     1,621      14,594       657      --     1,621      15,251      16,872     2,017    12/5/97   1997
Austin            TX     7,990     1,402      12,729         2      --     1,402      12,731      14,133     1,433    12/5/97   1997
Austin            TX    13,208     2,317      21,037         7      --     2,317      21,044      23,361     2,372    12/5/97   1996
Waco              TX        --     2,030       8,708       160      --     2,060       8,838      10,898       892   12/23/97   1997
Austin            TX        --       466       4,191       332      --       558       4,431       4,989       452    1/27/98   1980
Irving            TX        --       542       4,879        --      --       542       4,879       5,421       463    3/19/98   1995
Irving            TX        --       846       7,616     2,894      --       846      10,510      11,356       768    3/19/98   1995
Austin            TX        --     1,439       6,137     6,246      --     1,439      12,383      13,822       777    3/24/98   1975
Austin            TX        --     1,529      13,760        29      --     1,529      13,789      15,318     1,195    7/16/98   1993

                                                        HRPT PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (dollars in thousands)


                              Initial Cost to Company               Gross Amount Carried at Close of Period
                              -----------------------               ---------------------------------------
                                                       Costs
                                                    Capitalized
                                                     Subsequent                                          Accumu-            Original
                                          Buildings     to                        Buildings               lated              Constr-
                      Encum-                 and      Acqui-   Impair-               and                 Depreci-     Date    uction
   Location    State  brances    Land     Equipment   sition    ment     Land     Equipment   Total(1)   ation(2)   Acquired   Date
------------------------------------------------------------------------------------------------------------------------------------

Austin            TX        --     4,878      43,903     1,150      --     4,875      45,056      49,931     3,558    10/7/98   1968
Austin            TX        --     1,436      12,927        (7)     --     1,436      12,920      14,356     1,037    10/7/98   1998
Austin            TX        --     9,085          --     5,500      --    11,480       3,105      14,585        --    10/7/98   1968
Austin            TX     3,159       562       5,054         6      --       562       5,060       5,622       405   10/20/98   1998
Austin            TX     8,292     1,476      13,286        (3)     --     1,476      13,283      14,759     1,066   10/20/98   1998
Austin            TX    11,655     2,072      18,650        22      --     2,072      18,672      20,744     1,507   10/20/98   1998
Austin            TX        --       688       6,192       208      --       697       6,391       7,088       414    6/3/99    1985
Austin            TX        --       906       8,158       (40)     --       902       8,122       9,024       517    6/16/99   1999
Austin            TX        --       539       4,849        (4)     --       538       4,846       5,384       308    6/16/99   1999
Austin            TX        --     1,731      14,921       335      --     1,731      15,256      16,987       999    6/30/99   1975
San Antonio       TX        --       259       2,331        66      --       264       2,392       2,656       145    8/3/99    1986
Austin            TX        --     1,574      14,168       168      --     1,573      14,337      15,910       871    8/3/99    1982
Austin            TX     3,470       626       5,636       425      --       621       6,066       6,687       392    8/18/99   1987
Austin            TX        --     2,028      18,251        (5)     --     2,027      18,247      20,274     1,008    10/8/99   1985
Austin            TX    10,727     2,038      18,338        82      --     2,037      18,421      20,458     1,012    10/8/99   1997
Austin            TX        --       460       3,345     1,056      --       460       4,401       4,861        44    6/15/01   2001
Fairfax           VA        --       569       5,122       221      --       569       5,343       5,912       717    12/4/96   1990
Falls Church      VA        --     3,456      14,828       869      --     3,519      15,634      19,153     1,875    3/31/97   1993
Arlington         VA        --       810       7,289       324      --       811       7,612       8,423       661    8/26/98   1987
Alexandria        VA        --     2,109      18,982       176      --     2,109      19,158      21,267     1,483   12/30/98   1987
Fairfax           VA        --       780       7,022         4      --       781       7,025       7,806       402    9/29/99   1988
Fairfax           VA        --       594       5,347         3      --       594       5,350       5,944       306    9/29/99   1988
Richland          WA    10,224     3,970      17,035       495      --     4,042      17,458      21,500     2,091    3/31/97   1995
Falling Waters    WV        --       906       3,886       148      --       922       4,018       4,940       476    3/31/97   1993
Cheyenne          WY        --     1,915       8,217       216      --     1,950       8,398      10,348     1,000    3/31/97   1995
                     ----------------------------------------------------------------------------------------------
    Totals            $352,598  $297,202  $2,208,396   $87,597   $(708) $302,601  $2,289,886  $2,592,487  $219,140
                     ============================================================== ===============================

                                             HRPT PROPERTIES TRUST
                                                 SCHEDULE III
                                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               December 31, 2001
                                            (dollars in thousands)


Reconciliation  of the  carrying  amount of real estate and  equipment  and  accumulated  depreciation  at the beginning of the period:

                                                                    Real Estate and              Accumulated
                                                                       Equipment                Depreciation
                                                                  --------------------         ----------------
Balance at January 1, 1999                                             $2,956,482                   $169,811
   Additions                                                              526,502                     70,080
   Disposals                                                              (94,247)                   (20,977)
   Spin-off of SNH                                                       (732,393)                  (112,055)
                                                                  --------------------         ----------------
Balance at December 31, 1999                                            2,656,344                    106,859
   Additions                                                               23,806                     59,423
   Disposals                                                             (134,127)                    (6,267)
                                                                  --------------------         ----------------
Balance at December 31, 2000                                            2,546,023                    160,015
   Additions                                                               56,976                     59,542
   Disposals                                                              (10,512)                      (417)
                                                                  --------------------         ----------------
Balance at December 31, 2001                                           $2,592,487                   $219,140
                                                                  ====================         ================

(1)      Aggregate cost for federal income tax purposes is approximately $2,487,276.
(2)      Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

                                                        HRPT PROPERTIES TRUST
                                                             SCHEDULE IV
                                              MORTGAGE LOANS RECEIVABLE ON REAL ESTATE
                                                          December 31, 2001
                                                       (dollars in thousands)
                                                                                                                    Principal Amount
                                                                                                                    of Loans Subject
                                                                                                                     to Delinquent
                                        Final                                     Face Value of     Carrying Value     Principal
Location          Interest Rate     Maturity Date   Periodic Payment Terms         Mortgage (1)      of Mortgage      or Interest
------------------------------------------------------------------------------------------------------------------------------------

Wichita, KS          10.00%           11/09/02      Principal and interest,                 $932            $--             $46
                                                    payable monthly in arrears.
                                                    $900 due at maturity.

Florence, KS         11.58%           12/31/06      Interest only, payable                   500            --               --
                                                    monthly in arrears.
                                                    $500 due at maturity.

                                                                                ----------------------------------------------------
                                                                                          $1,432            $--             $46
                                                                                ====================================================

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

Balance at January 1, 1999                                                               $68,094
   New mortgage loans                                                                     60,000
   Collections of principal, net of discounts                                            (75,188)
   Impairment of mortgage loans                                                           (5,000)
   Spin-off of SNH                                                                       (37,533)
                                                                                -------------------
Balance at December 31, 1999                                                              10,373
   New mortgage loans                                                                      1,300
   Mortgage foreclosures, net of reserve                                                  (1,702)
   Collections of principal                                                               (3,522)
                                                                                -------------------
Balance at December 31, 2000                                                               6,449
   Collections of principal                                                              (10,404)
   Reversal of reserve                                                                     3,955
                                                                                -------------------
Balance at December 31, 2001                                                                  $--
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

                                      HRPT PROPERTIES TRUST

                                      By:  /s/ John A. Mannix
                                           John A. Mannix
                                           President and Chief Operating Officer
                                           Dated:  March 20, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                   Title                                                Date

/s/ John A. Mannix                          President and Chief Operating Officer                March 20, 2002
John A. Mannix


/s/ John C. Popeo                           Treasurer, Chief Financial Officer and Secretary     March 20, 2002
John C. Popeo


/s/ Frederick N. Zeytoonjian                Trustee                                              March 20, 2002
Frederick N. Zeytoonjian


/s/ Patrick F. Donelan                      Trustee                                              March 20, 2002
Patrick F. Donelan


/s/ Justinian Manning, C.P.                 Trustee                                              March 20, 2002
Rev. Justinian Manning, C.P.


/s/ Gerard M. Martin                        Trustee                                              March 20, 2002
Gerard M. Martin


/s/ Barry M. Portnoy                        Trustee                                              March 20, 2002
Barry M. Portnoy
