Form 10-Q
period 2002-03-31
HRPT PROPERTIES TRUST
filed 2002-05-10
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

            Maryland                                          04-6558834
  (State or other jurisdiction                               (IRS employer
       of incorporation                                    identification no.)

       400 Centre Street, Newton, Massachusetts           02458
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

               Number of Common Shares outstanding at May 9, 2002:
           128,810,247 shares of beneficial interest, $0.01 par value.

                              HRPT PROPERTIES TRUST

                                    FORM 10-Q

                                 MARCH 31, 2002

                                      INDEX

      PART I         Financial Information                                                                 Page
                     ---------------------                                                                 ----

      Item 1.        Financial Statements (unaudited)

                     Consolidated Balance Sheets - March 31, 2002 and
                          December 31, 2001                                                                 1

                     Consolidated Statements of Income - Three Months Ended
                          March 31, 2002 and 2001                                                           2

                     Consolidated Statements of Cash Flows - Three Months Ended
                          March 31, 2002 and 2001                                                           3

                     Notes to Consolidated Financial Statements                                             4

      Item 2.        Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                             6

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk                             10

                     Certain Important Factors                                                              12

      PART II        Other Information

      Item 2.        Changes in Securities and Use of Proceeds                                              12

      Item 6.        Exhibits and Reports on Form 8-K                                                       12

                     Signatures                                                                             13

                              HRPT PROPERTIES TRUST

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                                   March 31,          December 31,
                                                                                     2002                 2001
                                                                                ----------------     ----------------
                                                                                  (unaudited)           (audited)
ASSETS
Real estate properties, at cost:
    Land                                                                             $311,392             $302,601
    Buildings and improvements                                                      2,375,152            2,289,886
                                                                                ----------------     ----------------
                                                                                    2,686,544            2,592,487
    Less accumulated depreciation                                                     234,717              219,140
                                                                                ----------------     ----------------
                                                                                    2,451,827            2,373,347

Equity investments                                                                    270,053              273,442
Cash and cash equivalents                                                               9,709               50,555
Restricted cash                                                                         3,251                8,582
Rents receivable, net                                                                  48,372               46,847
Other assets, net                                                                      60,202               52,653
                                                                                ----------------     ----------------
                                                                                   $2,843,414           $2,805,426
                                                                                ================     ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                                   $209,000                  $--
Senior notes payable, net                                                             597,598              757,505
Mortgage notes payable, net                                                           338,979              339,712
Accounts payable and accrued expenses                                                  25,693               32,888
Deferred rents                                                                          6,921                7,924
Security deposits                                                                       7,789                7,334
Due to affiliates                                                                       9,405                3,563

Commitments and contingencies

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value:  50,000,000 shares authorized, 8,000,000 shares issued and outstanding at March 31,
      2002, and December 31, 2001                                                     193,086              193,086
    Common shares of beneficial interest, $0.01 par value:  150,000,000 shares authorized, 128,808,747 shares issued and outstanding at March
      31, 2002, and December 31, 2001                                                   1,288                1,288
    Additional paid-in capital                                                      1,945,610            1,945,610
    Cumulative net income                                                             924,916              903,752
    Cumulative common distributions                                                (1,398,264)          (1,372,503)
    Cumulative preferred distributions                                                (19,257)             (14,319)
    Unrealized holding gains (losses) on investments                                      650                 (414)
                                                                                ----------------     ----------------
      Total shareholders' equity                                                    1,648,029            1,656,500
                                                                                ----------------     ----------------
                                                                                   $2,843,414           $2,805,426
                                                                                ================     ================




See accompanying notes

                              HRPT PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                                       Three Months Ended March 31,
                                                                                  ---------------------------------------
                                                                                        2002                  2001
                                                                                  ------------------     ----------------

REVENUES:
    Rental income                                                                         $97,935             $96,714
    Interest and other income                                                                 740               3,116
                                                                                  ------------------     ----------------
      Total revenues                                                                       98,675              99,830
                                                                                  ------------------     ----------------

EXPENSES:
    Operating expenses                                                                     35,605              35,035
    Interest                                                                               20,910              24,199
    Depreciation and amortization                                                          17,221              16,007
    General and administrative                                                              3,725               4,093
    Impairment of assets                                                                       --              (3,955)
                                                                                  ------------------     ----------------
      Total expenses                                                                       77,461              75,379
                                                                                  ------------------     ----------------

Income before equity in earnings of equity investments and
    extraordinary item                                                                     21,214              24,451

Equity in earnings of equity investments                                                    4,715               3,162
Loss on equity transaction of equity investments                                           (1,421)                 --
                                                                                  ------------------     ----------------
Income before extraordinary item                                                           24,508              27,613

Extraordinary item - early extinguishment of debt                                          (3,344)             (1,817)
                                                                                  ------------------     ----------------
Net income                                                                                 21,164              25,796
Preferred distributions                                                                    (4,938)             (2,030)
                                                                                  ------------------     ----------------
Net income available for common shareholders                                              $16,226             $23,766
                                                                                  ==================     ================

Weighted average common shares outstanding                                                128,809             131,593
                                                                                  ==================     ================

Basic and diluted earnings per common share:
    Income before extraordinary item                                                        $0.15               $0.19
    Extraordinary item - early extinguishment of debt                                       (0.02)              (0.01)
                                                                                  ------------------     ----------------
    Net income available for common shareholders                                            $0.13               $0.18
                                                                                  ==================     ================




See accompanying notes

                              HRPT PROPERTIES TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                ---------------------------------------
                                                                                        2002                2001
                                                                                ------------------     ----------------
Cash flows from operating activities:
   Net income                                                                          $21,164               $25,796
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                                     15,577                14,803
       Amortization                                                                      1,644                 1,204
       Amortization of note discounts                                                      369                   352
       Impairment of assets                                                                 --                (3,955)
       Equity in earnings of equity investments                                         (4,715)               (3,162)
       Loss on equity transaction of equity investments                                  1,421                    --
       Distributions from equity investments                                             6,683                 6,643
       Extraordinary item                                                                  121                 1,817
       Change in assets and liabilities:
           Increase in rents receivable and other assets                                (9,844)              (10,445)
           Decrease in accounts payable and accrued expenses                            (7,195)              (13,441)
           Decrease in deferred rents                                                   (1,003)               (1,286)
           Increase in security deposits                                                   455                   262
           Increase in due to affiliates                                                 5,842                 1,544
                                                                                ------------------     ----------------
       Cash provided by operating activities                                            30,519                20,132
                                                                                ------------------     ----------------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                           (94,683)               (7,271)
   Proceeds from repayment of real estate mortgages receivable                              --                 9,104
   Proceeds from sale of real estate                                                       740                10,444
   Decrease in restricted cash                                                           5,331                 5,174
                                                                                ------------------     ----------------
       Cash (used for) provided by investing activities                                (88,612)               17,451
                                                                                ------------------     ----------------

Cash flows from financing activities:
   Repurchase of common shares                                                              --                (7,849)
   Proceeds from issuance of preferred shares                                               --               193,277
   Proceeds from borrowings                                                            219,000                    --
   Payments on borrowings                                                             (171,054)             (203,358)
   Deferred finance costs                                                                   --                  (190)
   Distributions to common shareholders                                                (25,761)              (26,390)
   Distributions to preferred shareholders                                              (4,938)                   --
                                                                                ------------------     ----------------
       Cash provided by (used for) financing activities                                 17,247               (44,510)
                                                                                ------------------     ----------------

Decrease in cash and cash equivalents                                                  (40,846)               (6,927)
Cash and cash equivalents at beginning of period                                        50,555                92,681
                                                                                ------------------     ----------------
Cash and cash equivalents at end of period                                              $9,709               $85,754
                                                                                ==================     ================

Supplemental cash flow information:
   Interest paid (excluding capitalized interest of $160 and $356,
       respectively)                                                                   $23,526               $28,944




See accompanying notes

                              HRPT PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2002 and 2001:

                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                     2002              2001
                                               ---------------    --------------
Net income                                        $21,164             $25,796
Other comprehensive income:
    Unrealized holding gains on investments         1,064               2,731
                                               ---------------    --------------
Comprehensive income                              $22,228             $28,527
                                               ===============    ==============

         At March 31, 2002, the Company's investments in marketable equity securities were included in other assets and had a fair value of $12,210 and unrealized holding gains of $650.

Note 3.  Equity Investments

         At March 31, 2002, the Company had the following equity investments:

                                                      Equity in Earnings                   Equity Investments
                                              ---------------------------------    ----------------------------------
                                                 Three Months Ended March 31,         March 31,        December 31,
                                              ---------------------------------    ----------------------------------
                                                   2002               2001              2002               2001
                                              --------------    ---------------    --------------    ----------------
Senior Housing Properties Trust                   $2,871             $1,308           $170,076           $171,969
Hospitality Properties Trust                       1,844              1,854             99,977            101,473
                                              --------------    ---------------    --------------    ----------------
                                                  $4,715             $3,162           $270,053           $273,442
                                              ==============    ===============    ==============    ================

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)

         At March 31, 2002, the Company owned 12,809,238 common shares, or 21.9%, of Senior Housing Properties Trust ("SNH") with a carrying value of $170,076 and a market value, based on quoted market prices, of $184,453, and 4,000,000 common shares, or 6.4%, of Hospitality Properties Trust ("HPT") with a carrying value of $99,977 and a market value, based on quoted market prices, of $137,320. In February 2002 SNH completed a public offering of common shares. As a result of this transaction, the Company's ownership percentage of SNH was reduced from 29.5% at December 31, 2001, to 21.9% at March 31, 2002, and the Company recognized a loss of $1,421.

Note 4.  Real Estate Properties

         During the three months ended March 31, 2002, the Company acquired nine properties for $87,768 and funded $6,915 of improvements to its existing properties. The Company also sold one property in January 2002 for net cash proceeds of $740.

Note 5.  Indebtedness

         On March 26, 2002, the Company redeemed at par plus a premium, all $160,000 of its 6.875% senior notes due in August 2002. This redemption was funded using borrowings under the Company's revolving bank credit facility. In connection with this redemption, the Company recognized an extraordinary loss of $3,344 from the prepayment premium and the write-off of deferred financing fees and a note discount.

         In April 2002 the Company issued unsecured senior notes totaling $200,000, raising net proceeds of $196,768. These notes bear interest at 6.95%, require semi-annual interest payments and mature in April 2012. The net proceeds from this offering were used to repay amounts outstanding under the Company's revolving bank credit facility.

 Note 6.  Shareholders' Equity

         On April 5, 2002, the Company declared a distribution on its common shares with respect to the quarter ended March 31, 2002, of $0.20 per common share, or approximately $25,800, which will be distributed on or about May 24, 2002, to shareholders of record on April 22, 2002.

         On April 8, 2002, the Company announced a distribution on its series A cumulative redeemable preferred shares of $0.6172 per share which will be paid on or about May 15, 2002, to shareholders of record as of May 1, 2002.

         On May 7, 2002, the Company's three independent trustees each were awarded 500 common shares as part of their annual compensation. These shares vest immediately.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion presents an analysis of our results of operations for the three months ended March 31, 2002 and 2001. This discussion includes references to funds from operations, or FFO. We compute FFO as net income available for common shareholders, adjusted for our pro rata share of FFO of Hospitality Properties Trust ("HPT") and Senior Housing Properties Trust ("SNH"), and excluding depreciation, amortization (except amortization of deferred finance costs), gains on sales of properties and extraordinary and non-recurring items. We consider FFO to be an appropriate measure of performance for a REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our method of computing FFO may not be comparable to FFO reported by other REITs that define the term differently. Our FFO is an important factor considered by our Board of Trustees in determining the amount of our distributions to shareholders. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

         The following discussion should be read in conjunction with our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

         Total revenues for the three months ended March 31, 2002, decreased to $98.7 million from $99.8 million for the three months ended March 31, 2001. Rental income increased in 2002 by $1.2 million and interest and other income decreased in 2002 by $2.4 million, compared to the prior period. Rental income increased primarily from the receipt of a lease termination fee in 2002 and the acquisition of nine properties in 2002 and two properties in 2001. These increases were offset by decreases resulting from the sale of four properties in 2001, and a decline in property occupancy during the 2002 period from the 2001 period. Interest and other income decreased primarily as a result of lower cash balances invested in 2002 compared to 2001.

         Total expenses for the three months ended March 31, 2002, increased to $77.5 million from $75.4 million for the three months ended March 31, 2001, due to the reversal of an impairment loss reserve totaling $4.0 million in 2001 and increases in operating and depreciation and amortization expenses, offset by decreases in interest and general and administrative expenses. Interest expense decreased by $3.3 million during the three months ended March 31, 2002, compared to the prior year period, primarily as a result of the repayment of debt during the first quarter of 2001. General and administrative expenses decreased by $368,000 primarily due to lower legal and professional fees. Operating expenses increased by $570,000 primarily from the acquisition of properties in 2002 and 2001. Depreciation and amortization increased by $1.2 million primarily due to property acquisitions in 2002 and 2001.

         Equity in earnings of equity investments increased by $1.6 million for the three months ended March 31, 2002, compared to the same period in 2001 due to an increase in earnings from SNH. A loss on equity transaction of equity investments of $1.4 million was also recognized from the issuance of common shares by SNH during February 2002 at a price below our per share carrying value.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Net income before preferred distributions decreased to $21.2 million, or $0.16 per common share, for the 2002 period, from $25.8 million, or $0.20 per common share, for the 2001 period. The decrease is due primarily to the reversal of an impairment loss reserve in 2001, lower interest income on invested cash balances, the extraordinary loss recognized from the prepayment of debt in 2002, assets sold during 2001, the decrease in property occupancy and the loss recognized from the issuance of common shares by SNH, offset by the decrease in interest expense from the repayment of debt in 2001, property acquisitions in 2002 and 2001 and the increase in equity income from our investment in SNH. Net income available for common shareholders is net income reduced by preferred distributions and was $16.2 million, or $0.13 per common share, in the 2002 period, compared to $23.8 million, or $0.18 per common share in the 2001 period. The decrease reflects the foregoing factors and the partial distribution paid during the prior period on our preferred shares which were issued on February 22, 2001.

         FFO for the three months ended March 31, 2002, was $40.5 million compared to $42.3 million for the 2001 period. The decrease in FFO is due primarily to lower interest income on invested cash balances, assets sold during 2001, the decrease in property occupancy, and the increase in distributions on series A preferred shares, offset by the decrease in interest expense from the repayment of debt in 2001 and property acquisitions made in 2002 and 2001. A reconciliation of net income to FFO for the three months ended March 31, 2002 and 2001, is as follows:

                                                                        Three Months Ended March 31,
                                                                   ---------------------------------------
                                                                          2002                  2001
                                                                   -----------------     -----------------
Income before equity in earnings of equity investments and
    extraordinary item                                                  $21,214               $24,451
Depreciation and non-cash expenses                                       15,560                14,888
Impairment of assets reversal                                                --                (3,955)
FFO from equity investments                                               8,678                 8,948
Preferred distributions                                                  (4,938)               (2,030)
                                                                   -----------------     -----------------
    FFO                                                                 $40,514               $42,302
                                                                   =================     =================

Liquidity and Capital Resources

Our Operating Liquidity and Resources

         Our principal sources of funds for current expenses and for distributions to shareholders are our operations, primarily rents from our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. This flow of funds has historically been sufficient for us to pay day-to-day operating expenses, interest and distributions. To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements, including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on our income. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Investment and Financing Liquidity and Resources

         We have a $425 million unsecured revolving credit facility with a group of commercial banks, which includes a feature that allows it to be expanded, in certain circumstances, by up to $200 million. We use this credit facility to fund acquisitions and improvements and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and our desire to make distributions or our need to pay operating expenses. Borrowings under this credit facility bear interest at LIBOR plus a premium and mature in April 2005. Funds may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. At March 31, 2002, $209 million was outstanding under our revolving bank credit facility. In April 2002 we repaid $197 million of the $209 million outstanding at March 31, 2002, from net proceeds received from our issuance of $200 million of 6.95% unsecured senior notes due 2012. Currently, $12 million is outstanding and $413 million is available for borrowing under our revolving bank credit facility.

         At March 31, 2002, we had cash and cash equivalents of $9.7 million and the ability to draw up to $216 million under our credit facility. We expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

         Principal payments due during the next five years required under all of our debt obligations as of March 31, 2002, are $154.1 million in 2002, $5.6 million in 2003, $9.9 million in 2004, $316.1 million in 2005, $7.7 million in 2006 and $665.1 million thereafter.

         To the extent we borrow on the credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore various alternatives for the repayment of amounts due. Such alternatives in the short-term and long-term may include incurring additional long-term debt and issuing new equity securities. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. After the issuance of $200 million unsecured senior notes in April 2002, we have $2.1 billion available on our $3 billion shelf registration statement. Although there can be no assurance that we will consummate any additional debt or equity offerings or other financings, we believe we will have access to various types of financing in the future, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

         Total  assets were $2.8  billion at March 31,  2002,  and  December 31,
2001.

         During 2002 we purchased nine properties for $87.8 million and funded $6.9 million of improvements to our existing properties. As of March 31, 2002, we had an agreement to purchase three office buildings for $16.2 million. The acquisition of these properties is subject to various closing conditions customary in real estate transactions and no assurances can be made as to when or if these properties will be acquired.

         At March 31, 2002, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of SNH with a carrying value of $170.1 million and a market value of $184.5 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of HPT with a carrying value of $100.0 million and a market value of $137.3 million. In February 2002 SNH completed a public offering of common shares. As a result, our percentage ownership in SNH decreased from 29.5% to 21.9%. We use the equity method of accounting to account for the issuance of common shares by SNH and HPT. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by SNH and HPT are recognized in our income statement. Accordingly, we recognized a loss from this SNH stock offering of $1.4 million in 2002. On May 7, 2002, the market values of our SNH and HPT shares were $182.1 million and $136.8 million, respectively.

         During  February 2002 we called for redemption  all of our  outstanding
$160 million 6.875% Senior Notes due August 2002. This redemption occurred on March 26, 2002, and was funded with borrowings on our revolving bank credit facility. We recognized an extraordinary loss in 2002 of $3.3 million resulting from the prepayment premium and the write-off of deferred financing fees and a note discount.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Covenants

         Our principal unsecured debt obligations at March 31, 2002, are our unsecured revolving credit facility and our $598 million of public debt. Our public debt is governed by indentures. These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. At March 31, 2002, we were in compliance with all of our covenants under our indentures and our credit agreement.

         In addition to our principal unsecured debt obligations, we have $351.5 million of mortgage notes outstanding at March 31, 2002. Our mortgage notes are secured by 25 of our properties.

         None of our indentures, our revolving bank credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate "spread" applied to borrowings.

         Our public debt indentures contain cross default provisions to any other debts equal to or in excess of $20 million. Similarly, a default on any of our public indentures would constitute a default under our credit agreement.

         As of March 31, 2002, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

                              HRPT PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2001. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At March 31, 2002, our outstanding fixed rate debt totaled $949.5 million and consisted of the following notes:

               Amount                      Coupon                     Maturity
Unsecured senior notes:

             $150.0 million                  6.75%                      2002
             $100.0 million                  6.70%                      2005
              $90.0 million                 7.875%                      2009
              $30.0 million                 8.875%                      2010
              $20.0 million                 8.625%                      2010
              $65.0 million                 8.375%                      2011
             $143.0 million                  8.50%                      2013

Secured notes:

               $3.4 million                  9.12%                      2004
              $10.7 million                  8.40%                      2007
              $17.2 million                  7.02%                      2008
              $10.2 million                  8.00%                      2008
               $9.0 million                  7.66%                      2009
             $257.0 million                 6.814%                      2011
              $44.0 million                 6.794%                      2029

         No principal repayments are due under the unsecured senior notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. However, if all of the unsecured senior notes and secured notes were to be refinanced at interest rates which are one percentage point higher than shown above, our per annum interest cost would increase by approximately $9.5 million. The secured notes are secured by 25 of our office properties located in 12 office complexes and require principal and interest payments through maturity.

         The market prices, if any, of each of our fixed rate obligations as of March 31, 2002, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at March 31, 2002, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $50.7 million.

         Each of our fixed rate obligations for borrowed money has provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

                              HRPT PROPERTIES TRUST

         Our unsecured revolving bank credit facility bears interest at floating rates and matures in 2005. At March 31, 2002, there was $209 million outstanding and $216 million available for borrowing under our revolving bank credit facility. Because our revolving bank credit facility bears interest at floating rates, changes in interest rates will not affect its value; however, changes in interest rates will affect our operating results. For example, the interest rate payable at March 31, 2002, was 2.7%. An immediate 10% change in that rate, or 27 basis points, would increase or decrease our costs by $627,000, or $0.005 per common share:

                                     Impact of Changes in Interest Rates
                            ----------------------------------------------------
                                                                 Total Interest
                            Interest Rate      Outstanding           Expense
                               Per Year           Debt              Per Year
                            -------------    --------------     ----------------
                                           (dollars in thousands)
       At March 31, 2002        2.7%            $209,000             $5,643
       10% reduction            2.4%            $209,000             $5,016
       10% increase             3.0%            $209,000             $6,270


         The foregoing table presents a so called "shock" analysis which assumes that the interest rate change by 10% would be in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less. We borrow in U.S. dollars and borrowings under our bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.

         We are unable to predict the direction or amount of interest rate changes during the next year. As of March 31, 2002, we had $209 million outstanding under our revolving bank credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. In 2002 a total of $150 million of our senior notes will mature and will most likely be refinanced with other debt. A one percent increase or decrease from our current interest rate on these senior notes will change our interest expense by $1.5 million per year. Because these senior notes mature in December 2002, the effect of a change in interest rates on our interest expense for 2002 will be less. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

                              HRPT PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE REFERENCES TO PROPERTY ACQUISITIONS, DEBT AND EQUITY FINANCING POSSIBILITIES, INCLUDING THE REPAYMENT OF DEBT, FUTURE INTEREST RATE HEDGES, ACCOUNTING ESTIMATES AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE TO BUY PROPERTIES AT ACCEPTABLE PRICES OR TO CONCLUDE DEBT AND EQUITY FINANCINGS ON ACCEPTABLE TERMS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.



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

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On May 7, 2002, pursuant to the Company's 1992 Incentive Share Award Plan, each of the Company's three independent trustees received a grant of 500 common shares valued at $8.85 per common share, the closing price of the common shares on the New York Stock Exchange on May 7, 2002. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              4.1 Supplemental Indenture No. 10, dated April 10, 2002, between HRPT Properties Trust and State Street Bank and Trust Company relating to 6.95% Senior Notes due 2012, including form of note.

              12.1   Computation of Ratio of Earnings to Fixed Charges.

              12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HRPT PROPERTIES TRUST


                                   By:     /s/ John A. Mannix
                                           John A. Mannix
                                           President and Chief Operating Officer
                                           Dated:  May 10, 2002

                                   By:     /s/ John C. Popeo
                                           John C. Popeo
                                           Treasurer and Chief Financial Officer
                                           Dated:  May 10, 2002