Form 10-Q
period 2002-06-30
HRPT PROPERTIES TRUST
filed 2002-08-09
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

            Maryland                                      04-6558834
        (State or other                        (IRS employer identification no.)
 jurisdiction of incorporation)

   400 Centre Street, Newton, Massachusetts                          02458
   (Address of principal executive offices)                       (Zip code)

                                  617-332-3990
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Number of Common Shares outstanding at August 7, 2002:
           128,825,247 shares of beneficial interest, $0.01 par value.

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                                  JUNE 30, 2002

                                      INDEX

PART I  Financial Information                                               Page

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets - June 30, 2002 and
             December 31, 2001                                                1

        Consolidated Statements of Income - Three and Six Months Ended
             June 30, 2002 and 2001                                           2

        Consolidated Statements of Cash Flows - Six Months Ended
             June 30, 2002 and 2001                                           3

        Notes to Consolidated Financial Statements                            4

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            6

Item 3. Quantitative and Qualitative Disclosures About Market Risk           11

        Certain Important Factors                                            13

PART II Other Information

Item 2. Changes in Securities and Use of Proceeds                            13

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 6. Exhibits and Report on Form 8-K                                      14

        Signatures                                                           15


                                                    HRPT PROPERTIES TRUST

                                                 CONSOLIDATED BALANCE SHEETS
                                        (dollars in thousands, except per share amounts)

                                                                                          June 30,                December 31,
                                                                                            2002                      2001
                                                                                       -------------              ------------
                                                                                        (unaudited)               (audited)
ASSETS
Real estate properties, at cost:
    Land                                                                                $   313,043                $   302,601
    Buildings and improvements                                                            2,401,404                  2,289,886
                                                                                        -----------                -----------
                                                                                          2,714,447                  2,592,487
    Less accumulated depreciation                                                           250,449                    219,140
                                                                                        -----------                -----------
                                                                                          2,463,998                  2,373,347

Equity investments                                                                          267,586                    273,442
Cash and cash equivalents                                                                    13,473                     50,555
Restricted cash                                                                               3,583                      8,582
Rents receivable, net                                                                        50,406                     46,847
Other assets, net                                                                            51,663                     52,653
                                                                                        -----------                -----------
                                                                                        $ 2,850,709                $ 2,805,426
                                                                                        ===========                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility                                                               $    23,000                        $--
Senior notes payable, net                                                                   794,464                    757,505
Mortgage notes payable, net                                                                 337,773                    339,712
Accounts payable and accrued expenses                                                        28,477                     32,888
Deferred rents                                                                                7,636                      7,924
Security deposits                                                                             7,809                      7,334
Due to affiliates                                                                             7,620                      3,563

Commitments and contingencies                                                                    --                         --

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized, 8,000,000 shares issued and outstanding at June 30,
      2002, and December 31, 2001                                                           193,086                    193,086
    Common shares of beneficial interest, $0.01 par value: 150,000,000 shares  authorized, 128,810,247 shares and 128,808,747 shares issued and outstanding at June 30, 2002, and December 31, 2001,
      respectively
                                                                                              1,288                      1,288
    Additional paid-in capital                                                            1,945,623                  1,945,610
    Cumulative net income                                                                   951,728                    903,752
    Cumulative common distributions                                                      (1,424,025)                (1,372,503)
    Cumulative preferred distributions                                                      (24,194)                   (14,319)
    Unrealized holding gains (losses) on investments                                            424                       (414)
                                                                                        -----------                -----------
      Total shareholders' equity                                                          1,643,930                  1,656,500
                                                                                        -----------                -----------
                                                                                        $ 2,850,709                $ 2,805,426
                                                                                        ===========                ===========


See accompanying notes

                                                       HRPT PROPERTIES TRUST

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         (amounts in thousands, except per share amounts)
                                                            (unaudited)

                                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                                 ---------------------------             --------------------------
                                                                    2002              2001                  2002            2001
                                                                 ----------        ---------             ---------        ---------
REVENUES:
    Rental income                                                 $  99,736        $  97,092             $ 197,671        $ 193,806
    Interest and other income                                           993            1,554                 1,733            4,670
                                                                  ---------        ---------             ---------        ---------
      Total revenues                                                100,729           98,646               199,404          198,476
                                                                  ---------        ---------             ---------        ---------

EXPENSES:
    Operating expenses                                               36,278           35,142                71,883           70,177
    Interest                                                         20,387           20,929                41,297           45,128
    Depreciation and amortization                                    17,444           16,075                34,665           32,082
    General and administrative                                        4,151            3,640                 7,876            7,733
    Impairment of assets                                                 --               --                    --           (3,955)
                                                                  ---------        ---------             ---------        ---------
      Total expenses                                                 78,260           75,786               155,721          151,165
                                                                  ---------        ---------             ---------        ---------

Income before equity in earnings of equity
    investments and extraordinary item                               22,469           22,860                43,683           47,311

Equity in earnings of equity investments                              4,343            3,188                 9,058            6,350
Loss on equity transactions of equity investments                        --               --                (1,421)              --
                                                                  ---------        ---------             ---------        ---------
Income before extraordinary item                                     26,812           26,048                51,320           53,661

Extraordinary item - early extinguishment of debt                        --             (332)               (3,344)          (2,149)
                                                                  ---------        ---------             ---------        ---------
Net income                                                           26,812           25,716                47,976           51,512
Preferred distributions                                              (4,937)          (4,937)               (9,875)          (6,967)
                                                                  ---------        ---------             ---------        ---------
Net income available for common shareholders                      $  21,875        $  20,779             $  38,101        $  44,545
                                                                  =========        =========             =========        =========

Weighted average common shares outstanding                          128,810          130,619               128,809          131,103
                                                                  =========        =========             =========        =========

Basic and diluted earnings per common share:
    Income before extraordinary item                              $    0.17        $    0.16             $    0.32        $    0.36
    Extraordinary item - early extinguishment of debt                    --               --                 (0.02)           (0.02)
                                                                  ---------        ---------             ---------        ---------
    Net income                                                    $    0.17        $    0.16             $    0.30        $    0.34
                                                                  =========        =========             =========        =========

See accompanying notes

                                              HRPT PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                   (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                 ------------------------------
                                                                                    2002                2001
                                                                                 ----------         -----------
Cash flows from operating activities:
   Net income                                                                    $  47,976            $  51,512
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                                 31,309               29,563
       Amortization                                                                  3,356                2,519
       Amortization of note discounts                                                  789                  738
       Impairment of assets                                                             --               (3,955)
       Equity in earnings of equity investments                                     (9,058)              (6,350)
       Loss on equity transactions of equity investments                             1,421                   --
       Distributions from equity investments                                        13,493               13,286
       Extraordinary item                                                              121                2,149
       Change in assets and liabilities:
           Increase in rents receivable and other assets                            (4,981)              (8,295)
           Decrease in accounts payable and accrued expenses                        (4,411)             (12,164)
           Decrease in deferred rents                                                 (288)                (555)
           Increase in security deposits                                               475                  288
           Increase (decrease) in due to affiliates                                  4,057               (8,723)
                                                                                 ---------            ---------
       Cash provided by operating activities                                        84,259               60,013
                                                                                 ---------            ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                      (122,586)             (17,541)
   Proceeds from repayment of real estate mortgages receivable                          --                9,404
   Proceeds from sale of real estate                                                   740               10,444
   Decrease in restricted cash                                                       4,999                2,928
                                                                                 ---------            ---------
       Cash (used for) provided by investing activities                           (116,847)               5,235
                                                                                 ---------            ---------

Cash flows from financing activities:
   Repurchase of common shares                                                          --              (13,179)
   Proceeds from issuance of preferred shares                                           --              193,113
   Proceeds from borrowings                                                        452,768                   --
   Payments on borrowings                                                         (395,582)            (204,774)
   Deferred finance costs                                                             (283)              (6,683)
   Distributions to common shareholders                                            (51,522)             (52,557)
   Distributions to preferred shareholders                                          (9,875)              (4,444)
                                                                                 ---------            ---------
       Cash used for financing activities                                           (4,494)             (88,524)
                                                                                 ---------            ---------

Decrease in cash and cash equivalents                                              (37,082)             (23,276)
Cash and cash equivalents at beginning of period                                    50,555               92,681
                                                                                 ---------            ---------
Cash and cash equivalents at end of period                                       $  13,473            $  69,405
                                                                                 =========            =========

Supplemental cash flow information:
   Interest paid (including capitalized interest paid of $1,443 and $523,
       respectively)                                                             $  42,673            $  47,726

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

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2002 and 2001:

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                             -------------------------------    -----------------------------
                                               2002                2001           2002              2001
                                             ------------    ---------------    -----------    --------------
Net income                                     $26,812          $25,716          $47,976           $51,512
Other comprehensive income:
    Unrealized holding gains (losses) on
      investments                                 (226)           2,328              838             5,059
                                             ------------    ---------------    -----------    --------------
Comprehensive income                           $26,586          $28,044          $48,814           $56,571
                                             ============    ===============    ===========    ==============

         During the six months ended June 30, 2002, the Company sold $5,964 of marketable equity securities and realized a gain of $614 that is included in other income on the Company's consolidated statements of income. At June 30, 2002, the Company's remaining investments in marketable equity securities were included in other assets and had a fair value of $6,643 and unrealized holding gains of $424.

Note 3.  Equity Investments

         At June 30, 2002, the Company had the following equity investments in Senior Housing Properties Trust ("SNH") and Hospitality Properties Trust ("HPT"):

                                     Equity in Earnings                                   Equity Investments
              -----------------------------------------------------------------    ---------------------------------
                Three Months Ended June 30,        Six Months Ended June 30,
              -------------------------------    ------------------------------      June 30,        December 31,
                 2002              2001                2002           2001             2002              2001
              -------------    --------------    -------------    -------------   -------------    ----------------

   SNH           $2,312            $1,239            $5,183          $2,547              $168,418       $171,969
   HPT            2,031             1,949             3,875           3,803                99,168        101,473
              -------------    --------------    -------------    -------------    -------------    ----------------
                 $4,343            $3,188            $9,058          $6,350              $267,586       $273,442
              =============    ==============    =============    =============    =============    ================

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)

         At June 30, 2002, the Company owned 12,809,238 common shares, or 21.9%, of SNH with a carrying value of $168,418 and a market value, based on quoted market prices, of $201,105, and 4,000,000 common shares, or 6.4%, of HPT with a carrying value of $99,168 and a market value, based on quoted market prices, of $146,000. In February 2002 SNH completed a public offering of common shares. As a result of this transaction, the Company's ownership percentage of SNH was reduced from 29.5% at December 31, 2001, to 21.9% at June 30, 2002, and the Company recognized a loss of $1,421.

Note 4.  Real Estate Properties

         During the six months ended June 30, 2002, the Company acquired 12 properties for $103,972 and funded $18,614 of improvements to its existing properties. The Company also sold one property in January 2002 for net cash proceeds of $740. One property with an undepreciated book value of approximately $72,000 as of June 30, 2002, was undergoing an extensive redevelopment during the current quarter which is expected to be substantially complete in October 2002. The entire property has been pre-leased and rent is expected to commence in October 2002. During redevelopment, no rental income or depreciation is being recognized, and redevelopment costs, including interest, are being capitalized.

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

         In July 2002 the Company repurchased and retired $21,720 of its $150,000 6.75% senior notes due 2002, at par plus a premium, using cash on hand and borrowings under its revolving bank credit facility. The premium paid plus the write-off of deferred financing fees and the unamortized original issue note discount totaling approximately $118 is expected to be recognized as an extraordinary loss in the period ending September 30, 2002.

 Note 6.  Shareholders' Equity

         On May 7, 2002, the Company's three independent trustees each were awarded 500 common shares as part of their annual compensation. These shares vested immediately. On July 9, 2002, 15,000 common shares were granted to officers of the Company and employees of the Company's investment manager. One-third of these shares vest immediately and the balance vests over a two-year period.

         On July 9, 2002, the Company declared a distribution on its common shares with respect to the quarter ended June 30, 2002, of $0.20 per common share, or approximately $25,800, which will be paid on or about August 23, 2002, to shareholders of record on July 25, 2002.

         On July 9, 2002, the Company announced a distribution on its series A cumulative redeemable preferred shares of $0.6172 per share, or approximately $4,938, which will be paid on or about August 15, 2002, to shareholders of record as of August 1, 2002.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2002 and 2001. This discussion includes references to funds from operations, or FFO. We compute FFO as net income available for common shareholders, adjusted for our pro rata share of FFO of Hospitality Properties Trust ("HPT") and Senior Housing Properties Trust ("SNH"), and excluding depreciation, amortization (except amortization of deferred finance costs), gains on sales of properties and extraordinary and non-recurring items. We consider FFO to be an appropriate measure of performance for a REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our method of computing FFO may not be comparable to FFO reported by other REITs that define the term differently. Our FFO is an important factor considered by our Board of Trustees in determining the amount of our distributions to shareholders. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

         The following discussion should be read in conjunction with our Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

         Total revenues for the three months ended June 30, 2002, increased to $100.7 million from $98.6 million for the three months ended June 30, 2001. Rental income increased in 2002 by $2.6 million and interest and other income decreased in 2002 by $561,000, compared to the prior period. Rental income increased primarily as a result of our acquisition of 12 properties in 2002 and two properties in 2001. This increase was partially offset by a decline in rents resulting from a decline in property occupancy during the 2002 period compared to the 2001 period. Also, the 2001 period includes lease termination fees received of $1.7 million compared to $347,000 of lease termination fees received in the 2002 period. Interest and other income decreased primarily as a result of lower cash balances invested in 2002 compared to 2001.

         Total expenses for the three months ended June 30, 2002, increased to $78.3 million from $75.8 million for the three months ended June 30, 2001, due to the increases in operating, depreciation and amortization and general and administrative expenses in the 2002 period compared to the 2001 period. Operating expenses and depreciation and amortization expenses increased by $1.1 million and $1.4 million, respectively, primarily as a result of the acquisition of properties in 2002 and 2001. Interest expense decreased by $542,000 during the three months ended June 30, 2002, compared to the prior year period. Interest on debt incurred to finance the acquisition of properties during 2002 was more than offset by capitalized interest on debt allocable to a property in redevelopment and lower interest rates. General and administrative expenses increased by $511,000 primarily due to property acquisitions in 2002 and 2001.

         Equity in earnings of equity investments increased by $1.2 million for the three months ended June 30, 2002, compared to the same period in 2001 due to an increase in earnings from SNH.

         Net income before preferred distributions was $26.8 million, or $0.21 per common share, for the 2002 period, and $25.7 million, or $0.20 per common share, for the 2001 period. Net income available for common shareholders is net income reduced by preferred distributions and was $21.9 million, or $0.17 per common share, in the 2002 period, compared to $20.8 million, or $0.16 per common share in the 2001 period. The increases in both net income and net income available for common shareholders is due primarily to property acquisitions in 2002 and 2001, the decrease in interest expense and the increase in equity income from our investment in SNH, offset by lower interest income on invested cash balances, early termination revenue received in 2001 and the decrease in rents from lower occupancies in continuing properties.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         FFO for the three months ended June 30, 2002, was $42.1 million compared to $42.0 million for the 2001 period. A reconciliation of net income to FFO for the three months ended June 30, 2002 and 2001, is as follows:

                                                                        Three Months Ended June 30,
                                                                   ---------------------------------------
                                                                          2002                  2001
                                                                   -----------------     -----------------
Income before equity in earnings of equity investments and
    extraordinary item                                                  $22,469               $22,860
Depreciation and non-cash expenses                                       15,781                14,859
FFO from equity investments                                               8,802                 9,221
Preferred distributions                                                  (4,937)               (4,937)
                                                                   -----------------     -----------------
    FFO                                                                 $42,115               $42,003
                                                                   =================     =================

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

         Total revenues for the six months ended June 30, 2002, increased to $199.4 million from $198.5 million for the six months ended June 30, 2001. Rental income increased in 2002 by $3.9 million and interest and other income decreased in 2002 by $2.9 million, compared to the prior period. Rental income increased primarily from the acquisition of 12 properties in 2002 and two properties in 2001, offset by decreases resulting from the sale of four properties in 2001, and a decline in property occupancy during the 2002 period from the 2001 period. Interest and other income decreased primarily as a result of lower cash balances invested in 2002 compared to 2001 and lower rates.

         Total expenses for the six months ended June 30, 2002, increased to $155.7 million from $151.2 million for the six months ended June 30, 2001, due to the reversal of an impairment loss reserve totaling $4.0 million recognized in 2001, increases in operating, depreciation and amortization and general and administrative expenses and a decrease in interest expense. Interest expense decreased by $3.8 million during the six months ended June 30, 2002, compared to the prior year period, primarily as a result of the repayment of debt during the first quarter of 2001. Also, during the 2002 period interest accrued with respect to debt allocable to a property being redeveloped was capitalized. Operating expenses, depreciation and amortization and general and administrative expenses increased by $1.7 million, $2.6 million, and $143,000, respectively. All three of these expense categories increased primarily due to property acquisitions in 2002 and 2001.

         Equity in earnings of equity investments increased by $2.7 million for the six months ended June 30, 2002, compared to the same period in 2001 due to an increase in earnings from SNH. A loss on equity transaction of equity investments of $1.4 million was also recognized from the issuance of common shares by SNH during February 2002 at a price below our per share carrying value.

         Net income before preferred distributions decreased to $48.0 million, or $0.37 per common share, for the 2002 period, from $51.5 million, or $0.39 per common share, for the 2001 period. The decrease is due primarily to the reversal of an impairment loss reserve in 2001, lower interest income on invested cash balances, the extraordinary loss recognized from the prepayment of debt in 2002, assets sold during 2001, the decrease in property occupancy and the loss recognized from the issuance of common shares by SNH, offset by the decrease in interest expense in 2001, property acquisitions in 2002 and 2001 and the increase in equity income from our investment in SNH. Net income available for common shareholders is net income reduced by preferred distributions and was $38.1 million, or $0.30 per common share, in the 2002 period, compared to $44.5 million, or $0.34 per common share in the 2001 period. The decrease reflects the foregoing factors and the partial distribution paid during the prior period on our preferred shares which were issued on February 22, 2001.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         FFO for the six months ended June 30, 2002, was $82.6 million compared to $84.3 million for the 2001 period. A reconciliation of net income to FFO for the six months ended June 30, 2002 and 2001, is as follows:

                                                                         Six Months Ended June 30,
                                                                   ---------------------------------------
                                                                          2002                  2001
                                                                   -----------------     -----------------
Income before equity in earnings of equity investments and
    extraordinary item                                                  $43,683               $47,311
Depreciation and non-cash expenses                                       31,341                29,747
Impairment of assets reversal                                                --                (3,955)
FFO from equity investments                                              17,480                18,169
Preferred distributions                                                  (9,875)               (6,967)
                                                                   -----------------     -----------------
    FFO                                                                 $82,629               $84,305
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

Our Investment and Financing Liquidity and Resources

         We have a $425 million unsecured revolving credit facility with a group of commercial banks, which includes a feature that allows it to be expanded, in certain circumstances, by up to $200 million. We use this credit facility to fund acquisitions and improvements and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and our desire to make distributions or our need to pay operating expenses. Borrowings under this credit facility bear interest at LIBOR plus a premium and mature in April 2005. Funds may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. At June 30, 2002, $23 million was outstanding and $402 million was available for borrowing under our revolving bank credit facility.

         At June 30, 2002, we had cash and cash equivalents of $13.5 million. We expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

         As of August 7, 2002, we had outstanding commitments aggregating approximately $101.8 million to acquire office buildings. The acquisition of these office buildings is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these office buildings will be acquired.

         Principal payments due during the next five years required under all of our debt obligations as of June 30, 2002, are $152.6 million in 2002, $5.6 million in 2003, $9.9 million in 2004, $130.1 million in 2005, $7.7 million in 2006 and $865.1 million thereafter.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         To the extent we borrow on the credit facility and, as the maturity dates of our credit facility and term debts approach over the longer term, we will explore various alternatives for the repayment of amounts due. Such alternatives in the short-term and long-term may include borrowings under our revolving credit facility, incurring additional long-term debt and issuing new equity securities. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. At June 30, 2002, we have $2.1 billion available on our effective $3 billion shelf registration statement. Although there can be no assurance that we will consummate any additional debt or equity offerings or other financings, we believe we will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

         Total assets were $2.9 billion at June 30, 2002, and $2.8 billion at December 31, 2001.

         During the six months ended June 30, 2002, we purchased 12 properties for $104.0 million and funded $18.6 million of improvements to our existing properties. These amounts were funded with a combination of cash on hand and borrowings under our revolving bank credit facility.

         At June 30, 2002, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of SNH with a carrying value of $168.4 million and a market value of $201.1 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of HPT with a carrying value of $99.2 million and a market value of $146.0 million. On August 7, 2002, the market values of our SNH and HPT shares were $151.5 million and $129.1 million, respectively.

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

         In April 2002 we issued unsecured senior notes totaling $200 million, raising net proceeds of $196.8 million. These notes bear interest at 6.95%, require semi-annual interest payments and mature in April 2012. The net proceeds from this offering were used to repay amounts outstanding under our revolving bank credit facility.

         In July 2002 we repurchased and retired $21.7 million of our $150 million 6.75% senior notes due 2002, at par plus a premium, using cash on hand and borrowings under our revolving bank credit facility. The premium paid plus the write-off of deferred financing fees and the unamortized original issue note discount totaling approximately $118,000 is expected to be recognized as an extraordinary loss in the period ending September 30, 2002.

         On July 3, 2002, we filed an application with the Securities and Exchange Commission to permit the sale of some of our shareholdings in our former subsidiaries, SNH and HPT, as well as new shares of ours to a new mutual fund to be organized by a subsidiary of REIT Management & Research LLC, the investment manager to us, SNH and HPT. The SEC review process for this application is expected to take several months. The decision as to whether to proceed with the fund creation and the sale of shares to the fund will depend upon market conditions if and after the application is approved, particularly the market price of our shares and of HPT and SNH shares and the uses of sales proceeds available to us at that time. If this application is approved and the fund is formed, we may have a new, cost-effective option to sell our shareholdings in these former subsidiaries and our own shares in a manner which is not likely to materially effect the trading prices of the shares. We continue to view our shareholdings of HPT and SNH as income producing long-term investments.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Covenants

         Our principal unsecured debt obligations at June 30, 2002, are our unsecured revolving credit facility and our $798 million of public debt. Our public debt is governed by indentures. These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. At June 30, 2002, we were in compliance with all of our covenants under our indentures and our credit agreement.

         In addition to our principal unsecured debt obligations, we have $350.0 million of mortgage notes outstanding at June 30, 2002. Our mortgage notes are secured by 25 of our properties.

         None of our indentures, our revolving bank credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

         Our public debt indentures contain cross default provisions to any other debts equal to or in excess of $20 million. Similarly, a default on any of our public indentures would constitute a default under our credit agreement.

         As of June 30, 2002, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2001. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future. At June 30, 2002, our outstanding fixed rate debt totaled $1.1 billion and consisted of the following notes:

               Amount                    Coupon                        Maturity
Unsecured senior notes:

             $150.0 million                6.75%                         2002
             $100.0 million                6.70%                         2005
              $90.0 million               7.875%                         2009
              $30.0 million               8.875%                         2010
              $20.0 million               8.625%                         2010
              $65.0 million               8.375%                         2011
             $200.0 million                6.95%                         2012
             $143.0 million                8.50%                         2013
             --------------
             $798.0 million

Secured notes:

               $3.4 million                9.12%                         2004
              $10.6 million                8.40%                         2007
              $17.2 million                7.02%                         2008
               $9.7 million                8.00%                         2008
               $8.7 million                7.66%                         2009
             $256.4 million               6.814%                         2011
              $44.0 million               6.794%                         2029
           ----------------
             $350.0 million

         No principal repayments are due on the unsecured senior notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if all of the unsecured senior notes and secured notes were to be refinanced at interest rates which are one percentage point higher than shown above, our per annum interest cost would increase by approximately $11.5 million.

         The secured notes are secured by 25 of our office properties located in 12 office complexes and require principal and interest payments through maturity.

         The market prices of each of our fixed rate obligations as of June 30, 2002, are sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balances outstanding at June 30, 2002, and discounted cash flow analyses, a hypothetical immediate one percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $62.6 million.

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

                              HRPT PROPERTIES TRUST

         Our unsecured revolving bank credit facility bears interest at floating rates and matures in 2005. At June 30, 2002, there was $23 million outstanding and $402 million available for borrowing under our revolving bank credit facility. Because our revolving bank credit facility bears interest at floating rates, changes in interest rates will not affect its value; however, changes in interest rates will affect our operating results. For example, the interest rate payable at June 30, 2002, was 2.6%. An immediate 10% change in that rate, or approximately 30 basis points, would increase or decrease our costs by $69,000, or $0.0005 per common share:

                                    Impact of Changes in Interest Rates
                           ----------------------------------------------------
                                                                Total Interest
                           Interest Rate      Outstanding           Expense
                              Per Year           Debt              Per Year
                           -------------    --------------     ----------------
                                                  (dollars in thousands)
      At June 30, 2002         2.6%             $23,000               $598
      10% reduction            2.3%             $23,000               $529
      10% increase             2.9%             $23,000               $667


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

         We are unable to predict the direction or amount of interest rate changes during the next year. As of June 30, 2002, we had $23 million outstanding under our revolving bank credit facility and we did not have any interest rate cap or other hedge agreements to protect against future rate increases, but we may enter such agreements in the future. In July 2002 we repurchased and retired $21.7 million of our $150 million 6.75% senior notes due in December 2002. A total of $128.3 million of these notes remains outstanding as of August 7, 2002, and will most likely be refinanced with other debt. A one percent increase or decrease from our current interest rate on these senior notes will change our interest expense by $1.3 million per year. Because these senior notes mature in December 2002, the effect of a change in interest rates on our interest expense for 2002 will be less. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

                              HRPT PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS foRM 10-Q AND INCLUDE REFERENCES TO PROPERTY ACQUISITIONS, DEBT and equity FINANCING POSSIBILITIES, INCLUDING THE REPAYMENT OF DEBT, future interest rate hedges, accounting estimates AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE to buy properties at acceptable prices or TO CONCLUDE DEBT and equity FINANCINGS ON ACCEPTABLE TERMS. ALSO, THE FACT THAT THE COMPANY HAS FILED AN APPLICATION WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") TO SELL ITS SHARES AND ITS SHAREHOLDINGS OF HPT AND SNH TO A FUND DOES NOT MEAN THAT SUCH SALES WILL OCCUR; THE SEC MAY NOT APPROVE THIS APPLICATION OR THE COMPANY MAY DECIDE NOT TO PROCEED WITH THIS SALE BECAUSE IT CONSIDERS THE MARKET PRICES OF THE SHARES TOO LOW, BECAUSE WE DO NOT HAVE AN ATTRACTIVE USE OF PROCEEDS OR FOR OTHER REASONS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

         On July 9, 2002, the Company granted 15,000 common shares pursuant to the Company's Incentive Share Award Plan to officers and certain employees of the Company's investment manager, REIT Management & Research LLC, valued at $8.68 per common share, the closing price of the common shares on the New York Stock Exchange on July 9, 2002. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Shareholders Meeting on May 7, 2002, Barry M. Portnoy and Frederick N. Zeytoonjian were re-elected to serve as trustees for a term of three years. There were 110,873,010 and 113,652,577 shares voted in favor of and 4,914,233 and 2,134,666 shares withheld from voting for the re-election of Mr. Portnoy and Mr. Zeytoonjian, respectively. Gerard M. Martin, Reverend Justinian Manning and Patrick F. Donelan continue to serve as trustees for terms ending in 2003, 2003 and 2004, respectively.

                              HRPT PROPERTIES TRUST


Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibits:

         10.1 Supplemental Indenture No. 10 dated as of April 10, 2002, between HRPT Properties Trust and State Street Bank & Trust Company, including form of 6.95% Senior Notes due 2012.

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Report on Form 8-K:

               1. Current Report on Form 8-K, dated April 4, 2002, relating to the issuance of $200,000,000 6.95% Senior Notes due 2012, and filing as exhibits, (a) Purchase Agreement, dated as of April 4, 2002, between HRPT Properties Trust and First Union Securities, Inc. pertaining to $200,000,000 in aggregate principal amount of 6.95% Senior Notes due 2012, (b) Form of Supplemental Indenture No. 10 dated as of April 10, 2002, between HRPT Properties Trust and State Street Bank and Trust Company, including form of 6.95% Senior Notes due 2012, (c) Opinion of Sullivan & Worcester LLP re: tax matters, and (d) Consent of Sullivan & Worcester LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HRPT PROPERTIES TRUST


                                     By:   /s/ John A. Mannix
                                           John A. Mannix
                                           President and Chief Operating Officer
                                           Dated:  August 9, 2002

                                     By:   /s/ John C. Popeo
                                           John C. Popeo
                                           Treasurer and Chief Financial Officer
                                           Dated:  August 9, 2002