Form 10-Q
period 2002-09-30
HRPT PROPERTIES TRUST
filed 2002-11-12
CIK 803649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-9317

                              HRPT PROPERTIES TRUST


        Maryland                                        04-6558834
(State of Incorporation)                    (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02458


                                  617-332-3990


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                                                         Shares outstanding
              Class                                      at November 4, 2002
---------------------------------------                  -------------------
Common shares of beneficial
    interest, $0.01 par value per share                      128,825,247

                              HRPT PROPERTIES TRUST


                                    FORM 10-Q

                               SEPTEMBER 30, 2002

                                      INDEX

                        PART I Financial Information Page

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - September 30, 2002 and
           December 31, 2001                                                  1

         Consolidated Statements of Income - Three and Nine Months Ended
           September 30, 2002 and 2001                                        2

         Consolidated Statements of Cash Flows - Nine Months Ended
           September 30, 2002 and 2001                                        3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11

         Certain Important Factors                                           12

PART II  Other Information

Item 6.  Exhibits and Report on Form 8-K                                     13

         Signatures                                                          14

         Certifications                                                      15

                                              HRPT PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS
                                  (dollars in thousands, except per share amounts)

                                                                                 September 30,        December 31,
                                                                                     2002                 2001
                                                                                --------------       --------------
                                                                                  (unaudited)           (audited)
ASSETS
Real estate properties, at cost:
    Land                                                                          $   320,315          $   302,601
    Buildings and improvements                                                      2,486,624            2,289,886
                                                                                  -----------          -----------
                                                                                    2,806,939            2,592,487
    Less accumulated depreciation                                                     266,493              219,140
                                                                                  -----------          -----------
                                                                                    2,540,446            2,373,347

Equity investments                                                                    265,519              273,442
Cash and cash equivalents                                                             185,182               50,555
Restricted cash                                                                         7,347                8,582
Rents receivable, net                                                                  55,737               46,847
Other assets, net                                                                      53,632               52,653
                                                                                  -----------          -----------
                                                                                  $ 3,107,863          $ 2,805,426
                                                                                  ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings on revolving credit facility                                                   $--                  $--
Senior notes payable, net                                                             772,843              757,505
Mortgage notes payable, net                                                           337,107              339,712
Accounts payable and accrued expenses                                                  38,548               32,888
Deferred rents                                                                          9,994                7,924
Security deposits                                                                       7,952                7,334
Due to affiliates                                                                      11,103                3,563

Commitments and contingencies                                                              --                   --

Shareholders' equity:
    Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized:
      Series A, 8,000,000 shares issued and outstanding                               193,086              193,086
      Series B, 12,000,000 and zero shares issued and
         outstanding, respectively                                                    290,180                   --
    Common shares of beneficial interest, $0.01 par value:  150,000,000 shares authorized, 128,825,247 and 128,808,747 shares issued and
      outstanding, respectively                                                         1,288                1,288
    Additional paid in capital                                                      1,945,753            1,945,610
    Cumulative net income                                                             978,931              903,752
    Cumulative common distributions                                                (1,449,790)          (1,372,503)
    Cumulative preferred distributions                                                (29,132)             (14,319)
    Unrealized holding loss on investments                                                 --                 (414)
                                                                                  -----------          -----------
      Total shareholders' equity                                                    1,930,316            1,656,500
                                                                                  -----------          -----------
                                                                                  $ 3,107,863          $ 2,805,426
                                                                                  ===========          ===========

See accompanying notes

                                                       HRPT PROPERTIES TRUST

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (amounts in thousands, except per share amounts)
                                                             (unaudited)

                                                                       Three Months Ended                     Nine Months Ended
                                                                          September 30,                         September 30,
                                                                  ----------------------------           -------------------------
                                                                       2002             2001                2002            2001
                                                                  -----------       ----------           ---------       ----------
REVENUES:
    Rental income                                                  $ 100,863        $  95,589            $ 298,534        $ 289,395
    Interest and other income                                          1,204            1,195                2,937            5,865
                                                                   ---------        ---------            ---------        ---------
      Total revenues                                                 102,067           96,784              301,471          295,260
                                                                   ---------        ---------            ---------        ---------

EXPENSES:
    Operating expenses                                                37,339           34,247              109,222          104,424
    Interest (including amortization of note discounts
      and deferred financing fees)                                    21,346           21,986               64,505           68,654
    Depreciation and amortization                                     16,928           15,371               49,731           45,913
    General and administrative                                         3,916            4,061               11,792           11,794
    Reversal of impairment of assets                                      --               --                   --           (3,955)
                                                                   ---------        ---------            ---------        ---------
      Total expenses                                                  79,529           75,665              235,250          226,830
                                                                   ---------        ---------            ---------        ---------

Income before equity in earnings of equity investments
    and extraordinary item                                            22,538           21,119               66,221           68,430

Equity in earnings of equity investments                               4,784            4,280               13,842           10,630
Loss on equity transactions of equity investments                         --           (5,636)              (1,421)          (5,636)
                                                                   ---------        ---------            ---------        ---------
Income before extraordinary item                                      27,322           19,763               78,642           73,424

Extraordinary item - early extinguishment of debt                       (119)              --               (3,463)          (2,149)
                                                                   ---------        ---------            ---------        ---------
Net income                                                            27,203           19,763               75,179           71,275
Preferred distributions                                               (6,250)          (4,938)             (16,125)         (11,905)
                                                                   ---------        ---------            ---------        ---------
Net income available for common shareholders                       $  20,953        $  14,825            $  59,054        $  59,370
                                                                   =========        =========            =========        =========

Weighted average common shares outstanding                           128,824          129,937              128,814          130,710
                                                                   =========        =========            =========        =========

Basic and diluted earnings per common share:
    Income before extraordinary item                               $    0.16        $    0.11            $    0.49        $    0.47
    Extraordinary item - early extinguishment of debt                     --               --                (0.03)           (0.02)
                                                                   ---------        ---------            ---------        ---------
    Net income                                                     $    0.16        $    0.11            $    0.46        $    0.45
                                                                   =========        =========            =========        =========

See accompanying notes

                                             HRPT PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (dollars in thousands)
                                                    (unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                    --------------------------------
                                                                                       2002                2001
                                                                                    -----------        -------------
Cash flows from operating activities:
   Net income                                                                        $  75,179          $  71,275
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                                     47,434             44,405
       Amortization of note discounts and deferred financing fees                        3,980              3,597
       Other amortization                                                                2,297              1,508
       Reversal of impairment of assets                                                     --             (3,955)
       Equity in earnings of equity investments                                        (13,842)           (10,630)
       Loss on equity transactions of equity investments                                 1,421              5,636
       Distributions of earnings from equity investments                                13,842             10,630
       Extraordinary item                                                                  240              2,149
       Change in assets and liabilities:
           Increase in rents receivable and other assets                               (14,331)           (15,630)
           Increase (decrease) in accounts payable and accrued expenses                  5,660            (10,178)
           Increase (decrease) in deferred rents                                         2,070                (94)
           Increase in security deposits                                                   618                290
           Increase (decrease) in due to affiliates                                      7,540             (4,689)
                                                                                     ---------          ---------
       Cash provided by operating activities                                           132,108             94,314
                                                                                     ---------          ---------

Cash flows from investing activities:
   Real estate acquisitions and improvements                                          (215,159)           (31,438)
   Distributions in excess of earnings from equity investments                           6,502              9,338
   Proceeds from repayment of real estate mortgages receivable                              --             10,404
   Proceeds from sale of real estate                                                       740             10,444
   Decrease in restricted cash                                                           1,235             16,258
                                                                                     ---------          ---------
       Cash (used for) provided by investing activities                               (206,682)            15,006
                                                                                     ---------          ---------

Cash flows from financing activities:
   Repurchase of common shares                                                              --            (20,803)
   Proceeds from issuance of preferred shares                                          290,180            193,086
   Proceeds from borrowings                                                            566,768                 --
   Payments on borrowings                                                             (555,289)          (205,691)
   Deferred finance costs                                                                 (358)            (6,737)
   Distributions to common shareholders                                                (77,287)           (78,603)
   Distributions to preferred shareholders                                             (14,813)            (9,382)
                                                                                     ---------          ---------
       Cash provided by (used for) financing activities                                209,201           (128,130)
                                                                                     ---------          ---------

Increase (decrease) in cash and cash equivalents                                       134,627            (18,810)
Cash and cash equivalents at beginning of period                                        50,555             92,681
                                                                                     ---------          ---------
Cash and cash equivalents at end of period                                           $ 185,182          $  73,871
                                                                                     =========          =========

Supplemental cash flow information:
   Interest paid (including capitalized interest paid of $2,832 and $603,
       respectively)                                                                 $  60,214          $  70,640

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

Note 2.  Comprehensive Income

         The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2002 and 2001:

                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                     ------------------------------    ----------------------------
                                                         2002              2001            2002             2001
                                                     ------------     -------------    ------------    -----------
Net income                                             $27,203           $19,763         $75,179          $71,275
Other comprehensive income:
   Unrealized holding gains (losses) on
     investments                                         1,713               (95)          1,713            4,964
   Less:  reclassification adjustment for gains
     realized in net income                             (1,299)               --          (1,299)              --
                                                     ------------     -------------    ------------     -----------
   Net unrealized gains (losses)                           414               (95)            414            4,964
                                                     ------------     -------------    ------------     -----------
Comprehensive income                                   $27,617           $19,668         $75,593          $76,239
                                                     ============     =============    ============     ===========

         During the nine months ended September 30, 2002, the Company sold all of its marketable equity securities for $12,878 and realized gains of $1,299 that are included in other income on the Company's consolidated statements of income.

Note 3.  Equity Investments

         At September 30, 2002, the Company had the following equity investments in Senior Housing Properties Trust ("SNH") and Hospitality Properties Trust ("HPT") and realized the following equity in earnings from those investments:

                       Equity Investments                                    Equity in Earnings
              --------------------------------       --------------------------------------------------------------
                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                September 30,     December 31,       ------------------------------    ----------------------------
                   2002              2001               2002              2001             2002            2001
              --------------    --------------       ------------     -------------    ------------     -----------

   SNH           $167,283         $171,969              $2,836            $2,343          $8,019           $4,890
   HPT             98,236          101,473               1,948             1,937           5,823            5,740
              --------------    --------------       ------------     -------------    ------------     -----------
                 $265,519         $273,442              $4,784            $4,280         $13,842          $10,630
              ==============    ==============       ============     =============    ============     ===========

                             HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)

         At September 30, 2002, the Company owned 12,809,238 common shares, or 21.9%, of SNH with a carrying value of $167,283 and a market value, based on quoted market prices, of $143,720, and 4,000,000 common shares, or 6.4%, of HPT with a carrying value of $98,236 and a market value, based on quoted market prices, of $132,480. In February 2002 SNH completed a public offering of common shares. As a result of this transaction, the Company's ownership percentage of SNH was reduced from 29.5% at December 31, 2001, to 21.9% at September 30, 2002, and the Company recognized a non cash loss of $1,421 as a result of this sale by SNH at a price below the Company's carrying value of its SNH shares. The Company's two managing trustees are also managing trustees of SNH and HPT, and owners of Reit Management & Research LLC, which is the investment manager to the Company, SNH and HPT. The Company's investments in SNH and HPT are accounted for using the equity method of accounting.

Note 4.  Real Estate Properties

         During the nine months ended September 30, 2002, the Company acquired 13 properties for $176,692 and funded $38,467 of improvements to its existing properties. The Company also sold one property in January 2002 for net cash proceeds of $740. One property with an undepreciated book value of $81,367 as of September 30, 2002, has been undergoing an extensive redevelopment expected to be substantially complete in the fourth quarter of 2002. This property was pre-leased and rent is expected to commence prior to the end of 2002. During redevelopment, no rental income or depreciation is being recognized, and redevelopment costs, including interest, are being capitalized.

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

         In July 2002 the Company repurchased and retired $21,720 of its $150,000 6.75% senior notes due in December 2002, at par plus a premium, using cash on hand and borrowings under its revolving bank credit facility. The premium paid plus the write-off of deferred financing fees and the unamortized original issue note discount totaled $119 and was recognized as an extraordinary loss in the period ending September 30, 2002.

         The Company's public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on preferred and common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility.

 Note 6.  Shareholders' Equity

         In July 2002, 15,000 common shares with an aggregate market value of $130 were granted to officers of the Company and employees of the Company's investment manager. One-third of these shares vest immediately and the balance vests over a two-year period. The Company includes the value of granted shares in general and administrative expenses.

         In September 2002 the Company issued 12,000,000 series B cumulative redeemable preferred shares in a public offering for net proceeds of $290,180. Each series B preferred share requires dividends of $2.1875 per annum, payable in equal quarterly payments. Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at the Company's option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007. The proceeds from this offering were used to repay amounts outstanding under the Company's revolving bank credit facility, to prepay debt and to acquire properties.

                              HRPT PROPERTIES TRUST

                (dollars in thousands, except per share amounts)

Note 7.  New Accounting Prouncements

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. The Company will be required to implement FAS 145 on January 1, 2003. Upon implementation, the Company will reclassify all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.

Note 8.  Subsequent Events

         In October 2002, the Company declared a distribution on its common shares with respect to the quarter ended September 30, 2002, of $0.20 per common share, or $25,800, which will be paid on or about November 22, 2002, to shareholders of record on October 22, 2002. The Company also announced a distribution on its series A cumulative redeemable preferred shares of $0.6172 per share, or $4,938 and a partial quarter's distribution on its series B cumulative redeemable preferred shares of $0.3828 per share, or $4,594 which will be paid on or about November 15, 2002, to shareholders of record as of November 1, 2002.

         In  October  2002  the  Company   purchased  three  commercial   office
properties for $236,250 plus closing costs, using cash on hand and borrowings under its revolving bank credit facility.

         Also, in October 2002, the Company redeemed at par plus accrued interest, the outstanding balance of $128,280 of its 6.75% notes due in December 2002. During the fourth quarter of 2002, the Company will realize an extraordinary loss of $45 as a result of the write off of unamortized issuance costs in connection with this redemption.

                              HRPT PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2002 and 2001, and should be read in conjunction with our Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

         Total revenues for the three months ended September 30, 2002, increased to $102.1 million from $96.8 million for the three months ended September 30, 2001. Rental income increased in 2002 by $5.3 million primarily as a result of our acquisition of 13 properties in 2002 and two properties in 2001. This increase was partially offset by a decline in rents resulting from the decrease in property occupancy during the 2002 period compared to the 2001 period.

         Total expenses for the three months ended September 30, 2002, increased to $79.5 million from $75.7 million for the three months ended September 30, 2001, due primarily to increases in operating expenses and depreciation and amortization, offset by a decrease in interest expense. Operating expenses and depreciation and amortization expenses increased by $3.1 million and $1.6 million, respectively, primarily as a result of the acquisition of properties in 2002 and 2001. Interest expense decreased by $640,000. The decrease in interest expense results from lower interest rates and capitalization of interest on debt allocable to a property being redeveloped during 2002, partially offset by interest incurred to finance property acquisitions.

         Equity in earnings of equity investments increased by $504,000 for the three months ended September 30, 2002, compared to the same period in 2001 due primarily to an increase in earnings from Senior Housing Properties Trust ("SNH"). Also, a loss on equity transactions of equity investments of $5.6 million was recognized in the 2001 third quarter, reflecting the issuance of common shares by SNH at a price below our per share carrying value.

         Net income before preferred distributions was $27.2 million for the 2002 period, and $19.8 million for the 2001 period. Net income available for common shareholders is net income reduced by preferred distributions and was $21.0 million, or $0.16 per common share, in the 2002 period, compared to $14.8 million, or $0.11 per common share in the 2001 period. The increases in both net income and net income available for common shareholders is due primarily to property acquisitions in 2002 and 2001, the decrease in interest expense, the increase in equity income from our investment in SNH and the prior period loss recognized from the issuance of common shares by SNH, offset by the decrease in rents from lower occupancies in continuing properties. Net income available for common shareholders for the three months ended September 30, 2002, also includes a partial period deduction for preferred distributions on our series B preferred shares that were issued in September 2002.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

         Total revenues for the nine months ended September 30, 2002, increased to $301.5 million from $295.3 million for the nine months ended September 30, 2001. Rental income increased in 2002 by $9.1 million and interest and other income decreased in 2002 by $2.9 million, compared to the prior period. Rental income increased primarily from the acquisition of 13 properties in 2002 and two properties in 2001, offset by decreases resulting from the sale of four properties in 2001, and a decline in property occupancy during the 2002 period from the 2001 period. Interest and other income decreased primarily as a result of lower cash balances invested in 2002 compared to 2001 and lower interest rates.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Total expenses for the nine months ended September 30, 2002, increased to $235.3 million from $226.8 million for the nine months ended September 30, 2001. This increase results from operating expenses and depreciation and amortization from buildings purchased in 2002 and 2001, and the reversal of an impairment loss reserve totaling $4.0 million recognized in 2001 offset by a decrease in interest expense. Interest expense decreased by $4.1 million during the nine months ended September 30, 2002, compared to the prior year period, primarily as a result of the repayment of debt during the first quarter of 2001 and capitalization of interest during the 2002 period with respect to debt allocable to a property being redeveloped, partially offset by interest on debt incurred to finance acquisitions in 2002.

         Equity in earnings of equity investments increased by $3.2 million for the nine months ended September 30, 2002, compared to the same period in 2001 primarily due to an increase in earnings from SNH. A loss on equity transactions of equity investments of $1.4 million was recognized in 2002 from the issuance of common shares by SNH at a price below our per share carrying value, compared to a loss of $5.6 million recognized in 2001.

         Net income before preferred distributions increased to $75.2 million for the 2002 period, from $71.3 million for the 2001 period. The increase is due primarily to property acquisitions in 2002 and 2001, capitalized interest on debt allocable to a property in redevelopment during 2002, a smaller loss recognized from the issuance of common shares by SNH in 2002 compared to 2001, and the increase in equity income from our investment in SNH, offset by the reversal of an impairment loss reserve in 2001, lower interest income on invested cash balances, the extraordinary loss recognized from the prepayment of debt in 2002, assets sold during 2001 and a decrease in property occupancy. Net income available for common shareholders is net income reduced by preferred distributions and was $59.1 million, or $0.46 per common share, in the 2002 period, compared to $59.4 million, or $0.45 per common share in the 2001 period. The decrease reflects the foregoing factors, distributions accrued during 2002 on our series B preferred shares which were issued in September 2002 and the partial period distribution paid during 2001 on our series A preferred shares issued in February 2001.

Liquidity and Capital Resources

Our Operating Liquidity and Resources

         Our principal sources of funds for current expenses and for distributions to shareholders are our operations, primarily rents from our properties and, to a lesser extent, distributions received from our equity investments. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. This flow of funds has historically been sufficient for us to pay day-to-day operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

         We have a $425 million unsecured revolving credit facility with a group of commercial banks, which may be expanded, in certain circumstances, by up to $200 million. We use this credit facility to fund acquisitions and improvements and to accommodate occasional cash needs which may result from timing differences between our receipt of rents and our desire to make distributions or our need to pay operating expenses. Borrowings under this credit facility bear interest at LIBOR plus a premium and mature in April 2005. Funds may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.

         At September 30, 2002, there were no amounts outstanding and the entire $425 million was available for borrowing under this credit facility, and we had cash and cash equivalents of $185.2 million. In October 2002 we used substantially all of this cash, supplemented by draws of $197 million on our credit facility, to repay $128.3 million of debt and acquire properties for $236.3 million. In the future we expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund additional property acquisitions and meet substantially all of our debt principal repayment obligations.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of November 4, 2002, we had outstanding commitments aggregating approximately $28.5 million to acquire office buildings. The acquisition of these office buildings is subject to various closing conditions customary in real estate transactions and we do not know when or if these office buildings will be acquired.

         Principal payments due during the next five years required under all of our debt obligations as of September 30, 2002, are $129.9 million in 2002, $5.6 million in 2003, $9.9 million in 2004, $107.1 million in 2005, $7.7 million in 2006 and $865.1 million thereafter. As noted above, we paid $128.3 million of our 2002 debt maturities in October 2002.

         To the extent we borrow on our credit facility and, as the maturity dates of our credit facility and term debts approach over the longer term, we will explore various alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include borrowings under our revolving credit facility, incurring additional long term debt and issuing new equity securities. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. As of September 30, 2002, we had $1.8 billion available on our effective $3 billion shelf registration statement. Although there can be no assurance that we will consummate any additional debt or equity offerings or other financings, we believe we will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

         At September 30, 2002, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of SNH with a carrying value of $167.3 million and a market value of $143.7 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of Hospitality Properties Trust ("HPT") with a carrying value of $98.2 million and a market value of $132.5 million. On November 4, 2002, the market values of our SNH and HPT shares were $133.7 million and $134.1 million, respectively. On July 3, 2002, we filed an application with the Securities and Exchange Commission to permit the sale of some of our shareholdings in our former subsidiaries, SNH and HPT, as well as new shares of ours to a new mutual fund to be organized by a subsidiary of Reit Management & Research LLC, the investment manager to us, SNH and HPT. The SEC review process for this application is expected to take several months. The decision as to whether to proceed with the fund creation and the sale of shares to the fund will depend upon market conditions if and after the application is approved, particularly the market price of our shares and of HPT and SNH shares and the uses of sales proceeds available to us at that time.

Debt Covenants

         Our principal unsecured debt obligations at September 30, 2002, are our unsecured revolving credit facility and our $776.3 million of public debt. Our public debt is governed by indentures. These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, and require us to maintain other ratios, as defined. Our credit facility also includes a covenant which limits the amount of aggregate distributions on preferred and common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility. At September 30, 2002, we were in compliance with all of our covenants under our indentures and our credit agreement.

         In addition to our principal unsecured debt obligations, we have $349.0 million of mortgage notes outstanding at September 30, 2002. Our mortgage notes are secured by 25 of our properties.

         None of our indentures, our revolving bank credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

         Our public debt indentures contain cross default provisions to any other debts equal to or in excess of $20 million. Similarly, a default on any of our public debt indentures would constitute a default under our credit agreement.

                              HRPT PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of September 30, 2002, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

                              HRPT PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in our exposures to market changes in interest rates or the manner in how we manage our exposures since December 31, 2001, other than an increase in the amount outstanding on our revolving credit facility, which occurred subsequent to September 30, 2002. The following table shows the impact a 10% change in interest rates would have on our floating rate interest expense:

                                    Impact of Changes in Interest Rates
                           ----------------------------------------------------
                                                                Total Interest
                           Interest Rate      Outstanding           Expense
                              Per Year           Debt              Per Year
                           -------------    --------------     ----------------
                                           (dollars in thousands)
    At November 4, 2002        2.6%            $197,000             $5,122
    10% reduction              2.3%            $197,000             $4,531
    10% increase               2.9%            $197,000             $5,713



Item 4.  Controls and Procedures

a) Within the 90 days prior to the date of this report, management of the Company carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the Company's evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              HRPT PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE REFERENCES TO PROPERTY ACQUISITIONS, DEBT AND EQUITY FINANCING POSSIBILITIES, INCLUDING THE REPAYMENT OF DEBT, ACCOUNTING ESTIMATES AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE, WE MAY BE UNABLE TO BUY PROPERTIES AT ACCEPTABLE PRICES OR TO CONCLUDE DEBT AND EQUITY FINANCINGS ON ACCEPTABLE TERMS. ALSO, THE FACT THAT THE COMPANY HAS FILED AN APPLICATION WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") TO SELL ITS SHARES AND ITS SHAREHOLDINGS OF HPT AND SNH TO A FUND DOES NOT MEAN THAT SUCH SALES WILL OCCUR; THE SEC MAY NOT APPROVE THIS APPLICATION OR THE COMPANY MAY DECIDE NOT TO PROCEED WITH THIS SALE BECAUSE IT CONSIDERS THE MARKET PRICES OF THE SHARES TOO LOW, BECAUSE WE DO NOT HAVE AN ATTRACTIVE USE OF PROCEEDS OR FOR OTHER REASONS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.


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

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  4.1 Articles Supplementary relating to the 8 3/4% Series B Cumulative Redeemable Preferred Shares.

                  12.1     Computation of Ratio of Earnings to Fixed Charges

                  12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  1. Current Report on Form 8-K, dated September 4, 2002, relating to the filing of a preliminary prospectus supplement to the Company's existing shelf registration statement for the sale of Series B cumulative redeemable preferred shares.

                  2. Current Report on Form 8-K, dated September 6, 2002, relating to the issuance and sale of 11,000,000 shares of a new series of preferred shares, 8 3/4% Series B Cumulative Redeemable Preferred Shares, and filing as exhibits, (a) Purchase Agreement, dated as of September 6, 2002, between HRPT Properties Trust and the several underwriters named therein, pertaining to 11,000,000 8 3/4% Series B Cumulative Redeemable Preferred Shares, (b) form of Articles Supplementary relating to the 8 3/4% Series B Cumulative Redeemable Preferred Shares, (c) Form of temporary 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate, (d) Opinion of Sullivan & Worcester LLP re: tax matters, (e) computation of Ratio of Earnings to Fixed Charges, (f) computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions, (g) computation of Pro Forma Ratio of Earnings to Fixed Charges, (h) computation of Pro Forma Ratio of Earnings to Combined Fixed Charges and Preferred Distributions, and (i) Consent of Sullivan & Worcester LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HRPT PROPERTIES TRUST


                                  By:  /s/ John A. Mannix
                                       ---------------------------------------
                                       John A. Mannix
                                       President and Chief Operating Officer
                                       Dated:  November 12, 2002

                                  By:  /s/ John C. Popeo
                                       ---------------------------------------
                                       John C. Popeo
                                       Treasurer and Chief Financial Officer
                                       Dated:  November 12, 2002

I, John A. Mannix, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of HRPT Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 12, 2002       /s/ John A. Mannix
              -----------------------     -----------------------------
                                          John A. Mannix
                                          President and Chief Operating Officer

I, John C. Popeo, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of HRPT Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 12, 2002       /s/ John C. Popeo
               ----------------------     -------------------------------------
                                          John C. Popeo
                                          Treasurer and Chief Financial Officer

I, Barry M. Portnoy, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of HRPT Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 12, 2002       /s/ Barry M. Portnoy
               ----------------------     -------------------------------------
                                          Barry M. Portnoy
                                          Managing Trustee

I, Gerard M. Martin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of HRPT Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 12, 2002         /s/ Gerard M. Martin
              -----------------------     ---------------------------------
                                          Gerard M. Martin
                                          Managing Trustee