Form 10-K
period 2002-12-31
HRPT PROPERTIES TRUST
filed 2003-03-28
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9317

HRPT PROPERTIES TRUST

Maryland	04-6558834
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-332-3990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange
9 7/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
8 3/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☒  No  ☐

The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.1 billion based on the $8.85 closing price per common share for such stock on the New York Stock Exchange on June 28, 2002.  For purposes of this calculation, 1,000,000 common shares held by Senior Housing Properties Trust and an aggregate of 1,388,795 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 12, 2003:  128,918,077.

References in this Annual Report on Form 10-K to the “Company”, “HRP”, “we”, “us” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Information required by Items 10, 11, 12 and 13 of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 6, 2003.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS WITH RESPECT TO OUR ABILITY TO LEASE OUR PROPERTIES TO TENANTS, OUR TENANTS’ ABILITY TO PAY RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS.  ALSO, WHENEVER WE USE THE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS, COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE:  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES; RENTS WHICH WE CAN ACHIEVE AT OUR PROPERTIES MAY DECLINE; OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; AND WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES FOR NEW PROPERTIES.  THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR OFFICE SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE HEADINGS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “HRPT PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HRPT PROPERTIES TRUST

2002 FORM 10-K ANNUAL REPORT

Table of Contents

Part I

PART I

Item 1.  Business

The Company.  We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland.  Our primary business is the ownership and operation of office buildings.

As of December 31, 2002, we owned 212 office properties for a total investment of $3.1 billion at cost and a depreciated book value of $2.8 billion.  In addition, we owned minority equity positions in two former subsidiary REITs which are now separately listed on the New York Stock Exchange: Senior Housing Properties Trust and Hospitality Properties Trust.  At December 31, 2002, the carrying book value of our equity ownership of Senior Housing and Hospitality Properties was $166.5 million and $97.6 million, respectively, and the market value of these equity positions was $135.9 million and $140.8 million, respectively.

Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

Investment Policy.  Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.  Our investment goals are current income for distribution to shareholders, capital growth from appreciation in the value of properties, and preservation and protection of shareholders’ capital.  Our income is derived primarily from rent.

In evaluating potential investments and asset sales, we consider factors such as: the historical and projected rents received and likely to be received from the property; the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties; the growth, tax and regulatory environments of the market in which the property is located; the quality, experience, and credit worthiness of the property’s tenants; occupancy and demand for similar properties in the same or nearby markets; the construction quality, physical condition and design of the property; the geographic area and type of property; and the pricing of comparable properties as evidenced by recent arm’s length market sales.

We intend to acquire properties which will enhance the diversity of our portfolio with respect to tenants, types of services provided and locations.  However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

We prefer wholly-owned investments in fee interests.  However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests.  We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure.  We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase or otherwise.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies.  No such mergers or strategic combinations are under active consideration at this time.  However, we may undertake such considerations in the future.  A principal goal of any such transaction will be to expand our investments and diversify our revenue sources.

Disposition Policy.  From time to time we consider the sale of one or more properties or investments.  Disposition decisions are made based on a number of factors including, but not limited to, the following:

•             the proposed sale price;

•             the strategic fit of the property or investment with the rest of our portfolio; and

•             the existence of alternative sources, uses or needs for capital.

Financing Policy.  We currently intend to employ conservative financing policies in pursuit of our growth strategies.  We currently have a revolving bank credit facility for $560 million, which includes an accordian feature that allows it to be expanded, in certain circumstances, up to $625 million.  The revolving bank credit facility (which is guaranteed by most of our subsidiaries) is used for acquisition funding on an interim basis until equity or long term debt is raised and for working capital and general business purposes.  At December 31, 2002, $37 million was outstanding under our revolving bank credit facility.  In December 2002 this credit facility was amended to extend the maturity date and to increase the maximum borrowing from $425 million to $560 million; $497 million is available for borrowing to April 2006 and the full $560 million is available for borrowing to April 2005.

Our credit facility and our senior note indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth.  Our board of trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods.  Only 25 of our properties are encumbered by mortgages.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis (or a secured basis, subject to limitations present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities.  We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

The borrowing guidelines established by our board of trustees and covenants in various debt agreements prohibit us from maintaining a debt to total asset value, as defined, of greater than 55%.  Our declaration of trust also limits our borrowings.  We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total capitalization accordingly.

Investment Manager.  Our day-to-day operations are conducted by Reit Management & Research LLC, or RMR, our investment manager.  RMR originates and presents investment opportunities to our board of trustees.  RMR also provides property management services to us and an RMR affiliate provides garage management services at one of our properties.  RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300.  RMR also acts as the investment manager to Hospitality Properties and Senior Housing and has other business interests.  The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; and John C. Popeo, Vice President and Treasurer.  Messrs. Mannix, Popeo and Lepore and Ms. Clark are also our officers.

Employees.  We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 12, 2003, RMR had approximately 280 full-time employees.

Competition.  Investing in and operating office buildings is a very competitive business.  We compete against other REITs, numerous financial institutions, numerous individuals and public and private companies who are actively engaged in this business.  We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets.  Many of our competitors have greater financial and management resources than we have.  We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

Environmental Matters.  Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such contamination.  These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with contamination.  We reviewed environmental surveys of the properties we own prior to their purchase.  Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination.  However, no assurances can be given that environmental liabilities are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website.  Our internet address is www.hrpreit.com.  We make available, free of charge, through the "SEC Filings" tab under the "Financials" section of our internet website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC.

FEDERAL INCOME TAX CONSIDERATIONS

The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•             a bank, life insurance company, regulated investment company, or other financial institution;

•             a broker or dealer in securities or foreign currency;

•             a person who has a functional currency other than the U.S. dollar;

•             a person who acquires our shares in connection with employment or other performance of services;

•             a person subject to alternative minimum tax;

•             a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction, or conversion transaction; or

•             except as specifically described in the following summary, a tax-exempt entity or a foreign person.

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary.  For example, President Bush has recently proposed eliminating federal tax on dividends to the extent the dividends are derived from previously taxed income.  Federal income taxation of REIT dividends would not change under this proposal because REITs generally do not pay federal income tax on their net income.  As a result of the general exemption from federal income tax, under existing law REITs may enjoy a relative value advantage over dividend-paying corporations that are not REITs.  If legislation is enacted which eliminates or reduces federal tax on corporate dividends but not REIT dividends, the market price of our shares may decline.  We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations which are in effect as of the date of this Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences may differ depending on whether or not you are a “U.S. shareholder.”  For purposes of this summary, a “U.S. shareholder” for federal income tax purposes is:

•             a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•             an entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations;

•             an estate the income of which is subject to federal income taxation regardless of its source; or

•             a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996, to the extent provided in Treasury regulations;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  A portion of these dividends may be treated as capital gain dividends, as explained below.  No portion of any dividends are eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2002 taxable years, and that our current investments and plan of operation enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•             We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including our undistributed net capital gains.

•             If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

•             If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

•             If we have net income from prohibited transactions, including dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

•             If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•             If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

•             If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain recognized in the disposition.

•             If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•             As summarized below, REITs are permitted within limits to own stock and securities of a “taxable REIT subsidiary.”  A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in those countries.  If we continue to operate as we currently do, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax.  As a result, the cost of foreign taxes imposed on our foreign investments cannot be recovered by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

(6)           that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)           that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2002, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares.  In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6).  However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations.  Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares.  Under our declaration of trust, our shareholders are required to respond to these requests for information.

For purposes of condition (6), REIT shares held by a pension trust are treated as held directly by the pension trust’s beneficiaries in proportion to their actuarial interests in the pension trust.  Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below, if a REIT is a “pension-held REIT,” each pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

We have invested and may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries.  Among other requirements, a taxable REIT subsidiary must:

(1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

(2) join with us in making a taxable REIT subsidiary election;

(3) not directly or indirectly operate or manage a lodging facility or a health care facility; and

(4) not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility.

In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary.  Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status during all times each subsidiary’s taxable REIT subsidiary election remains in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year.  However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment.  There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•             At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

•             At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

For purposes of these two requirements, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

In order to qualify as “rents from real property” under Section 856 of the Internal Revenue Code, several requirements must be met:

•             The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

•             Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust restricts transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the Internal Revenue Code.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code’s attribution rules.

•             For our 2001 taxable year and thereafter, there is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary.  If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•             In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

•             If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify.  For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented.  For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

•             own our assets for investment with a view to long-term income production and capital appreciation;

•             engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

•             make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

•             our failure to meet the test was due to reasonable cause and not due to willful neglect;

•             we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

•             any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•             At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

•             Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•             Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities.  For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

•             For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests.  However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

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

Our Investment in Senior Housing.  We continue to own a minority of Senior Housing shares, and we expect Senior Housing to qualify as a REIT under the Internal Revenue Code.  For any of our taxable years in which Senior Housing qualifies as a REIT, our investment in Senior Housing will count favorably toward the REIT asset tests and the dividends we receive from Senior Housing will count as qualifying income under both REIT gross income tests.  However, because we do not and cannot control Senior Housing’s compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing in filing a protective taxable REIT subsidiary election under Section 856(l) of the Internal Revenue Code, effective January 1, 2001, and we have reaffirmed this protective election every January 1 since then.  Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing were not a REIT, it would instead be considered one of our taxable REIT subsidiaries.  As one of our taxable REIT subsidiaries, we believe that Senior Housing’s failure to qualify as a REIT would not jeopardize our own qualification as a REIT.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(A)          the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(B)           the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

Prior to our 2001 taxable year, the preceding 90% percentages were 95%.  The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.  Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary and desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status.  We can provide no assurance that financing would be available for these purposes on favorable terms.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.  Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 12 years.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.  In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property.  While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

Taxation of U.S. Shareholders

As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)           we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)           each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

(3)           each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay;

(4)           each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay; and

(5)           both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property.  If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.  We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportionate among all classes of our shares.

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder’s shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%.  No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares which are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

Tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income.  This percentage is equal to the ratio of:

(1)           the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

(2)           the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.  A REIT is a pension-held REIT if:

•             the REIT is “predominantly held” by tax-exempt pension trusts; and

•             the REIT would fail to satisfy the “closely held” ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT’s stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT’s stock or beneficial interests, own in the aggregate more than 50% by value of the REIT’s stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not be a pension-held REIT.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States.  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts.  We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS.  If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S.

shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 30%, but this rate is scheduled to fall to 28% over the next several years.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder’s federal income tax liability.

A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•             provides the U.S. shareholder’s correct taxpayer identification number; and

•             certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above.  Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Other Tax Consequences

Our and our shareholders’ federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders. Revisions to federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

•             their investment in our shares satisfies the diversification requirements of ERISA;

•             the investment is prudent in light of possible limitations on the marketability of our shares;

•             they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

•             the investment is otherwise consistent with their fiduciary responsibilities.

Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as “non-ERISA plans,” should consider that a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

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

“Plan Assets” Considerations

The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  All our outstanding shares have been registered under the Exchange Act.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control.  Our common shares and our preferred shares have been widely held and we expect our common shares and our preferred shares to continue to be widely held.  We expect the same to be true of any additional class of preferred stock that we may issue, but we can give no assurance in that regard.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•             any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•             any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•             any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•             any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of  our counsel Sullivan & Worcester LLP that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.  Properties

General.  At December 31, 2002, approximately 92% of our total investments were in office buildings, 5% represented by our equity investment in Senior Housing and 3% represented by our equity investment in Hospitality Properties.  We believe that the physical plant of each of the properties in which we have invested is suitable and adequate for our present and any currently proposed uses.  At December 31, 2002, we had real estate investments totaling $3.1 billion at cost in 212 office properties that were leased to approximately 1,000 tenants.

The following discussion and tables summarize some additional information about our properties as of December 31, 2002.

Occupancy for all properties owned on December 31, 2002 and 2001 was 92%.  These results reflect average occupancy rates of approximately 96% at properties that were acquired by us during 2002, and decreases in occupancy rates at properties we owned continuously since October 1, 2001, or at our comparable properties, as follows (square feet in thousands):

	All Properties		Comparable Properties
	2002	2001	2002	2001

Total properties	212	190	187	187
Total square feet	23,256	19,307	18,835	18,835
Square feet leased(1)	21,416	17,726	17,197	17,607
Percentage leased	92.1%	91.8%	91.3%	93.5%

(1)     Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Rents charged for 651,000 square feet of office space which was renewed or released during the quarter ended December 31, 2002, was approximately 3% lower than rents previously charged for the same space.  Actual rental rates at which available space will be relet will depend on prevailing market conditions at that time which could further decrease rental and occupancy rates and adversely affect our revenues and results of operations in future periods.  Approximately 30% of our occupied square feet is scheduled to expire through December 31, 2005, as follows (amounts in thousands):

	Total	2003	2004	2005	2006 and After
Metro Philadelphia, PA
Total square feet	5,477
Leased square feet(1)	5,259	229	684	407	3,939
Annualized rent(2)	$131,050	$5,006	$16,560	$9,160	$100,324
Metro Washington, DC
Total square feet	2,558
Leased square feet(1)	2,486	280	298	665	1,243
Annualized rent(2)	$68,362	$7,454	$6,112	$14,798	$39,998
Southern California
Total square feet	1,729
Leased square feet(1)	1,719	208	81	40	1,390
Annualized rent(2)	$49,953	$8,269	$4,427	$2,228	$35,029
Metro Austin, TX
Total square feet	2,843
Leased square feet(1)	2,448	361	287	212	1,588
Annualized rent(2)	$46,549	$8,835	$5,831	$5,428	$26,455
Metro Boston, MA
Total square feet	1,773
Leased square feet(1)	1,535	86	167	168	1,114
Annualized rent(2)	$33,929	$1,800	$2,810	$6,463	$22,856
Other markets
Total square feet	8,876
Leased square feet(1)	7,969	758	732	862	5,617
Annualized rent(2)	$137,562	$14,572	$15,489	$14,121	$93,380
Total
Total square feet	23,256
Leased square feet(1)	21,416	1,922	2,249	2,354	14,891
Annualized rent(2)	$467,405	$45,936	$51,229	$52,198	$318,042

(1)     Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)     Annualized rent is rents pursuant to signed leases as of December 2002 plus expense reimbursements.  Includes some triple net lease rents.

Property level revenue and net operating income for all properties are as follows (amounts in thousands):

	Year Ended December 31,
	2002	2001
Property level revenue:(1)
Metro Philadelphia, PA	$102,947	$87,526
Metro Washington, DC	56,600	52,688
Southern California	42,146	37,627
Metro Austin, TX	49,532	58,191
Metro Boston, MA	33,476	33,101
Other markets	129,089	118,428
Total	$413,790	$387,561

Property level net operating income:
Metro Philadelphia, PA	$61,086	$52,543
Metro Washington, DC	37,585	34,589
Southern California	29,703	26,175
Metro Austin, TX	27,114	32,562
Metro Boston, MA	25,362	25,278
Other markets	80,326	75,822
Total	$261,176	$246,969

(1)     Includes some triple net lease revenues.

Quarterly property level revenue and net operating income for properties owned by us continuously since October 1, 2001, or for our comparable properties, were as follows (amounts in thousands):

	Quarter Ended December 31,
	2002	2001
Property level revenue:(1)
Metro Philadelphia, PA	$22,606	$22,397
Metro Washington, DC	13,082	13,083
Southern California	9,398	9,500
Metro Austin, TX	12,134	14,775
Metro Boston, MA	8,318	8,775
Other markets	27,601	29,082
Total	$93,139	$97,612

Property level net operating income:
Metro Philadelphia, PA	$13,271	$13,700
Metro Washington, DC	8,490	8,876
Southern California	6,411	6,601
Metro Austin, TX	6,473	8,270
Metro Boston, MA	6,417	6,324
Other markets	16,780	18,370
Total	$57,842	$62,141

(1)     Includes some triple net lease revenues.

Our principal source of funds is primarily rents from tenants leasing space at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of December 31, 2002, tenants responsible for more than 1% of total annualized rent were as follows:

Tenant	Annualized Rent(1) (in millions)	% of Annualized Rent

U. S. Government	$91.1	19.5%
GlaxoSmithKline plc	14.1	3.0%
Towers, Perrin, Forster & Crosby, Inc.	13.2	2.8%
PNC Financial Services Group	11.3	2.4%
Wachovia Corporation	9.4	2.0%
Solectron Corporation	9.3	2.0%
Mellon Financial Corporation	7.4	1.6%
FMC Corporation	7.3	1.6%
Fallon Clinics	7.2	1.5%
Ballard Spahr Andrews & Ingersoll, LLP	7.2	1.5%
Comcast Corporation	5.5	1.2%
Tyco International Ltd	5.1	1.1%
Schnader Harrison Segal & Lewis LLP	5.0	1.1%
Other tenants	274.3	58.7%
Over 1,000 tenants	$467.4	100.0%

(1)     Annualized rent is rents pursuant to signed leases as of December 2002 plus expense reimbursements.  Includes some triple net lease rents.

Real estate owned by us at December 31, 2002, was as follows:

Location	Number of Properties	Investment Amount	Net Book Value	Annualized Rent(1)
Alaska	1	$1,032	$913	$472
Arizona	9	113,464	107,329	18,348
California	18	336,943	302,819	49,953
Colorado	9	99,367	94,379	17,068
Connecticut	2	14,791	13,264	1,731
Delaware	2	59,895	54,302	3,016
District of Columbia	5	236,408	211,573	32,406
Florida	4	11,914	10,614	1,430
Georgia	1	3,042	2,692	482
Kansas	1	6,686	5,705	1,704
Maryland	8	167,102	147,877	23,883
Massachusetts	29	198,832	172,005	31,428
Minnesota	14	118,201	107,535	16,811
Missouri	1	8,080	7,167	1,320
New Hampshire	1	22,170	20,361	2,501
New Jersey	4	35,966	32,908	4,303
New Mexico	14	76,608	73,271	13,088
New York	10	169,878	153,687	26,876
Ohio	1	15,279	13,716	2,274
Oklahoma	6	46,853	42,291	4,586
Pennsylvania	27	814,535	748,378	138,311
Rhode Island	1	8,010	6,946	1,127
Tennessee	1	23,291	20,767	3,507
Texas	30	373,118	337,888	50,470
Virginia	9	92,712	85,574	15,720
Washington	2	21,501	18,960	2,544
West Virginia	1	4,969	4,392	716
Wyoming	1	10,414	9,200	1,330
Total real estate	212	$3,091,061	$2,806,513	$467,405

(1)     Annualized rent is rents pursuant to signed leases as of December 2002 plus expense reimbursements.  Includes some triple net lease rents.

At December 31, 2002, 12 office complexes we owned comprised of 25 properties with an aggregate cost of $638.6 million were secured by mortgage notes payable aggregating $347.4 million which, net of unamortized discounts, amounted to $335.8 million.

At December 31, 2002, we had equity investments of $166.5 million (carrying value) and $97.6 million (carrying value) in 21.9% and 6.4% of the common shares of Senior Housing and Hospitality Properties, respectively.  At December 31, 2002, Senior Housing owned 119 senior housing properties and Hospitality Properties owned 251 hotels.

Item 3.  Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common shares are traded on the NYSE (symbol: HRP).  The following table sets forth for the periods indicated the high and low closing sale prices for our common shares as reported in the NYSE composite transactions reports:

	High	Low
2001
First Quarter	$8.28	$7.80
Second Quarter	9.73	8.16
Third Quarter	10.01	7.89
Fourth Quarter	8.92	8.08

2002

First Quarter	9.25	8.46
Second Quarter	9.37	8.51
Third Quarter	8.83	7.19
Fourth Quarter	8.50	7.75

The closing price of our common shares on the NYSE on March 12, 2003, was $8.38 per share.

As of March 12, 2003, there were 3,962 shareholders of record, and we estimate that as of such date there were in excess of 82,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below.  Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2001	2002

First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.20
Total	$0.80	$0.80

All common share distributions shown in the table above have been paid.  We currently intend to continue to declare and pay future common share distributions on a quarterly basis.  In addition to the distributions shown above, on December 31, 2001, we distributed 1,288,087 common shares of Five Star Quality Care, Inc. to our shareholders.  The Five Star share distribution was valued at $0.0726 per HRP share, based upon the market value of Five Star shares at the time of their distribution.

Distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors as our board of trustees deems relevant.

Item 6.  Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated.  This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share amounts.

Income Statement Data	Year Ended December 31,
	2002	2001	2000	1999	1998
Total revenues	$416,966	$394,172	$405,006	$427,541	$356,554
Income before gain on sale of properties and extraordinary item	110,267	84,953	118,791	105,555	146,656
Income before extraordinary item	110,267	84,953	143,366	113,862	146,656
Net income	106,763	82,804	142,272	113,862	144,516
Net income available for common shareholders(1)	79,138	65,962	142,272	113,862	144,516
Common distributions declared(2)	103,056	113,135	121,385	410,152	190,341

Weighted average common shares outstanding	128,817	130,253	131,937	131,843	119,867

Per Common Share Data:
Income before gain on sale of properties and extraordinary item	$0.64	$0.52	$0.90	$0.80	$1.22
Income before extraordinary item	0.64	0.52	1.09	0.86	1.22
Net income available for common shareholders(1)	0.61	0.51	1.08	0.86	1.21
Common distributions declared(2)	0.80	0.87	0.92	3.05	1.52

Balance Sheet Data	At December 31,
	2002	2001	2000	1999	1998
Real estate properties, at cost	$3,091,061	$2,592,487	$2,546,023	$2,656,344	$2,956,482
Real estate mortgages receivable, net	—	—	6,449	10,373	69,228
Equity investments	264,087	273,442	314,099	311,113	113,234
Total assets	3,206,340	2,805,426	2,900,143	2,953,308	3,064,057
Total indebtedness, net	1,215,977	1,097,217	1,302,950	1,349,890	1,132,081
Total shareholders’ equity	1,926,273	1,656,500	1,529,212	1,522,467	1,827,793

(1)          Net income available for common shareholders is net income reduced by preferred distributions.

(2)          Includes non recurring distributions of common shares of Five Star in 2001 and Senior Housing in 1999.  Cash distributions declared with respect to 2001 were $103,783, or $0.80 per common share.  Cash distributions declared with respect to 1999 were $184,665, or $1.40 per common share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements included in this Annual Report.

Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Total revenues for the year ended December 31, 2002, increased to $417.0 million from $394.2 million for the year ended December 31, 2001.  Rental income increased in 2002 by $26.2 million and interest and other income decreased in 2002 by $3.4 million, compared to the prior period.  Rental income increased primarily because of our acquisition of 23 properties in 2002 and two properties in 2001 with an average occupancy rate of 96%, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties during the 2002 period compared to the 2001 period.  Occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 92% at December 31, 2002 and 2001.  Interest and other income decreased primarily as a result of lower cash balances invested in 2002 compared to 2001 and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $10.8 million in 2002 and $9.1 million in 2001.  Rental income also includes lease termination fees totaling $1.6 million in 2002 and $2.6 million in 2001.

Total expenses for the year ended December 31, 2002, increased to $324.5 million from $304.5 million for the year ended December 31, 2001.  Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million related to real estate mortgages receivable that were collected in 2001.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $12.0 million, $7.0 million, and $1.2 million, respectively, primarily as a result of our property acquisitions in 2002 and 2001.  Interest expense decreased by $4.2 million during 2002 compared to the prior year period, due primarily to the repayment of debt in the first quarter of 2001.

Equity in earnings of equity investments increased by $4.7 million for the year ended December 31, 2002, compared to the same period in 2001, primarily as a result of higher income recognized from our equity investment in Senior Housing.  A loss on equity transactions of equity investments of $1.4 million was recognized from the issuance of common shares by Senior Housing during 2002, compared to a net loss of $19.3 million recognized in 2001 from the issuance of common shares by both Senior Housing and Hospitality Properties.  The losses in both years primarily reflect common shares issued by Senior Housing at prices below our per share carrying value.

Net income increased to $106.8 million for the 2002 period, from $82.8 million for the 2001 period.  The increase is due primarily to property acquisitions in 2002 and 2001, a smaller loss recognized from the issuance of common shares by Senior Housing in 2002 compared to 2001, the decrease in interest expense from the repayment of debt in 2001, and higher equity in earnings from our investment in Senior Housing, offset by the reversal of an impairment loss reserve in 2001, lower interest income on invested cash balances and the increase in extraordinary loss recognized during 2002 from the prepayment of debt.  Net income available for common shareholders is net income reduced by preferred distributions and was $79.1 million, or $0.61 per common share, in the 2002 period, compared to $66.0 million, or $0.51 per common share in the 2001 period.  The increase reflects the foregoing factors, offset by distributions during 2002 on our series B preferred shares which were issued in September 2002.

Cash distributions declared for the years ended December 31, 2002 and 2001, were $103.1 million, or $0.80 per common share, and $103.8 million, or $0.80 per common share, respectively.  Distributions paid in the first quarter of the year generally are based upon the prior year’s operating results, but are generally taxed to shareholders in the year when payment is made.

Cash flows provided by (used for) operating, investing and financing activities were $178.8 million, ($492.7) million and $275.7 million, respectively, for the year ended December 31, 2002, and $133.1 million, ($9.4) million and ($165.8) million, respectively, for the year ended December 31, 2001.  Changes in all three categories between 2002 and 2001 are primarily related to assets acquired in 2002 and 2001, and the issuance of our series B preferred shares in 2002.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Total revenues for the year ended December 31, 2001, decreased to $394.2 million from $405.0 million for the year ended December 31, 2000.  Rental income decreased in 2001 by $13.4 million and interest and other income increased in 2001 by $2.6 million, compared to the prior period.  Rental income decreased primarily because of the sale of four properties in 2001 and four properties during 2000 and a decline in property occupancy.  Occupied office space decreased from 96% at December 31, 2000, to 92% at December 31, 2001.  Interest and other income increased primarily as a result of higher cash balances invested in 2001 compared to 2000, resulting primarily from a preferred share offering completed in February 2001 and a debt financing completed in December 2000.  Rental income includes non cash straight line rent adjustments totaling $9.1 million in 2001 and $10.9 million in 2000.  Rental income also includes lease termination fees totaling $2.6 million in 2001 and $1.0 million in 2000.

Total expenses for the year ended December 31, 2001, decreased to $304.5 million from $319.5 million for the year ended December 31, 2000.  Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million related to mortgage loans that were repaid in 2001.  Operating expenses increased by $1.7 million primarily as a result of higher utility costs and real estate taxes, offset by a decrease in operating expenses from the sale of properties during 2001 and 2000.  Interest expense decreased by $12.1 million during 2001 compared to the prior year period, primarily as a result of the repayment of debt in 2001.  Depreciation and amortization increased by $1.1 million and general and administrative expenses decreased by $1.7 million.  The increase in depreciation and amortization is due primarily to depreciation of capitalized building improvements and amortization of leasing fees, offset by the sale of properties during 2001 and 2000.  The decrease in general and administrative expenses is due primarily to lower legal fees and the sale of properties.

Equity in earnings of equity investments decreased by $18.7 million for the year ended December 31, 2001, compared to the same period in 2000.  For the year ended December 31, 2000, our equity in earnings of Senior Housing included $13.5 million representing our share of gain recognized by Senior Housing on the sale of properties during 2000.  The decrease is also due to lower earnings from Senior Housing resulting from its settlement of tenant bankruptcies and its sale of properties in 2000.  A net loss on equity transactions of equity investments of $19.3 million was recognized from the issuance of common shares by both Senior Housing and Hospitality Properties during 2001.  The loss primarily reflects common shares issued by Senior Housing at a price below our per share carrying value.

Net income before preferred distributions decreased to $82.8 million for the 2001 period, from $142.3 million for the 2000 period.  The decrease is due primarily to gains from the sale of properties in 2000 of $24.6 million which did not recur in 2001 and a $19.3 million loss recognized primarily from the issuance of common shares by Senior Housing during 2001, the decrease in property occupancy, the write-off of deferred financing fees associated with debt that was repaid during 2001, the decrease in equity in earnings of Senior Housing, offset by the reversal of an impairment loss reserve in 2001, the decrease in interest expense from the repayment of debt in 2001 and the increase in interest earned on financing proceeds received in December 2000 and interest earned on proceeds from the series A preferred shares issued during February 2001.  Net income available for common shareholders is net income reduced by preferred distributions.  Net income available for common shareholders decreased to $66.0 million, or $0.51 per common share in 2001 from $142.3 million, or $1.08 per common share in 2000 reflecting the foregoing factors and the issuance of preferred shares in early 2001.

Cash distributions declared for the years ended December 31, 2001 and 2000, were $103.8 million, or $0.80 per common share, and $121.4 million, or $0.92 per common share, respectively.  Distributions paid in the first quarter of the year generally are based upon the prior year’s operating results, but they are generally taxed to shareholders in the year when payment is made.

Cash flows provided by (used for) operating, investing and financing activities were $133.1 million, ($9.4) million and ($165.8) million, respectively, for the year ended December 31, 2001, and $151.3 million, $118.6 million and ($190.3) million, respectively, for the year ended December 31, 2000.  Changes in all three categories between 2001 and 2000 are primarily related to assets sold in 2001 and 2000, the repayment of debt in 2001 and the issuance of preferred shares in 2001.

Liquidity and Capital Resources

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and for distributions to shareholders are rents from our properties and, to a lesser extent, distributions received from our equity investments.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  This flow of funds has historically been sufficient for us to pay day-to-day operating expenses, interest and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expense, interest and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

We have an unsecured revolving credit facility with a group of commercial banks that we use to fund acquisitions and improvements and to meet occasional cash needs which may result from timing differences between our receipt of rents and our desire to make distributions or our need to pay operating expenses.  In December 2002 this credit facility was amended to extend the maturity date and to increase the maximum borrowing from $425 million to $560 million; $497 million is available for borrowing to April 2006 and the full $560 million is available for borrowing to April 2005.  Borrowings under this credit facility bear interest at LIBOR plus a premium.  This credit facility includes an accordian feature, which allows it to be expanded, in certain circumstances, up to $625 million.  Funds available under this credit facility may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  At December 31, 2002, there was $37 million outstanding and $523 million available for borrowing under this credit facility, and we had cash and cash equivalents of $12.4 million.  In the future we expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund additional property acquisitions and meet our working capital needs, including funding on a temporary basis.  Our outstanding debt maturities and weighted average interest rates as of December 31, 2002, were as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period		Weighted Average Interest Rate
2003	$5,577		7..3%
2004	9,908		7..9%
2005	107,119		6.7%
2006	44,656	(1)	3.1%
2007	17,400		7.9%
2008	23,954		7.1%
2009	95,862	(2)	7.8%
2010	55,567		8.6%
2011	291,967	(3)	7.2%
2012 and thereafter	580,387	(4)	7.2%
Total	$1,232,397	(5)	7.1%

(1)          Includes $37 million outstanding on our $560 million revolving bank credit facility at a variable rate of interest of LIBOR plus a spread, or 2.2% per annum at December 31, 2002.  This amount was repaid with proceeds of the notes offering referred to in (5) below.

(2)          Includes $90 million of 7.875% notes redeemed on February 24, 2003

(3)          Includes $65 million of 8.375% notes callable at par on or after June 15, 2003.

(4)          Includes $143 million of 8.50% notes callable at par on or after November 15, 2003

(5)          Does not include $200 million of 6.40% notes due February 2015 issued on January 30, 2003.

To the extent we borrow on our credit facility and, as the maturity dates of our credit facility and term debts approach over the longer term, we will explore various alternatives for the repayment of amounts due.  Such alternatives in the short term and long term may include borrowings under our revolving credit facility, incurring additional long term debt and issuing new equity securities.  As of December 31, 2002, we had $1.6 billion available on our effective $3 billion shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any additional debt or equity offerings or other financings, we believe we will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

Total assets increased to $3.2 billion at December 31, 2002, from $2.8 billion at December 31, 2001, primarily due to 2002 property acquisitions.

During 2002 we purchased 23 properties for $443.7 million, including closing costs, sold one property for net cash proceeds of $740,000 and funded $56.9 million of improvements to our owned properties.  As of December 31, 2002, we had an outstanding agreement to purchase one office property.  This property was acquired in January 2003 for $63.1 million, plus closing costs, using borrowings under our revolving bank credit facility.

During 2002 compared to 2001, cash expenditures made and capitalized for building and tenant improvements, leasing commissions and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2002	2001
Building and tenant improvements and leasing commissions	$41,750	$28,386
Developments and redevelopment activities	$21,046	$8,118
Capitalized interest excluded from interest expense	$3,057	$787

Commitments made for expenditures in connection with leasing space during the quarter ended December 31, 2002, were as follows (amounts in thousands):

	Total	Renewals	New Leases
Square feet leased during the quarter	651	514	137
Total commitments for tenant improvements and leasing costs	$7,129	$3,243	$3,886
Average lease term (years)	6.8	6.6	7.2
Leasing costs per square foot per year	$1.61	$0.96	$3.94

At December 31, 2002, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of Senior Housing with a carrying value of $166.5 million and a market value of $135.9 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $97.6 million and a market value of $140.8 million.  During 2002 we received cash dividends totaling $15.8 million from Senior Housing and $11.4 million from Hospitality Properties.  In 2002 Senior Housing completed a public stock offering of common shares.  As a result, our percentage ownership in Senior Housing decreased from 29.5% to 21.9%.  We use the equity method of accounting to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  Accordingly, we recognized a loss from this Senior Housing stock offering in 2002 of $1.4 million.  On March 12, 2003, the market values of our Senior Housing and Hospitality Properties shares were $149.7 million and $118.1 million, respectively.

On July 3, 2002, we filed an application with the SEC to permit the sale of some of our shareholdings in our former subsidiaries, Senior Housing and Hospitality Properties, as well as new shares of ours to a new mutual fund to be organized by a subsidiary of RMR, the investment manager to us, Senior Housing and Hospitality Properties.  In January 2003, we elected to place our application on inactive status with the SEC principally because of changed market conditions.

In April 2002 we issued unsecured senior notes totaling $200 million, raising net proceeds of $196.4 million.  These notes bear interest at 6.95%, require semiannual interest payments and mature in April 2012.  In December 2002 we issued unsecured senior notes totaling $200 million, raising net proceeds of $196.9 million.  These notes bear interest at 6.50%, require semiannual interest payments and mature in January 2013.  Net proceeds from both offerings were used to repay amounts then outstanding under our revolving bank credit facility.

During 2002 we redeemed all of our $160 million 6.875% senior notes due in August 2002, at par plus a premium, and all of our $150 million 6.75% senior notes due in December 2002, at par.  These redemptions were funded with cash on hand and borrowings under our revolving bank credit facility.  We recognized extraordinary losses aggregating $3.5 million resulting from a prepayment premium and the write off of deferred financing fees and note discounts.

In September 2002 we issued 12,000,000 series B cumulative redeemable preferred shares in a public offering for net proceeds of $289.8 million.  Each series B preferred share requires dividends of $2.1875 per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007.  Net proceeds from this preferred share offering were used to repay $122 million then outstanding under our revolving bank credit facility, to redeem $128.3 million of our 6.75% senior notes due in December 2002 and to acquire properties during October 2002.

In January 2003 we issued $200 million of unsecured senior notes in a public offering, raising net proceeds of $196.4 million.  These notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97 million then outstanding under our revolving bank credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and used in February 2003 to redeem at par, our $90 million 7.875% senior notes due in April 2009, to purchase an additional property and for general business purposes.  We expect to recognize a loss in 2003 of approximately $1.8 million from the write off of deferred financing fees in connection with the redemption of the 7.875% senior notes.

Debt Covenants

Our principal unsecured debt obligations at December 31, 2002, are our unsecured revolving credit facility and our $848 million of public debt.  Our public debt is governed by indentures.  These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, and require us to maintain other ratios, as defined.  Our credit facility also includes a covenant which limits the amount of aggregate distributions on preferred and common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility.  At December 31, 2002, we were in compliance with all of our covenants under our indentures and our credit agreement.

In addition to our principal unsecured debt obligations, we have $347.4 million of mortgage notes outstanding at December 31, 2002.  Our mortgage notes are secured by 25 of our properties.

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

As of December 31, 2002, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.  We have no “off balance sheet” arrangements.

Related Party Transactions

We have agreements with RMR to provide investment management, property management and administrative services to us.  RMR is beneficially owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees.  Each of our executive officers are also officers of RMR.  Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our advisory contract with RMR at least annually and make determinations regarding its negotiation, renewal or termination.  Any termination of our advisory contract with RMR would cause a default under our bank credit facility, if not approved by a majority of lenders.  Our current advisory contract with RMR expires on December 31, 2003.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to three percent of gross rents and construction management fees equal to five percent of construction costs.  The incentive fee payable to RMR is paid in our common shares.

Critical Accounting Policies

Our most critical accounting policies involve our investments in real property.  These policies affect our:

•                  allocation of purchase prices between various asset categories and the related impact on our recognition of depreciation expense; and

•                  assessment of the carrying values and impairments of long lived assets.

These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located.  Recent declines in our occupancy percentages at some of our properties reflect current economic conditions and competition.  Competition, economic conditions and other factors may cause additional occupancy declines in the future.  In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own.

Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.  Under the equity method we record our percentage share of net earnings from Senior Housing and Hospitality Properties in our consolidated statements of income.  Under the equity method, accounting policy judgments made by Senior Housing and Hospitality Properties could have a material effect on our net income.  Also, if we determine that there is an other than temporary decline in the fair value of these investments, their cost basis would be written down to fair value and the amount of the write down would be included in our earnings.  In evaluating the fair value of these investments, we have considered, among other things, the quoted price, the financial condition and near term prospects of each investee, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for  their respective industries generally.

Impact of Inflation

We do not believe that the inflation which may occur in the United States economy during the next few years will have a material effect on our business.  In the real estate market, inflation tends to increase the values that may be realized when properties are sold.  Similarly, rents we can charge would likely increase with inflation.  Conversely, inflation might cause our operating expenses or our cost of new acquisitions and of debt capital to increase.  To mitigate the potential impact of inflation on our cost of debt capital, we may purchase interest rate cap contracts when we believe material interest rate increases are likely to occur.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates.  We manage our exposure to this market risk through our monitoring of available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2001.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.  At December 31, 2002, our total outstanding term debt of $1.2 billion consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$100.0 million	6.70%	2005
$90.0 million	7.875%	2009
$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$65.0 million	8.375%	2011
$200.0 million	6.95%	2012
$200.0 million	6.50%	2013
$143.0 million	8.50%	2013

Secured notes:

$3.4 million	9.12%	2004
$10.5 million	8.40%	2007
$17.1 million	7.02%	2008
$9.1 million	8.00%	2008
$8.2 million	7.66%	2009
$255.1 million	6.814%	2011
$44.0 million	6.794%	2029

The secured notes are secured by 25 of our office properties located in 12 office complexes and require principal and interest payments through maturity pursuant to amortization schedules.

No principal repayments are due under the unsecured senior notes until maturity.  If all of the unsecured senior notes and secured notes were to be refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $8.7 million.

The market prices, if any, of each of our fixed rate obligations as of December 31, 2002, are sensitive to changes in interest rates.  Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease.  Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase.  Based on the balances outstanding at December 31, 2002, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $50 million.

Each of our obligations for borrowed money has provisions that allow us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value.  In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.  For example, in February 2003 we redeemed all of our $90 million 7.875% senior notes due in April 2009, at par plus accrued interest.  We funded this redemption with proceeds from our January 2003 6.4% senior notes offering which matures in 2015.

Our unsecured revolving bank credit facility bears interest at floating rates and matures by 2006.  At December 31, 2002, there was $37 million outstanding and $523 million available for borrowing under this credit facility.  We borrow in U.S. dollars and borrowings under our bank credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At December 31, 2002	2.2%	$37,000	$814
10% reduction	2.0%	$37,000	$740
10% increase	2.4%	$37,000	$888

If the foregoing 10% changes in interest rates were to occur gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information.  Under our 1992 Incentive Share Award Plan, we grant common shares to our officers and other employees of RMR, subject to vesting requirements, based on annual performance reviews.  Payments by us to RMR are described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions.”  The following table provides a summary as of December 31, 2002, of our 1992 Incentive Share Award Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	613,205

Equity compensation plans not approved by security holders	None.	None.	None.

Total	None.	None.	613,205

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Party Transactions

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14.  Controls and Procedures

(a)                                  Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon that evaluation, the managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b)                                 There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  Index to Financial Statements and Financial Statement Schedules

HRPT PROPERTIES TRUST

The following consolidated financial statements and financial statement schedules of HRPT Properties Trust are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)                                 Reports on Form 8-K

During the fourth quarter of 2002, we filed the following Current Reports on Form 8-K:

1.                                       Current Report on Form 8-K, dated October 10, 2002, relating to property acquisitions, the filing of financial statements pursuant to Rule 3-14 of Regulation S-X and filing as exhibits a) Purchase and Sale Agreement, dated October 4, 2002, by and among Centre Square Two and Centre Square, as sellers and the Company, as purchaser, b) First Amendment to Purchase and Sale Agreement, dated October 4, 2002, by and among Centre Square Two and Centre Square, as sellers and the Company, as purchaser, c) Second Amendment to Purchase and Sale Agreement, dated October 4, 2002, by and among Centre Square Two and Centre Square, as sellers and the Company, as purchaser, and d) Consent of Ernst & Young LLP.

2.                                       Current Report on Form 8-K, dated December 2, 2002, relating to the issuance of $200,000,000 of 6½% Notes due 2013 and filing as exhibits, a) Purchase Agreement, dated as of December 2, 2002, between the Company and Merrill Lynch & Co., acting on behalf of the Underwriters pertaining to $200,000,000 in aggregate principal amount of 6½% Notes due 2013, b) Form of Supplemental Indenture No. 11, dated as of December 6, 2002, between the Company and State Street Bank & Trust Company (“State Street”), including form of 6½% Notes due 2013, c) Opinion of Sullivan & Worcester LLP re: tax matters, and d) Consent of Sullivan & Worcester LLP (contained in exhibit 8.1).

(c)	Exhibits

3.1

Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 1, 1998)

3.2

Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

3.3

Articles Supplementary, dated May 13, 1997, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

3.4

Articles Supplementary, dated May 22, 1998, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

3.5

Articles Supplementary, dated May 10, 2000, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, electing for the Trust to be subject to certain sections of the Maryland General Corporation Law.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

3.6

Articles Supplementary, dated February 16, 2001, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series A Cumulative Redeemable Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 16, 2001)

3.7

Articles Supplementary, dated September 6, 2002, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series B Cumulative Redeemable Preferred Shares.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.8	Amended and Restated By-laws of the Company. (filed herewith)

4.1	Form of Common Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

4.2	Form of Temporary 9 7/8% Series A Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 16, 2001)

4.3	Form of Temporary 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2002)

4.4

Rights Agreement, dated October 17, 1994, between the Company and State Street, as Rights Agent (including the form of Articles Supplementary relating to the Junior Participating Preferred Shares annexed as an exhibit thereto).  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 24, 1994)

4.5

Indenture, dated as of July 9, 1997, by and between the Company and State Street, as Trustee.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.6

Supplemental Indenture No. 3, dated as of February 23, 1998, by and between the Company and State Street, relating to the Company’s 6.7% Senior Notes due 2005, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.7

Supplemental Indenture No. 5, dated as of November 30, 1998, by and between the Company and State Street, relating to 8 1/2% Monthly Income Senior Notes due 2013, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

4.8

Supplemental Indenture No. 6, dated as of March 24, 1999, by and between the Company and State Street, relating to 7 7/8% Monthly Income Senior Notes due 2009, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

4.9

Supplemental Indenture No. 7, dated as of June 17, 1999, by and between the Company and State Street, relating to 8 3/8% Monthly Income Senior Notes due 2011, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 1999)

4.10

Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.11

Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2000)

4.12

Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.13	Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof. (filed herewith)

4.14

Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank National Association, relating to 6.40% Senior Notes due 2015, including form thereof.  (filed herewith)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1

Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc. (“RMR, Inc.”). (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 11, 1998)

10.2

Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 16, 1999)

10.3	Master Management Agreement, dated as of January 1, 1998, by and between the Company and RMR, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.4

Parking Operation Management Agreement, dated as of January 1, 1998, by and between HUB Properties Trust, a subsidiary of the Company, and Garage Management, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.5	Incentive Share Award Plan. (+) (incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 33-55684, dated December 23, 1992)

10.6

Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 12, 1999)

10.7

Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc. (“Merrill”), as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.8

Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars LA LLC, Herald Square LLC, Indiana Avenue LLC, Bridgepoint Property Trust, Lakewood Property Trust and 1600 Market Street Property Trust, collectively as Borrowers, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.9

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.10

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood Property Trust in favor of William Z. Fairbanks, Jr. and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.11

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square LLC to Lawyers Title Realty Services, Inc. for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.12

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Indiana Avenue to Lawyers Title Realty Services, Inc. for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.13

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars LA LLC to Lawyers Title Company for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.14

Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street Property Trust, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.15

Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.16

Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, as Borrower, and Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.17

Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza Property Trust, as Borrower, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.18

Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza Property Trust, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.19

Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by Hub Realty College Park I, LLC, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.20

Credit Agreement, dated as of April 30, 2001, by and among the Company; the financial institutions initially a signatory thereto together with their assignees; First Union National Bank, as Agent; First Union Securities, Inc., as Lead Arranger; Fleet National Bank, as Co-Lead Arranger; Wells Fargo Bank, National Association, as Syndication Agent; and each of Commerzbank Aktiengesellschaft New York Branch, The Bank of New York and Fleet National Bank, as Documentation Agents.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.21

First Amendment, dated as of December 19, 2002 to Credit Agreement, dated as of April 30, 2001, by and among the Company, each of the financial institutions initially a signatory thereto and Wachovia Bank, National Association (f/k/a First Union National Bank), as Agent. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 23, 2003)

12.1	Statement regarding computation of ratio of earnings to fixed charges. (filed herewith)

12.2	Statement regarding computation of ratio of earnings to combined fixed charges and preferred distributions. (filed herewith)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of Ernst & Young LLP. (filed herewith)

23.2	Consent of Sullivan & Worcester LLP. (included as part of Exhibit 8.1 hereto)

23.3	Notice Regarding Consent Of Arthur Andersen LLP. (filed herewith)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(+) Management contract or compensatory plan or arrangement.

Report of Independent Auditors

To the Trustees and Shareholders of HRPT Properties Trust:

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.  The financial statements of Hospitality Properties Trust (a real estate investment trust in which the Company has a 6.4% interest as of December 31, 2002 and 2001) for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operation and whose report dated January 15, 2002, which expressed an unqualified opinion on those statements, has been furnished to us; insofar as our opinion on the 2001 and 2000 consolidated financial statements relates to data included for Hospitality Properties Trust, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Boston, Massachusetts
February 7, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the consolidated balance sheet of Hospitality Properties Trust and subsidiaries (a Maryland real estate investment trust) (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows (not presented herein) for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Vienna, Virginia
January 15, 2002

Note:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Hospitality Properties Trust and subsidiaries filing on Form 10-K for the year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

HRPT PROPERTIES TRUST

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Real estate properties, at cost:
Land	$346,895	$302,601
Buildings and improvements	2,744,166	2,289,886
	3,091,061	2,592,487
Less accumulated depreciation	284,548	219,140
	2,806,513	2,373,347
Equity investments	264,087	273,442
Cash and cash equivalents	12,384	50,555
Restricted cash	9,415	8,582
Rents receivable, net	63,105	46,847
Other assets, net	50,836	52,653
	$3,206,340	$2,805,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings on revolving credit facility	$37,000	$—
Senior notes payable, net	843,180	757,505
Mortgage notes payable, net	335,797	339,712
Accounts payable and accrued expenses	38,402	32,888
Deferred rents	10,935	7,924
Security deposits	8,444	7,334
Due to affiliates	6,309	3,563

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized:
Series A, 8,000,000 shares issued and outstanding	193,086	193,086
Series B, 12,000,000 and zero shares issued and outstanding, respectively	289,849	—
Common shares of beneficial interest, $0.01 par value: 150,000,000 shares authorized, 128,825,247 and 128,808,747 shares issued and outstanding, respectively	1,288	1,288
Additional paid in capital	1,945,753	1,945,610
Cumulative net income	1,010,515	903,752
Cumulative common distributions	(1,475,555)	(1,372,503)
Cumulative preferred distributions	(38,663)	(14,319)
Unrealized holding losses on investments	—	(414)
Total shareholders’ equity	1,926,273	1,656,500
	$3,206,340	$2,805,426

See accompanying notes

HRPT PROPERTIES TRUST

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Rental income	$413,790	$387,561	$400,976
Interest and other income	3,176	6,611	4,030
Total revenues	416,966	394,172	405,006

EXPENSES:
Operating expenses	152,614	140,592	138,937
Interest (including amortization of note discounts and deferred financing fees of $5,276, $4,919 and $2,800, respectively)	86,360	90,518	102,657
Depreciation and amortization	68,750	61,744	60,630
General and administrative	16,815	15,614	17,271
Reversal of impairment of assets	—	(3,955)	—
Total expenses	324,539	304,513	319,495

Income before equity in earnings of equity investments, gain on sale of properties and extraordinary item	92,427	89,659	85,511
Equity in earnings of equity investments	19,261	14,559	33,280
Loss on equity transactions of equity investments	(1,421)	(19,265)	—
Income before gain on sale of properties and extraordinary item	110,267	84,953	118,791

Gain on sale of properties, net	—	—	24,575
Income before extraordinary item	110,267	84,953	143,366

Extraordinary item – early extinguishment of debt	(3,504)	(2,149)	(1,094)
Net income	106,763	82,804	142,272
Preferred distributions	(27,625)	(16,842)	—
Net income available for common shareholders	$79,138	$65,962	$142,272

Weighted average common shares outstanding	128,817	130,253	131,937

Basic and diluted earnings per common share:
Income before gain on sale of properties and extraordinary item	$0.64	$0.52	$0.90

Income before extraordinary item	$0.64	$0.52	$1.09
Extraordinary item – early extinguishment of debt	(0.03)	(0.01)	(0.01)
Net income available for common shareholders	$0.61	$0.51	$1.08

See accompanying notes

HRPT PROPERTIES TRUST

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Preferred Shares					Common Shares			Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Total
	Series A		Series B		Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares
Balance at December 31, 1999	—	$—	—	$—	$—	131,908,126	$1,319	$(1,121,533)	$1,971,366	$678,676	$(7,361)	$1,522,467
Stock grants	—	—	—	—	—	40,721	—	—	313	—	—	313
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	142,272	—	142,272
Unrealized holding gains on investments	—	—	—	—	—	—	—	—	—	—	1,366	1,366
Total comprehensive income	—	—	—	—	—	—	—	—	—	142,272	1,366	143,638
Distributions	—	—	—	—	—	—	—	(137,206)	—	—	—	(137,206)
Balance at December 31, 2000	—	—	—	—	—	131,948,847	1,319	(1,258,739)	1,971,679	820,948	(5,995)	1,529,212
Issuance of shares, net	8,000,000	193,086	—	—	—	—	—	—	—	—	—	193,086
Stock grants	—	—	—	—	—	14,000	—	—	132	—	—	132
Shares repurchased	—	—	—	—	—	(3,154,100)	(31)	—	(26,201)	—	—	(26,232)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	82,804	—	82,804
Unrealized holding gains on investments	—	—	—	—	—	—	—	—	—	—	5,581	5,581
Total comprehensive income	—	—	—	—	—	—	—	—	—	82,804	5,581	88,385
Distribution of Five Star Quality Care, Inc. shares	—	—	—	—	—	—	—	(9,352)	—	—	—	(9,352)
Distributions	—	—	—	—	(14,319)	—	—	(104,412)	—	—	—	(118,731)
Balance at December 31, 2001	8,000,000	193,086	—	—	(14,319)	128,808,747	1,288	(1,372,503)	1,945,610	903,752	(414)	1,656,500
Issuance of shares, net	—	—	12,000,000	289,849	—	—	—	—	—	—	—	289,849
Stock grants	—	—	—	—	—	16,500	—	—	143	—	—	143
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	106,763	—	106,763
Unrealized holding gains on investments	—	—	—	—	—	—	—	—	—	—	1,713	1,713
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Total comprehensive income	—	—	—	—	—	—	—	—	—	106,763	414	107,177
Distributions	—	—	—	—	(24,344)	—	—	(103,052)	—	—	—	(127,396)
Balance at December 31, 2002	8,000,000	$193,086	12,000,000	$289,849	$(38,663)	128,825,247	$1,288	$(1,475,555)	$1,945,753	$1,010,515	$—	$1,926,273

See accompanying notes

HRPT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,763	$82,804	$142,272
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	65,489	59,542	59,423
Amortization of note discounts and deferred financing fees	5,276	4,919	2,800
Other amortization	3,261	2,202	1,207
Reversal of impairment of assets	—	(3,955)	—
Equity in earnings of equity investments	(19,261)	(14,559)	(33,280)
Loss on equity transactions of equity investments	1,421	19,265	—
Distributions of earnings from equity investments	19,261	14,559	27,049
Gain on sale of properties, net	—	—	(24,575)
Extraordinary item	177	2,149	1,094
Change in assets and liabilities:
Increase in rents receivable and other assets	(15,925)	(17,530)	(12,985)
Increase (decrease) in accounts payable and accrued expenses	5,514	(7,748)	(12,237)
Increase (decrease) in deferred rents	3,011	1,865	(2,946)
Increase (decrease) in security deposits	1,110	723	(430)
Increase (decrease) in due to affiliates	2,746	(11,137)	3,861
Cash provided by operating activities	178,843	133,099	151,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(500,581)	(56,976)	(21,506)
Distributions in excess of earnings from equity investments	7,934	12,092	3,245
Proceeds from repayment of real estate mortgages receivable	—	10,404	3,522
Proceeds from sale of real estate	740	10,583	154,600
(Increase) decrease in restricted cash	(833)	14,544	(21,302)
Purchase of Five Star Quality Care, Inc. common shares	—	(52)	—
Cash (used for) provided by investing activities	(492,740)	(9,405)	118,559

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares	289,849	193,086	—
Proceeds from borrowings	1,041,282	—	688,340
Payments on borrowings	(924,200)	(207,205)	(735,352)
Deferred financing fees	(3,809)	(6,738)	(6,119)
Distributions to common shareholders	(103,052)	(104,412)	(137,206)
Distributions to preferred shareholders	(24,344)	(14,319)	—
Repurchase of common shares	—	(26,232)	—
Cash provided by (used for) financing activities	275,726	(165,820)	(190,337)

(Decrease) increase in cash and cash equivalents	(38,171)	(42,126)	79,475
Cash and cash equivalents at beginning of period	50,555	92,681	13,206
Cash and cash equivalents at end of period	$12,384	$50,555	$92,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $3,057, $787 and $1,680, respectively)	$83,954	$89,158	$103,478

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by foreclosure	$—	$—	$2,300
Investments in real estate mortgages receivable	—	—	1,300
Receipt of Five Star Quality Care, Inc. common shares	—	9,300	—

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$143	$132	$313
Distribution of Five Star Quality Care, Inc. common shares	—	(9,352)	—

See accompanying notes

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements

Note 1.  Organization

HRPT Properties Trust, a Maryland real estate investment trust (the “Company”), was organized on October 9, 1986.  At December 31, 2002, the Company had investments in 212 office properties and owned 21.9% and 6.4% of the common shares of Senior Housing Properties Trust (“SNH”) and Hospitality Properties Trust (“HPT”), respectively.  At December 31, 2002, SNH owned 119 senior housing properties and HPT owned 251 hotels.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include the Company’s investments in 100% owned subsidiaries.  The Company’s investments in 50% or less owned companies over which it can exercise influence, but does not control, are accounted for using the equity method of accounting.  All intercompany transactions have been eliminated.  Significant influence is present through common representation on the board of trustees.  The Company’s two managing trustees are also managing trustees of SNH and HPT, and owners of Reit Management & Research LLC (“RMR”), which is the investment manager to the Company, SNH and HPT.  The Company uses the income statement method to account for issuance of common shares of beneficial interest by SNH and HPT.  Under this method, gains and losses reflecting changes in the value of the Company’s investments at the date of issuance of additional common shares by SNH or HPT are recognized in the Company’s income statement.

Real Estate Property.  Real estate properties are recorded at cost.  Depreciation on real estate investments is provided for on a straight line basis over estimated useful lives ranging up to 40 years.  Impairment losses on investments are recognized where indicators of impairment are present and the undiscounted cash flow estimated to be generated by the Company’s investments is less than the carrying amount of such investments.  The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions.

Cash and Cash Equivalents.  Cash, overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Restricted Cash.  Restricted cash consists of amounts escrowed for future real estate taxes and capital expenditures.

Other Assets, Net.  Other assets consist principally of deferred financing fees, investments in marketable equity securities and prepaid property operating expenses.  Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans.  At December 31, 2002 and 2001, capitalized deferred financing fees totaled $27.1 million and $25.2 million, respectively, and accumulated amortization for deferred financing fees totaled $8.0 million and $6.1 million, respectively.  Marketable equity securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  During 2002 the Company sold all of its marketable equity securities for $12.9 million and realized gains of $1.3 million that are included in other income on the Company’s consolidated statements of income.  At December 31, 2001, the Company’s investments in marketable equity securities were included in other assets and had a fair value of $10.9 million, and unrealized holding losses of $414,000.

Revenue Recognition.  Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements.

Earnings Per Common Share.  Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  In 2001 the Company redeemed $202.5 million of convertible securities that were convertible into 11.3 million common shares of the Company.  Basic earnings per share equals diluted earnings per share, as the effect of these convertible securities was anti-dilutive.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Segment Information.  The Company derives its revenues from a single line of business, commercial real estate ownership.

Income Taxes.  The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, the Company expects not to be subject to federal income taxes provided it distributes its taxable income and meets other requirements for qualifying as a real estate investment trust.  However, it is subject to some state and local taxes on its income and property.  The characterization of the distributions paid in 2002, 2001 and 2000 was 76.6%, 78.9% and 64.1% ordinary income, respectively, and 23.4%, 21.1% and 0% return of capital, respectively.  In addition, 2000 distributions included 9.4% unrecaptured depreciation and 26.5% long term capital gain.

Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

New Accounting Pronouncements.  In April 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  The Company will be required to implement FAS 145 on January 1, 2003.  Upon implementation, the Company will reclassify all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.  In 2001 the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”) which provided new guidance in accounting for goodwill and intangible assets and Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), both of which were adopted by the Company on January 1, 2002.  The adoption of FAS 142 and FAS 144 did not have a material impact on the Company’s financial position or results of operations.

Note 3.  Real Estate Properties

During the year ended December 31, 2002, the Company purchased 23 properties for $443.7 million, including closing costs, and funded improvements to its owned properties totaling $56.9 million.  The Company also sold one property to an unaffiliated third party for net cash proceeds of $740,000.  As of December 31, 2002, the Company had an outstanding agreement to purchase one office property.  This property was acquired in January 2003 for $63.1 million, plus closing costs.

The Company’s real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to noncancelable, fixed term operating leases expiring between 2003 to 2023.  The triple net leases generally require the lessee to pay all property operating costs.  The Company’s gross leases and modified gross leases require the Company to pay some or all property operating expenses and to provide most or all property management services.

The future minimum lease payments to be received by the Company during the current terms of its leases as of December 31, 2002, are approximately $359.6 million in 2003, $327.5 million in 2004, $289.1 million in 2005, $249.1 million in 2006, $210.4 million in 2007 and $895.9 million thereafter.

The tenant responsible for the largest percentage of the Company’s rents is the United States Government.  For the years ended December 31, 2002, 2001 and 2000, revenues from the United States Government were $71.1 million, $63.1 million and $71.3 million, respectively.

Note 4.  Equity Investments

At December 31, 2002 and 2001, the Company had the following equity investments (dollars in thousands):

	Ownership Percentage December 31,		Equity in Earnings Year Ended December 31,		Equity Investments December 31,
	2002	2001	2002	2001	2002	2001
SNH	21.9%	29.5%	$11,228	$6,696	$166,521	$171,969
HPT	6.4	6.4	8,033	7,863	97,566	101,473
			$19,261	$14,559	$264,087	$273,442

At December 31, 2002, the Company owned 12,809,238 common shares of beneficial interest of SNH with a carrying value of $166.5 million and a market value, based on quoted market prices, of $135.9 million.  SNH is a real estate investment trust that invests principally in senior housing real estate and was a 100% owned subsidiary of the Company until October 12, 1999, at which time the Company spun-off 50.7% of the common shares of SNH to the Company’s shareholders (the “Spin-Off”).  Since the Spin-Off, the Company’s investment in SNH is accounted for using the equity method of accounting.  Prior to the Spin-Off, the operating results of SNH were included in the Company’s results of operations.  In 2001 SNH completed two public offerings of common shares.  As a result of these transactions, the Company’s ownership percentage in SNH was reduced from 49.4% at December 31, 2000, to 29.5% at December 31, 2001, and the Company recognized losses totaling $18.1 million.  In 2002 SNH completed one public offering of common shares that further reduced the Company’s ownership percentage in SNH from 29.5% at December 31, 2001, to 21.9% at December 31, 2002, and the Company recognized a loss of $1.4 million.

Summarized financial data of SNH is as follows (in thousands, except per share data):

	December 31,
	2002	2001
Real estate properties, net	$1,113,448	$468,947
Cash and cash equivalents	8,654	352,026
Other assets	36,098	46,330
	$1,158,200	$867,303

Unsecured revolving bank credit facility	$81,000	$—
Senior unsecured notes due 2012, net of discount	243,746	243,607
Other liabilities	81,128	49,072
Shareholders’ equity	752,326	574,624
	$1,158,200	$867,303

	Year Ended December 31,
	2002	2001	2000
Revenues	$122,297	$274,644	$75,632
Expenses	67,473	255,168	44,424
Income from continuing operations before distributions on trust preferred securities and gain on sale of properties	54,824	19,476	31,208
Distributions on trust preferred securities	(2,811)	(1,455)	—
Income from continuing operations before gain on sale of properties	52,013	18,021	31,208
Loss from discontinued operations	(1,829)	(1,003)	(186)
Gain on sale of properties	—	—	27,415
Net income	$50,184	$17,018	$58,437

Weighted average shares outstanding	56,416	30,859	25,958

Basic and diluted earnings per share:
Income from continuing operations before gain on sale of properties	$0.92	$0.58	$1.20
Loss from discontinued operations	$(0.03)	$(0.03)	$(0.01)
Net income	$0.89	$0.55	$2.25

On December 31, 2001, SNH spun-off its 100% owned subsidiary, Five Star Quality Care, Inc. (“Five Star”) by distributing substantially all of Five Star’s common shares to its shareholders (the “Five Star Spin-Off”), including the Company.  In connection with the Five Star Spin-Off, the Company received 1,280,924 common shares of Five Star which were valued at $9.3 million.  In order to distribute these Five Star common shares on a round lot basis or one Five Star common share for every 100 of the Company’s common shares, the Company purchased 7,163 additional common shares from Five Star on December 31, 2001, and immediately distributed all

1,288,087 of these common shares to the Company’s shareholders.  Five Star, which is not a REIT, leases and operates senior housing properties including some owned by SNH.

During 2000 settlement agreements were approved between SNH and two tenants that filed for bankruptcy and accounted for approximately 48% of SNH’s revenues.  In accordance with these agreements, SNH assumed operations for over 50 nursing homes formerly leased to these tenants effective July 1, 2000.  As a result, SNH recognized gain on foreclosures and lease terminations of $7.1 million and paid non-recurring general and administrative expenses of $3.5 million in 2000.  In addition, SNH sold four properties in 2000 and recognized a gain of $27.4 million.  Pursuant to the Company’s accounting policies, the Company recognized $300,000, $1.7 million and $13.5 million of SNH’s gain on foreclosures and lease terminations, non-recurring general and administrative expenses and gain on sale of properties, respectively.  SNH’s $7.1 million gain on foreclosures and lease terminations included approximately $6.5 million of value represented by shares of the Company which were pledged to secure a SNH bankrupt tenant’s obligations to SNH and which were surrendered to SNH.  The Company’s equity in earnings of SNH excludes any portion of the gain attributable to these shares.

At December 31, 2002, the Company owned 4,000,000 common shares of beneficial interest of HPT with a carrying value of $97.6 million and a market value, based on quoted market prices, of $140.8 million.  HPT is a real estate investment trust that owns hotels.  In 2001 HPT completed a public stock offering of common shares.  As a result of this transaction, the Company’s ownership percentage in HPT was reduced from 7.1% to 6.4% and the Company recognized a loss of $1.2 million.

Summarized financial data of HPT is as follows (in thousands, except per share data):

	December 31,
	2002	2001
Real estate properties, net	$2,336,412	$2,265,824
Other assets	67,344	89,140
	$2,403,756	$2,354,964

Security and other deposits	$269,918	$263,983
Other liabilities	488,818	486,462
Shareholders’ equity	1,645,020	1,604,519
	$2,403,756	$2,354,964

	Year Ended December 31,
	2002	2001	2000
Revenues	$348,706	$303,877	$263,023
Expenses	204,904	171,921	136,752
Net income before extraordinary item	143,802	131,956	126,271
Extraordinary item - loss on early extinguishment of debt	(1,600)	—	—
Net income	142,202	131,956	126,271
Preferred distributions	(7,572)	(7,125)	(7,125)
Net income available for common shareholders	$134,630	$124,831	$119,146

Weighted average common shares outstanding	62,538	58,986	56,466

Basic and diluted earnings per common share:
Net income available for common shareholders before extraordinary item	$2.18	$2.12	$2.11
Extraordinary item - loss on early extinguishment of debt	(0.03)	—	—
Net income available for common shareholders	$2.15	$2.12	$2.11

Note 5.  Shareholders’ Equity

The Company originally reserved 1,000,000 shares of the Company’s common shares under the terms of the 1992 Incentive Share Award Plan (the “Award Plan”).  During the years ended December 31, 2002, 2001 and 2000, 15,000 common shares with an aggregate market value of $130,000, 12,500 common shares with an aggregate market value of $119,000, and 13,000 common shares with an aggregate market value of $86,000 were awarded to officers of the Company and employees of RMR pursuant to this plan.  In addition, the Independent Trustees were each awarded 500 common shares annually as part of their annual fees.  The market values of the common shares awarded to the Independent Trustees were $13,000, $13,000 and $12,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  A portion of the shares awarded to the officers and employees of RMR vested immediately and the balance will vest over a two year period.  The shares awarded to the Trustees vested immediately.  The Company includes the value of awarded common shares in general and administrative expenses.  At December 31, 2002, 613,205 shares of the Company’s common shares remain reserved for issuance under the Award Plan.

The Company declared a distribution of $0.20 per common share which was paid on February 21, 2003, to shareholders of record on January 17, 2003.  Cash distributions per common share paid by the Company in 2002, 2001 and 2000, were $0.80, $0.80 and $1.04, respectively.

In September 2002 the Company issued 12,000,000 series B cumulative redeemable preferred shares in a public offering for net proceeds of $289.8 million.  Each series B preferred share requires dividends of $2.1875 per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at the Company’s option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007.  The Company’s 8,000,000 series A cumulative redeemable preferred shares carry dividends of $2.46875 per annum per share, payable in equal quarterly payments and have a liquidation preference of $25.00 per share.  The series A preferred shares are redeemable, at the Company’s option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 22, 2006.

The Company has adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances.  Each right entitles the holder to purchase or to receive securities or other assets of the Company upon the occurrence of certain events.  The rights expire on October 17, 2004, and are redeemable at the Company’s option at any time.

Note 6.  Transactions with Affiliates

The Company has agreements with RMR to provide investment advice, property management and administrative services to the Company.  RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as managing trustees of the Company.  RMR is compensated at an annual rate equal to 0.7% of the Company’s real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to three percent of gross rents and construction management fees equal to five percent of construction costs.  RMR is also entitled to an incentive fee which is paid in restricted shares of the Company’s common stock based on a formula.  Incentive fees earned for the year ended December 31, 2002, were approximately $773,000.  No incentive fees were earned for the years ended December 31, 2001 and 2000.  At December 31, 2002, affiliates of RMR owned 1,250,296 common shares of the Company.  RMR also leases approximately 12,500 square feet of office space from the Company at rental rates which the Company believes to be commercially reasonable.

Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000
Advisory and incentive fees paid to RMR	$15,060	$13,279	$13,761
Distributions paid to beneficial owners of RMR and their affiliates	1,000	1,091	1,292
Rental income received from RMR	293	310	266
Management fees paid to RMR	12,685	11,565	12,384

Note 7.  Indebtedness

At December 31, 2002 and 2001, the Company’s outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2002	2001
Unsecured revolving bank credit facility, due April 2006, at LIBOR plus a premium	$37,000	$—
Senior Notes, due 2002 at 6.875%	—	160,000
Senior Notes, due 2002 at 6.75%	—	150,000
Senior Notes, due 2005 at 6.70%	100,000	100,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	—
Senior Notes, due 2013 at 6.50%	200,000	—
Monthly Income Senior Notes, due 2009 at 7.875%	90,000	90,000
Monthly Income Senior Notes, due 2011 at 8.375%	65,000	65,000
Monthly Income Senior Notes, due 2013 at 8.50%	143,000	143,000
Mortgage Notes Payable, due 2004 at 9.12%	3,433	3,470
Mortgage Notes Payable, due 2007 at 8.40%	10,518	10,727
Mortgage Notes Payable, due 2008 at 7.02%	17,068	17,285
Mortgage Notes Payable, due 2008 at 8.00%	9,093	10,224
Mortgage Notes Payable, due 2009 at 7.66%	8,237	9,194
Mortgage Notes Payable, due 2011 at 6.814%	255,048	257,698
Mortgage Notes Payable, due 2029 at 6.794%	44,000	44,000
	1,232,397	1,110,598
Less unamortized discounts	16,420	13,381
	$1,215,977	$1,097,217

In 2002 the Company issued unsecured senior notes aggregating $400 million in two separate public offerings, raising net proceeds of $393.3 million.  The notes bear interest at 6.95% and 6.50%, require semiannual interest payments and mature in April 2012 and January 2013.  Net proceeds from both offerings were used to repay amounts outstanding under the Company’s revolving bank credit facility.

During 2002 the Company redeemed all of its $160 million 6.875% senior notes due in August 2002, at par plus a premium, and all of its $150 million 6.75% senior notes due in December 2002, at par.  These redemptions were funded with cash on hand and borrowings under the Company’s revolving bank credit facility.  The Company recognized extraordinary losses aggregating $3.5 million resulting from the prepayment premium and the write off of deferred financing fees and note discounts arising from these redemptions.

The Company has a $560 million unsecured revolving bank credit facility that bears interest at LIBOR plus a premium and matures in April 2006.  This credit facility also includes an accordian feature which allows it to be expanded, in certain circumstances, up to $625 million.  The average interest rate on amounts outstanding under the Company’s credit facility during 2002 was 2.4%.  No borrowings were outstanding at December 31, 2001.  In December 2002 this credit facility was amended to extend the maturity date and to increase the maximum borrowing to $560 million; $497 million is available for borrowing to April 2006 and all of which is available for borrowing to April 2005.

The Company’s public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on preferred and common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility.

At December 31, 2002, 12 office complexes comprised of 25 properties costing $638.6 million with an aggregate net book value of $564.2 million were secured by mortgage notes totaling $347.4 million maturing from 2004 through 2029 which, net of unamortized discounts, amounted to $335.8 million.

The required principal payments due during the next five years under all debt outstanding at December 31, 2002, are $5.6 million in 2003, $9.9 million in 2004, $107.1 million in 2005, $44.7 million in 2006, $17.4 million in 2007 and $1.0 billion thereafter.

In January 2003 the Company issued $200 million unsecured senior notes in a public offering, raising net proceeds of $196.4 million.  The notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay amounts outstanding under the Company’s revolving bank credit facility, to redeem the Company’s $90 million 7.875% senior notes due in 2009 and for general business purposes, including the acquisition of properties.

Note 8.  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, rents receivable, equity investments, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At December 31, 2002 and 2001, the fair values of the Company’s financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investments	$264,087	$276,706	$273,442	$296,177
Senior notes and mortgage notes payable	1,178,977	1,274,145	1,097,217	1,145,558

The fair values of the senior notes and mortgage notes payable are based on estimates using discounted cash flow analysis and currently prevailing rates.  For purposes of this disclosure, the fair value of the equity investments are based on quoted per share prices for HPT of $35.20 and $29.50 at December 31, 2002 and 2001, respectively, and quoted per share prices for SNH of $10.61 and $13.91 at December 31, 2002 and 2001, respectively.

Note 9.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations of the Company for 2002 and 2001 (dollars in thousands, except per share amounts):

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$98,675	$100,729	$102,067	$115,495
Income before equity in earnings of equity investments and extraordinary item	21,214	22,469	22,538	26,206
Equity in earnings of equity investments	4,715	4,343	4,784	5,419
Loss on equity transactions of equity investments	(1,421)	—	—	—
Income before extraordinary item	24,508	26,812	27,322	31,625
Extraordinary item – early extinguishment of debt	(3,344)	—	(119)	(41)
Net income	21,164	26,812	27,203	31,584
Preferred distributions	(4,938)	(4,937)	(6,250)	(11,500)
Net income available for common shareholders	16,226	21,875	20,953	20,084
Per common share data:
Income before equity in earnings of equity investments and extraordinary item	0.13	0.14	0.13	0.11
Income before extraordinary item	0.15	0.17	0.16	0.16
Net income available for common shareholders	0.13	0.17	0.16	0.16

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$99,830	$98,646	$96,784	$98,912
Income before equity in earnings of equity investments and extraordinary item	24,451	22,860	21,119	21,229
Equity in earnings of equity investments	3,162	3,188	4,280	3,929
Loss on equity transactions of equity investments	—	—	(5,636)	(13,629)
Income before extraordinary item	27,613	26,048	19,763	11,529
Extraordinary item – early extinguishment of debt	(1,817)	(332)	—	—
Net income	25,796	25,716	19,763	11,529
Preferred distributions	(2,030)	(4,937)	(4,938)	(4,937)
Net income available for common shareholders	23,766	20,779	14,825	6,592
Per common share data:
Income before equity in earnings of equity investments and extraordinary item	0.17	0.14	0.12	0.13
Income before extraordinary item	0.19	0.16	0.11	0.05
Net income available for common shareholders	0.18	0.16	0.11	0.05

HRPT PROPERTIES TRUST

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2002

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)		Balance at End of Period

Year Ended December 31, 2000:
Allowance for real estate mortgages receivable	$6,101	$—	$(708)		$5,393

Year Ended December 31, 2001:
Allowance for real estate mortgages receivable	$5,393	$—	$(3,961	)(2)	$1,432

Year Ended December 31, 2002:
Allowance for real estate mortgages receivable	$1,432	$—	$—		$1,432

(1)  Represents uncollectable receivables charged against the allowance.

(2)  Includes $3,955 collection of previously reserved amount.

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Petersburg	AK	$—	$189	$811	$32	$189	$843	$1,032	$119	3/31/97	1983
Tucson	AZ	—	765	3,280	131	779	3,397	4,176	503	3/31/97	1993
Safford	AZ	—	635	2,729	96	647	2,813	3,460	429	3/31/97	1992
Phoenix	AZ	—	2,687	11,532	484	2,729	11,974	14,703	1,662	5/15/97	1997
Tempe	AZ	—	1,125	10,122	4	1,125	10,126	11,251	896	6/30/99	1987
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	1,422	7/30/99	1982
Phoenix	AZ	—	1,899	16,926	75	1,899	17,001	18,900	374	2/1/02	1999
Phoenix	AZ	—	1,041	9,285	143	1,041	9,428	10,469	207	2/1/02	1987
Tucson	AZ	—	3,261	28,944	20	3,261	28,964	32,225	642	2/27/02	1986
San Diego	CA	—	1,985	18,096	837	1,985	18,933	20,918	3,074	12/5/96	1985
San Diego	CA	—	1,228	11,199	518	1,228	11,717	12,945	1,902	12/5/96	1985
San Diego	CA	—	992	9,040	418	992	9,458	10,450	1,536	12/5/96	1985
San Diego	CA	—	313	2,820	265	313	3,085	3,398	537	12/31/96	1984
San Diego	CA	—	294	2,650	249	294	2,899	3,193	504	12/31/96	1984
San Diego	CA	—	316	2,846	267	316	3,113	3,429	542	12/31/96	1984
San Diego	CA	—	502	4,526	425	502	4,951	5,453	861	12/31/96	1984
Kearney Mesa	CA	—	2,916	12,456	524	2,969	12,927	15,896	1,844	3/31/97	1994
San Diego	CA	—	2,984	12,859	2,139	3,038	14,944	17,982	2,146	3/31/97	1981
San Diego	CA	—	4,269	18,316	419	4,347	18,657	23,004	2,693	3/31/97	1996
Los Angeles	CA	35,902	5,076	49,884	2,387	5,071	52,276	57,347	7,939	5/15/97	1979
Los Angeles	CA	35,540	5,055	49,685	2,028	5,060	51,708	56,768	7,722	5/15/97	1979
Los Angeles	CA	—	1,921	8,242	316	1,955	8,524	10,479	1,156	7/11/97	1996
Anaheim	CA	—	691	6,223	1	691	6,224	6,915	857	12/5/97	1992
San Diego	CA	—	461	4,148	—	461	4,148	4,609	56	6/24/02	1986
San Diego	CA	—	685	6,130	—	685	6,130	6,815	83	6/24/02	1986
San Diego	CA	—	475	4,273	—	475	4,273	4,748	58	6/24/02	1986
Fresno	CA	—	7,276	65,318	—	7,276	65,318	72,594	614	8/29/02	1971
Golden	CO	—	494	152	5,933	495	6,084	6,579	725	3/31/97	1997
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	1,822	11/14/97	1993
Lakewood	CO	—	787	7,085	47	788	7,131	7,919	555	11/22/99	1980
Lakewood	CO	—	1,855	16,691	116	1,856	16,806	18,662	1,308	11/22/99	1980
Englewood	CO	—	1,708	15,374	37	1,708	15,411	17,119	436	11/2/01	1984

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Lakewood	CO	—	1,035	9,029	34	1,035	9,063	10,098	49	10/11/02	1981
Lakewood	CO	—	936	8,199	—	936	8,199	9,135	44	10/11/02	1981
Lakewood	CO	—	915	8,023	—	915	8,023	8,938	43	10/11/02	1981
Englewood	CO	—	649	5,844	—	649	5,844	6,493	6	12/19/02	1984
Wallingford	CT	—	640	10,017	216	640	10,233	10,873	1,144	6/1/98	1986
Wallingford	CT	—	367	3,301	250	366	3,552	3,918	383	12/22/98	1988
Washington	DC	—	2,485	22,696	3,507	2,485	26,203	28,688	4,434	9/13/96	1976
Washington	DC	—	12,008	51,528	26,048	12,228	77,356	89,584	7,073	3/31/97	1996
Washington	DC	22,779	6,979	29,949	1,154	7,107	30,975	38,082	4,556	3/31/97	1989
Washington	DC	—	1,851	16,511	1,347	1,887	17,822	19,709	2,472	12/19/97	1966
Washington	DC	31,447	5,975	53,778	592	5,975	54,370	60,345	6,300	6/23/98	1991
Wilmington	DE	—	4,409	39,681	856	4,412	40,534	44,946	4,429	7/23/98	1986
Wilmington	DE	—	1,478	13,306	165	1,477	13,472	14,949	1,164	7/13/99	1984
Orlando	FL	—	256	2,308	64	263	2,365	2,628	288	2/19/98	1997
Orlando	FL	—	722	6,499	(59)	716	6,446	7,162	787	2/19/98	1997
Orlando	FL	—	—	362	2	36	328	364	32	2/19/98	1997
Miami	FL	—	144	1,297	319	144	1,616	1,760	193	3/19/98	1987
Savannah	GA	—	544	2,330	168	553	2,489	3,042	350	3/31/97	1990
Kansas City	KS	—	1,042	4,469	1,175	1,060	5,626	6,686	981	3/31/97	1990
Boston	MA	—	3,378	30,397	1,885	3,378	32,282	35,660	6,745	9/28/95	1915
Boston	MA	—	1,447	13,028	100	1,448	13,127	14,575	2,384	9/28/95	1993
Boston	MA	—	1,500	13,500	4,276	1,500	17,776	19,276	3,929	12/18/95	1875
Westwood	MA	—	303	2,740	653	304	3,392	3,696	577	11/26/96	1980
Westwood	MA	—	537	4,960	200	548	5,149	5,697	740	1/8/97	1977
Worcester	MA	—	111	1,000	291	397	1,005	1,402	141	5/15/97	1986
Milford	MA	—	144	1,297	265	401	1,305	1,706	184	5/15/97	1989
Westborough	MA	—	42	381	5	42	386	428	54	5/15/97	1900
Worcester	MA	—	354	3,189	14	354	3,203	3,557	450	5/15/97	1985
Worcester	MA	—	265	2,385	12	265	2,397	2,662	337	5/15/97	1972
Worcester	MA	—	1,132	10,186	38	1,132	10,224	11,356	1,438	5/15/97	1989
Worcester	MA	—	158	1,417	8	158	1,425	1,583	200	5/15/97	1992
Fitchburg	MA	—	223	2,004	10	223	2,014	2,237	283	5/15/97	1994

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Westborough	MA	—	396	3,562	15	396	3,577	3,973	503	5/15/97	1986
Webster	MA	—	315	2,834	14	315	2,848	3,163	400	5/15/97	1995
Sturbridge	MA	—	83	751	7	83	758	841	107	5/15/97	1986
Charlton	MA	—	141	1,269	8	141	1,277	1,418	180	5/15/97	1988
Spencer	MA	—	211	1,902	11	211	1,913	2,124	269	5/15/97	1992
Millbury	MA	—	34	309	4	34	313	347	44	5/15/97	1950
Grafton	MA	—	37	336	5	37	341	378	48	5/15/97	1930
Northbridge	MA	—	32	290	5	32	295	327	41	5/15/97	1962
Worcester	MA	—	895	8,052	41	895	8,093	8,988	1,138	5/15/97	1990
Lexington	MA	—	1,054	9,487	151	1,054	9,638	10,692	1,178	1/30/98	1968
Quincy	MA	—	2,477	16,645	339	2,477	16,984	19,461	1,975	4/3/98	1988
Quincy	MA	—	1,668	11,097	1,799	1,668	12,896	14,564	1,712	4/3/98	1988
Westwood	MA	—	500	4,562	49	500	4,611	5,111	522	6/8/98	1990
Leominster	MA	—	778	7,003	26	781	7,026	7,807	534	12/27/99	1966
Auburn	MA	—	647	5,827	21	649	5,846	6,495	444	12/27/99	1977
Stoneham	MA	—	931	8,320	57	931	8,377	9,308	270	9/28/01	1945
Germantown	MD	—	2,305	9,890	304	2,347	10,152	12,499	1,512	3/31/97	1995
Riverdale	MD	—	9,423	40,433	1,094	9,595	41,355	50,950	5,972	3/31/97	1994
Oxon Hill	MD	—	3,181	13,653	264	3,131	13,967	17,098	2,045	3/31/97	1992
Gaithersburg	MD	—	4,381	18,798	556	4,461	19,274	23,735	2,827	3/31/97	1995
Baltimore	MD	—	—	12,430	2,033	—	14,463	14,463	1,818	11/18/97	1988
Rockville	MD	—	3,251	29,258	514	3,248	29,775	33,023	3,627	2/2/98	1986
Baltimore	MD	—	900	8,097	253	901	8,349	9,250	903	10/15/98	1989
Pikesville	MD	—	589	5,305	190	590	5,494	6,084	521	8/11/99	1987
Eagan	MN	—	1,424	12,822	—	1,424	12,822	14,246	1,536	3/19/98	1986
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	2,731	3/19/98	1957
Mendota Heights	MN	—	533	4,795	—	533	4,795	5,328	574	3/19/98	1995
Plymouth	MN	—	563	5,064	299	563	5,363	5,926	480	8/3/99	1987
St. Paul	MN	—	696	6,263	84	695	6,348	7,043	567	8/3/99	1987
Minneapolis	MN	—	870	7,831	893	870	8,724	9,594	775	8/3/99	1987
Minneapolis	MN	—	695	6,254	431	695	6,685	7,380	605	8/3/99	1986
Minnespolis	MN	—	1,891	17,021	1,091	1,893	18,110	20,003	1,505	9/30/99	1980

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Roseville	MN	3,644	586	5,278	(4)	586	5,274	5,860	401	12/1/99	1987
Roseville	MN	6,154	979	8,814	102	978	8,917	9,895	695	12/1/99	1987
Roseville	MN	4,177	672	6,045	(1)	672	6,044	6,716	460	12/1/99	1987
Roseville	MN	1,258	185	1,661	176	184	1,838	2,022	135	12/1/99	1987
Roseville	MN	1,835	295	2,658	(2)	295	2,656	2,951	202	12/1/99	1987
Kansas City	MO	—	1,443	6,193	444	1,469	6,611	8,080	913	3/31/97	1995
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	1,809	5/10/99	1979
Vorhees	NJ	—	445	2,798	126	584	2,785	3,369	316	5/26/98	1990
Vorhees	NJ	—	1,053	6,625	681	998	7,361	8,359	799	5/26/98	1990
Vorhees	NJ	—	673	4,232	639	589	4,955	5,544	499	5/26/98	1990
Florham Park	NJ	—	1,412	12,709	4,573	1,412	17,282	18,694	1,444	7/31/98	1979
Albuquerque	NM	—	493	2,119	125	503	2,234	2,737	318	3/31/97	1984
Sante Fe	NM	—	1,551	6,650	389	1,578	7,012	8,590	985	3/31/97	1987
Albuquerque	NM	—	422	3,797	72	422	3,869	4,291	321	8/31/99	1984
Albuquerque	NM	—	441	3,970	84	441	4,054	4,495	345	8/31/99	1984
Albuquerque	NM	—	173	1,553	58	172	1,612	1,784	136	8/31/99	1984
Albuquerque	NM	—	877	7,895	147	876	8,043	8,919	677	8/31/99	1984
Albuquerque	NM	—	1,778	15,914	276	1,778	16,190	17,968	377	2/12/02	1985
Albuquerque	NM	—	444	3,997	—	444	3,997	4,441	87	2/12/02	1987
Albuquerque	NM	—	39	351	—	39	351	390	8	2/12/02	1985
Albuquerque	NM	—	129	1,162	—	129	1,162	1,291	25	2/12/02	1985
Albuquerque	NM	—	152	1,403	7	152	1,410	1,562	32	2/12/02	1985
Albuquerque	NM	—	40	364	—	40	364	404	8	2/12/02	1985
Albuquerque	NM	—	1,968	17,767	—	1,968	17,767	19,735	18	12/6/02	1974
White Plains	NY	—	1,200	10,870	815	1,200	11,685	12,885	1,959	2/6/96	1952
Brooklyn	NY	—	775	7,054	130	775	7,184	7,959	1,154	6/6/96	1971
Buffalo	NY	8,237	4,405	18,899	662	4,485	19,481	23,966	2,807	3/31/97	1994
Irondoquoit	NY	—	1,910	17,189	821	1,910	18,010	19,920	1,980	6/30/98	1986
Islandia	NY	—	813	7,319	487	809	7,810	8,619	686	6/11/99	1987
Mineola	NY	—	3,419	30,774	1,268	3,416	32,045	35,461	2,823	6/11/99	1971
Syracuse	NY	—	1,788	16,096	1,401	1,789	17,496	19,285	1,493	6/29/99	1972
Melville	NY	—	3,155	28,395	387	3,155	28,782	31,937	2,479	7/22/99	1985

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Syracuse	NY	—	466	4,196	412	467	4,607	5,074	477	9/24/99	1990
DeWitt	NY	—	454	4,086	232	458	4,314	4,772	333	12/28/99	1987
Mason	OH	—	1,528	13,748	3	1,528	13,751	15,279	1,563	6/10/98	1994
Oklahoma City	OK	—	4,596	19,721	977	4,680	20,614	25,294	2,926	3/31/97	1992
Elk City	OK	—	53	479	1	53	480	533	40	8/13/99	1993
Oklahoma City	OK	—	1,449	13,035	16	1,451	13,049	14,500	1,101	8/13/99	1993
Oklahoma City	OK	—	151	1,361	2	151	1,363	1,514	115	8/13/99	1993
Edmund	OK	—	251	2,254	2	251	2,256	2,507	190	8/13/99	1993
Midwest City	OK	—	250	2,253	2	250	2,255	2,505	190	8/13/99	1993
King of Prussia	PA	—	634	3,251	159	634	3,410	4,044	437	9/22/97	1964
Ft. Washington	PA	—	1,872	8,816	607	1,872	9,423	11,295	1,168	9/22/97	1960
Ft. Washington	PA	—	1,184	5,559	71	1,184	5,630	6,814	736	9/22/97	1967
Ft. Washington	PA	—	683	3,198	86	680	3,287	3,967	424	9/22/97	1970
Horsham	PA	—	741	3,611	118	741	3,729	4,470	482	9/22/97	1983
Philadelphia	PA	44,000	7,884	71,002	2,004	7,883	73,007	80,890	9,855	11/13/97	1980
Plymouth Meeting	PA	—	1,412	7,415	1,819	1,413	9,233	10,646	1,090	1/15/98	1996
Ft. Washington	PA	—	1,154	7,722	219	1,154	7,941	9,095	950	1/15/98	1996
King of Prussia	PA	—	354	3,183	504	354	3,687	4,041	435	2/2/98	1968
King of Prussia	PA	—	552	2,893	39	552	2,932	3,484	357	2/2/98	1996
Pittsburgh	PA	—	720	9,589	1,011	720	10,600	11,320	1,220	2/27/98	1991
Philadelphia	PA	62,034	3,462	111,946	8,687	3,462	120,633	124,095	14,309	3/30/98	1983
Greensburg	PA	—	780	7,026	—	780	7,026	7,806	798	6/3/98	1997
Philadelphia	PA	—	24,753	222,775	9,869	24,747	232,650	257,397	26,299	6/30/98	1990
Moon Township	PA	—	1,663	14,966	11	1,663	14,977	16,640	1,606	9/14/98	1994
Ft. Washington	PA	—	631	5,698	324	634	6,019	6,653	613	12/1/98	1998
Philadelphia	PA	—	931	8,377	713	930	9,091	10,021	878	6/11/99	1987
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Moon Township	PA	—	489	4,403	331	490	4,733	5,223	488	8/23/99	1989
Moon Township	PA	—	612	5,507	62	612	5,569	6,181	482	8/23/99	1990
Moon Township	PA	—	555	4,995	146	555	5,141	5,696	428	8/23/99	1991
Moon Township	PA	—	410	3,688	276	410	3,964	4,374	339	8/23/99	1988
Moon Township	PA	—	502	4,519	136	502	4,655	5,157	437	8/23/99	1987

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Moon Township	PA	—	202	1,814	8	202	1,822	2,024	155	8/23/99	1992
Blue Bell	PA	—	723	6,507	137	724	6,643	7,367	540	9/14/99	1988
Blue Bell	PA	—	709	6,382	181	709	6,563	7,272	550	9/14/99	1988
Blue Bell	PA	—	268	2,414	79	268	2,493	2,761	202	9/14/99	1988
Philadelphia	PA	—	18,758	169,249	37	18,758	169,286	188,044	879	10/10/02	1974
Lincoln	RI	—	320	7,690	—	320	7,690	8,010	1,064	11/13/97	1997
Memphis	TN	—	2,206	19,856	1,229	2,208	21,083	23,291	2,524	8/31/98	1985
Austin	TX	9,452	1,621	14,594	690	1,621	15,284	16,905	2,461	12/5/97	1997
Austin	TX	6,907	1,226	11,126	—	1,226	11,126	12,352	1,529	12/5/97	1997
Austin	TX	7,905	1,402	12,729	6	1,402	12,735	14,137	1,752	12/5/97	1997
Austin	TX	7,146	1,218	11,040	523	1,218	11,563	12,781	1,826	12/5/97	1986
Austin	TX	13,068	2,317	21,037	17	2,317	21,054	23,371	2,892	12/5/97	1996
Waco	TX	—	2,030	8,708	174	2,059	8,853	10,912	1,113	12/23/97	1997
Austin	TX	—	466	4,191	464	558	4,563	5,121	574	1/27/98	1980
Irving	TX	—	846	7,616	3,089	846	10,705	11,551	1,093	3/19/98	1995
Irving	TX	—	542	4,879	—	542	4,879	5,421	585	3/19/98	1995
Austin	TX	—	1,439	6,137	6,298	1,439	12,435	13,874	1,368	3/24/98	1975
Austin	TX	—	1,529	13,760	105	1,529	13,865	15,394	1,546	7/16/98	1993
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	1,360	10/7/98	1998
Austin	TX	—	4,878	43,903	1,006	4,875	44,912	49,787	4,692	10/7/98	1968
Austin	TX	—	9,085	—	5,878	11,640	3,323	14,963	—	10/7/98	1968
Austin	TX	3,126	562	5,054	6	562	5,060	5,622	532	10/20/98	1998
Austin	TX	11,535	2,072	18,650	22	2,072	18,672	20,744	1,985	10/20/98	1998
Austin	TX	8,207	1,476	13,286	(3)	1,476	13,283	14,759	1,398	10/20/98	1998
Austin	TX	—	688	6,192	466	697	6,649	7,346	595	6/3/99	1985
Austin	TX	—	906	8,158	(40)	902	8,122	9,024	720	6/16/99	1999
Austin	TX	—	539	4,849	(4)	539	4,845	5,384	429	6/16/99	1999
Austin	TX	—	1,731	14,921	865	1,732	15,785	17,517	1,401	6/30/99	1975
Austin	TX	—	1,574	14,168	575	1,574	14,743	16,317	1,253	8/3/99	1982
San Antonio	TX	—	259	2,331	232	264	2,558	2,822	219	8/3/99	1986
Austin	TX	3,433	626	5,636	533	621	6,174	6,795	626	8/18/99	1987
Austin	TX	—	2,028	18,251	(3)	2,028	18,248	20,276	1,465	10/8/99	1985

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date

Austin	TX	10,518	2,038	18,338	297	2,037	18,636	20,673	1,486	10/8/99	1997
Austin	TX	—	460	3,345	1,110	460	4,455	4,915	330	6/15/01	2001
Fairfax	VA	—	569	5,122	241	569	5,363	5,932	864	12/4/96	1990
Falls Church	VA	—	3,456	14,828	884	3,518	15,650	19,168	2,274	3/31/97	1993
Arlington	VA	—	810	7,289	350	811	7,638	8,449	885	8/26/98	1987
Alexandria	VA	—	2,109	18,982	176	2,109	19,158	21,267	1,983	12/30/98	1987
Fairfax	VA	—	594	5,347	3	594	5,350	5,944	440	9/29/99	1988
Fairfax	VA	—	780	7,022	4	781	7,025	7,806	578	9/29/99	1988
Norfolk	VA	—	1,273	11,457	—	1,273	11,457	12,730	60	10/25/02	1987
Norfolk	VA	—	559	5,030	—	559	5,030	5,589	26	10/25/02	1986
Norfolk	VA	—	591	5,235	1	591	5,236	5,827	28	10/25/02	1999
Richland	WA	9,093	3,970	17,035	496	4,043	17,458	21,501	2,541	3/31/97	1995
Falling Waters	WV	—	906	3,886	177	922	4,047	4,969	577	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	282	1,950	8,464	10,414	1,214	3/31/97	1995
Grand Total		$347,397	$341,433	$2,605,187	$144,441	$346,895	$2,744,166	$3,091,061	$284,548

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation at the beginning of the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at January 1, 2000	$2,656,344	$106,859
Additions	23,806	59,423
Disposals	(134,127)	(6,267)
Balance at December 31, 2000	2,546,023	160,015
Additions	56,976	59,542
Disposals	(10,512)	(417)
Balance at December 31, 2001	2,592,487	219,140
Additions	499,281	65,489
Disposals	(707)	(81)
Balance at December 31, 2002	$3,091,061	$284,548

(1)    Aggregate cost for federal income tax purposes is approximately $2,912,261.

(2)    Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

HRPT PROPERTIES TRUST

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

December 31, 2002

(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Value of Mortgage(1)	Carrying Value of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest

Wichita, KS	10.00%	11/09/02	Principal and interest, payable monthly in arrears. $900 due at maturity.	$932	$—	$932

Florence, KS	11.58%	12/31/06	Interest only, payable monthly in arrears. $500 due at maturity.	500	—	500
				$1,432	$—	$1,432

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

Balance at January 1, 2000				$10,373
New mortgage loans				1,300
Mortgage foreclosures, net of reserves				(1,702)
Collections of principal				(3,522)
Balance at December 31, 2000				6,449
Collections of principal				(10,404)
Reversal of reserve				3,955
Balance at December 31, 2001 and 2002				$—

(1)  Also represents cost for federal income tax purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Mannix	President and Chief Operating Officer	March 28, 2003
John A. Mannix

/s/ John C. Popeo	Treasurer, Chief Financial Officer and Secretary	March 28, 2003
John C. Popeo

/s/ Frederick N. Zeytoonjian	Trustee	March 28, 2003
Frederick N. Zeytoonjian

/s/ Patrick F. Donelan	Trustee	March 28, 2003
Patrick F. Donelan

/s/ Justinian Manning, C.P.	Trustee	March 28, 2003
Rev. Justinian Manning, C.P.

/s/ Gerard M. Martin	Trustee	March 28, 2003
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 28, 2003
Barry M. Portnoy

I, John A. Mannix, certify that:

1.             I have reviewed this annual report on Form 10-K of HRPT Properties Trust;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer

I, John C. Popeo, certify that:

1.             I have reviewed this annual report on Form 10-K of HRPT Properties Trust;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer

I, Barry M. Portnoy, certify that:

1.             I have reviewed this annual report on Form 10-K of HRPT Properties Trust;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Barry M. Portnoy
Barry M. Portnoy
Managing Trustee

I, Gerard M. Martin, certify that:

1.             I have reviewed this annual report on Form 10-K of HRPT Properties Trust;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Gerard M. Martin
Gerard M. Martin
Managing Trustee