Form 10-Q
period 2003-03-31
HRPT PROPERTIES TRUST
filed 2003-05-12
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares outstanding as of May 6, 2003:  128,919,577

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2003

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$356,241	$346,895
Buildings and improvements	2,842,112	2,744,166
	3,198,353	3,091,061
Accumulated depreciation	(303,753)	(284,548)
	2,894,600	2,806,513

Equity investments	261,524	264,087
Cash and cash equivalents	24,583	12,384
Restricted cash	3,632	9,415
Rents receivable, net	65,192	63,105
Other assets, net	59,269	50,836
	$3,308,800	$3,206,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings on revolving credit facility	$40,000	$37,000
Senior notes payable, net	951,341	843,180
Mortgage notes payable, net	335,055	335,797
Accounts payable and accrued expenses	36,587	38,402
Rent collected in advance	10,121	10,935
Security deposits	8,819	8,444
Due to affiliates	9,804	6,309

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized:
Series A, 8,000,000 shares issued and outstanding	193,086	193,086
Series B, 12,000,000 shares issued and outstanding	289,849	289,849

Common shares of beneficial interest, $0.01 par value: 150,000,000 shares authorized, 128,918,077 and 128,825,247 shares issued and outstanding, respectively	1,289	1,288
Additional paid in capital	1,946,525	1,945,753
Cumulative net income	1,037,807	1,010,515
Cumulative common distributions	(1,501,320)	(1,475,555)
Cumulative preferred distributions	(50,163)	(38,663)
Total shareholders’ equity	1,917,073	1,926,273
	$3,308,800	$3,206,340

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002

REVENUES:
Rental income	$120,590	$97,990
Interest and other income	43	685
Total revenues	120,633	98,675

EXPENSES:
Operating expenses	46,025	35,605
Interest (including amortization of note discounts and deferred financing fees of $1,473 in 2003 and $1,321 in 2002)	25,079	21,862
Depreciation and amortization	20,274	16,269
General and administrative	4,500	3,725
Early extinguishment of debt	1,751	3,344
Total expenses	97,629	80,805

Income before equity in earnings of equity investments	23,004	17,870

Equity in earnings of equity investments	4,288	4,715
Loss on equity transaction of equity investments	—	(1,421)
Net income	27,292	21,164
Preferred distributions	(11,500)	(4,938)
Net income available for common shareholders	$15,792	$16,226

Weighted average common shares outstanding	128,846	128,809

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.12	$0.13

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,292	$21,164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,225	15,577
Amortization of note discounts and deferred financing fees	1,473	1,321
Other amortization	1,049	692
Equity in earnings of equity investments	(4,288)	(4,715)
Loss on equity transaction of equity investments	—	1,421
Distributions of earnings from equity investments	4,288	4,715
Early extinguishment of debt	1,751	121
Change in assets and liabilities:
Increase in rents receivable and other assets	(12,138)	(9,844)
Decrease in accounts payable and accrued expenses	(1,815)	(7,195)
Decrease in rent collected in advance	(814)	(1,003)
Increase in security deposits	375	455
Increase in due to affiliates	4,268	5,842
Cash provided by operating activities	40,666	28,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(107,635)	(94,683)
Distributions in excess of earnings from equity investments	2,563	1,968
Proceeds from sale of real estate	—	740
Decrease in restricted cash	5,783	5,331
Cash used for investing activities	(99,289)	(86,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	298,004	219,000
Payments on borrowings	(188,128)	(171,054)
Deferred financing fees	(1,789)	—
Distributions to common shareholders	(25,765)	(25,761)
Distributions to preferred shareholders	(11,500)	(4,938)
Cash provided by financing activities	70,822	17,247

Increase (decrease) in cash and cash equivalents	12,199	(40,846)
Cash and cash equivalents at beginning of period	12,384	50,555
Cash and cash equivalents at end of period	$24,583	$9,709

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $— and $160, respectively)	$16,772	$23,526

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$773	$—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net income	$27,292	$21,164
Other comprehensive income:
Unrealized holding gains on investments	—	1,064
Comprehensive income	$27,292	$22,228

Note 3.  Equity Investments

At March 31, 2003, we had the following equity investments:

			Equity in Earnings
	Equity Investments		Three Months Ended
	March 31, 2003	December 31, 2002	March 31,
			2003	2002

Senior Housing Properties Trust	$165,157	$166,521	$2,607	$2,871
Hospitality Properties Trust	96,367	97,566	1,681	1,844
	$261,524	$264,087	$4,288	$4,715

At March 31, 2003, we owned 12,809,238 common shares, or 21.9%, of Senior Housing with a carrying value of $165,157 and a market value, based on quoted market prices, of $147,947, and 4,000,000 common shares, or 6.4%, of Hospitality Properties with a carrying value of $96,367 and a market value, based on quoted market prices, of $122,200.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties, and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.

Note 4.  Real Estate Properties

During the three months ended March 31, 2003, we acquired two properties for $93,461, including closing costs, and funded $14,174 of improvements to our owned properties.

Note 5.  Indebtedness

In January 2003 we issued unsecured senior notes totaling $200,000 in a public offering, raising net proceeds of $196,379.  These notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97,000 then outstanding under our revolving bank credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and used in February 2003 to redeem at par plus accrued interest, our $90,000 7.875% senior notes due in April 2009, to purchase a property and for general business purposes.  In connection with the redemption of our $90,000 7.875% senior notes we recognized a loss of $1,751 from the write off of deferred financing fees.

Note 6.  Shareholders’ Equity

Incentive advisory fees to RMR for 2002 services were paid in 92,830 of our restricted common shares in March 2003.

In April 2003 we declared a distribution on our common shares with respect to the quarter ended March 31, 2003, of $0.20 per common share, or approximately $25,800, which will be paid on or about May 23, 2003, to shareholders of record on April 23, 2003.  We also announced a distribution on our series A cumulative redeemable preferred shares of $0.6172 per share, or $4,938, and a distribution on our series B cumulative redeemable preferred shares of $0.5469 per share, or $6,563, which will be paid on or about May 15, 2003, to series A and B preferred shareholders of record as of May 1, 2003.

Note 7. New Accounting Pronouncement

In April 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  We implemented FAS 145 on January 1, 2003, and now classify all gains and losses from the extinguishment of debt as ordinary income or loss.  In addition, we reclassified all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and our consolidated financial statements included in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

General

Occupancy for all properties owned on March 31, 2003 and 2002 was 92%.  These results reflect average occupancy rates of approximately 95% at properties that were acquired by us during 2002 and 2003, and decreases in occupancy at properties we owned continuously since January 1, 2002, as follows (square feet in thousands):

	All Properties		Comparable Properties
	2003	2002	2003	2002

Total properties	214	198	188	188
Total square feet	24,031	20,013	18,990	18,990
Square feet leased (1)	22,031	18,464	17,200	17,500
Percentage leased	91.7%	92.3%	90.6%	92.2%

(1)   Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Rents charged for 368,000 square feet of office space which was renewed or released during the quarter ended March 31, 2003, were approximately 4% lower than rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 28% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2005, as follows (in thousands):

	Total	2003	2004	2005	2006 and After
Metro Philadelphia, PA
Total square feet	5,480
Leased square feet (1)	5,266	213	684	403	3,966
Annualized rent (2)	$132,616	$4,581	$16,879	$9,097	$102,059
Metro Washington, DC
Total square feet	2,558
Leased square feet (1)	2,487	251	297	673	1,266
Annualized rent (2)	$68,752	$6,449	$6,152	$15,011	$41,140
Southern California
Total square feet	1,729
Leased square feet (1)	1,663	117	82	40	1,424
Annualized rent (2)	$47,495	$4,425	$4,603	$2,338	$36,129
Metro Austin, TX
Total square feet	2,844
Leased square feet (1)	2,427	310	311	213	1,593
Annualized rent (2)	$44,770	$7,698	$6,193	$5,317	$25,562
Metro Boston, MA
Total square feet	1,984
Leased square feet (1)	1,746	55	211	168	1,312
Annualized rent (2)	$38,692	$1,045	$3,747	$6,758	$27,142
Other markets
Total square feet	9,436
Leased square feet (1)	8,442	598	769	872	6,203
Annualized rent (2)	$150,493	$11,822	$16,948	$14,332	$107,391
Total
Total square feet	24,031
Leased square feet (1)	22,031	1,544	2,354	2,369	15,764
Annualized rent (2)	$482,818	$36,020	$54,522	$52,853	$339,423

(1)   Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)   Annualized rent is rents pursuant to signed leases as of March 2003 plus expense reimbursements.  Includes some triple net lease rents.

Property level revenue and net operating income for all properties are as follows (in thousands):

	Property Level Revenue (1)		Property Level Net Operating Income
	Quarter Ended March 31,		Quarter Ended March 31,
	2003	2002	2003	2002
Metro Philadelphia, PA	$33,634	$23,386	$18,982	$14,066
Metro Washington, DC	16,970	13,040	11,160	8,647
Southern California	11,913	9,491	8,630	6,735
Metro Austin, TX	11,412	13,204	6,062	7,304
Metro Boston, MA	9,233	8,459	6,472	6,539
Other markets	37,428	30,410	23,259	19,094
Total	$120,590	$97,990	$74,565	$62,385

(1)   Includes some triple net lease revenues.

Quarterly property level revenue and net operating income for properties owned by us continuously since January 1, 2002, our comparable properties, were as follows (in thousands):

	Property Level Revenue (1)		Property Level Net Operating Income
	Quarter Ended March 31,		Quarter Ended March 31,
	2003	2002	2003	2002
Metro Philadelphia, PA	$22,463	$23,386	$13,030	$14,066
Metro Washington, DC	13,179	12,991	8,491	8,912
Southern California	9,131	9,491	6,261	6,735
Metro Austin, TX	11,412	13,204	6,062	7,304
Metro Boston, MA	8,795	8,459	6,048	6,539
Other markets	28,821	28,457	17,856	17,777
Total	$93,801	$95,988	$57,748	$61,333

(1)   Includes some triple net lease revenues.

Our principal source of funds is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of March 31, 2003, tenants responsible for more than 1% of total annualized rent were as follows:

Tenant	Annualized Rent (1)	% of Annualized Rent
	(in millions)
U. S. Government	$90.7	18.8%
GlaxoSmithKline plc	14.9	3.1%
Towers, Perrin, Forster & Crosby, Inc.	12.8	2.7%
PNC Financial Services Group	11.4	2.4%
Wachovia Corporation	9.6	2.0%
Solectron Corporation	9.2	1.9%
Mellon Financial Corporation	7.4	1.5%
FMC Corporation	7.4	1.5%
Ballard Spahr Andrews & Ingersoll, LLP	7.3	1.5%
Fallon Clinics	7.2	1.5%
Comcast Corporation	5.5	1.1%
Schnader Harrison Segal & Lewis LLP	5.3	1.1%
Tyco International Ltd	4.9	1.0%
Other tenants	289.2	59.9%
Over 1,000 tenants	$482.8	100.0%

(1)   Annualized rent is rents pursuant to signed leases as of March 2003 plus expense reimbursements.  Includes some triple net lease rents.

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Total revenues for the three months ended March 31, 2003, increased to $120.6 million from $98.7 million for the three months ended March 31, 2002.  Rental income increased in 2003 by $22.6 million and interest and other income decreased in 2003 by $642,000, compared to the prior period.  Rental income increased primarily from our acquisition of two properties in 2003 and 23 properties in 2002, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties.  Occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, remained the same at 92% at March 31, 2003 and 2002.  Interest and other income decreased primarily as a result of lower cash balances invested in 2003 compared to 2002 and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $3.9 million in 2003 and $2.2 million in 2002.  Rental income also includes lease termination fees totaling $408,000 in 2003 and $1.0 million in 2002.

Total expenses for the three months ended March 31, 2003, increased to $97.6 million from $80.8 million for the three months ended March 31, 2002.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $10.4 million, $4.0 million and $775,000, respectively, due primarily to the acquisition of properties in 2003 and 2002.  Interest expense increased by $3.2 million due primarily to an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.  Total expenses for the three months ended March 31, 2003, included $1.8 million representing the write-off of deferred financing fees associated with the repayment of $90 million senior notes.  Total expenses for the three months ended March 31, 2002, included a $3.3 million write off of deferred financing fees associated with repayment of $160 million senior notes.

Equity in earnings of equity investments decreased by $427,000 for the three months ended March 31, 2003, compared to the same period in 2002 due to lower earnings from Senior Housing and Hospitality Properties.  Also, a loss on equity transaction of equity investments of $1.4 million was recognized in the 2002 period, reflecting the issuance of common shares by Senior Housing at a price below our per share carrying value.

Net income increased to $27.3 million for the 2003 period, from $21.2 million for the 2002 period.  The increase is due primarily to property acquisitions in 2003 and 2002, the loss recognized in 2002 from the issuance of common shares by Senior Housing, and a decrease in loss from the early extinguishment of debt in 2003 compared to 2002, offset by lower income on invested cash balances, the increase in interest expense during 2003 from the issuance of debt and lower equity in earnings from Senior Housing and Hospitality Properties.  Net income available for common shareholders is net income reduced by preferred distributions and was $15.8 million, or $0.12 per common share, in the 2003 period, compared to $16.2 million, or $0.13 per common share in the 2002 period.  The decrease reflects the foregoing factors and distributions during 2003 on our series B preferred shares which were issued in September 2002.

Cash flows provided by (used for) operating, investing and financing activities were $40.7 million, ($99.3) million and $70.8 million, respectively, for the three months ended March 31, 2003, and $28.6 million, ($86.6) million and $17.2 million, respectively, for the three months ended March 31, 2002.  Changes in all three categories between 2003 and 2002 primarily reflect assets acquired and debt issued in 2003 and 2002, and the issuance of our series B preferred shares in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and for distributions to shareholders are rents from our properties, distributions received from our equity investments and borrowings under our revolving line of credit.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  This flow of funds has historically been sufficient for us to pay day-to-day operating expenses, interest and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expense, interest and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

We have an unsecured revolving credit facility with a group of commercial banks that we use to fund acquisitions and improvements and for general business purposes.  Borrowings under this credit facility bear interest at LIBOR plus a premium.  Our credit facility may be expanded, in certain circumstances, up to $625 million.  Our credit facility may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  At March 31, 2003, there was $40 million outstanding and $520 million available for borrowing under this credit facility, and we had cash and cash equivalents of $24.6 million.  In the future we expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund additional property acquisitions and meet our working capital needs, including funding on a temporary basis.  Our outstanding debt maturities and weighted average interest rates as of March 31, 2003, were as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period		Weighted Average Interest Rate
2003	$4,450		7.4%
2004	9,908		7.9%
2005	107,119		6.7%
2006	47,656	(1)	3.0%
2007	17,400		7.9%
2008	23,954		7.1%
2009	5,862		6.9%
2010	55,567		8.6%
2011	291,967	(2)	7.2%
2012 and thereafter	780,387	(3)	7.0%
Total	$1,344,270		6.9%

(1)   Includes $40 million outstanding on our $560 million revolving bank credit facility at a variable rate of interest of LIBOR plus a spread, or 2.2% per annum at March 31, 2003.

(2)   Includes $65 million of 8.375% notes callable at par on or after June 15, 2003.

(3)   Includes $143 million of 8.50% notes callable at par on or after November 15, 2003.

To the extent we borrow on our credit facility and, as the maturity dates of our credit facility and term debts approach over the longer term, we will explore various alternatives for the repayment of amounts due.  Such alternatives in the short term and long term may include borrowings under our revolving credit facility, incurring additional long term debt and issuing new equity securities.  As of March 31, 2003, we had $1.4 billion available on our effective $3 billion shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any additional debt or equity offerings or other financings, we believe we will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

Total assets increased to $3.3 billion at March 31, 2003, from $3.2 billion at December 31, 2002, primarily due to 2003 property acquisitions.

During the three months ended March 31, 2003, we purchased two properties for $93.5 million, including closing costs and funded $14.2 million of improvements to our owned properties.

During the three months ended March 31, 2003, compared to 2002, cash expenditures made and capitalized for building and tenant improvements, leasing commissions and development and redevelopment activities were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Building and tenant improvements and leasing commissions	$9,849	$7,966
Development and redevelopment activities	$5,764	$790
Capitalized interest excluded from interest expense	$—	$160

Commitments made for expenditures in connection with leasing space during the quarter ended March 31, 2003, were as follows (in thousands):

	Total	Renewals	New Leases
Square feet leased during the quarter	368	231	137
Total commitments for tenant improvements and leasing costs	$4,831	$2,334	$2,497
Average lease term (years)	5.0	5.0	5.1
Leasing costs per square foot per year	$2.63	$2.02	$3.57

At March 31, 2003, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of Senior Housing with a carrying value of $165.2 million and a market value of $147.9 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $96.4 million and a market value of $122.2 million.  During 2003 we received cash dividends totaling $4.0 million from Senior Housing and $2.9 million from Hospitality Properties.  On May 6, 2003, the market values of our Senior Housing and Hospitality Properties shares were $152.9 million and $116.0 million, respectively.

In January 2003 we issued $200 million of unsecured senior notes in a public offering, raising net proceeds of $196.4 million.  These notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97 million then outstanding under our revolving bank credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and used in February 2003 to redeem at par plus accrued interest, our $90 million 7.875% senior notes due in April 2009, to purchase a property and for general business purposes.  We recognized a loss in 2003 of $1.8 million from the write off of deferred financing fees in connection with our redemption of the 7.875% senior notes.

Debt Covenants

Our principal unsecured debt obligations at March 31, 2003, are our unsecured revolving credit facility and our $958 million of public debt.  Our public debt is governed by indentures.  These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, and require us to maintain other ratios, as defined.  Our credit facility also includes a covenant which limits the amount of aggregate distributions on preferred and common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility.  At March 31, 2003, we were in compliance with all of our covenants under our indentures and our credit agreement.

In addition to our unsecured debt obligations, we have $346.3 million of mortgage notes outstanding at March 31, 2003.  Our mortgage notes are secured by 25 of our properties.

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

As of March 31, 2003, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.  We have no “off balance sheet” arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2002, in our methods of managing exposure to risks associated with market changes in interest rates.  Other than an increase in the amounts outstanding on our revolving credit facility as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Our revolving bank credit facility bears interest at floating rates and matures by 2006.  As of March 31, 2003, we had $40 million outstanding and $520 million available for drawing under our revolving bank credit facility.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $40 million at March 31, 2003, was 2.2% per annum.  The following table shows the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2003	2.2%	$40,000	$880
10% reduction	2.0%	$40,000	$800
10% increase	2.4%	$40,000	$960

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility.

Item 4.  Controls and Procedures

a)                                      Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

b)                                     There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERED TO HEREIN, CONTAIN STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND OUR 2002 FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS WITH RESPECT TO OUR ABILITY TO LEASE OUR PROPERTIES TO TENANTS, OUR TENANTS’ ABILITY TO PAY RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS.  ALSO, WHENEVER WE USE THE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS, COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE:  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES; RENTS WHICH WE CAN ACHIEVE AT OUR PROPERTIES MAY DECLINE; OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; AND WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES FOR NEW PROPERTIES.  THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR OFFICE SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  THE INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2002 ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE HEADINGS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

Part II  Other Information

Item 2.    Changes in Securities and Use of Proceeds

On March 12, 2003, we issued 92,830 common shares in payment of an incentive fee of $772,902 for services rendered by Reit Management & Research LLC, or RMR, during 2002 based upon a per common share price of $8.326.  As further described in our 2002 Form 10-K, we have an agreement with RMR whereby RMR provides investment, management and administrative services to us.  These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On May 6, 2003, as part of their annual compensation each of our three independent trustees received a grant of 500 common shares valued at $9.15 per common share, the closing price of our common shares on the New York Stock Exchange on May 6, 2003.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits:

12.1             Computation of Ratio of Earnings to Fixed Charges

12.2             Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

99.1             Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

1.               Current Report on Form 8-K, dated January 23, 2003, relating to the sale of $200,000,000 6.40% Senior Notes due February 15, 2015, and filing as exhibits, (a)  Underwriting Agreement dated as of January 23, 2003, between HRPT Properties Trust and UBS Warburg LLC and Wachovia Securities, Inc., pertaining to $200,000,000 6.40% Senior Notes due 2015, (b)  Form of Supplemental Indenture No. 12 dated as of January 30, 2003, between HRPT Properties Trust and U.S. Bank National Association, including form of 6.40% Senior Notes due 2015, (c) Opinion of Sullivan & Worcester LLP re: tax matters, (d) First Amendment to Credit Agreement by and among HRPT Properties Trust, each of the financial institution signatories and Wachovia Bank, National Association, as Agent, and (e)  Consent of  Sullivan & Worcester LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: May 9, 2003

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
Dated: May 9, 2003

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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/ John A. Mannix
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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/ John C. Popeo
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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/ Barry M. Portnoy
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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/ Gerard M. Martin
Gerard M. Martin
Managing Trustee