Form 10-Q
period 2003-06-30
HRPT PROPERTIES TRUST
filed 2003-08-14
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Number of registrant’s common shares outstanding as of August 5, 2003:  142,189,077

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2003

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I  Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$363,030	$346,895
Buildings and improvements	2,906,076	2,744,166
	3,269,106	3,091,061
Accumulated depreciation	(323,450)	(284,548)
	2,945,656	2,806,513

Equity investments	258,326	264,087
Cash and cash equivalents	18,698	12,384
Restricted cash	6,616	9,415
Rents receivable, net	73,605	63,105
Other assets, net	61,159	50,836
	$3,364,060	$3,206,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings on revolving credit facility	$41,000	$37,000
Senior notes payable, net	886,511	843,180
Mortgage notes payable, net	333,848	335,797
Accounts payable and accrued expenses	43,676	38,402
Rent collected in advance	14,184	10,935
Security deposits	8,591	8,444
Due to affiliates	9,742	6,309

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized:
Series A, 8,000,000 shares issued and outstanding	193,086	193,086
Series B, 12,000,000 shares issued and outstanding	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 175,000,000 shares authorized, 142,169,577 and 128,825,247 shares issued and outstanding, respectively	1,422	1,288
Additional paid in capital	2,065,739	1,945,753
Cumulative net income	1,065,178	1,010,515
Cumulative common distributions	(1,527,103)	(1,475,555)
Cumulative preferred distributions	(61,663)	(38,663)
Total shareholders’ equity	2,026,508	1,926,273
	$3,364,060	$3,206,340

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUES:
Rental income	$121,613	$99,807	$242,203	$197,797
Interest and other income	107	922	150	1,607
Total revenues	121,720	100,729	242,353	199,404

EXPENSES:
Operating expenses	45,686	36,278	91,711	71,883
Interest (including amortization of note discounts and deferred financing fees of $1,513, $1,330, $2,986 and $2,651, respectively)	25,062	21,297	50,141	43,159
Depreciation and amortization	20,895	16,534	41,169	32,803
General and administrative	4,872	4,151	9,372	7,876
Loss on early extinguishment of debt	1,487	—	3,238	3,344
Total expenses	98,002	78,260	195,631	159,065

Income before equity in earnings of equity investments	23,718	22,469	46,722	40,339

Equity in earnings of equity investments	3,653	4,343	7,941	9,058
Loss on equity transaction of equity investments	—	—	—	(1,421)
Net income	27,371	26,812	54,663	47,976
Preferred distributions	(11,500)	(4,937)	(23,000)	(9,875)
Net income available for common shareholders	$15,871	$21,875	$31,663	$38,101

Weighted average common shares outstanding	130,521	128,810	129,688	128,809

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.12	$0.17	$0.24	$0.30

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,663	$47,976
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,949	31,309
Amortization of note discounts and deferred financing fees	2,986	2,651
Other amortization	2,220	1,494
Equity in earnings of equity investments	(7,941)	(9,058)
Loss on equity transaction of equity investments	—	1,421
Distributions of earnings from equity investments	7,941	9,058
Loss on early extinguishment of debt	3,238	121
Change in assets and liabilities:
Increase in rents receivable and other assets	(25,096)	(4,981)
Increase (decrease) in accounts payable and accrued expenses	5,274	(4,411)
Increase (decrease) in rent collected in advance	3,249	(288)
Increase in security deposits	147	475
Increase in due to affiliates	4,206	4,057
Cash provided by operating activities	89,836	79,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(179,581)	(122,586)
Distributions in excess of earnings from equity investments	5,761	4,435
Proceeds from sale of real estate	396	740
Decrease in restricted cash	2,799	4,999
Cash used for investing activities	(170,625)	(112,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	119,333	—
Proceeds from borrowings	419,004	452,768
Payments on borrowings	(374,774)	(395,582)
Deferred financing fees	(1,912)	(283)
Distributions to common shareholders	(51,548)	(51,522)
Distributions to preferred shareholders	(23,000)	(9,875)
Cash provided by (used for) financing activities	87,103	(4,494)

Increase (decrease) in cash and cash equivalents	6,314	(37,082)
Cash and cash equivalents at beginning of period	12,384	50,555
Cash and cash equivalents at end of period	$18,698	$13,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including capitalized interest of $0 and $1,443, respectively)	$35,908	$42,673

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$787	$13

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

Note 2.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$27,371	$26,812	$54,663	$47,976
Other comprehensive income:
Unrealized holding gains (losses) on investments	—	(226)	—	838
Comprehensive income	$27,371	$26,586	$54,663	$48,814

Note 3.  Equity Investments

                At June 30, 2003, and December 31, 2002, we had the following equity investments in Senior Housing Properties Trust and Hospitality Properties Trust:

	Equity Investments		Equity in Earnings
	June 30, 2003	December 31, 2002	Three Months Ended June 30,		Six Months Ended June 30,
			2003	2002	2003	2002
Senior Housing	$163,272	$166,521	$2,086	$2,312	$4,693	$5,183
Hospitality Properties	95,054	97,566	1,567	2,031	3,248	3,875
	$258,326	$264,087	$3,653	$4,343	$7,941	$9,058

At June 30, 2003, we owned 12,809,238 common shares, or 21.9%, of Senior Housing with a carrying value of $163,272 and a market value, based on quoted market prices, of $173,693, and 4,000,000 common shares, or 6.4%, of Hospitality Properties with a carrying value of $95,054 and a market value, based on quoted market prices, of $125,000.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties, and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.

Note 4.  Real Estate Properties

During the six months ended June 30, 2003, we acquired four properties for $155,046, including closing costs, and funded $24,535 of improvements to our owned properties.

Note 5.  Indebtedness

In April 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  We implemented FAS 145 on January 1, 2003.

In January 2003 we issued unsecured senior notes totaling $200,000 in a public offering, raising net proceeds of $196,300.  These notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97,000 then outstanding under our revolving bank credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and used in February 2003 to redeem at par plus accrued interest, our $90,000 7.875% senior notes due in April 2009, to purchase a property and for general business purposes.  In connection with the redemption of our $90,000 7.875% senior notes we recognized a loss of $1,751 from the write off of deferred financing fees.

In June 2003 we redeemed at par plus accrued interest, our $65,000 8.375% senior notes due in June 2011 using proceeds from our revolving credit facility.  In connection with this redemption we recognized a loss of $1,487 from the write off of deferred financing fees.

Our revolving credit facility matures in April 2006, permits borrowings up to $560,000 and includes a feature under which the maximum draw could expand up to $625,000 in certain circumstances.  Drawings under our revolving credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the revolving credit facility is payable at LIBOR plus a spread, totaling 2.1% per annum at June 30, 2003.  As of June 30, 2003, we had $41,000 outstanding on our revolving credit facility and $519,000 available for acquisitions and general business purposes.

 Note 6.  Shareholders’ Equity

In June 2003 we issued 13,250,000 common shares in a public offering, and in July 2003 we issued an additional 585,100 common shares pursuant to the underwriters' overallotment option.  Net proceeds of $119,333 in June and $5,286 in July were used to reduce amounts outstanding on our revolving credit facility.  In June 2003 we increased the number of our authorized common shares from 150,000,000 to 175,000,000.

In May 2003 we paid a $0.20 per share, or $25,783, distribution to our common shareholders for the quarter ended March 31, 2003.  In May we also paid a $0.6172 per share, or $4,938, distribution to our series A preferred shareholders and a $0.5469 per share, or $6,563, distribution to our series B preferred shareholders.

In July 2003 we declared a distribution on our common shares with respect to the quarter ended June 30, 2003, of $0.20 per common share, or $28,400, which will be paid on or about August 25, 2003, to shareholders of record on July 25, 2003.  We also announced a distribution on our series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about August 15, 2003, to our series A and B preferred shareholders of record as of August 1, 2003, respectively.

In May 2003 our three independent trustees each were awarded 500 common shares as part of their annual compensation.  Those shares vested immediately.  In July 2003 19,500 common shares were awarded to our officers and employees of RMR.  One-third of those shares vested immediately and one-third vests on each of the first and second anniversaries of the award.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and our consolidated financial statements included in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

General

Occupancy for all properties owned on June 30, 2003 and 2002 was 92%.  These results reflect average occupancy rates of approximately 97% at properties that were acquired by us during 2002 and 2003, and a 1.7 percentage point decrease in occupancy at properties we owned continuously since April 1, 2002.  Occupancy data follows (square feet in thousands):

	All Properties		Comparable Properties
	2003	2002	2003	2002

Total properties	215	201	196	196
Total square feet	24,784	20,120	19,697	19,697
Square feet leased (1)	22,680	18,525	17,740	18,077
Percentage leased	91.5%	92.1%	90.1%	91.8%

(1)               Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Rents charged for 637,000 square feet of office space which was renewed or released during the quarter ended June 30, 2003, were approximately the same as rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 25% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2005, as follows (in thousands):

	Total	2003	2004	2005	2006 and After
Metro Philadelphia, PA
Total square feet	5,483
Leased square feet (1)	5,277	117	680	398	4,082
Annualized rent (2)	$132,581	$3,073	$16,235	$9,096	$104,177
Metro Washington, DC
Total square feet	2,558
Leased square feet (1)	2,483	212	306	668	1,297
Annualized rent (2)	$68,786	$5,234	$6,283	$14,948	$42,321
Southern California
Total square feet	1,729
Leased square feet (1)	1,663	113	82	40	1,428
Annualized rent (2)	$47,685	$4,212	$4,609	$2,296	$36,568
Metro Austin, TX
Total square feet	2,844
Leased square feet (1)	2,311	178	303	214	1,616
Annualized rent (2)	$41,527	$4,070	$5,910	$5,213	$26,334
Metro Boston, MA
Total square feet	1,984
Leased square feet (1)	1,736	44	204	168	1,320
Annualized rent (2)	$39,105	$1,346	$3,490	$6,830	$27,439
Other markets
Total square feet	10,186
Leased square feet (1)	9,210	483	632	855	7,240
Annualized rent (2)	$159,265	$9,196	$13,580	$13,909	$122,580
Total
Total square feet	24,784
Leased square feet (1)	22,680	1,147	2,207	2,343	16,983
Annualized rent (2)	$488,949	$27,131	$50,107	$52,292	$359,419

(1)               Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)               Annualized rent is rents pursuant to signed leases as of June 2003 plus expense reimbursements and includes some triple net lease rents.

Property level revenue and net operating income (rental income less operating expenses) for all properties are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Property level revenue: (1)
Metro Philadelphia, PA	$33,830	$22,989	$67,464	$46,375
Metro Washington, DC	17,225	13,416	34,195	26,456
Southern California	11,831	9,755	23,744	19,246
Metro Austin, TX	10,515	12,933	21,927	26,137
Metro Boston, MA	9,924	8,486	19,157	16,945
Other markets	38,288	32,228	75,716	62,638
Total	$121,613	$99,807	$242,203	$197,797

Property level net operating income:
Metro Philadelphia, PA	$19,523	$13,787	$38,505	$27,853
Metro Washington, DC	11,847	8,955	23,007	17,602
Southern California	8,253	6,722	16,883	13,457
Metro Austin, TX	5,365	7,150	11,427	14,454
Metro Boston, MA	7,198	6,515	13,670	13,054
Other markets	23,741	20,400	47,000	39,494
Total	$75,927	$63,529	$150,492	$125,914

(1)               Includes some triple net lease revenues.

Comparable property level revenue and net operating income (rental income less operating expenses) for properties owned by us continuously since April 1, 2002, were as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Property level revenue: (1)
Metro Philadelphia, PA	$22,160	$22,988
Metro Washington, DC	13,202	13,429
Southern California	9,069	9,714
Metro Austin, TX	10,515	12,934
Metro Boston, MA	9,088	8,486
Other markets	32,197	32,218
Total	$96,231	$99,769

Property level net operating income:
Metro Philadelphia, PA	$12,567	$13,787
Metro Washington, DC	8,879	8,977
Southern California	5,943	6,685
Metro Austin, TX	5,366	7,143
Metro Boston, MA	6,387	6,515
Other markets	19,860	20,389
Total	$59,002	$63,496

(1)               Includes some triple net lease revenues.

Our principal source of funds is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of June 30, 2003, tenants responsible for more than 1% of total annualized rent were as follows:

Tenant	Annualized Rent (1)	% of Annualized Rent
	(in millions)
U. S. Government	$90.3	18.5%
GlaxoSmithKline plc	14.2	2.9%
Towers, Perrin, Forster & Crosby, Inc.	12.9	2.6%
PNC Financial Services Group	11.8	2.4%
Solectron Corporation	9.2	1.9%
Wachovia Corporation	9.0	1.8%
Ballard Spahr Andrews & Ingersoll, LLP	7.4	1.5%
Mellon Financial Corporation	7.4	1.5%
FMC Corporation	7.3	1.5%
Fallon Clinics	7.2	1.5%
Comcast Corporation	6.0	1.2%
Schnader Harrison Segal & Lewis LLP	5.4	1.1%
Tyco International Ltd	4.9	1.0%
Other tenants	295.9	60.6%
Over one thousand tenants	$488.9	100.0%

(1)               Annualized rent is rents pursuant to signed leases as of June 2003 plus expense reimbursements and includes some triple net lease rents.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Total revenues for the three months ended June 30, 2003, were $121.7 million, a 20.8% increase over total revenues of $100.7 million for the three months ended June 30, 2002.  Rental income increased in 2003 by $21.8 million, or 21.8%, and interest and other income decreased in 2003 by $815,000, or 88.4%, compared to the prior period.  Rental income increased primarily from our acquisition of four properties in 2003 and 14 properties acquired in 2002 after April 1, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties.  Occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 92% at June 30, 2003 and 2002.  Interest and other income decreased primarily as a result of lower cash balances invested in 2003 compared to 2002 and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $3.8 million in 2003 and $2.7 million in 2002.  Rental income also includes lease termination fees totaling $63,000 in 2003 and $347,000 in 2002.

Total expenses for the three months ended June 30, 2003, were $98.0 million, a 25.2% increase over total expenses of $78.3 million for the three months ended June 30, 2002.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $9.4 million (25.9%), $4.4 million (26.4%), and $721,000 (17.4%), respectively, due primarily to the acquisition of properties in 2003 and 2002.  Interest expense increased by $3.8 million, or 17.7%, due primarily to an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.  Total expenses for the three months ended June 30, 2003, included $1.5 million representing the write-off of deferred financing fees associated with the repayment of $65 million of senior notes in June.

Equity in earnings of equity investments decreased by $690,000, or 15.9% for the three months ended June 30, 2003, compared to the same period in 2002 reflecting lower earnings from Senior Housing and Hospitality Properties.

Net income was $27.4 million for the 2003 period, a 2.1% increase over net income of $26.8 million for the 2002 period.  The increase is due primarily to property acquisitions in 2003 and 2002, offset by the loss from early extinguishment of debt in 2003, lower income on invested cash balances, the increase in interest expense during 2003 from the issuance of debt and lower equity in earnings from Senior Housing and Hospitality Properties.  Net income available for common shareholders is net income reduced by preferred distributions and was $15.9 million, or $0.12 per common share, in the 2003 period, a 27.4% decrease from net income available for common shareholders of $21.9 million, or $0.17 per common share in the 2002 period.  The decrease reflects distributions during 2003 on our series B preferred shares which were issued in September 2002 and increased depreciation expense from properties acquired since April 1, 2002.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Total revenues for the six months ended June 30, 2003, were $242.4 million, a 21.5% increase over total revenues of $199.4 million for the six months ended June 30, 2002.  Rental income increased in 2003 by $44.4 million, or 22.5% and interest and other income decreased in 2003 by $1.5 million, or 90.7% compared to the prior period.  Rental income increased primarily from our acquisition of four properties in 2003 and 23 properties in 2002, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties.  Occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 92% at June 30, 2003 and 2002.  Interest and other income decreased primarily as a result of lower cash balances invested in 2003 compared to 2002 and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $7.7 million in 2003 and $4.8 million in 2002.  Rental income also includes lease termination fees totaling $471,000 in 2003 and $1.4 million in 2002.

Total expenses for the six months ended June 30, 2003, were $195.6 million, a 23.0% increase over total expenses of $159.1 million for the six months ended June 30, 2002.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $19.8 million (27.6%), $8.4 million (25.5%), and $1.5 million (19.0%), respectively, due primarily to the acquisition of properties in 2003 and 2002.  Interest expense increased by $7.0 million, or 16.2%, due primarily to an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.  Total expenses for the six months ended June 30, 2003, included $3.2 million representing the write-off of deferred financing fees associated with the repayment in 2003 of $90 million of senior notes in February and $65 million of senior notes in June.  Total expenses for the six months ended June 30, 2002, included a $3.3 million write off of deferred financing fees associated with repayment of $160 million senior notes.

Equity in earnings of equity investments decreased by $1.1 million, or 12.3%, for the six months ended June 30, 2003, compared to the same period in 2002 reflecting lower earnings from Senior Housing and Hospitality Properties.  Also, a loss on equity transaction of equity investments of $1.4 million was recognized in the 2002 period, reflecting the issuance of common shares by Senior Housing at a price below our per share carrying value.

Net income was $54.7 million for the 2003 period, a 13.9% increase over net income of $48.0 million for the 2002 period.  The increase is due primarily to property acquisitions in 2003 and 2002 and the loss recognized in 2002 from the issuance of common shares by Senior Housing, offset by lower income on invested cash balances, the increase in interest expense during 2003 from the issuance of debt and lower equity in earnings from Senior Housing and Hospitality Properties.  Net income available for common shareholders is net income reduced by preferred distributions and was $31.7 million, or $0.24 per common share, in the 2003 period, a 16.9% decrease from net income available for common shareholders of $38.1 million, or $0.30 per common share in the 2002 period.  The decrease reflects distributions during 2003 on our series B preferred shares which were issued in September 2002 and increased depreciation expense from properties acquired since January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and for distributions to shareholders are rents from our properties, distributions received from our equity investments and borrowings under our revolving bank credit facility.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  This flow of funds has historically been sufficient for us to pay day-to-day operating expenses, interest and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expense, interest and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

We have an unsecured revolving credit facility with a group of commercial banks that we use to fund acquisitions and improvements and for general business purposes.  Borrowings under this revolving credit facility bear interest at LIBOR plus a premium.  Our revolving credit facility permits borrowings up to $560 million and may be expanded, in certain circumstances, up to $625 million.  Our revolving credit facility may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  At June 30, 2003, there was $41 million outstanding and $519 million available for borrowing under this revolving credit facility, and we had cash and cash equivalents of $18.7 million.  In the future we expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund additional property acquisitions and meet our working capital needs, including funding on a temporary basis.  Our outstanding debt maturities and weighted average interest rates as of June 30, 2003, were as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period		Weighted Average Interest Rate
2003	$2,804		7.3%
2004	9,908		7.9%
2005	107,119		6.7%
2006	48,656	(1)	3.0%
2007	17,400		7.9%
2008	23,954		7.1%
2009	5,862		6.9%
2010	55,567		8.6%
2011	226,967		6.8%
2012 and thereafter	780,387	(2)	7.0%
Total	$1,278,624		6.9%

(1)               Includes $41 million outstanding on our $560 million revolving credit facility at a variable rate of interest of LIBOR plus a spread, totaling 2.1% per annum at June 30, 2003.

(2)               Includes $143 million of 8.50% notes callable at par on or after November 15, 2003.

To the extent we borrow on our revolving credit facility and, as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore various alternatives for the repayment of amounts due.  Such alternatives in the short term and long term may include borrowings under our revolving credit facility, incurring additional long term debt and issuing new equity securities.  As of June 30, 2003, we had $1.3 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any additional debt or equity offerings or other financings, we believe we will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

During the six months ended June 30, 2003, we purchased four properties for $155.0 million, including closing costs and funded $24.5 million of improvements to our owned properties.

During the three and six months ended June 30, 2003 and 2002, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Tenant improvements	$6,211	$3,695	$11,876	$8,057
Leasing costs	$2,108	$2,419	$3,547	$4,419
Building improvements	$3,222	$2,212	$5,967	$3,816
Development and redevelopment activities	$927	$4,510	$6,691	$5,300

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2003, were as follows (in thousands):

	Total	Renewals	New Leases
Square feet leased during the quarter	637	433	204
Total commitments for tenant improvements and leasing costs	$8,817	$4,929	$3,888
Average lease term (years)	7.1	7.4	6.4
Leasing costs per square foot per year (whole dollars)	$1.95	$1.54	$2.98

At June 30, 2003, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of Senior Housing with a carrying value of $163.3 million and a market value of $173.7 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $95.1 million and a market value of $125.0 million.  During 2003 we received cash dividends totaling $7.9 million from Senior Housing and $5.8 million from Hospitality Properties.  On August 5, 2003, the market values of our Senior Housing and Hospitality Properties shares were $174.6 million and $126.2 million, respectively.

In January 2003 we issued $200 million of unsecured senior notes in a public offering, raising net proceeds of $196.3 million.  These notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97 million then outstanding under our revolving credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and then used in February 2003 to redeem at par plus accrued interest, our $90 million 7.875% senior notes due in April 2009, to purchase a property and for general business purposes.  In June 2003 we redeemed at par plus accrued interest, our $65 million 8.375% senior notes due in June 2011.  We recognized a combined loss in 2003 of $3.2 million from the write off of deferred financing fees in connection with our redemption of these senior notes in February and June 2003.

In June 2003 we issued 13,250,000 common shares in a public offering.  In July 2003 we issued an additional 585,100 common shares pursuant to the underwriters’ overallotment option.  Net proceeds of $119.3 million in June and $5.3 million in July were used to reduce amounts outstanding on our revolving credit facility.

Debt Covenants

Our principal unsecured debt obligations at June 30, 2003, are our unsecured revolving credit facility and our $893 million of public term debt.  Our public debt is governed by an indenture.  This indenture and its supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined.  During the period from our incurrence of these debts through June 30, 2003, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $344.6 million of mortgage notes outstanding at June 30, 2003.  Our mortgage notes are secured by 25 of our properties.

None of our indenture and its supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings.  However, under our revolving credit facility agreement, our senior debt rating is used to determine the fees and interest rate payable.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20 million or more.  Similarly, a default on our public indenture would constitute a default under our revolving credit facility agreement.

As of June 30, 2003, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.  We have no “off balance sheet” arrangements.

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

Our revolving credit facility bears interest at floating rates and matures in 2006.  As of June 30, 2003, we had $41 million outstanding and $519 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving credit facility indebtedness of $41 million at June 30, 2003, was 2.1% per annum.  The following table shows the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2003	2.1%	$41,000	$861
10% reduction	1.9%	$41,000	$779
10% increase	2.3%	$41,000	$943

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN, CONTAIN STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND OUR 2002 FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS WITH RESPECT TO OUR ABILITY TO LEASE OUR PROPERTIES, OUR TENANTS’ ABILITY TO PAY RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS.  ALSO, WHENEVER WE USE THE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS, COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE:  WE MAY NOT BE ABLE TO MAINTAIN OCCUPANCIES OR THE COMPETITIVENESS OF OUR PROPERTIES; RENTS WHICH WE CAN ACHIEVE AT OUR PROPERTIES MAY DECLINE; OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; AND WE MAY BE UNABLE TO IDENTIFY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES FOR NEW PROPERTIES.  THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR OFFICE SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  THE INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2002 ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE HEADINGS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “HRPT PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II  Other Information

Item 2.    Changes in Securities and Use of Proceeds

On May 6, 2003, as part of their annual compensation, each of our three independent trustees received a grant of 500 common shares valued at $9.15 per common share, the closing price of our common shares on the New York Stock Exchange on May 6, 2003.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On July 1, 2003, we granted 19,500 common shares pursuant to our Incentive Share Award Plan to officers and certain employees of our investment manager, Reit Management & Research LLC, valued at $9.28 per common share, the closing price of our common shares on the New York Stock Exchange on July 1, 2003.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Shareholders Meeting on May 6, 2003, Reverend Justinian Manning, C.P. and Gerard M. Martin were re-elected to serve as trustees for a term of three years.  There were 113,178,733 and 102,571,197 shares voted in favor of, and 6,141,414 and 16,748,950 shares withheld from voting for, the re-election of Reverend Manning and Mr. Martin, respectively.  Patrick F. Donelan, Barry M. Portnoy and Frederick N. Zeytoonjian continue to serve as trustees for terms ending in 2004, 2005 and 2005, respectively.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

3.1

Third Amendment and Restatement of Declaration of Trust of HRPT Properties Trust dated July 1, 1994, as amended to date. (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

10.1	Form of Restricted Share Agreement.

10.2	HRPT Properties Trust 2003 Incentive Share Award Plan. (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)                                 Reports on Form 8-K

(i)                                           On May 5, 2003, the Company furnished a Current Report on Form 8-K relating to a press release issued by the Company on May 5, 2003, setting forth the Company’s results of operations and financial condition for the quarter ended March 31, 2003.

(ii)                                        On June 16, 2003, the Company filed a Current Report on Form 8-K summarizing amendments made to its bylaws and other provisions of Maryland law to which the Company is subject.

(iii)                                     On June 17, 2003, the Company filed a Current Report on Form 8-K relating to the Company’s sale of 13,250,000 common shares and an amendment to the Company’s Declaration of Trust and filing as exhibits, (a) Underwriting Agreement dated as of June 17, 2003, between the Company and the underwriters named therein relating to the sale of 13,250,000 common shares of beneficial interest, (b) Third Amendment and Restatement of Declaration of Trust, (c) Opinion of Sullivan & Worcester LLP as to tax matters, (d) 2003 Incentive Share Award Plan and (e) Consent of Sullivan & Worcester LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: August 14, 2003

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
Dated: August 14, 2003