Form 10-Q
period 2003-09-30
HRPT PROPERTIES TRUST
filed 2003-11-12
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares outstanding as of November 10, 2003:  142,773,925

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2003

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I                               Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$376,605	$346,895
Buildings and improvements	2,998,748	2,727,761
	3,375,353	3,074,656
Accumulated depreciation	(342,828)	(284,548)
	3,032,525	2,790,108

Acquired real estate leases	45,651	33,017
Equity investments	255,361	264,087
Cash and cash equivalents	21,044	12,384
Restricted cash	8,604	9,415
Rents receivable, net	76,898	63,105
Other assets, net	54,718	49,536
Total assets	$3,494,801	$3,221,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$160,000	$37,000
Senior notes payable, net	886,681	843,180
Mortgage notes payable, net	333,222	335,797
Accounts payable and accrued expenses	45,261	38,402
Acquired real estate lease obligations	16,835	15,312
Rent collected in advance	12,299	10,935
Security deposits	9,299	8,444
Due to affiliates	14,667	6,309
Total liabilities	1,478,264	1,295,379

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
Series A, 8,000,000 shares issued and outstanding	193,086	193,086
Series B, 12,000,000 shares issued and outstanding	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 142,774,177 and 128,825,247 shares issued and outstanding, respectively	1,428	1,288
Additional-paid in capital	2,071,198	1,945,753
Cumulative net income	1,089,797	1,010,515
Cumulative common distributions	(1,555,658)	(1,475,555)
Cumulative preferred distributions	(73,163)	(38,663)
Total shareholders’ equity	2,016,537	1,926,273
Total liabilities and shareholders’ equity	$3,494,801	$3,221,652

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Rental income	$127,434	$100,951	$369,637	$298,748
Interest and other income	104	1,116	254	2,723
Total revenues	127,538	102,067	369,891	301,471

Expenses:
Operating expenses	50,034	37,339	141,745	109,222
Interest (including amortization of note discounts and deferred financing fees of $1,480, $1,329, $4,466 and $3,980, respectively)	24,046	21,346	74,187	64,505
Depreciation and amortization	27,774	16,928	68,943	49,731
General and administrative	4,951	3,916	14,323	11,792
Loss on early extinguishment of debt	—	119	3,238	3,463
Total expenses	106,805	79,648	302,436	238,713

Income before equity in earnings of equity investments	20,733	22,419	67,455	62,758

Equity in earnings of equity investments	3,886	4,784	11,827	13,842
Loss on equity transaction of equity investments	—	—	—	(1,421)
Net income	24,619	27,203	79,282	75,179
Preferred distributions	(11,500)	(6,250)	(34,500)	(16,125)
Net income available for common shareholders	$13,119	$20,953	$44,782	$59,054

Weighted average common shares outstanding	142,717	128,824	134,079	128,814

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.09	$0.16	$0.33	$0.46

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$79,282	$75,179
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58,895	47,434
Amortization of note discounts and deferred financing fees	4,466	3,980
FAS 141 lease value amortization	(1,035)	—
Other amortization	10,048	2,297
Equity in earnings of equity investments	(11,827)	(13,842)
Loss on equity transaction of equity investments	—	1,421
Distributions of earnings from equity investments	11,827	13,842
Loss on early extinguishment of debt	3,238	240
Change in assets and liabilities:
Increase in rents receivable and other assets	(26,811)	(14,331)
Increase in accounts payable and accrued expenses	6,859	5,660
Increase in rent collected in advance	1,364	2,070
Increase in security deposits	855	618
Increase in due to affiliates	9,131	7,540
Cash provided by operating activities	146,292	132,108

Cash flows from investing activities:
Real estate acquisitions and improvements	(317,820)	(215,159)
Distributions in excess of earnings from equity investments	8,726	6,502
Proceeds from sale of real estate	385	740
Decrease in restricted cash	811	1,235
Cash used for investing activities	(307,898)	(206,682)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	124,618	—
Proceeds from issuance of preferred shares	—	290,180
Proceeds from borrowings	554,004	566,768
Payments on borrowings	(391,838)	(555,289)
Deferred financing fees	(1,915)	(358)
Distributions to common shareholders	(80,103)	(77,287)
Distributions to preferred shareholders	(34,500)	(14,813)
Cash provided by financing activities	170,266	209,201

Increase in cash and cash equivalents	8,660	134,627
Cash and cash equivalents at beginning of period	12,384	50,555
Cash and cash equivalents at end of period	$21,044	$185,182

Supplemental cash flow information:
Cash paid for interest (including capitalized interest of $0 and $2,832, respectively)	$65,065	$60,214
Non-cash financing activities:
Issuance of common shares	$967	$143

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 2.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$24,619	$27,203	$79,282	$75,179
Other comprehensive income:
Unrealized holding gains on investments	—	1,713	—	1,713
Less: reclassification adjustment for gains realized in net income	—	(1,299)	—	(1,299)
Net unrealized gains	—	414	—	414
Comprehensive income	$24,619	$27,617	$79,282	$75,593

Note 3.  Equity Investments

At September 30, 2003, and December 31, 2002, we had the following equity investments in Senior Housing Properties Trust and Hospitality Properties Trust:

	Equity Investments		Equity in Earnings
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Senior Housing	$161,548	$166,521	$2,247	$2,836	$6,940	$8,019
Hospitality Properties	93,813	97,566	1,639	1,948	4,887	5,823
	$255,361	$264,087	$3,886	$4,784	$11,827	$13,842

At September 30, 2003, we owned 12,809,238 common shares, or 21.9%, of Senior Housing with a carrying value of $161,548 and a market value, based on quoted market prices, of $184,581, and 4,000,000 common shares, or 6.4%, of Hospitality Properties with a carrying value of $93,813 and a market value, based on quoted market prices, of $140,320.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties, and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share data)

Note 4.  Real Estate Properties

During the nine months ended September 30, 2003, we acquired 13 properties for $281,475, including closing costs, and funded $36,345 of improvements to our owned properties.

In 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  In accordance with this standard, the fair value of any real estate property we acquire is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases, other value of in place leases, and the value of tenant relationships.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as if vacant” value is then allocated to land and building based on management’s determination of the relative fair values of these assets.  Management determines the fair value of a property using methods similar to those used by independent appraisers.  Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating income and expenses.  Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above market and below market in place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) management’s estimate of fair market lease rates for the corresponding in place leases, measured over a period equal to the remaining non cancelable terms of the respective leases.  The capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction of rental income over the remaining non cancellable terms of the respective leases.  The capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the remaining initial terms of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in place leases and tenant relationships, is measured as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above.  This aggregate value is allocated between in place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and its consequence to amortization expense is immaterial for acquisitions reflected in our financial statements.  If future acquisitions result in our allocating material amounts to the value of tenant relationships, those amounts would be separately allocated and amortized over the estimated life of the relationships.  The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non cancelable periods of the respective leases.  Such amortization amounted to $6,136 during the nine months ended September 30, 2003.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease is written off.

Intangible lease assets and liabilities for properties acquired since 2001 through September 30, 2003, totaled $55,165 and $21,248, respectively.  Assets and liabilities attributable to above and below market leases are amortized to rental income over the remaining terms of the respective leases.  Such amortization amounted to $1,035 during the nine months ended September 30, 2003.

Note 5.  Indebtedness

In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  We implemented FAS 145 on January 1, 2003.

In January 2003 we issued unsecured senior notes totaling $200,000 in a public offering, raising net proceeds of $196,300.  These notes bear interest at 6.40%, require semi-annual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97,000 then outstanding under our revolving bank credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and used in February 2003 to redeem at par plus accrued interest, our $90,000 7.875% senior notes due in April 2009, to purchase a property and for general business purposes.  In connection with the redemption of our $90,000 7.875% senior notes we recognized a loss of $1,751 from the write off of deferred financing fees.  Our senior notes are governed by an indenture and related supplements which contain a number of financial ratio covenants.  These covenants generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.

In June 2003 we redeemed at par plus accrued interest our $65,000 8.375% senior notes due in June 2011 using proceeds from our revolving credit facility.  In connection with this redemption we recognized a loss of $1,487 from the write off of deferred financing fees.

We have a $560,000, interest only, unsecured revolving credit facility which matures in April 2006.  The interest rate is LIBOR plus a spread, totaling 2.0% per annum at September 30, 2003.  As of September 30, 2003, we had $160,000 outstanding on our revolving credit facility and $400,000 available for acquisitions and general business purposes.

Note 6.  Shareholders’ Equity

In June 2003 we issued 13,250,000 common shares in a public offering, and in July 2003 we issued an additional 585,100 common shares pursuant to the underwriters’ overallotment option.  Total net proceeds of $124,618 were used to reduce amounts outstanding under our revolving credit facility.

In October 2003 our newly elected independent trustee was awarded 500 common shares as part of his annual compensation.  In July 2003 19,500 common shares were awarded to our officers and employees of RMR.  One-third of these shares vested immediately and one-third vests on each of July 1, 2004 and 2005.

In August 2003 we paid a $0.20 per share, or $28,555, distribution to our common shareholders for the quarter ended June 30, 2003.  In August we also paid a $0.6172 per share, or $4,938, distribution to our series A preferred shareholders and a $0.5469 per share, or $6,563, distribution to our series B preferred shareholders.

Note 7.  Subsequent Events

In October 2003 we issued $250,000 unsecured senior notes in a public offering, raising net proceeds of $248,093.  The notes bear interest at 5.75%, require semi-annual interest payments and mature in February 2014.  A portion of the net proceeds from this offering were used to repay amounts outstanding under our revolving bank credit facility, and the remaining proceeds were deposited in interest bearing cash accounts.

In October 2003 we declared a distribution of $0.20 per common share, or $28,600, to be paid on or about November 21, 2003, to shareholders of record on October 22, 2003.  We also announced a distribution on our series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about November 17, 2003, to our series A and B preferred shareholders of record as of November 1, 2003, respectively.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

General

Occupancy for all properties owned on September 30, 2003 and 2002, was 91% and 92%, respectively.  These results reflect average occupancy rates of approximately 96% at properties that we acquired during 2002 and 2003, and a 2.8 percentage point decrease in occupancy at properties we owned continuously since July 1, 2002.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties
	2003	2002	2003	2002

Total properties	224	202	199	199
Total square feet	25,785	20,664	19,777	19,777
Square feet leased (1)	23,473	19,047	17,622	18,173
Percentage leased	91.0%	92.2%	89.1%	91.9%

(1)          Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Properties acquired during the nine months ended September 30, 2003, were as follows (square feet and dollars in thousands):

Date Acquired	Location	Number of Buildings	Square Feet	Purchase Price (1)	Largest Tenant
1/28/03	Baltimore, MD	1	551	$63,067	The Johns Hopkins University
2/13/03	Foxborough, MA	1	209	30,100	Commercial Union Insurance Company
5/23/03	Fort Worth, TX	1	666	47,750	Motorola, Inc.
6/30/03	Erlanger, KY	1	86	13,500	GE Capital Information Technology Solutions
7/24/03	Meriden, CT	1	48	7,600	Verizon Wireless
8/01/03	Mansfield, MA	3	384	42,000	Tyco Healthcare Group LP
8/29/03	Windsor, CT	1	121	13,650	Orion Capital Companies, Inc.
9/05/03	Mansfield, MA	2	190	22,750	Tyco Healthcare Group LP
9/17/03	Albuquerque, NM	2	291	40,000	Boeing-SVS, Inc.
		13	2,546	$280,417

(1)          Excludes closing costs.

Rents charged for 774,000 square feet of office space which was renewed or released during the quarter ended September 30, 2003, were approximately 4% higher than rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 21% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2005, as follows (in thousands):

	Total	2003	2004	2005	2006 and After
Metro Philadelphia, PA
Total square feet	5,468
Leased square feet (1)	5,296	84	603	397	4,212
Annualized rent (2)	$133,261	$1,867	$14,408	$9,302	$107,684
Metro Washington, DC
Total square feet	2,557
Leased square feet (1)	2,326	52	266	673	1,335
Annualized rent (2)	$65,147	$1,747	$5,590	$15,231	$42,579
Southern California
Total square feet	1,729
Leased square feet (1)	1,662	70	82	40	1,470
Annualized rent (2)	$47,370	$3,143	$4,580	$2,320	$37,327
Metro Boston, MA
Total square feet	2,573
Leased square feet (1)	2,300	20	213	182	1,885
Annualized rent (2)	$48,543	$613	$3,729	$6,900	$37,301
Metro Austin, TX
Total square feet	2,843
Leased square feet (1)	2,294	115	295	215	1,669
Annualized rent (2)	$40,863	$2,604	$5,712	$5,278	$27,269
Other markets
Total square feet	10,615
Leased square feet (1)	9,595	156	651	898	7,890
Annualized rent (2)	$167,081	$3,438	$13,595	$14,748	$135,300
Total
Total square feet	25,785
Leased square feet (1)	23,473	497	2,110	2,405	18,461
Percent of total leased square feet	100.0%	2.1%	9.0%	10.2%	78.7%
Annualized rent (2)	$502,265	$13,412	$47,614	$53,779	$387,460

(1)          Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)          Annualized rent is rents pursuant to signed leases as of September 2003 plus expense reimbursements and includes some triple net lease rents.  Excludes FAS 141 lease value amortization.

Property level revenue and net operating income (rental income less operating expenses) for all properties are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Property level revenue: (1)
Metro Philadelphia, PA	$38,148	$24,106	$105,612	$70,481
Metro Washington, DC	16,301	13,580	50,496	40,036
Southern California	11,804	10,804	35,548	30,050
Metro Boston, MA	11,631	8,263	30,788	25,208
Metro Austin, TX	10,464	11,270	32,391	37,407
Other markets	39,086	32,928	114,802	95,566
Total	$127,434	$100,951	$369,637	$298,748

Property level net operating income:
Metro Philadelphia, PA	$22,824	$14,665	$61,329	$42,518
Metro Washington, DC	10,155	8,895	33,162	26,497
Southern California	8,335	7,650	25,218	21,107
Metro Boston, MA	8,116	5,942	21,786	18,996
Metro Austin, TX	4,856	6,207	16,283	20,661
Other markets	23,114	20,253	70,114	59,747
Total	$77,400	$63,612	$227,892	$189,526

(1)                                  Includes some triple net lease revenues.

Comparable property level revenue and net operating income (rental income less operating expenses) for properties owned by us continuously since July 1, 2002, were as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Property level revenue: (1)
Metro Philadelphia, PA	$23,822	$24,106
Metro Washington, DC	12,440	13,403
Southern California	9,604	10,083
Metro Boston, MA	9,505	8,263
Metro Austin, TX	10,464	11,270
Other markets	30,456	32,919
Total	$96,291	$100,044

Property level net operating income:
Metro Philadelphia, PA	$13,612	$14,665
Metro Washington, DC	7,675	8,745
Southern California	6,445	6,980
Metro Boston, MA	6,438	5,942
Metro Austin, TX	4,856	6,208
Other markets	17,625	20,244
Total	$56,651	$62,784

(1)                                  Includes some triple net lease revenues.

Our principal source of funds is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of September 30, 2003, tenants responsible for more than 1% of total annualized rent were as follows:

Tenant	Annualized Rent (1) (in millions)	% of Annualized Rent
U. S. Government	$88.2	17.6%
GlaxoSmithKline plc	14.5	2.9%
Towers, Perrin, Forster & Crosby, Inc.	12.7	2.5%
PNC Financial Services Group	11.6	2.3%
Tyco International Ltd	9.8	1.9%
Solectron Corporation	9.0	1.8%
Wachovia Corporation	9.0	1.8%
Ballard Spahr Andrews & Ingersoll, LLP	7.5	1.5%
Mellon Financial Corporation	7.4	1.5%
FMC Corporation	7.4	1.5%
Fallon Clinics	7.2	1.4%
Comcast Corporation	6.0	1.2%
Other tenants	312.0	62.1%
Over one thousand tenants	$502.3	100.0%

(1)          Annualized rent is rents pursuant to signed leases as of September 2003 plus expense reimbursements and includes some triple net lease rents.  Excludes FAS 141 lease value amortization.

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Total revenues for the three months ended September 30, 2003, were $127.5 million, a 25.0% increase over total revenues of $102.1 million for the three months ended September 30, 2002.  Rental income increased in 2003 by $26.5 million, or 26.2%, and interest and other income decreased in 2003 by $1.0 million, or 90.7%, compared to the prior period.  Rental income increased primarily from our acquisition of 13 properties in 2003 and 11 properties acquired in 2002 after July 1, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties.  Occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 91% at September 30, 2003, and 92% at September 30, 2002.  Interest and other income decreased primarily as a result of lower cash balances invested in the 2003 period compared to the 2002 period and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $4.2 million in the 2003 period and $2.5 million in the 2002 period and non cash amortization of intangible lease assets and liabilities totaling $1.0 million in 2003.  Rental income also includes lease termination fees totaling $2.1 million in 2003 and $70,000 in 2002.

Total expenses for the three months ended September 30, 2003, were $106.8 million, a 34.1% increase over total expenses of $79.6 million for the three months ended September 30, 2002.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $12.7 million (34.0%), $10.8 million (64.1%), and $1.0 (26.4%), respectively, due primarily to the acquisition of properties in 2003 and 2002.  Interest expense increased by $2.7 million, or 12.6%, due primarily to an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.

Equity in earnings of equity investments decreased by $898,000, or 18.8% for the three months ended September 30, 2003, compared to the same period in 2002 reflecting lower earnings from Senior Housing Properties Trust and Hospitality Properties Trust.

Net income was $24.6 million for the 2003 period, a 9.5% decrease from net income of $27.2 million for the 2002 period.  The decrease is due primarily to the increase in depreciation expense from properties acquired since July 1, 2002, amortization of the value of in place leases pursuant to FAS 141, a decline in rents resulting from a decrease in occupancy at some of our properties, lower income on invested cash balances, the increase in interest expense during 2003 from the issuance of debt and lower equity in earnings from Senior Housing and Hospitality Properties, offset by property acquisitions in 2003 and 2002.  Net income available for common shareholders is net income reduced by preferred distributions and was $13.1 million, or $0.09 per common share, in the 2003 period, a 37.4% decrease from net income available for common shareholders of $21.0 million, or $0.16 per common share in the 2002 period.  The decrease reflects the foregoing factors and distributions during 2003 on our series B preferred shares which were issued in September 2002.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Total revenues for the nine months ended September 30, 2003, were $369.9 million, a 22.7% increase over total revenues of $301.5 million for the nine months ended September 30, 2002.  Rental income increased in 2003 by $70.9 million, or 23.7% and interest and other income decreased in 2003 by $2.5 million, or 90.7% compared to the prior period.  Rental income increased primarily from our acquisition of 13 properties in 2003 and 23 properties in 2002, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties.  Occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 91% at September 30, 2003, and 92% at September 30, 2002.  Interest and other income decreased primarily as a result of lower cash balances invested in the 2003 period compared to the 2002 period and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $11.9 million in the 2003 period and $7.3 million in the 2002 period and non cash amortization of intangible lease assets and liabilities totaling $1.0 million in 2003.  Rental income also includes lease termination fees totaling $2.6 million in 2003 and $1.4 million in 2002.

Total expenses for the nine months ended September 30, 2003, were $302.4 million, a 26.7% increase over total expenses of $238.7 million for the nine months ended September 30, 2002.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $32.5 million (29.8%), $19.2 million (38.6%), and $2.5 million (21.5%), respectively, due primarily to the acquisition of properties in 2003 and 2002.  Interest expense increased by $9.7 million, or 15.0%, due primarily to an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.  Total expenses for the nine months ended September 30, 2003, included $3.2 million representing the write-off of deferred financing fees associated with the repayment in 2003 of $90 million of senior notes in February and $65 million of senior notes in June.  Total expenses for the nine months ended September 30, 2002, included a $3.5 million write off of deferred financing fees associated primarily with the repayment of $160 million of senior notes in March 2002.

Equity in earnings of equity investments decreased by $2.0 million, or 14.6%, for the nine months ended September 30, 2003, compared to the same period in 2002 reflecting lower earnings from Senior Housing and Hospitality Properties.  Also, a loss on equity transaction of equity investments of $1.4 million was recognized in the 2002 period, reflecting the issuance of common shares by Senior Housing at a price below our per share carrying value.

Net income was $79.3 million for the 2003 period, a 5.5% increase over net income of $75.2 million for the 2002 period.  The increase is due primarily to property acquisitions in 2003 and 2002 and the loss recognized in 2002 from the issuance of common shares by Senior Housing, offset by the increase in depreciation expense from properties acquired since January 1, 2002, amortization of the value of in place leases pursuant to FAS 141, a decline in rents resulting from a decrease in occupancy at some of our properties, lower income on invested cash balances, the increase in interest expense during 2003 from the issuance of debt and lower equity in earnings from Senior Housing and Hospitality Properties.  Net income available for common shareholders is net income reduced by preferred distributions and was $44.8 million, or $0.33 per common share, in the 2003 period, a 24.2% decrease from net income available for common shareholders of $59.1 million, or $0.46 per common share in the 2002 period.  The decrease reflects distributions during 2003 on our series B preferred shares which were issued in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties and distributions received from our equity investments.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks that matures in April 2006.  Borrowings under the credit facility can be up to $560 million and the credit facility includes a feature under which the maximum borrowing may be expanded to $625 million, in certain circumstances.  Drawings under our credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the credit facility is payable at a spread above LIBOR.  At September 30, 2003, there was $400 million available on our revolving credit facility, and we had cash and cash equivalents of $21.0 million.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.  Our outstanding debt maturities and weighted average interest rates as of September 30, 2003, were as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period		Weighted Average Interest Rate
2003	$1,739		7.4%
2004	9,908		7.9%
2005	107,119		6.7%
2006	167,656	(1)	2.2%
2007	17,400		7.9%
2008	23,954		7.1%
2009	5,862		6.9%
2010	55,567		8.6%
2011	226,967		6.8%
2012 and thereafter	780,387	(2)	7.0%
Total	$1,396,559		6.4%

(1)          Includes $160 million outstanding on our $560 million revolving credit facility at a variable rate of interest of LIBOR plus a spread, totaling 2.0% per annum at September 30, 2003.  This outstanding borrowing was repaid in October 2003 with the proceeds of our issuance of $250 million of 5.75% senior unsecured notes due 2014.

(2)          Includes $143 million of 8.50% notes callable at par on or after November 15, 2003.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional long term debt and issuing new equity securities.  As of September 30, 2003, we had $1.3 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

During the nine months ended September 30, 2003, we purchased 13 properties for $281.5 million, including closing costs, and funded $36.3 million of improvements to our owned properties.

During the three and nine months ended September 30, 2003 and 2002, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Tenant improvements	$7,059	$8,661	$18,935	$16,718
Leasing costs	$3,728	$2,195	$7,275	$6,614
Building improvements	$4,722	$2,067	$10,689	$5,883
Development and redevelopment activities	$30	$7,733	$6,721	$13,033

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2003, were as follows (in thousands):

	Total	Renewals	New Leases
Square feet leased during the quarter	774	514	260
Total commitments for tenant improvements and leasing costs	$14,568	$7,827	$6,741
Average lease term (years)	9.9	11.1	7.6
Leasing costs per square foot per year (whole dollars)	$1.90	$1.37	$3.41

At September 30, 2003, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of Senior Housing with a carrying value of $161.5 million and a market value of $184.6 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $93.8 million and a market value of $140.3 million.  During 2003 we received cash dividends totaling $11.9 million from Senior Housing and $8.6 million from Hospitality Properties.  On November 10, 2003, the market values of our Senior Housing and Hospitality Properties shares were $196.9 million and $152.6 million, respectively.

In January 2003 we issued $200 million of unsecured senior notes in a public offering, raising net proceeds of $196.3 million.  These notes bear interest at 6.40%, require semi-annual interest payments and mature in February 2015.  Net proceeds from this offering were used to repay $97 million then outstanding under our revolving credit facility.  The remaining proceeds were deposited in interest bearing cash accounts and then used in February 2003 to redeem at par plus accrued interest, our $90 million 7.875% senior notes due in April 2009, to purchase a property and for general business purposes.  In June 2003 we redeemed at par plus accrued interest, our $65 million 8.375% senior notes due in June 2011.  We recognized a combined loss in 2003 of $3.2 million from the write off of deferred financing fees in connection with our redemption of senior notes in February and June 2003.

In October 2003 we issued $250 million unsecured senior notes in a public offering, raising net proceeds of $248.1 million.  The notes bear interest at 5.75%, require semi-annual interest payments and mature in February 2014.  A portion of the net proceeds from this offering were used to repay amounts outstanding under our revolving bank credit facility and the remaining proceeds were deposited in interest bearing cash accounts.

In June 2003 we issued 13,250,000 common shares in a public offering and in July 2003 we issued an additional 585,100 common shares pursuant to the underwriters’ overallotment option.  Net proceeds of $124.6 million were used to reduce amounts outstanding on our revolving credit facility.

In the normal course of business we regularly evaluate opportunities to acquire properties.  Since September 30, 2003, we acquired two properties for $22.5 million, excluding closing costs.  We are currently engaged in multiple negotiations to purchase additional properties, some of which are material on an individual basis, for purchase prices which would aggregate over $500 million.  Some of those negotiations have resulted in signed contracts and executed letters of intent which are non-binding and subject to further negotiation and execution of contracts.  We expect that some of these letters of intent will result in signed contracts.  Our acquisitions of properties are generally subject to our satisfaction with due diligence investigation, closing conditions customary in real estate transactions and in some cases other conditions.  No assurances can be given as to when or if any of these properties will be acquired.  We may also acquire additional properties involving material amounts in the future.  We may finance acquisitions with debt, equity issuances or other forms of financing.

Debt Covenants

Our principal debt obligations at September 30, 2003, were our unsecured revolving credit facility and our $893 million of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At September 30, 2003, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $343.6 million of mortgage notes outstanding at September 30, 2003.  Our mortgage notes are secured by 25 of our properties.

None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings.  However, under our revolving credit facility, our senior debt rating is used to determine the fees and interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving credit facility.

As of September 30, 2003, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

CRITICAL ACCOUNTING POLICIES

In 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  In accordance with this standard, the fair value of any real estate property we acquire is allocated to the acquired tangible asset, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases, other value of in place leases, and the value of tenant relationships.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as if vacant” value is then allocated to land and building based on management’s determination of the relative fair values of these assets.  Management determines the fair value of a property using methods similar to those used by independent appraisers.  Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating income and expenses.  Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above market and below market in place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) management’s estimate of fair market lease rates for the corresponding in place leases, measured over a period equal to the remaining non cancelable terms of the respective leases.  The capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction of rental income over the remaining non cancellable terms of the respective leases.  The capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the remaining initial terms of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above.  This aggregate value is allocated between in place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and its consequence to amortization expense is immaterial.  If future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship.  The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non cancelable periods of the respective leases.  Such amortization amounted to $6.1 million during the nine months ended September 30, 2003.  If a lease is terminated prior to its stated expirations, all unamortized amounts relating to that lease are written off.

Intangible lease assets and liabilities for properties acquired since 2001 through September 30, 2003, totaled $55.2 million and $21.2 million, respectively.  Assets and liabilities attributable to above and below market leases are amortized to rental income over the remaining terms of the respective leases.  Such amortization amounted to $1.0 million during the nine months ended September 30, 2003.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2002.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future.

Our revolving credit facility bears interest at floating rates and matures in 2006.  As of September 30, 2003, we had $160 million outstanding and $400 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving credit facility indebtedness of $160 million at September 30, 2003, was 2.0% per annum.  The following table shows the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2003	2.0%	$160,000	$3,200
10% reduction	1.8%	$160,000	$2,880
10% increase	2.2%	$160,000	$3,520

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility.

Item 4.           Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO OUR ABILITY TO LEASE OUR PROPERTIES, OUR TENANTS’ ABILITY TO PAY RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS, COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE:  WE MAY NOT BE ABLE TO MAINTAIN OCCUPANCIES OR THE COMPETITIVENESS OF OUR PROPERTIES; RENTS WHICH WE CAN ACHIEVE AT OUR PROPERTIES MAY DECLINE; OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; AND WE MAY BE UNABLE TO IDENTIFY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES FOR NEW PROPERTIES.  THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FASB NO. 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF OUR PROPERTIES WHICH AFFECTS OUR FINANCIAL STATEMENTS INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

Part II.          Other Information

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

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

4.1                                 Supplemental Indenture No. 13 dated as of October 30, 2003 between HRPT Properties Trust and U.S. Bank National Association, including form of 5.75% Senior Note due February 15, 2014. (filed herewith)

12.1                           Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2                           Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32                                    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

(b)                                 Reports on Form 8-K

(i)             Current Report on Form 8-K, dated August 7, 2003 furnishing our press release containing our results of operations and financial condition for the quarter and six months ended June 30, 2003 (Items 7 and 12).

(ii)          Current Report on Form 8-K, dated October 8, 2003 filing information relating to the appointment of our new independent trustee and the resignation of one of our independent trustees (Item 5).

(iii)       Current Report on Form 8-K dated October 23, 2003 filing information relating to our issuance of $250 million principal of 5.75% senior notes due February 15, 2014 (Items 5 and 7).

(iv)      Current Report on Form 8-K, dated November 11, 2003 furnishing our press release containing our results of operations and financial condition for the quarter and nine months ended September 30, 2003 (Items 7 and 12).

Note:             Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Reports on Form 8-K dated August 7, 2003 and November 11, 2003, which were furnished to the Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: November 12, 2003

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
Dated: November 12, 2003