Form 10-K
period 2003-12-31
HRPT PROPERTIES TRUST
filed 2004-03-15
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.3 billion based on the $9.20 closing price per common share for such stock on the New York Stock Exchange on June 30, 2003.  For purposes of this calculation, 1,000,000 common shares held by Senior Housing Properties Trust and an aggregate of 1,390,725 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 8, 2004:  177,273,925.

References in this Annual Report on Form 10-K to the “Company”, “HRP”, “we”, “us” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders scheduled for May 11, 2004.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES AND OFFICERS CONCERNING OUR ABILITY TO LEASE OUR PROPERTIES TO TENANTS, OUR TENANTS’ ABILITY TO PAY RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS.  ALSO, WHENEVER WE USE THE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE:  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES; RENTS WHICH WE CAN ACHIEVE AT OUR PROPERTIES MAY DECLINE; OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; AND WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES.  THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR OFFICE SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FAS 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF OUR PROPERTIES WHICH AFFECT OUR FINANCIAL STATEMENTS INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.  THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE HEADINGS “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “HRPT PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HRPT PROPERTIES TRUST

2003 FORM 10-K ANNUAL REPORT

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

The Company.  We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland.  Our primary business is the ownership and operation of real estate, including office buildings and leased industrial land.

As of December 31, 2003, we owned 238 properties for a total investment of $3.9 billion at cost, and a depreciated book value of $3.5 billion.  Our portfolio includes 11 parcels with 9.8 million square feet of developed industrial lands in Oahu, Hawaii which we acquired in December 2003, and 227 buildings with approximately 26 million square feet of space.  In addition, we owned minority equity positions in two former subsidiary REITs which are now separately listed on the New York Stock Exchange: Senior Housing Properties Trust and Hospitality Properties Trust.

Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

Investment Policies.  Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.  We may not achieve some or all of our objectives.  Our investment goals are current income for distribution to shareholders, capital growth from appreciation in the value of properties, and preservation and protection of shareholders’ capital.  Our income is derived primarily from rent.

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

We attempt to acquire properties which will enhance the diversity of our portfolio with respect to tenants, types of services provided and locations.  However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

We prefer wholly-owned investments in fee interests.  However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests.  We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure.  We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies.  No such mergers or strategic combinations are under active consideration at this time.  However, we may undertake such considerations in the future.  A principal goal of any such transaction will be to expand our investments and diversify our revenue sources.

Disposition Policies.  From time to time we consider the sale of one or more properties or investments.  Disposition decisions are made based on a number of factors including, but not limited to, the following:

•                  the proposed sale price;

•                  the strategic fit of the property or investment with the rest of our portfolio; and

•                  the existence of alternative sources, uses or needs for capital.

Financing Policies.  We currently have a revolving credit facility for $560 million, which includes an accordian feature that allows it to be expanded, in certain circumstances, up to $625 million.  The revolving credit facility (which is guaranteed by most of our subsidiaries) is used for acquisition funding on an interim basis until equity or long term debt is raised and for working capital and general business purposes.  At December 31, 2003, $412 million was outstanding under our revolving credit facility.

Our credit facility, our term loan agreement and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth.  Our board of trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods.  Only 24 of our properties are encumbered by mortgages.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations present in existing financing or other arrangements, and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities.  We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

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

Investment Manager.  Our day-to-day operations are conducted by Reit Management & Research LLC, or RMR, our investment manager.  RMR originates and presents investment opportunities to our board of trustees.  RMR also provides property management services to us and an RMR affiliate provided garage management services at one of our properties during 2003.  RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300.  RMR also acts as the investment manager to Hospitality Properties and Senior Housing and has other business interests.  The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President and Assistant Secretary; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; John C. Popeo, Vice President and Treasurer, Adam D. Portnoy, Vice President and William J. Sheehan, Director of Internal Audit.  Messrs. Mannix, Popeo, Adam Portnoy and Lepore and Ms. Clark are also our officers.

Employees.  We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 8, 2004, RMR had approximately 300 full-time employees.

Competition.  Investing in and operating office buildings and other real estate is a very competitive business.  We compete against other REITs, numerous financial institutions, numerous individuals and public and private companies who are actively engaged in this business.  We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets.  Many of our competitors have greater financial and management resources than we have.  We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

Environmental Matters.  Under various laws, owners of real estate may be required to investigate and clean up or remove hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such hazardous substances.  These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with such hazardous substances.  We reviewed environmental surveys of the properties we own prior to their purchase.  Based upon those surveys we do not believe that there are environmental conditions at any of our properties that have a material adverse effect on us.  However, no assurances can be given that such conditions are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website.  Our internet address is www.hrpreit.com.  Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA  02458 or at our website, www.hrpreit.com under the heading “Governance.”  We make available, free of charge, through the “SEC Filings” tab under the “Financials” section of our internet website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report at the “Contact Us” section of our website.  Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found at the “Contact Us” section of our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any dividends are eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2003 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2003, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the Internal Revenue Code.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code’s attribution rules.

•                  There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary.  If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

We have in the past attached and will continue to attach a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

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

Our Investment in Senior Housing.  We continue to own a minority of Senior Housing shares, and we believe that Senior Housing has qualified and will continue to qualify as a REIT under the Internal Revenue Code.  For any of our taxable years in which Senior Housing qualifies as a REIT, our investment in Senior Housing will count favorably toward the REIT asset tests and our gains and dividends from Senior Housing shares will count as qualifying income under both REIT gross income tests.  However, because we do not and cannot control Senior Housing’s compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing in filing a protective taxable REIT subsidiary election under Section 856(l) of the Internal Revenue Code, effective January 1, 2001, and we have reaffirmed this protective election every January 1 since then.  Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing were not a REIT, it would instead be considered one of our taxable REIT subsidiaries.  As one of our taxable REIT subsidiaries, we believe that Senior Housing’s failure to qualify as a REIT would not jeopardize our own qualification as a REIT.

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

In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

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

Taxation of U.S. Shareholders

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual federal income tax rate for long-term capital gains generally to 15% (for gains properly taken into account during the period beginning May 6, 2003, and ending for taxable years that begin after December 31, 2008) and for most corporate dividends generally to 15% (for taxable years that begin in the years 2003 through 2008).  However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for the new 15% tax rate on dividends.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  However, the 15% federal income tax rate for long-term capital gains and dividends generally applies to:

(1)           your long-term capital gains, if any, recognized on the disposition of our shares;

(2)                                  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a 25% federal income tax rate);

(3)                                  our dividends attributable to dividends, if any, received by us from non-REIT corporations such as taxable REIT subsidiaries; and

(4)                                  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

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

As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property.  If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.  We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% or 25% so that the designations will be proportionate among all classes of our shares.

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder’s shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15%.  No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Internal Revenue Code, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

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

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder’s federal income tax liability.

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

Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  All our outstanding shares have been registered under the Securities Exchange Act of 1934.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of  our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.  Properties

General.  At December 31, 2003, approximately 94% of our total investments included office buildings and leased industrial land, 4% was represented by our equity investment in Senior Housing and 2% was represented by our equity investment in Hospitality Properties.  At December 31, 2003, we had real estate investments totaling $3.9 billion at cost, in 238 properties that were leased to over 1,000 tenants.

The following discussion and tables summarize some additional information about our properties as of December 31, 2003.

Occupancy for all properties owned on December 31, 2003 and 2002, was 93.5% and 92.1%, respectively.  These results reflect average occupancy rates of approximately 98% at properties that we acquired during 2002 and 2003, and a 1.7 percentage point decrease in occupancy at properties we owned continuously since January 1, 2002.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	2003	2002	2003	2002
Total properties (2)	238	212	187	187
Total square feet (2)	35,913	23,256	18,962	18,962
Square feet leased (3)	33,572	21,416	16,968	17,284
Percentage leased	93.5%	92.1%	89.5%	91.2%

(1) Includes properties owned by us continuously since January 1, 2002.
(2) Total properties and square feet at year end 2003 include 11 land parcels with 9,755 sq. ft. of developed industrial lands in Oahu, Hawaii acquired in December 2003.
(3) Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Properties acquired during the year ended December 31, 2003, were as follows (square feet and dollars in thousands):

Date Acquired	Location	Number of Properties	Square Feet	Purchase Price (1)	Major Tenants
1/28/03	Baltimore, MD	1	551	$63,282	The Johns Hopkins University
2/13/03	Foxborough, MA	1	209	30,214	Commercial Union Insurance Company
5/23/03	Fort Worth, TX	1	666	47,925	Motorola, Inc.
6/30/03	Erlanger, KY	1	86	13,624	GE Capital Information Technology Solutions
7/24/03	Meriden, CT	1	48	7,687	Verizon Wireless
8/01/03	Mansfield, MA	3	384	41,944	Tyco Healthcare Group LP
8/29/03	Windsor, CT	1	121	13,759	Orion Capital Companies, Inc.
9/05/03	Mansfield, MA	2	190	22,854	Tyco Healthcare Group LP
9/17/03	Albuquerque, NM	2	291	40,295	Boeing-SVS, Inc.
11/07/03	St. Louis, MO	1	67	9,030	MetLife
11/10/03	Santa Ana, CA	1	68	13,630	Collectors Universe, Inc.
12/05/03	Oahu, HI	11	9,755	482,033	Safeway Inc. and various other tenants
12/19/03	Tolleson, AZ	1	236	12,575	Duro Standard Products
		27	12,672	$798,852

(1) Includes closing costs.

Rents charged for 2,381,000 square feet of office space which was renewed or released during the year ended December 31, 2003, were approximately 4% lower than rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 21% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2006, as follows (in thousands):

	Total	2004	2005	2006	2007 and After
Leased properties:
Metro Philadelphia, PA
Total square feet	5,469
Leased square feet (1)	5,223	533	317	829	3,544
Annualized rent (2)	$131,857	$12,794	$7,620	$25,576	$85,867
Metro Washington, DC
Total square feet	2,557
Leased square feet (1)	2,369	278	667	166	1,258
Annualized rent (2)	$66,284	$6,293	$15,059	$4,662	$40,270
Oahu, HI
Total square feet (3)	9,755
Leased square feet (1)	9,641	—	—	—	9,641
Annualized rent (2)	$41,096	$—	$—	$—	$41,096
Southern California
Total square feet	1,797
Leased square feet (1)	1,733	89	44	179	1,421
Annualized rent (2)	$49,627	$4,643	$2,505	$6,969	$35,510
Metro Boston, MA
Total square feet	2,574
Leased square feet (1)	2,296	201	182	274	1,639
Annualized rent (2)	$48,180	$3,574	$6,775	$6,246	$31,585
Metro Austin, TX
Total square feet	2,843
Leased square feet (1)	2,207	306	192	119	1,590
Annualized rent (2)	$38,355	$5,708	$4,620	$2,254	$25,773
Other markets
Total square feet	10,918
Leased square feet (1)	10,103	639	884	1,247	7,333
Annualized rent (2)	$172,983	$12,697	$14,593	$19,961	$125,732

Totals:
Total square feet (3)	35,913
Leased square feet (1)	33,572	2,046	2,286	2,814	26,426
Percent of leased square feet		6.1%	6.8%	8.4%	78.7%
Annualized rent (2)	$548,382	$45,709	$51,172	$65,668	$385,833

(1)	Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.
(2)

Annualized rent is rents pursuant to signed leases as of December 31, 2003, plus expense reimbursements; includes some triple net lease rents, and excludes Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, lease value amortization.

(3)	Total square feet at year end 2003 includes 9,755 square feet of developed industrial land in Oahu, HI acquired in December 2003.

The geographic sources of property level revenue and net operating income (rental income less operating expenses) were as follows (dollars in thousands):

	Quarter Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
Property level revenue: (1)
Metro Philadelphia, PA	$34,035	$32,600	$139,647	$103,081
Metro Washington, DC	16,583	16,577	67,079	56,613
Oahu, HI (2)	2,944	—	2,944	—
Southern California	11,894	12,106	47,442	42,156
Metro Boston, MA	12,230	8,297	43,018	33,505
Metro Austin, TX	10,764	12,134	43,155	49,541
Other markets	42,229	33,611	157,031	129,177
Total	$130,679	$115,325	$500,316	$414,073

Property level net operating income:
Metro Philadelphia, PA	$19,045	$18,702	$80,374	$61,220
Metro Washington, DC	10,671	11,102	43,833	37,599
Oahu, HI (2)	2,495	—	2,495	—
Southern California	8,295	8,606	33,513	29,713
Metro Boston, MA	7,902	6,394	29,688	25,390
Metro Austin, TX	5,756	6,462	22,039	27,123
Other markets	25,447	20,667	95,561	80,414
Total	$79,611	$71,933	$307,503	$261,459

(1)	Includes some triple net lease revenues.
(2)	The Oahu properties were acquired in December 2003.

Comparable property level revenue and net operating income (rental income less operating expenses) for properties owned by us continuously since January 1, 2002, were as follows (dollars in thousands):

	Year Ended December 31,
	2003	2002
Property level revenue: (1)
Metro Philadelphia, PA	$90,600	$93,174
Metro Washington, DC	51,342	52,913
Oahu, HI (2)	—	—
Southern California	36,287	38,166
Metro Boston, MA	36,395	33,505
Metro Austin, TX	43,155	49,541
Other markets	113,664	113,890
Total	$371,443	$381,189

Property level net operating income:
Metro Philadelphia, PA	$51,657	$55,861
Metro Washington, DC	32,968	35,125
Oahu, HI (2)	—	—
Southern California	24,177	26,361
Metro Boston, MA	24,359	25,390
Metro Austin, TX	22,039	27,123
Other markets	68,939	70,744
Total	$224,139	$240,604

(1) Includes some triple net lease revenues.
(2) The Oahu properties were acquired in December 2003.

Our principal source of funds is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of December 31, 2003, those responsible for more than 1% of total annualized rent were as follows:

Tenant or Subsidiary	Annualized Rent (1) (in millions)	% of Annualized Rent
U. S. Government	$88.7	16.2%
GlaxoSmithKline plc	14.4	2.6%
Towers, Perrin, Forster & Crosby, Inc.	12.8	2.3%
PNC Financial Services Group	11.5	2.1%
Tyco International Ltd	9.5	1.7%
Wachovia Corporation	9.1	1.7%
Solectron Corporation	8.9	1.6%
Motorola, Inc.	8.6	1.5%
Mellon Financial Corporation	7.5	1.4%
Ballard Spahr Andrews & Ingersoll, LLP	7.4	1.4%
FMC Corporation	7.4	1.4%
Fallon Clinics	7.2	1.3%
Comcast Corporation	6.1	1.1%
Other tenants	349.3	63.7%
Over one thousand tenants	$548.4	100.0%

(1)     Annualized rent is rents pursuant to signed leases as of December 31, 2003, plus expense reimbursements; includes some triple net lease rents, and excludes FAS 141 lease value amortization.

As of December 31, 2003, the breakdown of our tenants based on annualized rent were as follows:

Tenant	Annualized Rent (1) (in millions)	% of Annualized Rent
U.S. Government and other governmental tenants	$96.8	18%
Medical related tenants	122.2	22%
Industrial land leases (Oahu, HI)	41.1	8%
Other investment grade rated tenants (2)	115.6	21%
Other tenants	172.7	31%
Total	$548.4	100%

(1)  Annualized rent is rents pursuant to signed leases as of December 31, 2003, plus expense reimbursements; includes some triple net lease rents, and excludes FAS 141 lease value amortization.

(2)  Excludes investment grade rated tenants included above.

The states in which we owned real estate at December 31, 2003, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount	Net Book Value	Annualized Rent (1)
Alaska	1	$1,032	$891	$474
Arizona	10	121,555	112,732	19,400
California	19	344,035	303,181	49,627
Colorado	9	100,885	93,631	16,190
Connecticut	4	35,173	33,045	5,459
Delaware	2	60,635	53,680	3,851
District of Columbia	5	242,885	212,453	32,518
Florida	4	11,972	10,360	1,429
Georgia	1	3,098	2,686	485
Hawaii	11	482,340	482,329	41,096
Kansas	1	6,828	5,591	1,551
Kentucky	1	11,567	11,438	2,372
Maryland	9	229,962	205,435	33,842
Massachusetts	35	292,347	258,952	45,679
Minnesota	14	120,908	107,178	16,000
Missouri	2	18,071	16,940	2,833
New Hampshire	1	22,170	19,862	2,501
New Jersey	4	36,630	31,942	5,311
New Mexico	16	109,095	103,848	20,055
New York	10	171,775	151,333	27,985
Ohio	1	15,289	13,382	2,314
Oklahoma	5	46,599	41,058	4,557
Pennsylvania	27	826,530	740,244	139,010
Rhode Island	1	8,013	6,755	1,101
Tennessee	1	23,326	20,145	3,452
Texas	31	420,962	375,969	49,369
Virginia	9	91,351	82,061	15,329
Washington	2	21,550	18,557	2,541
West Virginia	1	4,969	4,291	715
Wyoming	1	10,414	8,982	1,336
Total real estate	238	$3,891,966	$3,528,951	$548,382

(1)  Annualized rent is rents pursuant to signed leases as of December 31, 2003, plus expense reimbursements; includes some triple net lease rents and excludes FAS 141 lease value amortization.

At December 31, 2003, 11 office complexes we owned comprised of 24 properties with an aggregate cost of $641.9 million were secured by mortgage notes payable aggregating $338.4 million, or $328.5 million net of unamortized discounts.

At December 31, 2003, the carrying book values of our equity ownership of Senior Housing and Hospitality Properties were $160.5 million and $99.7 million, respectively, and the market values of these equity positions were $220.7 million and $165.1 million, respectively.  During January through March 2004 we sold 3.1 million of our Senior Housing shares and Senior Housing and Hospitality Properties completed public offerings of common shares that reduced our ownership percentages in each to 15.2% and 6.0%, respectively.  At December 31, 2003, Senior Housing owned 150 senior housing properties and Hospitality Properties owned 286 hotels.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common shares are traded on the NYSE (symbol: HRP).  The following table sets forth for the periods indicated the high and low closing sale prices for our common shares as reported in the NYSE composite transactions reports:

	High	Low
2002

First Quarter	$9.25	$8.46
Second Quarter	9.37	8.51
Third Quarter	8.83	7.19
Fourth Quarter	8.50	7.75

2003

First Quarter	8.90	8.18
Second Quarter	9.64	8.67
Third Quarter	9.50	8.59
Fourth Quarter	10.30	9.15

The closing price of our common shares on the NYSE on March 8, 2004, was $11.28 per share.

As of March 8, 2004, there were 3,960 shareholders of record, and we estimate that as of such date there were in excess of 89,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below.  Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2002	2003

First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.20
Total	$0.80	$0.80

All common share distributions shown in the table above have been paid.  We currently intend to continue to declare and pay future common share distributions on a quarterly basis.

Distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors that our board of trustees deems relevant.

On October 8, 2003, pursuant to our incentive share award plan, Tjarda Clagett, a newly elected trustee, received a grant of 500 common shares of beneficial interest, par value $0.01 per share, valued at $9.45 per share, the closing price of our common shares on the New York Stock Exchange on October 8, 2003. This grant was made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated.  This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share data.

Income Statement Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Total revenues	$500,727	$416,966	$394,172	$405,006	$427,541
Income before gain on sale of properties	114,446	106,763	82,804	117,697	105,555
Net income	114,446	106,763	82,804	142,272	113,862
Net income available for common shareholders (1)	68,446	79,138	65,962	142,272	113,862
Common distributions declared (2)	118,348	103,056	113,135	121,385	410,152

Weighted average common shares outstanding	136,270	128,817	130,253	131,937	131,843

Per Common Share Data:
Income before gain on sale of properties	$0.50	$0.61	$0.51	$0.89	$0.80
Net income available for common shareholders (1)	0.50	0.61	0.51	1.08	0.86
Common distributions declared (2)	0.80	0.80	0.87	0.92	3.05

Balance Sheet Data

	At December 31,
	2003	2002	2001	2000	1999
Real estate properties, at cost (3)	$3,891,966	$3,074,656	$2,592,487	$2,546,023	$2,656,344
Real estate mortgages receivable, net	—	—	—	6,449	10,373
Equity investments	260,208	264,087	273,442	314,099	311,113
Total assets	4,013,244	3,221,652	2,805,426	2,900,143	2,953,308
Total indebtedness, net	1,876,821	1,215,977	1,097,217	1,302,950	1,349,890
Total shareholders’ equity	2,011,651	1,926,273	1,656,500	1,529,212	1,522,467

(1)          Net income available for common shareholders is net income reduced by preferred distributions.

(2)          Includes non recurring distributions of common shares of Five Star Quality Care, Inc. in 2001 and Senior Housing in 1999.  Cash distributions declared with respect to 2001 were $103,783, or $0.80 per common share.  Cash distributions declared with respect to 1999 were $184,665, or $1.40 per common share.

(3)          Excludes value of acquired real estate leases pursuant to FAS 141.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements included in this Annual Report.

Results of Operations

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Total revenues for the year ended December 31, 2003, were $500.7 million, a 20.1% increase over total revenues of $417.0 million for the year ended December 31, 2002.  Rental income increased in 2003 by $86.2 million, or 20.8% and interest and other income decreased in 2003 by $2.5 million, or 85.8% compared to the prior period.  Rental income increased primarily from our acquisition of 27 properties in 2003 and 23 properties in 2002, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties.  Average occupied office space and leased land, which includes space and land being prepared for occupancy pursuant to signed leases and space and land which is being offered for sublease by tenants, was 91.8% for the year ended December 31, 2003, and 92.5% for the year ended December 31, 2002.  Interest and other income decreased primarily as a result of lower cash balances invested in the 2003 period compared to the 2002 period and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $16.6 million in the 2003 period and $10.8 million in the 2002 period and amortization of acquired real estate leases and obligations pursuant to FAS 141 totaling $1.1 million in 2003.  Rental income also includes lease termination fees totaling $3.3 million in 2003 and $1.6 million in 2002.

Total expenses for the year ended December 31, 2003, were $409.8 million, a 24.9% increase over total expenses of $328.0 million for the year ended December 31, 2002.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $40.2 million (26.3%), $24.5 million (35.7%), and $2.5 million (15.0%), respectively, due primarily to the acquisition of properties in 2003 and 2002.  Interest expense increased by $14.8 million, or 17.1%, due primarily to an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.  Total expenses for the year ended December 31, 2003, included $3.2 million representing the write off of deferred financing fees associated with the repayment of $90 million of senior notes in February 2003 and $65 million of senior notes in June 2003.  Total expenses for the year ended December 31, 2002, included a $3.5 million loss associated with the repayment of $160 million of senior notes in March 2002.

Equity in earnings of equity investments increased by $4.3 million, or 22.1%, for the year ended December 31, 2003, compared to the same period in 2002, reflecting our $6.9 million pro rata share of income from lease terminations recognized by Hospitality Properties in 2003.  A loss on equity transactions of equity investments of $1.4 million was recognized in the 2002 period, reflecting the issuance of common shares by Senior Housing at a price below our then per share carrying value.

Net income was $114.4 million for the 2003 period, a 7.2% increase over net income of $106.8 million for the 2002 period.  The increase is due primarily to property acquisitions in 2003 and 2002, higher equity in earnings from Hospitality Properties and the loss recognized in 2002 from the issuance of common shares by Senior Housing, offset by amortization during 2003 of acquired real estate leases and obligations recorded pursuant to FAS 141, a decline in rents resulting from a decrease in occupancy at some of our properties, lower income on invested cash balances and the increase in interest expense during 2003 from the issuance of debt.  Net income available for common shareholders is net income reduced by preferred distributions and was $68.4 million, or $0.50 per common share, in the 2003 period, a 13.5% decrease from net income available for common shareholders of $79.1 million, or $0.61 per common share in the 2002 period.  The decrease reflects distributions during 2003 on our series B preferred shares which were issued in September 2002.

Cash distributions declared for the years ended December 31, 2003 and 2002, were $118.3 million, or $0.80 per common share, and $103.1 million, or $0.80 per common share, respectively.  Distributions paid in the first quarter of the year generally are based upon the prior year’s operating results, but are generally taxed to shareholders in the year when payment is made.

Cash flows provided by (used for) operating, investing and financing activities were $200.2 million, ($826.2) million and $625.1 million, respectively, for the year ended December 31, 2003, and $178.8 million, ($492.7) million and $275.7 million, respectively, for the year ended December 31, 2002.  Changes in all three categories between 2003 and 2002 are primarily related to assets acquired in 2003 and 2002, and the issuances of common shares in 2003 and series B preferred shares in 2002.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Total revenues for the year ended December 31, 2002, increased to $417.0 million from $394.2 million for the year ended December 31, 2001.  Rental income increased in 2002 by $26.3 million and interest and other income decreased in 2002 by $3.5 million, compared to the prior period.  Rental income increased primarily because of our acquisition of 23 properties in 2002 and two properties in 2001 with an average occupancy rate of 96%, partially offset by a decline in rents resulting from the decrease in occupancy at some of our properties during the 2002 period compared to the 2001 period.  Average occupied office space, which includes space being fitted out for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 92.5% for the year ended December 31, 2002, and 94.4% for the year ended December 31, 2001.  Interest and other income decreased primarily as a result of lower cash balances invested in 2002 compared to 2001 and lower interest rates.  Rental income includes non cash straight line rent adjustments totaling $10.8 million in 2002 and $9.1 million in 2001.  Rental income also includes lease termination fees totaling $1.6 million in 2002 and $2.6 million in 2001.

Total expenses for the year ended December 31, 2002, increased to $328.0 million from $306.7 million for the year ended December 31, 2001.  Included in total expenses for the 2001 period is the reversal of an impairment loss reserve recorded during 1999 totaling $4.0 million related to real estate mortgages receivable that were collected in 2001.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $12.0 million, $7.0 million, and $1.2 million, respectively, primarily as a result of our property acquisitions in 2002 and 2001.  Interest expense decreased by $4.2 million during 2002 compared to the prior year period, due primarily to the repayment of debt in the first quarter of 2001.  Total expenses for the year ended December 31, 2002, included a $3.5 million loss associated with the repayment of $160 million of senior notes in March 2002, compared to the $2.1 million write off of deferred financing fees associated with the repayment of $202 million of convertible subordinated debentures in 2001.

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

Net income increased to $106.8 million for the 2002 period, from $82.8 million for the 2001 period.  The increase is due primarily to property acquisitions in 2002 and 2001, a smaller loss recognized from the issuance of common shares by Senior Housing in 2002 compared to 2001, the decrease in interest expense from the repayment of debt in 2001, and higher equity in earnings from our investment in Senior Housing, offset by the reversal of an impairment loss reserve in 2001, lower interest income on invested cash balances and the increase in the loss recognized during 2002 from the prepayment of debt.  Net income available for common shareholders is net income reduced by preferred distributions and was $79.1 million, or $0.61 per common share, in the 2002 period, compared to $66.0 million, or $0.51 per common share in the 2001 period.  The increase reflects the foregoing factors, offset by distributions during 2002 on our series B preferred shares which were issued in September 2002.

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

Liquidity and Capital Resources

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties and distributions received from our equity investments.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks that matures in April 2006.  Borrowings under the credit facility can be up to $560 million and the credit facility includes a feature under which the maximum borrowing may be expanded to $625 million, in certain circumstances.  Borrowings under our credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the credit facility is payable at a spread above LIBOR.  At December 31, 2003, there was $148 million available on our revolving credit facility, and we had cash and cash equivalents of $11.5 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.  Our outstanding debt maturities and weighted average interest rates as of December 31, 2003, were as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period		Weighted Average Interest Rate
2004	$6,496		7.3%
2005	107,119		6.7%
2006	419,656	(1)	2.0%
2007	17,400		7.9%
2008	23,954		7.1%
2009	5,862		6.9%
2010	55,567		8.6%
2011	226,967		6.8%
2012	201,115		6.9%
2013 and thereafter	829,272	(2)	6.6%
	$1,893,408		5.7%

(1)  Includes $412 million outstanding on our $560 million revolving credit facility at a variable rate of interest of LIBOR plus a spread, totaling 2.0% per annum at December 31, 2003.  This outstanding amount was reduced to zero as of March 8, 2004.

(2)  Includes $143 million of 8.50% notes redeemed at par on February 11, 2004.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional term debt and issuing new equity securities.  As of December 31, 2003, we had $1.0 billion available on an effective shelf registration statement and $669.2 million available after we issued 34.5 million of our common shares in January 2004.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

Total assets increased to $4.0 billion at December 31, 2003, from $3.2 billion at December 31, 2002, primarily due to 2003 property acquisitions.

In December 2003 we acquired 9.8 million square feet of leased industrial land in Oahu, Hawaii for $482.0 million, including closing costs.  We used borrowings under our revolving credit facility to pay $471.0 million of the purchase price in December 2003.  An additional $11 million will be paid when one land parcel of approximately 130,000 square feet, which is being redeveloped in a joint venture by the seller, is completed and conveyed to us, which is expected to occur during the first half of 2004.  This $11 million holdback is included in accounts payable and accrued expenses in our consolidated balance sheet at December 31, 2003.  All of the Hawaiian lands are located between Honolulu International Airport and Honolulu Harbor, within a short distance (between 0.5 and 5 miles) from the Honolulu Central Business District.  The Hawaiian lands are triple net leased to 137 tenants (under 186 separate leases) who have developed various buildings and businesses on their leaseholds.  The average remaining lease term for the Hawaiian lands is approximately 22.3 years and no lease expires before 2009, when nine leases for a total of approximately 400,000 square feet will expire.  Many of the Hawaiian triple net leases provide that rents are periodically reset to market rates, usually every 5 to 10 years.

During 2003 we purchased an additional 16 properties for $316.8 million, including closing costs, funded improvements to our owned properties totaling $45.0 million and sold one property to an unaffiliated third party for net cash proceeds of $385,000.  We allocated $48.6 million of total 2003 acquisition costs to acquired real estate leases and $23.5 million to acquired real estate lease obligations pursuant to FAS 141.  As of December 31, 2003, we had an outstanding agreement to purchase three buildings for $24.5 million, plus closing costs.  The acquisition of these buildings is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these buildings will be acquired.  In January and February 2004 we entered into agreements to purchase two buildings for $16.0 million, plus closing costs; and these two buildings were acquired in February 2004.

During the year ended December 31, 2003 and 2002, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Year Ended December 31,
	2003	2002
Tenant improvements	$26,932	$22,392
Leasing costs	$9,975	$8,685
Building improvements	$11,318	$10,673
Development and redevelopment activities	$6,721	$21,046

Commitments made for expenditures in connection with leasing space during the year ended December 31, 2003, were as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the year	2,381	1,404	977
Total commitments for tenant improvements and leasing costs	$43,970	$16,593	$27,377
Average lease term (years)	8.1	8.3	7.9
Leasing costs per square foot per year (whole dollars)	$2.28	$1.42	$3.55

At December 31, 2003, we owned 12.8 million, or 21.9%, of the common shares of beneficial interest of Senior Housing with a carrying value of $160.5 million and a market value of $220.7 million, and 4.0 million, or 6.4%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $99.7 million and a market value of $165.1 million.  During 2003 we received cash distributions totaling $15.9 million from Senior Housing and $11.5 million from Hospitality Properties.  We use the income statement method of accounting to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In January and February 2004 we sold 3.1 million of our Senior Housing shares in an underwritten public offering for $57.3 million; $54.3 million net of commissions and fees.  In addition, Senior Housing completed a public offering of common shares in January 2004 that further reduced our ownership percentage.  We now own 9.7 million Senior Housing shares and our percentage ownership decreased from 21.9% to 15.2%.  We expect to recognize gains from these transactions of approximately $16 million during the first quarter of 2004.  We expect cash distributions received by us from Senior Housing to decrease from $15.9 million to $12.0 million per year.  In February and March 2004 Hospitality Properties completed a public offering of common shares that reduced our ownership percentage to 6.0%.  As a result of this transaction, we expect to recognize a gain of approximately $4 million during the first quarter of 2004.  On March 8, 2004, the market values of our Senior Housing and Hospitality Properties shares were $183.7 million and $175.9 million, respectively.

In January 2003 we issued $200 million of unsecured senior notes in a public offering, raising net proceeds of $196.3 million.  These notes bear interest at 6.40%, require semiannual interest payments and mature in February 2015.  In October 2003 we issued $250 million of unsecured senior notes in a public offering, raising net proceeds of $248.1 million.  These notes bear interest at 5.75%, require semiannual interest payments and mature in February 2014.  Net proceeds from these offerings were used to acquire properties and repay amounts outstanding under our revolving credit facility.  In February 2003 we redeemed at par, all of our $90 million 7.875% senior notes due in April 2009 and in June 2003 we redeemed at par, all of our $65 million 8.375% senior notes due in June 2011.  We funded these redemptions with cash on hand and by borrowing under our revolving credit facility.  We recognized losses of $3.2 million from the write off of deferred financing fees associated with both redemptions.  In November 2003 we repaid a $3.4 million secured mortgage due in April 2004.

In June 2003 we issued 13,250,000 common shares in a public offering and in July 2003 we issued an additional 585,100 common shares pursuant to the underwriters’ overallotment option.  Net proceeds of $124.6 million were used to reduce amounts outstanding under our revolving credit facility.

In January 2004 we issued an additional 34,500,000 common shares in a public offering, raising net proceeds of approximately $324 million.  Net proceeds of this offering were used to reduce amounts outstanding under our revolving credit facility.  In February 2004 we redeemed at par, our $143 million 8.50% senior notes due in November 2013.  We funded this redemption by borrowing under our revolving credit facility.

In February 2004 we entered into a new five year $250 million unsecured term loan with a group of banks.  Terms of the new loan include interest at a spread above LIBOR, and an accordian feature which allows it to be expanded in certain circumstances by up to $100 million.  The new loan matures in February 2009 and is prepayable without penalty, beginning in August 2005.  Net proceeds of the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.  At March 8, 2004, there was zero outstanding on our revolving credit facility and the outstanding balance on our unsecured term loan was $250 million.

As of December 31, 2003, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,893,408	$6,496	$526,775	$41,354	$1,318,783
Purchase Obligations (1)	11,000	11,000	—	—	—
Total	$1,904,408	$17,496	$526,775	$41,354	$1,318,783

(1)                                  Represents a portion of the price to acquire leased industrial land in Oahu, HI to be held by us in escrow until one land parcel under development is completed and conveyed to us, which is expected to occur during the first half of 2004.

Debt Covenants

Our principal debt obligations at December 31, 2003, were our unsecured revolving credit facility and our $1.1 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At December 31, 2003, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $338.4 million of mortgage notes outstanding at December 31, 2003.  Our mortgage notes are secured by 24 of our properties.

None of our indenture and related supplements, our revolving credit facility, our term loan agreement or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate payable under our revolving credit facility and our term loan agreement, and the fees payable under our revolving credit facility.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving credit facility.

As of December 31, 2003, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.  We have no “off balance sheet” arrangements.

Related Party Transactions

We have agreements with RMR to provide investment management, property management and administrative services to us.  RMR is beneficially owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees.  Each of our executive officers are also officers of RMR.  Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our advisory contract with RMR at least annually and make determinations regarding its renewal.  Any termination of our advisory contract with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders.  Our current advisory contract with RMR expires on December 31, 2004.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to three percent of gross rents and construction management fees equal to five percent of construction costs.  The incentive fee to RMR is paid in our common shares.

In October 2003 we entered into an agreement between us and Senior Housing, pursuant to which Senior Housing agreed to file a registration statement with respect to the Senior Housing shares we hold and use reasonable efforts to effect the registration of those shares.  We paid the expenses of this registration.  The registration statement became effective October 24, 2003.  In January and February 2004 Senior Housing completed a public offering of five million of its common shares.  In a simultaneous offering, we sold 3,148,500 of the Senior Housing shares we owned.  We and Senior Housing were parties to an underwriting agreement in connection with this offering.  Senior Housing did not receive any proceeds from the sale of its shares by us, but we paid our pro rata share of the expenses of this offering.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  Our most critical accounting policies involve our investments in real property and our equity investments.  These policies affect our:

•                  allocation of purchase prices between various asset categories and the related impact on the recognition of rental income and depreciation and amortization expense;

•                  assessment of the carrying values and impairments of long lived assets;

•                  classification of leases; and

•                  investments in Senior Housing and Hospitality Properties.

We have historically allocated the purchase prices of properties to land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases, and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on management’s estimates and, under some circumstances, studies commissioned from independent real estate appraisal firms.

Purchase price allocations to land, building and improvements are based on management’s determination of the relative fair values of these assets assuming the property is vacant. Management determines the fair value of a property using methods which we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our management’s assessment of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.  The allocated cost of land is not depreciated.  Capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the remaining initial terms of the respective leases. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease is written off. Our purchase price allocations require us to make certain assumptions and estimates.  Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

We periodically evaluate our real estate properties for impairment indicators.  These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that could permanently reduce the value of our investments.  If indicators of impairment are present, we evaluate the carrying value of the related real estate property by comparing it to the expected future undiscounted cash flows to be generated from that property.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Some of our real estate properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, leases.  Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases.

These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located.  Recent declines in our occupancy percentages at some of our properties reflect current economic conditions and competition.  Competition, economic conditions and other factors may cause additional occupancy declines in the future.  In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.  Under the equity method we record our percentage share of net earnings from Senior Housing and Hospitality Properties in our consolidated statement of income.  Under the equity method, accounting policy judgments made by Senior Housing and Hospitality Properties could have a material effect on our net income.  Also, if we determine that there is an other than temporary decline in the fair value of these investments, their cost basis would be written down to fair value and the amount of the write down would be included in our earnings.  In evaluating the fair value of these investments, we have considered, among other things, the quoted price, the financial condition and near term prospects of each investee, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for their respective industries generally.

Impact of Inflation

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate investments to increase.  Inflation might also cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income becomes insufficient to pay our rent.  To mitigate the adverse impact of increased operating costs, we require some of our tenants to guarantee our rent.  To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future.  The decision to enter into these agreements will be based on the amount of floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2002.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.  At December 31, 2003, our total outstanding term debt of $1.5 billion consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$100.0 million	6.70%	2005
$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$200.0 million	6.95%	2012
$200.0 million	6.50%	2013
$143.0 million	8.50%	2013
$250.0 million	5.75%	2014
$200.0 million	6.40%	2015

Secured notes:

$10.3 million	8.40%	2007
$16.8 million	7.02%	2008
$7.9 million	8.00%	2008
$7.2 million	7.66%	2009
$252.2 million	6.814%	2011
$44.0 million	6.794%	2029

The secured notes are secured by 24 of our office properties located in 11 office complexes and require principal and interest payments through maturity pursuant to amortization schedules.

No principal repayments are due under the unsecured senior notes until maturity.  Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at December 31, 2003, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $10.1 million.  Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at December 31, 2003, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $60 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a makewhole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  For example, in 2003 we redeemed at par, our $90 million 7.875% senior notes due in April 2009 and our $65 million 8.375% senior notes due in June 2011.  We also redeemed all of our $143 million 8.50% senior notes due in November 2013, at par plus accrued interest in February 2004.  We funded these redemptions with cash on hand and borrowings under our revolving credit facility.

Our unsecured revolving credit facility bears interest at floating rates and matures in April 2006.  At December 31, 2003, we had $412 million outstanding and $148 million available for borrowing under this credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving credit facility indebtedness of $412 million at December 31, 2003, was 2.0% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At December 31, 2003	2.0%	$412,000	$8,240
10% reduction	1.8%	$412,000	$7,416
10% increase	2.2%	$412,000	$9,064

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our floating rate debt.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of the Registrant

In March 2004 we adopted a Code of Business Conduct and Ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our Code of Business Conduct and Ethics is posted on our website, www.hrpreit.com under the heading “Governance.”  A printed copy of our Code of  Business Conduct and Ethics is also available free of charge to any shareholder who requests a copy.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements under our 2003 Incentive Share Award Plan, or the Award Plan.  In addition, our independent trustees receive 500 shares per year each as part of their annual compensation for serving as our trustees.  The terms of grants made under the plan are determined by our trustees at the time of the grant.  Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.  The following table provides a summary as of December 31, 2003, of our Award Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	None.

Equity compensation plans not approved by security holders	None.	None.	6,425,978

Total	None.	None.	6,425,978

We have reserved 6,445,978 of our common shares under the terms of our Award Plan.  Shares were awarded prior to July 2003 pursuant to our 1992 Incentive Share Award Plan.  During the year ended December 31, 2003, 19,500 common shares were awarded to our officers and certain employees of RMR pursuant to the Award Plan.  In addition, our Independent Trustees are each awarded 500 common shares annually as part of their annual fees.  The shares awarded to our Trustees vest immediately.  The shares awarded to our officers and certain employees of RMR vest over a three year period.  At December 31, 2003, 6,425,978 of our common shares remain reserved for issuance under the Award Plan.

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

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

During the fourth quarter of 2003, we submitted the following Current Reports on Form 8-K:

1.

Current Report on Form 8-K, dated October 8, 2003, filing information relating to the appointment of the Company’s new independent trustee and the resignation of one of the Company’s independent trustees.

2.	Current Report on Form 8-K, dated October 23, 2003, filing information relating to the issuance of $250,000,000 aggregate principal amount of the Company’s 5.75% Senior Notes due February 15, 2014.

3.

Current Report on Form 8-K, dated November 11, 2003, furnishing the Company’s press release containing the Company’s results of operations and financial condition for the quarter and nine months ended September 30, 2003.

4.

Current Report on Form 8-K, dated December 5, 2003, filing information relating to property acquisitions, the election of the Company’s new executive vice president and financial statements pursuant to Rule 3-14 of Regulation S-X.

(c)	Exhibits

3.1

Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.2

Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

3.3

Articles Supplementary, dated May 13, 1997, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

3.4

Articles Supplementary, dated May 22, 1998, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

3.5

Articles Supplementary, dated May 10, 2000, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, electing for the Trust to be subject to certain sections of the Maryland General Corporation Law.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

3.6

Articles Supplementary, dated February 16, 2001, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series A Cumulative Redeemable Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 16, 2001)

3.7

Articles Supplementary, dated September 6, 2002, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series B Cumulative Redeemable Preferred Shares.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.8

Articles Supplementary, dated June 16, 2003, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.9

Articles Supplementary, dated January 7, 2004, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.10	Composite copy of Amended and Restated By-laws of the Company dated March 20, 2003, as amended to date. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.1	Form of Common Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

4.2	Form of Temporary 9 7/8% Series A Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 16, 2001)

4.3	Form of Temporary 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2002)

4.4

Rights Agreement, dated October 17, 1994, between the Company and State Street Bank & Trust Company (“State Street”), as Rights Agent (including the form of Articles Supplementary relating to the Junior Participating Preferred Shares annexed as an exhibit thereto).  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 24, 1994)

4.5	Rights Agreement dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.6

Indenture, dated as of July 9, 1997, by and between the Company and State Street, as Trustee.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.7

Supplemental Indenture No. 3, dated as of February 23, 1998, by and between the Company and State Street, relating to the Company’s 6.7% Senior Notes due 2005, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.8

Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.9

Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2000)

4.10

Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.11

Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.12

Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank, relating to 6.40% Senior Notes due 2015, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.13

Supplemental Indenture No. 13, dated as of October 30, 2003, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2014, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1

Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc. (“RMR, Inc.”). (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 11, 1998)

10.2

Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 16, 1999)

10.3

Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and RMR LLC (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.4	Master Management Agreement, dated as of January 1, 1998, by and between the Company and RMR, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.5

Parking Operation Management Agreement, dated as of January 1, 1998, by and between HUB Properties Trust, a subsidiary of the Company, and Garage Management, Inc.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.6	2003 Incentive Share Award Plan. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

10.7	Form of Restricted Share Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2003)

10.8	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.9

Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 12, 1999)

10.10

Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC (“Cedars”), Herald Square LLC (“Herald Square”), Indiana Avenue LLC (“Indiana Avenue”), Bridgepoint Property Trust (“Bridgepoint”), Lakewood Property Trust (“Lakewood”) and 1600 Market Street Property Trust (“1600 Market Street”), collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc. (“Merrill”), as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.11

Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars, Herald Square, Indiana Avenue, Bridgepoint, Lakewood and 1600 Market Street, collectively as Borrowers, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.12

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint in favor of William Z. Fairbanks, Jr. (“Fairbanks”) and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.13

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood in favor of Fairbanks and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.14

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square to Lawyers Title Realty Services, Inc. (“Lawyers Title”) for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.15

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Indiana Avenue to Lawyers Title for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.16

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars to Lawyers Title Company for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.17

Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.18

Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC (“College Park”), as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.19

Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust (“Franklin Plaza”), as Borrower, and Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.20

Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza, as Borrower, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.21

Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.22

Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.23

Credit Agreement, dated as of April 30, 2001, by and among the Company; the financial institutions signatory thereto; First Union National Bank, as Agent; and other agents.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.24

First Amendment, dated as of December 19, 2002, to Credit Agreement, dated as of April 30, 2001, by and among the Company, each of the financial institutions signatory thereto and Wachovia Bank, National Association (f/k/a First Union National Bank), as Agent.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 23, 2003)

10.25

Second Amendment, dated as of February 10, 2004, to Credit Agreement, dated as of April 30, 2001, by and among the Company, each of the financial institutions signatory thereto and Wachovia Bank, National Association (f/k/a First Union National Bank), as Agent.  (filed herewith)

10.26

Term Loan Agreement, dated as of February 25, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents.  (filed herewith)

10.27

Purchase and Sale Agreement, dated as of November 6, 2003, by and between the Trustees Under the Will and of the Estate of Samuel Damon, Deceased, as seller, and the Company, as purchaser.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 5, 2003)

10.28

First Amendment to Purchase and Sale Agreement, dated as of December 4, 2003, between the Trustees Under the Will and of the Estate of Samuel Damon, Deceased, as seller, and the Company, as purchaser.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 5, 2003)

12.1	Computation of ratio of earnings to fixed charges. (filed herewith)

12.2	Computation of ratio of earnings to combined fixed charges and preferred distributions. (filed herewith)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of Ernst & Young LLP. (filed herewith)

23.2	Consent of Sullivan & Worcester LLP. (included as part of Exhibit 8.1 hereto)

23.3	Notice Regarding Consent Of Arthur Andersen LLP. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

(+)	Management contract or compensatory plan or arrangement.

Report of Independent Auditors

To the Trustees and Shareholders of HRPT Properties Trust:

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.  The financial statements of Hospitality Properties Trust (a real estate investment trust in which the Company has a 6.4% interest as of December 31, 2003 and 2002) for the year ended December 31, 2001 were audited by other auditors who have ceased operation and whose report dated January 15, 2002, which expressed an unqualified opinion on those statements, has been furnished to us; insofar as our opinion on the 2001 consolidated financial statements relates to data included for Hospitality Properties Trust, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 2004
except for Note 11, as to which
date is March 8, 2004

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

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Real estate properties, at cost:
Land	$852,983	$346,895
Buildings and improvements	3,038,983	2,727,761
	3,891,966	3,074,656
Accumulated depreciation	(363,015)	(284,548)
	3,528,951	2,790,108
Acquired real estate leases	68,983	33,017
Equity investments	260,208	264,087
Cash and cash equivalents	11,526	12,384
Restricted cash	9,163	9,415
Rents receivable, net	83,973	63,105
Other assets, net	50,440	49,536
Total assets	$4,013,244	$3,221,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$412,000	$37,000
Senior notes payable, net	1,136,311	843,180
Mortgage notes payable, net	328,510	335,797
Accounts payable and accrued expenses	60,541	38,402
Acquired real estate lease obligations	33,206	15,312
Rent collected in advance	13,135	10,935
Security deposits	9,520	8,444
Due to affiliates	8,370	6,309
Total liabilities	2,001,593	1,295,379

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized:
Series A, 8,000,000 shares issued and outstanding	193,086	193,086
Series B, 12,000,000 shares issued and outstanding	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 142,773,925 and 128,825,247 shares issued and outstanding, respectively	1,428	1,288
Additional paid in capital	2,071,203	1,945,753
Cumulative net income	1,124,961	1,010,515
Cumulative common distributions	(1,584,213)	(1,475,555)
Cumulative preferred distributions	(84,663)	(38,663)
Total shareholders’ equity	2,011,651	1,926,273
Total liabilities and shareholders’ equity	$4,013,244	$3,221,652

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Rental income	$500,316	$414,073	$387,806
Interest and other income	411	2,893	6,366
Total revenues	500,727	416,966	394,172

Expenses:
Operating expenses	192,813	152,614	140,592
Interest (including amortization of note discounts and deferred financing fees of $5,975, $5,276 and $4,919, respectively)	101,144	86,360	90,518
Depreciation and amortization	93,273	68,750	61,744
General and administrative	19,338	16,815	15,614
Loss on early extinguishment of debt	3,238	3,504	2,149
Reversal of impairment of assets	—	—	(3,955)
Total expenses	409,806	328,043	306,662

Income before equity in earnings of equity investments	90,921	88,923	87,510
Equity in earnings of equity investments	23,525	19,261	14,559
Loss on equity transactions of equity investments	—	(1,421)	(19,265)
Net income	114,446	106,763	82,804
Preferred distributions	(46,000)	(27,625)	(16,842)
Net income available for common shareholders	$68,446	$79,138	$65,962

Weighted average common shares outstanding	136,270	128,817	130,253

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.50	$0.61	$0.51

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares					Accumulated
	Series A		Series B		Cumulative			Cumulative	Additional		Other
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid in Capital	Cumulative Net Income	Comprehensive Income (Loss)	Total
Balance at December 31, 2000	—	$—	—	$—	$—	131,948,847	$1,319	$(1,258,739)	$1,971,679	$820,948	$(5,995)	$1,529,212
Issuance of shares, net	8,000,000	193,086	—	—	—	—	—	—	—	—	—	193,086
Stock grants	—	—	—	—	—	14,000	—	—	132	—	—	132
Shares repurchased	—	—	—	—	—	(3,154,100)	(31)	—	(26,201)	—	—	(26,232)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	82,804	—	82,804
Unrealized holding gains on investments	—	—	—	—	—	—	—	—	—	—	5,581	5,581
Total comprehensive income	—	—	—	—	—	—	—	—	—	82,804	5,581	88,385
Distribution of Five Star Quality Care, Inc. shares	—	—	—	—	—	—	—	(9,352)	—	—	—	(9,352)
Distributions	—	—	—	—	(14,319)	—	—	(104,412)	—	—	—	(118,731)
Balance at December 31, 2001	8,000,000	193,086	—	—	(14,319)	128,808,747	1,288	(1,372,503)	1,945,610	903,752	(414)	1,656,500
Issuance of shares, net	—	—	12,000,000	289,849	—	—	—	—	—	—	—	289,849
Stock grants	—	—	—	—	—	16,500	—	—	143	—	—	143
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	106,763	—	106,763
Unrealized holding gains on investments	—	—	—	—	—	—	—	—	—	—	1,713	1,713
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Total comprehensive income	—	—	—	—	—	—	—	—	—	106,763	414	107,177
Distributions	—	—	—	—	(24,344)	—	—	(103,052)	—	—	—	(127,396)
Balance at December 31, 2002	8,000,000	193,086	12,000,000	289,849	(38,663)	128,825,247	1,288	(1,475,555)	1,945,753	1,010,515	—	1,926,273
Issuance of shares, net	—	—	—	—	—	13,835,100	139	—	124,479	—	—	124,618
Stock grants	—	—	—	—	—	114,330	1	—	971	—	—	972
Cancellation of shares	—	—	—	—	—	(752)	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	114,446	—	114,446
Total comprehensive income	—	—	—	—	—	—	—	—	—	114,446	—	114,446
Distributions	—	—	—	—	(46,000)	—	—	(108,658)	—	—	—	(154,658)
Balance at December 31, 2003	8,000,000	$193,086	12,000,000	$289,849	$(84,663)	142,773,925	$1,428	$(1,584,213)	$2,071,203	$1,124,961	$—	$2,011,651

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,446	$106,763	$82,804
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	79,661	65,489	59,542
Amortization of note discounts and deferred financing fees	5,975	5,276	4,919
Amortization of in place leases	6,954	—	—
Other amortization	5,563	3,261	2,202
Loss on early extinguishment of debt	3,238	177	2,149
Reversal of impairment of assets	—	—	(3,955)
Equity in earnings of equity investments	(23,525)	(19,261)	(14,559)
Loss on equity transactions of equity investments	—	1,421	19,265
Distributions of earnings from equity investments	21,383	19,261	14,559
Change in assets and liabilities:
Increase in rents receivable and other assets	(30,740)	(15,925)	(17,530)
Increase (decrease) in accounts payable and accrued expenses	11,139	5,514	(7,748)
Increase in rent collected in advance	2,200	3,011	1,865
Increase in security deposits	1,076	1,110	723
Increase (decrease) in due to affiliates	2,834	2,746	(11,137)
Cash provided by operating activities	200,204	178,843	133,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(832,826)	(500,581)	(56,976)
Distributions in excess of earnings from equity investments	6,021	7,934	12,092
Proceeds from repayment of real estate mortgages receivable	—	—	10,404
Proceeds from sale of real estate	385	740	10,583
Decrease (increase) in restricted cash	252	(833)	14,544
Purchase of Five Star Quality Care, Inc. common shares	—	—	(52)
Cash used for investing activities	(826,168)	(492,740)	(9,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares	—	289,849	193,086
Proceeds from issuance of common shares	124,618	—	—
Proceeds from borrowings	1,223,454	1,041,282	—
Payments on borrowings	(564,989)	(924,200)	(207,205)
Deferred financing fees	(3,319)	(3,809)	(6,738)
Distributions to common shareholders	(108,658)	(103,052)	(104,412)
Distributions to preferred shareholders	(46,000)	(24,344)	(14,319)
Repurchase of common shares	—	—	(26,232)
Cash provided by (used for) financing activities	625,106	275,726	(165,820)

Decrease in cash and cash equivalents	(858)	(38,171)	(42,126)
Cash and cash equivalents at beginning of period	12,384	50,555	92,681
Cash and cash equivalents at end of period	$11,526	$12,384	$50,555

See accompanying notes

	Year Ended December 31,
	2003	2002	2001

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $3,057 and $787 in 2002 and 2001, respectively)	$82,771	$83,954	$89,158

NON-CASH INVESTING ACTIVITIES:
Receipt of Five Star Quality Care, Inc. common shares	$—	$—	$9,300

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$972	$143	$132
Distribution of Five Star Quality Care, Inc. common shares	—	—	(9,352)

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986.  At December 31, 2003, we had investments in 238 properties and owned 21.9% and 6.4% of the common shares of Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties, respectively.  At December 31, 2003, Senior Housing owned 150 senior housing properties and Hospitality Properties owned 286 hotels.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our investments in 100% owned subsidiaries.  Our investments in 50% or less owned companies over which we can exercise influence, but do not control, are accounted for using the equity method of accounting.  All intercompany transactions have been eliminated.  Significant influence is present through common representation on the board of trustees.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties, and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  We use the income statement method to account for issuance of common shares of beneficial interest by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing or Hospitality Properties are recognized in our income statement.

Real Estate Property.  Real estate properties are recorded at cost.  Depreciation on real estate investments is provided for on a straight line basis over estimated useful lives ranging up to 40 years.

We have historically allocated the purchase prices of properties to land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases, and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on management’s estimates and, under some circumstances, studies commissioned from independent real estate appraisal firms.

Purchase price allocations to land, building and improvements are based on management’s determination of the relative fair values of these assets assuming the property is vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

Capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the non-cancelable periods of the respective leases.  Such amortization amounted to a rental income increase of $1.1 million during the year ended December 31, 2003. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  Such amortization amounted to $8.0 million during the year ended December 31, 2003.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease is written off.

Intangible lease assets and liabilities recorded by us for properties acquired in 2003 totaled $48.6 million and $23.5 million, respectively.  Intangible lease assets and liabilities recorded by us in 2002 totaled $33.0 million and $15.3 million, respectively.  Accumulated amortization of capitalized above and below market lease values was $1.1 million at December 31, 2003.  Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $8.0 million at December 31, 2003.

Impairment losses on investments are recognized where indicators of impairment are present and the undiscounted cash flow estimated to be generated by our investments is less than the carrying amount of such investments.  The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions.

Cash and Cash Equivalents.  Cash, overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Restricted Cash.  Restricted cash consists of amounts escrowed for future real estate taxes and capital expenditures.

Other Assets, Net.  Other assets consist principally of deferred financing fees and prepaid property operating expenses.  Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans.  At December 31, 2003 and 2002, deferred financing fees totaled $25.3 million and $27.1 million, respectively, and accumulated amortization for deferred financing fees totaled $9.8 million and $8.0 million, respectively.

Revenue Recognition.  Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements.

Earnings Per Common Share.  Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Income Taxes.  We are a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, we expect not to be subject to federal income taxes if we continue to distribute our taxable income and meet other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes on our income and property.  The characterization of our distributions paid in 2003, 2002 and 2001 was 69.1%, 76.6% and 78.9% ordinary income, respectively, and 30.9%, 23.4% and 21.1% return of capital, respectively.

Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

New Accounting Pronouncements.  In April 2002 FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or FAS 145.  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  We implemented FAS 145 on January 1, 2003.  Upon implementation, we reclassified all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.  In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, which was required to be adopted in 2003.  The adoption of FIN 46 by us in 2003 did not have a material impact on our financial position or results of operations.

Note 3.  Real Estate Properties

In December 2003 we acquired 9.8 million square feet of leased industrial land in Oahu, Hawaii for $482.0 million, including closing costs.  We used borrowings under our revolving credit facility to pay $471.0 million of the purchase price in December 2003.  An additional $11 million will be paid when one land parcel of approximately 130,000 square feet, which is being redeveloped in a joint venture by the seller, is completed and conveyed to us, which is expected to occur during the first half of 2004.  This $11 million holdback is included in accounts payable and accrued expenses in our consolidated balance sheet at December 31, 2003.  All of the Hawaiian lands are located between Honolulu International Airport and Honolulu Harbor, within a short distance (between 0.5 and 5 miles) from the Honolulu Central Business District.  The Hawaiian lands are triple net leased to 137 tenants (under 186 separate leases) who have developed various buildings and businesses on their leaseholds.  The average remaining lease term for the Hawaiian lands is approximately 22.3 years and no lease expires before 2009, when nine leases for a total of approximately 400,000 square feet will expire.  Many of the Hawaiian triple net leases provide that rents are periodically reset to market rates, usually every 5 to 10 years.

During 2003 we purchased an additional 16 properties for $316.8 million, including closing costs, funded improvements to our owned properties totaling $45.0 million and sold one property to an unaffiliated third party for net cash proceeds of $385,000.  We allocated $48.6 million of total 2003 acquisition costs to acquired real estate leases and $23.5 million to acquired real estate lease obligations pursuant to FAS 141.  As of December 31, 2003, we had an outstanding agreement to purchase three buildings for $24.5 million, plus closing costs.  The acquisition of these buildings is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these buildings will be acquired.  In January and February 2004 we entered into agreements to purchase two buildings for $16.0 million, plus closing costs; and these two buildings were acquired in February 2004.

Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2004 to 2051.  The triple net leases generally require the lessee to pay all property operating costs.  Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services.

The future minimum lease payments to be received by us during the current terms of our leases as of December 31, 2003, are approximately $415.4 million in 2004, $396.7 million in 2005, $346.1 million in 2006, $307.9 million in 2007, $262.9 million in 2008 and $1.5 billion thereafter.

The tenant responsible for the largest percentage of our rents is the United States Government.  For the years ended December 31, 2003, 2002 and 2001, revenues from the United States Government were $88.9, $71.1 million and $63.1 million, respectively.

Note 4.  Equity Investments

At December 31, 2003 and 2002, we had the following equity investments (dollars in thousands):

	Ownership Percentage		Equity in Earnings		Equity Investments
	December 31,		Year Ended December 31,		December 31,
	2003	2002	2003	2002	2003	2002
Senior Housing	21.9%	21.9%	$9,863	$11,228	$160,500	$166,521
Hospitality Properties	6.4	6.4	13,662	8,033	99,708	97,566
			$23,525	$19,261	$260,208	$264,087

At December 31, 2003, we owned 12,809,238 common shares of beneficial interest of Senior Housing with a carrying value of $160.5 million and a market value, based on quoted market prices, of $220.7 million.  Senior Housing is a real estate investment trust that invests principally in senior housing real estate.  During 2002 and 2001 Senior Housing completed three public offerings of common shares.  As a result of these transactions, our ownership percentage was reduced to 21.9% and we recognized losses of $1.4 million and $18.1 million for the years ended December 31, 2002 and 2001, respectively.  In January 2004 Senior Housing completed another public offering of common shares and in January and February 2004 we sold 3,148,500 common shares we owned of Senior Housing.  We now own 9,660,738 common shares of Senior Housing and our ownership percentage in Senior Housing is

15.2%.  We expect to recognize a gain on the sale of our common shares of Senior Housing of approximately $16 million in the first quarter of 2004.

Summarized financial data of Senior Housing is as follows (in thousands, except per share data):

	December 31,
	2003	2002
Real estate properties, net	$1,257,815	$1,113,448
Cash and cash equivalents	3,172	8,654
Other assets	42,839	36,098
	$1,303,826	$1,158,200

Unsecured revolving bank credit facility	$102,000	$81,000
Senior unsecured notes due 2012 and 2015, net of discount	393,612	243,746
Other liabilities	80,308	81,128
Shareholders’ equity	727,906	752,326
	$1,303,826	$1,158,200

	Year Ended December 31,
	2003	2002	2001
Revenues	$131,148	$122,297	$274,644
Expenses	81,303	67,473	255,168
Income from continuing operations before distributions on trust preferred securities, loss from discontinued operations and loss on sale of properties	49,845	54,824	19,476
Distributions on trust preferred securities	(2,811)	(2,811)	(1,455)
Income from continuing operations before loss from discontinued operations and loss on sale of properties	47,034	52,013	18,021
Loss from discontinued operations	—	(1,829)	(1,003)
Loss on sale of properties	(1,160)	—	—
Net income	$45,874	$50,184	$17,018

Weighted average shares outstanding	58,445	56,416	30,859

Basic and diluted earnings per share:
Income from continuing operations before loss from discontinued operations and loss on sale of properties	$0.80	$0.92	$0.58
Loss from discontinued operations and loss on sale of properties	(0.02)	$(0.03)	$(0.03)
Net income	$0.78	$0.89	$0.55

On December 31, 2001, Senior Housing spun-off its 100% owned subsidiary, Five Star Quality Care, Inc., or Five Star, by distributing substantially all of Five Star’s common shares to its shareholders (the “Five Star Spin-Off”), including us.  In connection with the Five Star Spin-Off, we received 1,280,924 common shares of Five Star which were valued at $9.3 million which were distributable to our shareholders.  In order to distribute these Five Star common shares on a round lot basis or one Five Star common share for every 100 of our common shares, we purchased 7,163 additional common shares from Five Star, and we distributed all 1,288,087 of these common shares to our shareholders.  Five Star, which is not a REIT, leases and operates senior housing properties including some owned by Senior Housing.

At December 31, 2003, we owned 4,000,000 common shares of beneficial interest of Hospitality Properties with a carrying value of $99.7 million and a market value, based on quoted market prices, of $165.1 million.  Hospitality Properties is a real estate investment trust that owns hotels.  In 2001 Hospitality Properties completed a public stock offering of common shares.  As a result of this transaction, our ownership percentage in Hospitality Properties was reduced from 7.1% to 6.4% and we recognized a loss of $1.2 million.  In February and March 2004

Hospitality Properties completed a public offering of common shares that further reduced our ownership percentage to 6.0%.  As a result of these transactions, we expect to recognize a gain of approximately $4 million during the first quarter of 2004.

Summarized financial data of Hospitality Properties is as follows (in thousands, except per share data):

	December 31,
	2003	2002
Real estate properties, net	$2,685,208	$2,336,412
Other assets	76,393	67,344
	$2,761,601	$2,403,756

Security and other deposits	$175,304	$269,918
Other liabilities	940,769	488,818
Shareholders’ equity	1,645,528	1,645,020
	$2,761,601	$2,403,756

	Year Ended December 31,
	2003	2002	2001
Revenues	$552,801	$348,706	$303,877
Expenses	314,588	206,504	171,921
Net income	238,213	142,202	131,956
Preferred distributions	(14,780)	(7,572)	(7,125)
Net income available for common shareholders	$223,433	$134,630	$124,831

Weighted average common shares outstanding	62,576	62,538	58,986

Basic and diluted earnings per common share:
Net income available for common shareholders	$3.57	$2.15	$2.12

Note 5.  Shareholders’ Equity

We have reserved 6,445,978 of our common shares under the terms of our new 2003 Incentive Share Award Plan, or the Award Plan.  Shares were awarded prior to July 2003 pursuant to our 1992 Incentive Share Award Plan.  During the years ended December 31, 2003, 2002 and 2001, 19,500 common shares with an aggregate market value of $181,000, 15,000 common shares with an aggregate market value of $130,000 and 12,500 common shares with an aggregate market value of $119,000, respectively, were awarded to our officers and employees of RMR pursuant to these plans.  In addition, our Independent Trustees were each awarded 500 common shares annually as part of their annual fees.  The market values of the common shares awarded to each Independent Trustee were $18,000, $13,000 and $13,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  A portion of the shares awarded to the officers and employees of RMR vested immediately and the balance will vest over a two year period.  The shares awarded to our Trustees vested immediately.  We include the value of awarded common shares in general and administrative expenses.  At December 31, 2003, 6,425,978 of our common shares remain reserved for issuance under the Award Plan.

Cash distributions per common share paid by us in 2003, 2002 and 2001, were $0.80 per year.  We declared a distribution of $0.20 per common share which was paid on February 23, 2004, to shareholders of record on January 21, 2004.

Our 8,000,000 series A cumulative redeemable preferred shares carry dividends of $2.46875 per annum per share, payable in equal quarterly payments and have a liquidation preference of $25.00 per share.  The series A preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 22, 2006.  Our 12,000,000 series B cumulative redeemable preferred shares carries dividends of $2.1875 per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007.

We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances.  Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events.  The rights expire on October 17, 2004, and are redeemable at our option at any time.

Note 6.  Transactions with Affiliates

We have agreements with RMR to provide investment advice, property management and administrative services to us.  These agreements are subject to the annual review and approval of our independent trustees.  RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as our managing trustees.  RMR is compensated at an annual rate equal to 0.7% of our real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to three percent of gross rents and construction management fees equal to five percent of construction costs.  RMR is also entitled to an incentive fee which is paid in restricted shares of our common stock based on a formula.  Incentive fees earned for the year ended December 31, 2002, were approximately $773,000.  No incentive fees were earned for the years ended December 31, 2003 and 2001.  At December 31, 2003, affiliates of RMR owned 1,343,126 of our common shares.  RMR also leases approximately 17,800 square feet of office space from us at rental rates which we believe to be commercially reasonable.

Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Advisory and incentive fees paid to RMR	$16,904	$15,060	$13,279
Distributions paid to beneficial owners of RMR and their affiliates	1,056	1,000	1,091
Rental income received from RMR	362	293	310
Management fees paid to RMR	15,663	12,685	11,565

Note 7.  Indebtedness

At December 31, 2003 and 2002, our outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2003	2002
Unsecured revolving credit facility, due April 2006, at LIBOR plus a premium	$412,000	$37,000
Senior Notes, due 2005 at 6.70%	100,000	100,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	200,000
Senior Notes, due 2013 at 6.50%	200,000	200,000
Senior Notes, due 2014 at 5.75%	250,000	—
Senior Notes, due 2015 at 6.40%	200,000	—
Monthly Income Senior Notes, due 2009 at 7.875%	—	90,000
Monthly Income Senior Notes, due 2011 at 8.375%	—	65,000
Monthly Income Senior Notes, due 2013 at 8.50%	143,000	143,000
Mortgage Notes Payable, due 2004 at 9.12%	—	3,433
Mortgage Notes Payable, due 2007 at 8.40%	10,291	10,518
Mortgage Notes Payable, due 2008 at 7.02%	16,835	17,068
Mortgage Notes Payable, due 2008 at 8.00%	7,869	9,093
Mortgage Notes Payable, due 2009 at 7.66%	7,203	8,237
Mortgage Notes Payable, due 2011 at 6.814%	252,210	255,048
Mortgage Notes Payable, due 2029 at 6.794%	44,000	44,000
	1,893,408	1,232,397
Less unamortized discounts	16,587	16,420
	$1,876,821	$1,215,977

In 2003 we issued unsecured senior notes aggregating $450 million in two separate public offerings, raising net proceeds of $444.4 million.  The notes bear interest at 6.40% and 5.75%, require semiannual interest payments and mature in February 2015 and February 2014, respectively.  Net proceeds from these offerings were used to repay amounts outstanding under our revolving credit facility and general business purposes.

During 2003 we redeemed all of our $90 million 7.875% senior notes due in April 2009, at par, and all of our $65 million 8.375% senior notes due in June 2011, at par.  These redemptions were funded with cash on hand and borrowings under our revolving credit facility.  We recognized losses of $3.2 million from the write off of deferred financing fees associated with these redemptions.  During 2003 we repaid a $3.4 million secured mortgage due in April 2004.

We have a $560 million unsecured revolving credit facility that bears interest at LIBOR plus a premium and matures in April 2006.  This credit facility also includes an accordian feature which allows it to be expanded, in certain circumstances, up to $625 million.  The average interest rate on amounts outstanding under our credit facility during 2003 was 2.1%.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility.

At December 31, 2003, 11 office complexes comprised of 24 properties costing $641.9 million with an aggregate net book value of $552.6 million were secured by mortgage notes totaling $338.4 million maturing from 2007 through 2029 which, net of unamortized discounts, amounted to $328.5 million.

The required principal payments due during the next five years under all debt outstanding at December 31, 2003, are $6.5 million in 2004, $107.1 million in 2005, $419.7 million in 2006, $17.4 million in 2007, $24.0 million in 2008 and $1.3 billion thereafter.

Note 8.  Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, equity investments, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At December 31, 2003 and 2002, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investments	$260,208	$385,823	$264,087	$276,706
Senior notes and mortgage notes payable	1,464,821	1,613,336	1,178,977	1,274,145

The fair values of the senior notes and mortgage notes payable are based on estimates using discounted cash flow analysis and currently prevailing rates.  The fair value of the equity investments are based on quoted per share prices for Hospitality Properties of $41.28 and $35.20 at December 31, 2003 and 2002, respectively, and quoted per share prices for Senior Housing of $17.23 and $10.61 at December 31, 2003 and 2002, respectively.

Note 9.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2003 and 2002 (dollars in thousands, except per share amounts):

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$120,633	$121,720	$127,538	$130,836
Income before equity in earnings of equity investments	23,004	23,718	20,733	23,466
Equity in earnings of equity investments	4,288	3,653	3,886	11,698
Net income	27,292	27,371	24,619	35,164
Preferred distributions	(11,500)	(11,500)	(11,500)	(11,500)
Net income available for common shareholders	15,792	15,871	13,119	23,664
Per common share data:
Income before equity in earnings of equity investments	0.18	0.18	0.15	0.16
Net income available for common shareholders	0.12	0.12	0.09	0.17

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$98,675	$100,729	$102,067	$115,495
Income before equity in earnings of equity investments	17,870	22,469	22,419	26,165
Equity in earnings of equity investments	4,715	4,343	4,784	5,419
Loss on equity transaction of equity investments	(1,421)	—	—	—
Net income	21,164	26,812	27,203	31,584
Preferred distributions	(4,938)	(4,937)	(6,250)	(11,500)
Net income available for common shareholders	16,226	21,875	20,953	20,084
Per common share data:
Income before equity in earnings of equity investments	0.14	0.17	0.17	0.20
Net income available for common shareholders	0.13	0.17	0.16	0.16

Note 10.  Pro Forma Information (unaudited)

We purchased 16 properties and 9.8 million square feet of leased industrial land in 2003 for $798.9 million, including closing costs, and 23 properties in 2002 for $443.7 million, including closing costs.

The following table presents our pro forma results of operations as if our 2002 and 2003 acquisitions and financings were completed on January 1, 2002.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the years presented, nor do they purport to represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2003	2002
Total revenues	$558,729	$555,451
Net income available for common shareholders	$92,663	$106,508
Per common share data:
Net income available for common shareholders	$0.64	$0.75

Note 11.  Subsequent Events

In January 2004 we issued 34,500,000 common shares in a public offering, raising net proceeds of approximately $324 million.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

In February 2004 we redeemed at par, our $143 million 8.50% senior notes due in November 2013.  We funded this redemption by borrowing under our revolving credit facility.

In January and February 2004 we sold 3,148,500 of our Senior Housing shares in an underwritten public offering for $57.3 million, or $54.3 million net of commissions and fees.  Net sales proceeds were used to reduce amounts outstanding under our revolving credit facility.  During January through March 2004 Senior Housing and Hospitality Properties completed public offerings of common shares that reduced our ownership percentages in each to 15.2% and 6.0%, respectively.  As a result of these transactions, we expect to recognize gains of approximately $20 million.

In January and February 2004 we entered into agreements to purchase two buildings for $16.0 million, plus closing costs; and these two buildings were acquired in February 2004.

In February 2004 we entered into a new five year unsecured term loan with a group of banks.  Terms of the new loan include interest at a spread above LIBOR, and an accordian feature which allows it to be expanded in certain circumstances by up to $100 million.  The new loan matures in February 2009 and is prepayable without penalty, beginning in August 2005.  Net proceeds of the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

HRPT PROPERTIES TRUST

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2003

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)		Balance at End of Period

Year Ended December 31, 2001:
Allowance for real estate mortgages receivable	$5,393	$—	$(3,961	)(1)	$1,432

Year Ended December 31, 2002:
Allowance for real estate mortgages receivable	$1,432	$—	$—		$1,432

Year Ended December 31, 2003:
Allowance for real estate mortgages receivable	$1,432	$—	$(932)		$500

(1)  Includes $3,955 collection of previously reserved amount.

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Petersburg	AK	$—	$189	$811	$32	$189	$843	$1,032	$141	3/31/97	1983
Tucson	AZ	—	765	3,280	126	779	3,392	4,171	591	3/31/97	1993
Safford	AZ	—	635	2,729	122	647	2,839	3,486	473	3/31/97	1992
Phoenix	AZ	—	2,687	11,532	707	2,729	12,197	14,926	1,964	5/15/97	1997
Tempe	AZ	—	1,125	10,122	1,643	1,125	11,765	12,890	1,511	6/30/99	1987
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	1,834	7/30/99	1982
Phoenix	AZ	—	1,899	14,872	115	1,899	14,987	16,886	699	2/1/02	1999
Phoenix	AZ	—	1,041	8,023	382	1,041	8,405	9,446	419	2/1/02	1987
Tucson	AZ	—	3,261	26,357	1,385	3,261	27,742	31,003	1,322	2/27/02	1986
Tolleson	AZ	—	1,257	9,210	—	1,257	9,210	10,467	10	12/19/03	1990
San Diego	CA	—	992	9,040	285	992	9,325	10,317	1,690	12/5/96	1985
San Diego	CA	—	1,985	18,096	571	1,985	18,667	20,652	3,192	12/5/96	1985
San Diego	CA	—	1,228	11,199	354	1,228	11,553	12,781	2,198	12/5/96	1985
San Diego	CA	—	502	4,526	344	502	4,870	5,372	828	12/31/96	1984
San Diego	CA	—	294	2,650	202	294	2,852	3,146	485	12/31/96	1984
San Diego	CA	—	313	2,820	214	313	3,034	3,347	516	12/31/96	1984
San Diego	CA	—	316	2,846	216	316	3,062	3,378	520	12/31/96	1984
San Diego	CA	—	2,984	12,859	2,141	3,038	14,946	17,984	2,537	3/31/97	1981
Kearney Mesa	CA	—	2,916	12,456	619	2,969	13,022	15,991	2,171	3/31/97	1994
San Diego	CA	—	4,269	18,316	475	4,347	18,713	23,060	3,161	3/31/97	1996
Los Angeles	CA	35,291	5,055	49,685	2,876	5,060	52,556	57,616	9,190	5/15/97	1979
Los Angeles	CA	35,357	5,076	49,884	2,765	5,071	52,654	57,725	9,417	5/15/97	1979
Los Angeles	CA	—	1,921	8,242	327	1,955	8,535	10,490	1,389	7/11/97	1996
Anaheim	CA	—	691	6,223	2	692	6,224	6,916	1,012	12/5/97	1992
San Diego	CA	—	685	5,530	—	685	5,530	6,215	213	6/24/02	1986
San Diego	CA	—	475	4,264	92	474	4,357	4,831	164	6/24/02	1986
San Diego	CA	—	461	3,830	—	461	3,830	4,291	148	6/24/02	1986
Fresno	CA	—	7,276	61,118	8	7,277	61,125	68,402	1,991	8/29/02	1971
Santa Ana	CA	—	1,363	10,158	—	1,363	10,158	11,521	32	11/10/03	2000
Golden	CO	—	494	152	5,966	495	6,117	6,612	877	3/31/97	1997
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	2,154	11/14/97	1993
Lakewood	CO	—	1,855	16,691	364	1,856	17,054	18,910	1,730	11/22/99	1980
Lakewood	CO	—	787	7,085	157	788	7,241	8,029	734	11/22/99	1980
Englewood	CO	—	1,708	14,616	83	1,707	14,700	16,407	790	11/2/01	1984

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Lakewood	CO	—	915	9,106	45	915	9,151	10,066	275	10/11/02	1981
Lakewood	CO	—	936	9,160	52	936	9,212	10,148	277	10/11/02	1981
Lakewood	CO	—	1,035	9,271	97	1,036	9,367	10,403	281	10/11/02	1981
Englewood	CO	—	649	5,232	5	649	5,237	5,886	136	12/19/02	1984
Wallingford	CT	—	640	10,017	598	640	10,615	11,255	1,453	6/1/98	1986
Wallingford	CT	—	367	3,301	730	366	4,032	4,398	500	12/22/98	1988
Meriden	CT	—	768	6,164	—	768	6,164	6,932	70	7/24/03	1982
Windsor	CT	—	1,376	11,212	—	1,376	11,212	12,588	105	8/29/03	1988
Washington	DC	—	2,485	22,696	4,609	2,485	27,305	29,790	5,297	9/13/96	1976
Washington	DC	—	12,008	51,528	30,914	12,227	82,223	94,450	9,091	3/31/97	1996
Washington	DC	22,525	6,979	29,949	1,224	7,107	31,045	38,152	5,373	3/31/97	1989
Washington	DC	—	1,851	16,511	1,607	1,887	18,082	19,969	3,002	12/19/97	1966
Washington	DC	31,097	5,975	53,778	771	5,975	54,549	60,524	7,669	6/23/98	1991
Wilmington	DE	—	4,409	39,681	1,372	4,413	41,049	45,462	5,439	7/23/98	1986
Wilmington	DE	—	1,478	13,306	389	1,477	13,696	15,173	1,516	7/13/99	1984
Orlando	FL	—	—	362	60	36	386	422	41	2/19/98	1997
Orlando	FL	—	722	6,499	(59)	716	6,446	7,162	948	2/19/98	1997
Orlando	FL	—	256	2,308	64	263	2,365	2,628	347	2/19/98	1997
Miami	FL	—	144	1,297	319	144	1,616	1,760	276	3/19/98	1987
Savannah	GA	—	544	2,330	224	553	2,545	3,098	412	3/31/97	1990
Oahu	HI	—	1,343	—	—	1,343	—	1,343	—	12/5/03	—
Oahu	HI	—	93,821	—	—	93,821	—	93,821	—	12/5/03	—
Oahu	HI	—	2,114	456	—	2,114	456	2,570	—	12/5/03	—
Oahu	HI	—	78,842	4,789	—	78,842	4,789	83,631	5	12/5/03	—
Oahu	HI	—	156,939	4,320	—	156,939	4,320	161,259	6	12/5/03	—
Oahu	HI	—	43,419	223	—	43,419	223	43,642	—	12/5/03	—
Oahu	HI	—	7,982	—	—	7,982	—	7,982	—	12/5/03	—
Oahu	HI	—	66,253	—	—	66,253	—	66,253	—	12/5/03	—
Oahu	HI	—	11,450	—	—	11,450	—	11,450	—	12/5/03	—
Oahu	HI	—	718	—	—	718	—	718	—	12/5/03	—
Oahu	HI	—	9,671	—	—	9,671	—	9,671	—	12/5/03	—
Kansas City	KS	—	1,042	4,469	1,317	1,061	5,767	6,828	1,237	3/31/97	1990
Erlanger	KY	—	2,022	9,545	—	2,022	9,545	11,567	129	6/30/03	1999
Boston	MA	—	1,447	13,028	135	1,448	13,162	14,610	2,712	9/28/95	1993

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Boston	MA	—	3,378	30,397	2,383	3,378	32,780	36,158	7,546	9/28/95	1915
Boston	MA	—	1,500	13,500	4,314	1,500	17,814	19,314	4,988	12/18/95	1875
Westwood	MA	—	303	2,740	659	304	3,398	3,702	721	11/26/96	1980
Westwood	MA	—	537	4,960	204	548	5,153	5,701	869	1/8/97	1977
Milford	MA	—	144	1,297	266	401	1,306	1,707	216	5/15/97	1989
Westborough	MA	—	42	381	5	42	386	428	64	5/15/97	1900
Worcester	MA	—	1,132	10,186	38	1,132	10,224	11,356	1,693	5/15/97	1989
Worcester	MA	—	354	3,189	14	354	3,203	3,557	530	5/15/97	1985
Worcester	MA	—	111	1,000	292	397	1,006	1,403	167	5/15/97	1986
Worcester	MA	—	158	1,417	7	157	1,425	1,582	236	5/15/97	1992
Spencer	MA	—	211	1,902	11	211	1,913	2,124	317	5/15/97	1992
Charlton	MA	—	141	1,269	8	141	1,277	1,418	211	5/15/97	1988
Fitchburg	MA	—	223	2,004	10	223	2,014	2,237	334	5/15/97	1994
Millbury	MA	—	34	309	4	34	313	347	52	5/15/97	1950
Worcester	MA	—	265	2,385	12	265	2,397	2,662	397	5/15/97	1972
Worcester	MA	—	895	8,052	41	895	8,093	8,988	1,340	5/15/97	1990
Northbridge	MA	—	32	290	5	32	295	327	49	5/15/97	1962
Sturbridge	MA	—	83	751	6	83	757	840	125	5/15/97	1986
Webster	MA	—	315	2,834	14	315	2,848	3,163	472	5/15/97	1995
Westborough	MA	—	396	3,562	15	396	3,577	3,973	592	5/15/97	1986
Grafton	MA	—	37	336	4	37	340	377	56	5/15/97	1930
Lexington	MA	—	1,054	9,487	522	1,054	10,009	11,063	1,418	1/30/98	1968
Quincy	MA	—	1,668	11,097	2,395	1,668	13,492	15,160	2,385	4/3/98	1988
Quincy	MA	—	2,477	16,645	833	2,477	17,478	19,955	2,463	4/3/98	1988
Westwood	MA	—	500	4,562	76	500	4,638	5,138	638	6/8/98	1990
Leominster	MA	—	778	7,003	26	781	7,026	7,807	710	12/27/99	1966
Auburn	MA	—	647	5,827	22	650	5,846	6,496	591	12/27/99	1977
Stoneham	MA	—	931	8,062	230	931	8,292	9,223	464	9/28/01	1945
Foxborough	MA	—	3,021	25,721	—	3,021	25,721	28,742	563	2/13/03	1989
Mansfield	MA	—	1,183	9,749	—	1,183	9,749	10,932	91	8/1/03	1978
Mansfield	MA	—	1,358	11,658	—	1,358	11,658	13,016	109	8/1/03	2002
Mansfield	MA	—	1,550	13,908	—	1,550	13,908	15,458	130	8/1/03	1981
Mansfield	MA	—	1,033	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	4	1,262	11,107	12,369	81	9/5/03	1988

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Mansfield	MA	—	1,023	8,954	4	1,023	8,958	9,981	65	9/5/03	1988
Gaithersburg	MD	—	4,381	18,798	1,056	4,461	19,774	24,235	3,316	3/31/97	1995
Riverdale	MD	—	9,423	40,433	1,141	9,595	41,402	50,997	7,023	3/31/97	1994
Germantown	MD	—	2,305	9,890	304	2,347	10,152	12,499	1,774	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	295	3,131	13,998	17,129	2,399	3/31/97	1992
Baltimore	MD	—	—	12,430	2,341	—	14,771	14,771	2,485	11/18/97	1988
Rockville	MD	—	3,251	29,258	1,031	3,248	30,292	33,540	4,424	2/2/98	1986
Baltimore	MD	—	900	8,097	377	901	8,473	9,374	1,112	10/15/98	1989
Pikesville	MD	—	589	5,305	227	590	5,531	6,121	683	8/11/99	1987
Baltimore	MD	—	6,328	54,645	323	6,328	54,968	61,296	1,311	1/28/03	1990
Mendota Heights	MN	—	533	4,795	—	533	4,795	5,328	694	3/19/98	1995
Eagan	MN	—	1,424	12,822	1	1,425	12,822	14,247	1,857	3/19/98	1986
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	3,339	3/19/98	1957
St. Paul	MN	—	696	6,263	626	695	6,890	7,585	732	8/3/99	1987
Plymouth	MN	—	563	5,064	304	563	5,368	5,931	625	8/3/99	1987
Minneapolis	MN	—	695	6,254	954	695	7,208	7,903	832	8/3/99	1986
Minneapolis	MN	—	870	7,831	1,176	870	9,007	9,877	1,078	8/3/99	1987
Minneapolis	MN	—	1,891	17,021	1,282	1,893	18,301	20,194	2,011	9/30/99	1980
Roseville	MN	1,737	295	2,658	(2)	295	2,656	2,951	268	12/1/99	1987
Roseville	MN	1,218	185	1,661	223	185	1,884	2,069	210	12/1/99	1987
Roseville	MN	4,155	672	6,045	344	672	6,389	7,061	613	12/1/99	1987
Roseville	MN	6,277	979	8,814	872	978	9,687	10,665	938	12/1/99	1987
Roseville	MN	3,448	586	5,278	(4)	586	5,274	5,860	533	12/1/99	1987
Kansas City	MO	—	1,443	6,193	1,930	1,470	8,096	9,566	1,107	3/31/97	1995
St. Louis	MO	—	903	7,602	—	903	7,602	8,505	24	11/7/03	1998
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	2,308	5/10/99	1979
Vorhees	NJ	—	1,053	6,625	915	998	7,595	8,593	1,163	5/26/98	1990
Vorhees	NJ	—	673	4,232	705	589	5,021	5,610	687	5/26/98	1990
Vorhees	NJ	—	445	2,798	201	584	2,860	3,444	400	5/26/98	1990
Florham Park	NJ	—	1,412	12,709	4,862	1,412	17,571	18,983	2,438	7/31/98	1979
Sante Fe	NM	—	1,551	6,650	487	1,578	7,110	8,688	1,161	3/31/97	1987
Albuquerque	NM	—	493	2,119	126	503	2,235	2,738	374	3/31/97	1984
Albuquerque	NM	—	877	7,895	138	876	8,034	8,910	869	8/31/99	1984
Albuquerque	NM	—	173	1,553	66	172	1,620	1,792	199	8/31/99	1984

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Albuquerque	NM	—	441	3,970	81	441	4,051	4,492	447	8/31/99	1984
Albuquerque	NM	—	422	3,797	72	422	3,869	4,291	418	8/31/99	1984
Albuquerque	NM	—	40	141	35	40	176	216	7	2/12/02	1985
Albuquerque	NM	—	152	1,526	204	152	1,730	1,882	87	2/12/02	1985
Albuquerque	NM	—	39	351	8	39	359	398	17	2/12/02	1985
Albuquerque	NM	—	444	3,890	47	444	3,937	4,381	183	2/12/02	1987
Albuquerque	NM	—	1,778	14,407	445	1,778	14,852	16,630	761	2/12/02	1985
Albuquerque	NM	—	129	1,217	65	129	1,282	1,411	58	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	1	1,968	17,211	19,179	448	12/6/02	1974
Albuquerque	NM	—	3,235	24,490	—	3,235	24,490	27,725	177	9/17/03	1975
Albuquerque	NM	—	794	5,568	—	794	5,568	6,362	41	9/17/03	1975
White Plains	NY	—	1,200	10,870	815	1,200	11,685	12,885	2,251	2/6/96	1952
Brooklyn	NY	—	775	7,054	138	775	7,192	7,967	1,334	6/6/96	1971
Buffalo	NY	7,203	4,405	18,899	729	4,485	19,548	24,033	3,301	3/31/97	1994
Irondoquoit	NY	—	1,910	17,189	907	1,910	18,096	20,006	2,442	6/30/98	1986
Islandia	NY	—	813	7,319	746	809	8,069	8,878	917	6/11/99	1987
Mineola	NY	—	3,419	30,774	1,522	3,416	32,299	35,715	3,796	6/11/99	1971
Syracuse	NY	—	1,788	16,096	2,016	1,789	18,111	19,900	2,065	6/29/99	1972
Melville	NY	—	3,155	28,395	387	3,155	28,782	31,937	3,198	7/22/99	1985
Syracuse	NY	—	466	4,196	983	467	5,178	5,645	665	9/24/99	1990
DeWitt	NY	—	454	4,086	269	457	4,352	4,809	473	12/28/99	1987
Mason	OH	—	1,528	13,748	13	1,528	13,761	15,289	1,907	6/10/98	1994
Oklahoma City	OK	—	4,596	19,721	1,045	4,680	20,682	25,362	3,451	3/31/97	1992
Oklahoma City	OK	—	203	1,828	23	205	1,849	2,054	202	8/13/99	1993
Midwest City	OK	—	246	2,213	28	249	2,238	2,487	245	8/13/99	1993
Edmund	OK	—	226	2,036	26	229	2,059	2,288	225	8/13/99	1993
Oklahoma City	OK	—	1,426	12,826	156	1,441	12,967	14,408	1,418	8/13/99	1993
King of Prussia	PA	—	634	3,251	295	634	3,546	4,180	522	9/22/97	1964
FT. Washington	PA	—	1,184	5,559	71	1,184	5,630	6,814	875	9/22/97	1967
FT. Washington	PA	—	1,872	8,816	617	1,872	9,433	11,305	1,403	9/22/97	1960
FT. Washington	PA	—	683	3,198	555	680	3,756	4,436	519	9/22/97	1970
Horsham	PA	—	741	3,611	119	741	3,730	4,471	575	9/22/97	1983
Philadelphia	PA	44,000	7,884	71,002	2,043	7,883	73,046	80,929	11,680	11/13/97	1980
Plymouth Meeting	PA	—	1,412	7,415	2,206	1,413	9,620	11,033	1,323	1/15/98	1996

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
FT. Washington	PA	—	1,154	7,722	269	1,154	7,991	9,145	1,148	1/15/98	1996
King of Prussia	PA	—	354	3,183	574	354	3,757	4,111	542	2/2/98	1968
King of Prussia	PA	—	552	2,893	48	552	2,941	3,493	431	2/2/98	1996
Pittsburgh	PA	—	720	9,589	1,234	720	10,823	11,543	1,595	2/27/98	1991
Philadelphia	PA	61,343	3,462	111,946	14,818	3,462	126,764	130,226	17,796	3/30/98	1983
Greensburg	PA	—	780	7,026	15	780	7,041	7,821	973	6/3/98	1997
Philadelphia	PA	—	24,753	222,775	11,086	24,747	233,867	258,614	32,987	6/30/98	1990
Moon Township	PA	—	1,663	14,966	611	1,663	15,577	17,240	1,985	9/14/98	1994
FT. Washington	PA	—	631	5,698	331	634	6,026	6,660	816	12/1/98	1998
Philadelphia	PA	—	931	8,377	1,050	930	9,428	10,358	1,223	6/11/99	1987
Moon Township	PA	—	202	1,814	374	202	2,188	2,390	201	8/23/99	1992
Moon Township	PA	—	555	4,995	735	556	5,729	6,285	578	8/23/99	1991
Moon Township	PA	—	489	4,403	344	490	4,746	5,236	670	8/23/99	1989
Moon Township	PA	—	612	5,507	64	612	5,571	6,183	629	8/23/99	1990
Moon Township	PA	—	502	4,519	384	502	4,903	5,405	560	8/23/99	1987
Moon Township	PA	—	410	3,688	410	410	4,098	4,508	482	8/23/99	1988
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Blue Bell	PA	—	723	6,507	405	723	6,912	7,635	706	9/14/99	1988
Blue Bell	PA	—	709	6,382	364	709	6,746	7,455	722	9/14/99	1988
Blue Bell	PA	—	268	2,414	126	268	2,540	2,808	265	9/14/99	1988
Philadelphia	PA	—	18,758	167,487	2,243	18,758	169,730	188,488	5,080	10/10/02	1974
Lincoln	RI	—	320	7,690	3	320	7,693	8,013	1,258	11/13/97	1997
Memphis	TN	—	2,206	19,856	1,264	2,212	21,114	23,326	3,181	8/31/98	1985
Austin	TX	8,124	1,402	12,729	718	1,402	13,447	14,849	2,115	12/5/97	1997
Austin	TX	12,786	2,317	21,037	16	2,317	21,053	23,370	3,419	12/5/97	1996
Austin	TX	9,296	1,621	14,594	776	1,621	15,370	16,991	2,921	12/5/97	1997
Austin	TX	7,017	1,218	11,040	569	1,218	11,609	12,827	2,182	12/5/97	1986
Austin	TX	6,760	1,226	11,126	5	1,226	11,131	12,357	1,808	12/5/97	1997
Waco	TX	—	2,030	8,708	183	2,060	8,861	10,921	1,335	12/23/97	1997
Austin	TX	—	466	4,191	912	850	4,719	5,569	701	1/27/98	1980
Irving	TX	—	846	7,616	3,089	846	10,705	11,551	1,422	3/19/98	1995
Irving	TX	—	542	4,879	—	542	4,879	5,421	707	3/19/98	1995
Austin	TX	—	1,439	6,137	6,360	1,439	12,497	13,936	1,966	3/24/98	1975
Austin	TX	—	1,529	13,760	161	1,529	13,921	15,450	1,907	7/16/98	1993

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	1,683	10/7/98	1998
Austin	TX	—	4,878	43,903	1,050	4,875	44,956	49,831	5,827	10/7/98	1968
Austin	TX	—	9,085	—	6,427	11,640	3,872	15,512	—	10/7/98	—
Austin	TX	11,447	2,072	18,650	167	2,072	18,817	20,889	2,455	10/20/98	1998
Austin	TX	3,078	562	5,054	1	562	5,055	5,617	658	10/20/98	1998
Austin	TX	8,089	1,476	13,286	(2)	1,476	13,284	14,760	1,730	10/20/98	1998
Austin	TX	—	688	6,192	595	697	6,778	7,475	796	6/3/99	1985
Austin	TX	—	539	4,849	(3)	539	4,846	5,385	550	6/16/99	1999
Austin	TX	—	906	8,158	(40)	902	8,122	9,024	923	6/16/99	1999
Austin	TX	—	1,731	14,921	1,522	1,731	16,443	18,174	1,892	6/30/99	1975
San Antonio	TX	—	259	2,331	515	264	2,841	3,105	308	8/3/99	1986
Austin	TX	—	1,574	14,168	899	1,573	15,068	16,641	1,641	8/3/99	1982
Austin	TX	—	626	5,636	1,065	621	6,706	7,327	858	8/18/99	1987
Austin	TX	—	2,028	18,251	55	2,027	18,307	20,334	1,923	10/8/99	1985
Austin	TX	10,291	2,038	18,338	466	2,037	18,805	20,842	1,994	10/8/99	1997
Austin	TX	—	460	3,345	1,110	460	4,455	4,915	670	6/15/01	2001
Ft. Worth	TX	—	4,793	38,530	210	4,793	38,740	43,533	602	5/23/03	1996
Fairfax	VA	—	569	5,122	279	569	5,401	5,970	1,026	12/4/96	1990
Falls Church	VA	—	3,456	14,828	1,109	3,519	15,874	19,393	2,687	3/31/97	1993
Arlington	VA	—	810	7,289	383	811	7,671	8,482	1,123	8/26/98	1987
Alexandria	VA	—	2,109	18,982	176	2,109	19,158	21,267	2,483	12/30/98	1987
Fairfax	VA	—	780	7,022	4	781	7,025	7,806	754	9/29/99	1988
Fairfax	VA	—	594	5,347	3	594	5,350	5,944	574	9/29/99	1988
Norfolk	VA	—	591	4,048	167	592	4,214	4,806	169	10/25/02	1999
Norfolk	VA	—	1,273	11,083	62	1,273	11,145	12,418	335	10/25/02	1987
Norfolk	VA	—	559	4,535	171	559	4,706	5,265	139	10/25/02	1986
Richland	WA	7,869	3,970	17,035	545	4,042	17,508	21,550	2,993	3/31/97	1995
Falling Waters	WV	—	906	3,886	177	922	4,047	4,969	678	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	282	1,950	8,464	10,414	1,432	3/31/97	1995
Grand Total		$ 338,408	$ 847,201	$ 2,856,307	$ 188,458	$ 852,983	$ 3,038,983	$ 3,891,966	$ 363,015

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(dollars in thousands)

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation at the beginning of the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at January 1, 2001	$2,546,023	$160,015
Additions	56,976	59,542
Disposals	(10,512)	(417)
Balance at December 31, 2001	2,592,487	219,140
Additions	482,876	65,489
Disposals	(707)	(81)
Balance at December 31, 2002	3,074,656	284,548
Additions	818,800	79,661
Disposals	(1,490)	(1,194)
Balance at December 31, 2003	$3,891,966	$363,015

(1)    Excludes value of acquired real estate leases pursuant to FAS 141.  Aggregate cost for federal income tax purposes is approximately $3,771,504.

(2)   Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Mannix	President and Chief Operating Officer	March 15, 2004
John A. Mannix

/s/ John C. Popeo	Treasurer, Chief Financial Officer and Secretary	March 15, 2004
John C. Popeo

/s/ Frederick N. Zeytoonjian	Trustee	March 15, 2004
Frederick N. Zeytoonjian

/s/ Patrick F. Donelan	Trustee	March 15, 2004
Patrick F. Donelan

/s/ Gerard M. Martin	Trustee	March 15, 2004
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 15, 2004
Barry M. Portnoy