Form 10-Q
period 2004-03-31
HRPT PROPERTIES TRUST
filed 2004-05-10
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares outstanding as of May 3, 2004:  177,273,925

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2004

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I           Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$854,595	$852,983
Buildings and improvements	3,058,575	3,038,983
	3,913,170	3,891,966
Accumulated depreciation	(383,842)	(363,015)
	3,529,328	3,528,951

Acquired real estate leases	67,569	68,983
Equity investments	222,589	260,208
Cash and cash equivalents	43,609	11,526
Restricted cash	7,086	9,163
Rents receivable, net	93,120	83,973
Other assets, net	64,110	50,440
Total assets	$4,027,411	$4,013,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$412,000
Term loan	250,000	—
Senior notes payable, net	993,494	1,136,311
Mortgage notes payable, net	327,582	328,510
Accounts payable and accrued expenses	54,421	60,541
Acquired real estate lease obligations	32,096	33,206
Rent collected in advance	16,623	13,135
Security deposits	9,602	9,520
Due to affiliates	5,882	8,370
Total liabilities	1,689,700	2,001,593

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
Series A, 8,000,000 shares issued and outstanding	193,086	193,086
Series B, 12,000,000 shares issued and outstanding	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 177,273,925 and 142,773,925 shares issued and outstanding, respectively	1,773	1,428
Additional paid in capital	2,394,497	2,071,203
Cumulative net income	1,174,336	1,124,961
Cumulative common distributions	(1,619,667)	(1,584,213)
Cumulative preferred distributions	(96,163)	(84,663)
Total shareholders’ equity	2,337,711	2,011,651
Total liabilities and shareholders’ equity	$4,027,411	$4,013,244

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Rental income	$136,458	$120,590
Interest and other income	120	43
Total revenues	136,578	120,633

Expenses:
Operating expenses	51,016	46,025
Interest (including amortization of note discounts and deferred financing fees of $1,435 and $1,473, respectively)	26,225	25,079
Depreciation and amortization	25,043	20,274
General and administrative	5,698	4,500
Loss on early extinguishment of debt	2,866	1,751
Total expenses	110,848	97,629

Income before equity in earnings of equity investments	25,730	23,004

Equity in earnings of equity investments	3,800	4,288
Gain on equity transactions of equity investments	19,845	—
Net income	49,375	27,292
Preferred distributions	(11,500)	(11,500)
Net income available for common shareholders	$37,875	$15,792

Weighted average common shares outstanding	172,724	128,846

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.22	$0.12

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$49,375	$27,292
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,716	19,225
Amortization of note discounts and deferred financing fees	1,435	1,473
Amortization of in place leases	1,931	35
Other amortization	1,366	1,014
Loss on early extinguishment of debt	2,866	1,751
Equity in earnings of equity investments	(3,800)	(4,288)
Gain on equity transactions of equity investments	(19,845)	—
Distributions of earnings from equity investments	3,800	4,288
Change in assets and liabilities:
Decrease in restricted cash	2,077	5,783
Increase in rents receivable and other assets	(25,913)	(12,138)
Decrease in accounts payable and accrued expenses	(6,120)	(1,815)
Increase (decrease) in rent collected in advance	3,488	(814)
Increase in security deposits	82	375
(Decrease) increase in due to affiliates	(2,488)	4,268
Cash provided by operating activities	29,970	46,449

Cash flows from investing activities:
Real estate acquisitions and improvements	(23,720)	(107,635)
Distributions in excess of earnings from equity investments	3,051	2,563
Proceeds from sale of common shares of equity investment	54,413	—
Cash provided by (used for) investing activities	33,744	(105,072)

Cash flows from financing activities:
Proceeds from issuance of common shares	323,639	—
Proceeds from borrowings	445,000	298,004
Payments on borrowings	(751,284)	(188,128)
Deferred financing fees	(2,032)	(1,789)
Distributions to common shareholders	(35,454)	(25,765)
Distributions to preferred shareholders	(11,500)	(11,500)
Cash (used for) provided by financing activities	(31,631)	70,822

Increase in cash and cash equivalents	32,083	12,199
Cash and cash equivalents at beginning of period	11,526	12,384
Cash and cash equivalents at end of period	$43,609	$24,583

Supplemental cash flow information:
Interest paid	$31,283	$16,772

Non-cash financing activities:
Issuance of common shares	$—	$773

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 2.  Equity Investments

At March 31, 2004, and December 31, 2003, we had the following equity investments in Senior Housing Properties Trust and Hospitality Properties Trust:

			Equity in Earnings
	Ownership Percentage		Three Months Ended		Equity Investments
	March 31,	December 31,	March 31,		March 31,	December 31,
	2004	2003	2004	2003	2004	2003
Senior Housing	15.2%	21.9%	$2,210	$2,607	$120,097	$160,500
Hospitality Properties	6.0%	6.4%	1,590	1,681	102,492	99,708
			$3,800	$4,288	$222,589	$260,208

At March 31, 2004, we owned 9,660,738 common shares, or 15.2%, of Senior Housing with a carrying value of $120,097 and a market value, based on quoted market prices, of $188,384, and 4,000,000 common shares, or 6.0%, of Hospitality Properties with a carrying value of $102,492 and a market value, based on quoted market prices, of $185,600.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties, and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.

In January 2004 Senior Housing completed a public offering of common shares and in January and February 2004 we sold 3,148,500 common shares we owned of Senior Housing.  As a result of these transactions, we recognized gains of $15,771 during the three months ended March 31, 2004, and our ownership percentage in Senior Housing was reduced from 21.9% to 15.2%.

In February and March 2004 Hospitality Properties completed a public offering of common shares.  As a result of this transaction, our ownership percentage in Hospitality Properties was reduced from 6.4% to 6.0% and we recognized gains of $4,074 during the three months ended March 31, 2004.

Note 3.  Real Estate Properties

During the three months ended March 31, 2004, we acquired two properties for $16,082, including closing costs, and funded $7,638 of improvements to our owned properties.

Pursuant to Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, we recorded acquired real estate leases totaling $1,877 and acquired real estate lease obligations totaling $250 in connection with properties acquired in 2004.

Note 4.  Indebtedness

In February 2004 we entered into a new five year $250,000 unsecured term loan with a group of banks.  Terms of the new loan include interest at LIBOR plus a spread, which averaged a total of 1.9% per annum during February and March 2004.  This loan facility includes a feature which allows the principal to increase in certain circumstances by up to $100,000.  The new loan matures in February 2009 and is prepayable without penalty, beginning in August 2005.  Net proceeds of the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

In February 2004 we redeemed at par plus accrued interest our $143,000 8.50% senior notes due in November 2013 using proceeds from our revolving credit facility.  In connection with this redemption we recognized a loss of $2,866 from the write off of deferred financing fees.

We have a $560,000, interest only, unsecured revolving credit facility which matures in April 2006.  The interest rate, LIBOR plus a spread, averaged a total of 1.9% per annum for the three months ended March 31, 2004.  As of March 31, 2004, we had the entire balance on our revolving credit facility available for acquisitions and for general business purposes.

 Note 5.  Shareholders’ Equity

In January 2004 we issued 34,500,000 common shares in a public offering, raising net proceeds of $323,639.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

Note 6.  Subsequent Events

In April 2004 we declared a distribution of $0.20 per common share, or $35,500, to be paid on or about May 24, 2004, to shareholders of record on April 23, 2004.  We also announced a distribution on our series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about May 17, 2004, to our series A and B preferred shareholders of record as of May 1, 2004.

In April 2004 we entered an agreement to acquire all of the limited and general partnership interests of Hallwood Realty Partners, L.P., or Hallwood, for $250,000.  Hallwood is a publicly traded limited partnership which owns a portfolio of office and industrial properties that contain 5,156 square feet of space and are located in seven metropolitan areas.  The Hallwood properties are currently leased to approximately 500 tenants and current lease terms vary considerably, expiring between 2004 and 2020.  In addition to the equity purchase price, we expect to assume approximately $208,000 of Hallwood’s outstanding debt.  The terms of Hallwood’s debt permit prepayment at various times; some of this debt repayment may require premiums according to contractual formulas.  We intend to prepay approximately $100,000 of such debt at or shortly after closing and to prepay approximately $77,500 of additional debt in or around July 2005.  We will also acquire working capital of approximately $57,000 with this acquisition.  We intend to fund this transaction with cash on hand and by borrowing under our revolving credit facility.  Completion of this transaction is subject to various terms, conditions and contingencies customary in transactions of this type, including a majority vote of Hallwood’s limited partners.  In the event Hallwood accepts a higher offer, Hallwood has agreed to pay us a break up fee of $10,000 plus expenses.  We expect the closing to occur in or about July 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

General

Occupancy for all properties owned on March 31, 2004 and 2003, was 93.2% and 91.7%, respectively.  These results reflect average occupancy rates of approximately 98% at properties that we acquired during 2003 and 2004, and a 1.5 percentage point decrease in occupancy at properties we owned continuously since January 1, 2003.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	2004	2003	2004	2003
Total properties (2)	240	214	211	211
Total square feet (2)	36,026	24,031	23,241	23,241
Square feet leased (3)	33,569	22,031	20,967	21,314
Percentage leased	93.2%	91.7%	90.2%	91.7%

(1)  Includes properties owned by us continuously since January 1, 2003.

(2)  Total properties and square feet at quarter end 2004 include 11 land parcels with 9,755 sq. ft. of developed industrial lands in Oahu, Hawaii acquired in December 2003.

(3)  Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Properties acquired during the three months ended March 31, 2004, are as follows (square feet and dollars in thousands):

Date Acquired	Location	Number of Properties	Square Feet	Purchase Price (1)	Major Tenant
2/11/04	Arnold, MO	1	65	$8,343	Convergys Customer Management Group, Inc.
2/24/04	Quincy, MA	1	46	7,739	American Express Company
		2	111	$16,082

(1) Includes closing costs.

Rents charged for 490,000 square feet of office space which were renewed or released during the quarter ended March 31, 2004, were approximately 8% lower than rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 20% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2006, as follows (in thousands):

	Total	2004	2005	2006	2007 and After
Leased properties:
Metro Philadelphia, PA
Total square feet	5,469
Leased square feet (1)	5,129	431	290	804	3,604
Annualized rent (2)	$130,459	$10,706	$6,969	$25,551	$87,233
Metro Washington, DC
Total square feet	2,557
Leased square feet (1)	2,373	251	666	160	1,296
Annualized rent (2)	$66,677	$5,398	$15,143	$4,607	$41,529
Metro Boston, MA
Total square feet	2,620
Leased square feet (1)	2,359	205	186	276	1,692
Annualized rent (2)	$49,256	$3,010	$7,041	$6,141	$33,064
Southern California
Total square feet	1,797
Leased square feet (1)	1,722	63	43	179	1,437
Annualized rent (2)	$49,626	$3,529	$2,554	$6,937	$36,606
Oahu, HI
Total square feet	9,755
Leased square feet (1)	9,642	—	—	—	9,642
Annualized rent (2)	$41,317	$—	$—	$—	$41,317
Metro Austin, TX
Total square feet	2,843
Leased square feet (1)	2,218	188	191	62	1,777
Annualized rent (2)	$37,800	$3,681	$4,547	$1,278	$28,294
Other markets
Total square feet	10,985
Leased square feet (1)	10,126	512	916	1,227	7,471
Annualized rent (2)	$174,048	$10,674	$15,177	$19,692	$128,505

Totals:
Total square feet	36,026
Leased square feet (1)	33,569	1,650	2,292	2,708	26,919
Percent of leased square feet		4.9%	6.8%	8.1%	80.2%
Annualized rent (2)	$549,183	$36,998	$51,431	$64,206	$396,548
Percent of annualized rent		6.7%	9.4%	11.7%	72.2%

(1)  Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)  Annualized rent is rents pursuant to signed leases as of March 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes FAS 141 lease value amortization.

The geographic sources of property level revenue and net operating income (rental income less operating expenses) for the three months ended March 31, 2004 and 2003, are as follows (in thousands):

	Property Level Revenue (1)		Property Level Net Operating Income
	2004	2003	2004	2003
Metro Philadelphia, PA	$32,949	$33,634	$18,301	$18,982
Metro Washington, DC	16,207	16,970	10,357	11,160
Metro Boston, MA	12,462	9,233	9,018	6,472
Southern California	12,389	11,913	8,763	8,630
Oahu, HI (2)	10,278	—	8,519	—
Metro Austin, TX	9,807	11,412	4,748	6,062
Other markets	42,366	37,428	25,736	23,259
Total	$136,458	$120,590	$85,442	$74,565

(1)  Includes some triple net lease revenues.

(2)  The Oahu properties were acquired in December 2003.

Comparable property level revenue and net operating income (rental income less operating expenses) for properties owned by us continuously since January 1, 2003, for the three months ended March 31, 2004 and 2003, are as follows (in thousands):

	Property Level Revenue (1)		Property Level Net Operating Income
	2004	2003	2004	2003
Metro Philadelphia, PA	$32,949	$33,634	$18,301	$18,982
Metro Washington, DC	16,207	16,970	10,357	11,160
Metro Boston, MA	9,048	8,796	6,484	6,048
Southern California	12,020	11,914	8,513	8,630
Oahu, HI (2)	—	—	—	—
Metro Austin, TX	9,807	11,412	4,748	6,062
Other markets	34,412	35,403	20,564	21,999
Total	$114,443	$118,129	$68,967	$72,881

(1)  Includes some triple net lease revenues.

(2)  The Oahu properties were acquired in December 2003.

Our principal source of funds is rents from tenants.  As of March 31, 2004, tenants responsible for more than 1% of total annualized rent are as follows:

Tenant or Subsidiary	Annualized Rent (1) (in millions)	% of Annualized Rent
U. S. Government	$88.6	16.1%
GlaxoSmithKline plc	14.4	2.6%
Towers, Perrin, Forster & Crosby, Inc.	12.8	2.3%
PNC Financial Services Group	11.8	2.1%
Tyco International Ltd	9.5	1.7%
Wachovia Corporation	9.3	1.7%
Solectron Corporation	9.2	1.7%
Motorola, Inc.	8.4	1.5%
Mellon Financial Corporation	7.5	1.4%
Ballard Spahr Andrews & Ingersoll, LLP	7.4	1.4%
FMC Corporation	7.4	1.4%
Fallon Clinics	7.2	1.3%
Comcast Corporation	6.0	1.1%
Other tenants	349.7	63.7%
Over one thousand tenants	$549.2	100.0%

(1)  Annualized rent is rents pursuant to signed leases as of March 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes FAS 141 lease value amortization.

As of March 31, 2004, a division of our tenants based on annualized rent are as follows:

Tenant	Annualized Rent (1) (in millions)	% of Annualized Rent
U.S. Government and other governmental tenants	$96.8	18%
Medical related tenants	120.3	22%
Industrial land leases (Oahu, HI)	41.3	7%
Other investment grade rated tenants (2)	114.4	21%
Other tenants	176.4	32%
Total	$549.2	100%

(1)   Annualized rent is rents pursuant to signed leases as of March 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes FAS 141 lease value amortization.

(2)   Excludes investment grade rated tenants included above.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Total revenues for the three months ended March 31, 2004, were $136.6 million, a 13.2% increase over total revenues of $120.6 million for the three months ended March 31, 2003.  Rents increased in 2004 by $15.9 million, or 13.2% and interest and other income increased in 2004 by $77,000, or 179.1% compared to the prior period.  Rents increased primarily from our acquisition of two properties in 2004 and 27 properties, including 9.8 million square feet of leased industrial land, in 2003, partially offset by a decline in rent rates and decreases in occupancy at some of our properties.  Average occupied space for properties we owned continuously since January 1, 2003, was 90.3% for the three months ended March 31, 2004 and 91.2% for the same period in 2003.  Rental income includes non cash straight line rent adjustments totaling $4.5 million in the 2004 period and $3.9 million in the 2003 period and amortization of acquired real estate leases and obligations pursuant to FAS 141 totaling $30,000 in 2004.  Rental income also includes lease termination fees totaling $138,000 in 2004 and $408,000 in 2003.

Interest and other income increased to $120,000 from $43,000 primarily as a result of higher cash balances invested in the 2004 period compared to the 2003 period.

Total expenses for the three months ended March 31, 2004, were $110.8 million, a 13.5% increase over total expenses of $97.6 million for the three months ended March 31, 2003.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $5.0 million (10.8%), $4.8 million (23.5%), and $1.2 million (26.6%), respectively, due primarily to the acquisition of properties in 2004 and 2003.  Interest expense increased by $1.1 million, or 4.6%, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2004 and 2003.  Total expenses for the three months ended March 31, 2004, included $2.9 million representing the write off of deferred financing fees associated with the repayment of $143 million of senior notes in February 2004.  Total expenses for the three months ended March 31, 2003, included a $1.8 million loss associated with the repayment of $90 million of senior notes in February 2003.

Equity in earnings of equity investments decreased by $488,000, or 11.4%, for the three months ended March 31, 2004, compared to the same period in 2003.  This was the result of lower earnings from Senior Housing and Hospitality Properties and our sale of 3.1 million common shares we owned of Senior Housing in 2004.  A gain on equity transactions of equity investments of $19.8 million was recognized in the 2004 period, reflecting our sale of Senior Housing common shares and the issuance of common shares by both Senior Housing and Hospitality Properties at prices above our per share carrying values.

Net income was $49.4 million for the 2004 period, an 80.9% increase over net income of $27.3 million for the 2003 period.  The increase is due primarily to the gain on equity transactions of equity investments and property acquisitions in 2004 and 2003.  Net income available for common shareholders is net income reduced by preferred distributions and was $37.9 million, or $0.22 per common share, in the 2004 period, a 139.8% increase from net income available for common shareholders of $15.8 million, or $0.12 per common share in the 2003 period.

Cash flows provided by (used for) operating, investing and financing activities were $30.0 million, $33.7 million and ($31.6) million, respectively, for the three months ended March 31, 2004, and $46.4 million, ($105.1) million and $70.8 million, respectively, for the three months ended March 31, 2003.  Changes in all three categories between 2004 and 2003 are primarily related to our sale of Senior Housing common shares in 2004, assets acquired and refinancings of debt obligations in 2004 and 2003, and our issuance of common shares in 2004.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks that matures in April 2006.  Borrowings under the credit facility can be up to $560 million and the credit facility includes a feature under which the maximum borrowing may be expanded to $840 million, in certain circumstances.  Borrowings under our credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the credit facility is payable at a spread above LIBOR.  At March 31, 2004, there was $560 million available on our revolving credit facility, and we had cash and cash equivalents of $43.6 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.  Our outstanding debt maturities and weighted average interest rates as of March 31, 2004, are as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period	Weighted Average Interest Rate
2004	$5,357	6.9%
2005	107,257	6.7%
2006	7,769	6.8%
2007	17,484	7.7%
2008	24,006	6.9%
2009	255,331	2.0%
2010	55,567	8.6%
2011	226,967	6.8%
2012	201,115	6.9%
2013 and thereafter	686,271	6.2%
	$1,587,124	5.9%

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional term debt and issuing new equity securities.  As of March 31, 2004, we had $669.2 million available on an effective shelf registration statement.  On April 7, 2004, we filed a shelf registration statement to increase the securities available for issuance thereunder to $2.7 billion in aggregate initial value.  The Securities and Exchange Commission has not yet declared this registration statement effective.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

During 2004 we purchased two properties for $16.1 million, including closing costs and funded improvements to our owned properties totaling $7.6 million.  We allocated $1.9 million of total 2004 acquisition costs to acquired real estate leases and $250,000 to acquired real estate lease obligations pursuant to FAS 141.  As of March 31, 2004, we had an outstanding agreement to purchase one building for $21 million, plus closing costs.  This building was acquired in April 2004.

During the three months ended March 31, 2004 and 2003, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Tenant improvements	$3,060	$5,665
Leasing costs	$3,146	$1,439
Building improvements	$3,003	$2,745
Development and redevelopment activities	$1,575	$5,764

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2004, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	490	319	171
Total commitments for tenant improvements and leasing costs	$10,186	$5,852	$4,334
Average lease term (years)	6.4	6.2	6.7
Leasing costs per square foot per year (whole dollars)	$3.25	$2.96	$3.78

At March 31, 2004, we owned 9.7 million, or 15.2%, of the common shares of beneficial interest of Senior Housing with a carrying value of $120.1 million and a market value, based on quoted market prices, of $188.4 million, and 4.0 million, or 6.0%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $102.5 million and a market value, based on quoted market prices, of $185.6 million.  During the three months ended March 31, 2004, we received cash distributions totaling $4.0 million from Senior Housing and $2.9 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In January and February 2004 we sold 3.1 million of our Senior Housing shares in an underwritten public offering for $57.3 million, $54.4 million net of commissions and fees.  In addition, Senior Housing completed a public offering of common shares in January 2004 that further reduced our ownership percentage.  We recognized gains from these transactions of $15.8 million during the three months ended March 31, 2004, and our ownership percentage was reduced to from 21.9% to 15.2%.  As a result, we expect cash distributions received by us from Senior Housing calculated at their current rate to decrease from $15.9 million to $12.0 million per year.  In February and March 2004, Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.4% to 6.0%.  As a result of this transaction, we recognized a gain of $4.1 million during the three months ended March 31, 2004.  On May 3, 2004, the market values of our Senior Housing and Hospitality Properties shares were $145.6 million and $158.0 million, respectively.

In January 2004 we issued 34,500,000 common shares in a public offering at $9.89 per share, raising gross proceeds of $341.2 million.  Net proceeds of this offering, $323.6 million, were used to reduce amounts outstanding under our revolving credit facility.  In February 2004 we redeemed at par $143 million of our 8.50% senior notes due in November 2013.  We funded this redemption by borrowing under our revolving credit facility.

In February 2004 we entered into a new five year $250 million unsecured term loan with a group of banks.  Terms of the new loan include interest at LIBOR plus a spread, which averaged a total of 1.9% per annum during February and March 2004.  This loan includes a feature which allows the loan to be increased in certain circumstances by up to $100 million.  The new loan matures in February 2009 and is prepayable without penalty beginning in August 2005.  Net proceeds of the loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.  At March 31, 2004, nothing was outstanding on our revolving credit facility.

As of March 31, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,587,124	$5,357	$115,026	$41,490	$1,425,251
Purchase Obligations (1)	32,000	32,000	—	—	—
Total	$1,619,124	$37,357	$115,026	$41,490	$1,425,251

(1)   Represents $11 million of the price to acquire one property in Oahu, HI which is held by us in escrow until development is completed and the property is conveyed to us, which is expected to occur during 2004, and $21 million for the purchase of one additional property acquired in April 2004.

In April 2004 we entered an agreement to acquire all of the limited and general partnership interests of Hallwood Realty Partners, L.P., or Hallwood, for $250 million.  Hallwood is a publicly traded limited partnership which owns a portfolio of office and industrial properties that contain 5.2 million square feet of space and are located in seven metropolitan areas.  The Hallwood properties are currently leased to approximately 500 tenants and current lease terms vary considerably, expiring between 2004 and 2020.  In addition to the equity purchase price, we expect to assume approximately $208 million of Hallwood’s outstanding debt.  The terms of Hallwood’s debt permit prepayment at various times; some of this debt repayment may require premiums according to contractual formulas.  We intend to prepay approximately $100 million of such debt at or shortly after closing and to prepay approximately $77.5 million of additional debt in or around July 2005.  We will also acquire working capital of approximately $57 million with this acquisition.  We intend to fund this transaction with cash on hand and by borrowing under our revolving credit facility.  Completion of this transaction is subject to various terms, conditions and contingencies customary in transactions of this type, including a majority vote of Hallwood’s limited partners.  In the event Hallwood accepts a higher offer, Hallwood has agreed to pay us a break up fee of $10 million plus expenses.  We expect the closing to occur in or about July 2004.

Debt Covenants

Our principal debt obligations at March 31, 2004, were our unsecured revolving credit facility, our unsecured $250 million term loan and our $1.0 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At March 31, 2004, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $337.1 million of mortgage notes outstanding at March 31, 2004.  Our mortgage notes are secured by 24 of our properties.

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

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving credit and term loan facilities.

As of March 31, 2004, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.  We have no “off balance sheet” arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Our unsecured revolving credit facility and our unsecured term loan bear interest at floating rates and mature in April 2006 and February 2009, respectively.  As of March 31, 2004, we had zero outstanding and $560 million available for drawing under our revolving credit facility and $250 million outstanding under our term loan.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our term loan may be made without penalty beginning in August 2005.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding term loan of $250 million at March 31, 2004, was 1.9% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2004	1.9%	$250,000	$4,750
10% reduction	1.7%	$250,000	$4,250
10% increase	2.1%	$250,000	$5,250

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS CONCERN OUR INTENT, BELIEF OR EXPECTATIONS OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR ABILITY TO LEASE OUR PROPERTIES, OUR TENANTS’ ABILITY TO PAY RENTS, OUR INTENT TO PREPAY OUTSTANDING DEBT, OUR PURCHASE OF ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR ABILITY TO COMPLETE THE HALLWOOD ACQUISITION, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS, COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE:  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES; RENTS WHICH WE CAN ACHIEVE AT OUR PROPERTIES MAY DECLINE; THE VARIOUS CLOSING CONDITIONS UNDER THE HALLWOOD AND OTHER PURCHASE AGREEMENTS MAY NOT BE SATISFIED; OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; AND WE MAY BE UNABLE TO IDENTIFY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES FOR NEW PROPERTIES.  THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FAS 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF OUR PROPERTIES WHICH AFFECT OUR FINANCIAL STATEMENTS INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

3.1           Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.2           Articles Supplementary, dated January 7, 2004, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.3           Composite copy of Amended and Restated By-laws of the Company dated March 20, 2003, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.1           Rights Agreement dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.1         Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and RMR LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.2         Form of Indemnification Agreement. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.3         Second Amendment, dated as of February 10, 2004, to Credit Agreement, dated as of April 30, 2001, by and among the Company, each of the financial institutions signatory thereto and Wachovia Bank, National Association (f/k/a First Union National Bank), as Agent.  (incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003)

10.4        Third Amendment, dated as of March 23, 2004, to Credit Agreement, dated as of April 30, 2001, by and among HRPT Properties Trust, each of the financial institutions signatory thereto and Wachovia Bank, National Association, as Agent. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 16, 2004)

10.5         Term Loan Agreement, dated as of February 25, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents.  (incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003)

12.1        Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

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

(i)    Current Report on Form 8-K, dated January 7, 2004, filing information relating to our issuance of common shares of beneficial interest (Items 5 and 7).

(ii)   Current Report on Form 8-K, dated February 11, 2004, furnishing our press release containing our results of operations and financial condition for the quarter and year ended December 31, 2003 (Items 7 and 12).

(iii)  Current Report on Form 8-K dated March 10, 2004, filing information relating to our Company entering into a renewed rights agreement and amending our bylaws (Items 5 and 7).

Note:  Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Report on Form 8-K dated February 11, 2004, which was furnished to the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: May 10, 2004

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
Dated: May 10, 2004