Form 10-Q
period 2004-06-30
HRPT PROPERTIES TRUST
filed 2004-08-09
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares outstanding as of August 4, 2004:  177,278,425

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2004

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I         Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$858,687	$852,983
Buildings and improvements	3,104,201	3,038,983
	3,962,888	3,891,966
Accumulated depreciation	(405,252)	(363,015)
	3,557,636	3,528,951
Acquired real estate leases	67,994	68,983
Equity investments	220,445	260,208
Cash and cash equivalents	19,553	11,526
Restricted cash	8,608	9,163
Rents receivable, net	96,152	83,973
Other assets, net	75,368	50,440
Total assets	$4,045,756	$4,013,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$27,000	$412,000
Term loan	250,000	—
Senior notes payable, net	993,678	1,136,311
Mortgage notes payable, net	325,976	328,510
Accounts payable and accrued expenses	62,545	60,541
Acquired real estate lease obligations	31,469	33,206
Rent collected in advance	13,253	13,135
Security deposits	9,724	9,520
Due to affiliates	6,255	8,370
Total liabilities	1,719,900	2,001,593

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 share authorized:
Series A preferred shares; 9 7/8% cumulative redeemable; 8,000,000 shares issued and outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 ¾% cumulative redeemable; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 177,278,425 and 142,773,925 shares issued and outstanding, respectively	1,773	1,428
Additional paid in capital	2,394,537	2,071,203
Cumulative net income	1,209,396	1,124,961
Cumulative common distributions	(1,655,122)	(1,584,213)
Cumulative preferred distributions	(107,663)	(84,663)
Total shareholders’ equity	2,325,856	2,011,651
Total liabilities and shareholders’ equity	$4,045,756	$4,013,244

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Rental income	$138,801	$121,613	$275,259	$242,203
Interest and other income	144	107	264	150
Total revenues	138,945	121,720	275,523	242,353

Expenses:
Operating expenses	51,537	45,686	102,553	91,711
Interest (including amortization of note discounts and deferred financing fees of $1,511, $1,513, $2,946 and $2,986, respectively)	25,201	25,062	51,426	50,141
Depreciation and amortization	25,048	20,895	50,091	41,169
General and administrative	5,830	4,872	11,528	9,372
Loss on early extinguishment of debt	—	1,487	2,866	3,238
Total expenses	107,616	98,002	218,464	195,631

Income before equity in earnings of equity investments	31,329	23,718	57,059	46,722

Equity in earnings of equity investments	3,731	3,653	7,531	7,941
Gain on equity transactions of equity investments	—	—	19,845	—
Net income	35,060	27,371	84,435	54,663
Preferred distributions	(11,500)	(11,500)	(23,000)	(23,000)
Net income available for common shareholders	$23,560	$15,871	$61,435	$31,663

Weighted average common shares outstanding	177,276	130,521	175,000	129,688

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.13	$0.12	$0.35	$0.24

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$84,435	$54,663
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,628	38,949
Amortization of note discounts and deferred financing fees	2,946	2,986
Amortization of acquired real estate leases	3,674	—
Other amortization	2,769	2,220
Loss on early extinguishment of debt	2,866	3,238
Equity in earnings of equity investments	(7,531)	(7,941)
Gain on equity transactions of equity investments	(19,845)	—
Distributions of earnings from equity investments	7,531	7,941
Change in assets and liabilities:
Decrease in restricted cash	555	2,799
Increase in rents receivable and other assets	(41,846)	(25,096)
Increase in accounts payable and accrued expenses	2,004	5,274
Increase in rent collected in advance	118	3,249
Increase in security deposits	204	147
(Decrease) increase in due to affiliates	(2,075)	4,206
Cash provided by operating activities	79,433	92,635

Cash flows from investing activities:
Real estate acquisitions and improvements	(77,386)	(179,581)
Distributions in excess of earnings from equity investments	5,195	5,761
Proceeds from sale of common shares of equity investment	54,413	—
Proceeds from sale of real estate	—	396
Cash used for investing activities	(17,778)	(173,424)

Cash flows from financing activities:
Proceeds from issuance of common shares	323,639	119,333
Proceeds from borrowings	472,000	419,004
Payments on borrowings	(753,245)	(374,774)
Deferred financing fees	(2,113)	(1,912)
Distributions to common shareholders	(70,909)	(51,548)
Distributions to preferred shareholders	(23,000)	(23,000)
Cash (used for) provided by financing activities	(53,628)	87,103

Increase in cash and cash equivalents	8,027	6,314
Cash and cash equivalents at beginning of period	11,526	12,384
Cash and cash equivalents at end of period	$19,553	$18,698

Supplemental cash flow information:
Interest paid	$46,745	$35,908

Non-cash financing activities:
Issuance of common shares	$40	$787

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

Note 2.  Equity Investments

At June 30, 2004, and December 31, 2003, we had the following equity investments in Senior Housing Properties Trust and Hospitality Properties Trust:

	Equity Investments		Equity in Earnings
			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2004	December 31, 2003
			2004	2003	2004	2003
Senior Housing	$119,261	$160,500	$2,159	$2,086	$4,369	$4,693
Hospitality Properties	101,184	99,708	1,572	1,567	3,162	3,248
	$220,445	$260,208	$3,731	$3,653	$7,531	$7,941

At June 30, 2004, we owned 9,660,738 common shares, or 15.2%, of Senior Housing with a carrying value of $119,261 and a market value, based on quoted market prices, of $162,204, and 4,000,000 common shares, or 6.0%, of Hospitality Properties with a carrying value of $101,184 and a market value, based on quoted market prices, of $169,200.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.

In January 2004, Senior Housing completed a public offering of common shares and, in January and February 2004, we sold 3,148,500 common shares we owned of Senior Housing.  As a result of these transactions, we recognized gains of $15,771 during the six months ended June 30, 2004, and our ownership percentage in Senior Housing was reduced from 21.9% at December 31, 2003, to 15.2% at June 30, 2004.

In February and March 2004, Hospitality Properties completed a public offering of common shares.  As a result of this transaction, our ownership percentage in Hospitality Properties was reduced from 6.4% at December 31, 2003, to 6.0% at June 30, 2004, and we recognized gains of $4,074 during the six months ended June 30, 2004.

Note 3.  Real Estate Properties

During the six months ended June 30, 2004, we acquired five properties for $57,057, including closing costs, and funded $20,329 of improvements to our owned properties.  We allocated $5,257 of our total 2004 acquisition costs to acquired real estate leases and $835 to acquired real estate lease obligations.

Note 4.  Indebtedness

In February 2004 we entered into a five year $250,000 unsecured term loan with a group of banks.  Terms of this loan include interest at LIBOR plus a spread, which averaged a total of 1.9% per annum from February to June 2004.  This loan facility includes a feature which allows the principal to increase in certain circumstances by up to $100,000.  The new loan matures in February 2009 and is prepayable without penalty, beginning in August 2005.  Net proceeds of the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

In February 2004, we redeemed at par plus accrued interest our $143,000 8.50% senior notes due in November 2013 using proceeds from our revolving credit facility.  In connection with this redemption we recognized a loss of $2,866 from the write off of deferred financing fees.

We have a $560,000, interest only, unsecured revolving credit facility which matures in April 2006.  The interest rate, LIBOR plus a spread, averaged a total of 1.9% per annum for the six months ended June 30, 2004.  As of June 30, 2004, we had $27,000 outstanding on our revolving credit facility and $533,000 available for acquisitions and for general business purposes.

 Note 5.  Shareholders’ Equity

In January 2004 we issued 34,500,000 common shares in a public offering, raising net proceeds of $323,639.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

Note 6.  Pro Forma Information (unaudited)

The following table presents our pro forma results of operations as if our 2003 and 2004 acquisitions and financings were completed on January 1, 2003.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor do they purport to represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

	Six Months Ended June 30,
	2004	2003
Total revenues	$278,075	$282,370
Net income available for common shareholders	$66,045	$56,054
Per common share data:
Net income available for common shareholders	$0.37	$0.32

Note 7.  Subsequent Events

In July 2004 we declared a distribution of $0.21 per common share, or approximately $37,200, to be paid on or about August 25, 2004, to shareholders of record on July 23, 2004.  We also announced a distribution on our Series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our Series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about August 16, 2004, to our Series A and B preferred shareholders of record as of August 1, 2004.

Since June 30, 2004, we have acquired 117 properties with an aggregate of 5,570 square feet of space located in seven states.  The aggregate purchase price for these properties was approximately $518,400, including closing costs.  On July 16, 2004, we purchased Hallwood Realty Partners, L.P., or Hallwood, for an aggregate purchase price of approximately $430,000, including closing costs.  Hallwood, formerly a publicly traded limited partnership, owned a portfolio of office and industrial properties that contain 5,157 square feet of space and are located in seven metropolitan areas.  The Hallwood properties are currently leased to approximately 500 tenants with lease expirations between 2004 and 2020.  Upon the acquisition of Hallwood, we assumed approximately $207,000 of Hallwood’s outstanding mortgage debt.  Approximately $100,000 of this mortgage debt was repaid simultaneously with the purchase closing; the balance of this mortgage debt may be prepaid in 2005 and 2008.  We funded all of these transactions with cash on hand and by borrowing under our revolving credit facility.

In August 2004 we issued $400,000 unsecured senior notes in a public offering, raising net proceeds of $392,236.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in August 2016.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

General

Occupancy for all properties owned on June 30, 2004 and 2003, was 93.5% and 91.5%, respectively.  These results reflect average occupancy rates of approximately 98% at properties that we acquired during 2003 and 2004, and a 0.5 percentage point decrease in occupancy at properties we owned continuously since April 1, 2003.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	Quarter Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
Total properties (2)	243	215	213	213
Total square feet (2)	36,652	24,784	24,006	24,006
Square feet leased (3)	34,286	22,680	21,796	21,929
Percentage leased	93.5%	91.5%	90.8%	91.3%

(1)     Includes properties owned by us continuously since April 1, 2003.

(2)     Total properties and square feet at June 30, 2004, include 11 land parcels with 9,755 sq. ft. of developed industrial lands in Oahu, Hawaii acquired in December 2003.

(3)     Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Properties acquired during the six months ended June 30, 2004, are as follows (square feet and dollars in thousands):

Date Acquired	Location	Number of Properties	Square Feet	Purchase Price (1)	Major Tenant
2/11/04	Arnold, MO	1	65	$8,343	Convergys Customer Management Group, Inc.
2/24/04	Quincy, MA	1	46	7,739	American Express Company
4/28/04	Memphis, TN	1	125	21,127	Sparks Corporation, LLC
6/2/04	St. Paul, MN	1	423	13,030	The Sportsman’s Guide, Inc.
6/4/04	Virginia Beach, VA	1	75	6,818	Hayes Seay Mattern & Mattern, Inc.
		5	734	$57,057

(1) Includes closing costs.

Rents charged for 978,000 square feet of office space which were renewed or released during the quarter ended June 30, 2004, were approximately 11% lower than rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 17% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2006, as follows (in thousands):

	Total	2004	2005	2006	2007 and After
Leased properties:
Metro Philadelphia, PA
Total square feet	5,468
Leased square feet (1)	5,220	433	284	588	3,915
Annualized rent (2)	$131,718	$10,866	$6,830	$18,238	$95,784
Metro Washington, DC
Total square feet	2,635
Leased square feet (1)	2,428	53	674	163	1,538
Annualized rent (2)	$67,484	$1,682	$15,289	$4,687	$45,826
Metro Boston, MA
Total square feet	2,620
Leased square feet (1)	2,363	99	192	218	1,854
Annualized rent (2)	$49,388	$956	$7,061	$4,483	$36,888
Southern California
Total square feet	1,797
Leased square feet (1)	1,724	37	54	179	1,454
Annualized rent (2)	$49,067	$2,105	$2,986	$6,886	$37,090
Oahu, HI
Total square feet	9,755
Leased square feet (1)	9,642	—	—	—	9,642
Annualized rent (2)	$41,522	$—	$—	$—	$41,522
Metro Austin, TX
Total square feet	2,843
Leased square feet (1)	2,263	176	202	60	1,825
Annualized rent (2)	$38,819	$3,368	$4,789	$1,253	$29,409
Other markets
Total square feet	11,534
Leased square feet (1)	10,646	413	895	1,181	8,157
Annualized rent (2)	$177,694	$8,603	$14,729	$18,735	$135,627

Totals:
Total square feet	36,652
Leased square feet (1)	34,286	1,211	2,301	2,389	28,385
Percent of leased square feet		3.5%	6.7%	7.0%	82.8%
Annualized rent (2)	$555,692	$27,580	$51,684	$54,282	$422,146
Percent of annualized rent		5.0%	9.3%	9.8%	75.9%

(1)     Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)     Annualized rent is rents pursuant to signed leases as of June 30, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

The geographic sources of property level revenue and net operating income (rental income less operating expenses) are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Property Level Revenue (1)
Metro Philadelphia, PA	$33,284	$33,830	$66,233	$67,464
Metro Washington, DC	16,926	17,225	33,133	34,195
Metro Boston, MA	12,445	9,924	24,907	19,157
Southern California	12,089	11,831	24,478	23,744
Oahu, HI (2)	10,349	—	20,627	—
Metro Austin, TX	9,788	10,515	19,595	21,927
Other markets	43,920	38,288	86,286	75,716
Total	$138,801	$121,613	$275,259	$242,203

Property Level Net Operating Income (1)
Metro Philadelphia, PA	$18,323	$19,523	$36,624	$38,505
Metro Washington, DC	10,949	11,847	21,306	23,007
Metro Boston, MA	9,249	7,198	18,267	13,670
Southern California	8,143	8,253	16,906	16,883
Oahu, HI (2)	8,590	—	17,109	—
Metro Austin, TX	4,428	5,365	9,176	11,427
Other markets	27,582	23,741	53,318	47,000
Total	$87,264	$75,927	$172,706	$150,492

(1)  Includes some triple net lease revenues.

(2)  The Oahu properties were acquired in December 2003.

Comparable property level revenue and net operating income (rental income less operating expenses) for properties owned by us continuously since April 1, 2003, are as follows (in thousands):

	Property Level Revenue (1)		Property Level Net Operating Income
	Quarter Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
Metro Philadelphia, PA	$33,284	$33,830	$18,323	$19,523
Metro Washington, DC	16,838	17,225	10,894	11,847
Metro Boston, MA	9,986	9,924	7,434	7,198
Southern California	11,705	11,831	7,892	8,253
Oahu, HI (2)	—	—	—	—
Metro Austin, TX	9,788	10,515	4,428	5,365
Other markets	37,983	37,568	23,248	23,141
Total	$119,584	$120,893	$72,219	$75,327

(1)  Includes some triple net lease revenues.

(2)  The Oahu properties were acquired in December 2003.

Our principal source of funds is rents from tenants.  As of June 30, 2004, 12 tenants were individually responsible for more than 1% of total annualized rents.  A division of our 10 largest tenants based on annualized rents is as follows:

Tenant or Subsidiary		Annualized Rent (1)	% of Annualized Rent
		(in millions)
1.	U. S. Government	$88.6	15.9%
2.	GlaxoSmithKline plc	14.8	2.7%
3.	Towers, Perrin, Forster & Crosby, Inc.	13.1	2.4%
4.	PNC Financial Services Group	11.8	2.1%
5.	Tyco International Ltd	9.8	1.8%
6.	Wachovia Corporation	9.3	1.7%
7.	Solectron Corporation	9.3	1.7%
8.	Motorola, Inc.	8.4	1.5%
9.	Mellon Financial Corporation	7.5	1.3%
10.	Ballard Spahr Andrews & Ingersoll, LLP	7.5	1.3%
	Other tenants	375.6	67.6%
	Over one thousand tenants	$555.7	100.0%

(1)  Annualized rent is rents pursuant to signed leases as of June 30, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of June 30, 2004, a division of our tenants based on annualized rent is as follows:

Tenant	Annualized Rent (1)	% of Annualized Rent
	(in millions)
U.S. Government and other governmental tenants	$96.9	17%
Medical related tenants	115.1	21%
Industrial land leases (Oahu, HI)	41.6	7%
Other investment grade rated tenants (2)	132.3	24%
Other tenants	169.8	31%
Total	$555.7	100%

(1)     Annualized rent is rents pursuant to signed leases as of June 30, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

(2)     Excludes investment grade rated tenants included above.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Total revenues for the three months ended June 30, 2004, were $138.9 million, a 14.2% increase over total revenues of $121.7 million for the three months ended June 30, 2003.  Rents increased in 2004 by $17.2 million, or 14.1% and interest and other income increased in 2004 by $37,000, or 34.6% compared to the prior period.  Rents increased primarily because of our acquisition of five properties in 2004 and 27 properties, including 9.8 million square feet of leased industrial land, in 2003, partially offset by a decline in rent rates and decreases in occupancy at some of our properties.  Occupancy at properties we owned continuously since April 1, 2003, was 90.8% at June 30, 2004, and 91.3% at June 30, 2003.  Rental income includes non cash straight line rent adjustments totaling $4.7 million in the 2004 period and $3.8 million in the 2003 period and amortization of acquired real estate leases and obligations which reduces rental income by $10,000 in 2004.  Rental income also includes lease termination fees totaling $1.1 million in 2004 and $63,000 in 2003.

Total expenses for the three months ended June 30, 2004, were $107.6 million, a 9.8% increase over total expenses of $98.0 million for the three months ended June 30, 2003.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $5.9 million (12.8%), $4.2 million (19.9%), and $958,000 (19.7%), respectively, due primarily to the acquisition of properties in 2004 and 2003.  Interest expense increased by $139,000, or 0.1%.  Total expenses for the three months ended June 30, 2003, included a $1.5 million loss associated with the repayment of $65 million of senior notes in June 2003.

Equity in earnings of equity investments increased by $78,000, or 2.1%, for the three months ended June 30, 2004, compared to the same period in 2003 as a result of higher earnings from Senior Housing and Hospitality Properties.

Net income was $35.1 million for the 2004 period, a 28.1% increase over net income of $27.4 million for the 2003 period.  The increase is due primarily to property acquisitions in 2004 and 2003 and the loss on early extinguishment of debt recorded in 2003.  Net income available for common shareholders is net income reduced by preferred distributions and was $23.6 million, or $0.13 per common share, in the 2004 period, a 48.4% increase from net income available for common shareholders of $15.9 million, or $0.12 per common share in the 2003 period.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Total revenues for the six months ended June 30, 2004, were $275.5 million, a 13.7% increase over total revenues of $242.4 million for the six months ended June 30, 2003.  Rents increased in 2004 by $33.1 million, or 13.6%, and interest and other income increased in 2004 by $114,000, or 76.0%, compared to the prior period.  Rents increased primarily from our acquisition of five properties in 2004 and 27 properties, including 9.8 million square feet of leased industrial land in 2003, partially offset by a decline in rent rates and decreases in occupancy at some of our properties.  Occupancy at properties we owned continuously since January 1, 2003, was 90.7% at June 30, 2004, and 91.2% at June 30, 2003.  Rental income includes non cash straight line rent adjustments totaling $9.2 million in the 2004 period and $7.7 million in the 2003 period and amortization of acquired real estate leases and obligations totaling $20,000 in 2004.  Rental income also includes lease termination fees totaling $1.2 million in 2004 and $471,000 in 2003.

Total expenses for the six months ended June 30, 2004, were $218.5 million, a 11.7% increase over total expenses of $195.6 million for the six months ended June 30, 2003.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $10.8 million (11.8%), $8.9 million (21.7%), and $2.2 million (23.0%), respectively, due primarily to the acquisition of properties in 2004 and 2003.  Interest expense increased by $1.3 million, or 2.6%, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2004 and 2003.  Total expenses for the six months ended June 30, 2004, included $2.9 million representing the write off of deferred financing fees associated with the repayment of $143 million of senior notes in February 2004.  Total expenses for the six months ended June 30, 2003, included a $3.2 million loss associated with the repayment of $155 million of senior notes in February and June 2003.

Equity in earnings of equity investments decreased by $410,000, or 5.2%, for the six months ended June 30, 2004, compared to the same period in 2003.  This was primarily the result of our sale of 3.1 million common shares we owned of Senior Housing in 2004.  A gain on equity transactions of equity investments of $19.8 million was recognized in the 2004 period, reflecting our sale of Senior Housing common shares and the issuance of common shares by both Senior Housing and Hospitality Properties at prices above our per share carrying values.

Net income was $84.4 million for the 2004 period, a 54.5% increase over net income of $54.7 million for the 2003 period.  The increase is due primarily to the gain on equity transactions of equity investments and property acquisitions in 2004 and 2003.  Net income available for common shareholders is net income reduced by preferred distributions and was $61.4 million, or $0.35 per common share, in the 2004 period, a 94.0% increase from net income available for common shareholders of $31.7 million, or $0.24 per common share, in the 2003 period.

Cash flows provided by (used for) operating, investing and financing activities were $79.4 million, ($17.8) million and ($53.6) million, respectively, for the six months ended June 30, 2004, and $92.6 million, ($173.4) million and $87.1 million, respectively, for the six months ended June 30, 2003.  Changes in all three categories between 2004 and 2003 are primarily related to our sale of Senior Housing common shares in 2004, our purchase of properties, our refinancings of debt obligations and our issuance of common shares in 2004 and 2003.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks that matures in April 2006.  Borrowings under the credit facility can be up to $560 million and the credit facility includes a feature under which the maximum borrowing may be expanded to $840 million, in certain circumstances.  Borrowings under our credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the credit facility is payable at a spread above LIBOR.  At June 30, 2004, there was $27 million outstanding and $533 million available on our revolving credit facility, and we had cash and cash equivalents of $19.6 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2004, are as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period	Weighted Average Interest Rate
2004	$3,395	6.8%
2005	107,257	6.7%
2006	34,769	3.0%
2007	17,484	7.7%
2008	24,006	6.9%
2009	255,331	2.0%
2010	55,567	8.6%
2011	226,967	6.8%
2012	201,115	6.9%
2013 and thereafter	686,271	6.2%
	$1,612,162	5.8%

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional term debt and issuing new equity securities.  On June 28, 2004, our shelf registration statement to increase securities available for issuance to $2.7 billion became effective, and as of June 30, 2004, the entire $2.7 billion was available.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

During the first six months of 2004 we purchased five properties for $57.1 million, including closing costs, and funded improvements to our owned properties totaling $20.3 million.  We allocated $5.3 million of our total 2004 acquisition costs to acquired real estate leases and $835,000 to acquired real estate lease obligations.

As of June 30, 2004, we had outstanding agreements to purchase 116 buildings for an aggregate purchase price of $505.3 million, plus closing costs, including buildings acquired by us through our acquisition of Hallwood Realty Partners, L.P.  These buildings, and one additional building costing $11.9 million, were acquired in July 2004 for an aggregate purchase price of approximately $518.4 million, including closing costs.  On July 16, 2004, we purchased Hallwood Realty Partners, L.P. for an aggregate purchase price of approximately $430 million, including closing costs.  Hallwood, formerly a publicly traded limited partnership, owned a portfolio of office and industrial properties with 5.2 million square feet of space and are located in seven metropolitan areas.  The Hallwood properties are currently leased to approximately 500 tenants under leases expiring between 2004 and 2020.  Upon the acquisition of Hallwood, we assumed approximately $207 million of Hallwood’s outstanding mortgage debt.  Approximately $100 million of this mortgage debt was repaid simultaneously with the equity closing; the balance of this mortgage debt may be prepaid in 2005 and 2008.  We funded all of these acquisitions with cash on hand and by borrowing under our revolving credit facility.

During the quarters and six month periods ended June 30, 2004 and 2003, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Tenant improvements	$6,072	$6,211	$9,132	$11,876
Leasing costs	7,416	2,108	10,562	3,547
Building improvements	3,952	3,222	6,955	5,967
Development and redevelopment activities	2,666	927	4,241	6,691

Commitments made for expenditures in connection with leasing space during the quarter ended June 30, 2004, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	978	525	453
Total commitments for tenant improvements and leasing costs	$35,682	$12,830	$22,852
Average lease term (years)	10.2	9.2	11.2
Leasing costs per square foot per year (whole dollars)	$3.58	$2.66	$4.50

At June 30, 2004, we owned 9.7 million, or 15.2%, of the common shares of beneficial interest of Senior Housing with a carrying value of $119.3 million and a market value, based on quoted market prices, of $162.2 million, and 4.0 million, or 6.0%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $101.2 million and a market value, based on quoted market prices, of $169.2 million.  During the six months ended June 30, 2004, we received cash distributions totaling $7.0 million from Senior Housing and $5.8 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In January and February 2004 we sold 3.1 million of our Senior Housing shares in an underwritten public offering for $57.3 million, $54.4 million net of commissions and fees.  In addition, Senior Housing completed a public offering of common shares in January 2004 that further reduced our ownership percentage.  We recognized gains from these transactions of $15.8 million during the six months ended June 30, 2004, and our ownership percentage of Senior Housing was reduced from 21.9% to 15.2%.  As a result, we expect cash distributions received by us from Senior Housing calculated at their current rate to decrease from $15.9 million to $12.0 million per year.  In February and March 2004, Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.4% to 6.0%.  As a result of this transaction, we recognized a gain of $4.1 million during the six months ended June 30, 2004.  On August 4, 2004, the market values of our Senior Housing and Hospitality Properties shares were $164.8 million and $164.2 million, respectively.

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

In February 2004 we entered into a five year $250 million unsecured term loan with a group of banks.  Terms of the new loan include interest at LIBOR plus a spread, which averaged a total of 1.9% per annum from February to June 2004.  This loan includes a feature which allows the loan to be increased in certain circumstances by up to $100 million.  This loan matures in February 2009 and is prepayable without penalty beginning in August 2005.  Net proceeds of the loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.  We are currently negotiating to expand and amend this existing term loan facility.  If negotiations are successful, the amount of the term loan will be increased by up to $100 million resulting in a total term loan of up to $350 million and/or the maturity date will be extended by up to six months to August 2009.

In August 2004 we issued $400 million unsecured senior notes in a public offering, raising net proceeds of $392.2 million.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in August 2016.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

As of June 30, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,612,162	$3,395	$142,026	$41,490	$1,425,251
Purchase Obligations (1)	516,300	516,300	—	—	—
Total	$2,128,462	$519,695	$142,026	$41,490	$1,425,251

(1)   Represents $505.3 million for the purchase of Hallwood and three additional properties acquired in July 2004, and $11 million of the price to acquire one property in Oahu, HI which is held by us in escrow until development is completed, which is expected to occur during 2004.

Debt Covenants

Our principal debt obligations at June 30, 2004, were our unsecured revolving credit facility, our unsecured $250 million term loan and our $1.0 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At June 30, 2004, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $335.2 million of mortgage notes outstanding at June 30, 2004.  Our mortgage notes are secured by 24 of our properties.

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

As of June 30, 2004, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.  We have no “off balance sheet” arrangements.

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

Our unsecured revolving credit facility and our unsecured term loan bear interest at floating rates and mature in April 2006 and February 2009, respectively.  As of June 30, 2004, we had $27 million outstanding and $533 million available for drawing under our revolving credit facility and $250 million outstanding under our term loan.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our term loan may be made without penalty beginning in August 2005.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the average interest rate payable on our outstanding term loan of $250 million and $27 million outstanding on our revolving credit facility at June 30, 2004, was 1.9% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2004	1.9%	$277,000	$5,263
10% reduction	1.7%	$277,000	$4,709
10% increase	2.1%	$277,000	$5,817

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

STATEMENTS ARE CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, REFERRED TO HEREIN, THAT ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND INCLUDE STATEMENTS REGARDING

•      THE SECURITY OF OUR RENTAL INCOME AND OUR LEASES,

•      THE CREDIT QUALITY OF OUR TENANTS,

•      THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•      OUR ACQUISITION OF PROPERTIES,

•      THE ABILITY OF OUR PROPERTIES TO COMPETE EFFECTIVELY,

•      OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT AND MAKE DISTRIBUTIONS,

•      OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•      REPAYMENT OF, AND FUTURE AVAILABILITY OF BORROWINGS UNDER, OUR REVOLVING CREDIT FACILITY,

•      OUR ABILITY TO EXTEND AND/OR AMEND OUR TERM LOAN FACILITY,

•      OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST,

•      OUR ABILITY TO RAISE CAPITAL,

AND OTHER MATTERS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION,

•      CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•      COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND

•      CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

FOR EXAMPLE:

•      SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES,

•      RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•      OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS, AND

•      WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FAS 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF OUR PROPERTIES WHICH AFFECT OUR FINANCIAL STATEMENTS, INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.  THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, REFERRED TO HEREIN, IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.

FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.   WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HRPT PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds

On May 11, 2004, as part of their annual compensation, each of our three independent trustees received a grant of 1,500 common shares valued at $8.95 per common share, the closing price of our common shares on the New York Stock Exchange on May 11, 2004.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our regular annual meeting on May 11, 2004, our shareholders re-elected Patrick F. Donelan to serve as trustee for a term of three years.  There were 162,182,530 shares voted in favor of, and 5,520,430 shares withheld from voting for, the re-election of Mr. Donelan.  Barry M. Portnoy and Frederick N. Zeytoonjian continue to serve as trustees for terms ending in 2005, and Tjarda Clagett and Gerard M. Martin continue to serve as trustees for terms ending in 2006.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

2.1           Agreement and Plan of Merger, dated as of April 16, 2004, by and among HRPT Properties Trust, HWP LP Acquisition LLC, Hallwood Realty, LLC and Hallwood Realty Partners, L.P. (incorporated by reference to Exhibit 1 to the filing on Schedule 13D by HRPT Properties Trust, Reit Management & Research LLC and Reit Management & Research Trust relating to units of limited partner interest of Hallwood Realty Partners, L.P.)

2.2           First Amendment to Agreement and Plan of Merger, dated as of May 11, 2004, by and among HRPT Properties Trust, HWP LP Acquisition LLC, Hallwood Realty, LLC and Hallwood Realty Partners, L.P. (incorporated by reference to our Current Report on Form 8-K dated May 11, 2004)

2.3           Purchase Agreement, dated as of April 16, 2004, by and among HRPT Properties Trust, HRP GP, LLC, Hallwood Realty, LLC, Hallwood Commercial Real Estate, LLC, HWG, LLC, HWG Realty Investors, LLC, HWG 98 Advisors, Inc., HWG 95 Advisors, Inc. and The Hallwood Group Incorporated. (incorporated by reference to Exhibit 2 to the filing on Schedule 13D by HRPT Properties Trust, Reit Management & Research LLC and Reit Management & Research Trust relating to units of limited partner interest of Hallwood Realty Partners, L.P.)

2.4           First Amendment to Purchase Agreement, dated as of May 11, 2004, by and among HRPT Properties Trust, HRP GP, LLC, Hallwood Realty, LLC, Hallwood Commercial Real Estate, LLC, HWG, LLC, HWG Realty Investors, LLC, HWG 98 Advisors, Inc., HWG 95 Advisors, Inc. and The Hallwood Group Incorporated. (incorporated by reference to our Current Report on Form 8-K dated May 11, 2004)

10.1         Supplemental Indenture No. 14 dated as of August 5, 2004 between HRPT Properties Trust and U.S. Bank National Association, including the form of 6 1/4% Senior Note due August 15, 2016. (filed herewith)

10.2         Representative form of Indemnification Agreement. (filed herewith)

12.1         Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2         Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

23.1         Consent of Deloitte & Touche LLP. (incorporated by reference to our Current Report on Form 8-K dated April 16, 2004)

31.1         Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2         Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3         Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4         Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

(b)           Reports on Form 8-K

(i)            Current Report on Form 8-K, dated April 16, 2004, filing information relating to our acquisition of Hallwood Realty Partners, L.P. (Items 5 and 7).

(ii)           Current Report on Form 8-K, dated April 16, 2004, filing information relating to acquisitions we have made and filing related financial information (Items 5 and 7).

(iii)          Current Report on Form 8-K, dated May 6, 2004, furnishing our press release containing our results of operations and financial condition for the quarter ended March 31, 2004 (Items 7 and 12).

(iv)          Current Report on Form 8-K, dated May 11, 2004, filing information relating to our acquisition of Hallwood Realty Partners, L.P. (Items 5 and 7).

Note:  Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Report on Form 8-K dated May 6, 2004, which was furnished to the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: August 9, 2004

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
Dated: August 9, 2004