Form 10-Q
period 2004-09-30
HRPT PROPERTIES TRUST
filed 2004-11-09
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares outstanding as of November 1, 2004:  177,316,525

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2004

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$927,255	$852,983
Buildings and improvements	3,667,234	3,038,983
	4,594,489	3,891,966
Accumulated depreciation	(429,235)	(363,015)
	4,165,254	3,528,951
Acquired real estate leases	139,607	68,983
Equity investments	218,174	260,208
Cash and cash equivalents	26,569	11,526
Restricted cash	20,653	9,163
Rents receivable, net of allowance for doubtful accounts of $3,558 and $4,568, respectively	104,840	83,973
Other assets, net	77,160	50,440
Total assets	$4,752,257	$4,013,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$95,000	$412,000
Term loan	350,000	—
Senior notes payable, net	1,389,345	1,136,311
Mortgage notes payable, net	438,085	328,510
Accounts payable and accrued expenses	67,512	60,541
Acquired real estate lease obligations	39,423	33,206
Rent collected in advance	16,625	13,135
Security deposits	11,510	9,520
Due to affiliates	30,820	8,370
Total liabilities	2,438,320	2,001,593

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized:
Series A preferred shares; 9 7/8% cumulative redeemable; 8,000,000 shares issued and outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 3/4% cumulative redeemable; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized: 177,316,525 and 142,773,925 shares issued and outstanding, respectively	1,773	1,428
Additional paid in capital	2,394,946	2,071,203
Cumulative net income	1,245,797	1,124,961
Cumulative common distributions	(1,692,351)	(1,584,213)
Cumulative preferred distributions	(119,163)	(84,663)
Total shareholders’ equity	2,313,937	2,011,651
Total liabilities and shareholders’ equity	$4,752,257	$4,013,244

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Rental income	$160,419	$127,434	$435,678	$369,637
Total revenues	160,419	127,434	435,678	369,637

Expenses:
Operating expenses	60,251	50,034	162,804	141,745
Depreciation and amortization	29,192	27,774	79,283	68,943
General and administrative	6,946	4,951	18,474	14,323
Total expenses	96,389	82,759	260,561	225,011

Operating income	64,030	44,675	175,117	144,626

Interest income	190	104	454	254
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $640, $1,480, $3,586 and $4,466, respectively)	(31,423)	(24,046)	(82,849)	(74,187)
Loss on early extinguishment of debt	—	—	(2,866)	(3,238)
Equity in earnings of equity investments	3,604	3,886	11,135	11,827
Gain on sale of shares of equity investments	—	—	14,805	—
Gain on issuance of shares by equity investees	—	—	5,040	—
Net income	36,401	24,619	120,836	79,282
Preferred distributions	(11,500)	(11,500)	(34,500)	(34,500)
Net income available for common shareholders	$24,901	$13,119	$86,336	$44,782

Weighted average common shares outstanding	177,285	142,717	175,768	134,079

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.14	$0.09	$0.49	$0.33

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$120,836	$79,282
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	68,187	58,895
Amortization of note discounts and premiums and deferred financing fees	3,586	4,466
Amortization of acquired real estate leases	7,917	(1,035)
Other amortization	4,303	10,048
Loss on early extinguishment of debt	2,866	3,238
Equity in earnings of equity investments	(11,135)	(11,827)
Gain on sale of shares of equity investments	(14,805)	—
Gain on issuance of shares by equity investees	(5,040)	—
Distributions of earnings from equity investments	11,135	11,827
Change in assets and liabilities:
(Increase) decrease in restricted cash	(11,490)	811
Increase in rents receivable and other assets	(50,543)	(26,811)
Increase in accounts payable and accrued expenses	6,971	6,859
Increase in rent collected in advance	3,490	1,364
Increase in security deposits	1,990	855
Increase in due to affiliates	22,450	9,131
Cash provided by operating activities	160,718	147,103

Cash flows from investing activities:
Real estate acquisitions and improvements	(663,088)	(317,820)
Distributions in excess of earnings from equity investments	7,466	8,726
Proceeds from sale of common shares of equity investment	54,413	—
Proceeds from sale of real estate	—	385
Cash used for investing activities	(601,209)	(308,709)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	323,639	124,618
Proceeds from borrowings	1,547,436	554,004
Payments on borrowings	(1,266,920)	(391,838)
Deferred financing fees	(5,983)	(1,915)
Distributions to common shareholders	(108,138)	(80,103)
Distributions to preferred shareholders	(34,500)	(34,500)
Cash provided by financing activities	455,534	170,266

Increase in cash and cash equivalents	15,043	8,660
Cash and cash equivalents at beginning of period	11,526	12,384
Cash and cash equivalents at end of period	$26,569	$21,044

See accompanying notes

	Nine Months Ended September 30,
	2004	2003
Supplemental cash flow information:
Interest paid	$81,387	$65,065

Non-cash investing activities:
Real estate acquisitions	$(114,377)	$—

Non-cash financing activities:
Issuance of common shares	$449	$967
Assumption of mortgage notes payable	114,377	—

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

Note 2.  Equity Investments

At September 30, 2004, and December 31, 2003, we had the following equity investments in Senior Housing Properties Trust and Hospitality Properties Trust:

	Equity Investments		Equity in Earnings
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Senior Housing	$118,172	$160,500	$1,906	$2,247	$6,275	$6,940
Hospitality Properties	100,002	99,708	1,698	1,639	4,860	4,887
	$218,174	$260,208	$3,604	$3,886	$11,135	$11,827

At September 30, 2004, we owned 9,660,738 common shares, or 15.2%, of Senior Housing with a carrying value of $118,172 and a market value, based on quoted market prices, of $172,154, and 4,000,000 common shares, or 6.0%, of Hospitality Properties with a carrying value of $100,002 and a market value, based on quoted market prices, of $169,960.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  We account for our investments in Senior Housing and Hospitality Properties using the equity method of accounting.

In January 2004, Senior Housing issued 5,000,000 common shares in a public offering for $18.20 per common share, raising net proceeds of $86,144.  Our ownership percentage in Senior Housing was reduced from 21.9% prior to this transaction to 20.2% after this transaction, and we recognized a gain of $966 during the nine months ended September 30, 2004.  Simultaneously with this offering, in January and February 2004, we sold 3,148,500 common shares we owned of Senior Housing for $18.20 per common share, for gross proceeds of $57,303 (net $54,413).  As a result of this transaction, we recognized a gain of $14,805 during the nine months ended September 30, 2004, and our ownership percentage in Senior Housing was reduced from 20.2% prior to this transaction to 15.2% after this transaction.

In February and March 2004, Hospitality Properties issued 4,600,000 common shares in a public offering for $43.93 per common share, raising net proceeds of $192,684.  Our ownership percentage in Hospitality Properties was reduced from 6.4% prior to this transaction to 6.0% after this transaction, and we recognized a gain of $4,074 during the nine months ended September 30, 2004.

Note 3.  Real Estate Properties

On July 16, 2004, we purchased Hallwood Realty Partners, L.P., or Hallwood, for an aggregate net purchase price of $434,659, including closing costs.  Hallwood, formerly a publicly traded limited partnership, owned a portfolio of office and industrial properties that contain 5,156 square feet of space and are located in seven metropolitan areas.  The Hallwood properties are currently leased to approximately 500 tenants with lease expirations between 2004 and 2020.  Upon the acquisition of Hallwood, we assumed approximately $207,000 of Hallwood’s outstanding mortgage debt.  We repaid approximately $100,000 of this mortgage debt simultaneously with the purchase closing; the balance of this mortgage debt is prepayable in 2005 and 2008.  During the nine months ended September 30, 2004, we acquired an additional 14 properties for $306,860, including closing costs, and funded $35,946 of improvements to our owned properties.  We funded all of these transactions with cash on hand and by borrowing under our revolving credit facility.  We allocated $82,628 of our total 2004 acquisition costs to acquired real estate leases and $10,574 to acquired real estate lease obligations.

Note 4.  Indebtedness

In February 2004 we redeemed at par plus accrued interest our $143,000 8.50% senior notes due in November 2013 using proceeds from our revolving credit facility.  In connection with this redemption we recognized a loss of $2,866 from the write off of deferred financing fees.

In February 2004 we entered into a five year $250,000 unsecured term loan with a group of banks.  Terms of this loan include interest at LIBOR plus a spread, which averaged a total of 2.1% per annum from February to September 2004.  In August 2004, we exercised our option to increase this term loan by $100,000 and amended the term loan to extend its maturity by six months to August 24, 2009.  The term loan, as amended, permits prepayment of the loans without penalty beginning in February 2006.  Net proceeds of the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

In August 2004 we issued $400,000 unsecured senior notes in a public offering, raising net proceeds of $392,236.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in August 2016.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

We have a $560,000, interest only, unsecured revolving credit facility which matures in April 2006.  The interest rate, LIBOR plus a spread, averaged 2.2% per annum for the nine months ended September 30, 2004.  As of September 30, 2004, we had $95,000 outstanding on our revolving credit facility and $465,000 available for acquisitions and for general business purposes.

Note 5.  Shareholders’ Equity

In January 2004 we issued 34,500,000 common shares in a public offering, raising net proceeds of $323,639.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

Our revolving credit facility and term loan agreements include financial ratio covenants that generally restrict our ability to make annual common share distributions that exceed 90% of adjusted income available for distributions, as defined.

Note 6.  Pro Forma Information (unaudited)

The following table presents our pro forma results of operations as if our 2003 and 2004 acquisitions and financings were completed on January 1, 2003.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor do they purport to represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity capital.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$167,730	$167,556	$496,006	$498,684
Net income available for common shareholders	$25,014	$21,256	$92,857	$78,121
Net income per share available for common shareholders	$0.14	$0.12	$0.52	$0.44

Note 7.  Subsequent Events

In October 2004, we declared a distribution of $0.21 per common share, or approximately $37,200, to be paid on or about November 22, 2004, to shareholders of record on October 22, 2004.  We also announced a distribution on our Series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our Series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about November 15, 2004, to our Series A and B preferred shareholders of record as of November 1, 2004.

Since September 30, 2004, we purchased one building for $38,500 plus closing costs.  We funded this transaction with cash on hand and by borrowing under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

General

Occupancy for all properties owned on September 30, 2004 and 2003, was 93.1% and 91.0%, respectively.  These results reflect average occupancy rates of approximately 95% at properties that we acquired during 2003 and 2004, and a 0.1 percentage point increase in occupancy at properties we owned continuously since July 1, 2003.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	Quarter Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
Total properties (2)	365	224	215	215
Total square feet (2)	43,333	25,785	24,761	24,761
Square feet leased (3)	40,322	23,473	22,496	22,471
Percentage leased	93.1%	91.0%	90.9%	90.8%

(1)   Includes properties owned by us continuously since July 1, 2003.

(2)   Total properties and square feet at September 30, 2004, include 11 land parcels with 9,755 square feet of developed industrial lands in Oahu, Hawaii acquired in December 2003.

(3)   Square feet leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

Properties acquired during the nine months ended September 30, 2004, are as follows (square feet and dollars in thousands):

Date Acquired	Location	Number of Properties	Square Feet	Purchase Price (1)	Major Tenant
2/11/04	Arnold, MO	1	65	$8,343	Convergys Customer Management Group, Inc.
2/24/04	Quincy, MA	1	46	7,739	American Express Company
4/28/04	Memphis, TN	1	125	21,127	Sparks Corporation, LLC
6/2/04	St. Paul, MN	1	423	13,030	The Sportsman’s Guide, Inc.
6/4/04	Virginia Beach, VA	1	75	6,818	Hayes Seay Mattern & Mattern, Inc.
7/16/04	Hallwood (2)	113	5,156	434,659	U.S. Government, Ford Motor Company and Manufacturers & Traders Trust Company
7/20/04	Rockville, MD	3	283	76,383	Manugistics, Inc.
7/29/04	Memphis, TN	1	131	12,010	U.S. Postal Service
8/24/04	Atlanta, GA	1	177	24,594	Affiliated Computer Services, Inc.
9/9/04	Atlanta, GA	1	90	9,514	Practice Works System
9/16/04	Monroeville, PA	1	480	65,585	Westinghouse Electric Corporation
9/21/04	Quincy, MA	2	356	61,717	CitiStreet & Boston Financial Data
		127	7,407	$741,519

(1)   Includes closing costs.

(2)   Represents our acquisition of Hallwood Realty Partners, L.P., which included properties located in Atlanta, GA, Dearborn, MI, Baltimore and Rockville, MD, Bellevue, Kent and Tukwila (Seattle), WA, Solon (Cleveland), OH and Sacramento and San Diego, CA.

Rents charged for 1,552,000 square feet of office space which were renewed or released during the quarter ended September 30, 2004, were approximately 0.1% lower than rents previously charged for the same space.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 16% of our occupied square feet is occupied under leases scheduled to expire through December 31, 2006, as follows (in thousands):

	Total	2004	2005	2006	2007 and After
Leased properties:
Metro Philadelphia, PA
Total square feet	5,471
Leased square feet (1)	5,223	376	279	145	4,423
Annualized rent (2)	$129,223	$7,769	$7,297	$4,858	$109,299
Metro Washington, DC
Total square feet	3,065
Leased square feet (1)	2,853	31	379	193	2,250
Annualized rent (2)	$79,840	$957	$9,285	$5,478	$64,120
Metro Boston, MA
Total square feet	2,976
Leased square feet (1)	2,658	15	188	218	2,237
Annualized rent (2)	$59,450	$965	$6,987	$4,453	$47,045
Southern California
Total square feet	1,976
Leased square feet (1)	1,881	33	73	197	1,578
Annualized rent (2)	$52,475	$1,271	$3,252	$7,175	$40,777
Oahu, HI
Total square feet	9,755
Leased square feet (1)	9,639	6	—	—	9,633
Annualized rent (2)	$42,929	$92	$—	$—	$42,837
Metro Austin, TX
Total square feet	2,843
Leased square feet (1)	2,250	63	168	62	1,957
Annualized rent (2)	$39,008	$1,608	$4,136	$1,323	$31,941
Atlanta, GA
Total square feet	1,840
Leased square feet (1)	1,749	64	233	164	1,288
Annualized rent (2)	$34,623	$1,246	$4,341	$2,668	$26,368
Other markets
Total square feet	15,407
Leased square feet (1)	14,069	539	1,352	1,779	10,399
Annualized rent (2)	$226,036	$10,673	$21,906	$27,967	$165,490

Totals:
Total square feet	43,333
Leased square feet (1)	40,322	1,127	2,672	2,758	33,765
Percent of leased square feet		2.8%	6.6%	6.8%	83.8%
Annualized rent (2)	$663,584	$24,581	$57,204	$53,922	$527,877
Percent of annualized rent		3.7%	8.6%	8.1%	79.6%

(1)   Leased square feet includes space being fitted out for occupancy pursuant to signed leases and space which is leased but being offered for sublease by tenants.

(2)   Annualized rent is rents pursuant to signed leases as of September 30, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

The geographic sources of property level revenue and net operating income (rental income less operating expenses) are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property Level Revenue (1)
Metro Philadelphia, PA	$34,442	$38,148	$100,675	$105,612
Metro Washington, DC	19,321	16,301	52,454	50,496
Metro Boston, MA	14,557	11,631	39,464	30,788
Southern California	12,817	11,804	37,295	35,548
Oahu, HI	10,830	—	31,457	—
Metro Austin, TX	10,047	10,464	29,642	32,391
Atlanta, GA	6,371	—	6,371	—
Other markets	52,034	39,086	138,320	114,802
Total	$160,419	$127,434	$435,678	$369,637

Property Level Net Operating Income (1)
Metro Philadelphia, PA	$19,904	$22,824	$56,528	$61,329
Metro Washington, DC	12,379	10,155	33,685	33,162
Metro Boston, MA	10,780	8,116	29,047	21,786
Southern California	8,655	8,335	25,561	25,218
Oahu, HI	8,761	—	25,870	—
Metro Austin, TX	4,586	4,856	13,762	16,283
Atlanta, GA	4,174	—	4,174	—
Other markets	30,929	23,114	84,247	70,114
Total	$100,168	$77,400	$272,874	$227,892

(1) Includes some triple net lease revenues.

Comparable property level revenue and net operating income (rental income less operating expenses) for properties owned by us continuously since July 1, 2003, are as follows (in thousands):

	Property Level Revenue (1)		Property Level Net Operating Income (1)
	Quarter Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
Metro Philadelphia, PA	$34,442	$38,148	$19,904	$22,824
Metro Washington, DC	16,584	16,301	10,365	10,155
Metro Boston, MA	11,802	10,318	8,902	7,223
Southern California	11,839	11,804	8,067	8,335
Oahu, HI	—	—	—	—
Metro Austin, TX	10,047	10,464	4,586	4,856
Atlanta, GA	—	—	—	—
Other markets	39,978	38,475	23,746	22,638
Total	$124,692	$125,510	$75,570	$76,031

(1)  Includes some triple net lease revenues.

Our principal source of funds is rents from tenants.  As of September 30, 2004, 13 tenants were individually responsible for more than 1% of total annualized rents.  Our 10 largest tenants based on annualized rents is as follows:

Tenant or Subsidiary		Annualized Rent (1)	% of Annualized Rent
		(in millions)
1.	U. S. Government	$105.9	16.0%
2.	GlaxoSmithKline plc	14.6	2.2%
3.	PNC Financial Services Group	11.8	1.8%
4.	Towers, Perrin, Forster & Crosby, Inc.	11.6	1.7%
5.	Tyco International Ltd	9.8	1.5%
6.	Solectron Corporation	9.2	1.4%
7.	Manugistics, Inc.	8.8	1.3%
8.	Motorola, Inc.	8.8	1.3%
9.	Ballard Spahr Andrews & Ingersoll, LLP	8.4	1.3%
10.	Westinghouse Electric Corporation	8.2	1.2%
	Other tenants	466.5	70.3%
	Over one thousand tenants	$663.6	100.0%

(1)   Annualized rent is rents pursuant to signed leases as of September 30, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of September 30, 2004, a division of our tenants based on annualized rent is as follows:

Tenant	Annualized Rent (1)	% of Annualized Rent
	(in millions)
U.S. Government and other governmental tenants	$114.4	17%
Medical related tenants	122.3	19%
Industrial land leases (Oahu, HI)	42.9	6%
Other investment grade rated tenants (2)	162.4	25%
Other tenants	221.6	33%
Total	$663.6	100%

(1)   Annualized rent is rents pursuant to signed leases as of September 30, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

(2)   Excludes investment grade rated tenants included above.

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Rental income for the three months ended September 30, 2004, was $160.4 million, a 25.9% increase over total revenues of $127.4 million for the three months ended September 30, 2003.  Rents increased primarily because of our acquisition of 127 properties in 2004 and 27 properties in 2003, including 9.8 million square feet of leased industrial land, in December 2003, partially offset by a decline in rent rates at some of our properties.  Occupancy at properties we owned continuously since July 1, 2003, was 90.9% at September 30, 2004, and 90.8% at September 30, 2003.

During the past quarter, the rate of decline in occupancies in some of our continuously owned buildings seems to have slowed.  Also, quoted office rent rates in most of the areas where our properties are located seem to have stabilized.  However, we continue to experience strong competition to retain and attract office tenants in the form of landlord funded tenant build outs and increased leasing commissions payable to tenant brokers.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We expect that present leasing market conditions may continue until an increase in office employment causes office occupancies to increase in the respective market areas.  We do not know how long it may take the present market conditions affecting our properties to change.  At this time, however, we believe that modest declines in occupancies and in effective rents will continue to depress the financial results at some of our currently owned office buildings for at least one year.  There are too many variables for us to reasonably project what the financial impact of these market conditions will be on our results for future periods.

Rental income includes non cash straight line rent adjustments totaling $5.7 million in the 2004 period and $4.2 million in the 2003 period and amortization of acquired real estate leases and obligations of ($1.1) million in 2004 and $1.0 million in 2003.  Rental income also includes lease termination fees totaling $1.0 million in 2004 and $2.1 million in 2003.

Total expenses for the three months ended September 30, 2004, were $96.4 million, a 16.5% increase over total expenses of $82.8 million for the three months ended September 30, 2003.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $10.2 million (20.4%), $1.4 million (5.1%), and $2.0 (40.3%), respectively, due primarily to the acquisition of properties in 2004 and 2003.  Interest expense increased by $7.4 million, or 30.7%, due to an increase in total debt outstanding which was used primarily to finance acquisitions in 2004 and 2003.

Equity in earnings of equity investments decreased by $282,000, or 7.3%, for the three months ended September 30, 2004, compared to the same period in 2003 because of lower earnings from Senior Housing resulting from the sale of some of our Senior Housing shares.

Net income was $36.4 million for the 2004 period, a 47.9% increase over net income of $24.6 million for the 2003 period.  The increase is due primarily to property acquisitions in 2004 and 2003.  Net income available for common shareholders is net income reduced by preferred distributions and was $24.9 million, or $0.14 per common share, in the 2004 period, a 89.8% increase from net income available for common shareholders of $13.1 million, or $0.09 per common share in the 2003 period.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Rental revenues for the nine months ended September 30, 2004, were $435.7 million, a 17.9% increase over rental revenues of $369.6 million for the nine months ended September 30, 2003.  Rents increased primarily from our acquisition of 127 properties in 2004 and 27 properties, including 9.8 million square feet of leased industrial land in 2003, partially offset by a decline in rent rates at some of our properties.  Occupancy at properties we owned continuously since January 1, 2003, was 90.5% at September 30, 2004, and 90.4% at September 30, 2003.  Rental income includes non cash straight line rent adjustments totaling $15.0 million in the 2004 period and $11.9 million in the 2003 period and amortization of acquired real estate leases and obligations totaling ($1.1) million in 2004 and $1.0 million in 2003.  Rental income also includes lease termination fees totaling $2.2 million in 2004 and $2.6 million in 2003.

Total expenses for the nine months ended September 30, 2004, were $260.6 million, a 15.8% increase over total expenses of $225.0 million for the nine months ended September 30, 2003.  Operating expenses, depreciation and amortization and general and administrative expenses increased by $21.1 million (14.9%), $10.3 million (15.0%), and $4.2 million (29.0%), respectively, due primarily to the acquisition of properties in 2004 and 2003.  Interest expense increased by $8.7 million, or 11.7%, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2004 and 2003.  Loss on early extinguishment of debt for the nine months ended September 30, 2004, included $2.9 million representing the write off of deferred financing fees associated with the repayment of $143 million of senior notes in February 2004.  Loss on early extinguishment of debt for the nine months ended September 30, 2003, included a $3.2 million loss associated with the repayment of $155 million of senior notes in February and June 2003.

Equity in earnings of equity investments decreased by $692,000, or 5.9%, for the nine months ended September 30, 2004, compared to the same period in 2003.  The decrease was primarily the result of our sale of 3.1 million common shares we owned of Senior Housing in 2004.  In 2004 we recognized a gain on the sale by us of Senior Housing shares totaling $14.8 million and a gain on issuance of Senior Housing and Hospitality Properties shares totaling $5.0 million, reflecting the issuance of common shares by both Senior Housing and Hospitality Properties at prices above our per share carrying values.

Net income was $120.8 million for the 2004 period, a 52.4% increase over net income of $79.3 million for the 2003 period.  The increase is due primarily to the gain on sale of Senior Housing shares, gain on issuance of shares by equity investees and property acquisitions in 2004 and 2003.  Net income available for common shareholders is net income reduced by preferred distributions and was $86.3 million, or $0.49 per common share, in the 2004 period, a 92.8% increase from net income available for common shareholders of $44.8 million, or $0.33 per common share, in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties and distributions received from our equity investments.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon four factors:

•      our ability to maintain or improve occupancies and effective rent rates at our continuously owned properties;

•      our ability to restrain operating cost increases at our continuously owned properties;

•      our continuing receipt of cash distributions from our equity investments; and

•      our ability to purchase new properties which produce positive cash flows from operations.

As discussed above, we believe that present leasing market conditions in areas where our properties are located may result in modest declines in occupancies and rents for our continuously owned buildings for at least the next year.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms.  We expect Hospitality Properties and Senior Housing to continue to pay dividends at current rates or with modest increases for the foreseeable future.  We generally do not engage in development activities (except on a build to suit basis for an existing tenant), and we generally do not purchase turn around properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend entirely upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $160.7 million, ($601.2) million and $455.5 million, respectively, for the nine months ended September 30, 2004, and $147.1 million, ($308.7) million and $170.3 million, respectively, for the nine months ended September 30, 2003.  Changes in all three categories between 2004 and 2003 are primarily related to our sale of Senior Housing common shares in 2004, our purchase of properties, our repayments and issuances of debt obligations and our issuance of common shares in 2004 and 2003.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks that matures in April 2006.  Borrowings under the credit facility can be up to $560 million and the credit facility includes a feature under which the maximum borrowing may be expanded to $840 million in certain circumstances.  Borrowings under our credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the credit facility is payable at a spread above LIBOR.  At September 30, 2004, there was $95 million outstanding and $465 million available on our revolving credit facility, and we had cash and cash equivalents of $26.6 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2004, are as follows (dollars in thousands):

Year of Maturity	Scheduled Principal Payments During Period	Weighted Average Interest Rate
2004	$2,641	7.4%
2005	183,647	7.5%
2006	103,151	2.3%
2007	17,901	7.7%
2008	52,605	7.8%
2009	355,331	2.0%
2010	55,567	8.6%
2011	226,967	6.8%
2012	201,115	6.9%
2013 and thereafter	1,086,272	6.2%
	$2,285,197	5.7%

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  On June 28, 2004, our shelf registration statement to increase securities available for issuance to $2.7 billion became effective, and as of September 30, 2004, $2.3 billion was available.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our own credit ratings.  We have no control over market conditions, but we expect both short and long term debt costs to increase gradually for at least the next few months.  Our credit ratings depend upon evaluation by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During the first nine months of 2004 we purchased 127 properties for $741.5 million, including closing costs, and funded improvements to our owned properties totaling $35.9 million.  We allocated $82.6 million of our total 2004 acquisition costs to acquired real estate leases and $10.6 million to acquired real estate lease obligations.  Included in these acquisitions is the purchase of Hallwood on July 16, 2004, for an aggregate net purchase price of $434.7 million, including closing costs.  Hallwood, formerly a publicly traded limited partnership, owned office and industrial properties with 5.2 million square feet of space located in seven metropolitan areas.  The Hallwood properties are currently leased to approximately 500 tenants under leases expiring between 2004 and 2020.  Upon the acquisition of Hallwood, we assumed approximately $207.0 million of Hallwood’s outstanding mortgage debt.  Approximately $100 million of this mortgage debt was repaid simultaneously with the purchase closing; the balance of this mortgage debt may be prepaid in 2005 and 2008.  We funded all our 2004 acquisitions with cash on hand and by borrowing under our revolving credit facility

During the quarters and nine month periods ended September 30, 2004 and 2003, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Tenant improvements	$8,027	$7,059	$17,159	$18,935
Leasing costs	4,264	3,728	14,826	7,275
Building improvements	5,869	4,722	12,824	10,689
Development and redevelopment activities	1,722	30	5,963	6,721

Commitments made for expenditures in connection with leasing space during the quarter ended September 30, 2004, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	1,552	1,081	471
Total commitments for tenant improvements and leasing costs	$36,027	$20,865	$15,162
Average lease term (years)	8.2	7.9	9.1
Leasing costs per square foot per year (whole dollars)	$2.83	$2.44	$3.54

At September 30, 2004, we owned 9.7 million, or 15.2%, of the common shares of beneficial interest of Senior Housing with a carrying value of $118.2 million and a market value, based on quoted market prices, of $172.2 million, and 4.0 million, or 6.0%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $100.0 million and a market value, based on quoted market prices, of $170.0 million.  During the nine months ended September 30, 2004, we received cash distributions totaling $10.0 million from Senior Housing and $8.6 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In January 2004 Senior Housing completed a public offering of 5 million common shares.  As a result of this transaction, our ownership percentage in Senior Housing was reduced from 21.9% to 20.2%, and we recognized a gain of $966,000.  In addition, in January and February 2004 we sold 3.1 million of our Senior Housing shares in an underwritten public offering for $57.3 million, $54.4 million net of commissions and other costs.  In connection with this transaction, we recognized a gain of $14.8 million and our ownership percentage in Senior Housing was further reduced to 15.2%.  We expect cash distributions received by us from Senior Housing calculated at their current rate to decrease from $15.9 million to approximately $12.2 million per year.  In February and March 2004, Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.4% to 6.0%.  As a result of this transaction, we recognized a gain of $4.1 million.  On November 1, 2004, the market values of our Senior Housing and Hospitality Properties shares were $184.1 million and $175.0 million, respectively.  In the future we may decide to sell some or all of our remaining shares in Hospitality Properties or Senior Housing, based upon several factors including available alternative uses for the sale proceeds and the prices at which sales may be accomplished.

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

In February 2004 we entered into a five year $250 million unsecured term loan with a group of banks.  Terms of the new loan include interest at LIBOR plus a spread, which averaged a total of 2.1% per annum from February to September 2004.  In August 2004 we exercised our option to increase this term loan by $100 million and amended the term loan to extend the maturity date by six months to August 24, 2009.  The term loan, as amended, permits prepayment of the loan without penalty beginning in February 2006.  Net proceeds of the loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

In August 2004 we issued $400 million unsecured senior notes in a public offering, raising net proceeds of $392.2 million.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in August 2016.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

As of September 30, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,285,197	$2,641	$286,798	$70,506	$1,925,252
Purchase Obligations (1)	11,000	11,000	—	—	—
Projected Interest Expense (2)	1,018,189	33,160	241,752	226,169	517,108
Total	$3,314,386	$46,801	$528,550	$296,675	$2,442,360

(1)   Represents $11 million of the price to acquire one property in Oahu, HI which is held by us in escrow until development is completed.

(2)   Projected interest expense is attributable to only the long-term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

Debt Covenants

Our principal debt obligations at September 30, 2004, were our unsecured revolving credit facility, our unsecured $350 million term loan and our $1.4 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At September 30, 2004, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $440.2 million of mortgage notes outstanding at September 30, 2004.

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

As of September 30, 2004, we have no commercial paper, derivatives, swaps, hedges, guarantees or joint ventures.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

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

Our unsecured revolving credit facility and our unsecured term loan bear interest at floating rates and mature in April 2006 and August 2009, respectively.  As of September 30, 2004, we had $95 million outstanding and $465 million available for drawing under our revolving credit facility and $350 million outstanding under our term loan.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our term loan may be made without penalty beginning in February 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  For example, the average interest rate payable on our $350 million term loan and $95 million outstanding on our revolving credit facility at September 30, 2004, was 2.2% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2004	2.2%	$445,000	$9,790
10% reduction	2.0%	$445,000	$8,900
10% increase	2.4%	$445,000	$10,680

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

Our $1.4 billion of publicly issued term debt and our $440.2 million of mortgage notes outstanding on September 30, 2004, bear interest at fixed rates.  Changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at September 30, 2004, were to be refinanced at interest rates which are 10% higher or lower than current interest rates, our per annum interest cost would increase or decrease, respectively, by approximately $12.2 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      OUR ABILITY TO COMPETE EFFECTIVELY,

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

FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.   EXCEPT AS MAY BE REQUIRED BY LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

Part II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2004, we granted 38,100 common shares pursuant to our Incentive Share Award Plan to officers and certain employees of our investment manager, Reit Management & Research LLC, valued at $10.75 per common share, the closing price of our common shares on the New York Stock Exchange on September 15, 2004.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

10.1         Supplemental Indenture No. 14 dated as of August 5, 2004 between HRPT Properties Trust and U.S. Bank National Association, including the form of 6 1/4% Senior Note due August 15, 2016. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.2         First Amendment to Term Loan Agreement, dated as of August 20, 2004, by and among HRPT Properties Trust, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents.  (filed herewith)

12.1         Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

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
Dated: November 8, 2004

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
Dated: November 8, 2004