Form 10-K
period 2004-12-31
HRPT PROPERTIES TRUST
filed 2005-03-14
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.7 billion based on the $10.01 closing price per common share for such stock on the New York Stock Exchange on June 30, 2004.  For purposes of this calculation, 1,000,000 common shares of beneficial interest, $0.01 par value, held by Senior Housing Properties Trust and an aggregate of 1,857,975 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 7, 2005:  177,316,525.

References in this Annual Report on Form 10-K to the “Company”, “HRP”, “we”, “us” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2005, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT ON FORM 10-K AND INCLUDE STATEMENTS REGARDING

•                  THE SECURITY OF OUR RENTAL INCOME AND OUR LEASES,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR ACQUISITION OF PROPERTIES,

•                  OUR ABILITY TO COMPETE EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT, INCLUDING CURRENTLY INTENDED PREPAYMENTS, AND MAKE DISTRIBUTIONS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  REPAYMENT OF, AND FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR RECEIPT OF DIVIDENDS FROM OUR FORMER SUBSIDIARIES,

•                  OUR ABILITY TO SELL OUR SHARES OF OUR FORMER SUBSIDIARIES,

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

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS AND FORMER SUBSIDIARIES OPERATE, AND

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  THE DIVIDENDS WE RECEIVE FROM OUR FORMER SUBSIDIARIES MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SHARES IN OUR FORMER SUBSIDIARIES FOR AMOUNTS EQUAL TO OUR CARRYING VALUES OF THOSE SHARES,

•                  CHANGES IN CIRCUMSTANCES COULD CAUSE THE CLOSING OF OUR ACQUISITION OF THE CAMPBELL LANDS NOT TO OCCUR OR BE DELAYED. THIS RESULT COULD OCCUR DUE TO VARIOUS CIRCUMSTANCES WHICH ARE BEYOND OUR CONTROL. FOR EXAMPLE WE WILL REQUIRE UPDATES OF VARIOUS DILIGENCE ITEMS IF THIS CLOSING IS DELAYED FOR MORE THAN A SHORT PERIOD, AND THOSE UPDATES MAY CAUSE THE TRANSACTION TO FAIL TO CLOSE, AND

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FAS 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF OUR PROPERTIES WHICH AFFECT OUR FINANCIAL STATEMENTS, INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.  THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

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

HRPT PROPERTIES TRUST

2004 FORM 10-K ANNUAL REPORT

Table of Contents

Part I

Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50

Part III

Item 10.	Directors and Executive Officers of the Registrant	51
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	51
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	*

Part IV

Item 15.	Exhibits and Financial Statement Schedules	52

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2005, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

The Company.  We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland.  Our primary business is the ownership and operation of real estate, including office and industrial buildings and leased industrial land.

As of December 31, 2004, we own 375 properties for a total investment of $4.7 billion at cost, and a depreciated book value of $4.2 billion.  Our portfolio includes 278 office properties with 28.3 million square feet of space and 97 industrial properties with 15.8 million square feet of space.  Our 97 industrial properties include 12 parcels of land with 9.7 million square feet of developed industrial lands in Oahu, Hawaii which we acquired in December 2003.  In addition, we own minority equity positions in two former subsidiary REITs which are now separately listed on the New York Stock Exchange: Senior Housing Properties Trust and Hospitality Properties Trust.

Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

Investment Policies.  Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.  We may not achieve some or all of our objectives.  Our investment goals are current income for distribution to shareholders and capital growth from appreciation in the value of properties and other investments.  Our income is derived primarily from rent.

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

We attempt to acquire properties which will enhance the diversity of our portfolio with respect to tenants and locations.  However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

We prefer wholly owned investments in fee interests.  However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests.  We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure.  We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies.  No such mergers or strategic combinations are under active consideration at this time.  However, we may undertake such considerations in the future.  A principal goal of any such transaction will be to diversify our revenue sources.

Disposition Policies.  From time to time we consider the sale of properties or investments.  Disposition decisions are made based on a number of factors including, but not limited to, the following:

•                  the proposed sale price;

•                  the strategic fit of the property or investment with the rest of our portfolio; and

•                  the existence of alternative sources, uses or needs for capital.

Financing Policies.  We currently have a revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for acquisition funding on an interim basis until equity or long term debt is raised and for working capital and general business purposes.  At December 31, 2004, $175 million was outstanding under our revolving credit facility.  In January 2005, we amended this credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in this facility were also amended to reflect current market conditions.

Our credit facility, our term loan agreement and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth.  Our board of trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods.  Eighty three of our properties are encumbered by mortgages.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations present in existing financing or other arrangements, and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities.  We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

The borrowing guidelines established by our board of trustees and covenants in various debt agreements prohibit us from maintaining a debt to total asset value, as defined, of greater than 60% (greater than 55% prior to January 2005).  Our declaration of trust also limits our borrowings.  We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total capitalization accordingly.

Manager.  Our day to day operations are conducted by Reit Management & Research LLC, or RMR.  RMR originates and presents investment opportunities to our board of trustees.  RMR also provides property management services to us.  RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 928-1300.  RMR also acts as the manager to Hospitality Properties Trust, or Hospitality Properties, and Senior Housing Properties Trust, or Senior Housing, and has other business interests.  The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President and Assistant Secretary; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; John C. Popeo, Vice President and Treasurer and Adam D. Portnoy, Vice President.  Messrs. Mannix, Popeo, Adam Portnoy and Lepore and Ms. Clark are also our officers.

Employees.  We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 7, 2005, RMR had approximately 400 full time employees.

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

Internet Website.  Our internet website address is www.hrpreit.com.  Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website.  We make available, free of charge, through our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website.  Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  The American Jobs Creation Act of 2004, or the 2004 Act, which President Bush signed into law in October of 2004, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations which are in effect as of the date of this Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1987.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2004 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  For our 2005 taxable year and beyond, the 2004 Act provides certain relief provision under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2004, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The 2004 Act provides that, for our 2005 taxable year and beyond, we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.

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

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below.  Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

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

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for our 2004 and earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.  The 95% income test has been modified for our taxable years beginning after 2004 so that gross income, except as may be provided in Treasury regulations, no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the Internal Revenue Code, but only to the extent that the transaction hedges indebtedness we incur to acquire or carry real estate assets.  This modification to the 95% income test only applies to hedging transactions that are “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

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

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

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

For our 2004 and prior taxable years, if we failed to satisfy one or both of the 75% or 95% gross income tests, we may nevertheless qualify as a REIT for that year if:

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

We have in the past attached and for our 2004 taxable year will continue to attach a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

The 2004 Act has modified this relief provision for failures to satisfy either or both of the 75% or the 95% gross income tests in the case of failures for our 2005 taxable year or later.  Specifically, if we fail to satisfy either or both of the gross income tests for a taxable year after 2004, we may nevertheless qualify as a REIT for that year if our failure to meet the test is due to reasonable cause and not due to willful neglect and, after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this revised relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

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

•                  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities.  For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are “straight debt” securities or otherwise excepted as discussed below.

•                  For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests.  However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.  In addition, for our 2005 taxable year and thereafter, the 2004 Act provides that if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.

The 2004 Act clarifies and expands, on a retroactive basis so as to be effective for our 2001 taxable year forward, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

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

Acquisition of Publicly Traded Partnership.  On July 16, 2004, we acquired all of the limited partnership interests and the general partnership interest of a publicly traded partnership as well as certain of the partnership’s affiliated entities.  Prior to our acquisition of the publicly traded partnership and its affiliates, the acquired entities directly or indirectly owned substantially all of the outstanding equity interests in various noncorporate subsidiaries and four C corporations.  However, before our acquisition of these entities, all four C corporation subsidiaries were converted into disregarded entities under Treasury regulations issued under Section 7701 of the Internal Revenue Code, and thus considered liquidated for federal income tax purposes.  Upon our acquisition, the publicly traded partnership itself and its affiliates and subsidiaries became disregarded entities of ours under Treasury regulations issued under Section 7701 of the Internal Revenue Code.  Thus, after the July 16, 2004 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

The 2004 Act imposes a penalty, effective for federal tax returns with due dates after October 22, 2004, for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

Except as discussed below with respect to certain capital gains dividends in taxable years after 2004, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts.  We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.  If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE and (2) the foreign shareholder does not own more than 5% of that class of shares at any time during the taxable year in which the capital gain dividends are received. As such, qualifying non-U.S. shareholders will no longer be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will no longer be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  These recharacterized dividends will still be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate as reduced by applicable treaty.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.

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

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect.  The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently.  Likewise, the rules regarding taxes other than federal income taxes may also be modified.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders.  Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside.  These tax consequences may not be comparable to the federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, or ERISA, must consider whether:

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

Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  Each class of our outstanding shares has been registered under the Exchange Act.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.  Properties

General.  At December 31, 2004, approximately 96% of our total investments included office and industrial buildings and leased industrial land, 2% was represented by our equity investment in Senior Housing and 2% was represented by our equity investment in Hospitality Properties.  At December 31, 2004, we had real estate investments totaling $4.7 billion at cost, in 375 properties that were leased to over 1,700 tenants.  Our properties are located in Central Business District, or CBD, and suburban areas and are categorized into eight major markets areas: Metro Philadelphia, PA; Metro Washington, DC; Metro Boston, MA; Oahu, HI; Southern California; Metro Atlanta, GA; Metro Austin, TX; and Other Markets, which includes properties that are located throughout the United States.

The following discussion and tables summarize additional information about our properties as of December 31, 2004.

Occupancy for all properties owned on December 31, 2004 and 2003, was 93.0% and 93.5%, respectively.  These results reflect average occupancy of approximately 95% at properties that we acquired during 2003 and 2004, and decreases in occupancy at comparable properties, or properties we owned continuously during 2004 and 2003.  Occupancy at properties we owned continuously since October 1, 2003, decreased by 0.5 percentage points and occupancy at properties we owned continuously since January 1, 2003, decreased by 0.4 percentage points.  Summarized occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)		Comparable Properties (2)
	As of the Year Ended December 31,		As of the Quarter Ended December 31,		As of the Year Ended December 31,
	2004	2003	2004	2003	2004	2003
Total properties	375	238	224	224	211	211
Total square feet	44,154	35,895	25,776	25,776	23,227	23,227
Percent leased (3)	93.0%	93.5%	90.9%	91.4%	90.3%	90.7%

(1)       Based on properties owned continuously since October 1, 2003.

(2)       Based on properties owned continuously since January 1, 2003.

(3)       Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

Results of operations and other operating data by property type for all properties is as follows (dollars and square feet in thousands):

	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2004	2003	2004	2003
Number of properties:
Office	278	212	278	212
Industrial	97	26	97	26
Total	375	238	375	238

CBD	50	48	50	48
Suburban	325	190	325	190
Total	375	238	375	238

Square feet:
Office	28,329	23,171	28,329	23,171
Industrial	15,825	12,724	15,825	12,724
Total	44,154	35,895	44,154	35,895

CBD	10,889	10,416	10,889	10,416
Suburban	33,265	25,479	33,265	25,479
Total	44,154	35,895	44,154	35,895

	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2004	2003	2004	2003
Percent leased (1):
Office	91.0%	91.0%	91.0%	91.0%
Industrial	96.5%	98.2%	96.5%	98.2%
Total	93.0%	93.5%	93.0%	93.5%

CBD	92.9%	93.8%	92.9%	93.8%
Suburban	93.0%	93.4%	93.0%	93.4%
Total	93.0%	93.5%	93.0%	93.5%

Rental income (2):
Office	$143,460	$120,030	$518,828	$470,161
Industrial	24,091	10,649	84,401	30,155
Total	$167,551	$130,679	$603,229	$500,316

CBD	$68,497	$64,982	$268,879	$262,819
Suburban	99,054	65,697	334,350	237,497
Total	$167,551	$130,679	$603,229	$500,316

Net operating income (NOI) (3):
Office	$86,140	$73,490	$314,938	$290,348
Industrial	16,362	6,121	60,438	17,155
Total	$102,502	$79,611	$375,376	$307,503

CBD	$38,983	$38,067	$156,602	$156,513
Suburban	63,519	41,544	218,774	150,990
Total	$102,502	$79,611	$375,376	$307,503

NOI margin (4):
Office	60.0%	61.2%	60.7%	61.8%
Industrial	67.9%	57.5%	71.6%	56.9%
Total	61.2%	60.9%	62.2%	61.5%

CBD	56.9%	58.6%	58.2%	59.6%
Suburban	64.1%	63.2%	65.4%	63.6%
Total	61.2%	60.9%	62.2%	61.5%

(1)  Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)  Includes triple net lease rental income.

(3)  NOI is defined as property rental income less property operating expenses.

(4)  NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by major market for all properties is as follows (dollars and square feet in thousands):

	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2004	2003	2004	2003
Number of properties:
Metro Philadelphia, PA	21	21	21	21
Metro Washington, DC	20	16	20	16
Metro Boston, MA	39	36	39	36
Oahu, HI	12	11	12	11
Southern California	24	18	24	18
Metro Atlanta, GA	36	—	36	—
Metro Austin, TX	26	26	26	26
Other markets	197	110	197	110
Total	375	238	375	238

Square feet:
Metro Philadelphia, PA	5,452	5,452	5,452	5,452
Metro Washington, DC	2,645	2,214	2,645	2,214
Metro Boston, MA	2,979	2,574	2,979	2,574
Oahu, HI	9,699	9,755	9,699	9,755
Southern California	1,444	1,265	1,444	1,265
Metro Atlanta, GA	1,845	—	1,845	—
Metro Austin, TX	2,809	2,809	2,809	2,809
Other markets	17,281	11,826	17,281	11,826
Total	44,154	35,895	44,154	35,895

Percent leased (1):
Metro Philadelphia, PA	91.6%	95.5%	91.6%	95.5%
Metro Washington, DC	94.6%	92.4%	94.6%	92.4%
Metro Boston, MA	92.4%	89.2%	92.4%	89.2%
Oahu, HI	99.4%	98.8%	99.4%	98.8%
Southern California	97.0%	94.9%	97.0%	94.9%
Metro Atlanta, GA	92.6%	—	92.6%	—
Metro Austin, TX	80.2%	77.4%	80.2%	77.4%
Other markets	91.4%	92.9%	91.4%	92.9%
Total	93.0%	93.5%	93.0%	93.5%

Rental income (2):
Metro Philadelphia, PA	$30,794	$34,034	$131,469	$139,647
Metro Washington, DC	18,626	15,118	66,234	61,399
Metro Boston, MA	15,166	12,230	54,630	43,018
Oahu, HI	10,748	2,944	42,205	2,944
Southern California	11,968	9,681	42,622	38,593
Metro Atlanta, GA	8,442	—	14,813	—
Metro Austin, TX	9,032	10,633	38,317	42,675
Other markets	62,775	46,039	212,939	172,040
Total	$167,551	$130,679	$603,229	$500,316

Net operating income (NOI) (3):
Metro Philadelphia, PA	$15,148	$19,045	$71,676	$80,374
Metro Washington, DC	11,987	9,823	42,752	40,484
Metro Boston, MA	10,588	7,902	39,635	29,689
Oahu, HI	8,712	2,495	34,582	2,495
Southern California	8,087	6,422	27,823	25,937
Metro Atlanta, GA	5,229	—	9,404	—
Metro Austin, TX	4,571	5,685	18,173	21,873
Other markets	38,180	28,239	131,331	106,651
Total	$102,502	$79,611	$375,376	$307,503

	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2004	2003	2004	2003
NOI margin (4):
Metro Philadelphia, PA	49.2%	56.0%	54.5%	57.6%
Metro Washington, DC	64.4%	65.0%	64.5%	65.9%
Metro Boston, MA	69.8%	64.6%	72.6%	69.0%
Oahu, HI	81.1%	84.7%	81.9%	84.7%
Southern California	67.6%	66.3%	65.3%	67.2%
Metro Atlanta, GA	61.9%	—	63.5%	—
Metro Austin, TX	50.6%	53.5%	47.4%	51.3%
Other markets	60.8%	61.3%	61.7%	62.0%
Total	61.2%	60.9%	62.2%	61.5%

(1)     Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)     Includes triple net lease rental income.

(3)     NOI is defined as property rental income less property operating expenses.

(4)     NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by property type for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2004	2003	2004	2003
Office:
Properties	210	210	198	198
Total square feet	23,043	23,043	21,160	21,160
Percent leased (3)	90.6%	90.9%	90.1%	90.4%
Rental income (4)	$118,622	$119,603	$439,471	$448,354
Net operating income (NOI) (5)	$70,481	$73,204	$263,947	$275,966
NOI margin (6)	59.4%	61.2%	60.1%	61.6%

Industrial:
Properties	14	14	13	13
Total square feet	2,733	2,733	2,067	2,067
Percent leased (3)	93.6%	95.8%	91.6%	94.4%
Rental income (4)	$7,206	$7,654	$23,498	$22,961
Net operating income (NOI) (5)	$4,106	$3,584	$13,173	$11,232
NOI margin (6)	57.0%	46.8%	56.1%	48.9%

CBD:
Properties	47	47	46	46
Total square feet	10,263	10,263	9,711	9,711
Percent leased (3)	92.5%	93.7%	92.5%	93.6%
Rental income (4)	$65,427	$64,911	$250,263	$251,683
Net operating income (NOI) (5)	$37,035	$38,009	$145,894	$150,206
NOI margin (6)	56.6%	58.6%	58.3%	59.7%

Suburban:
Properties	177	177	165	165
Total square feet	15,513	15,513	13,516	13,516
Percent leased (3)	89.9%	89.9%	88.7%	88.7%
Rental income (4)	$60,401	$62,346	$212,706	$219,632
Net operating income (NOI) (5)	$37,552	$38,779	$131,226	$136,992
NOI margin (6)	62.2%	62.2%	61.7%	62.4%

	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2004	2003	2004	2003
Total:
Properties	224	224	211	211
Total square feet	25,776	25,776	23,227	23,227
Percent leased (3)	90.9%	91.4%	90.3%	90.7%
Rental income (4)	$125,828	$127,257	$462,969	$471,315
Net operating income (NOI) (5)	$74,587	$76,788	$277,120	$287,198
NOI margin (6)	59.3%	60.3%	59.9%	60.9%

(1)     Based on properties owned continuously since October 1, 2003.

(2)     Based on properties owned continuously since January 1, 2003.

(3)     Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(4)     Includes triple net lease rental income.

(5)     NOI is defined as property rental income less property operating expenses.

(6)     NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by major market for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2004	2003	2004	2003
Metro Philadelphia, PA:
Properties	21	21	21	21
Total square feet	5,452	5,452	5,452	5,452
Percent leased (3)	91.6%	95.5%	91.6%	95.5%
Rental income (4)	$30,794	$34,034	$131,469	$139,647
Net operating income (NOI) (5)	$15,148	$19,045	$71,676	$80,374
NOI margin (6)	49.2%	56.0%	54.5%	57.6%

Metro Washington, DC:
Properties	16	16	16	16
Total square feet	2,215	2,215	2,215	2,215
Percent leased (3)	93.9%	92.4%	93.9%	92.4%
Rental income (4)	$15,623	$15,118	$60,786	$61,399
Net operating income (NOI) (5)	$9,761	$9,822	$38,686	$40,483
NOI margin (6)	62.5%	65.0%	63.6%	65.9%

Metro Boston, MA:
Properties	36	36	30	30
Total square feet	2,577	2,577	1,792	1,792
Percent leased (3)	91.4%	89.2%	89.4%	86.4%
Rental income (4)	$12,902	$12,230	$38,790	$36,395
Net operating income (NOI) (5)	$9,241	$7,901	$28,217	$24,359
NOI margin (6)	71.6%	64.6%	72.7%	66.9%

	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2004	2003	2004	2003
Southern California:
Properties	17	17	17	17
Total square feet	1,198	1,198	1,198	1,198
Percent leased (3)	98.1%	94.6%	98.1%	94.6%
Rental income (4)	$10,728	$9,468	$39,651	$38,380
Net operating income (NOI) (5)	$7,307	$6,279	$25,953	$25,794
NOI margin (6)	68.1%	66.3%	65.5%	67.2%

Metro Austin, TX:
Properties	26	26	26	26
Total square feet	2,809	2,809	2,809	2,809
Percent leased (3)	80.2%	77.4%	80.2%	77.4%
Rental income (4)	$9,032	$10,633	$38,317	$42,675
Net operating income (NOI) (5)	$4,571	$5,685	$18,173	$21,873
NOI margin (6)	50.6%	53.5%	47.4%	51.3%

Other Markets:
Properties	108	108	101	101
Total square feet	11,525	11,525	9,761	9,761
Percent leased (3)	91.8%	92.7%	90.8%	91.8%
Rental income (4)	$46,749	$45,774	$153,956	$152,819
Net operating income (NOI) (5)	$28,559	$28,056	$94,415	$94,315
NOI margin (6)	61.1%	61.3%	61.3%	61.7%

Total:
Properties	224	224	211	211
Total square feet	25,776	25,776	23,227	23,227
Percent leased (3)	90.9%	91.4%	90.3%	90.7%
Rental income (4)	$125,828	$127,257	$462,969	$471,315
Net operating income (NOI) (5)	$74,587	$76,788	$277,120	$287,198
NOI margin (6)	59.3%	60.3%	59.9%	60.9%

(1)  Based on properties owned continuously since October 1, 2003.

(2)  Based on properties owned continuously since January 1, 2003.

(3)  Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(4)  Includes triple net lease rental income.

(5)  NOI is defined as property rental income less property operating expenses.

(6)  NOI margin is defined as NOI as a percentage of rental income.

Properties acquired during the year ended December 31, 2004, were as follows (square feet and dollars in thousands):

Acquired	Location	Office/ Industrial	Number of Properties	Square Feet	Purchase Price (1)	Cap Rate (2)	Average Remaining Lease Term (3)	Percent Leased (4)	Major Tenant
Feb-04	Arnold, MO	Office	1	65	$8,300	10.6%	5.6	100.0%	Convergys Customer Management Group, Inc.
Feb-04	Quincy, MA	Office	1	46	7,685	11.9%	4.4	100.0%	American Express Company
Q1 2004 subtotal / weighted average			2	111	15,985	11.2%	5.1	100.0%

Apr-04	Memphis, TN	Office	1	125	21,000	9.4%	6.9	100.0%	Sparks Corporation, LLC
Jun-04	St. Paul, MN	Industrial	1	423	12,950	10.0%	4.8	98.7%	The Sportman’s Guide, Inc.
Jun-04	Virginia Beach, VA	Office	1	75	6,750	10.6%	4.7	88.1%	Hayes Seay Mattern & Mattern, Inc.
Q2 2004 subtotal / weighted average			3	623	40,700	9.8%	5.2	97.7%

Jul-04	Hallwood (5)	Office/ Industrial	113	5,156	430,000	10.0%	4.7	86.0%	U.S. Government, Ford Motor Company and Manufacturers & Traders Trust Company
Jul-04	Rockville, MD	Office	3	283	75,300	9.6%	7.9	100.0%	Manugistics, Inc.
Jul-04	Memphis, TN	Office	1	131	11,925	9.9%	2.8	89.6%	U.S. Postal Service
Aug-04	Atlanta, GA	Office	1	177	24,488	11.0%	6.0	97.8%	Affiliated Computer Services, Inc.
Sep-04	Atlanta, GA	Office	1	90	9,460	11.6%	4.3	98.9%	Practice Works System
Sep-04	Monroeville, PA	Office	1	480	64,693	11.2%	6.3	100.0%	Westinghouse Electric Corporation
Sep-04	Quincy, MA	Office	2	356	61,450	9.6%	6.6	99.5%	CitiStreet & Boston Financial Data
Q3 2004 subtotal / weighted average			122	6,673	677,316	10.1%	5.0	88.9%

Oct-04	Longmont, CO	Industrial	1	547	38,500	11.5%	8.2	90.2%	Intrado, Inc.
Nov-04	Rochester, NY	Office	8	345	45,750	9.6%	6.6	96.4%	Performance Technologies, Inc.
Q4 2004 subtotal / weighted average			9	892	84,250	10.5%	7.6	92.6%

Total / weighted average			136	8,299	$818,251	10.1%	5.5	90.1%

(1)          Represents the gross purchase price and excludes closing costs and purchase price allocations relating to FAS 141.

(2)          Represents estimated current GAAP based annual net operating income, or NOI, which is defined as property rental income less property operating expenses, divided by the purchase price.

(3)          Average remaining lease term based on rental income as of the date acquired.

(4)          Percent leased as of the date acquired.

(5)          Represents our acquisition of Hallwood Realty Partners, L.P., which included properties located in Atlanta, GA, Dearborn, MI, Baltimore and Rockville, MD, Bellevue, Kent and Tukwila (Seattle), WA, Solon (Cleveland), OH, and Sacramento and San Diego, CA.

We signed new leases for 563,000 square feet and lease renewals for 869,000 square feet during the quarter ended December 31, 2004, for weighted average rental rates that were 1% above prior rents.  We signed new leases for 1,658,000 square feet and lease renewals for 2,794,000 square feet during the year ended December 31, 2004, at weighted average rental rates that were 3% below prior rents.  Average lease terms for leases signed during the quarter and year ended December 31, 2004, were 8.9 years and 8.7 years, respectively.  Commitments for tenant improvement and leasing commission costs for leases signed during the quarter and year ended December 31, 2004, totaled $30.82 per square foot and $28.31 per square foot, respectively, on a weighted average basis.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 21% of our leased square feet are under leases scheduled to expire through December 31, 2007.  Lease expirations by property type as of December 31, 2004, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Office:
Total square feet	28,329
Leased square feet (1)	25,781	2,444	1,968	2,734	18,635
Percent	100.0%	9.5%	7.6%	10.6%	72.3%
Annualized rent (2)	$575,940	$57,206	$44,492	$62,559	$411,683
Percent	100.0%	9.9%	7.7%	10.9%	71.5%
Industrial:
Total square feet	15,825
Leased square feet (1)	15,267	361	498	706	13,702
Percent	100.0%	2.4%	3.3%	4.6%	89.7%
Annualized rent (2)	$96,500	$3,456	$3,175	$7,540	$82,329
Percent	100.0%	3.6%	3.3%	7.8%	85.3%

CBD:
Total square feet	10,889
Leased square feet (1)	10,111	706	625	875	7,905
Percent	100.0%	7.0%	6.2%	8.7%	78.1%
Annualized rent (2)	$268,301	$22,005	$18,846	$25,045	$202,405
Percent	100.0%	8.2%	7.0%	9.3%	75.5%
Suburban:
Total square feet	33,265
Leased square feet (1)	30,937	2,099	1,841	2,565	24,432
Percent	100.0%	6.8%	6.0%	8.3%	78.9%
Annualized rent (2)	$404,139	$38,657	$28,821	$45,054	$291,607
Percent	100.0%	9.6%	7.1%	11.1%	72.2%

Total:
Total square feet	44,154
Leased square feet (1)	41,048	2,805	2,466	3,440	32,337
Percent	100.0%	6.8%	6.0%	8.4%	78.8%
Annualized rent (2)	$672,440	$60,662	$47,667	$70,099	$494,012
Percent	100.0%	9.0%	7.1%	10.4%	73.5%

(1)  Square feet is pursuant to signed leases as of December 31, 2004, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)  Annualized rent is rents pursuant to signed leases as of December 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Lease expirations by major market area as of December 31, 2004, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Metro Philadelphia, PA:
Total square feet	5,452
Leased square feet (1)	4,994	373	145	287	4,189
Percent	100.0%	7.5%	2.9%	5.7%	83.9%
Annualized rent (2)	$124,264	$9,467	$5,455	$5,268	$104,074
Percent	100.0%	7.6%	4.4%	4.2%	83.8%
Metro Washington, DC:
Total square feet	2,645
Leased square feet (1)	2,503	295	167	242	1,799
Percent	100.0%	11.8%	6.7%	9.7%	71.8%
Annualized rent (2)	$74,717	$7,613	$5,090	$7,001	$55,013
Percent	100.0%	10.2%	6.8%	9.4%	73.6%
Metro Boston, MA:
Total square feet	2,979
Leased square feet (1)	2,752	197	205	642	1,708
Percent	100.0%	7.2%	7.4%	23.3%	62.1%
Annualized rent (2)	$59,463	$7,363	$4,254	$13,900	$33,946
Percent	100.0%	12.4%	7.2%	23.4%	57.0%
Oahu, HI:
Total square feet	9,699
Leased square feet (1)	9,642	9	—	—	9,633
Percent	100.0%	0.1%	—	—	99.9%
Annualized rent (2)	$43,093	$85	$—	$—	$43,008
Percent	100.0%	0.2%	—	—	99.8%
Southern California:
Total square feet	1,444
Leased square feet (1)	1,401	88	142	281	890
Percent	100.0%	6.3%	10.1%	20.1%	63.5%
Annualized rent (2)	$45,361	$3,694	$5,038	$8,802	$27,827
Percent	100.0%	8.1%	11.1%	19.4%	61.4%
Metro Atlanta, GA:
Total square feet	1,845
Leased square feet (1)	1,710	261	69	131	1,249
Percent	100.0%	15.3%	4.0%	7.7%	73.0%
Annualized rent (2)	$33,761	$4,818	$1,196	$2,634	$25,113
Percent	100.0%	14.3%	3.5%	7.8%	74.4%
Metro Austin, TX:
Total square feet	2,809
Leased square feet (1)	2,253	199	52	579	1,423
Percent	100.0%	8.8%	2.3%	25.7%	63.2%
Annualized rent (2)	$38,218	$4,844	$1,150	$9,595	$22,629
Percent	100.0%	12.7%	3.0%	25.1%	59.2%
Other markets:
Total square feet	17,281
Leased square feet (1)	15,793	1,383	1,686	1,278	11,446
Percent	100.0%	8.8%	10.7%	8.1%	72.4%
Annualized rent (2)	$253,563	$22,778	$25,484	$22,899	$182,402
Percent	100.0%	9.0%	10.1%	9.0%	71.9%
Total:
Total square feet	44,154
Leased square feet (1)	41,048	2,805	2,466	3,440	32,337
Percent	100.0%	6.8%	6.0%	8.4%	78.8%
Annualized rent (2)	$672,440	$60,662	$47,667	$70,099	$494,012
Percent	100.0%	9.0%	7.1%	10.4%	73.5%

(1)  Square feet is pursuant to signed leases as of December 31, 2004, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)  Annualized rent is rents pursuant to signed leases as of December 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of December 31, 2004, tenants responsible for 1% or more of our total annualized rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet	% of Annualized Rent (2)	Expiration
1 U. S. Government	5,115	11.6%	15.8%	2005 to 2020
2 GlaxoSmithKline plc	605	1.4%	2.2%	2013
3 PNC Financial Services Group	488	1.1%	1.7%	2011
4 Towers, Perrin, Forster & Crosby, Inc.	476	1.1%	1.7%	2005, 2008, 2011
5 Tyco International Ltd	660	1.5%	1.4%	2007, 2011
6 Motorola, Inc.	770	1.7%	1.3%	2006, 2010
7 Solectron Corporation	765	1.7%	1.3%	2014
8 Manugistics, Inc.	283	0.6%	1.3%	2012
9 Ballard Spahr Andrews & Ingersoll, LLP	230	0.5%	1.2%	2015
10 Westinghouse Electric Corporation	534	1.2%	1.2%	2005, 2010
11 Mellon Bank, N.A.	234	0.5%	1.1%	2012, 2015
12 Fallon Health Clinics	444	1.0%	1.1%	2019
Total	10,604	23.9%	31.3%

(1)  Square feet is pursuant to signed leases as of December 31, 2004, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)  Annualized rent is rents pursuant to signed leases as of December 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of December 31, 2004, a summary of our portfolio and a breakdown of our tenants based on annualized rent were as follows (dollars and square feet in thousands):

	Office	Industrial	Total	Percent
Square feet (1):
CBD	10,731	158	10,889	24.7%
Suburban	17,598	15,667	33,265	75.3%
Total	28,329	15,825	44,154	100.0%
Percent	64.2%	35.8%	100.0%

U.S. Government and other government tenants	5,453	—	5,453	12.3%
Medical related tenants	5,220	151	5,371	12.2%
Industrial land leases (Oahu, HI)	—	9,642	9,642	21.8%
Other investment grade tenants (2)	6,730	1,338	8,068	18.3%
Other tenants	8,378	4,136	12,514	28.4%
Vacant	2,548	558	3,106	7.0%
Total (1)	28,329	15,825	44,154	100.0%
Percent	64.2%	35.8%	100.0%

Annualized rent (3):
U.S. Government and other government tenants	$114,566	$—	$114,566	17.0%
Medical related tenants	123,271	788	124,059	18.4%
Industrial land leases (Oahu, HI)	—	43,097	43,097	6.4%
Other investment grade tenants (2)	141,419	17,620	159,039	23.7%
Other tenants	196,684	34,995	231,679	34.5%
Total	$575,940	$96,500	$672,440	100.0%
Percent	85.6%	14.4%	100.0%

(1)          Includes leased square feet pursuant to signed leases as of December 31, 2004, including (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)          Excludes investment grade tenants included in other tenant categories above.

(3)   Annualized rent is rents pursuant to signed leases as of December 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

The states in which we owned real estate at December 31, 2004, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount	Net Book Value	Annualized Rent (1)
Alaska	1	$1,032	$869	$336
Arizona	10	123,007	110,577	17,872
California	46	391,393	342,301	57,646
Colorado	10	129,395	119,656	21,461
Connecticut	4	35,817	32,783	5,348
Delaware	2	68,404	59,957	5,904
District of Columbia	5	243,863	206,794	33,733
Florida	4	11,913	9,988	1,435
Georgia	37	203,224	200,830	34,254
Hawaii	12	483,387	483,102	43,097
Kansas	1	7,312	5,876	1,949
Kentucky	1	11,527	11,160	2,334
Maryland	14	354,094	322,723	55,319
Massachusetts	38	349,094	306,960	56,968
Michigan	18	60,692	60,085	14,449
Minnesota	15	135,053	118,166	17,265
Missouri	3	26,407	24,649	3,850
New Hampshire	1	22,170	19,363	2,501
New Jersey	4	36,524	30,488	5,242
New Mexico	16	109,648	101,909	19,510
New York	18	213,193	188,125	33,205
Ohio	15	42,015	39,488	5,896
Oklahoma	5	46,636	40,048	4,546
Pennsylvania	28	901,559	794,719	138,654
Rhode Island	1	8,010	6,558	1,065
Tennessee	3	55,262	51,059	8,464
Texas	31	425,398	371,427	50,107
Virginia	10	100,932	89,292	17,492
Washington	20	72,725	68,749	10,518
West Virginia	1	4,969	4,190	673
Wyoming	1	10,414	8,767	1,347
Total real estate	375	$4,685,069	$4,230,658	$672,440

(1)          Annualized rent is rents pursuant to signed leases as of December 31, 2004, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

At December 31, 2004, 20 office complexes we owned comprised of 83 properties with an aggregate cost of $928.7 million were secured by mortgage notes payable aggregating $443.1 million, or $440.4 million net of unamortized discounts and premiums.

At December 31, 2004, the carrying book values of our equity ownership of Senior Housing and Hospitality Properties were $108.7 million and $99.1 million, respectively, and the market values of these equity positions were $164.0 million and $184.0 million, respectively.  During 2004 we sold 4.1 million of our Senior Housing shares and Senior Housing completed public offerings of common shares that reduced our ownership percentage to 12.6%.  At December 31, 2004, Senior Housing owned 181 senior housing properties and Hospitality Properties owned 285 hotels.

As of December 31, 2004, we had an outstanding agreement to purchase 8.2 million square feet of industrial lands in Oahu, HI from the estate of James Campbell and affiliates.  During February 2005 we completed diligence and committed to the acquisition of these lands for $115.5 million, plus closing costs.  The closing of this acquisition is expected to occur some time between June and December of 2005.

Item 3.  Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HRP).  The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE composite transactions reports:

	High	Low

2003

First Quarter	$8.90	$8.08
Second Quarter	9.67	8.54
Third Quarter	9.50	8.50
Fourth Quarter	10.35	9.10

2004

First Quarter	11.37	9.76
Second Quarter	11.39	8.25
Third Quarter	11.07	9.86
Fourth Quarter	12.99	10.96

The closing price of our common shares on the NYSE on March 7, 2005, was $13.05 per share.

As of March 7, 2005, there were 3,433 shareholders of record, and we estimate that as of such date there were in excess of 86,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below.  Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2003	2004

First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.21
Fourth Quarter	0.20	0.21
Total	$0.80	$0.82

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

Item 6.  Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share data.

Income Statement Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
Total revenues (1)	$603,229	$500,316	$414,073	$387,806	$401,389
Income before gain on sale of properties	162,829	114,446	106,763	82,804	117,697
Net income (2)	162,829	114,446	106,763	82,804	142,272
Net income available for common shareholders (2) (3)	116,829	68,446	79,138	65,962	142,272
Common distributions declared (4)	147,156	118,348	103,056	113,135	121,385

Weighted average common shares outstanding	176,157	136,270	128,817	130,253	131,937

Per Common Share:
Income before gain on sale of properties	$0.66	$0.50	$0.61	$0.51	$0.89
Net income available for common shareholders (3)	0.66	0.50	0.61	0.51	1.08
Common distributions declared (4)	0.83	0.80	0.80	0.87	0.92

Balance Sheet Data

	December 31,
	2004	2003	2002	2001	2000
Real estate properties, at cost (5)	$4,685,069	$3,891,966	$3,074,656	$2,592,487	$2,546,023
Real estate mortgages receivable, net	—	—	—	—	6,449
Equity investments	207,804	260,208	264,087	273,442	314,099
Total assets	4,813,330	4,013,244	3,221,652	2,805,426	2,900,143
Total indebtedness, net	2,355,031	1,876,821	1,215,977	1,097,217	1,302,950
Total shareholders’ equity	2,307,194	2,011,651	1,926,273	1,656,500	1,529,212

(1)   Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)   Changes in net income and net income available for common shareholders reflect property acquisitions during all periods presented; gains of $30.0 million recognized in 2004 from equity transactions of equity investments and the sale of 4.1 million of our Senior Housing shares; dividends on $500 million of preferred shares issued by us during September 2002 and February 2001; the $19.3 million loss on equity transactions of equity investments in 2001; and the $18.7 million decrease in equity in earnings of equity investments during 2001.

(3)   Net income available for common shareholders is net income reduced by preferred distributions.

(4)   Includes non recurring distributions of common shares of Five Star Quality Care, Inc. in 2001.  Cash distributions declared with respect to 2001 were $103,783, or $0.80 per common share.

(5)   Excludes value of acquired real estate leases pursuant to FAS 141.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K.

OVERVIEW

We primarily own office buildings located throughout the United States.  We also own approximately 10 million square feet of leased commercial and industrial lands located in Oahu, Hawaii and have minority holdings in shares of our former subsidiaries, Senior Housing and Hospitality Properties.

Property Operations

As of December 31, 2004, 93.0% of our total square feet was leased, compared to 93.5% leased as of December 31, 2003.  These results reflect average occupancy of approximately 95% at properties we acquired during 2003 and 2004, a 0.5 percentage decrease in occupancy at properties we owned continuously since October 1, 2003, and a 0.4 percentage decrease in occupancy at properties we owned continuously since January 1, 2003.  During the year ended December 31, 2004, we signed new leases for 1.7 million square feet and lease renewals for 2.8 million square feet, at weighted average rental rates that were 3% below prior rents.  Average lease terms for leases signed during 2004 were 8.7 years.  Commitments for tenant improvement and leasing commission costs for leases signed during 2004 totaled $28.31 per square foot on a weighted average basis.

During the second half of 2004, the rate of decline in occupancies at some of our continuously owned buildings seems to have slowed.  Also, quoted office rent rates in most of the areas where our properties are located seem to have stabilized.  However, we continue to experience strong competition to retain and attract office tenants in the form of landlord funded tenant build outs and increased leasing commissions payable to tenant brokers.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We expect that present leasing market conditions may continue until an increase in office employment causes office occupancies to increase in the respective market areas.  We do not know how long it may take the present market conditions affecting our properties to change.  At this time, however, we believe that modest declines in occupancies and in effective rents will continue to depress the financial results at some of our currently owned office buildings for at least one year.  There are too many variables for us to reasonably project what the financial impact of these market conditions will be on our results for future periods.

Investment Activities

During 2004 we acquired 136 properties with 8.3 million square feet for aggregate gross purchase prices totaling $818.3 million, including 66 office properties with 5.1 million square feet for $674.4 million and 70 industrial properties with 3.2 million square feet for $143.9 million.  At the time of acquisition, these properties were approximately 90% leased and projected to yield approximately 10% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses.  During 2004, we sold 4.1 million common shares of Senior Housing.  After this sale, we owned 8.7 million Senior Housing common shares, or 12.6% of Senior Housing outstanding common shares at December 31, 2004.

Financing Activities

During 2004 we issued 34.5 million common shares in a public offering, raising net proceeds of $323.6 million, issued $400 million 6.25% unsecured senior notes due 2016 and entered into an unsecured $350 million term loan which bears interest at LIBOR plus a premium and matures in 2009.  Proceeds from these financing activities were used to repay amounts outstanding under our revolving credit facility and for general business purposes.  In 2004 we also redeemed our $143 million 8.50% unsecured senior notes due 2013, at par, using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	$ Change	% Change
	(in thousands, except per share data)
Revenues:
Rental income	$603,229	$500,316	$102,913	20.6%
Total revenues	603,229	500,316	102,913	20.6%

Expenses:
Operating expenses	227,853	192,813	35,040	18.2%
Depreciation and amortization	112,380	93,273	19,107	20.5%
General and administrative	25,170	19,338	5,832	30.2%
Total expenses	365,403	305,424	59,979	19.6%

Operating income	237,826	194,892	42,934	22.0%

Interest income	638	411	227	55.2%
Interest expense	(118,212)	(101,144)	(17,068)	(16.9)%
Loss on early extinguishment of debt	(2,866)	(3,238)	372	11.5%
Equity in earnings of equity investments	15,457	23,525	(8,068)	(34.3)%
Gain on sale of shares of equity investments	21,550	—	21,550	—
Gain on issuance of shares by equity investees	8,436	—	8,436	—
Net income	162,829	114,446	48,383	42.3%
Preferred distributions	(46,000)	(46,000)	—	—
Net income available for common shareholders	$116,829	$68,446	$48,383	70.7%

Weighted average common shares outstanding	176,157	136,270	39,887	29.3%

Net income available for common shareholders per share	$0.66	$0.50	$0.16	32.0%

Total revenues.  Total revenues increased for the year ended December 31, 2004, compared to the same period in 2003, primarily due to our acquisition of 136 properties in 2004 and 27 properties in 2003, partially offset by a decline in rents at some of our properties.  Occupancy, which includes space being prepared for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, at properties we owned continuously since January 1, 2003, was 90.3% at December 31, 2004, compared to 90.7% at December 31, 2003.  Rental income includes non cash straight line rent adjustments totaling $22.3 million in 2004 and $16.6 million in 2003 and amortization of acquired real estate leases and obligations totaling ($3.0) million in 2004 and $1.1 million in 2003.  Rental income also includes lease termination fees totaling $3.7 million in 2004 and $3.3 million in 2003.

Total expenses.  Total expenses for the year ended December 31, 2004, increased from the year ended December 31, 2003, due to increases in operating expenses, depreciation and amortization and general and administrative expenses related to the acquisition of properties in 2004 and 2003.

Interest expense.  Interest expense increased for the year ended December 31, 2004, compared to the year ended December 31, 2003, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2004 and 2003.  In 2004 we issued $400 million unsecured 6.25% senior notes due 2016; entered into an unsecured $350 million term loan bearing interest at LIBOR plus a premium; and assumed $112.3 million of debt in connection with two acquisitions completed in 2004.  The weighted average interest rate on all of our outstanding debt at December 31, 2004 and 2003, was 5.7%.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2004 represents the write off of deferred financing fees associated with the repayment of $143 million of our senior notes due 2013.  The loss on early extinguishment of debt in 2003 represents similar losses associated with the repayment of $90 million of senior notes due 2009 and $65 million of senior notes due 2011.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased during the year ended December 31, 2004, from the year ended December 31, 2003, due to lower earnings recognized from our investments in Senior Housing and Hospitality Properties.  The decrease in earnings from Senior Housing is due primarily to our sale of 4.1 million Senior Housing common shares we owned in 2004.  The decrease in earnings from Hospitality Properties reflects our pro rata share, totaling $6.9 million, of income from lease terminations recognized by Hospitality Properties in 2003.

Gain on sale of shares of equity investments.  The 2004 gain on sale of shares of equity investments reflects the sale of 4.1 million Senior Housing common shares we owned.

Gain on issuance of shares by equity investees.  The 2004 gain on issuance of shares by equity investees reflects the issuance of common shares during 2004 by both Senior Housing and Hospitality Properties at prices above our per share carrying value.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders for the year ended December 31, 2004, from the year ended December 31, 2003, is due primarily to the gain on sale of Senior Housing shares, the gain on issuance of shares by equity investees and property acquisitions in 2004 and 2003, offset by a decrease in earnings from equity investments and an increase in interest expense from the issuance of additional debt.  Net income available for common shareholders is net income reduced by preferred distributions.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	$ Change	% Change
	(in thousands, except per share data)
Revenues:
Rental income	$500,316	$414,073	$86,243	20.8%
Total revenues	500,316	414,073	86,243	20.8%

Expenses:
Operating expenses	192,813	152,614	40,199	26.3%
Depreciation and amortization	93,273	68,750	24,523	35.7%
General and administrative	19,338	16,815	2,523	15.0%
Total expenses	305,424	238,179	67,245	28.2%

Operating income	194,892	175,894	18,998	10.8%

Interest income	411	858	(447)	(52.1)%
Other income	—	2,035	(2,035)	(100.0)%
Interest expense	(101,144)	(86,360)	(14,784)	(17.1)%
Loss on early extinguishment of debt	(3,238)	(3,504)	266	7.6%
Equity in earnings of equity investments	23,525	19,261	4,264	22.1%
Loss on issuance of shares by equity investees	—	(1,421)	1,421	100.0%
Net income	114,446	106,763	7,683	7.2%
Preferred distributions	(46,000)	(27,625)	(18,375)	(66.5)%
Net income available for common shareholders	$68,446	$79,138	$(10,692)	(13.5)%

Weighted average common shares outstanding	136,270	128,817	7,453	5.8%

Net income available for common shareholders per share	$0.50	$0.61	$(0.11)	(18.0)%

Total revenues.  Total revenues increased for the year ended December 31, 2003, compared to the same period in 2002, primarily due to our acquisition of 27 properties in 2003 and 23 properties in 2002, partially offset by a decline in rents resulting from a decrease in occupancy at some of our properties.  Average occupied space, which includes space being prepared for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, was 91.8% for the year ended December 31, 2003, and 92.5% for the year ended December 31, 2002.  Rental income includes non cash straight line rent adjustments totaling $16.6 million in 2003 and $10.8 million in 2002 and amortization of acquired real estate leases and obligations totaling $1.1 million in 2003.  Rental income also includes lease termination fees of $3.3 million in 2003 and $1.6 million in 2002.

Total expenses.  Total expenses for the year ended December 31, 2003, increased from the year ended December 31, 2002, due to increases in operating expenses, depreciation and amortization and general and administrative expenses related to the acquisition of properties in 2003 and 2002.

Other income.  Other income for the year ended December 31, 2002, represents dividend income and a gain from the sale of securities we owned prior to 2002.

Interest expense.  Interest expense increased for the year ended December 31, 2003, compared to the year ended December 31, 2002, reflecting an increase in our weighted average interest rate and an increase in total debt outstanding which was used primarily to finance acquisitions in 2003 and 2002.  In 2003 we issued unsecured senior notes aggregating $450 million in two separate public offerings.  The notes bear interest at 6.40% and 5.75% and mature in 2015 and 2014, respectively.  The weighted average interest rate on all of our outstanding debt at December 31, 2003 and 2002, was 5.7% and 7.1%, respectively.

Loss on early extinguishment of debt.  In 2003 we repaid $90 million of senior notes due 2009 and $65 million of senior notes due 2011 and recognized a loss of $3.2 million representing the write off of deferred financing fees.  We repaid $160 million of senior notes in 2002 for a loss of $3.5 million.

Equity in earnings of equity investments.  Equity in earnings of equity investments increased during the year ended December 31, 2003, from the year ended December 31, 2002, due primarily to our pro rata share, totaling $6.9 million, of income from lease terminations recognized by Hospitality Properties in 2003.

Loss on issuance of shares by equity investees.  The loss on issuance of shares by equity investees in 2002 reflects the issuance of common shares by Senior Housing at a price below our per share carrying value.

Net income.  The increase in net income for the year ended December 31, 2003 from the year ended December 31, 2002, is due primarily to property acquisitions in 2003 and 2002, higher equity in earnings from Hospitality Properties and the loss recognized in 2002 from the issuance of common shares by Senior Housing, offset by a decline in rents resulting from a decrease in occupancy at some of our properties, lower dividend income and gains from the sale of securities, and an increase in interest expense during 2003 from the issuance of debt.

Net income available for common shareholders.  Net income available for common shareholders decreased for the year ended December 31, 2003, compared to the same period in 2002, reflecting distributions during 2003 on our series B preferred shares which were issued in September 2002.  Net income available for common shareholders is net income reduced by preferred distributions.

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

Cash flows provided by (used for) operating, investing and financing activities were $209.2 million, ($682.7) million and $483.9 million, respectively, for the year ended December 31, 2004, and $200.5 million, ($826.4) million and $625.1 million, respectively, for the year ended December 31, 2003.  Changes in all three categories between 2004 and 2003 are primarily related to our sale of 4.1 million Senior Housing common shares in 2004, our purchase of properties, our repayments and issuances of debt obligations and our issuance of common shares in 2004 and 2003.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating expenses, we maintain an unsecured revolving credit facility with a group of commercial banks.  At December 31, 2004, there was $175 million outstanding and $385 million available on our revolving credit facility, and we had cash and cash equivalents of $22 million.  In January 2005, we amended this credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in this facility were also amended to reflect current market conditions.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

A summary of our outstanding debt as of December 31, 2004, is as follows (dollars in thousands):

	Coupon Rate	Interest Rate (1)	Principal Balance	Maturity Date	Due at Maturity	Years to Maturity
Secured debt:

See notes (2)(3)	8.700%	4.750%	$76,039	10/11/20	$9,036	15.8
Executive Park, Atlanta, GA, excluding buildings 3, 5 and 12 (4)	8.500%	5.070%	29,750	4/11/28	4,937	23.3
2665 Long Lake Road, Minneapolis, MN	7.020%	7.020%	16,589	2/1/08	15,724	3.1
4545 Seton Center Parkway, Austin, TX	8.400%	8.400%	10,044	4/1/07	9,433	2.2
2420 and 2430 Stevens Center, Richland, WA	8.000%	8.000%	6,546	11/15/08	1,004	3.9
138 Delaware Avenue, Buffalo, NY	5.170%	5.170%	5,944	1/1/09	134	4.0
One Franklin Plaza, Philadelphia, PA (5)	6.794%	7.383%	43,407	1/1/29	2,478	24.0
See note (6)	6.814%	7.842%	249,219	1/31/11	225,547	6.1
179 and 183 Sully’s Trail, Rochester, NY	6.000%	6.000%	5,580	10/11/12	4,507	7.8
Total / weighted average secured debt	7.278%		$443,118		$272,800	10.4

Unsecured debt:

Unsecured floating rate debt:
Revolving credit facility (LIBOR +80 basis points) (7)	2.400%	2.400%	$175,000	4/28/06	$175,000	1.3
Term loan (LIBOR + 80 basis points)	2.300%	2.300%	350,000	8/24/09	350,000	4.6
Total / weighted average unsecured floating rate debt	2.333%		$525,000		$525,000	3.5

Unsecured fixed rate debt:
Senior notes due 2005 (8)	6.700%	6.824%	$100,000	2/23/05	$100,000	0.1
Senior notes due 2010	8.875%	9.000%	30,000	8/1/10	30,000	5.6
Senior notes due 2010	8.625%	8.770%	20,000	10/1/10	20,000	5.8
Senior notes due 2012	6.950%	7.179%	200,000	4/1/12	200,000	7.3
Senior notes due 2013	6.500%	6.693%	200,000	1/15/13	200,000	8.0
Senior notes due 2014	5.750%	5.828%	250,000	2/15/14	250,000	9.1
Senior notes due 2015	6.400%	6.601%	200,000	2/15/15	200,000	10.1
Senior notes due 2016	6.250%	6.470%	400,000	8/15/16	400,000	11.6
Total / weighted average unsecured fixed rate debt	6.440%		$1,400,000		$1,400,000	8.8

Total / weighted average unsecured debt	5.320%		$1,925,000		$1,925,000	7.4

Total / weighted average secured debt	7.278%		$443,118		$272,800	10.4
Total / weighted average unsecured floating rate debt	2.333%		525,000		525,000	3.5
Total / weighted average unsecured fixed rate debt	6.440%		1,400,000		1,400,000	8.8
Total / weighted average debt	5.686%		$2,368,118		$2,197,800	7.9

(1)   Includes the effect of interest rate protection, mark-to-market accounting for certain assumed mortgages, and discounts on certain mortgages and unsecured notes. Excludes effects of offering and transaction costs and fees.

(2)   Airport Plaza, San Diego, CA, Bellevue Corporate Plaza, Bellevue (Seattle), WA, Montrose Office Center, Rockville, MD, 6 buildings at Corporate Square, Atlanta, GA, Parklane Towers, Dearborn, MI, 10 buildings at Fairlane Commerce Park, Dearborn, MI and Raintree Industrial Park, Solon (Cleveland), OH.

(3)   The loan becomes prepayable on 7/11/05.  On 10/11/05, the interest rate increases to at least 13.7% and the loan becomes subject to accelerated amortization.  We currently intend to prepay this loan in 2005.

(4)   The loan becomes prepayable on 1/11/08.  On 4/11/08, the interest rate increases to at least 13.5% and the loan becomes subject to accelerated amortization.  We currently intend to prepay this loan in 2008.

(5)   The loan becomes prepayable on 1/31/11.  On 1/31/11, the interest rate increases to 8.794% and the loan becomes subject to accelerated amortization.  We currently intend to prepay this loan in 2011.

(6)   Bridgepoint Square, Austin, TX, Lakewood on the Park, Austin, TX, 1600 Market Street, Philadelphia, PA, Cedars-Sinai Medical Office Towers, Los Angeles, CA, 1250 H Street NW, Washington, DC and 625 Indiana Avenue, Washington, DC.

(7)   In January 2005, we amended this unsecured revolving credit facility.  Among other changes, this amendment extended the maturity of this facility to 4/28/09 and lowered the interest payable on amounts drawn under this facility to LIBOR plus 65 basis points.

(8)          Our 2005 senior notes were repaid as scheduled on February 23, 2005.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2004, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year of Maturity	Secured Debt	Unsecured Floating Rate Debt		Unsecured Fixed Rate Debt		Total	Weighted Average Coupon Rate
2005	$9,761	$—		$100,000	(2)	$109,761	6.8%
2006	10,520	175,000	(1)	—		185,520	2.7%
2007	20,483	—		—		20,483	7.8%
2008	27,251	—		—		27,251	7.1%
2009	8,894	350,000		—		358,894	2.5%
2010	9,453	—		50,000		59,453	8.6%
2011	231,203	—		—		231,203	6.8%
2012	10,177	—		200,000		210,177	7.0%
2013	6,056	—		200,000		206,056	6.6%
2014 and thereafter	109,320	—		850,000		959,320	6.4%
	$443,118	$525,000		$1,400,000		$2,368,118	5.7%

(1)          In January 2005, the maturity of this revolving credit facility was extended to 2009.

(2)          Represents $100 million of 6.70% senior notes paid in February 2005.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  On June 28, 2004, our shelf registration statement to increase securities available for issuance to $2.7 billion became effective, and as of December 31, 2004, $2.3 billion was available.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our own credit ratings.  We have no control over market conditions, but we expect both short and long term debt costs to increase gradually for at least the next few months.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During 2004 we purchased 136 properties for $824.7 million, including closing costs, and funded improvements to our owned properties totaling $60.3 million.  We allocated $99.1 million of our total 2004 acquisition costs to acquired real estate leases and $12.4 million to acquired real estate lease obligations.  Included in these acquisitions is the purchase of Hallwood Realty Partners, L.P., or Hallwood, on July 16, 2004, for an aggregate net purchase price of $434.7 million, including closing costs.  Hallwood, formerly a publicly traded limited partnership, owned a portfolio of 113 office and industrial properties that contain 5.2 million square feet of space and are located in seven metropolitan areas.  At the time of acquisition, the Hallwood properties were leased to approximately 500 tenants under leases expiring between 2004 and 2020.  We assumed approximately $207 million of Hallwood’s outstanding mortgage debt and we repaid approximately $100 million of this mortgage debt simultaneously with the purchase closing.  The balance of this mortgage debt is prepayable in 2005 and 2008.  We funded all our 2004 acquisitions with cash on hand and by borrowing under our revolving credit facility.  As of December 31, 2004, we had an outstanding agreement to purchase 8.2 million square feet of industrial lands in Oahu, HI from the estate of James Campbell and affiliates.  During February 2005 we completed diligence and committed to the acquisition of these lands for $115.5 million, plus closing costs.  While the closing of this acquisition is expected to occur some time between June and December of 2005, there can be no assurance that it will close or that the closing will not be delayed.

During the year ended December 31, 2004 and 2003, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Year Ended December 31,
	2004	2003
Tenant improvements	$31,380	$26,932
Leasing costs	24,947	9,975
Building improvements	21,294	11,318
Development and redevelopment activities	7,647	6,721

Commitments made for expenditures in connection with leasing space during the year ended December 31, 2004, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the year	4,452	2,794	1,658
Total commitments for tenant improvements and leasing costs	$126,035	$55,766	$70,269
Leasing costs per square foot (whole dollars)	$28.31	$19.96	$42.38
Average lease term (years)	8.7	8.1	9.6
Leasing costs per square foot per year (whole dollars)	$3.25	$2.38	$2.46

At December 31, 2004, we owned 8.7 million, or 12.6%, of the common shares of beneficial interest of Senior Housing with a carrying value of $108.7 million and a market value, based on quoted market prices, of $164.0 million, and 4.0 million, or 6.0%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $99.1 million and a market value, based on quoted market prices, of $184.0 million.  During the year ended December 31, 2004, we received cash distributions totaling $13.1 million from Senior Housing and $11.5 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In 2004 Senior Housing completed public offerings of 10 million common shares and in connection with these public offerings we sold 4.1 million Senior Housing common shares we owned.  As a result of these transactions, our ownership percentage in Senior Housing was reduced from 21.9% to 12.6%, and we recognized gains aggregating $25.9 million.  We expect cash distributions received by us from Senior Housing calculated at their current rate to decrease from $13.1 million to approximately $11.1 million per year.  In 2004 Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.4% to 6.0%.  As a result of this transaction, we recognized a gain of $4.1 million.  On March 7, 2005, the market values of our Senior Housing and Hospitality Properties shares were $158.9 million and $170.1 million, respectively.  In the future we may decide to sell some or all of our remaining Hospitality Properties or Senior Housing shares, based upon several factors including available alternative uses for the sale proceeds and the prices at which sales may be accomplished.

In January 2004 we issued 34.5 million common shares in a public offering at $9.89 per share, raising gross proceeds of $341.2 million.  Net proceeds of this offering totaling $323.6 million, were used to reduce amounts outstanding under our revolving credit facility.

In February 2004 we entered into a new five year $250 million unsecured term loan with a group of banks.  Terms of the new loan include interest at LIBOR plus an 80 basis point spread, which averaged a total of 2.3% from February to December 2004.  In August 2004 we increased this term loan by $100 million and amended the term loan to extend the maturity date by six months to August 24, 2009.  The term loan, as amended, permits prepayment of the loan without penalty beginning in February 2006.  In August 2004 we issued $400 million unsecured senior notes in a public offering, raising net proceeds of $392.2 million.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in August 2016.  Net proceeds from these financing transactions were used to repay amounts outstanding under our revolving credit facility and for general business purposes.  In February 2004 we redeemed at par, our $143 million 8.50% senior notes due in November 2013.  We funded this redemption by borrowing under our revolving credit facility.  In connection with this redemption, we recognized a loss of $2.9 million from the write off of deferred financing fees.

As of December 31, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,368,118	$109,761	$206,003	$386,145	$1,666,209
Tenant Related Obligations (1)	94,410	74,290	20,120	—	—
Purchase Obligations (2)	115,500	115,500	—	—	—
Projected Interest Expense (3)	1,094,317	125,006	246,086	235,664	483,561
Total	$3,673,345	$425,557	$472,209	$621,809	$2,149,770

(1)     Committed tenant related obligations are based on leases executed as of December 31, 2004.

(2)     Represents the purchase price to acquire 8.2 million square feet of industrial lands in Oahu, HI as agreed to in February 2005.

(3)     Projected interest expense is attributable to only the long-term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

                As of December 31, 2004, we have no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at December 31, 2004, were our unsecured revolving credit facility, our unsecured $350 million term loan and our $1.4 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At December 31, 2004, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $443.1 million of mortgage notes outstanding at December 31, 2004.

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

Related Party Transactions

We have agreements with RMR to originate and present investment opportunities to our board of trustees, and provide property management and administrative services to us.  RMR is beneficially owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees.  Each of our executive officers are also officers of RMR.  Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our contracts with RMR at least annually and make determinations regarding renewals.  Any termination of our contract with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders.  Our current contract with RMR expires on December 31, 2005.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of construction costs.  The incentive fee to RMR is paid in our common shares.

In October 2003 we entered an agreement with Senior Housing pursuant to which Senior Housing agreed to file a registration statement with respect to the Senior Housing shares we own and use reasonable efforts to effect the registration of those shares.  We paid the expenses of this registration.  The registration statement became effective October 24, 2003.  In 2004 Senior Housing completed two public offerings of five million each of its common shares.  Simultaneously with these offerings, we sold a total of 4,148,500 of the Senior Housing shares we owned.  We and Senior Housing were parties to underwriting agreements in connection with these offerings.  Senior Housing did not receive any proceeds from our sale of its shares and we paid our pro rata share of the expenses of these offerings.

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

•                  classification of leases; and

•                  investments in Senior Housing and Hospitality Properties.

We have historically allocated the purchase prices of properties to land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies commissioned from independent real estate appraisal firms.

Purchase price allocations to land, building and improvements are based on our determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods which we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors we consider in performing these analyses include estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

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

Our investments in Senior Housing and Hospitality Properties are accounted for using the equity method of accounting.  Under the equity method we record our percentage share of net earnings from Senior Housing and Hospitality Properties in our consolidated statement of income.  Under the equity method, accounting policy judgments made by Senior Housing and Hospitality Properties could have a material effect on our net income.  Also, if we determine that there is an other than temporary decline in the fair value of these investments, their cost basis would be written down to fair value and the amount of the write down would be included in our earnings.  In evaluating the fair value of these investments, we have considered, among other things, the quoted prices, the financial condition and near term prospects of each investee, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for their respective industries generally.

IMPACT OF INFLATION

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate investments to increase.  Inflation might also cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income becomes insufficient to pay our rent.  To mitigate the adverse impact of increased operating costs, we require some of our tenants to provide guarantees or security for our rent.  To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future.  The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2003.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.  At December 31, 2004, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$100.0 million	6.700%	2005
$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$200.0 million	6.950%	2012
$200.0 million	6.500%	2013
$250.0 million	5.750%	2014
$200.0 million	6.400%	2015
$400.0 million	6.250%	2016

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$10.0 million	8.400%	2007
$16.6 million	7.020%	2008
$6.5 million	8.000%	2008
$5.9 million	5.170%	2009
$249.2 million	6.814%	2011
$5.6 million	6.000%	2012
$76.0 million	8.700%	2020
$29.8 million	8.500%	2028
$43.4 million	6.794%	2029

The secured notes are secured by 83 of our office properties located in 20 office complexes and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at December 31, 2004, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $12.2 million.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at December 31, 2004, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $60 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a makewhole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  For example, in February 2004, we redeemed at par, our $143 million 8.50% senior notes due in November 2013.  We funded this redemption with cash on hand and borrowings under our revolving credit facility.

At December 31, 2004, we had $175 million outstanding and $385 million available for drawing under our unsecured revolving credit facility and $350 million outstanding on our unsecured term loan.  Our term loan matures in August 2009.  In January 2005 we amended our revolving credit facility to extend the maturity date from April 2006 to April 2009, and to increase the available borrowing amount from $560 million to $750 million.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our term loan may be made without penalty beginning in February 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the average interest rate payable on our revolver and term loan was 2.3% during 2004.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At December 31, 2004	2.3%	$525,000	$12,075
10% reduction	2.1%	$525,000	$11,025
10% increase	2.5%	$525,000	$13,125

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to changes in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is designed to provide reasonable assurance to our management and board of trustees regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2004 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

In March 2004 we adopted a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our code of business conduct and ethics is posted on our website, www.hrpreit.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements under our 2003 Incentive Share Award Plan, or the Award Plan.  In addition, our independent trustees receive 1,500 shares per year each as part of their annual compensation for serving as our trustees.  The terms of grants made under the Award Plan are determined by our trustees at the time of the grant.    The following table is as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	None.

Equity compensation plans not approved by security holders	None.	None.	6,383,378

Total	None.	None.	6,383,378

Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

3.10	Composite copy of Amended and Restated By-laws of the Company dated March 20, 2003, as amended to date. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.1	Form of Common Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

4.2	Form of Temporary 9 7/8% Series A Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 16, 2001)

4.3	Form of Temporary 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2002)

4.4	Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.5

Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 13, 2004)

4.6

Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company (“State Street”), as Trustee.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.7

Supplemental Indenture No. 3, dated as of February 23, 1998, by and between the Company and State Street, relating to the Company’s 6.7% Senior Notes due 2005, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.8

Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.9

Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2000)

4.10

Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.11

Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.12

Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank National Association (“U.S. Bank”), relating to 6.40% Senior Notes due 2015, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.13

Supplemental Indenture No. 13, dated as of October 30, 2003, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2014, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

4.14

Supplemental Indenture No. 14, dated as of August 5, 2004, by and between the Company and U.S. Bank, relating to 6 1/4% Senior Notes due 2016, including form thereof. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 27, 2004)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1

Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc. (“RMR, Inc.”). (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 11, 1998)

10.2

Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 16, 1999)

10.3

Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and RMR LLC. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.4	Master Management Agreement, dated as of January 1, 1998, by and between the Company and RMR, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.5	2003 Incentive Share Award Plan. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

10.6	Form of Restricted Share Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.7	Representative Indemnification Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.8

Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 12, 1999)

10.9

Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC (“Cedars”), Herald Square LLC (“Herald Square”), Indiana Avenue LLC (“Indiana Avenue”), Bridgepoint Property Trust (“Bridgepoint”), Lakewood Property Trust (“Lakewood”) and 1600 Market Street Property Trust (“1600 Market Street”), collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc. (“Merrill”), as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.10

Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars, Herald Square, Indiana Avenue, Bridgepoint, Lakewood and 1600 Market Street, collectively as Borrowers, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.11

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint in favor of William Z. Fairbanks, Jr. (“Fairbanks”) and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.12

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood in favor of Fairbanks and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.13

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square to Lawyers Title Realty Services, Inc. (“Lawyers Title”) for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.14

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Indiana Avenue to Lawyers Title for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.15

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars to Lawyers Title Company for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.16

Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.17

Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC (“College Park”), as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.18

Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust (“Franklin Plaza”), as Borrower, and Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.19

Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza, as Borrower, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.20

Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.21

Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.22

Term Loan Agreement, dated as of February 25, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.23

First Amendment to Term Loan Agreement, dated as of August 20, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.24

Amended and Restated Credit Agreement, dated as of January 25, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 25, 2005)

10.25

Purchase and Sale Agreement, dated as of November 6, 2003, by and between the Trustees Under the Will and of the Estate of Samuel Damon, Deceased, as seller, and the Company, as purchaser.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 5, 2003)

10.26

First Amendment to Purchase and Sale Agreement, dated as of December 4, 2003, between the Trustees Under the Will and of the Estate of Samuel Damon, Deceased, as seller, and the Company, as purchaser.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 5, 2003)

10.27

Agreement and Plan of Merger, dated as of April 16, 2004, by and among the Company, HWP LP Acquisition LLC (“HWP”), Hallwood Realty, LLC (“Hallwood LLC”) and Hallwood Realty Partners, L.P. (“Hallwood”). (incorporated by reference to Exhibit 1 to the filing on Schedule 13D by the Company, Reit Management & Research LLC (“RMR LLC”) and Reit Management & Research Trust (“RMR Trust”) relating to units of limited partner interest of Hallwood)

10.28

First Amendment to Agreement and Plan of Merger, dated as of May 11, 2004, by and among the Company, HWP, Hallwood LLC and Hallwood. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 11, 2004)

10.29

Purchase Agreement, dated as of April 16, 2004, by and among the Company, HRP GP, LLC (“HRP GP”), Hallwood LLC, Hallwood Commercial Real Estate, LLC (“Hallwood Commercial”), HWG, LLC (“HWG”), HWG Realty Investors, LLC, HWG 98 Advisors, Inc. (“HWG 98”), HWG 95 Advisors, Inc. (“HWG 95”) and The Hallwood Group Incorporated (the “Hallwood Group”). (incorporated by reference to Exhibit 2 to the filing on Schedule 13D by the Company, RMR LLC and RMR Trust relating to units of limited partner interest of Hallwood)

10.30

First Amendment to Purchase Agreement, dated as of May 11, 2004, by and among the Company, HRP GP, Hallwood LLC, Hallwood Commercial, HWG, HWG Realty, HWG 98, HWG 95 and the Hallwood Group. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 11, 2004)

12.1	Computation of ratio of earnings to fixed charges. (filed herewith)

12.2	Computation of ratio of earnings to combined fixed charges and preferred distributions. (filed herewith)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of Ernst & Young LLP. (filed herewith)

23.2	Consent of Sullivan & Worcester LLP. (included as part of Exhibit 8.1 hereto)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Amended and Restated Charter of the Compensation Committee, adopted on January 10, 2005. (furnished herewith)

99.2	Composite Copy of Governance Guidelines, effective January 10, 2005. (furnished herewith)

(+)	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HRPT Properties Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited management’s assessment, included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting, that HRPT Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  HRPT Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures for the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HRPT Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, HRPT Properties Trust maintained, in material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of HRPT Properties Trust and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Real estate properties, at cost:
Land	$928,106	$852,983
Buildings and improvements	3,756,963	3,038,983
	4,685,069	3,891,966
Accumulated depreciation	(454,411)	(363,015)
	4,230,658	3,528,951
Acquired real estate leases	149,063	68,983
Equity investments in former subsidiaries	207,804	260,208
Cash and cash equivalents	21,961	11,526
Restricted cash	22,257	10,674
Rents receivable, net of allowance for doubtful accounts of $4,594 and $4,568, respectively	113,504	83,973
Other assets, net	68,083	48,929
Total assets	$4,813,330	$4,013,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$175,000	$412,000
Senior unsecured debt, net	1,739,624	1,136,311
Mortgage notes payable, net	440,407	328,510
Accounts payable and accrued expenses	67,716	60,541
Acquired real estate lease obligations	39,843	33,206
Rent collected in advance	15,208	13,135
Security deposits	11,920	9,520
Due to affiliates	16,418	8,370
Total liabilities	2,506,136	2,001,593

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; 8,000,000 shares issued and outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 ¾% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized; 177,316,525 and 142,773,925 shares issued and outstanding, respectively	1,773	1,428
Additional paid in capital	2,394,946	2,071,203
Cumulative net income	1,287,790	1,124,961
Cumulative common distributions	(1,729,587)	(1,584,213)
Cumulative preferred distributions	(130,663)	(84,663)
Total shareholders’ equity	2,307,194	2,011,651
Total liabilities and shareholders’ equity	$4,813,330	$4,013,244

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Rental income	$603,229	$500,316	$414,073

Expenses:
Operating expenses	227,853	192,813	152,614
Depreciation and amortization	112,380	93,273	68,750
General and administrative	25,170	19,338	16,815
Total expenses	365,403	305,424	238,179

Operating income	237,826	194,892	175,894

Interest income	638	411	858
Other income	—	—	2,035
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $4,341, $5,975 and $5,276, respectively)	(118,212)	(101,144)	(86,360)
Loss on early extinguishment of debt	(2,866)	(3,238)	(3,504)
Equity in earnings of equity investments	15,457	23,525	19,261
Gain on sale of shares of equity investments	21,550	—	—
Gain (loss) on issuance of shares by equity investees	8,436	—	(1,421)
Net income	162,829	114,446	106,763
Preferred distributions	(46,000)	(46,000)	(27,625)
Net income available for common shareholders	$116,829	$68,446	$79,138

Weighted average common shares outstanding	176,157	136,270	128,817

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.66	$0.50	$0.61

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares				Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Total
	Series A		Series B		Cumulative Preferred Distributions			Cumulative Common Distributions	Additional Paid in Capital
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares		Number of Shares	Common Shares
Balance at December 31, 2001	8,000,000	$193,086	—	$—	$(14,319)	128,808,747	$1,288	$(1,372,503)	$1,945,610	$903,752	$(414)	$1,656,500
Issuance of shares, net	—	—	12,000,000	289,849	—	—	—	—	—	—	—	289,849
Stock grants	—	—	—	—	—	16,500	—	—	143	—	—	143
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	106,763	—	106,763
Unrealized holding gains on investments	—	—	—	—	—	—	—	—	—	—	1,713	1,713
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Total comprehensive income	—	—	—	—	—	—	—	—	—	106,763	414	107,177
Distributions	—	—	—	—	(24,344)	—	—	(103,052)	—	—	—	(127,396)
Balance at December 31, 2002	8,000,000	193,086	12,000,000	289,849	(38,663)	128,825,247	1,288	(1,475,555)	1,945,753	1,010,515	—	1,926,273
Issuance of shares, net	—	—	—	—	—	13,835,100	139	—	124,479	—	—	124,618
Stock grants	—	—	—	—	—	114,330	1	—	971	—	—	972
Cancellation of shares	—	—	—	—	—	(752)	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	114,446	—	114,446
Total comprehensive income	—	—	—	—	—	—	—	—	—	114,446	—	114,446
Distributions	—	—	—	—	(46,000)	—	—	(108,658)	—	—	—	(154,658)
Balance at December 31, 2003	8,000,000	193,086	12,000,000	289,849	(84,663)	142,773,925	1,428	(1,584,213)	2,071,203	1,124,961	—	2,011,651
Issuance of shares, net	—	—	—	—	—	34,500,000	345	—	323,294	—	—	323,639
Stock grants	—	—	—	—	—	42,600	—	—	449	—	—	449
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	162,829	—	162,829
Total comprehensive income	—	—	—	—	—	—	—	—	—	162,829	—	162,829
Distributions	—	—	—	—	(46,000)	—	—	(145,374)	—	—	—	(191,374)
Balance at December 31, 2004	8,000,000	$193,086	12,000,000	$289,849	$(130,663)	177,316,525	$1,773	$(1,729,587)	$2,394,946	$1,287,790	$—	$2,307,194

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,829	$114,446	$106,763
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	95,977	79,661	65,489
Amortization of note discounts and premiums and deferred financing fees	4,341	5,975	5,276
Amortization of acquired real estate leases	13,271	6,954	—
Other amortization	6,139	5,563	3,261
Loss on early extinguishment of debt	2,866	3,238	177
Equity in earnings of equity investments	(15,457)	(23,525)	(19,261)
Gain on sale of shares of equity investments	(21,550)	—	—
(Gain) loss on issuance of shares by equity investees	(8,436)	—	1,421
Distributions of earnings from equity investments	15,457	21,383	19,261
Change in assets and liabilities:
(Increase) decrease in restricted cash	(11,583)	1,858	(1,195)
Increase in rents receivable and other assets	(54,346)	(32,346)	(15,563)
Increase in accounts payable and accrued expenses	7,175	11,139	5,514
Increase in rent collected in advance	2,073	2,200	3,011
Increase in security deposits	2,400	1,076	1,110
Increase in due to affiliates	8,048	2,834	2,746
Cash provided by operating activities	209,204	200,456	178,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(765,091)	(832,826)	(500,581)
Distributions in excess of earnings from equity investments	9,115	6,021	7,934
Proceeds from sale of common shares of equity investment	73,275	—	—
Proceeds from sale of real estate	—	385	740
Cash used for investing activities	(682,701)	(826,420)	(491,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares, net	—	—	289,849
Proceeds from issuance of common shares, net	323,639	124,618	—
Proceeds from borrowings	1,660,436	1,223,454	1,041,282
Payments on borrowings	(1,302,580)	(564,989)	(924,200)
Deferred financing fees	(6,189)	(3,319)	(3,809)
Distributions to common shareholders	(145,374)	(108,658)	(103,052)
Distributions to preferred shareholders	(46,000)	(46,000)	(24,344)
Cash provided by financing activities	483,932	625,106	275,726

Increase (decrease) in cash and cash equivalents	10,435	(858)	(38,171)
Cash and cash equivalents at beginning of period	11,526	12,384	50,555
Cash and cash equivalents at end of period	$21,961	$11,526	$12,384

See accompanying notes

	Year Ended December 31,
	2004	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $3,057 in 2002)	$101,255	$82,771	$83,954

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(119,958)	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$449	$972	$143
Assumption of mortgage notes payable	119,958	—	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986.  At December 31, 2004, we had investments in 375 properties and owned 12.6% and 6.0% of the common shares of Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties, respectively.

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

We have historically allocated the purchase prices of properties to land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of Financial Accounting Standard No. 141, “Business Combinations”, or FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases, and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on management’s estimates and, under some circumstances, studies commissioned from independent real estate appraisal firms.

Purchase price allocations to land, building and improvements are based on management’s determination of the relative fair values of these assets assuming the property is vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors we consider in performing these analyses include estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

Capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the non-cancelable periods of the respective leases.  Such amortization resulted in changes to rental income of ($3.0) million and $1.1 million during the years ended December 31, 2004 and 2003, respectively. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  Such amortization amounted to $10.3 million and $8.0 million during the years ended December 31, 2004 and 2003, respectively.  If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

Intangible lease assets and liabilities recorded by us for properties acquired in 2004 totaled $99.1 million and $12.4 million, respectively.  Intangible lease assets and liabilities recorded by us in 2003 totaled $48.6 million and $23.5 million, respectively.  Accumulated amortization of capitalized above and below market lease values was $2.7 million and $1.1 million at December 31, 2004, and 2003, respectively.  Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $17.4 million and $8.0 million at December 31, 2004 and 2003, respectively.  Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2004, are approximately $21.7 million in 2005, $18.9 million in 2006, $16.1 million in 2007, $14.5 million in 2008, $12.3 million in 2009 and $25.7 million thereafter.

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

Cash and Cash Equivalents.  Cash and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Restricted Cash.  Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service.

Other Assets, Net.  Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses.  Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans.  At December 31, 2004 and 2003, deferred financing fees totaled $27.2 million and $25.3 million, respectively, and accumulated amortization for deferred financing fees totaled $12.2 million and $9.8 million, respectively.  Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases.  Deferred leasing costs totaled $56.4 million and $34.3 million at December 31, 2004 and 2003, respectively, and accumulated amortization for deferred leasing costs totaled $14.1 million and $10.7 million, respectively.  Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2004, are approximately $10.0 million in 2005, $8.6 million in 2006, $7.5 million in 2007, $6.7 million in 2008, $5.5 million in 2009 and $19.0 million thereafter.

Revenue Recognition.  Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make payments required under their leases.  The computation of the allowance is based on the tenant’s payment history and current credit profile, as well as other considerations.

Earnings Per Common Share.  Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements, including our selected quarterly financial data, to conform to the current year’s presentation.

Income Taxes.  We are a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, we expect not to be subject to federal income taxes if we continue to distribute our taxable income and meet other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes on our income and property.  The characterization of our distributions paid in 2004, 2003 and 2002 was 66.5%, 69.1% and 76.6% ordinary income, respectively, and 32.9%, 30.9% and 23.4% return of capital, respectively, and 0.6% capital gain for 2004.

Use of Estimates.  Preparation of these financial statements in conformity with U.S. generally accepted accounting principles in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

Note 3.  Real Estate Properties

In July 2004 we purchased Hallwood Realty Partners, L.P., or Hallwood, for an aggregate net purchase price of $434.7 million, including closing costs.  Hallwood, formerly a publicly traded limited partnership, owned a portfolio of 113 office and industrial properties that contain 5.2 million square feet of space located in seven metropolitan areas.  At the time of acquisition, the Hallwood properties were leased to approximately 500 tenants with lease expirations between 2004 and 2020.  We assumed approximately $207 million of Hallwood’s outstanding mortgage debt and we repaid approximately $100 million of this mortgage debt simultaneously with the purchase closing.  The balance of this mortgage debt is prepayable in 2005 and 2008.  During 2004 we acquired an additional 23 properties for $390.1 million, including closing costs, and funded $60.3 million of improvements to our owned properties.  We funded all of these transactions with cash on hand and by borrowing under our revolving credit facility.  We allocated $99.1 million of our total 2004 acquisition costs to acquired real estate leases and $12.4 million to acquired real estate lease obligations.

As of December 31, 2004, we had an outstanding agreement to purchase 8.2 million square feet of industrial lands in Oahu, HI from the estate of James Campbell and affiliates.  During February 2005 we completed diligence and committed to the acquisition of these lands for $115.5 million, plus closing costs.  The closing of this acquisition is expected to occur some time between June and December of 2005.

Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2005 to 2051.  The triple net leases generally require the lessee to pay all property operating costs.  Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services.  We committed $126 million for expenditures related to 4.5 million square feet of leases executed during 2004.  Committed tenant related obligations based on executed leases as of December 31, 2004 were $94.4 million.

The future minimum lease payments to be received by us during the current terms of our leases as of December 31, 2004, are approximately $533.5 million in 2005, $506.3 million in 2006, $454.8 million in 2007, $401.7 million in 2008, $367.2 million in 2009 and $1.8 billion thereafter.

Note 4.  Equity Investments

At December 31, 2004 and 2003, we had the following equity investments (dollars in thousands):

	Ownership Percentage		Equity in Earnings		Equity Investments
	December 31,		Year Ended December 31,		December 31,
	2004	2003	2004	2003	2004	2003
Senior Housing	12.6%	21.9%	$8,583	$9,863	$108,668	$160,500
Hospitality Properties	6.0	6.4	6,874	13,662	99,136	99,708
			$15,457	$23,525	$207,804	$260,208

At December 31, 2004, we owned 8,660,738 common shares of beneficial interest of Senior Housing with a carrying value of $108.7 million and a market value, based on quoted market prices, of $164.0 million.  Senior Housing is a real estate investment trust that invests principally in senior housing real estate.  At December 31, 2004, Senior Housing owned 181 senior housing properties.

In January 2004 Senior Housing issued 5,000,000 common shares in a public offering for $18.20 per common share, raising net proceeds of $86.1 million.  Our ownership percentage in Senior Housing was reduced from 21.9% prior to this transaction to 20.2% after this transaction, and we recognized a gain of $966,000.  Simultaneously with this offering, in January and February 2004, we sold 3,148,500 common shares we owned of Senior Housing for $18.20 per common share, for gross proceeds of $57.3 million (net $54.4 million) and we recognized a gain of $14.8 million.  Our ownership percentage in Senior Housing was reduced from 20.2% prior to this transaction to 15.2% after this transaction.  In December 2004 Senior Housing issued another 5,000,000 common shares in a public offering for $19.86 per common share, raising net proceeds of $94.1 million.  Our ownership percentage in Senior Housing was reduced from 15.2% prior to this transaction to 14.1% after this transaction, and we recognized a gain of $3.4 million.  Simultaneously with this offering, we sold 1,000,000 common shares we owned of Senior Housing for $19.86 per common share, for gross proceeds of $19.9 million (net $18.9 million) and we recognized a gain of $6.7 million.  Our ownership percentage in Senior Housing was reduced from 14.1% prior to this transaction to 12.6% after this transaction.

During 2002 Senior Housing issued 15,000,000 common shares in a public offering for $13.72 per common share, raising net proceeds of $195.2 million.  As a result of this transaction, our ownership percentage in Senior Housing was reduced from 29.5% prior to this transaction to 21.9% after this transaction, and we recognized a loss of $1.4 million in 2002.

Summarized financial data of Senior Housing is as follows (in thousands, except per share data):

	December 31,
	2004	2003
Real estate properties, net	$1,401,720	$1,257,815
Cash and cash equivalents	3,409	3,530
Other assets	42,601	42,755
	$1,447,730	$1,304,100

Unsecured revolving bank credit facility	$37,000	$102,000
Senior unsecured notes due 2012 and 2015, net of discount	393,775	393,612
Other liabilities	126,288	80,582
Shareholders’ equity	890,667	727,906
	$1,447,730	$1,304,100

	Year Ended December 31,
	2004	2003	2002
Revenues	$148,523	$131,148	$122,297
Expenses	93,000	84,114	70,284
Income from continuing operations	55,523	47,034	52,013
Loss from discontinued operations	—	—	(1,829)
Gain (loss) on sale of properties	1,219	(1,160)	—
Net income	$56,742	$45,874	$50,184

Weighted average shares outstanding	63,406	58,445	56,416

Basic and diluted earnings per share:
Income from continuing operations	$0.88	$0.80	$0.92
Gain (loss) from sale of properties or discontinued operations	0.01	(0.02)	(0.03)
Net income	$.89	$0.78	$0.89

At December 31, 2004, we owned 4,000,000 common shares of beneficial interest of Hospitality Properties with a carrying value of $99.1 million and a market value, based on quoted market prices, of $184.0 million.  Hospitality Properties is a real estate investment trust that owns hotels.  At December 31, 2004, Hospitality Properties owned 285 hotels.

In 2004 Hospitality Properties issued 4,600,000 common shares in a public offering for $43.93 per common share, raising net proceeds of $192.7 million.  Our ownership percentage in Hospitality Properties was reduced from 6.4% prior to this transaction to 6.0% after this transaction, and we recognized a gain of $4.1 million.

Summarized financial data of Hospitality Properties is as follows (in thousands, except per share data):

	December 31,
	2004	2003
Real estate properties, net	$2,624,473	$2,685,208
Other assets	64,952	76,393
	$2,689,425	$2,761,601

Revolving credit facility	$72,000	$201,000
Senior notes, net of discounts	621,679	621,245
Security and other deposits	175,304	175,304
Other liabilities	134,569	118,524
Shareholders’ equity	1,685,873	1,645,528
	$2,689,425	$2,761,601

	Year Ended December 31,
	2004	2003	2002
Revenues	$645,368	$552,801	$348,706
Expenses	518,480	314,588	206,504
Income before gain on sale of real estate	126,888	238,213	142,202
Gain on sale of real estate	203	—	—
Net income	127,091	238,213	142,202
Preferred distributions	(9,674)	(14,780)	(7,572)
Excess of liquidation preference over carrying value of preferred shares	(2,793)	—	—
Net income available for common shareholders	$114,624	$223,433	$134,630

Weighted average common shares outstanding	66,503	62,576	62,538

Basic and diluted earnings per common share:
Net income available for common shareholders	$1.72	$3.57	$2.15

Note 5.  Shareholders’ Equity

We have reserved 6,445,978 of our common shares under the terms of our 2003 Incentive Share Award Plan, or the Award Plan.  Shares were awarded prior to July 2003 pursuant to our 1992 Incentive Share Award Plan.  During the years ended December 31, 2004, 2003 and 2002, 38,100 common shares with an aggregate market value of $409,000, 19,500 common shares with an aggregate market value of $181,000 and 15,000 common shares with an aggregate market value of $130,000, respectively, were awarded to our officers and employees of RMR pursuant to these plans.  In addition, our independent trustees were each awarded 1,500 common shares in 2004 and 500 common shares in 2003 and in 2002 as part of their annual fees.  The market values of the common shares awarded to the independent trustees were $40,000, $18,000 and $13,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  A portion of the shares awarded to the officers and employees of RMR vested immediately and the balance will vest over a two year period.  The shares awarded to our independent trustees vested immediately.  We include the value of awarded common shares in general and administrative expenses.  At December 31, 2004, 6,383,378 of our common shares remain reserved for issuance under the Award Plan.

Cash distributions per common share paid by us in 2004, 2003 and 2002, were $0.82, $0.80 and $0.80 per year, respectively.  We declared a distribution of $0.21 per common share to be paid on or about February 23, 2005, to shareholders of record on January 21, 2005.  Our credit facility and term loan agreements contain a number of financial and other covenants, including a covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreements.

Our 8,000,000 series A cumulative redeemable preferred shares carry dividends of $2.46875 per annum per share, payable in equal quarterly payments and have a liquidation preference of $25.00 per share.  The series A preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 22, 2006.  Our 12,000,000 series B cumulative redeemable preferred shares carry dividends of $2.1875 per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007.

We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances.  Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events.  The rights expire on October 17, 2014, and are redeemable at our option.

Note 6.  Transactions with Affiliates

We have agreements with RMR to originate and present investment opportunities to our board of trustees, and to provide property management and administrative services to us.  These agreements are subject to the annual review and approval of our independent trustees.  RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as our managing trustees.  RMR is compensated at an annual rate equal to 0.7% of our real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs.  RMR is also entitled to an incentive fee which is paid in restricted shares of our common stock based on a formula.  Incentive fees earned for the year ended December 31, 2002, were approximately $773,000.  No incentive fees were earned for the years ended December 31, 2004 and 2003.  At December 31, 2004, affiliates of RMR owned 1,343,126 of our common shares.  RMR also leases approximately 19,200 square feet of office space from us at rental rates which we believe to be commercially reasonable.

Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Investment and administration related fees, incentive fees and internal audit costs paid to RMR	$22,534	$16,904	$15,060
Distributions paid to beneficial owners of RMR and their affiliates	1,101	1,056	1,000
Rental income received from RMR	401	362	293
Management fees paid to RMR	19,337	15,663	12,685

Note 7.  Indebtedness

At December 31, 2004 and 2003, our outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2004	2003
Unsecured revolving credit facility, due April 2006, at LIBOR plus a premium	$175,000	$412,000
Term Loan, due August 2009, at LIBOR plus a premium	350,000	—
Senior Notes, due 2005 at 6.70%	100,000	100,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	200,000
Senior Notes, due 2013 at 6.50%	200,000	200,000
Senior Notes, due 2014 at 5.75%	250,000	250,000
Senior Notes, due 2015 at 6.40%	200,000	200,000
Senior Notes, due 2016 at 6.25%	400,000	—
Monthly Income Senior Notes, due 2013 at 8.50%	—	143,000
Mortgage Notes Payable, due 2007 at 8.40%	10,044	10,291
Mortgage Notes Payable, due 2008 at 7.02%	16,589	16,835
Mortgage Notes Payable, due 2008 at 8.00%	6,546	7,869
Mortgage Notes Payable, due 2009 at 5.17%	5,944	7,203
Mortgage Notes Payable, due 2011 at 6.814%	249,219	252,210
Mortgage Notes Payable, due 2012 at 6.0%	5,580	—
Mortgage Notes Payable, due 2020 at 8.70%	76,039	—
Mortgage Notes Payable, due 2028 at 8.50%	29,750	—
Mortgage Notes Payable, due 2029 at 6.794%	43,407	44,000
	2,368,118	1,893,408
Less unamortized net premiums and discounts	13,087	16,587
	$2,355,031	$1,876,821

In 2004 we issued $400 million of our unsecured senior notes in a public offering, raising net proceeds of $392.2 million.  The notes bear interest at 6.25%, require semiannual interest payments and mature in August 2016.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

In 2004 we entered into a new $250 million five year unsecured term loan with a group of banks.  Terms of the new loan include interest at a spread above LIBOR, which averaged 2.3% from February to December 2004.  In August 2004, we exercised our option to increase this term loan by $100 million and amended the term loan to extend its maturity by six months to August 24, 2009.  The term loan, as amended, permits prepayment of the loans without penalty beginning in February 2006.  Net proceeds of the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

During 2004 we redeemed all of our $143 million 8.50% senior notes due in November 2013, at par.  This redemption was funded with cash on hand and borrowings under our revolving credit facility.  We recognized a loss of $2.9 million from the write off of deferred financing fees associated with this redemption.

We have an unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  In January 2005, we amended this credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80 % to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in this facility were also amended to reflect current market conditions.  The average interest rate on amounts outstanding under our credit facility during 2004 was 2.4%.

Our public debt indentures and credit facility and term loan agreements contain a number of financial and other covenants, including a credit facility and term loan covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility and term loan agreements.

As part of our acquisition of Hallwood in 2004, we assumed $106.7 million of secured debt which was recorded at its fair value of $114.4 million.  The related premium on this debt is being amortized to interest expense through the date on which the debt becomes prepayable.

At December 31, 2004, 20 office complexes comprised of 83 properties costing $928.7 million with an aggregate net book value of $821.1 million were secured by mortgage notes totaling $443.1 million maturing from 2007 through 2029 which, net of unamortized premiums and discounts, amounted to $440.4 million.

The required principal payments due during the next five years under all debt outstanding at December 31, 2004, are $109.8 million in 2005, $185.5 million in 2006, $20.5 million in 2007, $27.3 million in 2008, $358.9 million in 2009 and $1.7 billion thereafter.

Note 8.  Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, equity investments, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At December 31, 2004 and 2003, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investments	$207,804	$348,034	$260,208	$385,823
Senior notes and mortgage notes payable	1,830,031	1,986,637	1,464,821	1,613,336

The fair value of the equity investments are based on quoted per share prices for Hospitality Properties of $46.00 and $41.28 at December 31, 2004 and 2003, respectively, and quoted per share prices for Senior Housing of $18.94 and $17.23 at December 31, 2004 and 2003, respectively.  The fair values of the senior notes and mortgage notes payable are based on estimates using discounted cash flow analysis and current interest rates ranging from 3.1% to 5.4%.

Note 9.  Segment Information

Our primary business is the ownership and operation of office properties.  We also own and operate industrial properties, including leased industrial land in Oahu, Hawaii.  Beginning in 2004, we changed the composition of our reportable segments to account for our office and industrial properties in eight geographic operating segments for financial reporting purposes based on our method of internal reporting.  Prior to 2004, we reported only one segment, owning and operating office and industrial properties.  Our segments by geographic area include Metro Philadelphia, PA, Metro Washington DC, Metro Boston, MA, Southern California, Oahu, HI, Metro Atlanta, GA, Metro Austin, TX and Other Markets, which includes properties that are located throughout the United States.

The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, interest income and expense, loss on early extinguishment of debt, and equity in earnings and gains from ownership of common shares of Senior Housing and Hospitality Properties.  The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

Property level net operating income is property level revenues reduced by property level operating expenses.  Property level net operating income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.  All companies may not calculate property level net operating income in the same manner.  We consider property level net operating income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the operations of our properties.

As of December 31, 2004, we owned 278 office properties and 97 industrial properties.  Property level information by geographic area and property type is as follows (dollars in thousands):

For the year ended December 31, 2004:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$131,469	$—	$131,469
Metro Washington DC	66,234	—	66,234
Metro Boston, MA	52,157	2,473	54,630
Oahu, HI	—	42,205	42,205
Southern California	42,622	—	42,622
Metro Atlanta, GA	14,813	—	14,813
Metro Austin, TX	21,577	16,740	38,317
Other Markets	189,956	22,983	212,939
Totals	$518,828	$84,401	$603,229

Property level net operating income:
Metro Philadelphia, PA	$71,676	$—	$71,676
Metro Washington DC	42,752	—	42,752
Metro Boston, MA	37,724	1,911	39,635
Oahu, HI	—	34,582	34,582
Southern California	27,823	—	27,823
Metro Atlanta, GA	9,404	—	9,404
Metro Austin, TX	10,011	8,162	18,173
Other Markets	115,548	15,783	131,331
Totals	$314,938	$60,438	$375,376

As of December 31, 2004, our investments in office and industrial properties, net of accumulated depreciation, was $3,437,904 and $792,754, respectively.

For the year ended December 31, 2003:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$139,647	$—	$139,647
Metro Washington DC	61,399	—	61,399
Metro Boston, MA	41,497	1,521	43,018
Oahu, HI	—	2,944	2,944
Southern California	38,593	—	38,593
Metro Atlanta, GA	—	—	—
Metro Austin, TX	25,448	17,227	42,675
Other Markets	163,577	8,463	172,040
Totals	$470,161	$30,155	$500,316

Property level net operating income (loss):
Metro Philadelphia, PA	$80,374	$—	$80,374
Metro Washington DC	40,484	—	40,484
Metro Boston, MA	30,552	(863)	29,689
Oahu, HI	—	2,495	2,495
Southern California	25,937	—	25,937
Metro Atlanta, GA	—	—	—
Metro Austin, TX	12,873	9,000	21,873
Other Markets	100,128	6,523	106,651
Totals	$290,348	$17,155	$307,503

As of December 31, 2003, our investments in office and industrial properties, net of accumulated depreciation, was $2,862,041 and $666,910, respectively.

For the year ended December 31, 2002:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$103,081	$—	$103,081
Metro Washington DC	54,233	—	54,233
Metro Boston, MA	32,008	1,497	33,505
Oahu, HI	—	—	—
Southern California	39,297	—	39,297
Metro Atlanta, GA	—	—	—
Metro Austin, TX	31,705	17,415	49,120
Other Markets	132,928	1,909	134,837
Totals	$393,252	$20,821	$414,073

Property level net operating income:
Metro Philadelphia, PA	$61,220	$—	$61,220
Metro Washington DC	36,030	—	36,030
Metro Boston, MA	24,378	1,012	25,390
Oahu, HI	—	—	—
Southern California	27,276	—	27,276
Metro Atlanta, GA	—	—	—
Metro Austin, TX	17,846	9,190	27,036
Other Markets	83,284	1,223	84,507
Totals	$250,034	$11,425	$261,459

The following table reconciles our reported segment information to our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002
Property level net operating income	$375,376	$307,503	$261,459
Depreciation and amortization	(112,380)	(93,273)	(68,750)
General and administrative	(25,170)	(19,338)	(16,815)
Operating income	237,826	194,892	175,894

Interest income	638	411	858
Other income	—	—	2,035
Interest expense	(118,212)	(101,144)	(86,360)
Loss on early extinguishment of debt	(2,866)	(3,238)	(3,504)
Equity in earnings of equity investments	15,457	23,525	19,261
Gain on sale of shares of equity investments	21,550	—	—
Gain (loss) on issuance of shares by equity investees	8,436	—	(1,421)
Net income	162,829	114,446	106,763
Preferred distributions	(46,000)	(46,000)	(27,625)
Net income available for common shareholders	$116,829	$68,446	$79,138

The United States Government is our only tenant which is responsible for more than five percent of our revenues.  For the years ended December 31, 2004, 2003 and 2002, office segment revenues from the United States Government were $96.7 million, $88.9 million and $71.1 million, respectively.

Note 10.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2004 and 2003 (dollars in thousands, except per share amounts):

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$136,458	$138,801	$160,419	$167,551
Net income available for common shareholders	37,875	23,560	24,901	30,493
Per common share data:
Net income available for common shareholders	0.22	0.13	0.14	0.17

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$120,590	$121,613	$127,434	$130,679
Net income available for common shareholders	15,792	15,871	13,119	23,664
Per common share data:
Net income available for common shareholders	0.12	0.12	0.09	0.17

Note 11.  Pro Forma Information (unaudited)

We purchased 136 properties for $824.7 million in 2004, including closing costs, and 27 properties including 9.7 million square feet of leased industrial land in 2003 for $798.9 million, including closing costs.  The following table presents our pro forma results of operations as if our 2003 and 2004 acquisitions and financings were completed on January 1, 2003.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the years presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2004	2003
Total revenues	$674,890	$677,043
Net income available for common shareholders	$124,687	$112,386
Per common share data:
Net income available for common shareholders	$0.70	$0.63

Note 12.  Subsequent Events

In February 2005 we repaid our $100 million 6.70% senior notes due in February 2005.  We funded this payment by drawing on our revolving credit facility.

During February 2005 we completed diligence and committed to the acquisition of 8.2 million square feet of industrial lands in Oahu, HI from the estate of James Campbell and affiliates, for $115.5 million, plus closing costs.  The closing of this acquisition is expected to occur some time between June and December of 2005.

In January 2005 we amended our $560 million unsecured revolving credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.

HRPT PROPERTIES TRUST

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2004

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended December 31, 2002:
Allowance for doubtful accounts	$5,008	$1,229	$(1,260)	$4,977	(1)

Year Ended December 31, 2003:
Allowance for doubtful accounts	$4,977	$2,410	$(2,319)	$5,068	(1)

Year Ended December 31, 2004:
Allowance for doubtful accounts	$5,068	$2,021	$(2,495)	$4,594

(1)          Includes allowances for real estate mortgages receivable of $500 and $1,432 as of December 31, 2003 and 2002, respectively.

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Petersburg	AK	$—	$189	$811	$32	$189	$843	$1,032	$163	3/31/97	1983
Tucson	AZ	—	765	3,280	162	779	3,428	4,207	685	3/31/97	1993
Safford	AZ	—	635	2,729	126	647	2,843	3,490	544	3/31/97	1992
Phoenix	AZ	—	2,687	11,532	707	2,729	12,197	14,926	2,280	5/15/97	1997
Tempe	AZ	—	1,125	10,122	2,326	1,125	12,448	13,573	2,512	6/30/99	1987
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	2,245	7/30/99	1982
Phoenix	AZ	—	1,899	14,872	100	1,899	14,972	16,871	1,078	2/1/02	1999
Phoenix	AZ	—	1,041	8,023	417	1,041	8,440	9,481	701	2/1/02	1987
Tucson	AZ	—	3,261	26,357	2,096	3,261	28,453	31,714	2,145	2/27/02	1986
Tolleson	AZ	—	1,257	9,210	(2)	1,257	9,208	10,465	240	12/19/03	1990
San Diego	CA	—	992	9,040	290	992	9,330	10,322	1,936	12/5/96	1985
San Diego	CA	—	1,228	11,199	360	1,228	11,559	12,787	2,516	12/5/96	1985
San Diego	CA	—	1,985	18,096	581	1,985	18,677	20,662	3,658	12/5/96	1985
San Diego	CA	—	502	4,526	657	502	5,183	5,685	980	12/31/96	1984
San Diego	CA	—	294	2,650	385	294	3,035	3,329	574	12/31/96	1984
San Diego	CA	—	313	2,820	409	313	3,229	3,542	611	12/31/96	1984
San Diego	CA	—	316	2,846	413	316	3,259	3,575	616	12/31/96	1984
Kearney Mesa	CA	—	2,916	12,456	666	2,969	13,069	16,038	2,522	3/31/97	1994
San Diego	CA	—	4,269	18,316	475	4,347	18,713	23,060	3,631	3/31/97	1996
San Diego	CA	—	2,984	12,859	2,234	3,038	15,039	18,077	2,929	3/31/97	1981
Los Angeles	CA	34,956	5,076	49,884	3,035	5,071	52,924	57,995	10,540	5/15/97	1979
Los Angeles	CA	34,853	5,055	49,685	3,085	5,060	52,765	57,825	10,529	5/15/97	1979
Los Angeles	CA	—	1,921	8,242	350	1,955	8,558	10,513	1,623	7/11/97	1996
Anaheim	CA	—	691	6,223	2	692	6,224	6,916	1,168	12/5/97	1992
San Diego	CA	—	461	3,830	1	461	3,831	4,292	243	6/24/02	1986
San Diego	CA	—	685	5,530	—	685	5,530	6,215	351	6/24/02	1986
San Diego	CA	—	475	4,264	750	474	5,015	5,489	290	6/24/02	1986
Fresno	CA	—	7,276	61,118	8	7,277	61,125	68,402	3,629	8/29/02	1971
Santa Ana	CA	—	1,363	10,158	(270)	1,363	9,888	11,251	280	11/10/03	2000
Sacramento	CA	—	134	720	20	134	740	874	8	7/16/04	1977
Sacramento	CA	—	116	1,032	—	116	1,032	1,148	12	7/16/04	1977
Sacramento	CA	—	67	393	—	67	393	460	4	7/16/04	1977
Sacramento	CA	—	116	952	—	116	952	1,068	11	7/16/04	1977

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Sacramento	CA	—	67	361	—	67	361	428	4	7/16/04	1977
Sacramento	CA	—	134	676	—	134	676	810	8	7/16/04	1977
Sacramento	CA	—	116	1,017	—	116	1,017	1,133	12	7/16/04	1977
Sacramento	CA	—	116	720	—	116	720	836	8	7/16/04	1977
Rancho Cordova	CA	—	116	1,048	—	116	1,048	1,164	12	7/16/04	1977
Sacramento	CA	—	60	349	11	60	360	420	4	7/16/04	1977
Rancho Cordova	CA	—	116	1,072	—	116	1,072	1,188	12	7/16/04	1977
San Diego	CA	—	284	2,992	216	284	3,208	3,492	38	7/16/04	1980
Sacramento	CA	—	60	333	—	60	333	393	4	7/16/04	1977
Sacramento	CA	—	116	936	—	116	936	1,052	11	7/16/04	1977
Sacramento	CA	—	116	976	—	116	976	1,092	11	7/16/04	1977
Sacramento	CA	—	134	1,186	4	134	1,190	1,324	14	7/16/04	1977
Sacramento	CA	—	91	819	—	91	819	910	9	7/16/04	1977
Sacramento	CA	—	74	574	8	74	582	656	7	7/16/04	1977
San Diego	CA	3,216	654	5,467	79	654	5,546	6,200	64	7/16/04	1982
San Diego	CA	—	280	2,421	8	280	2,429	2,709	28	7/16/04	1980
San Diego	CA	—	286	2,512	99	286	2,611	2,897	29	7/16/04	1980
Sacramento	CA	—	402	4,056	—	402	4,056	4,458	46	7/16/04	1977
San Diego	CA	—	330	2,843	—	330	2,843	3,173	33	7/16/04	1978
Rancho Cordova	CA	—	89	822	—	89	822	911	9	7/16/04	1977
San Diego	CA	—	387	3,339	—	387	3,339	3,726	38	7/16/04	1978
Sacramento	CA	—	80	623	17	80	640	720	7	7/16/04	1977
Sacramento	CA	—	206	1,970	—	206	1,970	2,176	23	7/16/04	1977
Golden	CO	—	494	152	5,970	495	6,121	6,616	1,030	3/31/97	1997
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	2,485	11/14/97	1993
Lakewood	CO	—	1,855	16,691	366	1,856	17,056	18,912	2,156	11/22/99	1980
Lakewood	CO	—	787	7,085	160	788	7,244	8,032	915	11/22/99	1980
Englewood	CO	—	1,708	14,616	346	1,707	14,963	16,670	1,178	11/2/01	1984
Lakewood	CO	—	936	9,160	89	936	9,249	10,185	512	10/11/02	1981
Lakewood	CO	—	915	9,106	84	916	9,189	10,105	509	10/11/02	1981
Lakewood	CO	—	1,035	9,271	152	1,036	9,422	10,458	523	10/11/02	1981
Englewood	CO	—	649	5,232	1	646	5,236	5,882	267	12/19/02	1984
Longmont	CO	—	3,714	24,397	—	3,714	24,397	28,111	164	10/26/04	1982

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Wallingford	CT	—	640	10,017	1,137	640	11,154	11,794	1,785	6/1/98	1986
Wallingford	CT	—	367	3,301	800	366	4,102	4,468	639	12/22/98	1988
Meriden	CT	—	768	6,164	4	768	6,168	6,936	225	7/24/03	1982
Windsor	CT	—	1,376	11,212	31	1,376	11,243	12,619	385	8/29/03	1988
Washington	DC	—	2,485	22,696	5,449	2,485	28,145	30,630	6,116	9/13/96	1976
Washington	DC	—	12,008	51,528	28,940	12,227	80,249	92,476	12,051	3/31/97	1996
Washington	DC	22,258	6,979	29,949	1,372	7,107	31,193	38,300	6,194	3/31/97	1989
Washington	DC	—	1,851	16,511	2,057	1,887	18,532	20,419	3,582	12/19/97	1966
Washington	DC	30,729	5,975	53,778	2,285	5,975	56,063	62,038	9,126	6/23/98	1991
Wilmington	DE	—	4,409	39,681	9,020	4,413	48,697	53,110	6,585	7/23/98	1986
Wilmington	DE	—	1,478	13,306	510	1,477	13,817	15,294	1,862	7/13/99	1984
Orlando	FL	—	—	362	1	36	327	363	49	2/19/98	1997
Orlando	FL	—	722	6,499	(59)	716	6,446	7,162	1,109	2/19/98	1997
Orlando	FL	—	256	2,308	64	263	2,365	2,628	407	2/19/98	1997
Miami	FL	—	144	1,297	319	144	1,616	1,760	360	3/19/98	1987
Savannah	GA	—	544	2,330	339	553	2,660	3,213	481	3/31/97	1990
Atlanta	GA	471	197	1,757	20	197	1,777	1,974	20	7/16/04	1972
Atlanta	GA	717	265	2,382	357	265	2,739	3,004	27	7/16/04	1972
Atlanta	GA	425	202	1,580	—	202	1,580	1,782	18	7/16/04	1972
Atlanta	GA	701	280	2,657	—	280	2,657	2,937	30	7/16/04	1972
Atlanta	GA	2,391	1,070	8,930	22	1,070	8,952	10,022	102	7/16/04	1972
Atlanta	GA	409	157	1,505	51	157	1,556	1,713	17	7/16/04	1972
Atlanta	GA	604	223	2,006	303	223	2,309	2,532	23	7/16/04	1972
Atlanta	GA	484	199	1,811	17	199	1,828	2,027	21	7/16/04	1972
Atlanta	GA	509	212	1,921	—	212	1,921	2,133	22	7/16/04	1972
Atlanta	GA	462	192	1,746	—	192	1,746	1,938	20	7/16/04	1972
Atlanta	GA	—	1,521	11,826	—	1,521	11,826	13,347	135	7/16/04	1972
Atlanta	GA	475	210	1,779	—	210	1,779	1,989	20	7/16/04	1972
Atlanta	GA	499	206	1,875	9	206	1,884	2,090	22	7/16/04	1972
Atlanta	GA	2,834	1,209	9,747	920	1,209	10,667	11,876	112	7/16/04	1972
Atlanta	GA	1,922	1,126	6,930	—	1,126	6,930	8,056	79	7/16/04	1972
Atlanta	GA	541	245	2,006	18	245	2,024	2,269	23	7/16/04	1972
Atlanta	GA	774	346	2,899	—	346	2,899	3,245	33	7/16/04	1967

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Atlanta	GA	1,147	480	4,328	—	480	4,328	4,808	50	7/16/04	1967
Atlanta	GA	—	1,713	7,649	11	1,713	7,660	9,373	88	7/16/04	1967
Atlanta	GA	642	289	2,403	—	289	2,403	2,692	27	7/16/04	1967
Atlanta	GA	—	372	3,600	—	372	3,600	3,972	41	7/16/04	1967
Atlanta	GA	—	364	3,527	—	364	3,527	3,891	40	7/16/04	1967
Atlanta	GA	1,085	425	4,119	—	425	4,119	4,544	47	7/16/04	1967
Atlanta	GA	—	1,122	10,867	—	1,122	10,867	11,989	124	7/16/04	1967
Atlanta	GA	3,667	1,620	13,661	88	1,620	13,749	15,369	157	7/16/04	1967
Atlanta	GA	128	52	483	—	52	483	535	6	7/16/04	1967
Atlanta	GA	569	257	2,119	10	257	2,129	2,386	24	7/16/04	1972
Atlanta	GA	642	268	2,380	44	268	2,424	2,692	27	7/16/04	1972
Atlanta	GA	1,556	685	5,837	—	685	5,837	6,522	67	7/16/04	1972
Atlanta	GA	2,226	939	8,387	5	939	8,392	9,331	96	7/16/04	1972
Atlanta	GA	2,292	1,154	8,454	—	1,154	8,454	9,608	97	7/16/04	1972
Atlanta	GA	691	303	2,595	—	303	2,595	2,898	30	7/16/04	1972
Atlanta	GA	513	235	1,906	8	235	1,914	2,149	22	7/16/04	1972
Atlanta	GA	—	917	—	—	917	—	917	—	7/16/04	1972
Atlanta	GA	374	156	1,400	13	156	1,413	1,569	16	7/16/04	1972
Atlanta	GA	—	2,197	—	—	2,197	—	2,197	—	7/16/04	1972
Atlanta	GA	—	2,459	18,549	23	2,462	18,569	21,031	174	8/24/04	1985
Atlanta	GA	—	952	7,643	9	952	7,652	8,604	56	9/9/04	1983
Oahu	HI	—	156,939	4,320	(42)	156,768	4,449	161,217	127	12/5/03	—
Oahu	HI	—	93,821	—	(94)	93,727	—	93,727	—	12/5/03	—
Oahu	HI	—	78,842	4,789	(95)	78,752	4,784	83,536	121	12/5/03	—
Oahu	HI	—	7,982	—	(10)	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	66,253	—	(84)	66,169	—	66,169	—	12/5/03	—
Oahu	HI	—	718	—	(1)	717	—	717	—	12/5/03	—
Oahu	HI	—	43,419	223	1,401	33,736	11,307	45,043	26	12/5/03	—
Oahu	HI	—	11,450	—	(13)	11,437	—	11,437	—	12/5/03	—
Oahu	HI	—	9,671	—	(11)	9,660	—	9,660	—	12/5/03	—
Oahu	HI	—	2,114	456	(3)	2,112	455	2,567	11	12/5/03	—
Oahu	HI	—	1,343	—	(1)	1,342	—	1,342	—	12/5/03	—
Kansas City	KS	—	1,042	4,469	1,801	1,061	6,251	7,312	1,436	3/31/97	1990

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Erlanger	KY	—	2,022	9,545	(40)	2,020	9,507	11,527	367	6/30/03	1999
Boston	MA	—	3,378	30,397	3,474	3,378	33,871	37,249	8,378	9/28/95	1915
Boston	MA	—	1,447	13,028	163	1,448	13,190	14,638	3,041	9/28/95	1993
Boston	MA	—	1,500	13,500	4,434	1,500	17,934	19,434	6,681	12/18/95	1875
Westwood	MA	—	303	2,740	663	304	3,402	3,706	843	11/26/96	1980
Westwood	MA	—	537	4,960	204	548	5,153	5,701	998	1/8/97	1977
Charlton	MA	—	141	1,269	8	141	1,277	1,418	243	5/15/97	1988
Worcester	MA	—	354	3,189	14	354	3,203	3,557	610	5/15/97	1985
Worcester	MA	—	895	8,052	41	895	8,093	8,988	1,542	5/15/97	1990
Westborough	MA	—	42	381	5	42	386	428	73	5/15/97	1900
Westborough	MA	—	396	3,562	15	396	3,577	3,973	682	5/15/97	1986
Webster	MA	—	315	2,834	14	315	2,848	3,163	543	5/15/97	1995
Grafton	MA	—	37	336	4	37	340	377	65	5/15/97	1930
Worcester	MA	—	111	1,000	292	397	1,006	1,403	192	5/15/97	1986
Sturbridge	MA	—	83	751	6	83	757	840	144	5/15/97	1986
Millbury	MA	—	34	309	4	34	313	347	60	5/15/97	1950
Fitchburg	MA	—	223	2,004	10	223	2,014	2,237	384	5/15/97	1994
Northbridge	MA	—	32	290	5	32	295	327	56	5/15/97	1962
Worcester	MA	—	265	2,385	12	265	2,397	2,662	457	5/15/97	1972
Worcester	MA	—	158	1,417	7	157	1,425	1,582	272	5/15/97	1992
Milford	MA	—	144	1,297	266	401	1,306	1,707	249	5/15/97	1989
Worcester	MA	—	1,132	10,186	38	1,132	10,224	11,356	1,949	5/15/97	1989
Spencer	MA	—	211	1,902	11	211	1,913	2,124	364	5/15/97	1992
Lexington	MA	—	1,054	9,487	547	1,054	10,034	11,088	1,668	1/30/98	1968
Quincy	MA	—	1,668	11,097	2,679	1,668	13,776	15,444	3,087	4/3/98	1988
Quincy	MA	—	2,477	16,645	3,174	2,477	19,819	22,296	3,019	4/3/98	1988
Westwood	MA	—	500	4,562	76	500	4,638	5,138	752	6/8/98	1990
Leominster	MA	—	778	7,003	26	781	7,026	7,807	885	12/27/99	1966
Auburn	MA	—	647	5,827	22	650	5,846	6,496	737	12/27/99	1977
Stoneham	MA	—	931	8,062	489	931	8,551	9,482	672	9/28/01	1945
Foxborough	MA	—	3,021	25,721	8	3,021	25,729	28,750	1,206	2/13/03	1989
Mansfield	MA	—	1,550	13,908	81	1,550	13,989	15,539	479	8/1/03	1981
Mansfield	MA	—	1,358	11,658	(7)	1,357	11,652	13,009	401	8/1/03	2002

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Mansfield	MA	—	1,183	9,749	(2)	1,182	9,748	10,930	335	8/1/03	1978
Mansfield	MA	—	1,033	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	38	1,261	11,142	12,403	359	9/5/03	1988
Mansfield	MA	—	1,023	8,954	42	1,023	8,996	10,019	289	9/5/03	1988
Quincy	MA	—	774	5,815	46	779	5,856	6,635	130	2/24/04	1999
Quincy	MA	—	2,586	16,493	—	2,586	16,493	19,079	120	9/21/04	1980
Quincy	MA	—	3,585	23,144	—	3,585	23,144	26,729	169	9/21/04	1981
Oxon Hill	MD	—	3,181	13,653	574	3,131	14,277	17,408	2,751	3/31/97	1992
Germantown	MD	—	2,305	9,890	304	2,347	10,152	12,499	2,036	3/31/97	1995
Gaithersburg	MD	—	4,381	18,798	1,104	4,461	19,822	24,283	3,823	3/31/97	1995
Riverdale	MD	—	9,423	40,433	2,501	9,595	42,762	52,357	8,076	3/31/97	1994
Baltimore	MD	—	—	12,430	2,361	—	14,791	14,791	3,281	11/18/97	1988
Rockville	MD	—	3,251	29,258	1,490	3,248	30,751	33,999	5,291	2/2/98	1986
Baltimore	MD	—	900	8,097	339	901	8,435	9,336	1,283	10/15/98	1989
Pikesville	MD	—	589	5,305	359	590	5,663	6,253	843	8/11/99	1987
Baltimore	MD	—	6,328	54,645	621	6,328	55,266	61,594	2,746	1/28/03	1990
Baltimore	MD	—	2,830	22,996	—	2,830	22,996	25,826	263	7/16/04	1972
Rockville	MD	13,242	2,751	22,741	37	2,751	22,778	25,529	261	7/16/04	1980
Rockville	MD	—	1,961	16,064	2	1,961	16,066	18,027	184	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	2,145	17,573	19,718	201	7/20/04	2002
Rockville	MD	—	3,532	28,937	5	3,533	28,941	32,474	332	7/20/04	2002
Dearborn	MI	879	163	1,388	143	163	1,531	1,694	16	7/16/04	1973
Dearborn	MI	1,253	227	2,108	80	227	2,188	2,415	24	7/16/04	1973
Dearborn	MI	845	163	1,466	—	163	1,466	1,629	17	7/16/04	1973
Dearborn	MI	769	163	1,320	—	163	1,320	1,483	14	7/16/04	1973
Dearborn	MI	1,087	210	1,885	—	210	1,885	2,095	22	7/16/04	1973
Dearborn	MI	765	153	1,321	—	153	1,321	1,474	16	7/16/04	1973
Dearborn	MI	334	92	551	—	92	551	643	6	7/16/04	1973
Dearborn	MI	—	118	1,049	22	118	1,071	1,189	12	7/16/04	1973
Dearborn	MI	19,895	4,158	33,184	1,013	4,158	34,197	38,355	383	7/16/04	1973
Dearborn	MI	—	179	1,352	—	179	1,352	1,531	18	7/16/04	1992
Dearborn	MI	—	223	1,059	—	223	1,059	1,282	12	7/16/04	1992
Dearborn	MI	—	179	1,473	—	179	1,473	1,652	17	7/16/04	1992

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Dearborn	MI	—	52	479	—	52	479	531	5	7/16/04	1992
Dearborn	MI	—	51	439	—	51	439	490	5	7/16/04	1992
Dearborn	MI	717	153	1,230	—	153	1,230	1,383	11	7/16/04	1973
Dearborn	MI	935	221	1,582	—	221	1,582	1,803	18	7/16/04	1973
Dearborn	MI	541	104	939	—	104	939	1,043	11	7/16/04	1973
Mendota Heights	MN	—	533	4,795	—	533	4,795	5,328	814	3/19/98	1995
Eagan	MN	—	1,424	12,822	1	1,425	12,822	14,247	2,177	3/19/98	1986
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	3,947	3/19/98	1957
Plymouth	MN	—	563	5,064	572	563	5,636	6,199	758	8/3/99	1987
St. Paul	MN	—	696	6,263	1,345	695	7,609	8,304	909	8/3/99	1987
Minneapolis	MN	—	870	7,831	1,456	870	9,287	10,157	1,362	8/3/99	1987
Minneapolis	MN	—	695	6,254	1,163	695	7,417	8,112	1,030	8/3/99	1986
Minneapolis	MN	—	1,891	17,021	1,451	1,893	18,470	20,363	2,474	9/30/99	1980
Roseville	MN	4,125	672	6,045	581	672	6,626	7,298	773	12/1/99	1987
Roseville	MN	1,722	295	2,658	94	295	2,752	3,047	335	12/1/99	1987
Roseville	MN	1,260	185	1,661	383	185	2,044	2,229	293	12/1/99	1987
Roseville	MN	6,169	979	8,814	1,122	978	9,937	10,915	1,209	12/1/99	1987
Roseville	MN	3,313	586	5,278	(1)	586	5,277	5,863	665	12/1/99	1987
St. Paul	MN	—	1,303	10,451	—	1,303	10,451	11,754	141	6/2/04	1970
Kansas City	MO	—	1,443	6,193	2,082	1,470	8,248	9,718	1,383	3/31/97	1995
St. Louis	MO	—	903	7,602	1	903	7,603	8,506	214	11/7/03	1998
Arnold	MO	—	834	7,302	47	839	7,344	8,183	161	2/11/04	1999
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	2,807	5/10/99	1979
Vorhees	NJ	—	673	4,232	705	589	5,021	5,610	922	5/26/98	1990
Vorhees	NJ	—	445	2,798	239	584	2,898	3,482	496	5/26/98	1990
Vorhees	NJ	—	1,053	6,625	694	998	7,374	8,372	1,164	5/26/98	1990
Florham Park	NJ	—	1,412	12,709	4,939	1,412	17,648	19,060	3,454	7/31/98	1979
Albuquerque	NM	—	493	2,119	126	503	2,235	2,738	430	3/31/97	1984
Sante Fe	NM	—	1,551	6,650	585	1,578	7,208	8,786	1,352	3/31/97	1987
Albuquerque	NM	—	173	1,553	66	172	1,620	1,792	250	8/31/99	1984
Albuquerque	NM	—	422	3,797	72	422	3,869	4,291	515	8/31/99	1984
Albuquerque	NM	—	877	7,895	138	876	8,034	8,910	1,070	8/31/99	1984
Albuquerque	NM	—	441	3,970	146	441	4,116	4,557	553	8/31/99	1984

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Albuquerque	NM	—	40	141	35	40	176	216	12	2/12/02	1985
Albuquerque	NM	—	129	1,217	65	129	1,282	1,411	91	2/12/02	1985
Albuquerque	NM	—	39	351	8	39	359	398	26	2/12/02	1985
Albuquerque	NM	—	1,778	14,407	533	1,778	14,940	16,718	1,159	2/12/02	1985
Albuquerque	NM	—	444	3,890	59	444	3,949	4,393	281	2/12/02	1987
Albuquerque	NM	—	152	1,526	229	152	1,755	1,907	146	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	265	1,967	17,476	19,443	883	12/6/02	1974
Albuquerque	NM	—	794	5,568	—	794	5,568	6,362	180	9/17/03	1975
Albuquerque	NM	—	3,235	24,490	1	3,235	24,491	27,726	791	9/17/03	1975
White Plains	NY	—	1,200	10,870	870	1,200	11,740	12,940	2,543	2/6/96	1952
Brooklyn	NY	—	775	7,054	143	775	7,197	7,972	1,514	6/6/96	1971
Buffalo	NY	5,944	4,405	18,899	1,223	4,485	20,042	24,527	3,820	3/31/97	1994
Irondoquoit	NY	—	1,910	17,189	914	1,910	18,103	20,013	2,906	6/30/98	1986
Minneola	NY	—	3,419	30,774	1,744	3,416	32,521	35,937	4,812	6/11/99	1971
Islandia	NY	—	813	7,319	825	809	8,148	8,957	1,140	6/11/99	1987
Syracuse	NY	—	1,788	16,096	2,293	1,789	18,388	20,177	2,723	6/29/99	1972
Melville	NY	—	3,155	28,395	444	3,155	28,839	31,994	3,919	7/22/99	1985
Syracuse	NY	—	466	4,196	1,198	467	5,393	5,860	953	9/24/99	1990
DeWitt	NY	—	454	4,086	539	457	4,622	5,079	615	12/28/99	1987
Pittsford	NY	—	530	4,109	—	530	4,109	4,639	14	11/30/04	1998
Pittsford	NY	—	683	4,889	—	683	4,889	5,572	18	11/30/04	1999
Pittsford	NY	—	1,018	7,618	—	1,018	7,618	8,636	27	11/30/04	2000
Pittsford	NY	—	526	3,755	—	526	3,755	4,281	14	11/30/04	2003
Pittsford	NY	4,702	662	4,993	—	662	4,993	5,655	18	11/30/04	2002
Pittsford	NY	878	119	937	—	119	937	1,056	3	11/30/04	2002
Pittsford	NY	—	307	2,083	150	307	2,233	2,540	8	11/30/04	2004
Rochester	NY	—	761	6,597	—	761	6,597	7,358	21	11/30/04	2002
Mason	OH	—	1,528	13,748	13	1,528	13,761	15,289	2,252	6/10/98	1994
Solon	OH	898	161	1,570	—	161	1,570	1,731	18	7/16/04	1975
Solon	OH	338	66	586	—	66	586	652	7	7/16/04	1975
Solon	OH	440	82	717	49	82	766	848	8	7/16/04	1975
Solon	OH	421	77	693	42	77	735	812	8	7/16/04	1975
Solon	OH	597	116	1,035	—	116	1,035	1,151	12	7/16/04	1975

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Solon	OH	2,364	400	4,157	—	400	4,157	4,557	48	7/16/04	1975
Solon	OH	640	122	1,111	—	122	1,111	1,233	13	7/16/04	1975
Solon	OH	780	146	1,352	6	146	1,358	1,504	15	7/16/04	1975
Solon	OH	2,788	514	4,856	6	514	4,862	5,376	56	7/16/04	1975
Solon	OH	490	96	843	5	96	848	944	10	7/16/04	1975
Solon	OH	513	100	889	—	100	889	989	10	7/16/04	1975
Solon	OH	1,873	344	3,144	122	344	3,266	3,610	36	7/16/04	1975
Solon	OH	602	122	1,018	21	122	1,039	1,161	12	7/16/04	1975
Solon	OH	1,119	206	1,950	2	206	1,952	2,158	22	7/16/04	1975
Oklahoma City	OK	—	4,596	19,721	1,082	4,680	20,719	25,399	4,021	3/31/97	1992
Oklahoma City	OK	—	1,426	12,826	156	1,441	12,967	14,408	1,742	8/13/99	1993
Oklahoma City	OK	—	203	1,828	23	205	1,849	2,054	248	8/13/99	1993
Midwest City	OK	—	246	2,213	28	249	2,238	2,487	301	8/13/99	1993
Edmund	OK	—	226	2,036	26	229	2,059	2,288	276	8/13/99	1993
FT. Washington	PA	—	1,872	8,816	623	1,872	9,439	11,311	1,639	9/22/97	1960
King of Prussia	PA	—	634	3,251	304	634	3,555	4,189	611	9/22/97	1964
FT. Washington	PA	—	1,184	5,559	94	1,184	5,653	6,837	1,014	9/22/97	1967
FT. Washington	PA	—	683	3,198	594	680	3,795	4,475	645	9/22/97	1970
Horsham	PA	—	741	3,611	164	741	3,775	4,516	668	9/22/97	1983
Philadelphia	PA	43,407	7,884	71,002	2,528	7,883	73,531	81,414	13,507	11/13/97	1980
FT. Washington	PA	—	1,154	7,722	279	1,154	8,001	9,155	1,349	1/15/98	1996
Plymouth Meeting	PA	—	1,412	7,415	2,236	1,413	9,650	11,063	1,564	1/15/98	1996
King of Prussia	PA	—	354	3,183	724	354	3,907	4,261	658	2/2/98	1968
King of Prussia	PA	—	552	2,893	119	552	3,012	3,564	505	2/2/98	1996
Pittsburgh	PA	—	720	9,589	1,336	720	10,925	11,645	1,994	2/27/98	1991
Philadelphia	PA	60,616	3,462	111,946	17,895	3,462	129,841	133,303	21,985	3/30/98	1983
Greensburg	PA	—	780	7,026	395	780	7,421	8,201	1,150	6/3/98	1997
Philadelphia	PA	—	24,753	222,775	15,416	24,747	238,197	262,944	38,616	6/30/98	1990
Moon Township	PA	—	1,663	14,966	611	1,663	15,577	17,240	2,470	9/14/98	1994
FT. Washington	PA	—	631	5,698	329	634	6,024	6,658	1,029	12/1/98	1998
Philadelphia	PA	—	931	8,377	1,007	930	9,385	10,315	1,488	6/11/99	1987
Moon Township	PA	—	202	1,814	391	202	2,205	2,407	276	8/23/99	1992
Moon Township	PA	—	555	4,995	993	555	5,988	6,543	860	8/23/99	1991

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Moon Township	PA	—	502	4,519	448	502	4,967	5,469	727	8/23/99	1987
Moon Township	PA	—	410	3,688	403	410	4,091	4,501	575	8/23/99	1988
Moon Township	PA	—	489	4,403	388	490	4,790	5,280	788	8/23/99	1989
Moon Township	PA	—	612	5,507	111	612	5,618	6,230	776	8/23/99	1990
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Blue Bell	PA	—	268	2,414	129	268	2,543	2,811	328	9/14/99	1988
Blue Bell	PA	—	723	6,507	669	723	7,176	7,899	885	9/14/99	1988
Blue Bell	PA	—	709	6,382	683	709	7,065	7,774	901	9/14/99	1988
Philadelphia	PA	—	18,758	167,487	9,160	18,758	176,647	195,405	9,454	10/10/02	1974
Monroeville	PA	—	6,558	51,775	58	6,564	51,827	58,391	378	9/16/04	1971
Lincoln	RI	—	320	7,690	—	320	7,690	8,010	1,452	11/13/97	1997
Memphis	TN	—	2,206	19,856	1,697	2,212	21,547	23,759	3,767	8/31/98	1985
Memphis	TN	—	2,113	18,201	14	2,114	18,214	20,328	322	4/28/04	2000
Memphis	TN	—	1,201	9,973	1	1,201	9,974	11,175	114	7/29/04	1983
Austin	TX	6,979	1,218	11,040	727	1,218	11,767	12,985	2,238	12/5/97	1986
Austin	TX	6,653	1,226	11,126	24	1,226	11,150	12,376	2,085	12/5/97	1997
Austin	TX	12,568	2,317	21,037	26	2,317	21,063	23,380	3,943	12/5/97	1996
Austin	TX	9,167	1,621	14,594	838	1,621	15,432	17,053	3,220	12/5/97	1997
Austin	TX	8,095	1,402	12,729	929	1,402	13,658	15,060	2,513	12/5/97	1997
Waco	TX	—	2,030	8,708	183	2,060	8,861	10,921	1,557	12/23/97	1997
Austin	TX	—	466	4,191	1,133	850	4,940	5,790	819	1/27/98	1980
Irving	TX	—	846	7,616	3,089	846	10,705	11,551	1,751	3/19/98	1995
Irving	TX	—	542	4,879	—	542	4,879	5,421	829	3/19/98	1995
Austin	TX	—	1,439	6,137	6,367	1,439	12,504	13,943	2,553	3/24/98	1975
Austin	TX	—	1,529	13,760	226	1,529	13,986	15,515	2,273	7/16/98	1993
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	2,006	10/7/98	1998
Austin	TX	—	4,878	43,903	1,164	4,875	45,070	49,945	6,966	10/7/98	1968
Austin	TX	—	9,085	—	6,549	11,640	3,994	15,634	—	10/7/98	—
Austin	TX	3,658	562	5,054	1,368	562	6,422	6,984	785	10/20/98	1998
Austin	TX	10,956	2,072	18,650	195	2,072	18,845	20,917	2,945	10/20/98	1998
Austin	TX	7,731	1,476	13,286	(1)	1,476	13,285	14,761	2,062	10/20/98	1998
Austin	TX	—	688	6,192	946	697	7,129	7,826	1,001	6/3/99	1985
Austin	TX	—	539	4,849	560	538	5,410	5,948	671	6/16/99	1999

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Austin	TX	—	906	8,158	1,322	902	9,484	10,386	1,126	6/16/99	1999
Austin	TX	—	1,731	14,921	1,703	1,731	16,624	18,355	2,326	6/30/99	1975
San Antonio	TX	—	259	2,331	648	264	2,974	3,238	393	8/3/99	1986
Austin	TX	—	1,574	14,168	1,396	1,573	15,565	17,138	2,084	8/3/99	1982
Austin	TX	—	626	5,636	1,161	621	6,802	7,423	1,034	8/18/99	1987
Austin	TX	—	2,028	18,251	91	2,027	18,343	20,370	2,399	10/8/99	1985
Austin	TX	10,044	2,038	18,338	466	2,037	18,805	20,842	2,527	10/8/99	1997
Austin	TX	—	460	3,345	4	460	3,349	3,809	295	6/15/01	2001
Ft. Worth	TX	—	4,793	38,530	148	4,785	38,686	43,471	1,570	5/23/03	1996
Fairfax	VA	—	569	5,122	471	569	5,593	6,162	1,172	12/4/96	1990
Falls Church	VA	—	3,456	14,828	1,273	3,519	16,038	19,557	3,105	3/31/97	1993
Arlington	VA	—	810	7,289	780	811	8,068	8,879	1,366	8/26/98	1987
Alexandria	VA	—	2,109	18,982	727	2,109	19,709	21,818	3,040	12/30/98	1987
Fairfax	VA	—	780	7,022	4	781	7,025	7,806	929	9/29/99	1988
Fairfax	VA	—	594	5,347	3	594	5,350	5,944	708	9/29/99	1988
Norfolk	VA	—	591	4,048	255	592	4,302	4,894	359	10/25/02	1999
Norfolk	VA	—	1,273	11,083	1,914	1,273	12,997	14,270	620	10/25/02	1987
Norfolk	VA	—	559	4,535	358	559	4,893	5,452	280	10/25/02	1986
Virginia Beach	VA	—	682	5,431	37	685	5,465	6,150	61	6/4/04	1991
Richland	WA	6,546	3,970	17,035	547	4,042	17,510	21,552	3,449	3/31/97	1995
Tukwila	WA	—	82	681	—	82	681	763	8	7/16/04	1975
Kent	WA	—	137	993	16	137	1,009	1,146	11	7/16/04	1978
Tukwila	WA	—	91	778	—	91	778	869	9	7/16/04	1975
Tukwila	WA	—	82	582	58	82	640	722	7	7/16/04	1975
Tukwila	WA	—	137	1,250	—	137	1,250	1,387	14	7/16/04	1975
Tukwila	WA	—	108	923	—	108	923	1,031	11	7/16/04	1975
Tukwila	WA	—	77	674	7	77	681	758	8	7/16/04	1975
Tukwila	WA	—	96	841	—	96	841	937	10	7/16/04	1975
Tukwila	WA	—	101	1,000	—	101	1,000	1,101	11	7/16/04	1975
Tukwila	WA	—	93	844	—	93	844	937	10	7/16/04	1975
Tukwila	WA	—	92	827	—	92	827	919	9	7/16/04	1975
Tukwila	WA	—	105	938	—	105	938	1,043	11	7/16/04	1975
Bellevue	WA	17,698	3,555	30,244	319	3,555	30,563	34,118	352	7/16/04	1980

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances			Costs Capitalized Subsequent to Acquisition				Accumulated Depreciation(2)	Date Acquired	Original Construction Date
				Buildings and Equipment			Buildings and Equipment
			Land			Land		Total(1)

Tukwila	WA	—	76	625	—	76	625	701	7	7/16/04	1975
Tukwila	WA	—	75	676	—	75	676	751	8	7/16/04	1975
Tukwila	WA	—	109	967	5	109	972	1,081	11	7/16/04	1975
Kent	WA	—	258	1,797	—	258	1,797	2,055	21	7/16/04	1978
Kent	WA	—	101	753	—	101	753	854	9	7/16/04	1978
Falling Waters	WV	—	906	3,886	177	922	4,047	4,969	779	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	282	1,950	8,464	10,414	1,647	3/31/97	1995
Grand Total		$443,118	$932,478	$3,508,191	$244,400	$928,106	$3,756,963	$4,685,069	$454,411

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation at the beginning of the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at January 1, 2002	$2,592,487	$219,140
Additions	482,876	65,489
Disposals	(707)	(81)
Balance at December 31, 2002	3,074,656	284,548
Additions	818,800	79,661
Disposals	(1,490)	(1,194)
Balance at December 31, 2003	3,891,966	363,015
Additions	798,335	95,977
Disposals	(5,232)	(4,581)
Balance at December 31, 2004	$4,685,069	$454,411

(1)   Excludes value of acquired real estate leases pursuant to FAS 141.  Aggregate cost for federal income tax purposes is approximately $4,688,224.

(2)   Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Mannix	President and Chief Operating Officer	March 11, 2005
John A. Mannix

/s/ John C. Popeo	Treasurer, Chief Financial Officer and Secretary	March 11, 2005
John C. Popeo

/s/ Frederick N. Zeytoonjian	Trustee	March 11, 2005
Frederick N. Zeytoonjian

/s/ Patrick F. Donelan	Trustee	March 11, 2005
Patrick F. Donelan

/s/ Gerard M. Martin	Trustee	March 11, 2005
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 11, 2005
Barry M. Portnoy