Form 10-Q
period 2005-03-31
HRPT PROPERTIES TRUST
filed 2005-05-10
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 5, 2005:  199,816,525

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2005

INDEX

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet – March 31, 2005 and December 31, 2004

Consolidated Statement of Income – Three Months Ended March 31, 2005 and 2004

Consolidated Statement of Cash Flows – Three Months Ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Warning Concerning Forward Looking Statements

Statement Concerning Limited Liability

PART II	Other Information

Item 6.	Exhibits

Signatures

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I                Financial Information

Item 1. Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$928,111	$928,106
Buildings and improvements	3,774,135	3,756,963
	4,702,246	4,685,069
Accumulated depreciation	(481,597)	(454,411)
	4,220,649	4,230,658
Acquired real estate leases	142,451	149,063
Equity investments in former subsidiaries	205,547	207,804
Cash and cash equivalents	22,335	21,961
Restricted cash	19,838	22,257
Rents receivable, net of allowance for doubtful accounts of $4,420 and $4,594, respectively	119,465	113,504
Other assets, net	93,398	68,083
Total assets	$4,823,683	$4,813,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$80,000	$175,000
Senior unsecured debt, net	1,639,901	1,739,624
Mortgage notes payable, net	437,667	440,407
Accounts payable and accrued expenses	43,494	67,716
Acquired real estate lease obligations	38,428	39,843
Rent collected in advance	15,885	15,208
Security deposits	12,033	11,920
Due to affiliates	6,566	16,418
Total liabilities	2,273,974	2,506,136

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; 8,000,000 shares issued and outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 ¾% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 225,000,000 shares authorized; 199,816,525 and 177,316,525 shares issued and outstanding, respectively	1,998	1,773
Additional paid in capital	2,653,738	2,394,946
Cumulative net income	1,320,025	1,287,790
Cumulative common distributions	(1,766,824)	(1,729,587)
Cumulative preferred distributions	(142,163)	(130,663)
Total shareholders’ equity	2,549,709	2,307,194
Total liabilities and shareholders’ equity	$4,823,683	$4,813,330

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Rental income	$167,319	$136,458

Expenses:
Operating expenses	63,455	51,016
Depreciation and amortization	32,721	25,043
General and administrative	6,875	5,698
Total expenses	103,051	81,757

Operating income	64,268	54,701

Interest income	180	120
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $665 and $1,435, respectively)	(35,607)	(26,225)
Loss on early extinguishment of debt	—	(2,866)
Equity in earnings of equity investments	3,394	3,800
Gain on sale of shares of equity investments	—	14,805
Gain on issuance of shares by equity investees	—	5,040
Net income	32,235	49,375
Preferred distributions	(11,500)	(11,500)
Net income available for common shareholders	$20,735	$37,875

Weighted average common shares outstanding	179,817	172,724

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.12	$0.22

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$32,235	$49,375
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,186	21,716
Amortization of note discounts and premiums and deferred financing fees	665	1,435
Amortization of acquired real estate leases	5,197	1,931
Other amortization	2,005	1,366
Loss on early extinguishment of debt	—	2,866
Equity in earnings of equity investments	(3,394)	(3,800)
Gain on sale of shares of equity investments	—	(14,805)
Gain on issuance of shares by equity investees	—	(5,040)
Distributions of earnings from equity investments	3,394	3,800
Change in assets and liabilities:
Decrease in restricted cash	2,419	2,077
Increase in rents receivable and other assets	(29,460)	(25,913)
Decrease in accounts payable and accrued expenses	(24,222)	(6,120)
Increase in rent collected in advance	677	3,488
Increase in security deposits	113	82
Decrease in due to affiliates	(9,852)	(2,488)
Cash provided by operating activities	6,963	29,970

Cash flows from investing activities:
Real estate acquisitions and improvements	(17,177)	(23,720)
Distributions in excess of earnings from equity investments	2,257	3,051
Proceeds from sale of common shares of equity investment	—	54,413
Cash (used for) provided by investing activities	(14,920)	33,744

Cash flows from financing activities:
Proceeds from issuance of common shares, net	259,017	323,639
Proceeds from borrowings	180,000	445,000
Payments on borrowings	(377,136)	(751,284)
Deferred financing fees	(4,813)	(2,032)
Distributions to common shareholders	(37,237)	(35,454)
Distributions to preferred shareholders	(11,500)	(11,500)
Cash provided by (used for) financing activities	8,331	(31,631)

Increase in cash and cash equivalents	374	32,083
Cash and cash equivalents at beginning of period	21,961	11,526
Cash and cash equivalents at end of period	$22,335	$43,609

Supplemental cash flow information:
Interest paid	$50,797	$31,283

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Equity Investments

At March 31, 2005, and December 31, 2004, we had the following equity investments in Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties:

	Equity Investments		Equity in Earnings
	March 31, 2005	December 31, 2004	Three Months Ended March 31,
			2005	2004
Senior Housing	$107,718	$108,668	$1,821	$2,210
Hospitality Properties	97,829	99,136	1,573	1,590
	$205,547	$207,804	$3,394	$3,800

At March 31, 2005, we owned 8,660,738 common shares, or 12.6%, of Senior Housing with a carrying value of $107,718 and a market value, based on quoted market prices, of $144,461, and 4,000,000 common shares, or 6.0%, of Hospitality Properties with a carrying value of $97,829 and a market value, based on quoted market prices, of $161,520.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  We account for our investments in Senior Housing and Hospitality Properties using the equity method of accounting.

Note 3.  Real Estate Properties

During the three months ended March 31, 2005 and 2004, we funded $17,177 and $7,638, respectively, of improvements to our owned properties using cash on hand.

In February 2005 we completed diligence and committed to the acquisition of 8,200 square feet of industrial lands in Oahu, HI from the Estate of James Campbell and affiliates, for $115,500, plus closing costs.  The closing of this acquisition is expected to occur some time between June and December 2005.  In March 2005 we entered into a purchase agreement for a 628 square foot office property for $75,500 plus closing costs.  This potential acquisition is subject to our completion of due diligence and customary closing contingencies.  Because of these contingencies, we can provide no assurances that we will purchase this property.

Note 4.  Indebtedness

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560,000 to $750,000 and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate on this facility averaged 3.2% and 1.9% per annum for the three months ended March 31, 2005 and 2004, respectively.  As of March 31, 2005, we had $80,000 outstanding on our revolving credit facility and $670,000 available for acquisitions and for general business purposes.  Our public debt indentures and credit facility and term loan agreements contain a number of financial and other covenants, including a credit facility and term loan covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility and term loan agreements.

In February 2005 we repaid our $100,000 6.7% senior notes that were due in February 2005.  We funded this payment by drawing on our revolving credit facility.

Note 5.  Shareholders’ Equity

In March 2005 we issued 22,500,000 common shares in a public offering, raising net proceeds of $259,017.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

Note 6.  Segment Information

As of March 31, 2005, we owned 278 office properties and 97 industrial properties.  Property level information by geographic area and property type is as follows:

For the three months ended March 31, 2005:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$30,957	$—	$30,957
Metro Washington, DC	18,589	—	18,589
Metro Boston, MA	14,050	288	14,338
Oahu, HI	—	10,921	10,921
Southern California	11,522	—	11,522
Metro Atlanta, GA	8,309	—	8,309
Metro Austin, TX	5,594	4,130	9,724
Other Markets	53,458	9,501	62,959
Totals	$142,479	$24,840	$167,319

Property level net operating income:
Metro Philadelphia, PA	$16,242	$—	$16,242
Metro Washington, DC	12,340	—	12,340
Metro Boston, MA	9,474	116	9,590
Oahu, HI	—	8,700	8,700
Southern California	7,860	—	7,860
Metro Atlanta, GA	5,421	—	5,421
Metro Austin, TX	2,850	1,909	4,759
Other Markets	32,892	6,060	38,952
Totals	$87,079	$16,785	$103,864

As of March 31, 2005, our investments in office and industrial properties, net of accumulated depreciation, was $3,428,504 and $792,145, respectively.

For the three months ended March 31, 2004:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$32,949	$—	$32,949
Metro Washington, DC	14,734	—	14,734
Metro Boston, MA	12,333	129	12,462
Oahu, HI	—	10,278	10,278
Southern California	10,175	—	10,175
Metro Austin, TX	5,460	4,228	9,688
Other Markets	43,054	3,118	46,172
Totals	$118,705	$17,753	$136,458

Property level net operating income:
Metro Philadelphia, PA	$18,301	$—	$18,301
Metro Washington,DC	9,478	—	9,478
Metro Boston, MA	9,040	(22)	9,018
Oahu, HI	—	8,519	8,519
Southern California	6,873	—	6,873
Metro Austin, TX	2,573	2,120	4,693
Other Markets	26,152	2,408	28,560
Totals	$72,417	$13,025	$85,442

The following table reconciles our reported segment information to our consolidated financial statements for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Property level net operating income	$103,864	$85,442
Depreciation and amortization	(32,721)	(25,043)
General and administrative	(6,875)	(5,698)
Operating income	64,268	54,701

Interest income	180	120
Interest expense	(35,607)	(26,225)
Loss on early extinguishment of debt	—	(2,866)
Equity in earnings of equity investments	3,394	3,800
Gain on sale of shares of equity investments	—	14,805
Gain on issuance of shares by equity investees	—	5,040
Net income	32,235	49,375
Preferred distributions	(11,500)	(11,500)
Net income available for common shareholders	$20,735	$37,875

Note 7.  Pro Forma Information (unaudited)

The following table presents our pro forma results of operations as if our 2004 and 2005 acquisitions and financings were completed on January 1, 2004.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor do they purport to represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity capital.

	Three Months Ended March 31,
	2005	2004
Total revenues	$167,319	$167,150
Net income available for common shareholders	$22,634	$45,150
Net income per share available for common shareholders	$0.11	$0.23

Note 8.  Subsequent Events

In April 2005 we declared a distribution of $0.21 per common share, or approximately $42,000, to be paid on or about May 23, 2005, to shareholders of record on April 22, 2005.  We also announced a distribution on our Series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our Series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about May 16, 2005, to our Series A and B preferred shareholders of record as of May 1, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

We primarily own office buildings located throughout the United States.  We also own approximately 10 million square feet of leased commercial and industrial lands located in Oahu, Hawaii and have minority holdings in shares of our former subsidiaries, Senior Housing and Hospitality Properties.

Property Operations

As of March 31, 2005, 93.7% of our total square feet was leased, compared to 93.2% leased as of March 31, 2004.  These results reflect a 1.2 percentage point increase at properties we owned continuously since January 1, 2004, partially offset by occupancy of approximately 90.1% at properties we acquired during 2004.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2005	2004	2005	2004
Total properties	375	240	238	238
Total square feet	44,151	36,026	35,768	35,768
Percent leased (2)	93.7%	93.2%	94.3%	93.1%

(1)          Based on properties owned continuously since January 1, 2004.

(2)          Percent leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

During the past twelve months, the decline in occupancies at some of our continuously owned buildings which we previously experienced has stopped.  Also, quoted office rent rates in most of the areas where our properties are located seem to have stabilized.  However, we continue to experience strong competition to retain and attract office tenants in the form of landlord funded tenant build outs and increased leasing commissions payable to tenant brokers.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We do not know how long it may take the present market conditions affecting our properties to change.  At this time, however, we believe that modest declines in effective rents will continue to depress the financial results at some of our currently owned office buildings for at least one year.  There are too many variables for us to reasonably project what the financial impact of these market conditions will be on our results for future periods.

Results of operations and other operating data by property type for all properties is as follows (dollars and square feet in thousands):

	As of the Three Months Ended March 31,
	2005	2004
Number of properties:
Office	278	214
Industrial	97	26
Total	375	240

Central Business District, or CBD	50	48
Suburban	325	192
Total	375	240

	As of and For the Three Months Ended March 31,
	2005	2004
Square feet:
Office	28,326	23,302
Industrial	15,825	12,724
Total	44,151	36,026

CBD	10,889	10,436
Suburban	33,262	25,590
Total	44,151	36,026

Percent leased (1):
Office	92.2%	90.4%
Industrial	96.5%	98.2%
Total	93.7%	93.2%

CBD	94.1%	92.7%
Suburban	93.6%	93.4%
Total	93.7%	93.2%

Rental income (2):
Office	$142,479	$118,705
Industrial	24,840	17,753
Total	$167,319	$136,458

CBD	$66,322	$64,819
Suburban	100,997	71,639
Total	$167,319	$136,458

Net operating income (NOI) (3):
Office	$87,079	$72,417
Industrial	16,785	13,025
Total	$103,864	$85,442

CBD	$38,014	$37,878
Suburban	65,850	47,564
Total	$103,864	$85,442

NOI margin (4):
Office	61.1%	61.0%
Industrial	67.6%	73.4%
Total	62.1%	62.6%

CBD	57.3%	58.4%
Suburban	65.2%	66.4%
Total	62.1%	62.6%

(1)          Percent leased includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)          Includes triple net lease rental income.

(3)          Net operating income, or NOI, is defined as property rental income less property operating expenses.

(4)          NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by major market for all properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended March 31,
	2005	2004
Number of properties:
Metro Philadelphia, PA	21	21
Metro Washington, DC	20	16
Metro Boston, MA	39	37
Oahu, HI	12	11
Southern California	24	18
Metro Atlanta, GA	36	—
Metro Austin, TX	26	26
Other markets	197	111
Total	375	240

Square feet:
Metro Philadelphia, PA	5,452	5,469
Metro Washington, DC	2,644	2,214
Metro Boston, MA	2,979	2,620
Oahu, HI	9,699	9,755
Southern California	1,444	1,265
Metro Atlanta, GA	1,845	—
Metro Austin, TX	2,806	2,810
Other markets	17,282	11,893
Total	44,151	36,026

Percent leased (1):
Metro Philadelphia, PA	93.8%	93.8%
Metro Washington, DC	95.2%	92.6%
Metro Boston, MA	93.3%	90.0%
Oahu, HI	99.4%	98.8%
Southern California	96.3%	94.1%
Metro Atlanta, GA	91.6%	—
Metro Austin, TX	84.6%	77.9%
Other markets	91.9%	92.6%
Total	93.7%	93.2%

Rental income: (2)
Metro Philadelphia, PA	$30,957	$32,949
Metro Washington, DC	18,589	14,734
Metro Boston, MA	14,338	12,462
Oahu, HI	10,921	10,278
Southern California	11,522	10,175
Metro Atlanta, GA	8,309	—
Metro Austin, TX	9,724	9,688
Other markets	62,959	46,172
Total	$167,319	$136,458

	As of and For the Three Months Ended March 31,
	2005	2004
Net operating income (NOI) (3):
Metro Philadelphia, PA	$16,242	$18,301
Metro Washington, DC	12,340	9,478
Metro Boston, MA	9,590	9,018
Oahu, HI	8,700	8,519
Southern California	7,860	6,873
Metro Atlanta, GA	5,421	—
Metro Austin, TX	4,759	4,693
Other markets	38,952	28,560
Total	$103,864	$85,442

NOI margin (4):
Metro Philadelphia, PA	52.5%	55.5%
Metro Washington, DC	66.4%	64.3%
Metro Boston, MA	66.9%	72.4%
Oahu, HI	79.7%	82.9%
Southern California	68.2%	67.5%
Metro Atlanta, GA	65.2%	—
Metro Austin, TX	48.9%	48.4%
Other markets	61.9%	61.9%
Total	62.1%	62.6%

(1)          Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)          Includes triple net lease rental income.

(3)          NOI is defined as property rental income less property operating expenses.

(4)          NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by property type for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended March 31, (1)
	2005	2004
Office:
Properties	212	212
Total square feet	23,174	23,174
Percent leased (2)	92.1%	90.4%
Rental income (3)	$118,179	$118,431
Net operating income (NOI) (4)	$71,227	$72,232
NOI% growth	(1.4)%

Industrial:
Properties	26	26
Total square feet	12,594	12,594
Percent leased (2)	98.3%	98.2%
Rental income (3)	$18,413	$17,753
Net operating income (NOI) (4)	$12,994	$13,025
NOI% growth	(0.2)%

CBD:
Properties	48	48
Total square feet	10,421	10,421
Percent leased (2)	93.9%	92.7%
Rental income (3)	$63,802	$64,819
Net operating income (NOI) (4)	$36,475	$37,878
NOI% growth	(3.7)%

Suburban:
Properties	190	190
Total square feet	25,347	25,347
Percent leased (2)	94.5%	93.3%
Rental income (3)	$72,790	$71,365
Net operating income (NOI) (4)	$47,746	$47,379
NOI% growth	0.8%

Total:
Properties	238	238
Total square feet	35,768	35,768
Percent leased (2)	94.3%	93.1%
Rental income (3)	$136,592	$136,184
Net operating income (NOI) (4)	$84,221	$85,257
NOI% growth	(1.2)%

(1)          Based on properties owned continuously since January 1, 2004.

(2)          Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(3)          Includes triple net lease rental income.

(4)          NOI is defined as property rental income less property operating expenses.

Results of operations and other operating data by major market for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended March 31, (1)
	2005	2004
Metro Philadelphia, PA:
Properties	21	21
Total square feet	5,452	5,452
Percent leased (2)	93.8%	93.8%
Rental income (3)	$30,957	$32,949
Net operating income (NOI) (4)	$16,242	$18,301
NOI% growth	(11.3)%

Metro Washington, DC:
Properties	16	16
Total square feet	2,214	2,214
Percent leased (2)	94.5%	92.6%
Rental income (3)	$15,624	$14,734
Net operating income (NOI) (4)	$10,144	$9,478
NOI% growth	7.0%

Metro Boston, MA:
Properties	36	36
Total square feet	2,577	2,577
Percent leased (2)	92.4%	89.9%
Rental income (3)	$12,059	$12,347
Net operating income (NOI) (4)	$8,228	$8,962
NOI% growth	(8.2)%

Oahu, HI:
Properties	11	11
Total square feet	9,625	9,625
Percent leased (2)	99.6%	98.8%
Rental income (3)	$10,762	$10,278
Net operating income (NOI) (4)	$8,577	$8,519
NOI% growth	0.7%

Southern California:
Properties	18	18
Total square feet	1,265	1,265
Percent leased (2)	97.7%	94.1%
Rental income (3)	$10,750	$10,175
Net operating income (NOI) (4)	$7,389	$6,873
NOI% growth	7.5%

Metro Austin, TX:
Properties	26	26
Total square feet	2,806	2,806
Percent leased (2)	84.6%	77.9%
Rental income (3)	$9,724	$9,688
Net operating income (NOI) (4)	$4,759	$4,692
NOI% growth	1.4%

	As of and For the Three Months Ended March 31, (1)
	2005	2004
Other Markets:
Properties	110	110
Total square feet	11,829	11,829
Percent leased (2)	92.6%	92.6%
Rental income (3)	$46,716	$46,013
Net operating income (NOI) (4)	$28,882	$28,432
NOI% growth	1.6%

Total:
Properties	238	238
Total square feet	35,768	35,768
Percent leased (2)	94.3%	93.1%
Rental income (3)	$136,592	$136,184
Net operating income (NOI) (4)	$84,221	$85,257
NOI% growth	(1.2)%

(1)          Based on properties owned continuously since January 1, 2004.

(2)          Includes space being fitted out for occupancy pursuant to signed leases and space which is leased but is not occupied or is being offered for sublease by tenants.

(3)          Includes triple net lease rental income.

(4)          NOI is defined as property rental income less property operating expenses.

During the first quarter of 2005 we signed new leases for 677,000 square feet and lease renewals for 829,000 square feet, at weighted average rental rates that were 11% lower than rents previously charged for the same space.  Average lease terms for leases signed during the first quarter of 2005 were 6.2 years.  Commitments for tenant improvement and leasing commission costs for leases signed during the first quarter of 2005 totaled $18.09 per square foot on a weighted average basis.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 20% of our leased square feet are under leases scheduled to expire through December 31, 2007.  Lease expirations by property type as of March 31, 2005, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Office:
Total square feet	28,326
Leased square feet (1)	26,111	1,969	2,164	2,696	19,282
Percent	100.0%	7.5%	8.3%	10.3%	73.9%
Annualized rent (2)	$582,775	$43,578	$48,055	$62,376	$428,766
Percent	100.0%	7.5%	8.2%	10.7%	73.6%

Industrial:
Total square feet	15,825
Leased square feet (1)	15,279	238	543	707	13,791
Percent	100.0%	1.6%	3.6%	4.6%	90.2%
Annualized rent (2)	$98,106	$2,244	$3,688	$8,374	$83,800
Percent	100.0%	2.3%	3.8%	8.5%	85.4%

CBD:
Total square feet	10,889
Leased square feet (1)	10,250	606	758	879	8,007
Percent	100.0%	5.9%	7.4%	8.6%	78.1%
Annualized rent (2)	$270,657	$16,592	$21,391	$25,502	$207,172
Percent	100.0%	6.1%	7.9%	9.4%	76.6%

Suburban:
Total square feet	33,262
Leased square feet (1)	31,140	1,601	1,949	2,524	25,066
Percent	100.0%	5.1%	6.3%	8.1%	80.5%
Annualized rent (2)	$410,224	$29,230	$30,352	$45,248	$305,394
Percent	100.0%	7.1%	7.4%	11.0%	74.5%

Total:
Total square feet	44,151
Leased square feet (1)	41,390	2,207	2,707	3,403	33,073
Percent	100.0%	5.3%	6.5%	8.2%	80.0%
Annualized rent (2)	$680,881	$45,822	$51,743	$70,750	$512,566
Percent	100.0%	6.7%	7.6%	10.4%	75.3%

(1)          Square feet is pursuant to signed leases as of March 31, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)          Annualized rent is rents pursuant to signed leases as of March 31, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Lease expirations by major market area as of March 31, 2005, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Metro Philadelphia, PA:
Total square feet	5,452
Leased square feet (1)	5,112	326	272	235	4,279
Percent	100.0%	6.4%	5.3%	4.6%	83.7%
Annualized rent (2)	$126,871	$8,291	$7,940	$4,599	$106,041
Percent	100.0%	6.5%	6.3%	3.6%	83.6%

Metro Washington, DC:
Total square feet	2,644
Leased square feet (1)	2,517	273	163	242	1,839
Percent	100.0%	10.8%	6.5%	9.6%	73.1%
Annualized rent (2)	$76,100	$6,833	$4,853	$7,069	$57,345
Percent	100.0%	9.0%	6.4%	9.3%	75.3%

	Total	2005	2006	2007	2008 and After
Metro Boston, MA:
Total square feet	2,979
Leased square feet (1)	2,778	92	205	643	1,838
Percent	100.0%	3.3%	7.4%	23.1%	66.2%
Annualized rent (2)	$58,753	$3,109	$4,111	$14,175	$37,358
Percent	100.0%	5.3%	7.0%	24.1%	63.6%
Oahu, HI:
Total square feet	9,699
Leased square feet (1)	9,642	8	—	—	9,634
Percent	100.0%	0.1%	—	—	99.9%
Annualized rent (2)	$43,383	$90	$—	$—	$43,293
Percent	100.0%	0.2%	—	—	99.8%
Southern California:
Total square feet	1,444
Leased square feet (1)	1,391	53	184	280	874
Percent	100.0%	3.8%	13.2%	20.1%	62.9%
Annualized rent (2)	$46,678	$2,233	$5,857	$8,953	$29,635
Percent	100.0%	4.8%	12.5%	19.2%	63.5%
Metro Atlanta, GA:
Total square feet	1,845
Leased square feet (1)	1,691	205	89	131	1,266
Percent	100.0%	12.1%	5.3%	7.7%	74.9%
Annualized rent (2)	$34,235	$3,917	$1,557	$2,646	$26,115
Percent	100.0%	11.4%	4.5%	7.7%	76.4%
Metro Austin, TX:
Total square feet	2,806
Leased square feet (1)	2,374	77	68	587	1,642
Percent	100.0%	3.2%	2.9%	24.7%	69.2%
Annualized rent (2)	$39,266	$1,742	$1,427	$10,089	$26,008
Percent	100.0%	4.4%	3.6%	25.7%	66.3%
Other markets:
Total square feet	17,282
Leased square feet (1)	15,885	1,173	1,726	1,285	11,701
Percent	100.0%	7.4%	10.9%	8.1%	73.6%
Annualized rent (2)	$255,595	$19,607	$25,998	$23,219	$186,771
Percent	100.0%	7.7%	10.2%	9.1%	73.0%
Total:
Total square feet	44,151
Leased square feet (1)	41,390	2,207	2,707	3,403	33,073
Percent	100.0%	5.3%	6.5%	8.2%	80.0%
Annualized rent (2)	$680,881	$45,822	$51,743	$70,750	$512,566
Percent	100.0%	6.7%	7.6%	10.4%	75.3%

(1)          Square feet is pursuant to signed leases as of March 31, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)          Annualized rent is rents pursuant to signed leases as of March 31, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds is primarily rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of March 31, 2005, tenants responsible for 1% or more of our total annualized rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet	% of Annualized Rent (2)	Expiration
1.	U. S. Government	5,106	11.6%	15.9%	2005 to 2020
2.	GlaxoSmithKline plc	605	1.4%	2.1%	2013
3.	PNC Financial Services Group	488	1.1%	1.7%	2011
4.	Towers, Perrin, Forster & Crosby, Inc.	447	1.0%	1.6%	2005, 2006, 2011
5.	Tyco International Ltd	660	1.5%	1.5%	2007, 2011
6.	Comcast Corporation	406	0.9%	1.3%	2005, 2006, 2008
7.	Motorola, Inc.	770	1.7%	1.3%	2006, 2008, 2010
8.	Manugistics, Inc.	283	0.6%	1.3%	2012
9.	Solectron Corporation	765	1.7%	1.3%	2014
10.	Ballard Spahr Andrews & Ingersoll, LLP	230	0.5%	1.2%	2015
11.	Westinghouse Electric Corporation	534	1.2%	1.2%	2010
12.	Mellon Bank, N.A.	234	0.5%	1.1%	2012, 2015
13.	Fallon Health Clinics	444	1.0%	1.1%	2019
14.	The Scripps Research Institute	164	0.4%	1.0%	2019
	Total	11,136	25.1%	33.6%

(1)          Square feet is pursuant to signed leases as of March 31, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)          Annualized rent is rents pursuant to signed leases as of March 31, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of March 31, 2005, a summary of our portfolio by property type, tenant and major market is as follows (dollars and square feet in thousands):

	Metro Philadelphia, PA	Metro Washington, DC	Metro Boston, MA	Oahu, HI	Southern California	Metro Atlanta, GA	Metro Austin, TX	Other Markets	Total
Square feet:
Office	5,452	2,644	2,742	—	1,444	1,845	1,490	12,709	28,326
Industrial	—	—	237	9,699	—	—	1,316	4,573	15,825
Total	5,452	2,644	2,979	9,699	1,444	1,845	2,806	17,282	44,151

CBD	4,599	892	521	158	331	—	185	4,203	10,889
Suburban	853	1,752	2,458	9,541	1,113	1,845	2,621	13,079	33,262
Total	5,452	2,644	2,979	9,699	1,444	1,845	2,806	17,282	44,151

U.S. Government and other government tenants (1)	11	1,362	210	—	509	782	—	2,582	5,456
Medical related tenants (1)	997	342	925	—	610	147	308	2,108	5,437
Land leases (1)	—	—	—	9,642	—	—	—	—	9,642
Other investment grade tenants (1) (2)	1,898	150	949	—	41	50	389	4,671	8,148
Other tenants (1)	2,206	663	694	—	231	712	1,677	6,524	12,707
Vacant	340	127	201	57	53	154	432	1,397	2,761
Total	5,452	2,644	2,979	9,699	1,444	1,845	2,806	17,282	44,151

Annualized rental income (3):
Office	$126,871	$76,100	$57,562	$—	$46,678	$34,235	$23,409	$217,920	$582,775
Industrial	—	—	1,191	43,383	—	—	15,857	37,675	98,106
Total	$126,871	$76,100	$58,753	$43,383	$46,678	$34,235	$39,266	$255,595	$680,881

CBD	$117,099	$33,677	$17,920	$1,062	$20,372	$—	$4,901	$75,626	$270,657
Suburban	9,772	42,423	40,833	42,321	26,306	34,235	34,365	179,969	410,224
Total	$126,871	$76,100	$58,753	$43,383	$46,678	$34,235	$39,266	$255,595	$680,881

U.S. Government and other government tenants	$199	$38,399	$5,193	$—	$10,518	$16,161	$—	$44,480	$114,950
Medical related tenants	19,898	12,031	17,284	—	29,832	3,087	8,174	36,086	126,392
Land leases	—	—	—	43,383	—	—	—	—	43,383
Other investment grade tenants (2)	48,416	5,175	19,970	—	1,110	872	6,625	80,019	162,187
Other tenants	58,358	20,495	16,306	—	5,218	14,115	24,467	95,010	233,969
Total	$126,871	$76,100	$58,753	$43,383	$46,678	$34,235	$39,266	$255,595	$680,881

(1)          Includes leased square feet pursuant to signed leases as of March 31, 2005, including (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)          Excludes investment grade tenants included in other tenant categories above.

(3)          Annualized rental income is rents pursuant to signed leases as of March 31, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Financing Activities

In March 2005 we issued 22.5 million common shares in a public offering, raising net proceeds of $259.0 million.  Proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.  In 2005 we also repaid our $100 million 6.7% unsecured senior notes when they became due in February 2005 using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
	(in thousands, except per share data)

Rental income	$167,319	$136,458	$30,861	22.6%

Expenses:
Operating expenses	63,455	51,016	12,439	24.4%
Depreciation and amortization	32,721	25,043	7,678	30.7%
General and administrative	6,875	5,698	1,177	20.7%
Total expenses	103,051	81,757	21,294	26.0%

Operating income	64,268	54,701	9,567	17.5%

Interest income	180	120	60	50.0%
Interest expense	(35,607)	(26,225)	(9,382)	(35.8)%
Loss on early extinguishment of debt	—	(2,866)	2,866	100.0%
Equity in earnings of equity investments	3,394	3,800	(406)	(10.7)%
Gain on sale of shares of equity investments	—	14,805	(14,805)	(100.0)%
Gain on issuance of shares by equity investees	—	5,040	(5,040)	(100.0)%
Net income	32,235	49,375	(17,140)	(34.7)%
Preferred distributions	(11,500)	(11,500)	—	—
Net income available for common shareholders	$20,735	$37,875	$(17,140)	(45.3)%

Weighted average common shares outstanding	179,817	172,724	7,093	4.1%

Net income available for common shareholders per share	$0.12	$0.22	$(0.10)	(45.5)%

Rental income.  Rental income increased for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to our acquisition of 136 properties in 2004, partially offset by a decline in rents at some of our properties.  Rental income includes non cash straight line rent adjustments totaling $6.5 million in 2005 and $4.5 million in 2004 and amortization of acquired real estate leases and obligations totaling ($1.7) million in 2005 and $30,000 in 2004.  Rental income also includes lease termination fees totaling $150,000 in 2005 and $138,000 in 2004.

Total expenses.  Total expenses for the three months ended March 31, 2005, increased from the three months ended March 31, 2004, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2004.

Interest expense.  Interest expense increased for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2004.  In 2004 we issued $400 million unsecured 6.25% senior notes due 2016; entered into an unsecured $350 million term loan bearing interest at LIBOR plus a premium; and assumed $112.3 million of debt in connection with two acquisitions.  The weighted average interest rate on all of our outstanding debt at March 31, 2005 and 2004, was 6.0% and 5.9%, respectively.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2004 represents the write off of deferred financing fees associated with the repayment of $143 million of our senior notes due 2013.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased during the three months ended March 31, 2005, from the three months ended March 31, 2004, due to lower earnings recognized from our investments in Senior Housing and Hospitality Properties.  The decrease in earnings from Senior Housing is due primarily to our sale in 2004 of 4.1 million Senior Housing common shares we owned.

Gain on sale of shares of equity investments.  The 2004 gain on sale of shares of equity investments reflects the sale during January and February 2004 of 3.1 million Senior Housing common shares we owned.

Gain on issuance of shares by equity investees.  The 2004 gain on issuance of shares by equity investees reflects the issuance of common shares during 2004 by both Senior Housing and Hospitality Properties at prices above our per share carrying value.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders for the three months ended March 31, 2005, from the three months ended March 31, 2004, is due primarily to the gain on sale of Senior Housing shares and the gain on issuance of shares by equity investees, offset by a decrease in earnings from equity investments, the loss on early extinguishment of debt in 2004, and an increase in interest expense from the issuance of additional debt.  Net income available for common shareholders is net income reduced by preferred distributions.

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

•                  our ability to restrain operating cost increases at our properties;

•                  our continuing receipt of cash distributions from our equity investments; and

•                  our ability to purchase new properties which produce positive cash flows from operations.

As discussed above, we believe that present leasing market conditions in some areas where our properties are located may result in modest declines in effective rents at some of our properties for at least the next year.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms.  We expect Hospitality Properties and Senior Housing to continue to pay dividends at current rates or with modest increases for the foreseeable future.  We generally do not engage in development activities (except on a build to suit basis for a tenant), and we generally do not purchase turn around properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend entirely upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $7.0 million, ($14.9) million and $8.3 million, respectively, for the three months ended March 31, 2005, and $30.0 million, $33.7 million and ($31.6) million, respectively, for the three months ended March 31, 2004.  Changes in all three categories between 2005 and 2004 are primarily related to the timing of payments for operating expenses, our sale of 3.1 million Senior Housing common shares in 2004, our repayments and issuances of debt obligations and our issuance of common shares in 2005 and 2004.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating expenses, we maintain an unsecured revolving credit facility with a group of commercial banks.  At March 31, 2005, there was $80 million outstanding and $670 million available under our revolving credit facility, and we had cash and cash equivalents of $22.3 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

A summary of our outstanding debt as of March 31, 2005, is as follows (dollars in thousands):

	Coupon Rate	Interest Rate (1)	Principal Balance	Maturity Date	Due at Maturity	Years to Maturity
Secured debt:

See notes (2)(3)	8.700%	4.750%	$75,519	10/11/20	$9,036	15.5
23 properties in Atlanta, GA (4)	8.500%	5.070%	29,656	4/11/28	4,937	23.0
Six properties in Minneapolis, MN	7.020%	7.020%	16,520	2/1/08	15,724	2.8
One property in Austin, TX	8.400%	8.400%	9,979	4/1/07	9,433	2.0
Two properties in Richland, WA	8.000%	8.000%	6,546	11/15/08	1,004	3.6
One property in Buffalo, NY	5.170%	5.170%	5,614	1/1/09	134	3.8
One property in Philadelphia, PA (5)	6.794%	7.383%	43,228	1/1/29	2,478	23.8
See note (6)	6.814%	7.842%	248,368	1/31/11	225,547	5.8
Two properties in Rochester, NY	6.000%	6.000%	5,552	10/11/12	4,507	7.5
Total / weighted average secured debt	7.278%		$440,982		$272,800	10.2

Unsecured debt:

Unsecured floating rate debt:
Revolving credit facility(LIBOR + 65 basis points)	3.200%	3.200%	$80,000	4/28/09	$80,000	4.1
Term loan (LIBOR + 80 basis points)	3.300%	3.300%	350,000	8/24/09	350,000	4.4
Total / weighted average unsecured floating rate debt	3.281%		$430,000		$430,000	4.3

Unsecured fixed rate debt:
Senior notes due 2010	8.875%	9.000%	$30,000	8/1/10	$30,000	5.3
Senior notes due 2010	8.625%	8.770%	20,000	10/1/10	20,000	5.5
Senior notes due 2012	6.950%	7.179%	200,000	4/1/12	200,000	7.0
Senior notes due 2013	6.500%	6.693%	200,000	1/15/13	200,000	7.8
Senior notes due 2014	5.750%	5.828%	250,000	2/15/14	250,000	8.9
Senior notes due 2015	6.400%	6.601%	200,000	2/15/15	200,000	9.9
Senior notes due 2016	6.250%	6.470%	400,000	8/15/16	400,000	11.4
Total / weighted average unsecured fixed rate debt	6.420%		$1,300,000		$1,300,000	9.2

Total / weighted average unsecured debt	5.640%		$1,730,000		$1,730,000	8.0

Total / weighted average secured debt	7.278%		$440,982		$272,800	10.2
Total / weighted average unsecured floating rate debt	3.281%		430,000		430,000	4.3
Total / weighted average unsecured fixed rate debt	6.420%		1,300,000		1,300,000	9.2
Total / weighted average debt	5.973%		$2,170,982		$2,002,800	8.4

(1)          Includes the effect of interest rate protection, mark-to-market accounting for certain assumed mortgages, and discounts on certain mortgages and unsecured notes. Excludes effects of offering and transaction costs and fees.

(2)          One property in San Diego, CA, one property in Bellevue (Seattle), WA, one property in Rockville, MD, six properties in Atlanta, GA, 11 properties in Dearborn, MI and 14 properties in Solon (Cleveland), OH.

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

(6)          Eight properties in Austin, TX, one property in Philadelphia, PA, two properties in Los Angeles, CA and two properties in Washington, DC.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2005, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Debt	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Total	Weighted Average Coupon Rate
2005	$7,625	$—	$—	$7,625	7.3%
2006	10,520	—	—	10,520	7.3%
2007	20,483	—	—	20,483	7.8%
2008	27,251	—	—	27,251	7.1%
2009	8,894	430,000	—	438,894	3.4%
2010	9,453	—	50,000	59,453	8.6%
2011	231,203	—	—	231,203	6.8%
2012	10,177	—	200,000	210,177	7.0%
2013	6,056	—	200,000	206,056	6.6%
2014 and thereafter	109,320	—	850,000	959,320	6.4%
	$440,982	$430,000	$1,300,000	$2,170,982	6.0%

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  As of March 31, 2005, we had $2.0 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

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

During 2005 we funded improvements to our owned properties totaling $17.2 million using cash on hand.  During February 2005 we completed diligence and committed to the acquisition of 8.2 million square feet of industrial lands in Oahu, HI for $115.5 million, plus closing costs.  In March 2005 we entered into a purchase agreement for a 628,000 square foot office property for $75.5 million plus closing costs.  While the closing of these acquisitions are expected to occur before December of 2005, there can be no assurance that they will close or that closing will not be delayed.

During the three months ended March 31, 2005 and 2004, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Tenant improvements	$11,657	$3,060
Leasing costs	3,090	3,146
Building improvements	4,984	3,003
Development and redevelopment activities	536	1,575

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2005, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	1,506	829	677
Total commitments for tenant improvements and leasing costs	$27,244	$12,377	$14,867
Leasing costs per square foot (whole dollars)	$18.09	$14.93	$21.96
Average lease term (years)	6.2	6.7	5.5
Leasing costs per square foot per year (whole dollars)	$2.92	$2.23	$3.99

At March 31, 2005, we owned 8.7 million, or 12.6%, of the common shares of Senior Housing with a carrying value of $107.7 million and a market value, based on quoted market prices, of $144.5 million, and 4.0 million, or 6.0%, of the common shares of Hospitality Properties with a carrying value of $97.8 million and a market value, based on quoted market prices, of $161.5 million.  During the three months ended March 31, 2005, we received cash distributions totaling $2.8 million from Senior Housing and $2.9 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  On May 5, 2005, the market values of our Senior Housing and Hospitality Properties shares were $154.2 million and $170.1 million, respectively.  In the future we may decide to sell some or all of our remaining Hospitality Properties or Senior Housing shares, based upon several factors including available uses for the sale proceeds and the prices at which sales may be accomplished.

In March 2005 we issued 22.5 million common shares in a public offering at $12.10 per share, raising gross proceeds of $272.3 million.  Net proceeds of this offering, totaling $259.0 million, were used to reduce amounts outstanding under our revolving credit facility.

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate averaged 3.2% per annum for the three months ended March 31, 2005.  As of March 31, 2005, we had $80 million outstanding under our revolving credit facility and $670 million available for acquisitions and for general business purposes.  In February 2005 we repaid our $100 million 6.7% senior notes when they became due in February 2005.  We funded this payment with cash on hand and by drawing on our revolving credit facility.

As of March 31, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,170,982	$7,625	$31,003	$466,145	$1,666,209
Tenant Related Obligations (1)	107,354	90,079	17,275	—	—
Purchase Obligations (2)	191,000	191,000	—	—	—
Projected Interest Expense (3)	1,082,681	97,462	256,860	244,798	483,561
Total	$3,552,017	$386,166	$305,138	$710,943	$2,149,770

(1)          Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed as of March 31, 2005.

(2)   Represents the purchase price to acquire 8.2 million square feet of industrial lands in Oahu, HI for $115.5 million as agreed to in February 2005, plus a 628,000 square foot office property for $75.5 million as agreed to in March 2005.

(3)   Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

As of March 31, 2005, we have no commercial paper, derivatives, swaps, hedges, guarantees, material joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at March 31, 2005, were our unsecured revolving credit facility, our unsecured $350 million term loan and our $1.3 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At March 31, 2005, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $441.0 million of mortgage notes outstanding at March 31, 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2004.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Our unsecured revolving credit facility and our unsecured bank term loan bear interest at floating rates and mature in April 2009.  As of March 31, 2005, we had $80 million outstanding and $670 million available for drawing under our revolving credit facility and $350 million outstanding under our bank term loan.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our bank term loan may be made without penalty beginning in February 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our bank term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  For example, the average interest rate payable on our $350 million term loan and $80 million outstanding on our revolving credit facility at March 31, 2005, was 3.3% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2005	3.3%	$430,000	$14,190
10% reduction	3.0%	$430,000	$12,900
10% increase	3.6%	$430,000	$15,480

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

Our $1.3 billion of publicly issued term debt and our $441.0 million of mortgage notes outstanding on March 31, 2005, bear interest at fixed rates.  Changes in market interest rates during the terms of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at March 31, 2005, were to be refinanced at interest rates which are 10% higher or lower than current interest rates, our per annum interest cost would increase or decrease, respectively, by approximately $11.6 million.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS AND IMPLICATIONS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT ON FORM 10-Q AND INCLUDE STATEMENTS REGARDING:

•                  THE SECURITY OF OUR RENTAL INCOME AND OUR LEASES,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR ACQUISITION OF PROPERTIES,

•                  OUR ABILITY TO COMPETE EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT, INCLUDING CURRENTLY INTENDED PREPAYMENTS, AND MAKE DISTRIBUTIONS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  REPAYMENT OF, AND FUTURE AVAILABILITY OF, BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

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

•                  CHANGES IN CIRCUMSTANCES COULD CAUSE THE CLOSING OF OUR ACQUISITION OF THE CAMPBELL LANDS AND OTHER COMMITTED TRANSACTIONS NOT TO

OCCUR OR BE DELAYED.  THIS RESULT COULD OCCUR DUE TO VARIOUS CIRCUMSTANCES WHICH ARE BEYOND OUR CONTROL.  FOR EXAMPLE, WE WILL REQUIRE UPDATES OF VARIOUS DILIGENCE ITEMS IF THE CLOSING OF THE CAMPBELL LANDS IS DELAYED FOR MORE THAN A SHORT PERIOD, AND THOSE UPDATES MAY CAUSE THE TRANSACTION TO FAIL TO CLOSE, AND

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FAS 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF OUR PROPERTIES WHICH AFFECT OUR FINANCIAL STATEMENTS, INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.  THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.

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

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HRPT PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.   Other Information

Item 6.    Exhibits

10.1         Summary of Trustee Compensation. (filed herewith)

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
Dated: May 10, 2005

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 10, 2005