Form 10-Q
period 2005-06-30
HRPT PROPERTIES TRUST
filed 2005-08-08
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 3, 2005:  199,821,025

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2005

INDEX

PART I

Financial Information

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet – June 30, 2005 and December 31, 2004

Consolidated Statement of Income – Three and Six Months Ended June 30, 2005 and 2004

Consolidated Statement of Cash Flows – Six Months Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Warning Concerning Forward Looking Statements

Statement Concerning Limited Liability

PART II	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I  Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$1,050,303	$928,106
Buildings and improvements	3,861,945	3,756,963
	4,912,248	4,685,069
Accumulated depreciation	(506,409)	(454,411)
	4,405,839	4,230,658
Acquired real estate leases	149,087	149,063
Equity investments in former subsidiaries	207,655	207,804
Cash and cash equivalents	18,921	21,961
Restricted cash	22,282	22,257
Rents receivable, net of allowance for doubtful accounts of $3,388 and $4,594, respectively	126,621	113,504
Other assets, net	82,018	68,083
Total assets	$5,012,423	$4,813,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$236,000	$175,000
Senior unsecured debt, net	1,640,178	1,739,624
Mortgage notes payable, net	434,346	440,407
Accounts payable and accrued expenses	73,137	67,716
Acquired real estate lease obligations	39,495	39,843
Rent collected in advance	18,048	15,208
Security deposits	12,718	11,920
Due to affiliates	11,454	16,418
Total liabilities	2,465,376	2,506,136

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative, redeemable at par on February 22, 2006; 8,000,000 shares outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 ¾% cumulative, redeemable at par on September 12, 2007; 12,000,000 shares outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value:
225,000,000 shares authorized; 199,821,025 and 177,316,525 shares outstanding, respectively	1,998	1,773
Additional paid in capital	2,653,791	2,394,946
Cumulative net income	1,370,771	1,287,790
Cumulative common distributions	(1,808,785)	(1,729,587)
Cumulative preferred distributions	(153,663)	(130,663)
Total shareholders’ equity	2,547,047	2,307,194
Total liabilities and shareholders’ equity	$5,012,423	$4,813,330

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Rental income	$174,289	$138,693	$341,320	$275,022

Expenses:
Operating expenses	63,920	51,414	127,203	102,279
Depreciation and amortization	33,519	24,942	66,134	49,879
General and administrative	7,453	5,830	14,328	11,528
Total expenses	104,892	82,186	207,665	163,686

Operating income	69,397	56,507	133,655	111,336

Interest income	701	144	881	264
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $668, $1,511, $1,333 and $2,946, respectively)	(34,732)	(25,201)	(70,339)	(51,426)
Loss on early extinguishment of debt	—	—	—	(2,866)
Equity in earnings of equity investments	3,052	3,731	6,446	7,531
Gain on sale of shares of equity investments	—	—	—	14,805
Gain on issuance of shares by equity investees	4,708	—	4,708	5,040
Income from continuing operations	43,126	35,181	75,351	84,684
Income (loss) from discontinued operations	28	(121)	38	(249)
Gain on sale of properties	7,592	—	7,592	—
Net income	50,746	35,060	82,981	84,435
Preferred distributions	(11,500)	(11,500)	(23,000)	(23,000)
Net income available for common shareholders	$39,246	$23,560	$59,981	$61,435

Weighted average common shares outstanding	199,819	177,276	189,873	175,000

Basic and diluted earnings per common share:
Income from continuing operations	$0.16	$0.13	$0.28	$0.35
Net income available for common shareholders	$0.20	$0.13	$0.32	$0.35

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$82,981	$84,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	54,878	43,628
Amortization of note discounts and premiums and deferred financing fees	1,333	2,946
Amortization of acquired real estate leases	10,655	3,674
Other amortization	4,244	2,769
Loss on early extinguishment of debt	—	2,866
Equity in earnings of equity investments	(6,446)	(7,531)
Gain on sale of shares of equity investments	—	(14,805)
Gain on issuance of shares by equity investees	(4,708)	(5,040)
Distributions of earnings from equity investments	6,446	7,531
Gain on sale of properties	(7,592)	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(25)	555
Increase in rents receivable and other assets	(29,121)	(41,846)
Increase in accounts payable and accrued expenses	5,429	2,004
Increase in rent collected in advance	2,840	118
Increase in security deposits	941	204
Decrease in due to affiliates	(4,964)	(2,075)
Cash provided by operating activities	116,891	79,433

Cash flows from investing activities:
Real estate acquisitions and improvements	(253,025)	(77,386)
Distributions in excess of earnings from equity investments	4,857	5,195
Proceeds from sale of properties	20,078	—
Proceeds from sale of common shares of equity investment	—	54,413
Cash used for investing activities	(228,090)	(17,778)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	259,017	323,639
Proceeds from borrowings	380,000	472,000
Payments on borrowings	(423,847)	(753,245)
Deferred financing fees	(4,813)	(2,113)
Distributions to common shareholders	(79,198)	(70,909)
Distributions to preferred shareholders	(23,000)	(23,000)
Cash provided by (used for) financing activities	108,159	(53,628)

(Decrease) increase in cash and cash equivalents	(3,040)	8,027
Cash and cash equivalents at beginning of period	21,961	11,526
Cash and cash equivalents at end of period	$18,921	$19,553

Supplemental cash flow information:
Interest paid	$72,071	$46,745

Non-cash financing activities:
Issuance of common shares	$53	$40

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

Note 2.  Equity Investments

At June 30, 2005, and December 31, 2004, we had the following equity investments in Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties:

			Equity in Earnings
	Equity Investments		Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Senior Housing	$106,780	$108,668	$1,834	$2,159	$3,655	$4,369
Hospitality Properties	100,875	99,136	1,218	1,572	2,791	3,162
	$207,655	$207,804	$3,052	$3,731	$6,446	$7,531

At June 30, 2005, we owned 8,660,738 common shares, or 12.6%, of Senior Housing with a carrying value of $106,780 and a market value, based on quoted market prices, of $163,775, and 4,000,000 common shares, or 5.6%, of Hospitality Properties with a carrying value of $100,875 and a market value, based on quoted market prices, of $176,280.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  We account for our investments in Senior Housing and Hospitality Properties using the equity method of accounting.

In June 2005 Hospitality Properties completed a public offering of an aggregate of 4,700,000 common shares for $44.39 per share, raising net proceeds of $199,233.  As a result of this transaction, our ownership percentage in Hospitality Properties was reduced from 6.0% prior to this transaction to 5.6% after this transaction, and we recognized a gain of $4,708 during the six months ended June 30, 2005.

Note 3.  Real Estate Properties

During the six months ended June 30, 2005, we acquired two office properties for $81,350, plus closing costs, 8,180 square feet of industrial lands for $115,500, plus closing costs, and funded $45,709 of improvements to our owned properties using cash on hand and borrowings under our revolving credit facility.  We also sold three industrial properties for net proceeds of $20,078 and recognized gains of $7,592 during the six months ended June 30, 2005.

Note 4.  Indebtedness

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560,000 to $750,000 and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate on this facility averaged 3.4% and 1.9% per annum for the six months ended June 30, 2005 and 2004, respectively.  As of June 30, 2005, we had $236,000 outstanding on our revolving credit facility and $514,000 available for acquisitions and for general business purposes.  Our public debt indentures, credit facility and term loan agreements contain a number of financial and other covenants, including a credit facility and term loan covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility and term loan agreements.

In February 2005 we repaid our $100,000 6.7% senior notes that were due in February 2005 by drawing on our revolving credit facility.

Note 5.  Shareholders’ Equity

In March 2005 we issued 22,500,000 common shares in a public offering, raising net proceeds of $259,017.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

Note 6.  Segment Information

As of June 30, 2005, we owned 280 office properties and 135 industrial properties.  Property level information by geographic area and property type is as follows:

For the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$35,772	$—	$35,772	$66,729	$—	$66,729
Metro Washington, DC	19,131	—	19,131	37,720	—	37,720
Metro Boston, MA	14,015	—	14,015	28,064	—	28,064
Oahu, HI	—	11,340	11,340	—	22,262	22,262
Southern California	11,546	—	11,546	23,068	—	23,068
Metro Atlanta, GA	8,420	—	8,420	16,729	—	16,729
Metro Austin, TX	5,488	4,261	9,749	11,081	8,391	19,472
Other Markets	54,820	9,496	64,316	108,280	18,996	127,276
Totals	$149,192	$25,097	$174,289	$291,671	$49,649	$341,320

Property level net operating income:
Metro Philadelphia, PA	$20,625	$—	$20,625	$36,867	$—	$36,867
Metro Washington, DC	12,308	—	12,308	24,648	—	24,648
Metro Boston, MA	9,720	—	9,720	19,194	—	19,194
Oahu, HI	—	9,164	9,164	—	17,863	17,863
Southern California	7,602	—	7,602	15,463	—	15,463
Metro Atlanta, GA	5,367	—	5,367	10,787	—	10,787
Metro Austin, TX	2,561	1,983	4,544	5,411	3,892	9,303
Other Markets	34,143	6,896	41,039	67,036	12,956	79,992
Totals	$92,326	$18,043	$110,369	$179,406	$34,711	$214,117

As of June 30, 2005, our investments in office and industrial properties, net of accumulated depreciation, was $3,504,324 and $901,515, respectively.

For the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$33,283	$—	$33,283	$66,233	$—	$66,233
Metro Washington, DC	15,237	—	15,237	29,971	—	29,971
Metro Boston, MA	12,338	—	12,338	24,670	—	24,670
Oahu, HI	—	10,349	10,349	—	20,627	20,627
Southern California	9,875	—	9,875	20,050	—	20,050
Metro Austin, TX	5,398	4,271	9,669	10,857	8,500	19,357
Other Markets	44,678	3,264	47,942	87,733	6,381	94,114
Totals	$120,809	$17,884	$138,693	$239,514	$35,508	$275,022

Property level net operating income:
Metro Philadelphia, PA	$18,323	$—	$18,323	$36,624	$—	$36,624
Metro Washington, DC	9,888	—	9,888	19,366	—	19,366
Metro Boston, MA	9,263	—	9,263	18,303	—	18,303
Oahu, HI	—	8,590	8,590	—	17,109	17,109
Southern California	6,093	—	6,093	12,966	—	12,966
Metro Austin, TX	2,337	2,038	4,375	4,910	4,157	9,067
Other Markets	28,172	2,575	30,747	54,324	4,984	59,308
Totals	$74,076	$13,203	$87,279	$146,493	$26,250	$172,743

The following table reconciles our reported segment information to our consolidated financial statements for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Property level net operating income	$110,369	$87,279	$214,117	$172,743
Depreciation and amortization	(33,519)	(24,942)	(66,134)	(49,879)
General and administrative	(7,453)	(5,830)	(14,328)	(11,528)
Operating income	69,397	56,507	133,655	111,336

Interest income	701	144	881	264
Interest expense	(34,732)	(25,201)	(70,339)	(51,426)
Loss on early extinguishment of debt	—	—	—	(2,866)
Equity in earnings of equity investments	3,052	3,731	6,446	7,531
Gain on sale of shares of equity investments	—	—	—	14,805
Gain on issuance of shares by equity investees	4,708	—	4,708	5,040
Income from continuing operations	43,126	35,181	75,351	84,684
Income (loss) from discontinued operations	28	(121)	38	(249)
Gain on sale of properties	7,592	—	7,592	—
Net income	50,746	35,060	82,981	84,435
Preferred distributions	(11,500)	(11,500)	(23,000)	(23,000)
Net income available for common shareholders	$39,246	$23,560	$59,981	$61,435

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

	Six Months Ended June 30,
	2005	2004
Total revenues	$351,080	$346,964
Net income available for common shareholders	$53,206	$78,086
Net income available for common shareholders per share	$0.27	$0.39

Note 8.  Subsequent Events

In July 2005 we declared a distribution of $0.21 per common share, or approximately $42,000, to be paid on or about August 25, 2005, to shareholders of record on July 25, 2005.  We also announced a distribution on our Series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our Series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about August 15, 2005, to our Series A and B preferred shareholders of record as of August 1, 2005.

Since June 30, 2005, we purchased one building for $17,000, excluding closing costs, and we repaid, at par, $75,000 of 8.7% mortgage debt due in 2020.  We also repaid at par plus a premium of $168, $9,913 of 8.4% mortgage debt due in 2007.  In connection with this repayment we expect to recognize a loss in the amount of the repayment premium in the third quarter of 2005.  We funded these transactions with cash on hand and by borrowing under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

We primarily own office buildings located throughout the United States.  We also own approximately 18 million square feet of leased industrial and commercial lands in Oahu, Hawaii and have minority holdings in shares of our former subsidiaries, Senior Housing and Hospitality Properties.

Property Operations

As of June 30, 2005, 94.1% of our total square feet was leased, compared to 93.5% leased as of June 30, 2004, and 93.7% leased as of March 31, 2005.  These results include a 0.6 percentage point increase at properties we owned continuously since April 1, 2004.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2005	2004	2005	2004
Total properties	415	243	237	237
Total square feet	52,792	36,652	35,639	35,639
Percent leased (2)	94.1%	93.5%	94.6%	94.0%

(1)    Based on properties owned continuously since April 1, 2004.

(2)    Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

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

Properties acquired during the six months ended June 30, 2005, were as follows (square feet and dollars in thousands):

Acquired	Location	Office/ Industrial	Number of Properties	Square Feet	Purchase Price (1)	Purchase Price (1)/ Sq. Ft.	Cap Rate (2)	Average Remaining Lease Term (3)	Percent Leased (4)	Major Tenant

May-05	Indianapolis, IN	Office	1	628	$74,750	$119.03	10.9%	3.8	95.9%	National City Bank, Indiana
Jun-05	Oahu, HI	Industrial	41	8,180	115,500	14.12	7.6%	15.0	95.4%	Tesoro Hawaii Corporation
Jun-05	Indianapolis, IN	Office	1	72	6,600	91.67	9.4%	5.9	100.0%	Indiana Lumbermens Mutual Insurance Company
Total / weighted average			43	8,880	$196,850	$22.17	8.9%	14.1	95.4%

We also sold three industrial properties during May 2005 for net proceeds of $20,078 and recognized gains of $7,592.

(1)     Represents the gross contract purchase price and excludes closing costs and purchase price allocations relating to FAS 141.

(2)     Represents estimated current GAAP based annual net operating income, or NOI, which is defined as property rental income less property operating expenses, divided by the purchase price.

(3)     Average remaining lease term based on rental income as of the date acquired.

(4)     Percent leased as of the date acquired.

Results of operations and other operating data by property type for all properties is as follows (dollars and square feet in thousands):

	As of the Three Months Ended June 30,		As of the Six Months Ended June 30,
	2005	2004	2005	2004
Number of properties:
Office	280	216	280	216
Industrial	135	27	135	27
Total	415	243	415	243

Central Business District, or CBD	51	49	51	49
Suburban	364	194	364	194
Total	415	243	415	243
Square feet (1):
Office	29,024	23,505	29,024	23,505
Industrial	23,768	13,147	23,768	13,147
Total	52,792	36,652	52,792	36,652

CBD	11,520	10,561	11,520	10,561
Suburban	41,272	26,091	41,272	26,091
Total	52,792	36,652	52,792	36,652

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2005	2004	2005	2004
Percent leased (2):
Office	92.2%	90.9%	92.2%	90.9%
Industrial	96.3%	98.3%	96.3%	98.3%
Total	94.1%	93.5%	94.1%	93.5%

CBD	94.0%	94.0%	94.0%	94.0%
Suburban	94.1%	93.4%	94.1%	93.4%
Total	94.1%	93.5%	94.1%	93.5%

Rental income (3):
Office	$149,192	$120,809	$291,671	$239,514
Industrial	25,097	17,884	49,649	35,508
Total	$174,289	$138,693	$341,320	$275,022

CBD	$69,971	$66,502	$136,293	$131,322
Suburban	104,318	72,191	205,027	143,700
Total	$174,289	$138,693	$341,320	$275,022

Net operating income (NOI) (4):
Office	$92,326	$74,076	$179,406	$146,493
Industrial	18,043	13,203	34,711	26,250
Total	$110,369	$87,279	$214,117	$172,743

CBD	$40,633	$39,278	$78,648	$77,157
Suburban	69,736	48,001	135,469	95,586
Total	$110,369	$87,279	$214,117	$172,743

NOI margin (5):
Office	61.9%	61.3%	61.5%	61.2%
Industrial	71.9%	73.8%	69.9%	73.9%
Total	63.3%	62.9%	62.7%	62.8%

CBD	58.1%	59.1%	57.7%	58.8%
Suburban	66.8%	66.5%	66.1%	66.5%
Total	63.3%	62.9%	62.7%	62.8%

(1)          Prior periods exclude space remeasurements made during the current period.

(2)          Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(3)          Includes triple net lease rental income. Excludes rental income from discontinued operations.

(4)          Net operating income, or NOI, is defined as property rental income less property operating expenses. Excludes NOI from discontinued operations.

(5)          NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by major market for all properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2005	2004	2005	2004
Number of properties:
Metro Philadelphia, PA	21	21	21	21
Metro Washington, DC	20	16	20	16
Metro Boston, MA	36	37	36	37
Oahu, HI	53	11	53	11
Southern California	24	18	24	18
Metro Atlanta, GA	36	—	36	—
Metro Austin, TX	26	26	26	26
Other markets	199	114	199	114
Total	415	243	415	243

Square feet (1):
Metro Philadelphia, PA	5,453	5,468	5,453	5,468
Metro Washington, DC	2,645	2,218	2,645	2,218
Metro Boston, MA	2,738	2,620	2,738	2,620
Oahu, HI	17,879	9,755	17,879	9,755
Southern California	1,444	1,265	1,444	1,265
Metro Atlanta, GA	1,845	—	1,845	—
Metro Austin, TX	2,805	2,810	2,805	2,810
Other markets	17,983	12,516	17,983	12,516
Total	52,792	36,652	52,792	36,652

Percent leased (2):
Metro Philadelphia, PA	93.3%	95.5%	93.3%	95.5%
Metro Washington, DC	95.1%	91.6%	95.1%	91.6%
Metro Boston, MA	96.8%	90.2%	96.8%	90.2%
Oahu, HI	97.4%	98.8%	97.4%	98.8%
Southern California	97.5%	94.2%	97.5%	94.2%
Metro Atlanta, GA	91.9%	—	91.9%	—
Metro Austin, TX	85.3%	79.4%	85.3%	79.4%
Other markets	91.8%	92.7%	91.8%	92.7%
Total	94.1%	93.5%	94.1%	93.5%

Rental income: (3)
Metro Philadelphia, PA	$35,772	$33,283	$66,729	$66,233
Metro Washington, DC	19,131	15,237	37,720	29,971
Metro Boston, MA	14,015	12,338	28,064	24,670
Oahu, HI	11,340	10,349	22,262	20,627
Southern California	11,546	9,875	23,068	20,050
Metro Atlanta, GA	8,420	—	16,729	—
Metro Austin, TX	9,749	9,669	19,472	19,357
Other markets	64,316	47,942	127,276	94,114
Total	$174,289	$138,693	$341,320	$275,022

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2005	2004	2005	2004
Net operating income (NOI) (4):
Metro Philadelphia, PA	$20,625	$18,323	$36,867	$36,624
Metro Washington, DC	12,308	9,888	24,648	19,366
Metro Boston, MA	9,720	9,263	19,194	18,303
Oahu, HI	9,164	8,590	17,863	17,109
Southern California	7,602	6,093	15,463	12,966
Metro Atlanta, GA	5,367	—	10,787	—
Metro Austin, TX	4,544	4,375	9,303	9,067
Other markets	41,039	30,747	79,992	59,308
Total	$110,369	$87,279	$214,117	$172,743

NOI margin (5):
Metro Philadelphia, PA	57.7%	55.1%	55.2%	55.3%
Metro Washington, DC	64.3%	64.9%	65.3%	64.6%
Metro Boston, MA	69.4%	75.1%	68.4%	74.2%
Oahu, HI	80.8%	83.0%	80.2%	82.9%
Southern California	65.8%	61.7%	67.0%	64.7%
Metro Atlanta, GA	63.7%	—	64.5%	—
Metro Austin, TX	46.6%	45.2%	47.8%	46.8%
Other markets	63.8%	64.1%	62.8%	63.0%
Total	63.3%	62.9%	62.7%	62.8%

(1)          Prior periods exclude space remeasurements made during the current period.

(2)          Includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(3)          Includes triple net lease rental income. Excludes rental income from discontinued operations.

(4)          NOI is defined as property rental income less property operating expenses. Excludes NOI from discontinued operations.

(5)          NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by property type for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended June 30, (1)		As of and For the Six Months Ended June 30, (2)
	2005	2004	2005	2004
Office:
Properties	214	214	212	212
Total square feet	23,282	23,282	23,171	23,171
Percent leased (3)	92.3%	91.0%	92.3%	90.9%
Rental income (4)	$123,808	$120,268	$241,413	$238,119
Net operating income (NOI) (5)	$75,798	$73,704	$146,661	$145,512
NOI% growth	2.8%		0.8%

Industrial:
Properties	23	23	23	23
Total square feet	12,357	12,357	12,357	12,357
Percent leased (3)	98.8%	99.8%	98.8%	99.8%
Rental income (4)	$18,407	$17,719	$36,532	$35,343
Net operating income (NOI) (5)	$13,200	$13,094	$26,078	$26,141
NOI% growth	0.8%		(0.2)%

CBD:
Properties	48	48	48	48
Total square feet	10,423	10,423	10,423	10,423
Percent leased (3)	94.2%	94.1%	94.2%	94.1%
Rental income (4)	$65,811	$66,049	$129,614	$130,869
Net operating income (NOI) (5)	$38,167	$38,961	$74,642	$76,839
NOI% growth	(2.0)%		(2.9)%

Suburban:
Properties	189	189	187	187
Total square feet	25,216	25,216	25,105	25,105
Percent leased (3)	94.7%	94.0%	94.7%	94.0%
Rental income (4)	$76,404	$71,938	$148,331	$142,593
Net operating income (NOI) (5)	$50,831	$47,837	$98,097	$94,814
NOI% growth	6.3%		3.5%

Total:
Properties	237	237	235	235
Total square feet	35,639	35,639	35,528	35,528
Percent leased (3)	94.6%	94.0%	94.6%	94.0%
Rental income (4)	$142,215	$137,987	$277,945	$273,462
Net operating income (NOI) (5)	$88,998	$86,798	$172,739	$171,653
NOI% growth	2.5%		0.6%

(1)          Based on properties owned continuously since April 1, 2004.

(2)          Based on properties owned continuously since January 1, 2004.

(3)          Includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(4)          Includes triple net lease rental income.

(5)          NOI is defined as property rental income less property operating expenses.

Results of operations and other operating data by major market for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended June 30, (1)		As of and For the Six Months Ended June 30, (2)
	2005	2004	2005	2004
Metro Philadelphia, PA:
Properties	21	21	21	21
Total square feet	5,453	5,453	5,453	5,453
Percent leased (3)	93.3%	95.5%	93.3%	95.5%
Rental income (4)	$35,772	$33,283	$66,729	$66,232
Net operating income (NOI) (5)	$20,625	$18,323	$36,867	$36,623
NOI% growth	12.6%		0.7%

Metro Washington, DC:
Properties	16	16	16	16
Total square feet	2,215	2,215	2,215	2,215
Percent leased (3)	94.4%	91.6%	94.4%	91.6%
Rental income (4)	$16,118	$15,237	$31,743	$29,971
Net operating income (NOI) (5)	$10,077	$9,888	$20,220	$19,366
NOI% growth	1.9%		4.4%

Metro Boston, MA:
Properties	34	34	33	33
Total square feet	2,382	2,382	2,336	2,336
Percent leased (3)	96.3%	92.4%	96.4%	92.2%
Rental income (4)	$11,981	$12,338	$23,463	$24,263
Net operating income (NOI) (5)	$8,480	$9,263	$16,444	$18,048
NOI% growth	(8.5)%		(8.9)%

Oahu, HI:
Properties	11	11	11	11
Total square feet	9,625	9,625	9,625	9,625
Percent leased (3)	99.5%	98.8%	99.5%	98.8%
Rental income (4)	$10,819	$10,349	$21,580	$20,627
Net operating income (NOI) (5)	$8,724	$8,590	$17,300	$17,109
NOI% growth	1.6%		1.1%

Southern California:
Properties	18	18	18	18
Total square feet	1,265	1,265	1,265	1,265
Percent leased (3)	99.0%	94.2%	99.0%	94.2%
Rental income (4)	$10,724	$9,875	$21,474	$20,050
Net operating income (NOI) (5)	$7,060	$6,093	$14,449	$12,966
NOI% growth	15.9%		11.4%

Metro Austin, TX:
Properties	26	26	26	26
Total square feet	2,805	2,805	2,805	2,805
Percent leased (3)	85.3%	79.4%	85.3%	79.4%
Rental income (4)	$9,749	$9,669	$19,472	$19,357
Net operating income (NOI) (5)	$4,544	$4,375	$9,302	$9,067
NOI% growth	3.9%		2.6%

	As of and For the Three Months Ended June 30, (1)		As of and For the Six Months Ended June 30, (2)
	2005	2004	2005	2004
Other Markets:
Properties	111	111	110	110
Total square feet	11,894	11,894	11,829	11,829
Percent leased (3)	92.6%	92.4%	92.5%	92.4%
Rental income (4)	$47,052	$47,236	$93,484	$92,962
Net operating income (NOI) (5)	$29,488	$30,266	$58,157	$58,474
NOI% growth	(2.6)%		(0.5)%

Total:
Properties	237	237	235	235
Total square feet	35,639	35,639	35,528	35,528
Percent leased (3)	94.6%	94.0%	94.6%	94.0%
Rental income (4)	$142,215	$137,987	$277,945	$273,462
Net operating income (NOI) (5)	$88,998	$86,798	$172,739	$171,653
NOI% growth	2.5%		0.6%

(1)          Based on properties owned continuously since April 1, 2004.

(2)          Based on properties owned continuously since January 1, 2004.

(3)          Includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(4)          Includes triple net lease rental income.

(5)          NOI is defined as property rental income less property operating expenses.

During the second quarter of 2005 we signed new leases for 573,000 square feet and lease renewals for 726,000 square feet, at weighted average rental rates that were 5% above rents previously charged for the same space.  Average lease terms for leases signed during the quarter ended June 30, 2005, were 4.9 years.  Commitments for tenant improvement and leasing commission costs for leases signed during the quarter ended June 30, 2005, totaled $11.74 per square foot on a weighted average basis.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 18% of our leased square feet are under leases scheduled to expire through December 31, 2007.  Lease expirations by property type as of June 30, 2005, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Office:
Total square feet	29,024
Leased square feet (1)	26,771	1,230	2,730	2,773	20,038
Percent	100.0%	4.6%	10.2%	10.4%	74.8%
Annualized rent (2)	$595,261	$27,957	$59,043	$63,542	$444,719
Percent	100.0%	4.7%	9.9%	10.7%	74.7%
Industrial:
Total square feet	23,768
Leased square feet (1)	22,886	589	769	1,061	20,467
Percent	100.0%	2.6%	3.4%	4.6%	89.4%
Annualized rent (2)	$108,313	$2,770	$4,440	$8,516	$92,587
Percent	100.0%	2.6%	4.1%	7.9%	85.4%

CBD:
Total square feet	11,520
Leased square feet (1)	10,826	549	880	968	8,429
Percent	100.0%	5.1%	8.1%	8.9%	77.9%
Annualized rent (2)	$282,532	$14,365	$24,263	$27,053	$216,851
Percent	100.0%	5.1%	8.6%	9.6%	76.7%
Suburban:
Total square feet	41,272
Leased square feet (1)	38,831	1,270	2,619	2,866	32,076
Percent	100.0%	3.3%	6.7%	7.4%	82.6%
Annualized rent (2)	$421,042	$16,362	$39,220	$45,005	$320,455
Percent	100.0%	3.9%	9.3%	10.7%	76.1%

Total:
Total square feet	52,792
Leased square feet (1)	49,657	1,819	3,499	3,834	40,505
Percent	100.0%	3.7%	7.0%	7.7%	81.6%
Annualized rent (2)	$703,574	$30,727	$63,483	$72,058	$537,306
Percent	100.0%	4.4%	9.0%	10.2%	76.4%

(1)          Square feet is pursuant to signed leases as of June 30, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease.

(2)          Annualized rent is rents pursuant to signed leases as of June 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Lease expirations by major market area as of June 30, 2005, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Metro Philadelphia, PA:
Total square feet	5,453
Leased square feet (1)	5,087	269	249	235	4,334
Percent	100.0%	5.3%	4.9%	4.6%	85.2%
Annualized rent (2)	$126,942	$7,265	$7,004	$4,446	$108,227
Percent	100.0%	5.7%	5.5%	3.5%	85.3%
Metro Washington, DC:
Total square feet	2,645
Leased square feet (1)	2,514	117	293	242	1,862
Percent	100.0%	4.7%	11.7%	9.6%	74.0%
Annualized rent (2)	$75,586	$2,337	$8,100	$6,952	$58,197
Percent	100.0%	3.1%	10.7%	9.2%	77.0%
Metro Boston, MA:
Total square feet	2,738
Leased square feet (1)	2,650	84	164	565	1,837
Percent	100.0%	3.2%	6.2%	21.3%	69.3%
Annualized rent (2)	$57,934	$2,995	$3,391	$13,743	$37,805
Percent	100.0%	5.2%	5.9%	23.7%	65.2%
Oahu, HI:
Total square feet	17,879
Leased square feet (1)	17,407	408	221	423	16,355
Percent	100.0%	2.3%	1.3%	2.4%	94.0%
Annualized rent (2)	$54,488	$1,050	$681	$541	$52,216
Percent	100.0%	1.9%	1.3%	1.0%	95.8%
Southern California:
Total square feet	1,444
Leased square feet (1)	1,408	29	189	272	918
Percent	100.0%	2.1%	13.4%	19.3%	65.2%
Annualized rent (2)	$46,538	$1,243	$6,019	$8,381	$30,895
Percent	100.0%	2.7%	12.9%	18.0%	66.4%
Metro Atlanta, GA:
Total square feet	1,845
Leased square feet (1)	1,697	169	89	136	1,303
Percent	100.0%	10.0%	5.2%	8.0%	76.8%
Annualized rent (2)	$34,217	$3,212	$1,542	$2,720	$26,743
Percent	100.0%	9.4%	4.5%	7.9%	78.2%
Metro Austin, TX:
Total square feet	2,805
Leased square feet (1)	2,392	45	71	574	1,702
Percent	100.0%	1.9%	3.0%	24.0%	71.1%
Annualized rent (2)	$38,961	$950	$1,488	$9,862	$26,661
Percent	100.0%	2.4%	3.8%	25.3%	68.5%
Other markets:
Total square feet	17,983
Leased square feet (1)	16,502	698	2,223	1,387	12,194
Percent	100.0%	4.2%	13.5%	8.4%	73.9%
Annualized rent (2)	$268,908	$11,675	$35,258	$25,413	$196,562
Percent	100.0%	4.3%	13.1%	9.5%	73.1%

	Total	2005	2006	2007	2008 and After
Total:
Total square feet	52,792
Leased square feet (1)	49,657	1,819	3,499	3,834	40,505
Percent	100.0%	3.7%	7.0%	7.7%	81.6%
Annualized rent (2)	$703,574	$30,727	$63,483	$72,058	$537,306
Percent	100.0%	4.4%	9.0%	10.2%	76.4%

(1)  Square feet is pursuant to signed leases as of June 30, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease.

(2)  Annualized rent is rents pursuant to signed leases as of June 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds is primarily rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of June 30, 2005, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet	% of Rent (2)	Expiration
1.	U. S. Government	5,117	9.7%	15.4%	2005 to 2020
2.	GlaxoSmithKline plc	605	1.1%	2.0%	2013
3.	PNC Financial Services Group	488	0.9%	1.6%	2011
4.	Towers, Perrin, Forster & Crosby, Inc.	447	0.8%	1.5%	2005, 2006, 2011
5.	Tyco International Ltd.	660	1.3%	1.4%	2007, 2011
6.	Comcast Corporation	406	0.8%	1.3%	2005, 2006, 2008
7.	Motorola, Inc.	770	1.5%	1.3%	2006, 2008, 2010
8.	Manugistics, Inc.	283	0.5%	1.2%	2012
9.	Solectron Corporation	765	1.4%	1.2%	2014
10.	Ballard Spahr Andrews & Ingersoll, LLP	231	0.4%	1.2%	2015
11.	Westinghouse Electric Corporation	534	1.0%	1.1%	2006, 2010
12.	Mellon Bank, N.A.	234	0.4%	1.1%	2012, 2015
13.	Fallon Health Clinics	444	0.8%	1.0%	2019
	Total	10,984	20.6%	31.3%

(1)  Square feet is pursuant to signed leases as of June 30, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)  Rent is rents pursuant to signed leases as of June 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of June 30, 2005, a summary of our portfolio by property type, tenant and major market is as follows (dollars and square feet in thousands):

	Metro Philadelphia, PA	Metro Washington, DC	Metro Boston, MA	Oahu, HI	Southern California	Metro Atlanta, GA	Metro Austin, TX	Other Markets	Total
Square feet:
Office	5,453	2,645	2,738	—	1,444	1,845	1,489	13,410	29,024
Industrial	—	—	—	17,879	—	—	1,316	4,573	23,768
Total	5,453	2,645	2,738	17,879	1,444	1,845	2,805	17,983	52,792

CBD	4,600	892	523	158	331	—	185	4,831	11,520
Suburban	853	1,753	2,215	17,721	1,113	1,845	2,620	13,152	41,272
Total	5,453	2,645	2,738	17,879	1,444	1,845	2,805	17,983	52,792

U.S. Government and other government tenants (1)	11	1,362	210	—	509	781	15	2,673	5,561
Medical related tenants (1)	997	342	936	—	629	148	318	2,029	5,399
Land leases (1)	—	—	—	17,403	—	—	—	—	17,403
Other investment grade tenants (1) (2)	1,858	150	955	—	41	50	389	4,372	7,815
Other tenants (1)	2,221	660	549	4	229	718	1,670	7428	13,479
Vacant	366	131	88	472	36	148	413	1,481	3,135
Total	5,453	2,645	2,738	17,879	1,444	1,845	2,805	17,983	52,792

Annualized rental income (3):
Office	$126,942	$75,586	$57,934	$—	$46,538	$34,217	$23,107	$230,937	$595,261
Industrial	—	—	—	54,488	—	—	15,854	37,971	108,313
Total	$126,942	$75,586	$57,934	$54,488	$46,538	$34,217	$38,961	$268,908	$703,574

CBD	$116,729	$34,202	$18,005	$1,063	$20,313	$—	$4,817	$87,403	$282,532
Suburban	10,213	41,384	39,929	53,425	26,225	34,217	34,144	181,505	421,042
Total	$126,942	$75,586	$57,934	$54,488	$46,538	$34,217	$38,961	$268,908	$703,574

U.S. Government and other government tenants	$218	$38,122	$4,884	$—	$10,237	$16,186	$265	$46,693	$116,605
Medical related tenants	20,822	12,226	17,570	—	29,941	3,088	8,192	35,315	127,154
Land leases	—	—	—	54,481	—	—	—	35	54,516
Other investment grade tenants (2)	47,777	4,892	20,151	—	1,112	890	6,619	72,957	154,398
Other tenants	58,125	20,346	15,329	7	5,248	14,053	23,885	113,908	250,901
Total	$126,942	$75,586	$57,934	$54,488	$46,538	$34,217	$38,961	$268,908	$703,574

(1)          Includes leased square feet pursuant to signed leases as of June 30, 2005, including (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)          Excludes investment grade tenants included in other tenant categories above.

(3)          Annualized rental income is rents pursuant to signed leases as of June 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Financing Activities

In March 2005 we issued 22.5 million common shares in a public offering, raising net proceeds of $259.0 million.  Proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.  In February 2005 we repaid our $100 million 6.7% unsecured senior notes when they became due in February 2005, and in July 2005 we repaid, at par, $75.0 million of 8.7% mortgage debt due in 2020.  In August 2005 we repaid at par plus a premium of $168,000, $9.9 million of 8.4% mortgage debt due in 2007.  In connection with this repayment we expect to recognize a loss in the amount of the repayment premium in the third quarter of 2005.  We funded these payments using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

	Three Months Ended June 30,
	2005	2004	$ Change	% Change
	(in thousands, except per share data)

Rental income	$174,289	$138,693	$35,596	25.7%

Expenses:
Operating expenses	63,920	51,414	12,506	24.3%
Depreciation and amortization	33,519	24,942	8,577	34.4%
General and administrative	7,453	5,830	1,623	27.8%
Total expenses	104,892	82,186	22,706	27.6%

Operating income	69,397	56,507	12,890	22.8%

Interest income	701	144	557	386.8%
Interest expense	(34,732)	(25,201)	(9,531)	(37.8)%
Equity in earnings of equity investments	3,052	3,731	(679)	(18.2)%
Gain on issuance of shares by equity investees	4,708	—	4,708	100.0%
Income from continuing operations	43,126	35,181	7,945	22.6%
Income (loss) from discontinued operations	28	(121)	149	123.1%
Gain on sale of properties	7,592	—	7,592	100.0%
Net income	50,746	35,060	15,686	44.7%
Preferred distributions	(11,500)	(11,500)	—	—
Net income available for common shareholders	$39,246	$23,560	$15,686	66.6%

Weighted average common shares outstanding	199,819	177,276	22,543	12.7%

Income from continuing operations per share	$0.16	$0.13	$0.03	23.1%
Net income available for common shareholders per share	$0.20	$0.13	$0.07	53.8%

Rental income.  Rental income increased for the three months ended June 30, 2005, compared to the same period in 2004, primarily due to our acquisition of 43 properties in 2005, including 8.2 million square feet of leased industrial lands in Oahu, HI, and 136 properties in 2004.  Rental income includes non cash straight line rent adjustments totaling $5.7 million in 2005 and $4.7 million in 2004 and amortization of acquired real estate leases and obligations totaling ($1.8) million in 2005 and ($10,000) in 2004.  Rental income also includes lease termination fees totaling $285,000 in 2005 and $1.1 million in 2004.

Total expenses.  Total expenses increased for the three months ended June 30, 2005, compared to the same period in 2004, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2005 and 2004.

Interest expense.  Interest expense increased for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2005 and 2004.  In 2004 we issued $400 million unsecured 6.25% senior notes due 2016; entered into an unsecured $350 million term loan bearing interest at LIBOR plus a premium; and assumed $112.3 million of debt in connection with two acquisitions.  The weighted average interest rate on all of our outstanding debt at June 30, 2005 and 2004, was 5.9% and 5.8%, respectively.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased during the three months ended June 30, 2005, from the three months ended June 30, 2004, due to lower earnings recognized from our investments in Senior Housing and Hospitality Properties.  The decrease in earnings from Senior Housing is due primarily to our sale in 2004 of 4.1 million Senior Housing common shares we owned.  The decrease in earnings from Hospitality Properties reflects our share, totaling $426,000, of impairment losses recognized by Hospitality Properties in 2005.

Gain on issuance of shares by equity investees.  The 2005 gain on issuance of shares by equity investees reflects the issuance of common shares by Hospitality Properties at a price above our per share carrying value.

Income (loss) from discontinued operations and gain on sale of properties.  The 2005 and 2004 income (loss) from discontinued operations represents income from three industrial properties that we sold in May 2005 for net proceeds of $20.1 million.  We recognized gains on the sale of these properties of $7.6 million.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders for the three months ended June 30, 2005, from the three months ended June 30, 2004, is due primarily to property acquisitions in 2005 and 2004, the gain on sale of properties in 2005 and the gain on issuance of shares by Hospitality Properties in 2005, offset by the decrease in earnings from our equity investments, and an increase in interest expense from the issuance of additional debt.  Net income available for common shareholders is net income reduced by preferred distributions.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,
	2005	2004	$ Change	% Change
	(in thousands, except per share data)

Rental income	$341,320	$275,022	$66,298	24.1%

Expenses:
Operating expenses	127,203	102,279	24,924	24.4%
Depreciation and amortization	66,134	49,879	16,255	32.6%
General and administrative	14,328	11,528	2,800	24.3%
Total expenses	207,665	163,686	43,979	26.9%

Operating income	133,655	111,336	22,319	20.0%

Interest income	881	264	617	233.7%
Interest expense	(70,339)	(51,426)	(18,913)	(36.8)%
Loss on early extinguishment of debt	—	(2,866)	2,866	100.0%
Equity in earnings of equity investments	6,446	7,531	(1,085)	(14.4)%
Gain on sale of shares of equity investments	—	14,805	(14,805)	(100.0)%
Gain on issuance of shares by equity investees	4,708	5,040	(332)	(6.6)%
Income from continuing operations	75,351	84,684	(9,333)	(11.0)%
Income (loss) from discontinued operations	38	(249)	287	115.3%
Gain on sale of properties	7,592	—	7,592	100.0%
Net income	82,981	84,435	(1,454)	(1.7)%
Preferred distributions	(23,000)	(23,000)	—	—
Net income available for common shareholders	$59,981	$61,435	($1,454)	(2.4)%

Weighted average common shares outstanding	189,873	175,000	14,873	8.5%

Income from continuing operations per share	$0.28	$0.35	$(0.07)	(20.0)%
Net income available for common shareholders per share	$0.32	$0.35	$(0.03)	(8.6)%

Rental income.  Rental income increased for the six months ended June 30, 2005, compared to the same period in 2004, primarily due to our acquisition of 43 properties in 2005, including 8.2 million square feet of leased industrial lands in Oahu, HI, and 136 properties in 2004.  Rental income includes non cash straight line rent adjustments totaling $12.3 million in 2005 and $9.2 million in 2004 and amortization of acquired real estate leases and obligations totaling ($3.5) million in 2005 and $20,000 in 2004.  Rental income also includes lease termination fees totaling $435,000 in 2005 and $1.2 million in 2004.

Total expenses.  Total expenses for the six months ended June 30, 2005, increased from the six months ended June 30, 2004, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2005 and 2004.

Interest expense.  Interest expense increased for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2005 and 2004.  In 2004 we issued $400 million unsecured 6.25% senior notes due 2016; entered into an unsecured $350 million term loan bearing interest at LIBOR plus a premium; and assumed $112.3 million of debt in connection with two acquisitions.  The weighted average interest rate on all of our outstanding debt at June 30, 2005 and 2004, was 5.9% and 5.8%, respectively.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2004 represents the write off of deferred financing fees associated with the repayment of $143 million of our senior notes due 2013.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased during the six months ended June 30, 2005, from the six months ended June 30, 2004, due to lower earnings recognized from our investments in Senior Housing and Hospitality Properties.  The decrease in earnings from Senior Housing is due primarily to our sale in 2004 of 4.1 million Senior Housing common shares we owned.  The decrease in earnings from Hospitality Properties reflects our share, totaling $426,000, of impairment losses recognized by Hospitality Properties in 2005.

Gain on sale of shares of equity investments.  The 2004 gain on sale of shares of equity investments reflects the sale during January and February 2004 of 3.1 million Senior Housing common shares we owned.

Gain on issuance of shares by equity investees.  The 2005 and 2004 gains on issuance of shares by equity investees reflects the issuance of common shares by both Senior Housing and Hospitality Properties at prices above our per share carrying value.

Income (loss) from discontinued operations and gain on sale of properties.  The 2005 and 2004 income (loss) from discontinued operations represents income from three industrial properties that we sold in May 2005 for net proceeds of $20.1 million.  We recognized gains on the sale of these properties of $7.6 million.

Net income and net income available for common shareholders.  The slight decrease in net income and net income available for common shareholders for the six months ended June 30, 2005, from the six months ended June 30, 2004, reflects the gain on sale of Senior Housing shares recognized in 2004, an increase in interest expense in 2005 from the issuance of additional debt in 2005 and the decrease in earnings from our equity investments, offset by property acquisitions in 2005 and 2004 and the gain on sale of properties in 2005.  Net income available for common shareholders is net income reduced by preferred distributions.

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

Cash flows provided by (used for) operating, investing and financing activities were $116.9 million, ($228.1) million and $108.2 million, respectively, for the six months ended June 30, 2005, and $79.4 million, ($17.8) million and ($53.6) million, respectively, for the six months ended June 30, 2004.  Changes in all three categories between 2005 and 2004 are primarily related to property acquisitions and sales in 2005 and 2004, our sale of 3.1 million Senior Housing common shares in 2004, our repayments and issuances of debt obligations and our issuance of common shares in 2005 and 2004.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating expenses, we maintain an unsecured revolving credit facility with a group of commercial banks.  At June 30, 2005, there was $236 million outstanding and $514 million available under our revolving credit facility, and we had cash and cash equivalents of $18.9 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

A summary of our outstanding debt as of June 30, 2005, is as follows (dollars in thousands):

	Coupon Rate	Interest Rate (1)	Principal Balance	Maturity Date	Due at Maturity	Years to Maturity
Secured debt:

See notes (2)(3)	8.700%	4.750%	$75,022	10/11/20	$9,036	15.3
23 properties in Atlanta, GA (4)	8.500%	5.070%	29,574	4/11/28	4,937	22.8
Six properties in Minneapolis, MN	7.020%	7.020%	16,453	2/1/08	15,724	2.6
One property in Austin, TX (5)	8.400%	8.400%	9,913	4/1/07	9,433	1.8
Two properties in Richland, WA	8.000%	8.000%	5,844	11/15/08	1,004	3.4
One property in Buffalo, NY	5.170%	5.170%	5,281	1/1/09	134	3.5
One property in Philadelphia, PA (6)	6.794%	7.383%	43,062	1/1/29	2,478	23.5
See note (7)	6.814%	7.842%	247,597	1/31/11	225,547	5.6
Two properties in Rochester, NY	6.000%	6.000%	5,525	10/11/12	4,507	7.3
Total / weighted average secured debt	7.278%	7.009%	$438,271		$272,800	9.9

Unsecured debt:

Unsecured floating rate debt:
Revolving credit facility (LIBOR + 65 basis points)	3.400%	3.400%	$236,000	4/28/09	$236,000	3.8
Term loan (LIBOR + 80 basis points) (8)	3.600%	3.600%	350,000	8/24/09	350,000	4.2
Total / weighted average unsecured floating rate debt	3.519%	3.519%	$586,000		$586,000	4.0

Unsecured fixed rate debt:
Senior notes due 2010	8.875%	9.000%	$30,000	8/1/10	$30,000	5.1
Senior notes due 2010	8.625%	8.770%	20,000	10/1/10	20,000	5.3
Senior notes due 2012	6.950%	7.179%	200,000	4/1/12	200,000	6.8
Senior notes due 2013	6.500%	6.693%	200,000	1/15/13	200,000	7.6
Senior notes due 2014	5.750%	5.828%	250,000	2/15/14	250,000	8.6
Senior notes due 2015	6.400%	6.601%	200,000	2/15/15	200,000	9.6
Senior notes due 2016	6.250%	6.470%	400,000	8/15/16	400,000	11.1
Total / weighted average unsecured fixed rate debt	6.420%	6.604%	$1,300,000		$1,300,000	9.0

Total / weighted average unsecured debt	5.519%	5.645%	$1,886,000		$1,886,000	7.4

Total / weighted average secured debt	7.278%	7.009%	$438,271		$272,800	9.9
Total / weighted average unsecured floating rate debt	3.519%	3.519%	586,000		586,000	4.0
Total / weighted average unsecured fixed rate debt	6.420%	6.604%	1,300,000		1,300,000	9.0
Total / weighted average debt	5.851%	5.903%	$2,324,271		$2,158,800	7.9

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

(3)          This loan was prepaid on 7/11/05.

(4)          The loan becomes prepayable on 1/11/08. On 4/11/08, the interest rate increases to at least 13.5% and the loan becomes subject to accelerated amortization. We currently intend to prepay this loan in 2008.

(5)          This loan was prepaid on 8/1/05.

(6)          The loan becomes prepayable on 1/31/11. On 1/31/11, the interest rate increases to 8.794% and the loan becomes subject to accelerated amortization. We currently intend to prepay this loan in 2011.

(7)          Eight properties in Austin, TX, one property in Philadelphia, PA, two properties in Los Angeles, CA and two properties in Washington, DC.

(8)          The loan becomes prepayable on 2/26/06.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2005, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
		Unsecured	Unsecured		Weighted
	Secured	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total	Coupon Rate
2005	$4,914	$—	$—	$4,914	7.3%
2006	10,520	—	—	10,520	7.3%
2007	20,483	—	—	20,483	7.8%
2008	27,251	—	—	27,251	7.1%
2009	8,894	586,000	—	594,894	3.6%
2010	9,453	—	50,000	59,453	8.6%
2011	231,203	—	—	231,203	6.8%
2012	10,177	—	200,000	210,177	7.0%
2013	6,056	—	200,000	206,056	6.6%
2014 and thereafter	109,320	—	850,000	959,320	6.4%
	$438,271	$586,000	$1,300,000	$2,324,271	5.9%

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  As of June 30, 2005, we had $2.0 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

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

During 2005 we acquired 8.2 million square feet of industrial lands in Oahu, HI for $115.5 million, plus closing costs, two office properties for $81.4 million, plus closing costs, and funded improvements to our owned properties totaling $45.7 million using cash on hand.

During the three and six months ended June 30, 2005 and 2004, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Tenant improvements	$21,315	$6,072	$32,972	$9,132
Leasing costs	7,588	7,416	10,678	10,562
Building improvements (1)	1,821	3,952	6,805	6,955
Development, redevelopment and other activities (2)	5,396	2,666	5,932	4,241

(1)          Building improvements include improvements that enhance the value of our properties and that are generally recurring in nature.

(2)          Development, redevelopment and other capitalized costs include significant costs incurred to reposition properties to compete more effectively and costs that are unusual or infrequent in nature.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2005, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	1,299	726	573
Total commitments for tenant improvements and leasing costs	$15,247	$2,589	$12,658
Leasing costs per square foot (whole dollars)	$11.74	$3.57	$22.09
Average lease term (years)	4.9	3.1	7.4
Leasing costs per square foot per year (whole dollars)	$2.40	$1.15	$2.99

At June 30, 2005, we owned 8.7 million, or 12.6%, of the common shares of Senior Housing with a carrying value of $106.8 million and a market value, based on quoted market prices, of $163.8 million, and 4.0 million, or 5.6%, of the common shares of Hospitality Properties with a carrying value of $100.9 million and a market value, based on quoted market prices, of $176.3 million.  During the six months ended June 30, 2005, we received cash distributions totaling $5.5 million from Senior Housing and $5.8 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In 2005 Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.0% to 5.6%.  As a result of this transaction, we recognized a gain of $4.7 million.  On August 3, 2005, the market values of our Senior Housing and Hospitality Properties shares were $172.3 million and $178.5 million, respectively.  In the future we may decide to sell some or all of our remaining Hospitality Properties or Senior Housing shares, based upon several factors including available uses for the sale proceeds and the prices at which sales may be accomplished.

In March 2005 we issued 22.5 million common shares in a public offering at $12.10 per share, raising gross proceeds of $272.3 million.  Net proceeds of this offering, totaling $259.0 million, were used to reduce amounts outstanding under our revolving credit facility.

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate averaged 3.4% per annum for the six months ended June 30, 2005.  As of June 30, 2005, we had $236 million outstanding under our revolving credit facility and $514 million available for acquisitions and for general business purposes.  In February 2005 we repaid our $100 million 6.7% senior notes when they became due in February 2005, and in July 2005, we repaid, at par, $75.0 million of 8.7% mortgage debt due in 2020.  In August 2005, we repaid at par plus a premium of $168,000, $9.9 million of 8.4% mortgage debt due in 2007.  In connection with this repayment we expect to recognize a loss in the amount of the repayment premium in the third quarter of 2005.  We funded these payments with cash on hand and by drawing on our revolving credit facility.

As of June 30, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,324,271	$4,914	$31,003	$622,145	$1,666,209
Tenant Related Obligations (1)	95,316	73,712	21,604	—	—
Projected Interest Expense (2)	1,075,406	68,217	269,888	253,740	483,561
Total	$3,494,993	$146,843	$322,495	$875,885	$2,149,770

(1)          Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed as of June 30, 2005.

(2)          Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

As of June 30, 2005, we have no commercial paper, derivatives, swaps, hedges, guarantees, material joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at June 30, 2005, were our unsecured revolving credit facility, our unsecured $350 million term loan and our $1.3 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At June 30, 2005, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $438.3 million of mortgage notes outstanding at June 30, 2005.

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

Our unsecured revolving credit facility and our unsecured bank term loan bear interest at floating rates and mature in April 2009.  As of June 30, 2005, we had $236 million outstanding and $514 million available for drawing under our revolving credit facility and $350 million outstanding under our bank term loan.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our bank term loan may be made without penalty beginning in February 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our bank term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  For example, the average interest rate payable on our $350 million term loan and $236 million outstanding on our revolving credit facility at June 30, 2005, was 3.5% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2005	3.5%	$586,000	$20,510
10% reduction	3.2%	$586,000	$18,752
10% increase	3.9%	$586,000	$22,854

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

Our $1.3 billion of publicly issued term debt and our $438.3 million of mortgage notes outstanding on June 30, 2005, bear interest at fixed rates.  Changes in market interest rates during the terms of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at June 30, 2005, were to be refinanced at interest rates which are 10% higher or lower than current interest rates, our per annum interest cost would increase or decrease, respectively, by approximately $11.5 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  THE DIVIDENDS WE RECEIVE FROM OUR FORMER SUBSIDIARIES MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SHARES IN OUR FORMER SUBSIDIARIES FOR AMOUNTS EQUAL TO OUR CARRYING VALUES OF THOSE SHARES, AND

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2005, as part of their annual compensation, each of our three independent trustees received a grant of 1,500 common shares valued at $11.75 per common share, the closing price of our common shares on the New York Stock Exchange on May 10, 2005.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting on May 10, 2005, our shareholders re-elected Barry M. Portnoy and Frederick N. Zeytoonjian to serve as trustees for a term of three years.  There were 166,052,798 and 165,705,113 shares voted in favor of, and 3,019,016 and 3,366,702 shares withheld from voting for, the re-election of Mr. Portnoy and Mr. Zeytoonjian, respectively.  Tjarda Clagett, Patrick F. Donelan and Gerard M. Martin continue to serve as trustees for terms ending in 2006, 2007 and 2006, respectively.

Item 6.  Exhibits

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
Dated: August 8, 2005

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 8, 2005