Form 10-Q
period 2005-09-30
HRPT PROPERTIES TRUST
filed 2005-11-08
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 4, 2005:  209,860,625

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2005

INDEX

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet – September 30, 2005 and December 31, 2004

Consolidated Statement of Income – Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Warning Concerning Forward Looking Statements

Statement Concerning Limited Liability

PART II	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

Signatures

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I                               Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$1,062,223	$928,106
Buildings and improvements	3,999,891	3,756,963
	5,062,114	4,685,069
Accumulated depreciation	(534,337)	(454,411)
	4,527,777	4,230,658
Acquired real estate leases	150,761	149,063
Equity investments in former subsidiaries	205,498	207,804
Cash and cash equivalents	21,514	21,961
Restricted cash	17,095	22,257
Rents receivable, net of allowance for doubtful accounts of $3,688 and $4,594, respectively	134,921	113,504
Other assets, net	96,482	68,083
Total assets	$5,154,048	$4,813,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$346,000	$175,000
Senior unsecured debt, net	1,640,455	1,739,624
Mortgage notes payable, net	347,088	440,407
Accounts payable and accrued expenses	64,993	67,716
Acquired real estate lease obligations	38,753	39,843
Rent collected in advance	20,060	15,208
Security deposits	13,536	11,920
Due to affiliates	25,813	16,418
Total liabilities	2,496,698	2,506,136

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative, redeemable at par on February 22, 2006; 8,000,000 shares outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 ¾% cumulative, redeemable at par on September 12, 2007; 12,000,000 shares outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value: 250,000,000 shares authorized; 209,860,625 and 177,316,525 shares outstanding, respectively	2,099	1,773
Additional paid in capital	2,779,159	2,394,946
Cumulative net income	1,409,068	1,287,790
Cumulative common distributions	(1,850,748)	(1,729,587)
Cumulative preferred distributions	(165,163)	(130,663)
Total shareholders’ equity	2,657,350	2,307,194
Total liabilities and shareholders’ equity	$5,154,048	$4,813,330

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Rental income	$183,372	$158,347	$524,692	$433,368

Expenses:
Operating expenses	69,367	60,125	196,570	162,404
Depreciation and amortization	34,595	29,090	100,729	78,969
General and administrative	9,102	6,946	23,430	18,474
Total expenses	113,064	96,161	320,729	259,847

Operating income	70,308	62,186	203,963	173,521

Interest income	408	190	1,289	454
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $392, $640, $1,725 and $3,586, respectively)	(35,628)	(31,423)	(105,967)	(82,849)
Loss on early extinguishment of debt	(168)	—	(168)	(2,866)
Equity in earnings of equity investments	3,494	3,604	9,940	11,135
Gain on sale of shares of equity investments	—	—	—	14,805
Gain on issuance of shares by equity investees	—	—	4,708	5,040
Income from continuing operations	38,414	34,557	113,765	119,240
(Loss) income from discontinued operations	(117)	1,844	(79)	1,596
Gain on sale of properties	—	—	7,592	—
Net income	38,297	36,401	121,278	120,836
Preferred distributions	(11,500)	(11,500)	(34,500)	(34,500)
Net income available for common shareholders	$26,797	$24,901	$86,778	$86,336

Weighted average common shares outstanding	201,459	177,285	193,778	175,768

Basic and diluted earnings per common share:
Income from continuing operations	$0.13	$0.13	$0.41	$0.48
Net income available for common shareholders	$0.13	$0.14	$0.45	$0.49

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$121,278	$120,836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82,806	68,187
Amortization of note discounts and premiums and deferred financing fees	1,725	3,586
Amortization of acquired real estate leases	16,625	7,917
Other amortization	6,484	4,303
Loss on early extinguishment of debt	—	2,866
Equity in earnings of equity investments	(9,940)	(11,135)
Gain on sale of shares of equity investments	—	(14,805)
Gain on issuance of shares by equity investees	(4,708)	(5,040)
Distributions of earnings from equity investments	9,940	11,135
Gain on sale of properties	(7,592)	—
Change in assets and liabilities:
Decrease (increase) in restricted cash	5,162	(11,490)
Increase in rents receivable and other assets	(54,518)	(50,543)
(Decrease) increase in accounts payable and accrued expenses	(2,715)	6,971
Increase in rent collected in advance	4,852	3,490
Increase in security deposits	1,759	1,990
Increase in due to affiliates	9,396	22,450
Cash provided by operating activities	180,554	160,718

Cash flows from investing activities:
Real estate acquisitions and improvements	(411,277)	(663,088)
Distributions in excess of earnings from equity investments	7,014	7,466
Proceeds from sale of properties	20,078	—
Proceeds from sale of common shares of equity investment	—	54,413
Cash used for investing activities	(384,185)	(601,209)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	383,974	323,639
Proceeds from borrowings	622,000	1,547,436
Payments on borrowings	(642,248)	(1,266,920)
Deferred financing fees	(4,881)	(5,983)
Distributions to common shareholders	(121,161)	(108,138)
Distributions to preferred shareholders	(34,500)	(34,500)
Cash provided by financing activities	203,184	455,534

(Decrease) increase in cash and cash equivalents	(447)	15,043
Cash and cash equivalents at beginning of period	21,961	11,526
Cash and cash equivalents at end of period	$21,514	$26,569

Supplemental cash flow information:
Interest paid	$120,666	$81,387

Non-cash investing activities:
Real estate acquisitions	$—	$(114,377)

See accompanying notes

	Nine Months Ended September 30,
	2005	2004

Non-cash financing activities:
Issuance of common shares	$565	$449
Assumption of mortgage notes payable	—	114,377

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data)

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

Note 2.  Real Estate Properties

During the nine months ended September 30, 2005, we acquired 21 office properties for $198,700, plus closing costs, 8,180 square feet of industrial lands for $115,500, plus closing costs, and funded $85,256 of improvements to our owned properties using cash on hand and borrowings under our revolving credit facility.  We also sold three industrial properties for $20,500, less closing costs, and recognized gains of $7,592 during the nine months ended September 30, 2005.

Note 3.  Indebtedness

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560,000 to $750,000 and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate on this facility averaged 3.8% and 2.2% per annum for the nine months ended September 30, 2005 and 2004, respectively.  As of September 30, 2005, we had $346,000 outstanding and $404,000 available under our revolving credit facility.  Our public debt indentures, credit facility and term loan agreements contain a number of financial and other covenants, including a credit facility and term loan covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility and term loan agreements.

In February 2005 we repaid our $100,000 6.7% senior notes that were due in February 2005.  In July and August 2005 we repaid $84,913 of mortgage debt that was secured by 35 properties.  These repayments were funded by drawing on our revolving credit facility.

Note 4.  Shareholders’ Equity

In March 2005 we issued 22,500,000 common shares in a public offering, raising net proceeds of $259,017, and in September 2005 we issued 10,000,000 common shares in a public offering, raising net proceeds of $124,957.  Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility.

Note 5.  Equity Investments

At September 30, 2005, and December 31, 2004, we had the following equity investments in Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties:

	Equity Investments		Equity in Earnings
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Senior Housing	$105,779	$108,668	$1,770	$1,906	$5,425	$6,275
Hospitality Properties	99,719	99,136	1,724	1,698	4,515	4,860
	$205,498	$207,804	$3,494	$3,604	$9,940	$11,135

At September 30, 2005, we owned 8,660,738 common shares, or 12.6%, of Senior Housing with a carrying value of $105,779 and a market value, based on quoted market prices, of $164,554, and 4,000,000 common shares, or 5.6%, of Hospitality Properties with a carrying value of $99,719 and a market value, based on quoted market prices, of $171,440.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties and one of our managing trustees and our executive vice president are beneficial owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  We account for our investments in Senior Housing and Hospitality Properties using the equity method of accounting.

In June 2005 Hospitality Properties completed a public offering of an aggregate of 4,700,000 common shares for $44.39 per share, raising net proceeds of $199,233.  As a result of this transaction, our ownership percentage in Hospitality Properties was reduced from 6.0% prior to this transaction to 5.6% after this transaction, and we recognized a gain of $4,708 during the nine months ended September 30, 2005.

Note 6.  Segment Information

As of September 30, 2005, we owned 299 office properties and 135 industrial properties.  Property level information by geographic area and property type is as follows:

For the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$33,761	$—	$33,761	$100,490	$—	$100,490
Metro Washington, DC	19,741	—	19,741	57,461	—	57,461
Oahu, HI	—	14,462	14,462	—	36,724	36,724
Metro Boston, MA	15,093	—	15,093	43,157	—	43,157
Southern California	12,457	—	12,457	35,525	—	35,525
Metro Atlanta, GA	8,882	—	8,882	25,610	—	25,610
Metro Austin, TX	5,749	3,888	9,637	16,830	12,279	29,109
Other Markets	59,775	9,564	69,339	168,057	28,559	196,616
Totals	$155,458	$27,914	$183,372	$447,130	$77,562	$524,692

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property level net operating income:
Metro Philadelphia, PA	$18,641	$—	$18,641	$55,509	$—	$55,509
Metro Washington, DC	12,651	—	12,651	37,298	—	37,298
Oahu, HI	—	11,568	11,568	—	29,431	29,431
Metro Boston, MA	10,074	—	10,074	29,268	—	29,268
Southern California	8,630	—	8,630	24,093	—	24,093
Metro Atlanta, GA	5,497	—	5,497	16,284	—	16,284
Metro Austin, TX	2,384	1,968	4,352	7,794	5,861	13,655
Other Markets	36,378	6,214	42,592	103,415	19,169	122,584
Totals	$94,255	$19,750	$114,005	$273,661	$54,461	$328,122

As of September 30, 2005, our investments in office and industrial properties, net of accumulated depreciation, was $3,627,261 and $900,516, respectively.

For the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$34,442	$—	$34,442	$100,675	$—	$100,675
Metro Washington, DC	17,636	—	17,636	47,608	—	47,608
Oahu, HI	—	10,830	10,830	—	31,457	31,457
Metro Boston, MA	12,484	—	12,484	37,154	—	37,154
Southern California	10,604	—	10,604	30,654	—	30,654
Metro Atlanta, GA	6,371	—	6,371	6,371	—	6,371
Metro Austin, TX	5,492	4,437	9,929	16,349	12,936	29,285
Other Markets	48,826	7,225	56,051	136,557	13,607	150,164
Totals	$135,855	$22,492	$158,347	$375,368	$58,000	$433,368

Property level net operating income:
Metro Philadelphia, PA	$19,904	$—	$19,904	$56,528	$—	$56,528
Metro Washington, DC	11,400	—	11,400	30,766	—	30,766
Oahu, HI	—	8,761	8,761	—	25,870	25,870
Metro Boston, MA	8,835	—	8,835	27,138	—	27,138
Southern California	6,770	—	6,770	19,736	—	19,736
Metro Atlanta, GA	4,174	—	4,174	4,174	—	4,174
Metro Austin, TX	2,448	2,087	4,535	7,358	6,245	13,603
Other Markets	28,774	5,069	33,843	83,098	10,051	93,149
Totals	$82,305	$15,917	$98,222	$228,798	$42,166	$270,964

The following table reconciles our reported segment information to our consolidated financial statements for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Property level net operating income	$114,005	$98,222	$328,122	$270,964
Depreciation and amortization	(34,595)	(29,090)	(100,729)	(78,969)
General and administrative	(9,102)	(6,946)	(23,430)	(18,474)
Operating income	70,308	62,186	203,963	173,521

Interest income	408	190	1,289	454
Interest expense	(35,628)	(31,423)	(105,967)	(82,849)
Loss on early extinguishment of debt	(168)	—	(168)	(2,866)
Equity in earnings of equity investments	3,494	3,604	9,940	11,135
Gain on sale of shares of equity investments	—	—	—	14,805
Gain on issuance of shares by equity investees	—	—	4,708	5,040
Income from continuing operations	38,414	34,557	113,765	119,240
(Loss) income from discontinued operations	(117)	1,844	(79)	1,596
Gain on sale of properties	—	—	7,592	—
Net income	38,297	36,401	121,278	120,836
Preferred distributions	(11,500)	(11,500)	(34,500)	(34,500)
Net income available for common shareholders	$26,797	$24,901	$86,778	$86,336

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

	Nine Months Ended September 30,
	2005	2004
Total revenues	$546,377	$534,722
Net income available for common shareholders	$89,202	$111,626
Net income available for common shareholders per share	$0.43	$0.53

Note 8.  Subsequent Events

In October 2005 we declared a distribution of $0.21 per common share, or approximately $44,000, to be paid on or about November 22, 2005, to shareholders of record on October 21, 2005.  We also announced a distribution on our Series A preferred shares of $0.6172 per share, or $4,938, and a distribution on our Series B preferred shares of $0.5469 per share, or $6,563, which will be paid on or about November 15, 2005, to our Series A and B preferred shareholders of record as of November 1, 2005.

In October 2005 we issued $250,000 unsecured senior notes in a public offering, raising net proceeds of approximately $247,300.  The notes bear interest at 5.75%, require semi-annual interest payments and mature in November 2015.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

In November 2005 we purchased one property with an aggregate of 100 square feet of space for $13,409, excluding closing costs, with cash on hand.

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

Property Operations

As of September 30, 2005, 93.9% of our total square feet was leased, compared to 93.1% leased as of September 30, 2004.  These results include an increase in occupancy of 0.7% at properties we owned continuously since July 1, 2004.  Occupancy data is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2005	2004	2005	2004
Total properties	434	365	240	240
Total square feet	54,132	43,333	36,265	36,265
Percent leased (2)	93.9%	93.1%	94.9%	94.2%

(1)        Based on properties owned continuously since July 1, 2004.

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

Properties acquired during the nine months ended September 30, 2005, were as follows (square feet and dollars in thousands):

Date Acquired	Location	Office/ Industrial	Number of Properties	Square Feet	Purchase Price (1)	Purchase Price (1)/ Sq. Ft. (in whole dollars)	Cap Rate (2)	Weighted Average Remaining Lease Term (3)	Percent Leased (4)	Major Tenant

May-05	Indianapolis, IN	Office	1	628	$74,750	$119.03	10.9%	3.8	95.9%	National City Bank, Indiana
Jun-05	Oahu, HI	Industrial	41	8,180	115,500	14.12	7.6%	15.0	95.4%	Tesoro Hawaii Corporation
Jun-05	Indianapolis, IN	Office	1	72	6,600	91.67	9.4%	5.9	100.0%	Indiana Lumbermens Mutual Insurance Company
Jul-05	Milford, CT	Office	1	144	17,000	118.06	9.1%	2.9	90.9%	Hubbell Incorporated
Aug-05	Roswell, GA	Office	8	244	25,100	102.87	9.4%	3.0	87.3%	Kimberly-Clark Corporation
Sep-05	Atlanta, GA	Office	1	96	6,150	64.06	—	2.4	30.1%	The March of Dimes
Sep-05	Pittsburgh, PA	Office	9	848	69,100	81.49	9.2%	3.6	77.7%	Aetna Life Insurance Company
Total / weighted average			62	10,212	$314,200	$30.77	8.8%	5.9	93.1%

(1)        Represents the gross contract purchase price and excludes closing costs and purchase price allocations.

(2)        Represents estimated current GAAP based annual net operating income, or NOI, which is defined as property rental income less property operating expenses, divided by the purchase price.

(3)        Average remaining lease term based on rental income as of the date acquired.

(4)        Percent leased as of the date acquired.

We also sold three industrial properties during May 2005 for net proceeds of $20.1 million and recognized gains of $7.6 million.

Results of operations and other operating data by property type for all properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2005	2004	2005	2004
Number of properties:
Office	299	270	299	270
Industrial	135	95	135	95
Total	434	365	434	365

Central Business District, or CBD	51	50	51	50
Suburban	383	315	383	315
Total	434	365	434	365
Square feet (1):
Office	30,364	27,999	30,364	27,999
Industrial	23,768	15,334	23,768	15,334
Total	54,132	43,333	54,132	43,333

CBD	11,523	10,908	11,523	10,908
Suburban	42,609	32,425	42,609	32,425
Total	54,132	43,333	54,132	43,333

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2005	2004	2005	2004
Percent leased (2):
Office	91.9%	91.6%	91.9%	91.6%
Industrial	96.5%	95.8%	96.5%	95.8%
Total	93.9%	93.1%	93.9%	93.1%

CBD	92.8%	94.8%	92.8%	94.8%
Suburban	94.2%	92.5%	94.2%	92.5%
Total	93.9%	93.1%	93.9%	93.1%

Rental income (3):
Office	$155,458	$135,855	$447,130	$375,368
Industrial	27,914	22,492	77,562	58,000
Total	$183,372	$158,347	$524,692	$433,368

CBD	$72,939	$69,061	$209,232	$200,383
Suburban	110,433	89,286	315,460	232,985
Total	$183,372	$158,347	$524,692	$433,368

Net operating income (NOI) (4):
Office	$94,255	$82,305	$273,661	$228,798
Industrial	19,750	15,917	54,461	42,166
Total	$114,005	$98,222	$328,122	$270,964

CBD	$41,461	$40,461	$120,109	$117,615
Suburban	72,544	57,761	208,013	153,349
Total	$114,005	$98,222	$328,122	$270,964

NOI margin (5):
Office	60.6%	60.6%	61.2%	61.0%
Industrial	70.8%	70.8%	70.2%	72.7%
Total	62.2%	62.0%	62.5%	62.5%

CBD	56.8%	58.6%	57.4%	58.7%
Suburban	65.7%	64.7%	65.9%	65.8%
Total	62.2%	62.0%	62.5%	62.5%

(1)        Prior periods exclude space remeasurements made during the current period.

(2)        Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(3)        Includes triple net lease rental income. Excludes rental income from discontinued operations.

(4)        Net operating income, or NOI, is defined as property rental income less property operating expenses. Excludes NOI from discontinued operations.

(5)        NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by major market for all properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2005	2004	2005	2004
Number of properties:
Metro Philadelphia, PA	21	21	21	21
Metro Washington, DC	20	20	20	20
Oahu, HI	53	11	53	11
Metro Boston, MA	36	39	36	39
Southern California	24	24	24	24
Metro Atlanta, GA	45	36	45	36
Metro Austin, TX	26	26	26	26
Other markets	209	188	209	188
Total	434	365	434	365

Square feet (1):
Metro Philadelphia, PA	5,454	5,471	5,454	5,471
Metro Washington, DC	2,645	2,648	2,645	2,648
Oahu, HI	17,879	9,755	17,879	9,755
Metro Boston, MA	2,738	2,976	2,738	2,976
Southern California	1,444	1,444	1,444	1,444
Metro Atlanta, GA	2,186	1,840	2,186	1,840
Metro Austin, TX	2,806	2,810	2,806	2,810
Other markets	18,980	16,389	18,980	16,389
Total	54,132	43,333	54,132	43,333

Percent leased (2):
Metro Philadelphia, PA	93.0%	95.5%	93.0%	95.5%
Metro Washington, DC	95.3%	93.0%	95.3%	93.0%
Oahu, HI	97.6%	98.8%	97.6%	98.8%
Metro Boston, MA	96.8%	89.3%	96.8%	89.3%
Southern California	98.0%	93.4%	98.0%	93.4%
Metro Atlanta, GA	89.0%	95.1%	89.0%	95.1%
Metro Austin, TX	88.6%	79.0%	88.6%	79.0%
Other markets	91.2%	91.7%	91.2%	91.7%
Total	93.9%	93.1%	93.9%	93.1%

Rental income: (3)
Metro Philadelphia, PA	$33,761	$34,442	$100,490	$100,675
Metro Washington, DC	19,741	17,636	57,461	47,608
Oahu, HI	14,462	10,830	36,724	31,457
Metro Boston, MA	15,093	12,484	43,157	37,154
Southern California	12,457	10,604	35,525	30,654
Metro Atlanta, GA	8,882	6,371	25,610	6,371
Metro Austin, TX	9,637	9,929	29,109	29,285
Other markets	69,339	56,051	196,616	150,164
Total	$183,372	$158,347	$524,692	$433,368

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net operating income (NOI) (4):
Metro Philadelphia, PA	$18,641	$19,904	$55,509	$56,528
Metro Washington, DC	12,651	11,400	37,298	30,766
Oahu, HI	11,568	8,761	29,431	25,870
Metro Boston, MA	10,074	8,835	29,268	27,138
Southern California	8,630	6,770	24,093	19,736
Metro Atlanta, GA	5,497	4,174	16,284	4,174
Metro Austin, TX	4,352	4,535	13,655	13,603
Other markets	42,592	33,843	122,584	93,149
Total	$114,005	$98,222	$328,122	$270,964

NOI margin (5):
Metro Philadelphia, PA	55.2%	57.8%	55.2%	56.1%
Metro Washington, DC	64.1%	64.6%	64.9%	64.6%
Oahu, HI	80.0%	80.9%	80.1%	82.2%
Metro Boston, MA	66.7%	70.8%	67.8%	73.0%
Southern California	69.3%	63.8%	67.8%	64.4%
Metro Atlanta, GA	61.9%	65.5%	63.6%	65.5%
Metro Austin, TX	45.2%	45.7%	46.9%	46.5%
Other markets	61.4%	60.4%	62.3%	62.0%
Total	62.2%	62.0%	62.5%	62.5%

(1)          Prior periods exclude space remeasurements made during the current period.

(2)          Includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(3)          Includes triple net lease rental income. Excludes rental income from discontinued operations.

(4)          NOI is defined as property rental income less property operating expenses. Excludes NOI from discontinued operations.

(5)          NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by property type for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended September 30, (1)		As of and For the Nine Months Ended September 30, (2)
	2005	2004	2005	2004
Office:
Properties	216	216	212	212
Total square feet	23,486	23,486	23,175	23,175
Percent leased (3)	92.7%	91.4%	92.6%	91.3%
Rental income (4)	$127,912	$121,896	$367,719	$358,473
Net operating income (NOI) (5)	$77,132	$73,731	$222,712	$218,214
NOI % growth	4.6%		2.1%

Industrial:
Properties	24	24	23	23
Total square feet	12,779	12,779	12,357	12,357
Percent leased (3)	99.0%	99.3%	99.0%	99.3%
Rental income (4)	$19,348	$19,047	$55,414	$53,836
Net operating income (NOI) (5)	$13,987	$13,683	$39,697	$39,503
NOI % growth	2.2%		0.5%

CBD:
Properties	49	49	48	48
Total square feet	10,549	10,549	10,425	10,425
Percent leased (3)	93.1%	94.8%	93.1%	94.8%
Rental income (4)	$68,485	$67,746	$197,346	$197,934
Net operating income (NOI) (5)	$39,069	$39,962	$113,163	$116,335
NOI % growth	(2.2)%		(2.7)%

Suburban:
Properties	191	191	187	187
Total square feet	25,716	25,716	25,107	25,107
Percent leased (3)	95.6%	93.9%	95.5%	93.8%
Rental income (4)	$78,775	$73,197	$225,787	$214,375
Net operating income (NOI) (5)	$52,050	$47,452	$149,246	$141,382
NOI % growth	9.7%		5.6%

Total:
Properties	240	240	235	235
Total square feet	36,265	36,265	35,532	35,532
Percent leased (3)	94.9%	94.2%	94.8%	94.1%
Rental income (4)	$147,260	$140,943	$423,133	$412,309
Net operating income (NOI) (5)	$91,119	$87,414	$262,409	$257,717
NOI % growth	4.2%		1.8%

(1)          Based on properties owned continuously since July 1, 2004.

(2)          Based on properties owned continuously since January 1, 2004.

(3)          Includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(4)          Includes triple net lease rental income.

(5)          NOI is defined as property rental income less property operating expenses.

Results of operations and other operating data by major market for comparable properties is as follows (dollars and square feet in thousands):

	As of and For the Three Months Ended September 30, (1)		As of and For the Nine Months Ended September 30, (2)
	2005	2004	2005	2004
Metro Philadelphia, PA:
Properties	21	21	21	21
Total square feet	5,454	5,454	5,454	5,454
Percent leased (3)	93.0%	95.5%	93.0%	95.5%
Rental income (4)	$33,761	$34,442	$100,490	$100,675
Net operating income (NOI) (5)	$18,641	$19,904	$55,509	$56,528
NOI % growth	(6.3)%		(1.8)%

Metro Washington, DC:
Properties	16	16	16	16
Total square feet	2,215	2,215	2,215	2,215
Percent leased (3)	95.1%	92.0%	95.1%	92.0%
Rental income (4)	$16,702	$15,192	$48,445	$45,163
Net operating income (NOI) (5)	$10,463	$9,559	$30,683	$28,925
NOI % growth	9.5%		6.1%

Oahu, HI:
Properties	11	11	11	11
Total square feet	9,625	9,625	9,625	9,625
Percent leased (3)	99.3%	98.8%	99.3%	98.8%
Rental income (4)	$11,584	$10,830	$33,165	$31,457
Net operating income (NOI) (5)	$9,155	$8,761	$26,456	$25,870
NOI % growth	4.5%		2.3%

Metro Boston, MA:
Properties	34	34	33	33
Total square feet	2,382	2,382	2,336	2,336
Percent leased (3)	96.4%	93.3%	96.5%	93.4%
Rental income (4)	$12,924	$12,278	$36,133	$36,265
Net operating income (NOI) (5)	$8,707	$8,725	$25,022	$26,614
NOI % growth	(0.2)%		(6.0)%

Southern California:
Properties	18	18	18	18
Total square feet	1,265	1,265	1,265	1,265
Percent leased (3)	98.9%	94.2%	98.9%	94.2%
Rental income (4)	$11,690	$10,020	$33,164	$30,070
Net operating income (NOI) (5)	$8,198	$6,417	$22,648	$19,383
NOI % growth	27.8%		16.8%

Metro Austin, TX:
Properties	26	26	26	26
Total square feet	2,806	2,806	2,806	2,806
Percent leased (3)	88.6%	79.0%	88.6%	79.0%
Rental income (4)	$9,637	$9,929	$29,109	$29,285
Net operating income (NOI) (5)	$4,352	$4,535	$13,655	$13,603
NOI % growth	(4.0)%		0.4%

	As of and For the Three Months Ended September 30, (1)		As of and For the Nine Months Ended September 30, (2)
	2005	2004	2005	2004
Other Markets:
Properties	114	114	110	110
Total square feet	12,518	12,518	11,831	11,831
Percent leased (3)	93.1%	92.8%	92.7%	92.5%
Rental income (4)	$50,962	$48,252	$142,627	$139,394
Net operating income (NOI) (5)	$31,603	$29,513	$88,436	$86,794
NOI % growth	7.1%		1.9%

Total:
Properties	240	240	235	235
Total square feet	36,265	36,265	35,532	35,532
Percent leased (3)	94.9%	94.2%	94.8%	94.1%
Rental income (4)	$147,260	$140,943	$423,133	$412,309
Net operating income (NOI) (5)	$91,119	$87,414	$262,409	$257,717
NOI % growth	4.2%		1.8%

(1)          Based on properties owned continuously since July 1, 2004.

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

During the third quarter of 2005 we signed new leases for 512,000 square feet and lease renewals for 404,000 square feet, at weighted average rental rates that were 5% below rents previously charged for the same space.  Average lease terms for leases signed during the quarter ended September 30, 2005, were 5.9 years.  Commitments for tenant improvement and leasing commission costs for leases signed during the quarter ended September 30, 2005, totaled $14.43 per square foot on a weighted average basis.  Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Approximately 18% of our leased square feet are under leases scheduled to expire through December 31, 2007.  Lease expirations by property type as of September 30, 2005, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Office:
Total square feet	30,364
Leased square feet (1)	27,916	928	2,826	2,872	21,290
Percent	100.0%	3.3%	10.1%	10.3%	76.3%
Annualized rent (2)	$619,820	$19,779	$61,151	$65,626	$473,264
Percent	100.0%	3.2%	9.9%	10.6%	76.3%
Industrial:
Total square feet	23,768
Leased square feet (1)	22,926	467	782	1,063	20,614
Percent	100.0%	2.0%	3.4%	4.6%	90.0%
Annualized rent (2)	$110,689	$1,941	$4,649	$7,924	$96,175
Percent	100.0%	1.8%	4.2%	7.1%	86.9%

CBD:
Total square feet	11,523
Leased square feet (1)	10,687	295	833	971	8,588
Percent	100.0%	2.8%	7.8%	9.1%	80.3%
Annualized rent (2)	$282,283	$7,871	$23,473	$27,129	$223,810
Percent	100.0%	2.8%	8.3%	9.6%	79.3%
Suburban:
Total square feet	42,609
Leased square feet (1)	40,155	1,100	2,775	2,964	33,316
Percent	100.0%	2.7%	6.9%	7.4%	83.0%
Annualized rent (2)	$448,226	$13,849	$42,327	$46,421	$345,629
Percent	100.0%	3.1%	9.4%	10.4%	77.1%

Total:
Total square feet	54,132
Leased square feet (1)	50,842	1,395	3,608	3,935	41,904
Percent	100.0%	2.7%	7.1%	7.7%	82.5%
Annualized rent (2)	$730,509	$21,720	$65,800	$73,550	$569,439
Percent	100.0%	3.0%	9.0%	10.1%	77.9%

(1)          Square feet is pursuant to signed leases as of September 30, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease.

(2)          Annualized rent is rents pursuant to signed leases as of September 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Lease expirations by major market area as of September 30, 2005, are as follows (in thousands):

	Total	2005	2006	2007	2008 and After
Metro Philadelphia, PA:
Total square feet	5,454
Leased square feet (1)	5,070	166	250	219	4,435
Percent	100.0%	3.3%	4.9%	4.3%	87.5%
Annualized rent (2)	$128,136	$3,893	$7,132	$4,193	$112,918
Percent	100.0%	3.0%	5.6%	3.3%	88.1%
Metro Washington, DC:
Total square feet	2,645
Leased square feet (1)	2,521	98	294	240	1,889
Percent	100.0%	3.9%	11.7%	9.5%	74.9%
Annualized rent (2)	$76,953	$1,857	$8,090	$6,935	$60,071
Percent	100.0%	2.4%	10.5%	9.0%	78.1%
Oahu, HI:
Total square feet	17,879
Leased square feet (1)	17,446	364	232	423	16,427
Percent	100.0%	2.1%	1.3%	2.4%	94.2%
Annualized rent (2)	$55,646	$751	$795	$541	$53,559
Percent	100.0%	1.3%	1.5%	1.0%	96.2%
Metro Boston, MA:
Total square feet	2,738
Leased square feet (1)	2,651	40	164	567	1,880
Percent	100.0%	1.5%	6.2%	21.4%	70.9%
Annualized rent (2)	$58,809	$1,536	$3,639	$13,764	$39,870
Percent	100.0%	2.6%	6.2%	23.4%	67.8%
Southern California:
Total square feet	1,444
Leased square feet (1)	1,415	19	192	272	932
Percent	100.0%	1.3%	13.6%	19.2%	65.9%
Annualized rent (2)	$46,823	$647	$6,179	$8,406	$31,591
Percent	100.0%	1.4%	13.2%	18.0%	67.4%
Metro Atlanta, GA:
Total square feet	2,186
Leased square feet (1)	1,946	154	129	167	1,496
Percent	100.0%	7.9%	6.6%	8.6%	76.9%
Annualized rent (2)	$37,470	$2,847	$2,225	$3,218	$29,180
Percent	100.0%	7.6%	5.9%	8.6%	77.9%
Metro Austin, TX:
Total square feet	2,806
Leased square feet (1)	2,487	42	64	545	1,836
Percent	100.0%	1.7%	2.6%	21.9%	73.8%
Annualized rent (2)	$41,394	$863	$1,511	$8,719	$30,301
Percent	100.0%	2.1%	3.6%	21.1%	73.2%
Other markets:
Total square feet	18,980
Leased square feet (1)	17,306	512	2,283	1,502	13,009
Percent	100.0%	3.0%	13.2%	8.7%	75.1%
Annualized rent (2)	$285,278	$9,326	$36,229	$27,774	$211,949
Percent	100.0%	3.3%	12.7%	9.7%	74.3%

	Total	2005	2006	2007	2008 and After
Total:
Total square feet	54,132
Leased square feet (1)	50,842	1,395	3,608	3,935	41,904
Percent	100.0%	2.7%	7.1%	7.7%	82.5%
Annualized rent (2)	$730,509	$21,720	$65,800	$73,550	$569,439
Percent	100.0%	3.0%	9.0%	10.1%	77.9%

(1)        Square feet is pursuant to signed leases as of September 30, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease.

(2)        Annualized rent is rents pursuant to signed leases as of September 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds is primarily rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of September 30, 2005, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet	% of Rent (2)	Expiration
1. U. S. Government	5,127	10.1%	14.9%	2005 to 2020
2. GlaxoSmithKline plc	605	1.2%	2.0%	2013
3. PNC Financial Services Group	488	1.0%	1.6%	2011
4. Comcast Corporation	406	0.8%	1.3%	2005, 2006, 2008
5. Tyco International Ltd.	660	1.3%	1.3%	2007, 2011
6. Solectron Corporation	765	1.5%	1.3%	2014
7. Towers, Perrin, Forster & Crosby, Inc.	388	0.8%	1.3%	2005, 2006, 2011
8. Motorola, Inc.	770	1.5%	1.2%	2006, 2008, 2010
9. Manugistics, Inc.	283	0.6%	1.2%	2012
10. Ballard Spahr Andrews & Ingersoll, LLP	231	0.5%	1.2%	2008, 2015
11. Westinghouse Electric Corporation	534	1.1%	1.1%	2006, 2010
12. Mellon Bank, N.A.	234	0.5%	1.0%	2012, 2015
Total	10,491	20.9%	29.4%

(1)        Square feet is pursuant to signed leases as of September 30, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)        Rent is rents pursuant to signed leases as of September 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of September 30, 2005, a summary of our portfolio by property type, tenant and major market is as follows (dollars and square feet in thousands):

	Metro Philadelphia, PA	Metro Washington, DC	Oahu, HI	Metro Boston, MA	Southern California	Metro Atlanta, GA	Metro Austin, TX	Other Markets	Total
Square feet:
Office	5,454	2,645	—	2,738	1,444	2,186	1,490	14,407	30,364
Industrial	—	—	17,879	—	—	—	1,316	4,573	23,768
Total	5,454	2,645	17,879	2,738	1,444	2,186	2,806	18,980	54,132

CBD	4,601	892	158	523	331	—	185	4,833	11,523
Suburban	853	1,753	17,721	2,215	1,113	2,186	2,621	14,147	42,609
Total	5,454	2,645	17,879	2,738	1,444	2,186	2,806	18,980	54,132

U.S. Government and other government tenants (1)	11	1,372	—	211	509	787	15	2,673	5,578
Medical related tenants (1)	997	347	—	935	630	158	358	2,101	5,526
Land leases (1)	—	—	17,435	—	—	—	—	—	17,435
Other investment grade tenants (1) (2)	1,838	120	—	954	39	145	387	4,685	8,168
Other tenants (1)	2,224	682	11	551	237	856	1,727	7,847	14,135
Vacant	384	124	433	87	29	240	319	1,674	3,290
Total	5,454	2,645	17,879	2,738	1,444	2,186	2,806	18,980	54,132

Annualized rental income (3):
Office	$128,136	$76,953	$—	$58,809	$46,823	$37,470	$25,363	$246,266	$619,820
Industrial	—	—	55,646	—	—	—	16,031	39,012	110,689
Total	$128,136	$76,953	$55,646	$58,809	$46,823	$37,470	$41,394	$285,278	$730,509

CBD	$117,032	$34,590	$1,116	$18,262	$20,408	$—	$4,814	$86,061	$282,283
Suburban	11,104	42,363	54,530	40,547	26,415	37,470	36,580	199,217	448,226
Total	$128,136	$76,953	$55,646	$58,809	$46,823	$37,470	$41,394	$285,278	$730,509

U.S. Government and other government tenants	$220	$39,367	$—	$4,926	$10,360	$15,925	$226	$46,532	$117,556
Medical related tenants	21,265	12,543	—	17,772	30,085	3,288	8,907	36,930	130,790
Land leases	—	—	55,479	—	—	—	—	—	55,479
Other investment grade tenants (2)	48,157	4,080	—	20,176	1,069	2,663	5,966	78,936	161,047
Other tenants	58,494	20,963	167	15,935	5,309	15,594	26,295	122,880	265,637
Total	$128,136	$76,953	$55,646	$58,809	$46,823	$37,470	$41,394	$285,278	$730,509

(1)        Square feet is pursuant to signed leases as of September 30, 2005, including (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)        Excludes investment grade tenants included in other tenant categories above.

(3)        Annualized rental income is rents pursuant to signed leases as of September 30, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Financing Activities

In March and September 2005 we issued 22.5 million and 10.0 million common shares, respectively, in public offerings, raising aggregate net proceeds of $384.0 million.  Proceeds from these offerings were used to repay amounts outstanding under our revolving credit facility.  In February 2005 we repaid our $100 million 6.7% unsecured senior notes when they became due, and in July 2005 we repaid, at par, $75.0 million of 8.7% mortgage debt due in 2020.  In August 2005 we repaid, at par plus a premium of $168,000, $9.9 million of 8.4% mortgage debt due in 2007.  In connection with this repayment we recognized a loss in the amount of the repayment premium in the third quarter of 2005.  We funded these payments using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2005	2004	$/Share Change	% Change
	(in thousands, except per share data)

Rental income	$183,372	$158,347	$25,025	15.8%

Expenses:
Operating expenses	69,367	60,125	9,242	15.4%
Depreciation and amortization	34,595	29,090	5,505	18.9%
General and administrative	9,102	6,946	2,156	31.0%
Total expenses	113,064	96,161	16,903	17.6%

Operating income	70,308	62,186	8,122	13.1%

Interest income	408	190	218	114.7%
Interest expense	(35,628)	(31,423)	(4,205)	(13.4)%
Loss on early extinguishment of debt	(168)	—	(168)	(100.0)%
Equity in earnings of equity investments	3,494	3,604	(110)	(3.1)%
Income from continuing operations	38,414	34,557	3,857	11.1%
(Loss) income from discontinued operations	(117)	1,844	(1,961)	(106.3)%
Net income	38,297	36,401	1,896	5.2%
Preferred distributions	(11,500)	(11,500)	—	—
Net income available for common shareholders	$26,797	$24,901	$1,896	7.6%

Weighted average common shares outstanding	201,459	177,285	24,174	13.6%

Income from continuing operations per share	$0.13	$0.13	$—	—
Net income available for common shareholders per share	$0.13	$0.14	$(0.01)	(7.1)%

Rental income.  Rental income increased for the three months ended September 30, 2005, compared to the same period in 2004, primarily due to our acquisition of 62 properties in 2005, including 8.2 million square feet of leased industrial lands in Oahu, HI, and 136 properties in 2004.  Rental income includes non cash straight line rent adjustments totaling $9.0 million in 2005 and $5.7 million in 2004 and amortization of acquired real estate leases and obligations totaling ($1.5 million) in 2005 and ($1.1 million) in 2004.  Rental income also includes lease termination fees totaling $3.1 million in 2005 and $1.0 million in 2004.

Total expenses.  Total expenses increased for the three months ended September 30, 2005, compared to the same period in 2004, due to increases in operating expenses and depreciation and amortization expense primarily related to the acquisition of properties in 2005 and 2004.  The increase in general and administrative expense for the three months ended September 30, 2005, reflects the acquisition of properties plus incentive fees.

Interest expense.  Interest expense increased for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2005 and 2004.  In 2004 we issued $400 million unsecured 6.25% senior notes due 2016; entered into an unsecured $350 million term loan bearing interest at LIBOR plus a premium; and assumed $112.3 million of debt in connection with two acquisitions.  The weighted average interest rate on all of our outstanding debt at September 30, 2005 and 2004 was 5.7%.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased during the three months ended September 30, 2005, from the three months ended September 30, 2004, due to lower earnings recognized from our investment in Senior Housing.  The decrease in earnings from Senior Housing is due primarily to our sale in 2004 of 4.1 million Senior Housing common shares we owned.

(Loss) income  from discontinued operations.  The 2005 and 2004 (loss) income from discontinued operations represents income from three industrial properties that we sold in May 2005 for net proceeds of $20.1 million.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders for the three months ended September 30, 2005, from the three months ended September 30, 2004, is due primarily to property acquisitions in 2005 and 2004, offset by an increase in interest expense from the issuance of additional debt.  Net income available for common shareholders is net income reduced by preferred distributions.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2005	2004	$/Share Change	% Change
	(in thousands, except per share data)

Rental income	$524,692	$433,368	$91,324	21.1%

Expenses:
Operating expenses	196,570	162,404	34,166	21.0%
Depreciation and amortization	100,729	78,969	21,760	27.6%
General and administrative	23,430	18,474	4,956	26.8%
Total expenses	320,729	259,847	60,882	23.4%

Operating income	203,963	173,521	30,442	17.5%

Interest income	1,289	454	835	183.9%
Interest expense	(105,967)	(82,849)	(23,118)	(27.9)%
Loss on early extinguishment of debt	(168)	(2,866)	2,698	94.1%
Equity in earnings of equity investments	9,940	11,135	(1,195)	(10.7)%
Gain on sale of shares of equity investments	—	14,805	(14,805)	(100.0)%
Gain on issuance of shares by equity investees	4,708	5,040	(332)	(6.6)%
Income from continuing operations	113,765	119,240	(5,475)	(4.6)%
(Loss) income from discontinued operations	(79)	1,596	(1,675)	(104.9)%
Gain on sale of properties	7,592	—	7,592	100.0%
Net income	121,278	120,836	442	0.4%
Preferred distributions	(34,500)	(34,500)	—	—
Net income available for common shareholders	$86,778	$86,336	$442	0.5%

Weighted average common shares outstanding	193,778	175,768	18,010	10.2%

Income from continuing operations per share	$0.41	$0.48	$(0.07)	(14.6)%
Net income available for common shareholders per share	$0.45	$0.49	$(0.04)	(8.2)%

Rental income.  Rental income increased for the nine months ended September 30, 2005, compared to the same period in 2004, primarily due to our acquisition of 62 properties in 2005, including 8.2 million square feet of leased industrial lands in Oahu, HI, and 136 properties in 2004.  Rental income includes non cash straight line rent adjustments totaling $21.3 million in 2005 and $15.0 million in 2004 and amortization of acquired real estate leases and obligations totaling ($5.0) million in 2005 and ($1.1) million in 2004.  Rental income also includes lease termination fees totaling $3.5 million in 2005 and $2.2 million in 2004.

Total expenses.  Total expenses for the nine months ended September 30, 2005, increased from the nine months ended September 30, 2004, due to increases in operating expenses and depreciation and amortization expense primarily related to the acquisition of properties in 2005 and 2004.  The increase in general and administrative expense for the nine months ended September 30, 2005, reflects the acquisition of properties plus incentive fees.

Interest expense.  Interest expense increased for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2005 and 2004.  In 2004 we issued $400 million unsecured 6.25% senior notes due 2016; entered into an unsecured $350 million term loan bearing interest at LIBOR plus a premium; and assumed $112.3 million of debt in connection with acquisitions.  The weighted average interest rate on all of our outstanding debt at September 30, 2005 and 2004 was 5.7%.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2005 represents the penalty associated with the prepayment of $9.9 million of secured debt.  The loss on early extinguishment of debt in 2004 represents the write off of deferred financing fees associated with the repayment of $143 million of our senior notes due 2013.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased during the nine months ended September 30, 2005, from the nine months ended September 30, 2004, due to lower earnings recognized from our investments in Senior Housing and Hospitality Properties.  The decrease in earnings from Senior Housing is due primarily to our sale in 2004 of 4.1 million Senior Housing common shares we owned.  The decrease in earnings from Hospitality Properties reflects our share, totaling $426,000, of impairment losses recognized by Hospitality Properties in 2005.

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

(Loss) income from discontinued operations and gain on sale of properties.  The 2005 and 2004 (loss) income from discontinued operations represents income from three industrial properties that we sold in May 2005 for net proceeds of $20.1 million.  We recognized gains on the sale of these properties of $7.6 million.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders for the nine months ended September 30, 2005, from the nine months ended September 30, 2004, is due primarily to property acquisitions in 2005 and 2004 and the gain on sale of properties recognized in 2005, offset by the gain on the sale of Senior Housing shares recognized in 2004 and an increase in interest expense in 2005 from the issuance of additional debt in 2005.  Net income available for common shareholders is net income reduced by preferred distributions.

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

Cash flows provided by (used for) operating, investing and financing activities were $180.6 million, ($384.2) million and $203.2 million, respectively, for the nine months ended September 30, 2005, and $160.7 million, ($601.2) million and $455.5 million, respectively, for the nine months ended September 30, 2004.  Changes in all three categories between 2005 and 2004 are primarily related to property acquisitions and sales in 2005 and 2004, our sale of 3.1 million Senior Housing common shares in 2004, our repayments and issuances of debt obligations and our issuance of common shares in 2005 and 2004.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating expenses, we maintain an unsecured revolving credit facility with a group of commercial banks.  At September 30, 2005, there was $346 million outstanding and $404 million available under our revolving credit facility, and we had cash and cash equivalents of $21.5 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

A summary of our outstanding debt as of September 30, 2005, is as follows (dollars in thousands):

	Coupon Rate	Interest Rate (1)	Principal Balance	Maturity Date	Due at Maturity	Years to Maturity
Secured debt:

23 properties in Atlanta, GA (2)	8.500%	5.070%	$29,491	4/11/28	$4,937	22.5
Six properties in Minneapolis, MN	7.020%	7.020%	16,391	2/1/08	15,724	2.3
Two properties in Richland, WA	8.000%	8.000%	5,844	11/15/08	1,004	3.1
One property in Buffalo, NY	5.170%	5.170%	4,944	1/1/09	134	3.3
One property in Philadelphia, PA (3)	6.794%	7.383%	42,893	1/1/29	2,478	23.3
See note (4)	6.814%	7.842%	246,811	1/31/11	225,547	5.3
Two properties in Rochester, NY	6.000%	6.000%	5,497	10/11/12	4,507	7.0
Total / weighted average secured debt	6.946%	7.452%	$351,871		$254,331	8.8

Unsecured debt:

Unsecured floating rate debt:
Revolving credit facility(LIBOR + 65 basis points)	3.750%	3.750%	$346,000	4/28/09	$346,000	3.6
Term loan (LIBOR + 80 basis points) (5)	3.830%	3.830%	350,000	8/24/09	350,000	3.9
Total / weighted average unsecured floating rate debt	3.790%	3.790%	$696,000		$696,000	3.7

Unsecured fixed rate debt:
Senior notes due 2010	8.875%	9.000%	$30,000	8/1/10	$30,000	4.8
Senior notes due 2010	8.625%	8.770%	20,000	10/1/10	20,000	5.0
Senior notes due 2012	6.950%	7.179%	200,000	4/1/12	200,000	6.5
Senior notes due 2013	6.500%	6.693%	200,000	1/15/13	200,000	7.3
Senior notes due 2014	5.750%	5.828%	250,000	2/15/14	250,000	8.4
Senior notes due 2015	6.400%	6.601%	200,000	2/15/15	200,000	9.4
Senior notes due 2016	6.250%	6.470%	400,000	8/15/16	400,000	10.9
Total / weighted average unsecured fixed rate debt	6.420%	6.604%	$1,300,000		$1,300,000	8.7

Total / weighted average unsecured debt	5.503%	5.623%	$1,996,000		$1,996,000	7.0

Total / weighted average secured debt	6.946%	7.452%	$351,871		$254,331	8.8
Total / weighted average unsecured floating rate debt	3.790%	3.790%	696,000		696,000	3.7
Total / weighted average unsecured fixed rate debt	6.420%	6.604%	1,300,000		1,300,000	8.7
Total / weighted average debt	5.719%	5.897%	$2,347,871		$2,250,331	7.3

(1)        Includes the effect of interest rate protection, mark-to-market accounting for certain assumed mortgages, and discounts on certain mortgages and unsecured notes. Excludes effects of offering and transaction costs.

(2)        The loan becomes prepayable on 1/11/08. On 4/11/08, the interest rate increases to at least 13.5% and the loan becomes subject to accelerated amortization. We currently intend to prepay this loan in 2008.

(3)        The loan becomes prepayable on 1/31/11. On 1/31/11, the interest rate increases to 8.794% and the loan becomes subject to accelerated amortization. We currently intend to prepay this loan in 2011.

(4)        Eight properties in Austin, TX, one property in Philadelphia, PA, two properties in Los Angeles, CA and two properties in Washington, DC.

(5)        The term loan becomes prepayable on 2/26/06.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2005, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
		Unsecured	Unsecured		Weighted
	Secured	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total	Coupon Rate
2005	$2,268	$—	$—	$2,268	7.0%
2006	7,979	—	—	7,979	6.8%
2007	8,543	—	—	8,543	6.8%
2008	24,587	—	—	24,587	7.0%
2009	5,968	696,000	—	701,968	3.8%
2010	6,257	—	50,000	56,257	8.6%
2011	227,714	—	—	227,714	6.8%
2012	6,382	—	200,000	206,382	6.9%
2013	1,898	—	200,000	201,898	6.5%
2014	2,046	—	250,000	252,046	5.8%
2015 and thereafter	58,229	—	600,000	658,229	6.4%
	$351,871	$696,000	$1,300,000	$2,347,871	5.7%

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  As of September 30, 2005, we had $1.9 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

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

During 2005 we acquired 8.2 million square feet of industrial lands in Oahu, HI for $115.5 million, plus closing costs, 21 office properties for $198.7 million, plus closing costs, and funded improvements to our owned properties totaling $85.3 million.  These activities were funded using cash on hand, borrowings under our revolving credit facility and the debt and equity issuances discussed herein.  In November 2005 we purchased one property for $13.4 million, excluding closing costs, with cash on hand.

During the three and nine months ended September 30, 2005 and 2004, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Tenant improvements	$27,829	$8,027	$60,801	$17,159
Leasing costs	4,617	4,264	15,295	14,826
Building improvements (1)	7,044	5,869	13,849	12,824
Development, redevelopment and other activities (2)	4,674	1,722	10,606	5,963

(1)        Building improvements include improvements that enhance the value of our properties and that are generally recurring.

(2)        Development, redevelopment and other activities include significant costs that are unusual or infrequent.

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2005, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	916	404	512
Total commitments for tenant improvements and leasing costs	$13,218	$2,834	$10,384
Leasing costs per square foot (whole dollars)	$14.43	$7.01	$20.28
Average lease term (years)	5.9	5.5	6.3
Leasing costs per square foot per year (whole dollars)	$2.45	$1.28	$3.22

At September 30, 2005, we owned 8.7 million, or 12.6%, of the common shares of Senior Housing with a carrying value of $105.8 million and a market value, based on quoted market prices, of $164.6 million, and 4.0 million, or 5.6%, of the common shares of Hospitality Properties with a carrying value of $99.7 million and a market value, based on quoted market prices, of $171.4 million.  During the nine months ended September 30, 2005, we received cash distributions totaling $8.3 million from Senior Housing and $8.6 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In 2005 Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.0% to 5.6%.  As a result of this transaction, we recognized a gain of $4.7 million.  On November 4, 2005, the market values of our Senior Housing and Hospitality Properties shares were $155.5 million and $157.2 million, respectively.  In the future we may decide to sell some or all of our remaining Hospitality Properties or Senior Housing shares, based upon several factors including available uses for the sale proceeds and the prices at which sales may be accomplished.

In March and September 2005 we issued 22.5 million and 10.0 million common shares, in separate public offerings at $12.10 per share and $13.12 per share, respectively, raising aggregate gross proceeds of $403.5 million.  Net proceeds from these offerings, totaling $384.0 million, were used to reduce amounts outstanding under our revolving credit facility.

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate averaged 3.8% per annum for the nine months ended September 30, 2005.  As of September 30, 2005, we had $346 million outstanding and $404 million available under our revolving credit facility.  In February 2005 we repaid our $100 million 6.7% senior notes when they became due in February 2005, and in July 2005, we repaid, at par, $75.0 million of 8.7% mortgage debt due in 2020.  In August 2005, we repaid at par plus a premium of $168,000, $9.9 million of 8.4% mortgage debt due in 2007.  In connection with this repayment we recognized a loss in the amount of the repayment premium in the third quarter of 2005.  We funded these payments with cash on hand and by drawing on our revolving credit facility.  In October 2005 we issued $250 million unsecured senior notes in a public offering raising net proceeds of $247.3 million.  The notes bear interest at 5.75%, require semi-annual interest payments and mature in November 2015.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility.

As of September 30, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,347,871	$2,268	$16,522	$726,555	$1,602,526
Tenant Related Obligations (1)	72,451	38,733	33,718	—	—
Purchase Obligations (2)	13,409	13,409	—	—	—
Projected Interest Expense (3)	996,063	33,672	267,795	249,821	444,775
Total	$3,429,794	$88,082	$318,035	$976,376	$2,047,301

(1)        Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed as of September 30, 2005.

(2)        Represents the purchase price to acquire a 100,488 square foot office property which is the subject of an executed purchase agreement on September 30, 2005.

(3)        Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

As of September 30, 2005, we have no commercial paper, derivatives, swaps, hedges, guarantees, material joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at September 30, 2005, were our unsecured revolving credit facility, our unsecured $350 million term loan and our $1.3 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At September 30, 2005, we were in compliance with all of our covenants under our indenture and related supplements, our term loan agreement and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $351.9 million of mortgage notes outstanding at September 30, 2005.

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

Our unsecured revolving credit facility and our unsecured bank term loan bear interest at floating rates and mature in April and August 2009, respectively.  As of September 30, 2005, we had $346 million outstanding and $404 million available for drawing under our revolving credit facility and $350 million outstanding under our bank term loan.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our bank term loan may be made without penalty beginning in February 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our bank term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  For example, the average interest rate payable on our $350 million term loan and $346 million outstanding on our revolving credit facility at September 30, 2005, was 3.8% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2005	3.8%	$696,000	$26,448
10% reduction	3.4%	$696,000	$23,664
10% increase	4.2%	$696,000	$29,232

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

Our $1.3 billion of publicly issued term debt and our $351.9 million of mortgage notes outstanding on September 30, 2005, bear interest at fixed rates.  Changes in market interest rates during the terms of this debt will not affect the interest we are required to pay on this debt.  If all of our fixed rate unsecured and secured notes outstanding at September 30, 2005, were to be refinanced at interest rates which are 10% higher or lower than current interest rates, our per annum interest cost would increase or decrease, respectively, by approximately $10.8 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.        Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2005, we granted 39,600 common shares pursuant to our Incentive Share Award Plan to our officers and certain employees of our manager, Reit Management & Research LLC, valued at $12.91 per common share, the closing price of our common shares on the New York Stock Exchange on September 13, 2005.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

We have been informed by Reit Management & Research LLC, or RMR, our manager, that the beneficial ownership of RMR has partially changed.  RMR was beneficially owned by Barry M. Portnoy and Gerard M. Martin, our managing trustees.  Mr. Portnoy and his son, Adam D. Portnoy, who is our executive vice president, have acquired Mr. Martin’s beneficial ownership in RMR.  Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues as one of our managing trustees.

Item 6.           Exhibits

10.1

Supplemental Indenture No. 15 dated as of October 31, 2005 between HRPT Properties Trust and U.S. Bank National Association, including the form of 5 ¾% Senior Notes due November 1, 2015 (filed herewith)

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
Dated: November 8, 2005

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 8, 2005