Form 10-K
period 2005-12-31
HRPT PROPERTIES TRUST
filed 2006-03-10
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-9317

HRPT PROPERTIES TRUST

Maryland	04-6558834
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-332-3990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange
8 3/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of the registrant held by non-affiliates was $2.4 billion based on the $12.43 closing price per common share for such stock on the New York Stock Exchange on June 30, 2005. For purposes of this calculation, 1,000,000 common shares of beneficial interest, $0.01 par value, held by Senior Housing Properties Trust and an aggregate of 1,906,132 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 6, 2006:  209,860,625.

References in this Annual Report on Form 10-K to the “Company”, “HRP”, “we”, “us” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 2006, or our definitive Proxy Statement.

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

•                  OUR ACQUISITION AND SALE OF PROPERTIES,

•                  OUR ABILITY TO COMPETE EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT, INCLUDING CURRENTLY INTENDED PREPAYMENTS,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  THE DIVIDENDS WE RECEIVE FROM OUR FORMER SUBSIDIARIES MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SHARES OF OUR FORMER SUBSIDIARIES FOR AMOUNTS EQUAL TO OUR CARRYING VALUES OF THOSE SHARES,

•                  CHANGES IN CIRCUMSTANCES COULD CAUSE THE CLOSINGS OF OUR COMMITTED ACQUISITIONS NOT TO OCCUR OR BE DELAYED BECAUSE THE RESULTS OF VARIOUS DILIGENCE ITEMS MAY CAUSE TRANSACTIONS TO FAIL TO CLOSE,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS”.

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

HRPT PROPERTIES TRUST

2005 FORM 10-K ANNUAL REPORT

Table of Contents

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation *
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions *
Item 14.	Principal Accountant Fees and Services *

Part IV

Item 15.	Exhibits and Financial Statement Schedules

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 2006, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

The Company. We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, including office and industrial buildings and leased industrial land. For a discussion and information regarding our operating segments see our financial statements beginning on page F-1.

As of December 31, 2005, we owned 442 properties for a total investment of $5.2 billion at cost, and a depreciated book value of $4.7 billion. Our portfolio includes 307 office properties with 31.3 million square feet of space and 135 industrial properties with 23.8 million square feet of space. Our 135 industrial properties include 17.9 million square feet of developed commercial and industrial lands in Oahu, Hawaii. In addition, we own minority equity positions in two former subsidiary REITs which are now separately listed on the New York Stock Exchange, or NYSE: Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties.

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

In evaluating potential investments and asset sales, we consider various factors including the following:

•                  the historic and projected rents received and likely to be received from the property;

•                  the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties;

•                  the growth, tax and regulatory environments of the market in which the property is located;

•                  the quality, experience, and credit worthiness of the property’s tenants;

•                  occupancy and demand for similar properties in the same or nearby markets;

•                  the construction quality, physical condition and design of the property;

•                  the geographic area and type of property; and

•                  the pricing of comparable properties as evidenced by recent arm’s length market sales.

We attempt to acquire properties which will enhance the diversity of our portfolio with respect to tenants and locations. However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies. No such mergers or strategic combinations are under active consideration at this time. However, we may undertake such considerations in the future. A principal goal of any such transaction will be to increase our revenues and profits and diversify their sources.

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

Financing Policies. We currently have a revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt. In January 2005, we amended this credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009; and we have an option to extend the maturity by one additional year upon payment of an extension fee. The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%. In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion. Certain financial and other covenants in this facility were also amended to reflect current market conditions. At December 31, 2005, $256 million was outstanding under our revolving credit facility.

Our credit facility, our term loan agreement and our senior note indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth. Our board of trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations present in existing financing or other arrangements, and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

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

Manager. Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment opportunities to our board of trustees and provides property management services to us. RMR is a Delaware limited liability company, whose majority owner is Barry M. Portnoy, one of our trustees. The remainder of RMR is owned by Adam D. Portnoy, Barry Portnoy’s son, who is our executive vice president. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 928-1300. RMR also acts as the manager to Hospitality Properties and Senior Housing and has other business interests. The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President and Assistant Secretary; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; John C. Popeo, Vice President and Treasurer and Adam D. Portnoy, Vice President. Messrs. Mannix, Popeo, Adam Portnoy and Lepore and Ms. Clark are also our officers.

Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of March 6, 2006, RMR had over 400 full time employees.

Competition. Investing in and operating office buildings and other real estate is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

Environmental Matters. Under various laws, owners of real estate may be required to investigate and clean up or remove hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with such hazardous substances. We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys of the properties we own prior to their purchase and we considered those costs when determining an acceptable purchase price. Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheet and included in the cost of the real estate acquired. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website. Our internet website address is www.hrpreit.com. Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, through our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after such forms are filed with the SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. The American Jobs Creation Act of 2004 or the 2004 Act, which subsequently received technical corrections as part of the Gulf Opportunity Zone Act of 2005, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2005 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2005, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

The 2004 Act provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

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

Income Tests. There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. But for financial instruments entered into during our 2005 or later taxable years, the 95% gross income test has been modified as follows:  except as may be provided in Treasury regulations, gross income for these purposes no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the Internal Revenue Code, but only to the extent that (A) the transaction hedges indebtedness we incur to acquire or carry real estate assets, and (B) the hedging transaction was “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

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

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our

2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

•                  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property that is rented. For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

Pursuant to the 2004 Act, if we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements after October 22, 2004:

•                  our failure to meet the test is due to reasonable cause and not due to willful neglect, and

•                  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Under prior law, if we failed to satisfy one or both of the 75% or 95% gross income tests, we nevertheless would have qualified as a REIT for that year if:  our failure to meet the test was due to reasonable cause and not due to willful neglect; we reported the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and any incorrect information on the schedule was not due to fraud with intent to evade tax. For our 2004 and prior taxable years, we attached a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this prior relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

Asset Tests. At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•                  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

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

In addition, for our 2005 taxable year and thereafter, the 2004 Act provides that if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

The 2004 Act also clarifies and expands, on a retroactive basis so as to be effective for our 2001 taxable year forward, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Investment in Senior Housing. We continue to own a significant minority of Senior Housing shares, in excess of 10%, and we believe that Senior Housing has qualified and will continue to qualify as a REIT under the Internal Revenue Code. For any of our taxable years in which Senior Housing qualifies as a REIT, our investment in Senior Housing will count favorably toward the REIT asset tests and our gains and dividends from Senior Housing shares will count as qualifying income under both REIT gross income tests. However, because we do not and cannot control Senior Housing’s compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing in filing a protective taxable REIT subsidiary election under Section 856(l) of the Internal Revenue Code, effective January 1, 2001, and we have reaffirmed this protective election every January 1 since then. Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing were not a REIT, it would instead be considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that Senior Housing’s failure to qualify as a REIT would not jeopardize our own qualification as a REIT even though we own more than 10% of it.

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

Acquisition of Publicly Traded Partnership

In 2004, we acquired all of the limited partnership interests and the general partnership interest of a publicly traded partnership as well as certain of the partnership’s affiliated entities. Prior to our acquisition of the publicly traded partnership and its affiliates, the acquired entities directly or indirectly owned substantially all of the outstanding equity interests in various noncorporate subsidiaries and four C corporations. However, before our acquisition of these entities, all four C corporation subsidiaries were converted into disregarded entities under Treasury regulations issued under Section 7701 of the Internal Revenue Code, and thus considered liquidated for federal income tax purposes. Upon our acquisition, the publicly traded partnership itself and its affiliates and subsidiaries became disregarded entities of ours under Treasury regulations issued under Section 7701 of the Internal Revenue Code. Thus, after the 2004 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

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

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” like the NYSE, both as defined by applicable Treasury regulations, and (2) the foreign shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. We believe that our shares are and will be “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the provision above or that received dividends for taxable years before 2005 will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

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

•                  any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•                  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

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

Item 1A. Risk Factors

Our business faces many risks. The risks described below are not our only risks. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities may decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding to invest in our securities.

Acquisitions that we make may not be successful.

Our business strategy contemplates additional acquisitions. We cannot assure you that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of certain acquisitions.

We may be unable to access the capital necessary to repay debts or to grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot use income from operations to repay debts or to fund our growth. Accordingly, our business and growth strategy depends, in part, upon our ability to raise additional capital at reasonable costs to repay our debts and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities and to invest at yields which exceed our cost of capital. However, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our growth strategy is not assured and may fail.

We are currently dependent upon economic conditions in our seven core markets: Metro Philadelphia, Pennsylvania; Metro Washington, DC; Oahu, Hawaii; Metro Boston, Massachusetts; Southern California; Metro Atlanta, Georgia; and Metro Austin, Texas.

Over 60% of our revenues in fiscal year 2005 were derived from properties located in our seven core markets: Metro Philadelphia, PA; Metro Washington, DC; Oahu, HI; Metro Boston, MA; Southern California; Metro Atlanta, GA; and Metro Austin, TX. A downturn in economic conditions in these markets could result in reduced demand for office space. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

Changes in the healthcare industry may cause us to experience losses.

As of December 31, 2005, approximately 18.2% of our total rents came from tenants in healthcare related businesses. Generally, we believe that tenants in healthcare related businesses are less affected by the business cycle than most other tenants and that our concentration of revenues from such tenants may tend to stabilize our cash flows. However, the healthcare business is highly regulated and certain aspects of the healthcare industry are currently undergoing rapid regulatory, scientific and technological changes. Because of such regulations and systemic changes, some of our healthcare related tenants may experience losses which reduce their space needs or make it difficult for them to pay our rents. Also, we currently own approximately 7.7 million shares of our former subsidiary, Senior Housing, which invests in healthcare and senior housing real estate; any adverse change in Senior Housing’s business may affect our dividend income from these shares and the value of our investment in those shares.

Changes in the government’s requirements for leased space may adversely affect us.

As of December 31, 2005, approximately 15.6% of our total rents came from government tenants. Many of our leases with government agencies allow the tenants to vacate the leased premises before stated terms expires with little or no liability. Historically, our government tenants have regularly renewed leases and only rarely exercised lease termination rights. Nonetheless, for fiscal policy reasons, security concerns or otherwise some or all of our government tenants may decide to vacate our properties. If a significant number of such terminations occur our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

Our business dealings with our managing trustees and affiliated entities may create conflicts of interest.

We have no employees. Personnel and other services which we require are provided to us under contract by our manager, RMR. RMR is majority beneficially owned by one of our trustees, Barry Portnoy. The remainder of RMR is beneficially owned by Adam Portnoy, Mr. Portnoy’s son, who is also an executive officer of RMR and our Executive Vice President. In addition, John A. Mannix, our President and Chief Operating Officer, John C. Popeo, our Treasurer, Chief Financial Officer and Secretary, and David M. Lepore and Jennifer B. Clark, our Senior Vice Presidents, are executive officers of or have served in various capacities with RMR and Gerard Martin, another of our trustees, is a director of RMR. We pay RMR a fee based in large part upon the amount of our investments. Our agreement with RMR also provides for payment to RMR of incentive fees under certain circumstances. Our fee arrangement with RMR could encourage RMR to advocate property acquisitions and discourage property sales by us. Our fees to RMR were $27.0 million for 2005, including $1.2 million which is expected to be paid in restricted common shares as an incentive fee in April 2006. RMR also acts as the manager for two other publicly owned REITs: Hospitality Properties, which primarily owns hotel properties; and Senior Housing, which owns senior housing properties. RMR also provides services to Five Star Quality Care, Inc., or Five Star, under a shared services agreement, and RMR has other business interests. Messrs. Barry Portnoy and Martin also serve as managing trustees of Hospitality Properties and Senior Housing and as managing directors of Five Star. The multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry and Adam Portnoy and Martin. All of the contractual arrangements between us and RMR have been approved by our trustees other than Messrs. Barry Portnoy and Martin. One of our other trustees serves as a trustee of Senior Housing. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self-advised company or by our contracting with unrelated third parties without considerable cost increases. Also, a termination of our contract with RMR is a default under our revolving credit facility unless approved by a majority of the lenders. However, the fact that we believe that our relationships with RMR and our managing trustees have been beneficial to us in the past does not guarantee that these related party transactions may not be detrimental to us in the future.

Ownership limitations and anti-takeover provisions in our declaration of trust and under Maryland law may prevent you from receiving a takeover premium.

Our declaration of trust prohibits any shareholder other than RMR and its affiliates from owning more than 8.5% of our outstanding shares. This provision of the declaration of trust may help us comply with REIT tax requirements. However, this provision will also inhibit a change of control. Our declaration of trust and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of trustees. These other anti-takeover provisions include the following:

•      a staggered board of trustees with three separate classes;

•      the two-thirds majority shareholder vote required for removal of trustees;

•      the ability of our board of trustees to increase, without shareholder approval, the amount of shares (including common shares) that we are authorized to issue under our declaration of trust and bylaws, and to issue additional shares on terms that it determines;

•      advance notice procedures with respect to nominations of trustees and shareholder proposals; and

•      the fact that only the board of trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting.

We have a rights agreement whereby, in the event a person or group of persons acquires or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for shares they own.

The loss of our tax status as a REIT would have significant adverse consequences to us and reduce the value of our common shares.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code for which there are available only limited judicial or administrative interpretations. We believe we have operated as a REIT in compliance with the Internal Revenue Code. However, we cannot assure you that, upon review or audit, the IRS will agree with this conclusion. A different conclusion may jeopardize our REIT status. If we cease to be a REIT, we would violate a covenant in our bank credit facilities, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

Real estate ownership creates risks and liabilities.

Our business is subject to risks associated with real estate ownership, including:

•      property and casualty losses, some of which may be uninsured;

•      defaults and bankruptcies by our tenants;

•      the illiquid nature of real estate markets which impairs our ability to purchase or sell our assets rapidly to respond to changing market conditions;

•      leases which are not renewed at expiration or for property which may be relet at lower rents;

•      costs that may be incurred relating to maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

•      environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, abutters or other persons.

We face significant competition.

We plan to continue to acquire properties whenever we are able to identify attractive opportunities. We may face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

•      we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded and private REITs, institutional investment funds and others;

•      competition from other real estate investments may significantly increase the purchase price we must pay to acquire properties.

In addition, substantially all of our properties face competition for tenants from properties in the areas we are located. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. Some competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties.

Increasing interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

On December 31, 2005, we had approximately $600 million of debt outstanding at variable interest. If interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates may raise our cost to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby limiting our ability to sell property to raise capital or realize gains.

We have substantial debt.

At December 31, 2005, we had $2.5 billion in debt outstanding, which was approximately 49% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility and our term loan; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2005, our subsidiaries have $374 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

Our notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

The terms of our notes may permit us to redeem all or a portion of our outstanding notes or notes we may issue in the future after a certain amount of time. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive from the redemption at a rate that is equal to or higher than the rate of return we previously paid on the redeemed notes.

There may be no public market for notes we may issue and one may not develop.

Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for quotation through any automated quotation system. We can give no assurance that an active trading market for any of our notes will exist in the future. Even if a market does develop, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the real estate industry generally.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General. At December 31, 2005, approximately 96% of our total investments included office and industrial buildings and leased industrial land, 2% was represented by our equity investment in Senior Housing and 2% was represented by our equity investment in Hospitality Properties. At December 31, 2005, we had real estate investments totaling $5.2 billion in 442 properties that were leased to approximately 2,000 tenants. Our properties are located in both Central Business District, or CBD, and suburban areas. We have concentrations of properties in seven major markets areas: Metro Philadelphia, PA; Metro Washington, DC; Oahu, HI; Metro Boston, MA; Southern California; Metro Atlanta, GA; and Metro Austin, TX.

Occupancy for all properties owned on December 31, 2005 and 2004, was 94.3% and 93.0%, respectively. These results reflect average occupancy of approximately 92% at properties that we acquired during 2004 and 2005, and increases in occupancy at comparable properties, or properties we owned continuously during 2005 and 2004. Occupancy at properties we owned continuously since October 1, 2004, increased by 1.2 percentage points and occupancy at properties we owned continuously since January 1, 2004, increased by 1.6 percentage points. The following tables summarize additional information about our properties as of December 31, 2005 (square feet in thousands):

	All Properties		Comparable Properties (1)		Comparable Properties (2)
	As of the Year Ended December 31,		As of the Quarter Ended December 31,		As of the Year Ended December 31,
	2005	2004	2005	2004	2005	2004
Total properties	442	375	362	362	235	235
Total square feet	55,035	44,154	42,941	42,941	35,523	35,523
Percent leased (3)	94.3%	93.0%	94.4%	93.2%	95.2%	93.6%

(1)   Based on properties owned continuously since October 1, 2004.

(2)   Based on properties owned continuously since January 1, 2004.

(3)   Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

Results of operations and other operating data by property type for all properties is as follows (dollars and square feet in thousands):

	All Properties
	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2005	2004	2005	2004
Number of properties:
Office	307	278	307	278
Industrial	135	97	135	97
Total	442	375	442	375

CBD	51	50	51	50
Suburban	391	325	391	325
Total	442	375	442	375

Square feet:
Office	31,267	28,329	31,267	28,329
Industrial	23,768	15,825	23,768	15,825
Total	55,035	44,154	55,035	44,154

CBD	11,519	10,889	11,519	10,889
Suburban	43,516	33,265	43,516	33,265
Total	55,035	44,154	55,035	44,154

	All Properties
	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2005	2004	2005	2004
Percent leased (1):
Office	92.5%	91.0%	92.5%	91.0%
Industrial	96.6%	96.5%	96.6%	96.5%
Total	94.3%	93.0%	94.3%	93.0%

CBD	92.9%	92.9%	92.9%	92.9%
Suburban	94.6%	93.0%	94.6%	93.0%
Total	94.3%	93.0%	94.3%	93.0%

Rental income (2):
Office	$158,551	$143,460	$605,681	$518,828
Industrial	27,515	23,928	105,077	81,928
Total	$186,066	$167,388	$710,758	$600,756

CBD	$72,547	$68,497	$281,779	$268,879
Suburban	113,519	98,891	428,979	331,877
Total	$186,066	$167,388	$710,758	$600,756

Net operating income (NOI) (3):
Office	$92,378	$86,140	$366,039	$314,938
Industrial	19,950	16,361	74,411	58,527
Total	$112,328	$102,501	$440,450	$373,465

CBD	$40,079	$38,983	$160,188	$156,602
Suburban	72,249	63,518	280,262	216,863
Total	$112,328	$102,501	$440,450	$373,465

NOI margin (4):
Office	58.3%	60.0%	60.4%	60.7%
Industrial	72.5%	68.4%	70.8%	71.4%
Total	60.4%	61.2%	62.0%	62.2%

CBD	55.2%	56.9%	56.8%	58.2%
Suburban	63.6%	64.2%	65.3%	65.3%
Total	60.4%	61.2%	62.0%	62.2%

(1)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
(2)	Includes some triple net lease rental income. Excludes rental income from discontinued operations.
(3)

NOI is defined as property rental income less property operating expenses. Excludes NOI from discontinued operations. Property level net operating income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate property level net operating income in the same manner. We consider property level net operating income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the operations of our properties. See footnote 9 to our financial statements.

(4)	NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by major market for all properties is as follows (dollars and square feet in thousands):

	All Properties
	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2005	2004	2005	2004
Number of properties:
Metro Philadelphia, PA	21	21	21	21
Metro Washington, DC	20	20	20	20
Oahu, HI	53	12	53	12
Metro Boston, MA	36	39	36	39
Southern California	24	24	24	24
Metro Atlanta, GA	45	36	45	36
Metro Austin, TX	26	26	26	26
Other markets	217	197	217	197
Total	442	375	442	375

Square feet:
Metro Philadelphia, PA	5,447	5,452	5,447	5,452
Metro Washington, DC	2,645	2,645	2,645	2,645
Oahu, HI	17,879	9,699	17,879	9,699
Metro Boston, MA	2,737	2,979	2,737	2,979
Southern California	1,444	1,444	1,444	1,444
Metro Atlanta, GA	2,186	1,845	2,186	1,845
Metro Austin, TX	2,806	2,809	2,806	2,809
Other markets	19,891	17,281	19,891	17,281
Total	55,035	44,154	55,035	44,154

Percent leased (1):
Metro Philadelphia, PA	93.0%	91.6%	93.0%	91.6%
Metro Washington, DC	95.9%	94.6%	95.9%	94.6%
Oahu, HI	97.8%	99.4%	97.8%	99.4%
Metro Boston, MA	97.0%	92.4%	97.0%	92.4%
Southern California	97.9%	97.0%	97.9%	97.0%
Metro Atlanta, GA	89.1%	92.6%	89.1%	92.6%
Metro Austin, TX	90.6%	80.2%	90.6%	80.2%
Other markets	91.7%	91.4%	91.7%	91.4%
Total	94.3%	93.0%	94.3%	93.0%

Rental income: (2)
Metro Philadelphia, PA	$32,900	$30,794	$133,390	$131,469
Metro Washington, DC	20,290	18,626	77,751	66,234
Oahu, HI	14,619	10,748	51,343	42,205
Metro Boston, MA	14,775	15,003	57,932	52,157
Southern California	12,028	11,968	47,553	42,622
Metro Atlanta, GA	9,279	8,442	34,889	14,813
Metro Austin, TX	10,659	9,032	39,768	38,317
Other markets	71,516	62,775	268,132	212,939
Total	$186,066	$167,388	$710,758	$600,756

Net operating income (NOI) (3):
Metro Philadelphia, PA	$17,401	$15,148	$72,909	$71,676
Metro Washington, DC	13,018	11,987	50,316	42,752
Oahu, HI	12,130	8,712	41,561	34,582
Metro Boston, MA	9,629	10,587	38,898	37,724
Southern California	8,282	8,087	32,374	27,823
Metro Atlanta, GA	5,377	5,229	21,661	9,404
Metro Austin, TX	4,495	4,571	18,150	18,173
Other markets	41,996	38,180	164,581	131,331
Total	$112,328	$102,501	$440,450	$373,465

	All Properties
	As of and For the Quarter Ended December 31,		As of and For the Year Ended December 31,
	2005	2004	2005	2004
NOI margin (4):
Metro Philadelphia, PA	52.9%	49.2%	54.7%	54.5%
Metro Washington, DC	64.2%	64.4%	64.7%	64.5%
Oahu, HI	83.0%	81.1%	80.9%	81.9%
Metro Boston, MA	65.2%	70.6%	67.1%	72.3%
Southern California	68.9%	67.6%	68.1%	65.3%
Metro Atlanta, GA	57.9%	61.9%	62.1%	63.5%
Metro Austin, TX	42.2%	50.6%	45.6%	47.4%
Other markets	58.7%	60.8%	61.4%	61.7%
Total	60.4%	61.2%	62.0%	62.2%

(1)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
(2)	Includes some triple net lease rental income. Excludes rental income from discontinued operations.
(3)

NOI is defined as property rental income less property operating expenses. Excludes NOI from discontinued operations. Property level net operating income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate property level net operating income in the same manner. We consider property level net operating income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the operations of our properties. See footnote 9 to our financial statements.

(4)	NOI margin is defined as NOI as a percentage of rental income.

Results of operations and other operating data by property type for comparable properties is as follows (dollars and square feet in thousands):

	Comparable Properties
	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2005	2004	2005	2004
Office:
Properties	270	270	212	212
Total square feet	27,974	27,974	23,166	23,166
Percent leased (3)	92.8%	91.0%	93.0%	90.7%
Rental income (4)	$148,402	$142,943	$492,973	$477,901
Net operating income (NOI) (5)	$86,903	$85,734	$295,485	$289,187
NOI % growth	1.4%		2.2%

Industrial:
Properties	92	92	23	23
Total square feet	14,967	14,967	12,357	12,357
Percent leased (3)	97.3%	97.3%	99.2%	98.9%
Rental income (4)	$23,150	$22,741	$74,117	$71,960
Net operating income (NOI) (5)	$16,717	$15,572	$54,038	$52,523
NOI % growth	7.4%		2.9%

CBD:
Properties	50	50	48	48
Total square feet	10,888	10,888	10,420	10,420
Percent leased (3)	92.6%	92.9%	93.1%	92.6%
Rental income (4)	$69,364	$68,497	$264,592	$263,625
Net operating income (NOI) (5)	$38,261	$38,983	$150,395	$153,584
NOI % growth	(1.9)%		(2.1)%

	Comparable Properties
	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2005	2004	2005	2004
Suburban:
Properties	312	312	187	187
Total square feet	32,053	32,053	25,103	25,103
Percent leased (3)	95.0%	93.3%	96.1%	94.0%
Rental income (4)	$102,188	$97,187	$302,498	$286,236
Net operating income (NOI) (5)	$65,359	$62,323	$199,128	$188,126
NOI % growth	4.9%		5.8%

Total:
Properties	362	362	235	235
Total square feet	42,941	42,941	35,523	35,523
Percent leased (3)	94.4%	93.2%	95.2%	93.6%
Rental income (4)	$171,552	$165,684	$567,090	$549,861
Net operating income (NOI) (5)	$103,620	$101,306	$349,523	$341,710
NOI % growth	2.3%		2.3%

(1)	Based on properties owned continuously since October 1, 2004.
(2)	Based on properties owned continuously since January 1, 2004.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
(4)	Includes some triple net lease rental income.
(5)

NOI is defined as property rental income less property operating expenses. Property level net operating income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate property level net operating income in the same manner. We consider property level net operating income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the operations of our properties.

Results of operations and other operating data by major market for comparable properties is as follows (dollars and square feet in thousands):

	Comparable Properties
	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2005	2004	2005	2004
Metro Philadelphia, PA:
Properties	21	21	21	21
Total square feet	5,447	5,447	5,447	5,447
Percent leased (3)	93.0%	91.6%	93.0%	91.6%
Rental income (4)	$32,900	$30,794	$133,390	$131,469
Net operating income (NOI) (5)	$17,401	$15,148	$72,909	$71,676
NOI % growth	14.9%		1.7%

Metro Washington, DC:
Properties	20	20	16	16
Total square feet	2,645	2,645	2,215	2,215
Percent leased (3)	95.9%	94.6%	95.7%	93.9%
Rental income (4)	$20,290	$18,626	$65,704	$60,786
Net operating income (NOI) (5)	$13,018	$11,987	$41,493	$38,686
NOI % growth	8.6%		7.3%

	Comparable Properties
	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2005	2004	2005	2004
Oahu, HI:
Properties	11	11	11	11
Total square feet	9,625	9,625	9,625	9,625
Percent leased (3)	99.6%	99.6%	99.6%	99.6%
Rental income (4)	$11,787	$10,684	$44,951	$42,141
Net operating income (NOI) (5)	$9,782	$8,656	$36,237	$34,527
NOI % growth	13.0%		5.0%

Metro Boston, MA:
Properties	36	36	33	33
Total square feet	2,737	2,737	2,335	2,335
Percent leased (3)	97.0%	94.7%	96.6%	93.9%
Rental income (4)	$14,775	$15,003	$48,603	$49,004
Net operating income (NOI) (5)	$9,629	$10,587	$33,379	$35,854
NOI % growth	(9.0)%		(6.9)%

Southern California:
Properties	24	24	18	18
Total square feet	1,444	1,444	1,265	1,265
Percent leased (3)	97.9%	97.0%	99.0%	98.2%
Rental income (4)	$12,028	$11,968	$44,416	$41,197
Net operating income (NOI) (5)	$8,282	$8,087	$30,486	$26,951
NOI % growth	2.4%		13.1%

Metro Atlanta, GA:
Properties	36	36	—	—
Total square feet	1,845	1,845	—	—
Percent leased (3)	92.1%	92.6%	—	—
Rental income (4)	$8,481	$8,442	$—	$—
Net operating income (NOI) (5)	$5,036	$5,229	$—	$—
NOI % growth	(3.7)%		—

Metro Austin, TX:
Properties	26	26	26	26
Total square feet	2,806	2,806	2,806	2,806
Percent leased (3)	90.6%	80.2%	90.6%	80.3%
Rental income (4)	$10,659	$9,032	$39,768	$38,317
Net operating income (NOI) (5)	$4,495	$4,571	$18,150	$18,173
NOI % growth	(1.7)%		(0.1)%

Other Markets:
Properties	188	188	110	110
Total square feet	16,392	16,392	11,830	11,830
Percent leased (3)	91.7%	91.3%	92.9%	92.0%
Rental income (4)	$60,632	$61,135	$190,258	$186,947
Net operating income (NOI) (5)	$35,977	$37,041	$116,869	$115,843
NOI % growth	(2.9)%		0.9%

	Comparable Properties
	As of and For the Quarter Ended December 31, (1)		As of and For the Year Ended December 31, (2)
	2005	2004	2005	2004
Total:
Properties	362	362	235	235
Total square feet	42,941	42,941	35,523	35,523
Percent leased (3)	94.4%	93.2%	95.2%	93.6%
Rental income (4)	$171,552	$165,684	$567,090	$549,861
Net operating income (NOI) (5)	$103,620	$101,306	$349,523	$341,710
NOI % growth	2.3%		2.3%

(1)	Based on properties owned continuously since October 1, 2004.
(2)	Based on properties owned continuously since January 1, 2004.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
(4)	Includes some triple net lease rental income.
(5)

NOI is defined as property rental income less property operating expenses. Property level net operating income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate property level net operating income in the same manner. We consider property level net operating income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the operations of our properties.

Properties acquired and disposed of during the year ended December 31, 2005, were as follows (square feet and dollars in thousands):

Acquisitions:

Date Acquired	Location	Office/ Industrial	Number of Properties	Square Feet	Purchase Price (1)	Purchase Price (1) / Square Feet	Cap Rate (2)	Weighted Average Remaining Lease Term (3)	Percent Leased (4)	Major Tenant

May-05	Indianapolis, IN	Office	1	628	$74,750	$119.03	10.9%	3.8	95.9%	National City Bank of Indiana
Jun-05	Oahu, HI	Industrial Lands	41	8,180	115,500	14.12	7.6%	15.0	95.4%	Tesoro Hawaii Corporation
Jun-05	Indianapolis, IN	Office	1	72	6,600	91.67	9.4%	5.9	100.0%	Indiana Lumbermens Mutual Insurance Company
Jul-05	Milford, CT	Office	1	144	17,000	118.06	9.1%	2.9	90.9%	Hubbell Incorporated (Delaware)
Aug-05	Roswell, GA	Office	8	244	25,100	102.87	9.4%	3.0	87.3%	Kimberly-Clark Corporation
Sep-05	Atlanta, GA	Office	1	96	6,150	64.06	—%	2.4	30.1%	The March of Dimes
Sep-05	Pittsburgh, PA	Office	9	848	69,100	81.49	9.2%	3.6	77.7%	Aetna Life Insurance Company
Nov-05	Kansas City, MO	Office	1	100	13,409	134.09	10.3%	5.0	95.4%	Southwestern Bell Telephone Company
Dec-05	Deerfield, Lake Forest and Waukegan, IL	Office	4	398	72,665	182.58	9.0%	5.0	100.0%	Abbott Laboratories
Dec-05	Bannockburn, IL	Office	1	257	58,335	226.98	9.5%	5.9	100.0%	RR Donnelley
Dec-05	Mason and Sharonville, OH	Office	2	148	17,500	118.24	9.0%	5.8	93.4%	Acosta, Inc.
Total / weighted average			70	11,115	$476,109	$42.83	9.0%	5.8	93.5%

Dispositions:

Date Sold	Location	Office/ Industrial	Number of Properties	Square Feet	Sale Price (1)	Original Purchase Price (1)	Sale Price (1) / Square Feet	Original Purchase Price (1) / Square Feet	Sale Price Multiple of Original Purchase Price		Book Gain on Sale

May-05	Westwood, MA	Industrial	3	237	$20,500	$13,410	$86.50	$56.58	1.5	x	$7,592
Total			3	237	$20,500	$13,410	$86.50	$56.58	1.5	x	$7,592

(1)	Represents the gross contract purchase or sale price and excludes closing costs and purchase price allocations.
(2)	Represents estimated current GAAP based annual net operating income, or NOI, which is defined as property rental income less property operating expenses, divided by the purchase price.
(3)	Average remaining lease term based on rental income as of the date acquired.
(4)	Percent leased as of the date acquired.

We signed new leases for 538,000 square feet and lease renewals for 774,000 square feet during the quarter ended December 31, 2005, for weighted average rental rates that were 5% above prior rents. We signed new leases for 2,300,000 square feet and lease renewals for 2,733,000 square feet during the year ended December 31, 2005, at weighted average rental rates that were 3% below prior rents. Average lease terms for leases signed during the quarter and year ended December 31, 2005, were 9.4 years and 6.5 years, respectively. Commitments for tenant improvement and leasing commission costs for leases signed during the quarter and year ended December 31, 2005, totaled $10.23 per square foot and $13.73 per square foot, respectively, on a weighted average basis. Rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time. Approximately 24% of our leased square feet are under leases scheduled to expire through December 31, 2008. Lease expirations by property type as of December 31, 2005, are as follows (dollars and square feet in thousands):

	Total	2006	2007	2008	2009 and After
Office:
Total square feet	31,267
Leased square feet (1)	28,931	3,297	2,920	2,895	19,819
Percent	100.0%	11.4%	10.1%	10.0%	68.5%
Annualized rent (2)	$647,552	$70,855	$67,054	$66,146	$443,497
Percent	100.0%	10.9%	10.4%	10.2%	68.5%
Industrial:
Total square feet	23,768
Leased square feet (1)	22,952	1,023	1,074	1,314	19,541
Percent	100.0%	4.5%	4.7%	5.7%	85.1%
Annualized rent (2)	$112,342	$5,359	$8,151	$9,937	$88,895
Percent	100.0%	4.8%	7.3%	8.8%	79.1%

CBD:
Total square feet	11,519
Leased square feet (1)	10,698	974	978	1,253	7,493
Percent	100.0%	9.1%	9.1%	11.7%	70.1%
Annualized rent (2)	$284,004	$26,155	$27,672	$30,808	$199,369
Percent	100.0%	9.2%	9.7%	10.8%	70.3%
Suburban:
Total square feet	43,516
Leased square feet (1)	41,185	3,346	3,016	2,956	31,867
Percent	100.0%	8.1%	7.3%	7.2%	77.4%
Annualized rent (2)	$475,890	$50,059	$47,533	$45,275	$333,023
Percent	100.0%	10.5%	10.0%	9.5%	70.0%

Total:
Total square feet	55,035
Leased square feet (1)	51,883	4,320	3,994	4,209	39,360
Percent	100.0%	8.3%	7.7%	8.1%	75.9%
Annualized rent (2)	$759,894	$76,214	$75,205	$76,083	$532,392
Percent	100.0%	10.0%	9.9%	10.0%	70.1%

(1)

Square feet is pursuant to signed leases as of December 31, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease.

(2)	Annualized rent is rents pursuant to signed leases as of December 31, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Lease expirations by major market area as of December 31, 2005, are as follows (dollars and square feet in thousands):

	Total	2006	2007	2008	2009 and After
Metro Philadelphia, PA:
Total square feet	5,447
Leased square feet (1)	5,064	338	275	665	3,786
Percent	100.0%	6.7%	5.4%	13.1%	74.8%
Annualized rent (2)	$128,597	$9,554	$5,170	$15,989	$97,884
Percent	100.0%	7.4%	4.0%	12.4%	76.2%
Metro Washington, DC:
Total square feet	2,645
Leased square feet (1)	2,538	302	222	125	1,889
Percent	100.0%	11.9%	8.7%	4.9%	74.5%
Annualized rent (2)	$77,972	$8,420	$6,773	$3,771	$59,008
Percent	100.0%	10.8%	8.7%	4.8%	75.7%
Oahu, HI:
Total square feet	17,879
Leased square feet (1)	17,481	433	423	530	16,095
Percent	100.0%	2.5%	2.4%	3.0%	92.1%
Annualized rent (2)	$56,964	$1,016	$542	$2,296	$53,110
Percent	100.0%	1.8%	1.0%	4.0%	93.2%
Metro Boston, MA:
Total square feet	2,737
Leased square feet (1)	2,654	208	567	182	1,697
Percent	100.0%	7.8%	21.4%	6.9%	63.9%
Annualized rent (2)	$59,308	$5,275	$14,029	$5,286	$34,718
Percent	100.0%	8.9%	23.7%	8.9%	58.5%
Southern California:
Total square feet	1,444
Leased square feet (1)	1,414	189	274	110	841
Percent	100.0%	13.4%	19.4%	7.8%	59.4%
Annualized rent (2)	$47,522	$5,735	$8,476	$4,673	$28,638
Percent	100.0%	12.1%	17.8%	9.8%	60.3%
Metro Atlanta, GA:
Total square feet	2,186
Leased square feet (1)	1,947	273	166	204	1,304
Percent	100.0%	14.0%	8.5%	10.5%	67.0%
Annualized rent (2)	$37,660	$4,895	$3,208	$3,778	$25,779
Percent	100.0%	13.0%	8.5%	10.0%	68.5%
Metro Austin, TX:
Total square feet	2,806
Leased square feet (1)	2,542	91	536	138	1,777
Percent	100.0%	3.6%	21.1%	5.4%	69.9%
Annualized rent (2)	$43,575	$1,992	$9,051	$2,752	$29,780
Percent	100.0%	4.6%	20.8%	6.3%	68.3%
Other markets:
Total square feet	19,891
Leased square feet (1)	18,243	2,486	1,531	2,255	11,971
Percent	100.0%	13.6%	8.4%	12.4%	65.6%
Annualized rent (2)	$308,296	$39,327	$27,956	$37,538	$203,475
Percent	100.0%	12.8%	9.1%	12.2%	65.9%
Total:
Total square feet	55,035
Leased square feet (1)	51,883	4,320	3,994	4,209	39,360
Percent	100.0%	8.3%	7.7%	8.1%	75.9%
Annualized rent (2)	$759,894	$76,214	$75,205	$76,083	$532,392
Percent	100.0%	10.0%	9.9%	10.0%	70.1%

(1)   Square feet is pursuant to signed leases as of December 31, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease.

(2)   Annualized rent is rents pursuant to signed leases as of December 31, 2005, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds is rents from tenants at our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. As of December 31, 2005, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet	% of Rent (2)	Lease Expirations
1 U. S. Government	5,131	9.9%	14.5%	2006 to 2020
2 GlaxoSmithKline plc	605	1.2%	2.0%	2013
3 PNC Financial Services Group	488	0.9%	1.5%	2011
4 Comcast Corporation	406	0.8%	1.3%	2006, 2008
5 Tyco International Ltd	660	1.3%	1.3%	2007, 2011
6 Solectron Corporation	765	1.5%	1.2%	2014
7 Towers, Perrin, Forster & Crosby, Inc.	388	0.7%	1.2%	2006, 2011
8 Motorola, Inc.	770	1.5%	1.2%	2006, 2008, 2010
9 Manugistics, Inc.	283	0.5%	1.2%	2012
10 Ballard Spahr Andrews & Ingersoll, LLP	231	0.4%	1.1%	2008, 2015
11 Westinghouse Electric Corporation	534	1.0%	1.1%	2006, 2010
12 Mellon Bank, N.A.	234	0.5%	1.0%	2012, 2015
Total	10,495	20.2%	28.6%

(1)   Square feet is pursuant to signed leases as of December 31, 2005, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)   Rent is pursuant to signed leases as of December 31, 2005, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

As of December 31, 2005, a summary of our portfolio and a breakdown of our tenants based on rent were as follows (square feet and dollars in thousands):

	Office	Industrial	Total	Percent
Square feet (1):
CBD	11,361	158	11,519	20.9%
Suburban	19,906	23,610	43,516	79.1%
Total	31,267	23,768	55,035	100.0%
Percent	56.8%	43.2%	100.0%

U.S. Government and other government tenants	5,583	—	5,583	10.1%
Medical related tenants	5,608	151	5,759	10.5%
Land leases	—	17,482	17,482	31.8%
Other investment grade tenants (2)	7,754	1,267	9,021	16.4%
Other tenants	9,985	4,053	14,038	25.5%
Vacant	2,337	815	3,152	5.7%
Total	31,267	23,768	55,035	100.0%
Percent	56.8%	43.2%	100.0%

Rent (3):
U.S. Government and other government tenants	$118,966	$—	$118,966	15.6%
Medical related tenants	137,307	816	138,123	18.2%
Land leases	—	56,964	56,964	7.5%
Other investment grade tenants (2)	164,697	16,750	181,447	23.9%
Other tenants	226,582	37,812	264,394	34.8%
Total	$647,552	$112,342	$759,894	100.0%
Percent	85.2%	14.8%	100.0%

(1)   Includes leased square feet pursuant to signed leases as of December 31, 2005, including (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)   Excludes investment grade tenants included in other tenant categories above.

(3)   Rent is pursuant to signed leases as of December 31, 2005, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

The states in which we owned real estate at December 31, 2005, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount	Net Book Value	Rent (1)
Alaska	1	$1,032	$847	$340
Arizona	10	122,097	107,849	18,081
California	46	412,846	355,398	60,114
Colorado	10	129,597	116,907	22,259
Connecticut	5	52,240	48,042	7,873
Delaware	2	69,737	59,422	4,930
District of Columbia	5	244,782	202,164	34,863
Florida	4	11,913	9,676	1,439
Georgia	46	235,022	227,747	38,164
Hawaii	53	610,707	609,781	56,964
Illinois	5	121,412	121,299	17,025
Indiana	2	74,540	73,513	14,948
Kansas	1	8,274	6,795	1,981
Kentucky	1	11,527	10,922	2,156
Maryland	14	367,919	328,373	54,690
Massachusetts	35	343,183	300,339	56,807
Michigan	18	62,971	60,897	15,248
Minnesota	15	137,353	116,747	17,721
Missouri	4	37,293	34,854	6,168
New Hampshire	1	22,170	18,864	2,501
New Jersey	4	37,736	29,973	5,833
New Mexico	16	110,758	100,454	19,756
New York	18	215,456	184,918	33,757
Ohio	17	59,268	55,716	8,652
Oklahoma	5	46,637	38,998	4,615
Pennsylvania	37	999,107	869,654	157,200
Rhode Island	1	8,010	6,363	1,093
Tennessee	3	55,542	50,066	8,575
Texas	31	433,186	368,942	55,438
Virginia	10	103,895	89,894	17,793
Washington	20	74,246	68,580	10,859
West Virginia	1	4,969	4,088	682
Wyoming	1	10,676	8,811	1,369
Total real estate	442	$5,236,101	$4,686,893	$759,894

(1)  Rent is pursuant to signed leases as of December 31, 2005, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

At December 31, 2005, 13 office complexes we owned comprised of 49 properties with an aggregate cost of $791.6 million were secured by mortgage notes payable aggregating $375.1 million, and $374.2 million net of unamortized discounts and premiums.

At December 31, 2005, the carrying book values of our equity ownership of Senior Housing and Hospitality Properties were $95.0 million and $99.3 million, respectively, and the market values of these equity positions were $130.4 million and $160.4 million, respectively. During 2005 we sold 950,000 of our Senior Housing shares and Senior Housing completed a public offering of common shares that reduced our ownership percentage to 10.7%. At December 31, 2005, we owned 5.6% of the Hospitality Properties common shares outstanding. At December 31, 2005, Senior Housing owned 188 senior housing properties and Hospitality Properties owned 298 hotels.

Item 3. Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE composite transactions reports:

	High	Low

2004

First Quarter	$11.37	$9.76
Second Quarter	11.39	8.25
Third Quarter	11.07	9.86
Fourth Quarter	12.99	10.96

2005

First Quarter	$13.20	$10.95
Second Quarter	12.60	11.35
Third Quarter	13.25	11.75
Fourth Quarter	12.51	10.18

The closing price of our common shares on the NYSE on March 6, 2006, was $10.67 per share.

As of March 6, 2006, there were 3,186 shareholders of record, and we estimate that as of such date there were in excess of 91,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions
	Per Common Share
	2004	2005

First Quarter	$0.20	$0.21
Second Quarter	0.20	0.21
Third Quarter	0.21	0.21
Fourth Quarter	0.21	0.21
Total	$0.82	$0.84

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors that our board of trustees deems relevant.

Item 6. Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, our management’s discussion and analysis of financial condition and results of operations and our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share data.

Income Statement Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Total revenues (1)	$710,758	$600,756	$498,795	$412,577	$385,910
Income from continuing operations	157,471	161,312	115,731	106,135	81,683
Net income (2)	164,984	162,829	114,446	106,763	82,804
Net income available for common shareholders (3)	118,984	116,829	68,446	79,138	65,962
Common distributions declared (4)	172,065	147,156	118,348	103,056	113,135

Weighted average common shares outstanding	197,831	176,157	136,270	128,817	130,253

Per Common Share:
Income from continuing operations	$0.56	$0.65	$0.51	$0.61	$0.50
Net income available for common shareholders (3)	0.60	0.66	0.50	0.61	0.51
Common distributions declared (4)	0.84	0.83	0.80	0.80	0.87

Balance Sheet Data

	December 31,
	2005	2004	2003	2002	2001
Real estate properties (5)	$5,236,101	$4,685,069	$3,891,966	$3,074,656	$2,592,487
Equity investments	194,297	207,804	260,208	264,087	273,442
Total assets	5,327,167	4,813,330	4,013,244	3,221,652	2,805,426
Total indebtedness, net	2,520,156	2,355,031	1,876,821	1,215,977	1,097,217
Total shareholders’ equity	2,645,486	2,307,194	2,011,651	1,926,273	1,656,500

(1)   Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)   Changes in net income include income from property acquisitions during all periods presented; gains of $11.8 million recognized in 2005 from equity transactions of equity investments and the sale of 950,000 of our Senior Housing shares, and gains of $30.0 million recognized in 2004 from equity transactions of equity investments and the sale of 4.1 million of our Senior Housing shares; and the $19.3 million loss on equity transactions of equity investments in 2001.

(3)   Net income available for common shareholders is net income reduced by preferred distributions.

(4)   Includes distributions of common shares of Five Star Quality Care, Inc. in 2001. Cash distributions declared with respect to 2001 were $103,783, or $0.80 per common share.

(5)   Excludes value of acquired real estate leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

OVERVIEW

We primarily own office buildings located throughout the United States. We also own approximately 18 million square feet of leased commercial and industrial lands located in Oahu, Hawaii and have minority holdings in shares of our former subsidiaries, Senior Housing and Hospitality Properties.

Property Operations

As of December 31, 2005, 94.3% of our total square feet was leased, compared to 93.0% leased as of December 31, 2004. These results reflect a 1.2 percentage increase in occupancy at properties we owned continuously since October 1, 2004, and a 1.6 percentage increase in occupancy at properties we owned continuously since January 1, 2004. During the year ended December 31, 2005, we signed new leases for 2.3 million square feet and lease renewals for 2.7 million square feet, at weighted average rental rates that were 3% below prior rents. Average lease terms for leases signed during 2005 were 6.5 years. Commitments for tenant improvement and leasing commission costs for leases signed during 2005 totaled $13.73 per square foot on a weighted average basis.

During the past twelve months, the decline in occupancies at some of our continuously owned buildings which we previously experienced has stopped. Also, quoted office rent rates in most of the areas where our properties are located seem to have stabilized. However, we continue to experience strong competition to retain and attract office tenants in the form of landlord funded tenant build outs and increased leasing commissions payable to tenant brokers. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. We do not know whether or when the present market conditions affecting our properties may change. At this time, however, we believe that modest declines in effective rents will continue to depress the financial results at some of our currently owned office buildings during 2006. There are too many variables for us to reasonably project what the financial impact of these market conditions will be on our results for future periods.

Investment Activities

During 2005 we acquired 70 properties with 11.1 million square feet for aggregate gross purchase prices totaling $476.1 million, including 29 office properties with 2.9 million square feet for $360.6 million and 8.2 million square feet of leased industrial land for $115.5 million. At the time of acquisition, these properties were approximately 94% leased and projected to yield approximately 9% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses. During 2005 we sold 950,000 common shares of Senior Housing. After this sale, we owned 7.7 million Senior Housing common shares, or 10.7% of Senior Housing outstanding common shares at December 31, 2005.

Financing Activities

During 2005 we issued 32.5 million common shares in public offerings, raising net proceeds of $384.0 million and issued $250 million 5.75% unsecured senior notes due 2015. Proceeds from these financing activities were used to repay amounts outstanding under our revolving credit facility and for general business purposes. We also repaid our $100 million 6.70% unsecured senior notes when they became due in February 2005, and we prepaid $84.9 million of 8.4% and 8.7% secured mortgage debt in July and August 2005 using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in thousands, except per share data)
Rental income	$710,758	$600,756	$110,002	18.3%

Expenses:
Operating expenses	270,308	227,291	43,017	18.9%
Depreciation and amortization	136,307	111,986	24,321	21.7%
General and administrative	30,446	25,170	5,276	21.0%
Total expenses	437,061	364,447	72,614	19.9%

Operating income	273,697	236,309	37,388	15.8%

Interest income	1,490	638	852	133.5%
Interest expense	(143,663)	(118,212)	(25,451)	(21.5)%
Loss on early extinguishment of debt	(168)	(2,866)	2,698	94.1%
Equity in earnings of equity investments	14,352	15,457	(1,105)	(7.1)%
Gain on sale of shares of equity investments	5,522	21,550	(16,028)	(74.4)%
Gain on issuance of shares by equity investees	6,241	8,436	(2,195)	(26.0)%
Income from continuing operations	157,471	161,312	(3,841)	(2.4)%
(Loss) income from discontinued operations	(79)	1,517	(1,596)	(105.2)%
Gain on sale of properties	7,592	—	7,592	100.0%
Net income	164,984	162,829	2,155	1.3%
Preferred distributions	(46,000)	(46,000)	—	—
Net income available for common shareholders	$118,984	$116,829	$2,155	1.8%

Weighted average common shares outstanding	197,831	176,157	21,674	12.3%

Income from continuing operations per share	$0.56	$0.65	$(0.09)	(13.8)%

(Loss) income from discontinued operations per share	$—	$0.01	$(0.01)	(100.0)%

Net income available for common shareholders per share	$0.60	$0.66	$(0.06)	(9.1)%

Rental income. Rental income increased for the year ended December 31, 2005, compared to the same period in 2004, primarily due to our acquisition of 70 properties in 2005 and 136 properties in 2004. Occupancy, which includes space being prepared for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, at properties we owned continuously since January 1, 2004, was 95.2% at December 31, 2005, compared to 93.6% at December 31, 2004. Rental income includes non cash straight line rent adjustments totaling $30.1 million in 2005 and $22.3 million in 2004 and amortization of acquired real estate leases and obligations totaling ($7.4) million in 2005 and ($3.0) million in 2004. Rental income also includes lease termination fees totaling $3.9 million in 2005 and $3.7 million in 2004.

Total expenses. Total expenses for the year ended December 31, 2005, increased from the year ended December 31, 2004, due to increases in operating expenses, depreciation and amortization and general and administrative expenses related to our acquisition of properties in 2005 and 2004.

Interest expense. Interest expense increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, reflecting an increase in total debt outstanding which was used primarily to finance acquisitions in 2005 and 2004. In 2005 we issued $250 million unsecured 5.75% senior notes due 2015 and assumed $25.5 million of debt in connection with an acquisition. The weighted average interest rate on all of our outstanding debt at December 31, 2005 and 2004, was 5.9% and 5.7%, respectively.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in 2004 represents the write off of deferred financing fees associated with the repayment of $143 million of our senior notes due 2013.

Equity in earnings of equity investments. Equity in earnings of equity investments decreased during the year ended December 31, 2005, from the year ended December 31, 2004, due to lower earnings recognized from our investment in Senior Housing. The decrease in earnings from Senior Housing is due primarily to our sale of 950,000 Senior Housing common shares we owned in 2005 and the sale of 4.1 million Senior Housing common shares we owned in 2004.

Gain on sale of shares of equity investments. The gain on sale of shares of equity investments reflects the sale of 950,000 Senior Housing common shares we owned in 2005 and 4.1 million Senior Housing common shares we owned in 2004.

Gain on issuance of shares by equity investees. The 2005 and 2004 gains on issuance of shares by equity investees reflects the issuance of common shares during 2005 and 2004 by both Senior Housing and Hospitality Properties at prices above our per share carrying value.

Income from continuing operations. The decrease in income from continuing operations primarily represents the 2004 gain on sale of shares of equity investments, offset by income from properties acquired in 2005 and 2004.

(Loss) income from discontinued operations and gain on sale of properties. The 2005 and 2004 (loss) income from discontinued operations represents income or loss from three industrial properties we sold in May 2005 for net proceeds of $20.1 million. We recognized gains on the sales of these properties of $7.6 million.

Net income and net income available for common shareholders. The increase in net income and net income available for common shareholders for the year ended December 31, 2005, from the year ended December 31, 2004, is due primarily to property acquisitions in 2005 and 2004 and the gain on sale of properties recognized in 2005, offset by the gain on sale of Senior Housing common shares in 2004, a decrease in earnings from equity investments and an increase in interest expense from the issuance of additional debt. Net income available for common shareholders is net income reduced by preferred distributions.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	$ Change	% Change
	(in thousands, except per share data)
Rental income	$600,756	$498,795	$101,961	20.4%

Expenses:
Operating expenses	227,291	190,429	36,862	19.4%
Depreciation and amortization	111,986	92,851	19,135	20.6%
General and administrative	25,170	19,338	5,832	30.2%
Total expenses	364,447	302,618	61,829	20.4%

Operating income	236,309	196,177	40,132	20.5%

Interest income	638	411	227	55.2%
Interest expense	(118,212)	(101,144)	(17,068)	(16.9)%
Loss on early extinguishment of debt	(2,866)	(3,238)	372	11.5%
Equity in earnings of equity investments	15,457	23,525	(8,068)	(34.3)%
Gain on sale of shares of equity investments	21,550	—	21,550	100.0%
Gain on issuance of shares by equity investees	8,436	—	8,436	100.0%
Income from continuing operations	161,312	115,731	45,581	39.4%
Income (loss) from discontinued operations	1,517	(1,285)	2,802	218.1%
Net income	162,829	114,446	48,383	42.3%
Preferred distributions	(46,000)	(46,000)	—	—
Net income available for common shareholders	$116,829	$68,446	$48,383	70.7%

Weighted average common shares outstanding	176,157	136,270	39,887	29.3%

Income from continuing operations per share	$0.65	$0.51	$0.14	27.5%

Income (loss) from discontinued operations per share	$0.01	$(0.01)	$0.02	200.0%

Net income available for common shareholders per share	$0.66	$0.50	$0.16	32.0%

Rental income. Rental income increased for the year ended December 31, 2004, compared to 2003, primarily due to our acquisition of 136 properties in 2004 and 27 properties in 2003, partially offset by a decline in rents at some of our properties. Occupancy, which includes space being prepared for occupancy pursuant to signed leases and space which is being offered for sublease by tenants, at properties we owned continuously since January 1, 2003, was 90.3% at December 31, 2004, compared to 90.7% at December 31, 2003. Rental income includes non cash straight line rent adjustments totaling $22.3 million in 2004 and $16.6 million in 2003 and amortization of acquired real estate leases and obligations totaling ($3.0) million in 2004 and $1.1 million in 2003. Rental income also includes lease termination fees totaling $3.7 million in 2004 and $3.3 million in 2003.

Total expenses. Total expenses for the year ended December 31, 2004, increased from the year ended December 31, 2003, due to increases in operating expenses, depreciation and amortization and general and administrative expenses related to the properties acquired in 2004 and 2003.

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

Income from continuing operations. The increase in income from continuing operations primarily represents the 2004 gain on sale of Senior Housing common shares and property acquisitions in 2004 and 2003.

Income (loss) from discontinued operations. The 2004 and 2003 income (loss) from discontinued operations represents income from three industrial properties we sold in May 2005.

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

As discussed above, we believe that present leasing market conditions in some areas where our properties are located may result in modest declines in effective rents at some of our properties. Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms. We expect Hospitality Properties and Senior Housing to continue to pay dividends at current rates or with modest increases for the foreseeable future. We generally do not engage in development activities (except on a build to suit basis for an existing tenant), and we generally do not purchase turn around properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend entirely upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $226.0 million, ($530.7) million and $302.3 million, respectively, for the year ended December 31, 2005, and $209.2 million, ($682.7) million and $483.9 million, respectively, for the year ended December 31, 2004. Changes in all three categories between 2005 and 2004 are primarily related to property acquisitions and sales in 2005 and 2004, our sale of some of our Senior Housing common shares in 2005 and 2004, our repayments and issuances of debt obligations and our issuance of common shares in 2005 and 2004.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of commercial banks. At December 31, 2005, there was $256 million outstanding and $494 million available on our revolving credit facility, and we had cash and cash equivalents of $19.4 million. We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

A summary of our outstanding debt as of December 31, 2005, is as follows (dollars in thousands):

	Coupon Rate	Interest Rate (1)	Principal Balance		Maturity Date	Due at Maturity	Years to Maturity
Secured fixed rate debt:

Six properties in Minneapolis, MN	7.020%	7.020%	$16,328		2/1/2008	$15,724	2.1
Two properties in Richland, WA	8.000%	8.000%	5,114		11/15/2008	1,004	2.9
One property in Buffalo, NY	5.170%	5.170%	4,603		1/1/2009	134	3.0
See note (2)	6.814%	7.842%	245,965		1/31/2011	225,547	5.1
One property in Bannockburn, IL	8.050%	5.240%	25,489		6/1/2012	22,719	6.4
Two properties in Rochester, NY	6.000%	6.000%	5,468		10/11/2012	4,507	6.8
23 properties in Atlanta, GA (3)	8.500%	5.070%	29,399		4/11/2028	4,937	22.3
One property in Philadelphia, PA (4)	6.794%	7.383%	42,713		1/1/2029	2,478	23.0
Total / weighted average secured fixed rate debt	7.021%	7.302%	$375,079			$277,050	8.4

Unsecured debt:

Unsecured floating rate debt:
Revolving credit facility (LIBOR +65 basis points)	3.960%	3.960%	$256,000		4/28/2009	$256,000	3.3
Term loan (LIBOR + 80 basis points) (5)	4.100%	4.100%	350,000		8/24/2009	350,000	3.6
Total / weighted average unsecured floating rate debt	4.041%	4.041%	$606,000			$606,000	3.5

Unsecured fixed rate debt:
Senior notes due 2010	8.875%	9.000%	$30,000		8/1/2010	$30,000	4.6
Senior notes due 2010	8.625%	8.770%	20,000		10/1/2010	20,000	4.8
Senior notes due 2012	6.950%	7.179%	200,000		4/1/2012	200,000	6.3
Senior notes due 2013	6.500%	6.693%	200,000		1/15/2013	200,000	7.0
Senior notes due 2014	5.750%	5.828%	250,000		2/15/2014	250,000	8.1
Senior notes due 2015	6.400%	6.601%	200,000		2/15/2015	200,000	9.1
Senior notes due 2015	5.750%	5.790%	250,000		11/1/2015	250,000	9.8
Senior notes due 2016	6.250%	6.470%	400,000		8/15/2016	400,000	10.6
Total / weighted average unsecured fixed rate debt	6.312%	6.473%	$1,550,000			$1,550,000	8.7

Total / weighted average unsecured debt	5.674%	5.789%	$2,156,000			$2,156,000	7.2

Total / weighted average secured fixed rate debt	7.021%	7.302%	$375,079			$277,050	8.4
Total / weighted average unsecured floating rate debt	4.041%	4.041%	606,000			606,000	3.5
Total / weighted average unsecured fixed rate debt	6.312%	6.473%	1,550,000			1,550,000	8.7
Total / weighted average debt	5.873%	6.013%	$2,531,079	(6)		$2,433,050	7.4

(1)   Includes the effect of interest rate protection, mark-to-market accounting for certain assumed mortgages, and discounts on certain mortgages and unsecured notes. Excludes effects of offering and transaction costs. Floating interest rates represent weighted averages based on amounts outstanding during 2005.

(2)   Eight properties in Austin, TX, one property in Philadelphia, PA, two properties in Los Angeles, CA and two properties in Washington, DC.

(3)   The loan becomes prepayable on January 11, 2008. On April 11, 2008, the interest rate increases to at least 13.5% and the loan becomes subject to accelerated amortization. We currently intend to prepay this loan in 2008.

(4)   The loan becomes prepayable on January 31, 2011. On January 31, 2011, the interest rate increases to 8.794% and the loan becomes subject to accelerated amortization. We currently intend to prepay this loan in 2011.

(5)   The term loan became prepayable on February 26, 2006.

(6)   Total debt as of December 31, 2005, net of unamortized premiums and discounts, equals $2,520,156.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2005, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2006	$8,298	$—	$—	$8,298	6.9%
2007	8,919	—	—	8,919	6.9%
2008	24,980	—	—	24,980	7.0%
2009	6,411	606,000	—	612,411	4.1%
2010	6,736	—	50,000	56,736	8.6%
2011	228,232	—	—	228,232	6.8%
2012	29,329	—	200,000	229,329	7.0%
2013	1,898	—	200,000	201,898	6.5%
2014	2,046	—	250,000	252,046	5.8%
2015	2,205	—	450,000	452,205	6.0%
2016 and thereafter	56,025	—	400,000	456,025	6.4%
	$375,079	$606,000	$1,550,000	$2,531,079	5.9%

(1)  Total debt as of December 31, 2005, net of unamortized premiums and discounts, equals $2,520,156.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  On June 28, 2004, our shelf registration statement to increase securities available for issuance to $2.7 billion became effective, and as of December 31, 2005, $1.6 billion was available.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

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

During 2005 we purchased 70 properties for $476.1 million, plus closing costs, and funded improvements to our owned properties totaling $121.1 million.  Included in these acquisitions is the purchase of 8.2 million square feet of leased industrial lands in Oahu, HI on June 15, 2005, for an aggregate net purchase price of $115.5 million, plus closing costs.  We funded all our 2005 acquisitions with cash on hand, by borrowing under our revolving credit facility and assuming $25.5 million of mortgage debt.  During 2005 we sold three industrial properties for net proceeds of $20.1 million and recognized gains of $7.6 million.  Net proceeds from these sales were used to reduce amounts outstanding on our revolving credit facility.  As of December 31, 2005, we had an outstanding agreement to purchase 12 office properties containing 459,000 square feet of space for $51.6 million, plus closing costs.  These properties were acquired in January 2006 with cash on hand and borrowings under our revolving credit facility.  In January and February 2006 we entered agreements to acquire 25 properties for $174.9 million plus closing costs.  The acquisitions of these properties are subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these properties will be acquired.

During the year ended December 31, 2005 and 2004, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2005	2004
Tenant improvements	$84,237	$31,380
Leasing costs	22,419	24,947
Building improvements	22,835	21,294
Development and redevelopment activities	14,064	7,647

Commitments made for expenditures in connection with leasing space during the year ended December 31, 2005, are as follows (amounts in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the year	5,033	2,733	2,300
Total commitments for tenant improvements and leasing costs	$69,128	$21,538	$47,590
Leasing costs per square foot (whole dollars)	$13.73	$7.88	$20.69
Average lease term (years)	6.5	6.5	6.6
Leasing costs per square foot per year (whole dollars)	$2.11	$1.21	$3.14

At December 31, 2005, we owned 7.7 million, or 10.7%, of the common shares of beneficial interest of Senior Housing with a carrying value of $95.0 million and a market value, based on quoted market prices, of $130.4 million, and 4.0 million, or 5.6%, of the common shares of beneficial interest of Hospitality Properties with a carrying value of $99.3 million and a market value, based on quoted market prices, of $160.4 million.  During the year ended December 31, 2005, we received cash distributions totaling $11.1 million from Senior Housing and $11.6 million from Hospitality Properties.  We use the income statement method to account for the issuance of common shares by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing and Hospitality Properties are recognized in our income statement.  In 2005 Senior Housing completed a public offering of 3,250,000 common shares and in connection with this public offering we sold 950,000 Senior Housing common shares we owned.  As a result of these transactions, our ownership percentage in Senior Housing was reduced from 12.6% to 10.7%, and we recognized gains aggregating $7.1 million.  We expect cash distributions received by us from Senior Housing calculated at their current rate to decrease from $11.1 million to approximately $10.0 million per year.  In 2005 Hospitality Properties completed a public offering of common shares that reduced our ownership percentage from 6.0% to 5.6%.  As a result of this transaction, we recognized a gain of $4.7 million.  On March 6, 2006, the market values of our Senior Housing and Hospitality Properties shares were $141.3 million and $180.4 million, respectively.  In the future we may decide to sell some or all of our remaining Hospitality Properties or Senior Housing shares; our decision to sell will be based upon several factors including available alternative uses for the sale proceeds and the prices at which sales may be accomplished.

In March and September 2005 we issued 22.5 million and 10.0 million common shares, in separate public offerings at $12.10 and $13.12 per share, respectively, raising aggregate gross proceeds of $403.5 million.  Net proceeds of these offerings totaling $384.0 million, were used to reduce amounts outstanding under our revolving credit facility.

In February 2006 we issued 6,000,000 series C cumulative redeemable preferred shares in a public offering for net proceeds of approximately $145 million.  Each series C preferred share requires dividends of $1.78125, 7 1/8%, per annum, payable in equal quarterly payments and has a liquidation preference of $25.00.  Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.  We applied the net proceeds from this offering to reduce amounts outstanding on our revolving credit facility.  Thereafter, we funded the redemption of all $200 million of our 9.875% series A preferred shares on March 2, 2006, by borrowing under our revolving credit facility.

In January 2005 we amended our unsecured revolving credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate averaged 4.0% per annum for the year ended December 31, 2005.  As of December 31, 2005, we had $256 million outstanding and $494 million available under our revolving credit facility.

In 2005 we repaid our $100 million 6.7% senior notes when they became due in February.  In July, we repaid, at par, $75.0 million of 8.7% mortgage debt due in 2020.  In August 2005, we repaid at par plus a premium of $168,000, $9.9 million of 8.4% mortgage debt due in 2007.  We funded these payments with cash on hand and by drawing on our revolving credit facility.

In October 2005 we issued $250 million unsecured senior notes in a public offering raising net proceeds of $247.2 million.  The notes bear interest at 5.75%, require semi-annual interest payments and mature in November 2015.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

As of December 31, 2005 (except as noted below), our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$2,531,079	$8,298	$33,899	$669,147	$1,819,735
Tenant related obligations (1)	51,018	50,418	600	—	—
Purchase obligations (2)	226,490	226,490	—	—	—
Projected interest expense (3)	1,110,449	148,706	294,624	253,089	414,030
Total	$3,919,036	$433,912	$329,123	$922,236	$2,233,765

(1)   Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2005.

(2)   Represents the purchase price to acquire 12 office properties for $51.6 million, which was the subject of an executed purchase agreement on December 31, 2005, plus the purchase price to acquire 25 properties for $174.9 million pursuant to agreements we entered in January and February 2006.

(3)   Projected interest expense is attributable to only the long-term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

As of December 31, 2005, we have no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at December 31, 2005, were our unsecured revolving credit facility, our unsecured $350 million term loan and our $1.6 billion of publicly issued term debt.  Our publicly issued debt is governed by an indenture.  This indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At December 31, 2005, we were in compliance with all of our covenants under our indenture and related supplements, our revolving credit facility agreement and our term loan agreement.

In addition to our unsecured debt obligations, we have $375.1 million of mortgage notes outstanding at December 31, 2005.

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

Related Party Transactions

We have agreements with RMR to originate and present investment opportunities to our board of trustees, and provide property management and administrative services to us.  Prior to October 1, 2005, RMR was beneficially owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees.  Effective October 1, 2005, Mr. Portnoy and his son, Adam D. Portnoy, who is our executive vice president, acquired Mr. Martin’s ownership in RMR.  Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues to serve as one of our managing trustees.  Each of our executive officers are also officers of RMR.  Our independent trustees, including all of our trustees other than Messrs. Barry Portnoy and Martin, review our contracts with RMR at least annually and make determinations regarding renewals.  Any termination of our contract with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of construction costs.  The incentive fee to RMR is paid in our common shares.  RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services.  We pay a pro rata share of RMR’s costs in providing that function.  Our audit committee composed only of independent trustees approves the identity and salary of the individual serving as our director of internal audit, as well as the pro rata share of the costs which we pay.

In 2005 Senior Housing completed a public offering of 3,250,000 of its common shares.  Simultaneously with this offering, we sold 950,000 of the Senior Housing shares we owned.  We and Senior Housing were parties to an underwriting agreement in connection with this offering.  Senior Housing did not receive any proceeds from our sale of its shares and we paid our pro rata share of the expenses of this offering.

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

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.  The allocated cost of land is not depreciated.  Capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the remaining initial terms of the respective leases. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Our purchase price allocations require us to make certain assumptions and estimates.  Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

We periodically evaluate our real estate properties for impairment.  Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that could permanently reduce the value of our investments.  If indicators of impairment are present, we evaluate the carrying value of the related real estate property by comparing it to the expected future undiscounted cash flows to be generated from that property.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located.  Competition, economic conditions and other factors may cause occupancy declines in the future.  In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2004.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.  At December 31, 2005, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$200.0 million	6.950%	2012
$200.0 million	6.500%	2013
$250.0 million	5.750%	2014
$200.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$16.3 million	7.020%	2008
$5.1 million	8.000%	2008
$4.6 million	5.170%	2009
$246.0 million	6.814%	2011
$25.5 million	8.050%	2012
$5.5 million	6.000%	2012
$29.4 million	8.500%	2028
$42.7 million	6.794%	2029

The secured notes are secured by 49 of our office properties located in 13 office complexes and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at December 31, 2005, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $12.4 million.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at December 31, 2005, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $70 million.

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

At December 31, 2005, we had $256 million outstanding and $494 million available for drawing under our unsecured revolving credit facility and $350 million outstanding on our unsecured term loan.  Our revolving credit facility and term loan mature in April and August 2009, respectively.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our term loan may be made without penalty beginning in February 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the average interest rate payable on our revolver and term loan was 4.0% during 2005.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At December 31, 2005	4.0%	$606,000	$24,240
10% reduction	3.6%	$606,000	$21,816
10% increase	4.4%	$606,000	$26,664

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2005 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements under our 2003 Incentive Share Award Plan, or the Award Plan.  In addition, each of our independent trustees receives 1,500 shares per year as part of their annual compensation for serving as our trustees.  The terms of grants made under the Award Plan are determined by our trustees at the time of the grant.    The following table is as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	None.

Equity compensation plans not approved by security holders	None.	None.	6,339,278

Total	None.	None.	6,339,278

Payments by us to RMR are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of HRPT Properties Trust are included on the pages indicated:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and 2004
Consolidated Statement of Income for each of the three years in the period ended December 31, 2005
Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2005
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2005
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(c)           Exhibits

3.1           Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 12, 2005)

3.2           Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

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

3.5           Articles Supplementary, dated May 10, 2000, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, electing for the Trust to be subject to certain sections of the Maryland General Corporation Law.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

3.6           Articles Supplementary, dated September 6, 2002, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series B Cumulative Redeemable Preferred Shares.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.7           Articles Supplementary, dated June 16, 2003, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.8           Articles Supplementary, dated January 7, 2004, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

3.9           Articles Supplementary, dated March 16, 2005, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 16, 2005)

3.10         Articles Supplementary, dated September 12, 2005, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 12, 2005)

3.11         Articles Supplementary, dated February 3, 2006, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series C Cumulative Redeemable Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 2, 2006)

3.12         Composite copy of Amended and Restated By-laws of the Company dated March 20, 2003, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.1           Form of Common Share Certificate.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

4.2           Form of Temporary 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2002)

4.3           Form of Temporary 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 2, 2006)

4.4           Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.5           Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 13, 2004)

4.6           Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company, or State Street, as Trustee.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.7           Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.8           Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2000)

4.9           Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.10         Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.11         Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank National Association, or U.S. Bank, relating to 6.40% Senior Notes due 2015, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.12         Supplemental Indenture No. 13, dated as of October 30, 2003, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2014, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

4.13         Supplemental Indenture No. 14, dated as of August 5, 2004, by and between the Company and U.S. Bank, relating to 6.25% Senior Notes due 2016, including form thereof. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 27, 2004)

4.14         Supplemental Indenture No. 15, dated as of October 31, 2005, by and between the Company and U.S. Bank, relating to 5.75 % Senior Notes due 2015, including form thereof. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

8.1           Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1         Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc., or RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 11, 1998)

10.2         Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 16, 1999)

10.3         Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and RMR LLC. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.4         Master Management Agreement, dated as of January 1, 1998, by and between the Company and RMR, Inc.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.5         2003 Incentive Share Award Plan. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

10.6         Form of Restricted Share Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.7         Representative Indemnification Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.8         Summary of Trustee Compensation. (+) (incorporated by reference to the Company’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2005)

10.9         Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 12, 1999)

10.10       Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC, or Cedars, Herald Square LLC, or Herald Square, Indiana Avenue LLC, or Indiana Avenue, Bridgepoint Property Trust, or Bridgepoint, Lakewood Property Trust, or Lakewood, and 1600 Market Street Property Trust, or 1600 Market Street, collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc., or Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.11       Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars, Herald Square, Indiana Avenue, Bridgepoint, Lakewood and 1600 Market Street, collectively as Borrowers, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.12       Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Bridgepoint in favor of William Z. Fairbanks, Jr., or Fairbanks, and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.13       Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Lakewood in favor of Fairbanks and for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.14       Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Herald Square to Lawyers Title Realty Services, Inc., or Lawyers Title, for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

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

10.17       Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.18       Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, or College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.19       Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, or Franklin Plaza, as Borrower, and Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.20       Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza, as Borrower, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.21       Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.22       Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.23       Term Loan Agreement, dated as of February 25, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.24       First Amendment to Term Loan Agreement, dated as of August 20, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.25       Amended and Restated Credit Agreement, dated as of January 25, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 25, 2005)

12.1         Computation of ratio of earnings to fixed charges.  (filed herewith)

12.2         Computation of ratio of earnings to combined fixed charges and preferred distributions.  (filed herewith)

21.1         Subsidiaries of the Registrant.  (filed herewith)

23.1         Consent of Ernst & Young LLP.  (filed herewith)

23.2         Consent of Sullivan & Worcester LLP.  (included as part of Exhibit 8.1 hereto)

31.1         Rule 13a-14(a) Certification.  (filed herewith)

31.2         Rule 13a-14(a) Certification.  (filed herewith)

31.3         Rule 13a-14(a) Certification.  (filed herewith)

31.4         Rule 13a-14(a) Certification.  (filed herewith)

32.1         Section 1350 Certification. (furnished herewith)

(+)           Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HRPT Properties Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 8, 2006

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited management’s assessment, included in Item 9A of HRPT Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that HRPT Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  HRPT Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that HRPT Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, HRPT Properties Trust maintained, in material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of HRPT Properties Trust and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 8, 2006

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Real estate properties:
Land	$1,081,635	$928,106
Buildings and improvements	4,154,466	3,756,963
	5,236,101	4,685,069
Accumulated depreciation	(549,208)	(454,411)
	4,686,893	4,230,658
Acquired real estate leases	161,787	149,063
Equity investments in former subsidiaries	194,297	207,804
Cash and cash equivalents	19,445	21,961
Restricted cash	18,348	22,257
Rents receivable, net of allowance for doubtful accounts of $3,767 and $4,594, respectively	145,385	113,504
Other assets, net	101,012	68,083
Total assets	$5,327,167	$4,813,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$256,000	$175,000
Senior unsecured debt, net	1,889,991	1,739,624
Mortgage notes payable, net	374,165	440,407
Accounts payable and accrued expenses	80,125	67,716
Acquired real estate lease obligations	38,987	39,843
Rent collected in advance	17,858	15,208
Security deposits	13,679	11,920
Due to affiliates	10,876	16,418
Total liabilities	2,681,681	2,506,136

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; 8,000,000 shares issued and outstanding, aggregate liquidation preference $200,000	193,086	193,086
Series B preferred shares; 8 3/4% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Common shares of beneficial interest, $0.01 par value:
250,000,000 shares authorized; 209,860,625 and 177,316,525 shares issued and outstanding, respectively	2,099	1,773
Additional paid in capital	2,779,159	2,394,946
Cumulative net income	1,452,774	1,287,790
Cumulative common distributions	(1,894,818)	(1,729,587)
Cumulative preferred distributions	(176,663)	(130,663)
Total shareholders’ equity	2,645,486	2,307,194
Total liabilities and shareholders’ equity	$5,327,167	$4,813,330

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Rental income	$710,758	$600,756	$498,795

Expenses:
Operating expenses	270,308	227,291	190,429
Depreciation and amortization	136,307	111,986	92,851
General and administrative	30,446	25,170	19,338
Total expenses	437,061	364,447	302,618

Operating income	273,697	236,309	196,177

Interest income	1,490	638	411
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $2,488, $4,341 and $5,975, respectively)	(143,663)	(118,212)	(101,144)
Loss on early extinguishment of debt	(168)	(2,866)	(3,238)
Equity in earnings of equity investments	14,352	15,457	23,525
Gain on sale of shares of equity investments	5,522	21,550	—
Gain on issuance of shares by equity investees	6,241	8,436	—
Income from continuing operations	157,471	161,312	115,731
(Loss) income from discontinued operations	(79)	1,517	(1,285)
Gain on sale of properties	7,592	—	—
Net income	164,984	162,829	114,446
Preferred distributions	(46,000)	(46,000)	(46,000)
Net income available for common shareholders	$118,984	$116,829	$68,446

Weighted average common shares outstanding	197,831	176,157	136,270

Basic and diluted earnings per common share:
Income from continuing operations	$0.56	$0.65	$0.51
(Loss) income from discontinued operations	$—	$0.01	$(0.01)
Net income available for common shareholders	$0.60	$0.66	$0.50

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Preferred Shares					Common Shares
	Series A		Series B		Cumulative			Cumulative	Additional
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid in Capital	Cumulative Net Income	Total
Balance at December 31, 2002	8,000,000	$193,086	12,000,000	$289,849	$(38,663)	128,825,247	$1,288	$(1,475,555)	$1,945,753	$1,010,515	$1,926,273
Issuance of shares, net	—	—	—	—	—	13,835,100	139	—	124,479	—	124,618
Stock grants	—	—	—	—	—	114,330	1	—	971	—	972
Cancellation of shares	—	—	—	—	—	(752)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	114,446	114,446
Distributions	—	—	—	—	(46,000)	—	—	(108,658)	—	—	(154,658)
Balance at December 31, 2003	8,000,000	193,086	12,000,000	289,849	(84,663)	142,773,925	1,428	(1,584,213)	2,071,203	1,124,961	2,011,651
Issuance of shares, net	—	—	—	—	—	34,500,000	345	—	323,294	—	323,639
Stock grants	—	—	—	—	—	42,600	—	—	449	—	449
Net income	—	—	—	—	—	—	—	—	—	162,829	162,829
Distributions	—	—	—	—	(46,000)	—	—	(145,374)	—	—	(191,374)
Balance at December 31, 2004	8,000,000	193,086	12,000,000	289,849	(130,663)	177,316,525	1,773	(1,729,587)	2,394,946	1,287,790	2,307,194
Issuance of shares, net	—	—	—	—	—	32,500,000	325	—	383,649	—	383,974
Stock grants	—	—	—	—	—	44,100	1	—	564	—	565
Net income	—	—	—	—	—	—	—	—	—	164,984	164,984
Distributions	—	—	—	—	(46,000)	—	—	(165,231)	—	—	(211,231)
Balance at December 31, 2005	8,000,000	$193,086	12,000,000	$289,849	$(176,663)	209,860,625	$2,099	$(1,894,818)	$2,779,159	$1,452,774	$2,645,486

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,984	$162,829	$114,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	111,951	95,977	79,661
Amortization of note discounts and premiums and deferred financing fees	2,488	4,341	5,975
Amortization of acquired real estate leases	23,025	13,271	6,954
Other amortization	8,871	6,139	5,563
Loss on early extinguishment of debt	—	2,866	3,238
Equity in earnings of equity investments	(14,352)	(15,457)	(23,525)
Gain on sale of shares of equity investments	(5,522)	(21,550)	—
Gain on issuance of shares by equity investees	(6,241)	(8,436)	—
Distributions of earnings from equity investments	14,352	15,457	21,383
Gain on sale of properties	(7,592)	—	—
Change in assets and liabilities:
Decrease (increase) in restricted cash	3,909	(11,583)	1,858
Increase in rents receivable and other assets	(69,972)	(54,346)	(32,346)
Increase in accounts payable and accrued expenses	1,043	7,175	11,139
Increase in rent collected in advance	2,650	2,073	2,200
Increase in security deposits	1,902	2,400	1,076
(Decrease) increase in due to affiliates	(5,542)	8,048	2,834
Cash provided by operating activities	225,954	209,204	200,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(576,082)	(765,091)	(832,826)
Distributions in excess of earnings from equity investments	8,294	9,115	6,021
Proceeds from sale of common shares of equity investment	16,976	73,275	—
Proceeds from sale of real estate	20,078	—	385
Cash used for investing activities	(530,734)	(682,701)	(826,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	383,974	323,639	124,618
Proceeds from borrowings	1,058,247	1,660,436	1,223,454
Payments on borrowings	(921,555)	(1,302,580)	(564,989)
Deferred financing fees	(7,171)	(6,189)	(3,319)
Distributions to common shareholders	(165,231)	(145,374)	(108,658)
Distributions to preferred shareholders	(46,000)	(46,000)	(46,000)
Cash provided by financing activities	302,264	483,932	625,106

(Decrease) increase in cash and cash equivalents	(2,516)	10,435	(858)
Cash and cash equivalents at beginning of period	21,961	11,526	12,384
Cash and cash equivalents at end of period	$19,445	$21,961	$11,526

See accompanying notes

	Year Ended December 31,
	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$141,890	$101,255	$82,771

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(29,274)	$(119,958)	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$565	$449	$972
Assumption of mortgage notes payable	29,274	119,958	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986.  At December 31, 2005, we had investments in 442 properties and owned 10.7% and 5.6% of the common shares of Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties, respectively.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our investments in 100% owned subsidiaries.  Our investments in 50% or less owned companies over which we can exercise influence, but do not control, are accounted for using the equity method of accounting.  All intercompany transactions have been eliminated.  Significant influence is present through common representation on the board of trustees.  Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties, and directors of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  As of December 31, 2005, RMR was owned by one of our managing trustees and our executive vice president.  We use the income statement method to account for issuance of common shares of beneficial interest by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing or Hospitality Properties are recognized in our income statement.

Real Estate Properties.  Real estate properties are recorded at cost.  Depreciation on real estate investments is provided for on a straight line basis over estimated useful lives ranging up to 40 years.

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

Purchase price allocations to land, building and improvements are based on management’s determination of the relative fair values of these assets assuming the property is vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors we consider in performing these analyses include estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

Capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) are amortized as an increase to rental income over the non-cancelable periods of the respective leases.  Such amortization resulted in changes to rental income of ($7.4) million, ($3.0) million and $1.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  Such amortization amounted to $15.7 million, $10.3 million and $8.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.  If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

Intangible lease assets and liabilities recorded by us for properties acquired in 2005 totaled $42.0 million and $5.4 million, respectively.  Intangible lease assets and liabilities recorded by us for properties acquired in 2004 totaled $99.1 million and $12.4 million, respectively.  Accumulated amortization of capitalized above and below market lease values was $10.1 million and $2.7 million at December 31, 2005 and 2004, respectively.  Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $33.0 million and $17.4 million at December 31, 2005 and 2004, respectively.  Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2005, are approximately $26.9 million in 2006, $23.5 million in 2007, $21.2 million in 2008, $17.9 million in 2009, $14.8 million in 2010 and $18.5 million thereafter.

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

Other Assets, Net.  Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses.  Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans.  At December 31, 2005 and 2004, deferred financing fees totaled $34.3 million and $27.2 million, respectively, and accumulated amortization for deferred financing fees totaled $15.5 million and $12.2 million, respectively.  Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases.  Deferred leasing costs totaled $74.8 million and $56.4 million at December 31, 2005 and 2004, respectively, and accumulated amortization for deferred leasing costs totaled $18.9 million and $14.1 million, respectively.  Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2005, are approximately $13.2 million in 2006, $12.1 million in 2007, $11.1 million in 2008, $8.7 million in 2009, $7.0 million in 2010 and $22.6 million thereafter.

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

Reclassifications.  Reclassifications have been made to the prior years’ financial statements and footnotes, including our selected quarterly financial data, to conform to the current year’s presentation.

Income Taxes.  We are a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, we expect not to be subject to federal income taxes if we continue to distribute our taxable income and meet other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes on our income and property.

Use of Estimates.  Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

Note 3.  Real Estate Properties

During 2005 we purchased 29 office properties for $360.6 million, plus closing costs, and 8.2 million square feet of industrial lands for $115.5 million, plus closing costs.  We also funded $121.1 million of improvements to our owned properties.  We funded all of these transactions with cash on hand, by borrowing under our revolving credit facility and the assumption of $25.5 million of secured mortgage debt.  We allocated $42.0 million of our total 2005 acquisition costs to acquired real estate leases and $5.4 million to acquired real estate lease obligations.  During 2005 we sold three industrial properties for net proceeds of $20.1 million and recognized gains of $7.6 million.  Net proceeds from these sales were used to reduce amounts outstanding on our revolving credit facility.

As of December 31, 2005, we had an outstanding agreement to purchase 12 office properties containing 459,000 square feet of space for $51.6 million, plus closing costs.  These properties were acquired in January 2006.

Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring from 2006 to 2051.  The triple net leases generally require the lessee to pay all property operating costs.  Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services.  We committed $69.1 million for expenditures related to 5.0 million square feet of leases executed during 2005.  Committed but unspent tenant related obligations based on executed leases as of December 31, 2005, were $51.0 million.

The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2005, are approximately $592.9 million in 2006, $544.5 million in 2007, $487.0 million in 2008, $439.4 million in 2009, $397.9 million in 2010 and $1.8 billion thereafter.

Note 4.  Equity Investments

At December 31, 2005 and 2004, we had the following equity investments (dollars in thousands):

	Ownership Percentage		Equity in Earnings		Equity Investments
	December 31,		Year Ended December 31,		December 31,
	2005	2004	2005	2004	2005	2004
Senior Housing	10.7%	12.6%	$7,291	$8,583	$94,952	$108,668
Hospitality Properties	5.6	6.0	7,061	6,874	99,345	99,136
			$14,352	$15,457	$194,297	$207,804

At December 31, 2005, we owned 7,710,738 common shares of beneficial interest of Senior Housing with a carrying value of $95.0 million and a market value, based on quoted market prices, of $130.4 million.  Senior Housing is a real estate investment trust that invests principally in senior housing real estate.  At December 31, 2005, Senior Housing owned 188 senior housing properties.

In December 2005 Senior Housing issued 3,250,000 common shares in a public offering for $18.90 per common share, raising net proceeds of $58.2 million, and we recognized a gain of $1.5 million pursuant to the income statement method of accounting.  Simultaneously with this offering, we sold 950,000 common shares we owned of Senior Housing for $18.90 per common share, for gross proceeds of $18.0 million (net $17.0 million) and we recognized a gain of $5.5 million.  Our ownership percentage in Senior Housing was reduced from 12.6% prior to these transactions to 10.7% after these transactions.

In January 2004 Senior Housing issued 5,000,000 common shares in a public offering for $18.20 per common share, raising net proceeds of $86.1 million, and we recognized a gain of $966,000 pursuant to the income statement method of accounting.  Simultaneously with this offering, we sold 3,148,500 common shares we owned of Senior Housing for $18.20 per common share, for gross proceeds of $57.3 million (net $54.4 million) and we recognized a gain of $14.8 million.  In December 2004 Senior Housing issued another 5,000,000 common shares in a public offering for $19.86 per common share, raising net proceeds of $94.1 million, and we recognized a gain of $3.4 million pursuant to the income statement method of accounting.  Simultaneously with this offering, we sold 1,000,000 common shares we owned of Senior Housing for $19.86 per common share, for gross proceeds of $19.9 million (net $18.9 million) and we recognized a gain of $6.7 million.  Our ownership percentage in Senior Housing was reduced from 21.9% prior to these transactions to 12.6% after these transactions.

Summarized financial data of Senior Housing is as follows (amounts in thousands, except per share data):

	December 31,
	2005	2004
Real estate properties, net	$1,447,138	$1,401,720
Cash and cash equivalents	14,642	3,409
Other assets	37,868	42,601
Total assets	$1,499,648	$1,447,730

Unsecured revolving bank credit facility	$64,000	$37,000
Senior unsecured notes due 2012 and 2015, net of discount	394,018	393,775
Other liabilities	123,653	126,288
Shareholders’ equity	917,977	890,667
Total liabilities and shareholders’ equity	$1,499,648	$1,447,730

	Year Ended December 31,
	2005	2004	2003
Revenues	$163,187	$148,523	$131,148
Expenses	110,413	93,000	84,114
Income from continuing operations	52,774	55,523	47,034
Gain (loss) on sale of properties	5,931	1,219	(1,160)
Net income	$58,705	$56,742	$45,874

Weighted average shares outstanding	68,757	63,406	58,445

Basic and diluted earnings per share:
Income from continuing operations	$0.77	$0.88	$0.80
Gain (loss) on sale of properties	$0.08	$0.01	$(0.02)
Net income	$0.85	$0.89	$0.78

At December 31, 2005, we owned 4,000,000 common shares of beneficial interest of Hospitality Properties with a carrying value of $99.3 million and a market value, based on quoted market prices, of $160.4 million.  Hospitality Properties is a real estate investment trust that owns hotels.  At December 31, 2005, Hospitality Properties owned 298 hotels.

In 2005 Hospitality Properties issued 4,700,000 common shares in a public offering for $44.39 per common share, raising net proceeds of $199.2 million.  Our ownership percentage in Hospitality Properties was reduced from 6.0% prior to this transaction to 5.6% after this transaction, and we recognized a gain of $4.7 million pursuant to the income statement method of accounting.

In 2004 Hospitality Properties issued 4,600,000 common shares in a public offering for $43.93 per common share, raising net proceeds of $192.7 million.  Our ownership percentage in Hospitality Properties was reduced from 6.4% prior to this transaction to 6.0% after this transaction, and we recognized a gain of $4.1 million pursuant to the income statement method of accounting.

Summarized financial data of Hospitality Properties is as follows (amounts in thousands, except per share data):

	December 31,
	2005	2004
Real estate properties, net	$3,013,686	$2,624,473
Other assets	100,921	64,952
	$3,114,607	$2,689,425

Revolving credit facility	$35,000	$72,000
Senior notes, net of discounts	921,606	621,679
Security deposits	185,304	175,304
Other liabilities	117,242	134,569
Shareholders’ equity	1,855,455	1,685,873
	$3,114,607	$2,689,425

	Year Ended December 31,
	2005	2004	2003
Revenues	$834,412	$645,368	$552,801
Expenses	704,509	518,480	314,588
Income before gain on sale of real estate	129,903	126,888	238,213
Gain on sale of real estate	—	203	—
Net income	129,903	127,091	238,213
Preferred distributions	(7,656)	(9,674)	(14,780)
Excess of liquidation preference over carrying value of preferred shares	—	(2,793)	—
Net income available for common shareholders	$122,247	$114,624	$223,433

Weighted average common shares outstanding	69,866	66,503	62,576

Basic and diluted earnings per common share:
Net income available for common shareholders	$1.75	$1.72	$3.57

Note 5.  Shareholders’ Equity

We have reserved 6,445,978 of our common shares under the terms of our 2003 Incentive Share Award Plan, or the Award Plan.  Shares were awarded prior to July 2003 pursuant to our 1992 Incentive Share Award Plan.  During the years ended December 31, 2005, 2004 and 2003, 39,600 common shares with an aggregate market value of $512,000, 38,100 common shares with an aggregate market value of $409,000 and 19,500 common shares with an aggregate market value of $181,000, respectively, were awarded to our officers and employees of RMR pursuant to these plans.  In addition, our independent trustees were each awarded 1,500 common shares in 2005 and 2004 and 500 common shares in 2003 as part of their annual fees.  The total market values of the common shares awarded to our independent trustees were $53,000, $40,000 and $18,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  A portion of the shares awarded to our officers and employees of RMR vested immediately and the balance will vest over a two year period.  The shares awarded to our independent trustees vested immediately.  We include the value of awarded common shares in general and administrative expenses.  At December 31, 2005, 6,339,278 of our common shares remain available for issuance under the Award Plan.

Cash distributions per common share paid by us in 2005, 2004 and 2003, were $0.84, $0.82 and $0.80 per year, respectively.  The characterization of our distributions paid in 2005, 2004 and 2003 was 63.2%, 66.5% and 69.1% ordinary income, respectively, 32.7%, 32.9% and 30.9% return of capital, respectively, and 4.1% and 0.6% capital gain for 2005 and 2004, respectively.  We declared a distribution of $0.21 per common share which was paid on February 23, 2006, to shareholders of record on January 20, 2006.  Our credit facility and term loan agreements contain a number of financial and other covenants, including a covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreements.

Our 8,000,000 series A cumulative redeemable preferred shares required dividends of $2.46875, 9 7/8%, per annum per share, payable in equal quarterly payments and had a liquidation preference of $25.00 per share.  Our series A preferred shares were redeemed for $25.00 each plus accrued and unpaid dividends in March 2006.  Our 12,000,000 series B cumulative redeemable preferred shares carry dividends of $2.1875, 8 ¾%, per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007.

We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances.  Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events.  The rights expire on October 17, 2014, and are redeemable at our option.

Note 6.  Transactions with Affiliates

We have agreements with RMR to originate and present investment opportunities to our board of trustees, and to provide property management and administrative services to us.  These agreements are subject to the annual review and approval of our independent trustees.  Prior to October 1, 2005, RMR was beneficially owned by Gerard M. Martin and Barry M. Portnoy, who also serve as our managing trustees.  Effective October 1, 2005, Mr. Portnoy and his son, Adam D. Portnoy, who is our executive vice president, acquired Mr. Martin’s ownership in RMR.  Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues to serve as one of our managing trustees.  RMR is compensated at an annual rate equal to 0.7% of our real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs.  RMR is also entitled to an incentive fee which is paid in restricted shares of our common stock based on a formula.  Incentive fees earned for the year ended December 31, 2005, were approximately $1.2 million.  No incentive fees were earned for the years ended December 31, 2004 and 2003.  At December 31, 2005, affiliates of RMR owned 1,351,126 of our common shares.  RMR also leases approximately 23,000 square feet of office space from us at rental rates which we believe to be commercially reasonable.

Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Investment and administration related fees, incentive fees and internal audit costs paid to RMR	$26,973	$22,534	$16,904
Distributions paid to beneficial owners of RMR and their affiliates	1,132	1,102	1,056
Rental income received from RMR	495	401	362
Management fees paid to RMR	22,481	19,337	15,663
Dividends received from Hospitality Properties	11,560	11,520	11,520
Dividends received from Senior Housing	11,086	13,052	15,884

Note 7.  Indebtedness

At December 31, 2005 and 2004, our outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2005	2004
Unsecured revolving credit facility, due April 2009, at LIBOR plus a premium	$256,000	$175,000
Term Loan, due August 2009, at LIBOR plus a premium	350,000	350,000
Senior Notes, due 2005 at 6.70%	—	100,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	200,000
Senior Notes, due 2013 at 6.50%	200,000	200,000
Senior Notes, due 2014 at 5.75%	250,000	250,000
Senior Notes, due 2015 at 6.40%	200,000	200,000
Senior Notes, due 2015 at 5.75%	250,000	—
Senior Notes, due 2016 at 6.25%	400,000	400,000
Mortgage Notes Payable, due 2007 at 8.40%	—	10,044
Mortgage Notes Payable, due 2008 at 7.02%	16,328	16,589
Mortgage Notes Payable, due 2008 at 8.00%	5,114	6,546
Mortgage Notes Payable, due 2009 at 5.17%	4,603	5,944
Mortgage Notes Payable, due 2011 at 6.814%	245,965	249,219
Mortgage Notes Payable, due 2012 at 8.05%	25,489	—
Mortgage Notes Payable, due 2012 at 6.0%	5,468	5,580
Mortgage Notes Payable, due 2020 at 8.70%	—	76,039
Mortgage Notes Payable, due 2028 at 8.50%	29,399	29,750
Mortgage Notes Payable, due 2029 at 6.794%	42,713	43,407
	2,531,079	2,368,118
Less unamortized net premiums and discounts	10,923	13,087
	$2,520,156	$2,355,031

In 2005 we issued $250 million of unsecured senior notes in a public offering, raising net proceeds of $247.2 million.  The notes bear interest at 5.75%, require semiannual interest payments and mature in November 2015.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  We also repaid our $100 million 6.7% senior notes when they became due in February 2005, and prepaid $84.9 million of 8.4% and 8.7% secured mortgage debt in July and August 2005.

We have an unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  In January 2005, we amended this credit facility to increase the available borrowing amount from $560 million to $750 million and to extend the maturity date from April 2006 to April 2009, with an option to extend the maturity by one additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.80% to LIBOR plus 0.65%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.5 billion.  Certain financial and other covenants in this facility were also amended to reflect current market conditions.  The average interest rate on amounts outstanding under our credit facility during 2005 was 4.0%.

Our public debt indentures and credit facility and term loan agreements contain a number of financial and other covenants, including a credit facility and term loan covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreements.

As part of our 2005 acquisitions, we assumed $25.5 million of secured debt which was recorded at its fair value of $29.3 million.  The related premium on this debt is being amortized to interest expense through its maturity date.

At December 31, 2005, 13 office complexes comprised of 49 properties costing $791.6 million with an aggregate net book value of $671.9 million were secured by mortgage notes totaling $375.1 million maturing from 2008 through 2029 which, net of unamortized premiums and discounts, amounted to $374.2 million.

The required principal payments due during the next five years under all our outstanding debt at December 31, 2005, are $8.3 million in 2006, $8.9 million in 2007, $25.0 million in 2008, $612.4 million in 2009, $56.7 million in 2010 and $1.8 billion thereafter.

Note 8.  Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, equity investments, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At December 31, 2005 and 2004, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investments	$194,297	$290,789	$207,804	$348,034
Senior notes and mortgage notes payable	1,914,156	1,997,924	1,830,031	1,986,637

The fair value of our equity investments are based on quoted per share prices for Hospitality Properties of $40.10 and $46.00 at December 31, 2005 and 2004, respectively, and quoted per share prices for Senior Housing of $16.91 and $18.94 at December 31, 2005 and 2004, respectively.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and current interest rates ranging from 5.3% to 5.9%.

Note 9.  Segment Information

Our primary business is the ownership and operation of office properties.  We also own and operate industrial properties, including leased industrial land in Oahu, HI.  Beginning in 2004, we changed the composition of our reportable segments to account for our office and industrial properties in eight geographic operating segments for financial reporting purposes based on our method of internal reporting.  Prior to 2004, we reported only one segment, owning and operating office and industrial properties.  Our segments by geographic area include Metro Philadelphia, PA, Metro Washington DC, Oahu, HI, Metro Boston, MA, Southern California, Metro Atlanta, GA, Metro Austin, TX and Other Markets, which includes properties that are located throughout the United States.

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

Property level net operating income is property level revenues reduced by property level operating expenses, excluding net operating income from discontinued operations.  Property level net operating income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.  All companies may not calculate property level net operating income in the same manner.  We consider property level net operating income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the operations of our properties.

As of December 31, 2005, we owned 307 office properties and 135 industrial properties.  Property level information by geographic area and property type is as follows (dollars in thousands):

For the year ended December 31, 2005:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$133,390	$—	$133,390
Metro Washington DC	77,751	—	77,751
Oahu, HI	—	51,343	51,343
Metro Boston, MA	57,932	—	57,932
Southern California	47,553	—	47,553
Metro Atlanta, GA	34,889	—	34,889
Metro Austin, TX	23,798	15,970	39,768
Other Markets	230,368	37,764	268,132
Totals	$605,681	$105,077	$710,758

Property level net operating income:
Metro Philadelphia, PA	$72,909	$—	$72,909
Metro Washington DC	50,316	—	50,316
Oahu, HI	—	41,561	41,561
Metro Boston, MA	38,898	—	38,898
Southern California	32,374	—	32,374
Metro Atlanta, GA	21,661	—	21,661
Metro Austin, TX	10,316	7,834	18,150
Other Markets	139,565	25,016	164,581
Totals	$366,039	$74,411	$440,450

As of December 31, 2005, our investments in office and industrial properties, net of accumulated depreciation, was $3,783,442 and $903,451, respectively.

For the year ended December 31, 2004:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$131,469	$—	$131,469
Metro Washington DC	66,234	—	66,234
Oahu, HI	—	42,205	42,205
Metro Boston, MA	52,157	—	52,157
Southern California	42,622	—	42,622
Metro Atlanta, GA	14,813	—	14,813
Metro Austin, TX	21,577	16,740	38,317
Other Markets	189,956	22,983	212,939
Totals	$518,828	$81,928	$600,756

Property level net operating income:
Metro Philadelphia, PA	$71,676	$—	$71,676
Metro Washington DC	42,752	—	42,752
Oahu, HI	—	34,582	34,582
Metro Boston, MA	37,724	—	37,724
Southern California	27,823	—	27,823
Metro Atlanta, GA	9,404	—	9,404
Metro Austin, TX	10,011	8,162	18,173
Other Markets	115,548	15,783	131,331
Totals	$314,938	$58,527	$373,465

As of December 31, 2004, our investments in office and industrial properties, net of accumulated depreciation, was $3,437,904 and $792,754, respectively.

For the year ended December 31, 2003:

	Office Properties	Industrial Properties	Totals
Property level revenue:
Metro Philadelphia, PA	$139,647	$—	$139,647
Metro Washington DC	61,399	—	61,399
Oahu, HI	—	2,944	2,944
Metro Boston, MA	41,497	—	41,497
Southern California	38,593	—	38,593
Metro Atlanta, GA	—	—	—
Metro Austin, TX	25,448	17,227	42,675
Other Markets	163,577	8,463	172,040
Totals	$470,161	$28,634	$498,795

Property level net operating income:
Metro Philadelphia, PA	$80,374	$—	$80,374
Metro Washington DC	40,484	—	40,484
Oahu, HI	—	2,495	2,495
Metro Boston, MA	30,552	—	30,552
Southern California	25,937	—	25,937
Metro Atlanta, GA	—	—	—
Metro Austin, TX	12,873	9,000	21,873
Other Markets	100,128	6,523	106,651
Totals	$290,348	$18,018	$308,366

The following table reconciles our reported segment information to our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
Property level net operating income	$440,450	$373,465	$308,366
Depreciation and amortization	(136,307)	(111,986)	(92,851)
General and administrative	(30,446)	(25,170)	(19,338)
Operating income	273,697	236,309	196,177

Interest income	1,490	638	411
Interest expense	(143,663)	(118,212)	(101,144)
Loss on early extinguishment of debt	(168)	(2,866)	(3,238)
Equity in earnings of equity investments	14,352	15,457	23,525
Gain on sale of shares of equity investments	5,522	21,550	—
Gain on issuance of shares by equity investees	6,241	8,436	—
Income from continuing operations	157,471	161,312	115,731
(Loss) income from discontinued operations	(79)	1,517	(1,285)
Gain on sale of properties	7,592	—	—
Net income	164,984	162,829	114,446
Preferred distributions	(46,000)	(46,000)	(46,000)
Net income available for common shareholders	$118,984	$116,829	$68,446

The United States Government is our only tenant which is responsible for more than five percent of our revenues.  For the years ended December 31, 2005, 2004 and 2003, office segment revenues from the United States Government were $110.0 million, $96.7 million and $88.9 million, respectively.

Note 10.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2005 and 2004 (dollars in thousands, except per share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$167,031	$174,289	$183,372	$186,066
Net income available for common shareholders	20,735	39,246	26,797	32,206
Per common share data:
Net income available for common shareholders	0.12	0.20	0.13	0.15

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$136,329	$138,693	$158,346	$167,388
Net income available for common shareholders	37,875	23,560	24,901	30,493
Per common share data:
Net income available for common shareholders	0.22	0.13	0.14	0.17

Note 11.  Pro Forma Information (unaudited)

We purchased 70 properties including 8.2 million square feet of leased industrial lands, for $476.1 million in 2005, plus closing costs, and 136 properties for $818.3 million in 2004, plus closing costs.  The following table presents our pro forma results of operations as if our 2004 and 2005 acquisitions and financings were completed on January 1, 2004.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the years presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity capital structure.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2005	2004
Total revenues	$751,220	$733,465
Net income available for common shareholders	$109,100	$119,023
Per common share data:
Net income available for common shareholders	$0.52	$0.57

Note 12.  Subsequent Events

In February 2006 we issued 6,000,000 series C cumulative redeemable preferred shares in a public offering for net proceeds of approximately $145 million.  Each series C preferred share requires dividends of $1.78125, 7 1/8%, per annum, payable in equal quarterly payments and has a liquidation preference of $25.00.  Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.  We applied the net proceeds from this offering to reduce amounts outstanding on our revolving credit facility.  Thereafter, we funded the redemption of all $200 million of our 9.875% series A preferred shares on March 2, 2006, by borrowing under our revolving credit facility.

In January 2006 we acquired 12 office properties containing 459,000 square feet of space for $51.6 million, plus closing costs.  In January and February 2006, we agreed to acquire 25 properties for $174.9 million plus closing costs.  The acquisitions of these properties are subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if these properties will be acquired.

HRPT PROPERTIES TRUST

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2005

(dollars in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Year Ended December 31, 2003:
Allowance for doubtful accounts	$4,977	$2,410	$(2,319)	$5,068	(1)

Year Ended December 31, 2004:
Allowance for doubtful accounts	$5,068	$2,021	$(2,495)	$4,594

Year Ended December 31, 2005:
Allowance for doubtful accounts	$4,594	$848	$(1,675)	$3,767

(1)  Includes allowances for real estate mortgages receivable of $500 as of December 31, 2003.

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(dollars in thousands)

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Petersburg	AK	$—	$189	$811	$32	$189	$843	$1,032	$185	3/31/97	1983
Safford	AZ	—	635	2,729	128	647	2,845	3,492	616	3/31/97	1992
Tucson	AZ	—	765	3,280	139	779	3,405	4,184	774	3/31/97	1993
Phoenix	AZ	—	2,687	11,532	710	2,729	12,200	14,929	2,596	5/15/97	1997
Tempe	AZ	—	1,125	10,122	326	1,125	10,448	11,573	1,690	6/30/99	1987
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	2,656	7/30/99	1982
Phoenix	AZ	—	1,899	14,872	224	1,899	15,096	16,995	1,473	2/1/02	1999
Phoenix	AZ	—	1,041	8,023	974	1,041	8,997	10,038	996	2/1/02	1987
Tucson	AZ	—	3,261	26,357	2,517	3,261	28,874	32,135	2,977	2/27/02	1986
Tolleson	AZ	—	1,257	9,210	4	1,257	9,214	10,471	470	12/19/03	1990
San Diego	CA	—	992	9,040	4,911	992	13,951	14,943	2,131	12/5/96	1985
San Diego	CA	—	1,228	11,199	6,084	1,228	17,283	18,511	2,639	12/5/96	1985
San Diego	CA	—	1,985	18,096	9,831	1,985	27,927	29,912	4,265	12/5/96	1985
San Diego	CA	—	502	4,526	827	502	5,353	5,855	1,163	12/31/96	1984
San Diego	CA	—	294	2,650	484	294	3,134	3,428	681	12/31/96	1984
San Diego	CA	—	313	2,820	515	313	3,335	3,648	725	12/31/96	1984
San Diego	CA	—	316	2,846	520	316	3,366	3,682	731	12/31/96	1984
Kearney Mesa	CA	—	2,916	12,456	959	2,969	13,362	16,331	2,877	3/31/97	1994
San Diego	CA	—	4,269	18,316	475	4,347	18,713	23,060	4,101	3/31/97	1996
San Diego	CA	—	2,984	12,859	2,302	3,038	15,107	18,145	3,326	3/31/97	1981
Los Angeles	CA	34,351	5,076	49,884	2,660	5,071	52,549	57,620	11,457	5/15/97	1979
Los Angeles	CA	34,547	5,055	49,685	3,209	5,060	52,889	57,949	11,536	5/15/97	1979
Los Angeles	CA	—	1,921	8,242	430	1,955	8,638	10,593	1,857	7/11/97	1996
Anaheim	CA	—	691	6,223	2	692	6,224	6,916	1,323	12/5/97	1992
San Diego	CA	—	461	3,830	1	461	3,831	4,292	339	6/24/02	1986
San Diego	CA	—	685	5,530	—	685	5,530	6,215	490	6/24/02	1986
San Diego	CA	—	475	4,264	785	474	5,050	5,524	544	6/24/02	1986
Fresno	CA	—	7,276	61,118	8	7,277	61,125	68,402	5,157	8/29/02	1971
Santa Ana	CA	—	1,363	10,158	(279)	1,362	9,880	11,242	527	11/10/03	2000
Rancho Cordova	CA	—	116	1,048	—	116	1,048	1,164	38	7/16/04	1977
Rancho Cordova	CA	—	116	1,072	3	116	1,075	1,191	39	7/16/04	1977
Rancho Cordova	CA	—	89	822	—	89	822	911	30	7/16/04	1977
Sacramento	CA	—	134	720	93	134	813	947	38	7/16/04	1977

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Sacramento	CA	—	116	1,032	45	116	1,077	1,193	51	7/16/04	1977
Sacramento	CA	—	67	393	44	67	437	504	14	7/16/04	1977
Sacramento	CA	—	116	952	24	116	976	1,092	36	7/16/04	1977
Sacramento	CA	—	67	361	—	67	361	428	13	7/16/04	1977
Sacramento	CA	—	134	676	—	134	676	810	25	7/16/04	1977
Sacramento	CA	—	116	1,017	9	116	1,026	1,142	39	7/16/04	1977
Sacramento	CA	—	116	720	60	116	780	896	27	7/16/04	1977
Sacramento	CA	—	60	349	22	60	371	431	15	7/16/04	1977
Sacramento	CA	—	60	333	25	60	358	418	12	7/16/04	1977
Sacramento	CA	—	116	936	20	116	956	1,072	36	7/16/04	1977
Sacramento	CA	—	116	976	24	116	1,000	1,116	40	7/16/04	1977
Sacramento	CA	—	134	1,186	23	134	1,209	1,343	50	7/16/04	1977
Sacramento	CA	—	91	819	35	91	854	945	30	7/16/04	1977
Sacramento	CA	—	74	574	33	74	607	681	24	7/16/04	1977
Sacramento	CA	—	402	4,056	—	402	4,056	4,458	148	7/16/04	1977
Sacramento	CA	—	80	623	35	80	658	738	25	7/16/04	1977
Sacramento	CA	—	206	1,970	95	206	2,065	2,271	72	7/16/04	1977
San Diego	CA	—	284	2,992	307	284	3,299	3,583	130	7/16/04	1980
San Diego	CA	—	654	5,467	133	654	5,600	6,254	214	7/16/04	1982
San Diego	CA	—	280	2,421	293	280	2,714	2,994	109	7/16/04	1980
San Diego	CA	—	286	2,512	216	286	2,728	3,014	98	7/16/04	1980
San Diego	CA	—	330	2,843	43	330	2,886	3,216	104	7/16/04	1978
San Diego	CA	—	387	3,339	40	387	3,379	3,766	122	7/16/04	1978
Golden	CO	—	494	152	5,990	495	6,141	6,636	1,183	3/31/97	1997
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	2,817	11/14/97	1993
Lakewood	CO	—	1,855	16,691	366	1,856	17,056	18,912	2,583	11/22/99	1980
Lakewood	CO	—	787	7,085	160	788	7,244	8,032	1,096	11/22/99	1980
Englewood	CO	—	1,708	14,616	393	1,707	15,010	16,717	1,578	11/2/01	1984
Lakewood	CO	—	936	9,160	109	936	9,269	10,205	750	10/11/02	1981
Lakewood	CO	—	915	9,106	131	916	9,236	10,152	746	10/11/02	1981
Lakewood	CO	—	1,035	9,271	152	1,036	9,422	10,458	760	10/11/02	1981
Englewood	CO	—	649	5,232	51	642	5,290	5,932	403	12/19/02	1984
Longmont	CO	—	3,714	24,397	18	3,715	24,414	28,129	774	10/26/04	1982

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Wallingford	CT	—	640	10,017	1,587	640	11,604	12,244	2,222	6/1/98	1986
Wallingford	CT	—	367	3,301	867	366	4,169	4,535	761	12/22/98	1988
Meriden	CT	—	768	6,164	19	768	6,183	6,951	379	7/24/03	1982
Windsor	CT	—	1,376	11,212	241	1,376	11,453	12,829	676	8/29/03	1988
Milford	CT	—	1,712	13,969	—	1,712	13,969	15,681	160	7/29/05	1987
Washington	DC	—	2,485	22,696	4,983	2,485	27,679	30,164	6,132	9/13/96	1976
Washington	DC	—	12,008	51,528	29,132	12,227	80,441	92,668	14,895	3/31/97	1996
Washington	DC	21,967	6,979	29,949	1,435	7,107	31,256	38,363	6,973	3/31/97	1989
Washington	DC	—	1,851	16,511	2,572	1,887	19,047	20,934	4,060	12/19/97	1966
Washington	DC	30,328	5,975	53,778	2,900	5,975	56,678	62,653	10,558	6/23/98	1991
Wilmington	DE	—	4,409	39,681	10,309	4,413	49,986	54,399	8,090	7/23/98	1986
Wilmington	DE	—	1,478	13,306	554	1,477	13,861	15,338	2,225	7/13/99	1984
Orlando	FL	—	—	362	1	36	327	363	57	2/19/98	1997
Orlando	FL	—	722	6,499	(59)	716	6,446	7,162	1,271	2/19/98	1997
Orlando	FL	—	256	2,308	64	263	2,365	2,628	466	2/19/98	1997
Miami	FL	—	144	1,297	319	144	1,616	1,760	443	3/19/98	1987
Savannah	GA	—	544	2,330	575	553	2,896	3,449	567	3/31/97	1990
Atlanta	GA	460	197	1,757	30	197	1,787	1,984	69	7/16/04	1972
Atlanta	GA	729	265	2,382	495	265	2,877	3,142	140	7/16/04	1972
Atlanta	GA	418	202	1,580	21	202	1,601	1,803	58	7/16/04	1972
Atlanta	GA	686	280	2,657	21	280	2,678	2,958	97	7/16/04	1972
Atlanta	GA	2,355	1,070	8,930	155	1,070	9,085	10,155	347	7/16/04	1972
Atlanta	GA	389	157	1,505	15	157	1,520	1,677	55	7/16/04	1972
Atlanta	GA	617	223	2,006	431	223	2,437	2,660	112	7/16/04	1972
Atlanta	GA	475	199	1,811	39	199	1,850	2,049	67	7/16/04	1972
Atlanta	GA	501	212	1,921	28	212	1,949	2,161	70	7/16/04	1972
Atlanta	GA	455	192	1,746	24	192	1,770	1,962	64	7/16/04	1972
Atlanta	GA	—	1,521	11,826	—	1,521	11,826	13,347	431	7/16/04	1972
Atlanta	GA	464	210	1,779	12	210	1,791	2,001	65	7/16/04	1972
Atlanta	GA	494	206	1,875	49	206	1,924	2,130	69	7/16/04	1972
Atlanta	GA	2,696	1,209	9,747	673	1,209	10,420	11,629	379	7/16/04	1972
Atlanta	GA	1,916	1,126	6,930	207	1,126	7,137	8,263	258	7/16/04	1972
Atlanta	GA	526	245	2,006	19	245	2,025	2,270	74	7/16/04	1972

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Atlanta	GA	783	346	2,899	131	346	3,030	3,376	109	7/16/04	1967
Atlanta	GA	1,124	480	4,328	41	480	4,369	4,849	158	7/16/04	1967
Atlanta	GA	—	1,713	7,649	150	1,713	7,799	9,512	280	7/16/04	1967
Atlanta	GA	624	289	2,403	—	289	2,403	2,692	88	7/16/04	1967
Atlanta	GA	—	372	3,600	21	372	3,621	3,993	131	7/16/04	1967
Atlanta	GA	—	364	3,527	20	364	3,547	3,911	129	7/16/04	1967
Atlanta	GA	1,070	425	4,119	71	425	4,190	4,615	150	7/16/04	1967
Atlanta	GA	—	1,122	10,867	27	1,122	10,894	12,016	397	7/16/04	1967
Atlanta	GA	3,772	1,620	13,661	988	1,620	14,649	16,269	563	7/16/04	1967
Atlanta	GA	124	52	483	—	52	483	535	18	7/16/04	1967
Atlanta	GA	553	257	2,119	10	257	2,129	2,386	78	7/16/04	1972
Atlanta	GA	625	268	2,380	46	268	2,426	2,694	88	7/16/04	1972
Atlanta	GA	1,518	685	5,837	25	685	5,862	6,547	214	7/16/04	1972
Atlanta	GA	2,187	939	8,387	108	939	8,495	9,434	307	7/16/04	1972
Atlanta	GA	2,260	1,154	8,454	139	1,154	8,593	9,747	309	7/16/04	1972
Atlanta	GA	716	303	2,595	189	303	2,784	3,087	95	7/16/04	1972
Atlanta	GA	498	235	1,906	8	235	1,914	2,149	70	7/16/04	1972
Atlanta	GA	—	917	—	—	917	—	917	—	7/16/04	1972
Atlanta	GA	364	156	1,400	16	156	1,416	1,572	51	7/16/04	1972
Atlanta	GA	—	2,197	—	3	2,197	3	2,200	—	7/16/04	1972
Atlanta	GA	—	2,459	18,549	142	2,463	18,687	21,150	640	8/24/04	1985
Atlanta	GA	—	952	7,643	73	952	7,716	8,668	247	9/9/04	1983
Atlanta	GA	—	2,524	20,407	—	2,524	20,407	22,931	191	8/23/05	1985
Roswell	GA	—	624	5,491	17	624	5,508	6,132	40	9/2/05	1974
Oahu	HI	—	156,939	4,320	997	157,420	4,836	162,256	236	12/5/03	—
Oahu	HI	—	93,821	—	147	93,728	240	93,968	2	12/5/03	—
Oahu	HI	—	78,842	4,789	(95)	78,752	4,784	83,536	244	12/5/03	—
Oahu	HI	—	7,982	—	(10)	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	66,253	—	(83)	66,170	—	66,170	—	12/5/03	—
Oahu	HI	—	718	—	(1)	717	—	717	—	12/5/03	—
Oahu	HI	—	43,419	223	1,774	33,737	11,679	45,416	316	12/5/03	—
Oahu	HI	—	11,450	—	(13)	11,437	—	11,437	—	12/5/03	—
Oahu	HI	—	9,671	—	(11)	9,660	—	9,660	—	12/5/03	—

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Oahu	HI	—	2,114	456	(3)	2,112	455	2,567	23	12/5/03	—
Oahu	HI	—	1,343	—	(1)	1,342	—	1,342	—	12/5/03	—
Oahu	HI	—	2,038	—	—	2,038	—	2,038	—	6/15/05	—
Oahu	HI	—	1,354	—	—	1,354	—	1,354	—	6/15/05	—
Oahu	HI	—	3,547	—	—	3,547	—	3,547	—	6/15/05	—
Oahu	HI	—	1,572	—	—	1,572	—	1,572	—	6/15/05	—
Oahu	HI	—	1,232	—	—	1,232	—	1,232	—	6/15/05	—
Oahu	HI	—	434	3,983	—	434	3,983	4,417	54	6/15/05	—
Oahu	HI	—	11,645	—	—	11,645	—	11,645	—	6/15/05	—
Oahu	HI	—	1,509	—	—	1,509	—	1,509	—	6/15/05	—
Oahu	HI	—	1,725	—	—	1,725	—	1,725	—	6/15/05	—
Oahu	HI	—	2,190	—	—	2,190	—	2,190	—	6/15/05	—
Oahu	HI	—	2,672	—	—	2,672	—	2,672	—	6/15/05	—
Oahu	HI	—	1,764	—	—	1,764	—	1,764	—	6/15/05	—
Oahu	HI	—	294	2,297	—	294	2,297	2,591	31	6/15/05	—
Oahu	HI	—	27,455	—	—	27,455	—	27,455	—	6/15/05	—
Oahu	HI	—	13,904	—	—	13,904	—	13,904	—	6/15/05	—
Oahu	HI	—	651	—	—	651	—	651	—	6/15/05	—
Oahu	HI	—	1,497	—	—	1,497	—	1,497	—	6/15/05	—
Oahu	HI	—	963	—	—	963	—	963	—	6/15/05	—
Oahu	HI	—	1,624	—	—	1,624	—	1,624	—	6/15/05	—
Oahu	HI	—	1,244	—	—	1,244	—	1,244	—	6/15/05	—
Oahu	HI	—	707	—	—	707	—	707	—	6/15/05	—
Oahu	HI	—	381	—	—	381	—	381	—	6/15/05	—
Oahu	HI	—	717	—	—	717	—	717	—	6/15/05	—
Oahu	HI	—	553	—	—	553	—	553	—	6/15/05	—
Oahu	HI	—	243	1,457	—	243	1,457	1,700	20	6/15/05	—
Oahu	HI	—	536	—	—	536	—	536	—	6/15/05	—
Oahu	HI	—	2,949	—	—	2,949	—	2,949	—	6/15/05	—
Oahu	HI	—	1,393	—	—	1,393	—	1,393	—	6/15/05	—
Oahu	HI	—	714	—	—	714	—	714	—	6/15/05	—
Oahu	HI	—	419	—	—	419	—	419	—	6/15/05	—
Oahu	HI	—	1,384	—	—	1,384	—	1,384	—	6/15/05	—

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Oahu	HI	—	218	—	—	218	—	218	—	6/15/05	—
Oahu	HI	—	568	—	—	568	—	568	—	6/15/05	—
Oahu	HI	—	5,839	—	—	5,839	—	5,839	—	6/15/05	—
Oahu	HI	—	1,296	—	—	1,296	—	1,296	—	6/15/05	—
Oahu	HI	—	1,601	—	—	1,601	—	1,601	—	6/15/05	—
Oahu	HI	—	1,829	—	—	1,829	—	1,829	—	6/15/05	—
Oahu	HI	—	1,985	—	—	1,985	—	1,985	—	6/15/05	—
Oahu	HI	—	2,658	—	—	2,658	—	2,658	—	6/15/05	—
Oahu	HI	—	7,609	—	—	7,609	—	7,609	—	6/15/05	—
Oahu	HI	—	724	—	—	724	—	724	—	6/15/05	—
Oahu	HI	—	490	—	—	490	—	490	—	6/15/05	—
Oahu	HI	—	3,802	—	—	3,802	—	3,802	—	6/15/05	—
Deerfield	IL	—	2,515	20,186	—	2,515	20,186	22,701	21	12/14/05	1986
Lake Forest	IL	—	1,258	9,630	—	1,258	9,630	10,888	10	12/14/05	2001
Waukegan	IL	—	1,769	15,141	—	1,769	15,141	16,910	16	12/14/05	1990
Waukegan	IL	—	1,746	14,753	—	1,746	14,753	16,499	15	12/14/05	1998
Bannockburn	IL	25,489	5,846	48,568	—	5,846	48,568	54,414	51	12/29/05	1999
Indianapolis	IN	—	7,495	60,465	700	7,495	61,165	68,660	956	5/10/05	1977
Indianapolis	IN	—	665	5,215	—	665	5,215	5,880	71	6/17/05	1987
Kansas City	KS	—	1,042	4,469	2,763	1,061	7,213	8,274	1,479	3/31/97	1990
Erlanger	KY	—	2,022	9,545	(40)	2,020	9,507	11,527	605	6/30/03	1999
Boston	MA	—	3,378	30,397	7,082	3,378	37,479	40,857	8,483	9/28/95	1915
Boston	MA	—	1,447	13,028	252	1,448	13,279	14,727	3,374	9/28/95	1993
Boston	MA	—	1,500	13,500	1,070	1,500	14,570	16,070	3,602	12/18/95	1875
Charlton	MA	—	141	1,269	8	141	1,277	1,418	275	5/15/97	1988
Fitchburg	MA	—	223	2,004	10	223	2,014	2,237	434	5/15/97	1994
Grafton	MA	—	37	336	4	37	340	377	73	5/15/97	1930
Milford	MA	—	144	1,297	266	401	1,306	1,707	282	5/15/97	1989
Millbury	MA	—	34	309	4	34	313	347	68	5/15/97	1950
Northbridge	MA	—	32	290	5	32	295	327	64	5/15/97	1962
Spencer	MA	—	211	1,902	11	211	1,913	2,124	412	5/15/97	1992
Sturbridge	MA	—	83	751	6	83	757	840	163	5/15/97	1986
Webster	MA	—	315	2,834	14	315	2,848	3,163	614	5/15/97	1995

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Westborough	MA	—	42	381	5	42	386	428	83	5/15/97	1900
Westborough	MA	—	396	3,562	15	396	3,577	3,973	771	5/15/97	1986
Worcester	MA	—	354	3,189	14	354	3,203	3,557	691	5/15/97	1985
Worcester	MA	—	895	8,052	41	895	8,093	8,988	1,745	5/15/97	1990
Worcester	MA	—	111	1,000	292	397	1,006	1,403	217	5/15/97	1986
Worcester	MA	—	265	2,385	12	265	2,397	2,662	517	5/15/97	1972
Worcester	MA	—	158	1,417	7	157	1,425	1,582	307	5/15/97	1992
Worcester	MA	—	1,132	10,186	43	1,132	10,229	11,361	2,204	5/15/97	1989
Lexington	MA	—	1,054	9,487	4,830	1,054	14,317	15,371	1,919	1/30/98	1968
Quincy	MA	—	1,668	11,097	2,354	1,668	13,451	15,119	3,347	4/3/98	1988
Quincy	MA	—	2,477	16,645	4,382	2,477	21,027	23,504	3,683	4/3/98	1988
Auburn	MA	—	647	5,827	22	650	5,846	6,496	883	12/27/99	1977
Leominster	MA	—	778	7,003	26	781	7,026	7,807	1,061	12/27/99	1966
Stoneham	MA	—	931	8,062	756	931	8,818	9,749	888	9/28/01	1945
Foxborough	MA	—	3,021	25,721	—	3,021	25,721	28,742	1,849	2/13/03	1989
Mansfield	MA	—	1,550	13,908	2,429	1,550	16,337	17,887	856	8/1/03	1981
Mansfield	MA	—	1,358	11,658	(7)	1,357	11,652	13,009	692	8/1/03	2002
Mansfield	MA	—	1,183	9,749	46	1,182	9,796	10,978	579	8/1/03	1978
Mansfield	MA	—	1,033	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	40	1,261	11,144	12,405	637	9/5/03	1988
Mansfield	MA	—	1,023	8,954	45	1,023	8,999	10,022	514	9/5/03	1988
Quincy	MA	—	774	5,815	59	779	5,869	6,648	277	2/24/04	1999
Quincy	MA	—	2,586	16,493	—	2,586	16,493	19,079	533	9/21/04	1980
Quincy	MA	—	3,585	23,144	457	3,585	23,601	27,186	747	9/21/04	1981
Gaithersburg	MD	—	4,381	18,798	1,091	4,461	19,809	24,270	4,294	3/31/97	1995
Germantown	MD	—	2,305	9,890	276	2,347	10,124	12,471	2,209	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	2,041	3,131	15,744	18,875	3,175	3/31/97	1992
Riverdale	MD	—	9,423	40,433	7,018	9,595	47,279	56,874	9,146	3/31/97	1994
Baltimore	MD	—	—	12,430	2,382	—	14,812	14,812	3,960	11/18/97	1988
Rockville	MD	—	3,251	29,258	2,255	3,248	31,516	34,764	6,175	2/2/98	1986
Baltimore	MD	—	900	8,097	343	901	8,439	9,340	1,505	10/15/98	1989
Pikesville	MD	—	589	5,305	421	590	5,725	6,315	962	8/11/99	1987
Baltimore	MD	—	6,328	54,645	3,194	6,328	57,839	64,167	4,155	1/28/03	1990

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Baltimore	MD	—	2,830	22,996	3,702	2,830	26,698	29,528	838	7/16/04	1972
Rockville	MD	—	2,751	22,741	752	2,751	23,493	26,244	845	7/16/04	1980
Rockville	MD	—	1,961	16,064	2	1,961	16,066	18,027	586	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	2,145	17,573	19,718	641	7/20/04	2002
Rockville	MD	—	3,532	28,937	45	3,533	28,981	32,514	1,055	7/20/04	2002
Dearborn	MI	—	163	1,388	91	163	1,479	1,642	63	7/16/04	1973
Dearborn	MI	—	227	2,108	356	227	2,464	2,691	80	7/16/04	1973
Dearborn	MI	—	163	1,466	—	163	1,466	1,629	53	7/16/04	1973
Dearborn	MI	—	163	1,320	33	163	1,353	1,516	50	7/16/04	1973
Dearborn	MI	—	210	1,885	9	210	1,894	2,104	69	7/16/04	1973
Dearborn	MI	—	153	1,321	13	153	1,334	1,487	53	7/16/04	1973
Dearborn	MI	—	92	551	—	92	551	643	20	7/16/04	1973
Dearborn	MI	—	118	1,049	59	118	1,108	1,226	39	7/16/04	1973
Dearborn	MI	—	4,158	33,184	2,596	4,158	35,780	39,938	1,334	7/16/04	1973
Dearborn	MI	—	179	1,352	—	179	1,352	1,531	49	7/16/04	1992
Dearborn	MI	—	223	1,059	4	223	1,063	1,286	39	7/16/04	1992
Dearborn	MI	—	179	1,473	—	179	1,473	1,652	54	7/16/04	1992
Dearborn	MI	—	52	479	24	52	503	555	18	7/16/04	1992
Dearborn	MI	—	51	439	—	51	439	490	16	7/16/04	1992
Dearborn	MI	—	153	1,230	7	153	1,237	1,390	45	7/16/04	1973
Dearborn	MI	—	221	1,582	345	221	1,927	2,148	58	7/16/04	1973
Dearborn	MI	—	104	939	—	104	939	1,043	34	7/16/04	1973
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	4,554	3/19/98	1957
Eagan	MN	—	1,424	12,822	20	1,425	12,841	14,266	2,498	3/19/98	1986
Mendota Heights	MN	—	533	4,795	—	533	4,795	5,328	934	3/19/98	1995
Minneapolis	MN	—	870	7,831	1,705	870	9,536	10,406	1,725	8/3/99	1987
Minneapolis	MN	—	695	6,254	1,293	695	7,547	8,242	1,302	8/3/99	1986
Plymouth	MN	—	563	5,064	935	563	5,999	6,562	913	8/3/99	1987
St. Paul	MN	—	696	6,263	1,498	695	7,762	8,457	1,210	8/3/99	1987
Minneapolis	MN	—	1,891	17,021	1,659	1,893	18,678	20,571	3,022	9/30/99	1980
Roseville	MN	4,049	672	6,045	844	672	6,889	7,561	963	12/1/99	1987
Roseville	MN	1,634	295	2,658	99	295	2,757	3,052	402	12/1/99	1987
Roseville	MN	1,252	185	1,661	492	185	2,153	2,338	376	12/1/99	1987

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Roseville	MN	6,203	979	8,814	1,791	978	10,606	11,584	1,507	12/1/99	1987
Roseville	MN	3,190	586	5,278	94	586	5,372	5,958	797	12/1/99	1987
St. Paul	MN	—	1,303	10,451	37	1,304	10,487	11,791	403	6/2/04	1970
Kansas City	MO	—	1,443	6,193	2,086	1,470	8,252	9,722	1,661	3/31/97	1995
St. Louis	MO	—	903	7,602	19	903	7,621	8,524	404	11/7/03	1998
Arnold	MO	—	834	7,302	34	838	7,332	8,170	344	2/11/04	1999
Kansas City	MO	—	1,346	9,531	—	1,346	9,531	10,877	30	11/1/05	1984
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	3,306	5/10/99	1979
Vorhees	NJ	—	673	4,232	924	589	5,240	5,829	1,236	5/26/98	1990
Vorhees	NJ	—	445	2,798	306	584	2,965	3,549	598	5/26/98	1990
Vorhees	NJ	—	1,053	6,625	1,449	998	8,129	9,127	1,459	5/26/98	1990
Florham Park	NJ	—	1,412	12,709	5,110	1,412	17,819	19,231	4,470	7/31/98	1979
Albuquerque	NM	—	493	2,119	140	503	2,249	2,752	486	3/31/97	1984
Sante Fe	NM	—	1,551	6,650	837	1,578	7,460	9,038	1,561	3/31/97	1987
Albuquerque	NM	—	173	1,553	26	172	1,580	1,752	252	8/31/99	1984
Albuquerque	NM	—	422	3,797	264	422	4,061	4,483	613	8/31/99	1984
Albuquerque	NM	—	877	7,895	138	876	8,034	8,910	1,270	8/31/99	1984
Albuquerque	NM	—	441	3,970	146	441	4,116	4,557	663	8/31/99	1984
Albuquerque	NM	—	40	141	35	40	176	216	16	2/12/02	1985
Albuquerque	NM	—	129	1,217	100	129	1,317	1,446	135	2/12/02	1985
Albuquerque	NM	—	39	351	8	39	359	398	35	2/12/02	1985
Albuquerque	NM	—	1,778	14,407	995	1,778	15,402	17,180	1,625	2/12/02	1985
Albuquerque	NM	—	444	3,890	133	444	4,023	4,467	381	2/12/02	1987
Albuquerque	NM	—	152	1,526	229	152	1,755	1,907	205	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	386	1,967	17,597	19,564	1,340	12/6/02	1974
Albuquerque	NM	—	794	5,568	—	794	5,568	6,362	319	9/17/03	1975
Albuquerque	NM	—	3,235	24,490	1	3,235	24,491	27,726	1,403	9/17/03	1975
White Plains	NY	—	1,200	10,870	872	1,200	11,742	12,942	2,836	2/6/96	1952
Brooklyn	NY	—	775	7,054	143	775	7,197	7,972	1,693	6/6/96	1971
Buffalo	NY	4,603	4,405	18,899	1,566	4,485	20,385	24,870	4,340	3/31/97	1994
Irondoquoit	NY	—	1,910	17,189	978	1,910	18,167	20,077	3,371	6/30/98	1986
Islandia	NY	—	813	7,319	943	809	8,266	9,075	1,349	6/11/99	1987
Minneola	NY	—	3,419	30,774	2,716	3,416	33,493	36,909	5,851	6/11/99	1971

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Syracuse	NY	—	1,788	16,096	2,656	1,789	18,751	20,540	3,394	6/29/99	1972
Melville	NY	—	3,155	28,395	459	3,155	28,854	32,009	4,640	7/22/99	1985
Syracuse	NY	—	466	4,196	1,294	467	5,489	5,956	1,245	9/24/99	1990
DeWitt	NY	—	454	4,086	653	457	4,736	5,193	820	12/28/99	1987
Pittsford	NY	—	530	4,109	6	531	4,114	4,645	117	11/30/04	1998
Pittsford	NY	—	683	4,889	73	684	4,961	5,645	140	11/30/04	1999
Pittsford	NY	—	1,018	7,618	16	1,020	7,632	8,652	218	11/30/04	2000
Pittsford	NY	—	526	3,755	19	528	3,772	4,300	108	11/30/04	2003
Pittsford	NY	4,592	662	4,993	9	663	5,001	5,664	143	11/30/04	2002
Pittsford	NY	876	119	937	24	119	961	1,080	27	11/30/04	2002
Pittsford	NY	—	307	2,083	167	308	2,249	2,557	60	11/30/04	2004
Rochester	NY	—	761	6,597	12	762	6,608	7,370	186	11/30/04	2002
Mason	OH	—	1,528	13,748	13	1,528	13,761	15,289	2,596	6/10/98	1994
Solon	OH	—	161	1,570	26	161	1,596	1,757	59	7/16/04	1975
Solon	OH	—	66	586	16	66	602	668	21	7/16/04	1975
Solon	OH	—	82	717	57	82	774	856	37	7/16/04	1975
Solon	OH	—	77	693	88	77	781	858	49	7/16/04	1975
Solon	OH	—	116	1,035	9	116	1,044	1,160	38	7/16/04	1975
Solon	OH	—	400	4,157	71	400	4,228	4,628	152	7/16/04	1975
Solon	OH	—	122	1,111	8	122	1,119	1,241	41	7/16/04	1975
Solon	OH	—	146	1,352	47	146	1,399	1,545	53	7/16/04	1975
Solon	OH	—	514	4,856	74	514	4,930	5,444	178	7/16/04	1975
Solon	OH	—	96	843	29	96	872	968	33	7/16/04	1975
Solon	OH	—	100	889	15	100	904	1,004	33	7/16/04	1975
Solon	OH	—	344	3,144	260	344	3,404	3,748	133	7/16/04	1975
Solon	OH	—	122	1,018	39	122	1,057	1,179	39	7/16/04	1975
Solon	OH	—	206	1,950	48	206	1,998	2,204	74	7/16/04	1975
Mason	OH	—	808	6,665	—	808	6,665	7,473	7	12/30/05	1999
Sharonville	OH	—	956	8,290	—	956	8,290	9,246	9	12/30/05	1999
Oklahoma City	OK	—	4,596	19,721	1,083	4,680	20,720	25,400	4,593	3/31/97	1992
Edmund	OK	—	226	2,036	26	229	2,059	2,288	328	8/13/99	1993
Midwest City	OK	—	246	2,213	28	249	2,238	2,487	357	8/13/99	1993
Oklahoma City	OK	—	1,426	12,826	156	1,441	12,967	14,408	2,066	8/13/99	1993

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Oklahoma City	OK	—	203	1,828	23	205	1,849	2,054	295	8/13/99	1993
FT. Washington	PA	—	1,872	8,816	644	1,872	9,460	11,332	1,875	9/22/97	1960
FT. Washington	PA	—	1,184	5,559	91	1,184	5,650	6,834	1,156	9/22/97	1967
FT. Washington	PA	—	683	3,198	690	680	3,891	4,571	779	9/22/97	1970
Horsham	PA	—	741	3,611	209	741	3,820	4,561	763	9/22/97	1983
King of Prussia	PA	—	634	3,251	1,015	634	4,266	4,900	700	9/22/97	1964
Philadelphia	PA	42,713	7,884	71,002	3,073	7,883	74,076	81,959	15,315	11/13/97	1980
FT. Washington	PA	—	1,154	7,722	439	1,154	8,161	9,315	1,550	1/15/98	1996
Plymouth Meeting	PA	—	1,412	7,415	2,742	1,413	10,156	11,569	1,848	1/15/98	1996
King of Prussia	PA	—	354	3,183	728	354	3,911	4,265	718	2/2/98	1968
King of Prussia	PA	—	552	2,893	232	552	3,125	3,677	583	2/2/98	1996
Pittsburgh	PA	—	720	9,589	1,657	720	11,246	11,966	2,392	2/27/98	1991
Philadelphia	PA	59,824	3,462	111,946	18,045	3,462	129,991	133,453	25,326	3/30/98	1983
Greensburg	PA	—	780	7,026	414	780	7,440	8,220	1,336	6/3/98	1997
Philadelphia	PA	—	24,753	222,775	34,084	24,747	256,865	281,612	45,044	6/30/98	1990
Moon Township	PA	—	1,663	14,966	634	1,663	15,600	17,263	2,954	9/14/98	1994
FT. Washington	PA	—	631	5,698	500	634	6,195	6,829	1,220	12/1/98	1998
Philadelphia	PA	—	931	8,377	1,227	930	9,605	10,535	1,772	6/11/99	1987
Moon Township	PA	—	202	1,814	391	202	2,205	2,407	401	8/23/99	1992
Moon Township	PA	—	555	4,995	993	555	5,988	6,543	1,211	8/23/99	1991
Moon Township	PA	—	502	4,519	625	502	5,144	5,646	857	8/23/99	1987
Moon Township	PA	—	410	3,688	500	410	4,188	4,598	743	8/23/99	1988
Moon Township	PA	—	489	4,403	390	490	4,792	5,282	833	8/23/99	1989
Moon Township	PA	—	612	5,507	251	612	5,758	6,370	915	8/23/99	1990
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Blue Bell	PA	—	268	2,414	129	268	2,543	2,811	392	9/14/99	1988
Blue Bell	PA	—	723	6,507	879	723	7,386	8,109	1,161	9/14/99	1988
Blue Bell	PA	—	709	6,382	772	709	7,154	7,863	1,146	9/14/99	1988
Philadelphia	PA	—	18,758	167,487	18,069	18,758	185,556	204,314	14,359	10/10/02	1974
Monroeville	PA	—	6,558	51,775	60	6,564	51,829	58,393	1,673	9/16/04	1971
Pittsburgh	PA	—	574	4,943	—	574	4,943	5,517	36	9/16/05	1990
Pittsburgh	PA	—	345	2,798	—	345	2,798	3,143	20	9/16/05	1994
Pittsburgh	PA	—	469	3,884	—	469	3,884	4,353	28	9/16/05	1994

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Pittsburgh	PA	—	616	5,280	—	616	5,280	5,896	38	9/16/05	1994
Pittsburgh	PA	—	1,049	8,739	—	1,049	8,739	9,788	64	9/16/05	1995
Pittsburgh	PA	—	1,151	9,664	408	1,151	10,072	11,223	74	9/16/05	1995
Pittsburgh	PA	—	907	7,381	—	907	7,381	8,288	54	9/16/05	1996
Pittsburgh	PA	—	858	7,130	—	858	7,130	7,988	52	9/16/05	1996
Pittsburgh	PA	—	1,057	8,899	—	1,057	8,899	9,956	65	9/16/05	1987
Lincoln	RI	—	320	7,690	—	320	7,690	8,010	1,647	11/13/97	1997
Memphis	TN	—	2,206	19,856	1,782	2,212	21,632	23,844	4,334	8/31/98	1985
Memphis	TN	—	2,113	18,201	15	2,114	18,215	20,329	778	4/28/04	2000
Memphis	TN	—	1,201	9,973	195	1,201	10,168	11,369	364	7/29/04	1983
Austin	TX	6,930	1,218	11,040	1,236	1,218	12,276	13,494	2,589	12/5/97	1986
Austin	TX	6,498	1,226	11,126	301	1,226	11,427	12,653	2,364	12/5/97	1997
Austin	TX	12,846	2,317	21,037	1,660	2,317	22,697	25,014	4,508	12/5/97	1996
Austin	TX	8,797	1,621	14,594	915	1,621	15,509	17,130	3,681	12/5/97	1997
Austin	TX	7,823	1,402	12,729	1,102	1,402	13,831	15,233	2,924	12/5/97	1997
Waco	TX	—	2,030	8,708	450	2,060	9,128	11,188	1,778	12/23/97	1997
Austin	TX	—	466	4,191	1,182	850	4,989	5,839	881	1/27/98	1980
Irving	TX	—	846	7,616	3,089	846	10,705	11,551	2,080	3/19/98	1995
Irving	TX	—	542	4,879	55	542	4,934	5,476	951	3/19/98	1995
Austin	TX	—	1,439	6,137	6,008	1,439	12,145	13,584	2,655	3/24/98	1975
Austin	TX	—	1,529	13,760	266	1,529	14,026	15,555	2,625	7/16/98	1993
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	2,329	10/7/98	1998
Austin	TX	—	4,878	43,903	1,172	4,875	45,078	49,953	8,108	10/7/98	1968
Austin	TX	—	9,085	—	6,669	11,640	4,114	15,754	—	10/7/98	—
Austin	TX	3,725	562	5,054	1,721	562	6,775	7,337	1,046	10/20/98	1998
Austin	TX	10,662	2,072	18,650	281	2,072	18,931	21,003	3,421	10/20/98	1998
Austin	TX	7,667	1,476	13,286	340	1,476	13,626	15,102	2,398	10/20/98	1998
Austin	TX	—	688	6,192	1,027	697	7,210	7,907	1,280	6/3/99	1985
Austin	TX	—	539	4,849	1,057	538	5,907	6,445	933	6/16/99	1999
Austin	TX	—	906	8,158	2,158	902	10,320	11,222	1,623	6/16/99	1999
Austin	TX	—	1,731	14,921	2,557	1,731	17,478	19,209	2,891	6/30/99	1975
Austin	TX	—	1,574	14,168	1,820	1,573	15,989	17,562	2,452	8/3/99	1982
San Antonio	TX	—	259	2,331	636	264	2,962	3,226	478	8/3/99	1986

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Austin	TX	—	626	5,636	1,360	621	7,001	7,622	1,276	8/18/99	1987
Austin	TX	—	2,028	18,251	374	2,027	18,626	20,653	2,894	10/8/99	1985
Austin	TX	—	2,038	18,338	1,465	2,037	19,804	21,841	3,163	10/8/99	1997
Austin	TX	—	460	3,345	1	460	3,346	3,806	379	6/15/01	2001
Ft. Worth	TX	—	4,793	38,530	148	4,785	38,686	43,471	2,537	5/23/03	1996
Fairfax	VA	—	569	5,122	558	569	5,680	6,249	1,325	12/4/96	1990
Falls Church	VA	—	3,456	14,828	1,425	3,519	16,190	19,709	3,422	3/31/97	1993
Arlington	VA	—	810	7,289	999	811	8,287	9,098	1,559	8/26/98	1987
Alexandria	VA	—	2,109	18,982	938	2,109	19,920	22,029	3,721	12/30/98	1987
Fairfax	VA	—	780	7,022	4	781	7,025	7,806	1,105	9/29/99	1988
Fairfax	VA	—	594	5,347	23	594	5,370	5,964	842	9/29/99	1988
Norfolk	VA	—	591	4,048	123	592	4,170	4,762	366	10/25/02	1999
Norfolk	VA	—	1,273	11,083	3,479	1,273	14,562	15,835	1,015	10/25/02	1987
Norfolk	VA	—	559	4,535	1,186	559	5,721	6,280	447	10/25/02	1986
Virginia Beach	VA	—	682	5,431	50	686	5,477	6,163	199	6/4/04	1991
Richland	WA	5,114	3,970	17,035	640	4,042	17,603	21,645	3,897	3/31/97	1995
Bellevue	WA	—	3,555	30,244	1,334	3,555	31,578	35,133	1,210	7/16/04	1980
Kent	WA	—	137	993	—	137	993	1,130	36	7/16/04	1978
Kent	WA	—	258	1,797	14	258	1,811	2,069	66	7/16/04	1978
Kent	WA	—	101	753	24	101	777	878	28	7/16/04	1978
Tukwila	WA	—	82	681	—	82	681	763	25	7/16/04	1975
Tukwila	WA	—	91	778	—	91	778	869	28	7/16/04	1975
Tukwila	WA	—	82	582	336	82	918	1,000	25	7/16/04	1975
Tukwila	WA	—	137	1,250	19	137	1,269	1,406	47	7/16/04	1975
Tukwila	WA	—	108	923	79	108	1,002	1,110	34	7/16/04	1975
Tukwila	WA	—	77	674	—	77	674	751	25	7/16/04	1975
Tukwila	WA	—	96	841	—	96	841	937	31	7/16/04	1975
Tukwila	WA	—	101	1,000	—	101	1,000	1,101	36	7/16/04	1975
Tukwila	WA	—	93	844	—	93	844	937	31	7/16/04	1975
Tukwila	WA	—	92	827	—	92	827	919	30	7/16/04	1975
Tukwila	WA	—	105	938	17	105	955	1,060	34	7/16/04	1975
Tukwila	WA	—	76	625	5	76	630	706	23	7/16/04	1975
Tukwila	WA	—	75	676	—	75	676	751	25	7/16/04	1975

			Initial Cost to Company		Costs Capitalized	Cost Amount Carried at Close of Period					Original
Location	State	Encumbrances	Land	Buildings and Equipment	Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Construction Date

Tukwila	WA	—	109	967	5	109	972	1,081	35	7/16/04	1975
Falling Waters	WV	—	906	3,886	177	922	4,047	4,969	881	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	544	1,950	8,726	10,676	1,865	3/31/97	1995
		$375,079	$1,085,357	$3,800,695	$350,049	$1,081,635	$4,154,466	$5,236,101	$549,208

Analysis of the carrying amount of real estate and equipment and accumulated depreciation:

	Real Estate and	Accumulated
	Equipment	Depreciation
Balance at January 1, 2003	$3,074,656	$284,548
Additions	818,800	79,661
Disposals	(1,490)	(1,194)
Balance at December 31, 2003	3,891,966	363,015
Additions	798,335	95,977
Disposals	(5,232)	(4,581)
Balance at December 31, 2004	4,685,069	454,411
Additions	580,125	111,951
Disposals	(29,093)	(17,154)
Balance at December 31, 2005	$5,236,101	$549,208

(1)          Excludes value of acquired real estate leases.  Aggregate cost for federal income tax purposes is approximately $5,261,432.

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
Dated: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Mannix	President and Chief Operating Officer	March 10, 2006
John A. Mannix

/s/ John C. Popeo	Treasurer, Chief Financial Officer and Secretary	March 10, 2006
John C. Popeo	(principal financial officer and principal
accounting officer)

/s/ Frederick N. Zeytoonjian	Trustee	March 10, 2006
Frederick N. Zeytoonjian

/s/ Patrick F. Donelan	Trustee	March 10, 2006
Patrick F. Donelan

/s/ Gerard M. Martin	Trustee	March 10, 2006
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 10, 2006
Barry M. Portnoy