Form 10-Q
period 2006-03-31
HRPT PROPERTIES TRUST
filed 2006-05-09
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 8, 2006:  209,860,625

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2006

INDEX

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet — March 31, 2006 and December 31, 2005

Consolidated Statement of Income — Three Months Ended March 31, 2006 and 2005

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2006 and 2005

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

PART I          Financial Information

Item 1. Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(amounts in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$1,101,349	$1,080,563
Buildings and improvements	4,333,819	4,144,011
	5,435,168	5,224,574
Accumulated depreciation	(579,090)	(548,460)
	4,856,078	4,676,114
Properties held for sale	10,726	10,779
Acquired real estate leases	177,279	161,787
Equity investments in former subsidiaries	—	194,297
Cash and cash equivalents	35,587	19,445
Restricted cash	13,316	18,348
Rents receivable, net of allowance for doubtful accounts of $3,910 and $3,767, respectively	158,022	145,385
Other assets, net	104,181	101,012
Total assets	$5,355,189	$5,327,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$193,000	$256,000
Senior unsecured debt, net	1,940,287	1,889,991
Mortgage notes payable, net	379,959	374,165
Accounts payable and accrued expenses	67,078	80,125
Acquired real estate lease obligations	43,711	38,987
Rent collected in advance	23,114	17,858
Security deposits	14,577	13,679
Due to affiliates	9,636	10,876
Total liabilities	2,671,362	2,681,681

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; zero and 8,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $200,000	—	193,086
Series B preferred shares; 8 ¾% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on February 15, 2011; 6,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $150,000	145,015	—
Common shares of beneficial interest, $0.01 par value: 250,000,000 shares authorized; 209,860,625 shares issued and outstanding	2,099	2,099
Additional paid in capital	2,772,245	2,779,159
Cumulative net income	1,602,609	1,452,774
Cumulative common distributions	(1,938,889)	(1,894,818)
Cumulative preferred distributions	(189,101)	(176,663)
Total shareholders’ equity	2,683,827	2,645,486
Total liabilities and shareholders’ equity	$5,355,189	$5,327,167

See accompanying notes

HRPT PROPERTIES TRUST
CONSOLIDATED STATEMENT OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Rental income	$189,559	$166,554

Expenses:
Operating expenses	71,803	63,107
Depreciation and amortization	37,666	32,511
General and administrative	7,873	6,875
Total expenses	117,342	102,493

Operating income	72,217	64,061

Interest income	1,235	180
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $1,138 and $665, respectively)	(41,294)	(35,607)
Loss on early extinguishment of debt	(1,659)	—
Equity in earnings of equity investments	3,136	3,394
Gain on sale of equity investments	116,287	—
Income from continuing operations	149,922	32,028
(Loss) income from discontinued operations	(87)	207
Net income	149,835	32,235
Preferred distributions	(11,508)	(11,500)
Excess redemption price paid over carrying value of preferred shares	(6,914)	—
Net income available for common shareholders	$131,413	$20,735

Weighted average common shares outstanding	209,861	179,817

Basic and diluted earnings per common share:
Income from continuing operations	$0.63	$0.11
(Loss) income from discontinued operations	$—	$—
Net income available for common shareholders	$0.63	$0.12

See accompanying notes

HRPT PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$149,835	$32,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,703	27,186
Amortization of note discounts and premiums and deferred financing fees	1,138	665
Amortization of acquired real estate leases	7,675	5,197
Other amortization	2,562	2,005
Loss on early extinguishment of debt	1,659	—
Equity in earnings of equity investments	(3,136)	(3,394)
Gain on sale of equity investments	(116,287)	—
Distributions of earnings from equity investments	3,136	3,394
Change in assets and liabilities:
Decrease in restricted cash	5,032	2,419
Increase in rents receivable and other assets	(19,547)	(29,460)
Decrease in accounts payable and accrued expenses	(13,047)	(24,222)
Increase in rent collected in advance	5,256	677
Increase in security deposits	898	113
Decrease in due to affiliates	(1,240)	(9,852)
Cash provided by operating activities	54,637	6,963

Cash flows from investing activities:
Real estate acquisitions and improvements	(221,525)	(17,177)
Distributions in excess of earnings from equity investments	2,251	2,257
Proceeds from sale of equity investments	308,333	—
Cash provided by (used for) investing activities	89,059	(14,920)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	145,015	—
Redemption of preferred shares	(200,000)	—
Proceeds from issuance of common shares, net	—	259,017
Proceeds from borrowings	851,000	180,000
Payments on borrowings	(865,716)	(377,136)
Deferred financing fees	(1,344)	(4,813)
Distributions to common shareholders	(44,071)	(37,237)
Distributions to preferred shareholders	(12,438)	(11,500)
Cash (used for) provided by financing activities	(127,554)	8,331

Increase in cash and cash equivalents	16,142	374
Cash and cash equivalents at beginning of period	19,445	21,961
Cash and cash equivalents at end of period	$35,587	$22,335

Supplemental cash flow information:
Interest paid	$48,200	$50,797

Non-cash investing activities:
Real estate acquisitions	($7,532)	—

Non-cash financing activities:
Assumption of mortgage notes payable	7,532	—

See accompanying notes

HRPT PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year financial statements to conform to the current year’s presentation.

Note 2. Real Estate Properties

During the three months ended March 31, 2006, we acquired 35 office properties for $201,600, plus closing costs, and funded $23,470 of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $6,870 of mortgage debt.

Note 3. Indebtedness

In March 2006 we issued $400,000 of unsecured floating rate senior notes in a public offering, raising net proceeds of approximately $398,700. The notes bear interest at LIBOR plus a premium (5.5% at March 31, 2006), require quarterly interest payments and mature in March 2011. Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes. In March 2006 we also repaid our $350,000 term loan that was scheduled to mature in August 2009. We recognized a loss of $1,659 from the write off of deferred financing fees in connection with this repayment.

We have an unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes. This credit facility matures in April 2009 and has a borrowing capacity of $750,000. The interest rate on this facility averaged 5.2% and 3.2% per annum for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had $193,000 outstanding and $557,000 available under our revolving credit facility. Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

Note 4. Shareholders’ Equity

In February 2006 we issued 6,000,000 series C cumulative redeemable preferred shares in a public offering, raising net proceeds of $145,015. Each series C preferred share has a liquidation preference of $25.00 and requires dividends of $1.78125, 7 1/8% of the liquidation preference per annum, payable in equal quarterly payments. Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011. Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility. In March 2006 we redeemed all $200,000 of our 9.875% series A preferred shares by borrowing under our revolving credit facility. In connection with this redemption, the $6,914 excess of the liquidation preference of the redeemed shares over their carrying amount was deducted from net income to determine net income available for common shareholders.

Note 5. Equity Investments

At March 31, 2006, and December 31, 2005, we had the following equity investments in Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties:

	Equity Investments		Equity in Earnings
	March 31,	December 31,	Three Months Ended March 31,
	2006	2005	2006	2005
Senior Housing	$—	$94,952	$1,512	$1,821
Hospitality Properties	—	99,345	1,624	1,573
	$—	$194,297	$3,136	$3,394

On December 31, 2005, we owned 7,710,738 common shares, or 10.7%, of Senior Housing with a carrying value of $94,952 and a market value, based on quoted market prices, of $130,389, and 4,000,000 common shares, or 5.6%, of Hospitality Properties with a carrying value of $99,345 and a market value, based on quoted market prices, of $160,400. Our two managing trustees are also managing trustees of Senior Housing and Hospitality Properties and one of our managing trustees and our executive vice president are beneficial owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties. We account for our investments in Senior Housing and Hospitality Properties using the equity method of accounting.

In March 2006 we sold all 7,710,738 Senior Housing common shares we owned for $17.60 per common share, raising gross proceeds of $135,709 (net $133,064) and recognizing a gain of $39,066, and we sold all 4,000,000 Hospitality Properties common shares we owned for $44.75 per common share, raising gross proceeds of $179,000 (net $175,269) and recognizing a gain of $77,221.

Note 6. Segment Information

As of March 31, 2006, we owned 337 office properties and 137 industrial properties, excluding properties under contract for sale. We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We define these individual geographic segments as those which represent or generate 5% of more of our total square feet, revenues or property net operating income. Property level information by geographic segment and property type as of and for the three months ended March 31, 2006 and 2005, is as follows:

	As of March 31, 2006			As of March 31, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,447	—	5,447	5,452	—	5,452
Metro Washington, DC	2,645	—	2,645	2,644	—	2,644
Oahu, HI	—	17,943	17,943	—	9,699	9,699
Metro Boston, MA	2,737	—	2,737	2,742	—	2,742
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Atlanta, GA	2,128	—	2,128	1,777	—	1,777
Metro Austin, TX	1,490	1,316	2,806	1,490	1,316	2,806
Other Markets	17,111	4,574	21,685	12,676	4,573	17,249
Totals	33,002	23,833	56,835	28,225	15,588	43,813

Central business district, or CBD	11,327	158	11,485	10,698	158	10,856
Suburban	21,675	23,675	45,350	17,527	15,430	32,957
Total	33,002	23,833	56,835	28,225	15,588	43,813

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,862	$—	$31,862	$30,957	$—	$30,957
Metro Washington, DC	19,714	—	19,714	18,589	—	18,589
Oahu, HI	—	14,092	14,092	—	10,921	10,921
Metro Boston, MA	15,032	—	15,032	14,049	—	14,049
Southern California	11,925	—	11,925	11,522	—	11,522
Metro Atlanta, GA	8,836	—	8,836	7,954	—	7,954
Metro Austin, TX	6,757	3,334	10,091	5,594	4,130	9,724
Other Markets	68,590	9,417	78,007	53,338	9,500	62,838
Totals	$162,716	$26,843	$189,559	$142,003	$24,551	$166,554

CBD	$71,101	$279	$71,380	$65,935	$265	$66,200
Suburban	91,615	26,564	118,179	76,068	24,286	100,354
Total	$162,716	$26,843	$189,559	$142,003	$24,551	$166,554

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$16,855	$—	$16,855	$16,242	$—	$16,242
Metro Washington, DC	12,468	—	12,468	12,340	—	12,340
Oahu, HI	—	11,372	11,372	—	8,700	8,700
Metro Boston, MA	9,972	—	9,972	9,474	—	9,474
Southern California	8,389	—	8,389	7,860	—	7,860
Metro Atlanta, GA	5,556	—	5,556	5,170	—	5,170
Metro Austin, TX	3,299	1,842	5,141	2,850	1,909	4,759
Other Markets	41,634	6,369	48,003	32,842	6,060	38,902
Totals	$98,173	$19,583	$117,756	$86,778	$16,669	$103,447

CBD	$39,814	$215	$40,029	$37,750	$216	$37,966
Suburban	58,359	19,368	77,727	49,028	16,453	65,481
Total	$98,173	$19,583	$117,756	$86,778	$16,669	$103,447

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable GAAP financial measure reported in our consolidated financial statements for the three months ended March 31, 2006 and 2005. We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate individual, regional and company wide property level performance. NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to property results of operations. NOI does not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

	2006	2005
Rental income	$189,559	$166,554
Operating expenses	(71,803)	(63,107)
Property net operating income (NOI)	$117,756	$103,447

Property net operating income	$117,756	$103,447
Depreciation and amortization	(37,666)	(32,511)
General and administrative	(7,873)	(6,875)
Operating income	72,217	64,061

Interest income	1,235	180
Interest expense	(41,294)	(35,607)
Loss on early extinguishment of debt	(1,659)	—
Equity in earnings of equity investments	3,136	3,394
Gain on sale of equity investments	116,287	—
Income from continuing operations	149,922	32,028
(Loss) income from discontinued operations	(87)	207
Net income	149,835	32,235
Preferred distributions	(11,508)	(11,500)
Excess redemption price paid over carrying value of preferred shares	(6,914)	—
Net income available for common shareholders	$131,413	$20,735

Note 7. Subsequent Events

In April 2006 we declared a distribution of $0.21 per common share, or approximately $44,000, to be paid on or about May 24, 2006, to shareholders of record on April 24, 2006. We also announced a distribution on our series B preferred shares of $0.5469 per share, or $6,563, and a distribution on our series C preferred shares of $0.4750 per share, or $2,850, which will be paid on or about May 15, 2006, to our series B and C preferred shareholders of record as of May 1, 2006.

In April 2006 we purchased two properties with an aggregate of 504,000 square feet of space for $38,881, plus closing costs, with cash on hand, borrowings under our revolving credit facility and the assumption of mortgage debt. As of May 8, 2006, we have executed purchase agreements for nine additional properties with an aggregate of 608,000 square feet of space and an aggregate purchase price of $57,800. In addition, we have executed agreements for the sale of five properties with a total of 102,000 square feet of space and an aggregate sale price of $13,700. Properties held for sale are classified as such on our consolidated balance sheet and in discontinued operations on our consolidated statement of income. We currently expect to close on the sale of these properties within one year and gains on sales are estimated to be approximately $2,200. These potential purchase and sale transactions are subject to completion of due diligence and customary closing contingencies, and because of these contingencies we can provide no assurances that we will purchase or sell these properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We primarily own office buildings located throughout the United States. We also own approximately 18 million square feet of leased industrial and commercial lands in Oahu, Hawaii.

Property Operations

As of March 31, 2006, 93.4% of our total square feet was leased, compared to 93.9% leased as of March 31, 2005. The decrease reflects property acquisitions and a decrease in occupancy of 0.3% at properties we owned continuously since January 1, 2005. Occupancy data is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of March 31,		As of March 31,
	2006	2005	2006	2005
Total properties	474	367	367	367
Total square feet	56,835	43,813	43,758	43,758
Percent leased (3)	93.4%	93.9%	93.7%	94.0%

(1)            Excludes properties under contract for sale.

(2)            Based on properties owned continuously since January 1, 2005, and excludes properties under contract for sale.

(3)            Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the first quarter of 2006 we signed new leases for 606,000 square feet and lease renewals for 1,160,000 square feet, at weighted average rental rates that were 2% above rents previously charged for the same space. Average lease terms for leases signed during the quarter ended March 31, 2006, were 10.3 years. Commitments for tenant improvement and leasing costs for leases signed during the quarter ended March 31, 2006, totaled $10.71 per square foot on a weighted average basis.

During the past twelve months, the leasing market conditions in some of our markets have been improving. The occupancies at some of our continuously owned properties have stabilized and quoted rental rates in most of the areas where our properties are located seem to have increased. Also, required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals seem to have stabilized or declined. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. At this time, we believe the modest increases in effective rents will continue to improve the financial results at some of our currently owned properties during 2006. There are too many variables for us to reasonably project what the financial impact of these market conditions will be on our results for future periods.

Approximately 22% of our leased square feet are under leases scheduled to expire through December 31, 2008. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time. Lease expirations by year as of March 31, 2006, are as follows (in thousands):

Year	Sq. Ft. Expiring (1)	% of Sq. Ft. Expiring	Annualized Rental Income Expiring (2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2006	3,389	6.4%	$62,592	8.0%	8.0%
2007	3,966	7.5%	73,638	9.4%	17.4%
2008	4,423	8.3%	79,885	10.2%	27.6%
2009	3,648	6.9%	64,086	8.2%	35.8%
2010	4,801	9.0%	84,883	10.8%	46.6%
2011	4,693	8.8%	83,047	10.6%	57.2%
2012	3,221	6.1%	66,189	8.4%	65.6%
2013	1,883	3.5%	34,738	4.4%	70.0%
2014	1,978	3.7%	33,768	4.3%	74.3%
2015	2,480	4.7%	53,118	6.8%	81.1%
2016 and thereafter	18,621	35.1%	149,288	18.9%	100.0%
	53,103	100.0%	$785,232	100.0%

Weighted average remaining lease term (in years):
	9.7		6.6

(1)    Square feet is pursuant to signed leases as of March 31, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes square feet from properties classified in discontinued operations.

(2)    Rent is rents pursuant to signed leases as of March 31, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes rents from properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. As of March 31, 2006, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet	% of Rent (2)	Expiration
1. U. S. Government	5,017	9.4%	13.9%	2006 to 2020
2. GlaxoSmithKline plc	607	1.1%	1.8%	2013
3. PNC Financial Services Group	460	0.9%	1.4%	2021
4. Comcast Corporation	406	0.8%	1.2%	2006, 2008
5. Tyco International Ltd.	660	1.2%	1.2%	2007, 2017
6. Solectron Corporation	765	1.4%	1.2%	2014
7. Towers, Perrin, Forster & Crosby, Inc.	388	0.7%	1.2%	2006, 2011
8. Motorola, Inc.	770	1.5%	1.1%	2006, 2008, 2010
9. Manugistics, Inc.	283	0.5%	1.1%	2012
10. Ballard Spahr Andrews & Ingersoll, LLP	231	0.4%	1.1%	2008, 2015
11. Westinghouse Electric Corporation	534	1.0%	1.0%	2010, 2011
Total	10,121	18.9%	26.2%

(1) Square feet is pursuant to signed leases as of March 31, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes square feet from properties classified in discontinued operations.

(2) Rent is rents pursuant to signed leases as of March 31, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes rents from properties classified in discontinued operations.

Investing Activities

During the three months ended March 31, 2006, we acquired 35 office properties for $201.6 million, plus closing costs, and funded $23.5 million of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $6.9 million of mortgage debt. In April 2006 we purchased two properties with an aggregate of 504,000 square feet of space for $38.9 million, plus closing costs, using cash on hand, borrowings under our revolving credit facility and the assumption of mortgage debt. As of May 8, 2006, we have executed purchase agreements for nine additional properties with an aggregate of 608,000 square feet of space for a total purchase price of $57.8 million. In addition, we have executed agreements for the sale of five properties with a total of 102,000 square feet of space for an aggregate sale price of $13.7 million. Properties held for sale are classified as such on our consolidated balance sheet and in discontinued operations on our consolidated statement of income. We currently expect to close on the sale of these properties within one year and gains on sales are estimated to be approximately $2.2 million. These potential purchase and sale transactions are subject to completion of diligence and customary closing contingencies, and because of these contingencies we can provide no assurances that we will purchase or sell these properties.

Financing Activities

In February 2006 we issued 6 million series C cumulative redeemable preferred shares in a public offering, raising net proceeds of $145.0 million. In March 2006 we issued $400 million of unsecured floating rate senior notes in a public offering, raising net proceeds of approximately $398.7 million. Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility and for general business purposes. In March 2006 we redeemed all $200 million of our series A preferred shares and repaid our $350 million term loan by borrowing under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

	Three Months Ended March 31,

	2006	2005	Change	% Change
	(in thousands, except per share data)

Rental income	$189,559	$166,554	$23,005	13.8%

Expenses:
Operating expenses	71,803	63,107	8,696	13.8%
Depreciation and amortization	37,666	32,511	5,155	15.9%
General and administrative	7,873	6,875	998	14.5%
Total expenses	117,342	102,493	14,849	14.5%

Operating income	72,217	64,061	8,156	12.7%

Interest income	1,235	180	1,055	586.1%
Interest expense	(41,294)	(35,607)	(5,687)	(16.0)%
Loss on early extinguishment of debt	(1,659)	—	(1,659)	(100.0)%
Equity in earnings of equity investments	3,136	3,394	(258)	(7.6)%
Gain on sale of equity investments	116,287	—	116,287	100.0%
Income from continuing operations	149,922	32,028	117,894	368.1%
(Loss) income from discontinued operations	(87)	207	(294)	(142.0)%
Net income	149,835	32,235	117,600	364.8%
Preferred distributions	(11,508)	(11,500)	(8)	—%
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	(6,914)	(100.0)%
Net income available for common shareholders	$131,413	$20,735	$110,678	533.8%

Weighted average common shares outstanding	209,861	179,817	30,044	16.7%

Income from continuing operations per share	$0.63	$0.11	$0.52	472.7%
(Loss) income from discontinued operations per share	$—	$—	$—	—%
Net income available for common shareholders per share	$0.63	$0.12	$0.51	425.0%

Rental income. Rental income increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, as described in Note 6 to our consolidated financial statements. Rental income for the Oahu, HI segment increased $3.2 million, or 29%, primarily because of the acquisition of 43 properties since March 2005, and increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006. Rental income for the Other Markets segment increased $15.2 million, or 24%, primarily because of the acquisition of 55 properties since March 2005. Rental income includes non cash straight line rent adjustments totaling $4.8 million in 2006 and $6.5 million in 2005 and amortization of acquired real estate leases and obligations totaling ($3.2 million) in 2006 and ($1.7 million) in 2005. Rental income also includes lease termination fees totaling $249,000 in 2006 and $150,000 in 2005.

Total expenses. Total expenses increased for the three months ended March 31, 2006, compared to the same period in 2005, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2005 and 2006.

Interest expense. Interest expense increased for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, reflecting an increase in average total debt outstanding which was used primarily to finance acquisitions in 2006 and 2005. In addition, interest rates increased on our floating rate debt to 5.4% as of March 31, 2006, from 3.3% during the three months ended March 31, 2005.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in 2006 relates to the write off of deferred financing fees associated with the repayment of our $350 million term loan in March.

Gain on sale of equity investments. The gain on sale of equity investments reflects the sale in March 2006 of all of the common shares we owned in Senior Housing and Hospitality Properties.

Income from continuing operations. The increase in income from continuing operations is due primarily to the gain on sale of the common shares we owned in Senior Housing and Hospitality Properties and income from properties acquired since March 2005.

Net income and net income available for common shareholders. The increase in net income and net income available for common shareholders is due primarily to the gain on sale of Senior Housing and Hospitality Properties common shares in 2006 and property acquisitions since March 2005. Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future. Our future cash flows from operating activities will depend primarily upon the following factors:

•                  our ability to maintain or improve occupancies and effective rent rates at our continuously owned properties;

•                  our ability to restrain operating cost increases at our properties; and

•                  our ability to purchase new properties which produce positive cash flows from operations.

As discussed above, we believe that present leasing market conditions in some areas where our properties are located may result in modest increases in effective rents at some of our properties. Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms. We generally do not engage in development activities (except on a build to suit basis for an existing tenant), and we generally do not purchase turn around properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend entirely upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $54.6 million, $89.1 million and ($127.6) million, respectively, for the three months ended March 31, 2006, and $7.0 million, ($14.9) million and $8.3 million, respectively, for the three months ended March 31, 2005. Changes in all three categories between 2006 and 2005 are primarily related to property acquisitions in 2006 and 2005, our sale of all of our Senior Housing and Hospitality Properties common shares in 2006, our repayments and issuances of debt obligations and redemption and issuance of preferred shares, and our issuance of common shares in 2005.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of commercial banks. At March 31, 2006, there was $193 million outstanding and $557 million available on our revolving credit facility, and we had cash and cash equivalents of $35.6 million. We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2006, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2006	$6,745	$—	$—	$6,745	7.0%
2007	9,168	—	—	9,168	6.9%
2008	25,261	—	—	25,261	7.0%
2009	6,699	193,000	—	199,699	5.3%
2010	7,047	—	50,000	57,047	8.6%
2011	228,568	400,000	—	628,568	6.0%
2012	29,692	—	200,000	229,692	7.0%
2013	2,288	—	200,000	202,288	6.5%
2014	2,466	—	250,000	252,466	5.8%
2015	2,658	—	450,000	452,658	6.0%
2016 and thereafter	59,642	—	400,000	459,642	6.4%
	$380,234	$593,000	$1,550,000	$2,523,234	6.2%

(1)             Total debt outstanding as of March 31, 2006, net of unamortized premiums and discounts, equals $2,513,246.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due. Such alternatives usually include incurring additional term debt and issuing new equity securities. On June 28, 2004, our shelf registration statement to increase securities available for issuance to $2.7 billion became effective, and as of March 31, 2006, $1.1 billion was available. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions, but we expect both short and long term debt costs to increase gradually for at least the next few months. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During 2006 we purchased 35 office properties for $201.6 million, plus closing costs, and funded improvements to our owned properties totaling $23.5 million. We funded all our 2006 acquisitions with cash on hand and by borrowing under our revolving credit facility. As of March 31, 2006, we had outstanding agreements to purchase two properties containing 504,000 square feet of space for $38.9 million, plus closing costs. These properties were acquired in April 2006 with cash on hand, borrowings under our revolving credit facility and the assumption of $14.1 million of mortgage debt. In March 2006 we entered agreements to acquire nine additional properties containing 608,000 square feet for $57.8 million plus closing costs. In addition, we have executed agreements for the sale of five properties with an aggregate of 102,000 square feet for $13.7 million. The acquisitions and sales of these properties are subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if we will purchase or sell these properties.

During the three months ended March 31, 2006 and 2005, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Tenant improvements	$15,168	$11,657
Leasing costs	5,050	3,090
Building improvements (1)	5,615	4,984
Development, redevelopment and other activities (2)	2,687	536

(1)       Building improvements generally include recurring expenditures that are necessary to maintain the value of our properties.

(2)       Development, redevelopment and other activities generally include non-recurring expenditures that increase the value of our properties.

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2006, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	1,766	1,160	606
Total commitments for tenant improvements and leasing costs	$18,910	$9,944	$8,966
Leasing costs per square foot (whole dollars)	$10.71	$8.57	$14.80
Average lease term (years)	10.3	11.7	6.9
Leasing costs per square foot per year (whole dollars)	$1.04	$0.73	$2.14

In March 2006 we sold all 7.7 million of the common shares of beneficial interest we owned of Senior Housing, and all 4 million of the common shares of beneficial interest we owned of Hospitality Properties. Net sales proceeds of $308.3 million were used to reduce amounts outstanding on our revolving credit facility. As a result of these sales, we recognized gains of $116.3 million in 2006. We received cash distributions in 2006 before the sale of these shares totaling $2.5 million from Senior Housing and $2.9 million from Hospitality Properties. Our decision to liquidate our ownership positions in these companies was primarily based on our desire to self fund our core office and industrial properties acquisition activities. These sales are expected to initially be dilutive to our net income by less than $0.01 per share per quarter until amounts equal to the sale proceeds can be reinvested in accretive investments.

In February 2006 we issued 6 million series C cumulative redeemable preferred shares in a public offering for net proceeds of $145.0 million. Each series C preferred share has a liquidation preference of $25.00 and requires dividends of $1.78125, 7 1/8% of the liquidation preference per annum, payable in equal quarterly payments. Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011. We applied the net proceeds from this offering to reduce amounts outstanding on our revolving credit facility. In March 2006 we issued $400 million unsecured floating rate senior notes in a public offering raising net proceeds of approximately $398.7 million. The notes bear interest at LIBOR plus a premium (5.5% at March 31, 2006), require quarterly interest payments and mature in March 2011. Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes. In March 2006 we redeemed all $200 million of our 9.875% series A preferred shares and repaid our $350 million term loan that was scheduled to mature in August 2009 by borrowing under our revolving credit facility.

As of March 31, 2006, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$2,523,234	$6,745	$34,429	$256,746	$2,225,314
Tenant related obligations (1)	58,591	46,268	12,323	—	—
Purchase obligations (2)	96,681	96,681	—	—	—
Projected interest expense (3)	1,138,702	117,674	310,886	288,866	421,276
Total	$3,817,208	$267,368	$357,638	$545,612	$2,646,590

(1)    Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed as of March 31, 2006.

(2)    Represents the purchase price to acquire 11 properties for $96.7 million, which were the subject of executed purchase agreements on March 31, 2006.

(3)    Projected interest expense is attributable to only our long term debt obligations at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

As of March 31, 2006, we have no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at March 31, 2006, were our unsecured revolving credit facility and our $2.0 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. At March 31, 2006, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $380.2 million of mortgage notes outstanding at March 31, 2006.

None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings. However, our senior debt rating is used to determine the interest rate payable and the fees payable under our revolving credit facility.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more. Similarly, a default on our public debt indenture would be a default under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2005. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Our unsecured revolving credit facility and $400 million of our senior notes bear interest at floating rates and mature in April 2009 and March 2011, respectively. As of March 31, 2006, we had $193 million outstanding and $557 million available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. Repayments under our $400 million floating rate senior notes may be made any time on or after September 16, 2006. We borrow in U.S. dollars and borrowings under our revolving credit facility and $400 million of our senior notes require interest at LIBOR plus premiums. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the average interest rate payable on our $193 million outstanding on our revolving credit facility at March 31, 2006 and $400 million of our senior notes, was 5.4% per annum. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2006	5.4%	$593,000	$32,022
10% reduction	4.9%	$593,000	$29,057
10% increase	5.9%	$593,000	$34,987

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CHANGES IN CIRCUMSTANCES COULD CAUSE THE CLOSINGS OF OUR COMMITTED ACQUISITIONS AND SALES NOT TO OCCUR OR BE DELAYED BECAUSE THE RESULTS OF VARIOUS DILIGENCE ITEMS MAY CAUSE THE TRANSACTIONS TO FAIL TO CLOSE,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

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

Part II.   Other Information

Item 6.    Exhibits

10.1                           Amended and Restated Master Management Agreement dated as of January 1, 2006, by and between Reit Management & Research, LLC and HRPT Properties Trust. (filed herewith)

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
Dated: May 9, 2006

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 9, 2006