Form 10-Q
period 2006-06-30
HRPT PROPERTIES TRUST
filed 2006-08-08
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 2, 2006:  209,985,540

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2006

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$1,112,110	$1,080,563
Buildings and improvements	4,447,106	4,144,011
	5,559,216	5,224,574
Accumulated depreciation	(607,832)	(548,460)
	4,951,384	4,676,114
Properties held for sale	10,709	10,779
Acquired real estate leases	173,510	161,787
Equity investments in former subsidiaries	—	194,297
Cash and cash equivalents	35,099	19,445
Restricted cash	15,931	18,348
Rents receivable, net of allowance for doubtful accounts of $3,862 and $3,767, respectively	159,320	145,385
Other assets, net	95,566	101,012
Total assets	$5,441,519	$5,327,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$280,000	$256,000
Senior unsecured debt, net	1,940,582	1,889,991
Mortgage notes payable, net	390,495	374,165
Accounts payable and accrued expenses	79,729	80,125
Acquired real estate lease obligations	44,300	38,987
Rent collected in advance	20,534	17,858
Security deposits	15,081	13,679
Due to affiliates	7,545	10,876
Total liabilities	2,778,266	2,681,681

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; zero and 8,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $200,000	—	193,086
Series B preferred shares; 8 ¾% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on February 15, 2011; 6,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $150,000	145,015	—
Common shares of beneficial interest, $0.01 par value: 250,000,000 shares authorized; 209,985,540 and 209,860,625 shares issued and outstanding, respectively	2,100	2,099
Additional paid in capital	2,773,664	2,779,159
Cumulative net income	1,634,123	1,452,774
Cumulative common distributions	(1,982,984)	(1,894,818)
Cumulative preferred distributions	(198,514)	(176,663)
Total shareholders’ equity	2,663,253	2,645,486
Total liabilities and shareholders’ equity	$5,441,519	$5,327,167

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Rental income	$197,957	$173,814	$387,516	$340,368

Expenses:
Operating expenses	75,959	63,735	147,762	126,842
Depreciation and amortization	40,379	33,416	78,045	65,927
General and administrative	8,540	7,453	16,413	14,328
Total expenses	124,878	104,604	242,220	207,097

Operating income	73,079	69,210	145,296	133,271

Interest income	310	701	1,545	881
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $1,105, $668, $2,243 and $1,333, respectively)	(41,854)	(34,732)	(83,148)	(70,339)
Loss on early extinguishment of debt	—	—	(1,659)	—
Equity in earnings of equity investments	—	3,052	3,136	6,446
Gain on sale of equity investments	—	—	116,287	—
Gain on issuance of shares by equity investees	—	4,708	—	4,708
Income from continuing operations	31,535	42,939	181,457	74,967
(Loss) income from discontinued operations	(21)	215	(108)	422
Gain on sale of properties	—	7,592	—	7,592
Net income	31,514	50,746	181,349	82,981
Preferred distributions	(9,234)	(11,500)	(20,742)	(23,000)
Excess redemption price paid over carrying value of preferred shares	—	—	(6,914)	—
Net income available for common shareholders	$22,280	$39,246	$153,693	$59,981

Weighted average common shares outstanding	209,968	199,819	209,915	189,873

Basic and diluted earnings per common share:
Income from continuing operations	$0.11	$0.16	$0.73	$0.27
(Loss) income from discontinued operations	$—	$—	$—	$—
Net income available for common shareholders	$0.11	$0.20	$0.73	$0.32

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$181,349	$82,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63,297	54,878
Amortization of note discounts and premiums and deferred financing fees	2,243	1,333
Amortization of acquired real estate leases	14,968	10,655
Other amortization	5,371	4,244
Loss on early extinguishment of debt	1,659	—
Equity in earnings of equity investments	(3,136)	(6,446)
Gain on sale of equity investments	(116,287)	—
Gain on issuance of shares by equity investees	—	(4,708)
Distributions of earnings from equity investments	3,136	6,446
Gain on sale of properties	—	(7,592)
Change in assets and liabilities:
Decrease (increase) in restricted cash	2,417	(25)
Increase in rents receivable and other assets	(13,949)	(29,121)
(Decrease) increase in accounts payable and accrued expenses	(396)	5,429
Increase in rent collected in advance	2,676	2,840
Increase in security deposits	1,402	941
Decrease in due to affiliates	(3,331)	(4,964)
Cash provided by operating activities	141,419	116,891

Cash flows from investing activities:
Real estate acquisitions and improvements	(339,290)	(253,025)
Distributions in excess of earnings from equity investments	2,251	4,857
Proceeds from sale of properties	—	20,078
Proceeds from sale of equity investments	308,333	—
Cash used for investing activities	(28,706)	(228,090)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	145,015	—
Redemption of preferred shares	(200,000)	—
Proceeds from issuance of common shares, net	—	259,017
Proceeds from borrowings	964,000	380,000
Payments on borrowings	(894,210)	(423,847)
Deferred financing fees	(1,847)	(4,813)
Distributions to common shareholders	(88,166)	(79,198)
Distributions to preferred shareholders	(21,851)	(23,000)
Cash (used for) provided by financing activities	(97,059)	108,159

Increase (decrease) in cash and cash equivalents	15,654	(3,040)
Cash and cash equivalents at beginning of period	19,445	21,961
Cash and cash equivalents at end of period	$35,099	$18,921

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Supplemental cash flow information:
Interest paid	$79,188	$72,071

Non-cash investing activities:
Real estate acquisitions	$(20,585)	$—

Non-cash financing activities:
Issuance of common shares	$1,420	$53
Assumption of mortgage notes payable	20,585	—

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

Note 2.  Real Estate Properties

During the six months ended June 30, 2006, we acquired 46 office properties and one industrial property for $306,856, excluding closing costs, and funded $49,185 of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $20,585 of mortgage debt.

Note 3.  Indebtedness

In March 2006 we issued $400,000 of unsecured floating rate senior notes in a public offering, raising net proceeds of approximately $398,700.  The notes bear interest at LIBOR plus a premium (5.9% at June 30, 2006), require quarterly interest payments and mature in March 2011.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  In March 2006 we also repaid our $350,000 term loan that was scheduled to mature in August 2009.  We recognized a loss of $1,659 from the write off of deferred financing fees in connection with this repayment.

We have an unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  This credit facility matures in April 2009 and has a borrowing capacity of $750,000.  The interest rate on this facility averaged 5.4% and 3.4% per annum for the six months ended June 30, 2006 and 2005, respectively.  As of June 30, 2006, we had $280,000 outstanding and $470,000 available under our revolving credit facility.  We are currently working with the lead lender of our revolving credit facility concerning possible amendments to and the extension of our revolving credit facility, although there can be no assurance these changes will occur.  Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

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

On April 10, 2006, we issued 113,665 common shares to our manager, Reit Management & Research LLC, or RMR, in payment of an incentive fee of $1,298 for services rendered during 2005 based upon a per common share price of $11.42, the closing price of our common shares on the New York Stock Exchange on that day.

On May 23, 2006, we issued 11,250 common shares to our trustees as part of their annual compensation based upon a per common share price of $10.87, the closing price of our common shares on the New York Stock Exchange on that day.

Note 5.  Equity Investments

At June 30, 2006, and December 31, 2005, we had the following equity investments in Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties:

	Equity Investments		Equity in Earnings
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Senior Housing	$—	$94,952	$—	$1,834	$1,512	$3,655
Hospitality Properties	—	99,345	—	1,218	1,624	2,791
	$—	$194,297	$—	$3,052	$3,136	$6,446

In March 2006 we sold all 7,710,738 Senior Housing common shares we owned for $17.60 per common share, raising gross proceeds of $135,709 (net $133,064) and recognizing a gain of $39,066, and we sold all 4,000,000 Hospitality Properties common shares we owned for $44.75 per common share, raising gross proceeds of $179,000 (net $175,269) and recognizing a gain of $77,221.

Note 6.  Segment Information

As of June 30, 2006, we owned 348 office properties and 139 industrial properties, excluding properties under contract for sale.  We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type as of and for the three and six months ended June 30, 2006 and 2005, is as follows:

	As of June 30, 2006			As of June 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,448	—	5,448	5,453	—	5,453
Metro Washington, DC	2,645	—	2,645	2,645	—	2,645
Oahu, HI	—	17,929	17,929	—	17,879	17,879
Metro Boston, MA	2,737	—	2,737	2,738	—	2,738
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Atlanta, GA	2,127	—	2,127	1,777	—	1,777
Metro Austin, TX	1,491	1,316	2,807	1,489	1,316	2,805
Other Markets	18,010	4,882	22,892	13,376	4,573	17,949
Totals	33,902	24,127	58,029	28,922	23,768	52,690

Central business district, or CBD	11,328	158	11,486	11,329	158	11,487
Suburban	22,574	23,969	46,543	17,593	23,610	41,203
Total	33,902	24,127	58,029	28,922	23,768	52,690

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,632	$—	$31,632	$35,772	$—	$35,772
Metro Washington, DC	19,495	—	19,495	19,131	—	19,131
Oahu, HI	—	15,119	15,119	—	11,340	11,340
Metro Boston, MA	14,996	—	14,996	14,015	—	14,015
Southern California	11,879	—	11,879	11,546	—	11,546
Metro Atlanta, GA	8,807	—	8,807	8,072	—	8,072
Metro Austin, TX	7,103	3,759	10,862	5,487	4,262	9,749
Other Markets	75,060	10,107	85,167	54,693	9,496	64,189
Totals	$168,972	$28,985	$197,957	$148,716	$25,098	$173,814

CBD	$71,477	$279	$71,756	$69,578	$266	$69,844
Suburban	97,495	28,706	126,201	79,138	24,832	103,970
Total	$168,972	$28,985	$197,957	$148,716	$25,098	$173,814

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$17,216	$—	$17,216	$20,625	$—	$20,625
Metro Washington, DC	12,266	—	12,266	12,308	—	12,308
Oahu, HI	—	12,386	12,386	—	9,164	9,164
Metro Boston, MA	10,032	—	10,032	9,720	—	9,720
Southern California	8,173	—	8,173	7,603	—	7,603
Metro Atlanta, GA	5,275	—	5,275	5,148	—	5,148
Metro Austin, TX	3,395	2,074	5,469	2,560	1,984	4,544
Other Markets	44,560	6,621	51,181	34,072	6,895	40,967
Totals	$100,917	$21,081	$121,998	$92,036	$18,043	$110,079

CBD	$40,261	$216	$40,477	$40,346	$215	$40,561
Suburban	60,656	20,865	81,521	51,690	17,828	69,518
Total	$100,917	$21,081	$121,998	$92,036	$18,043	$110,079

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$63,493	$—	$63,493	$66,729	$—	$66,729
Metro Washington, DC	39,210	—	39,210	37,720	—	37,720
Oahu, HI	—	29,211	29,211	—	22,262	22,262
Metro Boston, MA	30,028	—	30,028	28,064	—	28,064
Southern California	23,804	—	23,804	23,068	—	23,068
Metro Atlanta, GA	17,643	—	17,643	16,025	—	16,025
Metro Austin, TX	13,859	7,094	20,953	11,081	8,391	19,472
Other Markets	143,651	19,523	163,174	108,032	18,996	127,028
Totals	$331,688	$55,828	$387,516	$290,719	$49,649	$340,368

CBD	$142,578	$558	$143,136	$135,513	$532	$136,045
Suburban	189,110	55,270	244,380	155,206	49,117	204,323
Total	$331,688	$55,828	$387,516	$290,719	$49,649	$340,368

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$34,072	$—	$34,072	$36,867	$—	$36,867
Metro Washington, DC	24,735	—	24,735	24,648	—	24,648
Oahu, HI	—	23,758	23,758	—	17,863	17,863
Metro Boston, MA	20,004	—	20,004	19,194	—	19,194
Southern California	16,562	—	16,562	15,463	—	15,463
Metro Atlanta, GA	10,830	—	10,830	10,318	—	10,318
Metro Austin, TX	6,693	3,917	10,610	5,410	3,892	9,302
Other Markets	86,195	12,988	99,183	66,915	12,956	79,871
Totals	$199,091	$40,663	$239,754	$178,815	$34,711	$213,526

CBD	$80,075	$431	$80,506	$78,095	$431	$78,526
Suburban	119,016	40,232	159,248	100,720	34,280	135,000
Total	$199,091	$40,663	$239,754	$178,815	$34,711	$213,526

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable GAAP financial measure reported in our consolidated financial statements for the three and six months ended June 30, 2006 and 2005.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to property results of operations.  NOI does not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental income	$197,957	$173,814	$387,516	$340,368
Operating expenses	(75,959)	(63,735)	(147,762)	(126,842)
Property net operating income (NOI)	$121,998	$110,079	$239,754	$213,526

Property net operating income	$121,998	$110,079	$239,754	$213,526
Depreciation and amortization	(40,379)	(33,416)	(78,045)	(65,927)
General and administrative	(8,540)	(7,453)	(16,413)	(14,328)
Operating income	73,079	69,210	145,296	133,271

Interest income	310	701	1,545	881
Interest expense	(41,854)	(34,732)	(83,148)	(70,339)
Loss on early extinguishment of debt	—	—	(1,659)	—
Equity in earnings of equity investments	—	3,052	3,136	6,446
Gain on sale of equity investments	—	—	116,287	—
Gain on issuance of shares by equity investees	—	4,708	—	4,708
Income from continuing operations	31,535	42,939	181,457	74,967
(Loss) income from discontinued operations	(21)	215	(108)	422
Gain on sale of properties	—	7,592	—	7,592
Net income	31,514	50,746	181,349	82,981
Preferred distributions	(9,234)	(11,500)	(20,742)	(23,000)
Excess redemption price paid over carrying value of preferred shares	—	—	(6,914)	—
Net income available for common shareholders	$22,280	$39,246	$153,693	$59,981

Note 7.  Subsequent Events

In July 2006 we declared a distribution of $0.21 per common share, or approximately $44,000, to be paid on or about August 25, 2006, to shareholders of record on July 25, 2006.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $6,563, and a distribution on our series C preferred shares of $0.4453 per share, or $2,672, which will be paid on or about August 15, 2006, to our series B and C preferred shareholders of record as of August 1, 2006.

In July 2006 we sold four properties with a total of approximately 68,000 square feet of space for an aggregate sales price of $9,200.  We also have an executed purchase agreement for the sale of one property with approximately 33,000 square feet of space at a sale price of $4,500.  We currently expect to close the sale of this property in the third or fourth quarters of 2006.  This potential sale transaction is subject to customary closing contingencies, and because of these contingencies we can provide no assurances that we will sell this property.  These properties are classified as held for sale on our consolidated balance sheet and in discontinued operations on our consolidated statement of income.

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

Property Operations

As of June 30, 2006, 93.6% of our total square feet was leased, compared to 94.1% leased as of June 30, 2005.  The decrease reflects property acquisitions and a decrease in occupancy of 0.2% at properties we owned continuously since January 1, 2005.  Occupancy data is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of June 30,		As of June 30,
	2006	2005	2006	2005
Total properties	487	410	367	367
Total square feet	58,029	52,690	43,745	43,745
Percent leased (3)	93.6%	94.1%	93.8%	94.0%

(1)             Excludes properties under contract for sale.

(2)             Based on properties owned continuously since January 1, 2005, and excludes properties under contract for sale.

(3)             Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the second quarter of 2006 we signed new leases for 629,000 square feet and lease renewals for 1,343,000 square feet, at weighted average rental rates that were 5% above rents previously charged for the same space.  Average lease terms for leases signed during the quarter ended June 30, 2006, were 8.0 years.  Commitments for tenant improvement and leasing costs for leases signed during the quarter ended June 30, 2006, totaled $26.1 million, or $13.23 per square foot (approximately $1.65/sq. ft. per year of the lease term).

During the past twelve months, the leasing market conditions in some of our markets have been improving.  The occupancies at some of our continuously owned properties have stabilized and quoted rental rates in most of the areas where our properties are located seem to have increased modestly.  Also, required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals seem to have stabilized or declined modestly.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  At this time, we believe the modest increases in effective rents will continue to improve the financial results at some of our currently owned properties during 2006.  There are too many variables for us to reasonably project what the financial impact of these market conditions will be on our results for future periods.

Approximately 20% of our leased square feet are under leases scheduled to expire through December 31, 2008.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of June 30, 2006, are as follows (in thousands):

Year	Sq. Ft. Expiring (1)	% of Sq. Ft. Expiring	Annualized Rental Income Expiring (2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2006	2,621	4.8%	$47,010	5.8%	5.8%
2007	3,932	7.2%	70,535	8.8%	14.6%
2008	4,516	8.3%	79,381	9.9%	24.5%
2009	3,586	6.6%	64,494	8.0%	32.5%
2010	5,125	9.4%	90,957	11.3%	43.8%
2011	4,768	8.8%	84,071	10.4%	54.2%
2012	3,458	6.4%	70,803	8.8%	63.0%
2013	2,162	4.0%	40,979	5.1%	68.1%
2014	2,315	4.3%	38,662	4.8%	72.9%
2015	2,408	4.4%	51,835	6.4%	79.3%
2016 and thereafter	19,414	35.8%	166,276	20.7%	100.0%
	54,305	100.0%	$805,003	100.0%

Weighted average remaining lease term (in years):	9.6		6.6

(1)             Square feet is pursuant to signed leases as of June 30, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes square feet from properties classified in discontinued operations.

(2)             Rent is rents pursuant to signed leases as of June 30, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization and rents from properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of June 30, 2006, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	5,022	9.2%	13.7%	2006 to 2020
2. GlaxoSmithKline plc	607	1.1%	1.8%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. Comcast Corporation	406	0.7%	1.2%	2006, 2008
5. Solectron Corporation	765	1.4%	1.1%	2014
6. Tyco International Ltd.	660	1.2%	1.1%	2007, 2017
7. Motorola, Inc.	775	1.4%	1.1%	2006, 2008, 2010
8. The Scripps Research Institute	164	0.3%	1.1%	2019
9. Manugistics, Inc.	283	0.5%	1.1%	2012
10. Ballard Spahr Andrews & Ingersoll, LLP	231	0.4%	1.1%	2008, 2015
11. Westinghouse Electric Corporation	534	1.0%	1.0%	2010, 2011
Total	9,907	18.0%	25.7%

(1)             Square feet is pursuant to signed leases as of June 30, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes square feet from properties classified in discontinued operations.

(2)             Rent is rents pursuant to signed leases as of June 30, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization and rents from properties classified in discontinued operations.

Investing Activities

During the six months ended June 30, 2006, we acquired 46 office properties and one industrial property for $306.9 million, excluding closing costs, and funded $49.2 million of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $20.6 million of mortgage debt.  In July 2006 we sold four properties with a total of approximately 68,000 square feet of space for an aggregate sales price of $9.2 million.  We also have an executed purchase agreement for the sale of one property with approximately 33,000 square feet of space at a sale price of $4.5 million.  We currently expect to close the sale of this property in the third or fourth quarters of 2006.  This potential sale transaction is subject to customary closing contingencies, and because of these contingencies we can provide no assurances that we will sell this property.  These properties are classified as held for sale on our consolidated balance sheet and in discontinued operations on our consolidated statement of income.

Financing Activities

In February 2006 we issued six million series C cumulative redeemable preferred shares in a public offering, raising net proceeds of $145.0 million.  In March 2006 we issued $400 million of unsecured floating rate senior notes in a public offering, raising net proceeds of approximately $398.7 million.  Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  In March 2006 we redeemed all $200 million of our series A preferred shares and repaid our $350 million term loan by borrowing under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(in thousands, except per share data)

Rental income	$197,957	$173,814	$24,143	13.9%

Expenses:
Operating expenses	75,959	63,735	12,224	19.2%
Depreciation and amortization	40,379	33,416	6,963	20.8%
General and administrative	8,540	7,453	1,087	14.6%
Total expenses	124,878	104,604	20,274	19.4%

Operating income	73,079	69,210	3,869	5.6%

Interest income	310	701	(391)	(55.8)%
Interest expense	(41,854)	(34,732)	(7,122)	(20.5)%
Equity in earnings of equity investments	—	3,052	(3,052)	(100.0)%
Gain on issuance of shares by equity investees	—	4,708	(4,708)	(100.0)%
Income from continuing operations	31,535	42,939	(11,404)	(26.6)%
(Loss) income from discontinued operations	(21)	215	(236)	(109.8)%
Gain on sale of properties	—	7,592	(7,592)	(100.0)%
Net income	31,514	50,746	(19,232)	(37.9)%
Preferred distributions	(9,234)	(11,500)	2,266	19.7%
Net income available for common shareholders	$22,280	$39,246	$(16,966)	(43.2)%

Weighted average common shares outstanding	209,968	199,819	10,149	5.1%

Income from continuing operations per share	$0.11	$0.16	$(0.05)	(31.3)%
(Loss) income from discontinued operations per share	$—	$—	$—	—%
Net income available for common shareholders per share	$0.11	$0.20	$(0.09)	(45.0)%

Rental income.   Rental income increased for the three months ended June 30, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, offset by the decrease in rental income from our Philadelphia segment, all as described in Note 6 to our consolidated financial statements.  Rental income for the Oahu, HI segment increased $3.8 million, or 33%, primarily because of the acquisition of 44 properties in June 2005, and increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006.  Rental income for the Other Markets segment increased $21.0 million, or 33%, primarily because of the acquisition of 67 properties since March 2005.  Rental income for the Metro Philadelphia, PA segment decreased $4.1 million, or 12%, primarily because of non-recurring rent recovery income received during the second quarter of 2005 and a decline in occupancy during 2006.  Rental income includes non cash straight line rent adjustments totaling $5.2 million in 2006 and $5.7 million in 2005 and amortization of acquired real estate leases and obligations totaling ($2.3 million) in 2006 and ($1.8 million) in 2005.  Rental income also includes lease termination fees totaling $251,000 in 2006 and $285,000 in 2005.

Total expenses.   Total expenses increased for the three months ended June 30, 2006, compared to the same period in 2005, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2005 and 2006.

Interest expense.   Interest expense increased for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, reflecting an increase in average total debt outstanding which was used primarily to finance acquisitions in 2006 and 2005, and the increase in weighted average interest rates on our floating rate debt from 3.8% during the three months ended June 30, 2005, to 5.6% during the three months ended June 30, 2006.

Equity in earnings of equity investments.   Equity in earnings of equity investments decreased in 2006 due to the sale of all of the common shares we owned in Senior Housing and Hospitality Properties in March 2006.

Gain on issuance of shares by equity investees.   The gain on issuance of shares by equity investees reflects the issuance of common shares during 2005 by Hospitality Properties at prices above our per share carrying value.

Gain on sale of properties.   The gain on sale of properties in the prior year reflects the sale of 237,000 square feet of industrial property located in the Metro Boston, MA area for $20.5 million during the second quarter of 2005.

Income from continuing operations.   The decrease in income from continuing operations is due primarily to our sale of equity investments during the first quarter of 2006, and an increase during 2006 in interest expense due to the increase in average total debt outstanding and the increase in floating interest rates, offset by the acquisition of properties since March 2005.

Net income and net income available for common shareholders.   The decrease in net income and net income available for common shareholders is due primarily to the sale of Senior Housing and Hospitality Properties common shares in 2006, an increase during 2006 in interest expense due to an increase in average total debt outstanding and the increase in floating interest rates, and the gain on sale of 237,000 square feet of industrial property in 2005, offset by property acquisitions since March 2005.  Net income available for common shareholders is net income reduced by preferred distributions.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(in thousands, except per share data)

Rental income	$387,516	$340,368	$47,148	13.9%

Expenses:
Operating expenses	147,762	126,842	20,920	16.5%
Depreciation and amortization	78,045	65,927	12,118	18.4%
General and administrative	16,413	14,328	2,085	14.6%
Total expenses	242,220	207,097	35,123	17.0%

Operating income	145,296	133,271	12,025	9.0%

Interest income	1,545	881	664	75.4%
Interest expense	(83,148)	(70,339)	(12,809)	(18.2)%
Loss on early extinguishment of debt	(1,659)	—	(1,659)	(100.0)%
Equity in earnings of equity investments	3,136	6,446	(3,310)	(51.3)%
Gain on sale of equity investments	116,287	—	116,287	100.0%
Gain on issuance of shares by equity investees	—	4,708	(4,708)	(100.0)%
Income from continuing operations	181,457	74,967	106,490	142.0%
(Loss) income from discontinued operations	(108)	422	(530)	(125.6)%
Gain on sale of properties	—	7,592	(7,592)	(100.0)%
Net income	181,349	82,981	98,368	118.5%
Preferred distributions	(20,742)	(23,000)	2,258	9.8%
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	(6,914)	(100.0)%
Net income available for common shareholders	$153,693	$59,981	$93,712	156.2%

Weighted average common shares outstanding	209,915	189,873	20,042	10.6%

Income from continuing operations per share	$0.73	$0.27	$0.46	170.4%
(Loss) income from discontinued operations per share	$—	$—	$—	—%
Net income available for common shareholders per share	$0.73	$0.32	$0.41	128.1%

Rental income.   Rental income increased for the six months ended June 30, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, as described in Note 6 to our consolidated financial statements.  Rental income for the Oahu, HI segment increased $6.9 million, or 31%, primarily because of the acquisition of 44 properties in June 2005, and increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006.  Rental income for the Other Markets segment increased $36.1 million, or 28%, primarily because of the acquisition of 67 properties since December 2004.  Rental income includes non cash straight line rent adjustments totaling $10.1 million in 2006 and $12.3 million in 2005 and amortization of acquired real estate leases and obligations totaling ($5.5 million) in 2006 and ($3.5 million) in 2005.  Rental income also includes lease termination fees totaling $500,000 in 2006 and $435,000 in 2005.

Total expenses.   Total expenses increased for the six months ended June 30, 2006, compared to the same period in 2005, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2005 and 2006.

Interest expense.   Interest expense increased for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, reflecting an increase in average total debt outstanding which was used primarily to finance acquisitions in 2006 and 2005, and the increase in weighted average interest rates on our floating rate debt from 3.5% during the six months ended June 30, 2005, to 5.5% during the six months ended June 30, 2006.

Loss on early extinguishment of debt.   The loss on early extinguishment of debt in 2006 relates to the write off of deferred financing fees associated with the repayment of our $350 million term loan in March.

Equity in earnings of equity investments.   Equity in earnings of equity investments decreased in 2006 due to our sale of all of the common shares we owned in Senior Housing and Hospitality Properties in March 2006.

Gain on sale of equity investments.   The gain on sale of equity investments reflects the sale in March 2006 of all of the common shares we owned in Senior Housing and Hospitality Properties.

Gain on issuance of shares by equity investees.   The gain on issuance of shares by equity investees reflects the issuance of common shares during 2005 by Hospitality Properties at prices above our per share carrying value.

Gain on sale of properties.   The gain on sale of properties in the prior year reflects the sale of 237,000 square feet of industrial property located in the Metro Boston, MA area for $20.5 million during the second quarter of 2005.

Income from continuing operations.   The increase in income from continuing operations is due primarily to the gain on sale of the common shares we owned in Senior Housing and Hospitality Properties in 2006 and income from properties acquired since December 2004, offset by an increase during 2006 in interest expense due to the increase in average total debt outstanding and the increase in floating interest rates.

Net income and net income available for common shareholders.   The increase in net income and net income available for common shareholders is due primarily to the gain on sale of Senior Housing and Hospitality Properties common shares in 2006 and property acquisitions since December 2005, offset by an increase in interest expense due to the increase in average total debt outstanding and the increase in floating interest rates, and the gain on sale of 237,000 square feet of industrial property in 2005.  Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006.

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

As discussed above, we believe that present leasing market conditions in some areas where our properties are located may result in modest increases in effective rents at some of our properties.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms.  We generally do not engage in development activities (except on a build to suit basis), and we generally do not purchase turn around properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend entirely upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $141.4 million, ($28.7) million and ($97.1) million, respectively, for the six months ended June 30, 2006, and $116.9 million, ($228.1) million and $108.2 million, respectively, for the six months ended June 30, 2005.  Changes in all three categories between 2006 and 2005 are primarily related to property acquisitions and sales in 2006 and 2005, our sale of all of our Senior Housing and Hospitality Properties common shares in 2006, our repayments and issuances of debt obligations and redemption and issuance of preferred shares, and our issuance of common shares in 2005.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of commercial banks.  At June 30, 2006, there was $280 million outstanding and $470 million available on our revolving credit facility, and we had cash and cash equivalents of $35.1 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.  We are currently working with the lead lender of our revolving credit facility concerning possible amendments to and the extension of our revolving credit facility, although there can be no assurance these changes will occur.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2006, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2006	$4,406	$—	$—	$4,406	6.8%
2007	9,402	—	—	9,402	6.9%
2008	25,507	—	—	25,507	7.0%
2009	6,957	280,000	—	286,957	5.4%
2010	7,319	—	50,000	57,319	8.5%
2011	228,854	400,000	—	628,854	6.1%
2012	29,990	—	200,000	229,990	7.0%
2013	2,603	—	200,000	202,603	6.5%
2014	14,505	—	250,000	264,505	5.7%
2015	2,658	—	450,000	452,658	6.0%
2016 and thereafter	59,642	—	400,000	459,642	6.4%
	$391,843	$680,000	$1,550,000	$2,621,843	6.2%

(1)             Total debt outstanding as of June 30, 2006, net of unamortized premiums and discounts, equals $2,611,077.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  At August 2, 2006, we had $245 million outstanding and $505 million available under our revolving credit facility.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions, but we expect both short and long term debt costs to be volatile for the next few months.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During 2006 we purchased 46 office properties and one industrial property for $306.9 million, excluding closing costs, and funded improvements to our owned properties totaling $49.2 million.  We funded all our 2006 acquisitions and improvements to our owned properties with cash on hand, by borrowing under our revolving credit facility and assuming $20.6 million of mortgage debt.  In July 2006 we sold four properties with a total of approximately 68,000 square feet of space for an aggregate sales price of $9.2 million.  We also have an executed purchase agreement for the sale of one property with approximately 33,000 square feet of space at a sale price of $4.5 million.  We currently expect to close the sale of this property in the third or fourth quarters of 2006.  This potential sale transaction is subject to customary closing contingencies, and because of these contingencies we can provide no assurances that we will sell this property.  These properties are classified as held for sale on our consolidated balance sheet and in discontinued operations on our consolidated statement of income.

During the three and six months ended June 30, 2006 and 2005, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Tenant improvements	$14,641	$21,315	$29,809	$32,972
Leasing costs	9,692	7,588	14,742	10,678
Building improvements (1)	6,254	1,821	11,869	6,805
Development, redevelopment and other activities (2)	4,820	5,396	7,507	5,932

(1)             Building improvements generally include recurring expenditures that are necessary to maintain the value of our properties.

(2)             Development, redevelopment and other activities generally include non-recurring expenditures that increase the value of our properties.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2006, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	1,972	1,343	629
Total commitments for tenant improvements and leasing costs	$26,091	$15,116	$10,975
Leasing costs per square foot (whole dollars)	$13.23	$11.26	$17.45
Average lease term (years)	8.0	8.9	6.2
Leasing costs per square foot per year (whole dollars)	$1.65	$1.26	$2.81

In March 2006 we sold all 7.7 million of the common shares of beneficial interest we owned of Senior Housing, and all four million of the common shares of beneficial interest we owned of Hospitality Properties.  Net sales proceeds of $308.3 million were used to reduce amounts outstanding on our revolving credit facility.  As a result of these sales, we recognized gains of $116.3 million in 2006.  We received cash distributions in 2006 before the sale of these shares totaling $2.5 million from Senior Housing and $2.9 million from Hospitality Properties.

In February 2006 we issued six million series C cumulative redeemable preferred shares in a public offering for net proceeds of $145.0 million.  Each series C preferred share has a liquidation preference of $25.00 and requires dividends of $1.78125, 7 1/8% of the liquidation preference per annum, payable in equal quarterly payments.  Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.  We applied the net proceeds from this offering to reduce amounts outstanding on our revolving credit facility.  In March 2006 we issued $400 million unsecured floating rate senior notes in a public offering raising net proceeds of approximately $398.7 million.  The notes bear interest at LIBOR plus a premium (5.9% at June 30, 2006), require quarterly interest payments and mature in March 2011.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  In March 2006 we redeemed all $200 million of our 9.875% series A preferred shares and repaid our $350 million term loan that was scheduled to mature in August 2009 by borrowing under our revolving credit facility.

As of June 30, 2006, we have no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at June 30, 2006, were our unsecured revolving credit facility and our $2.0 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At June 30, 2006, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $391.8 million of mortgage notes outstanding at June 30, 2006.

None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility.

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

Our unsecured revolving credit facility and $400 million of our senior notes bear interest at floating rates and mature in April 2009 and March 2011, respectively.  As of June 30, 2006, we had $280 million outstanding and $470 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our $400 million floating rate senior notes may be made any time on or after September 16, 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and $400 million of our senior notes require interest at LIBOR plus premiums.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the average interest rate payable on our $280 million outstanding on our revolving credit facility at June 30, 2006 and $400 million of our senior notes, was 5.8% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2006	5.8%	$680,000	$39,440
10% reduction	5.2%	$680,000	$35,360
10% increase	6.4%	$680,000	$43,520

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINGENCIES IN OUR COMMITTED ACQUISITIONS AND SALES MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR BE DELAYED,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, OUR IMPLEMENTATION OF FAS 141 HAS REQUIRED US TO MAKE JUDGMENTS ABOUT THE ALLOCATION OF THE PURCHASE PRICES OF PROPERTIES WHICH AFFECT OUR FINANCIAL STATEMENTS, INCLUDING FUTURE INCOME; THESE JUDGMENTS ARE BASED UPON OUR ESTIMATES, BELIEFS AND EXPECTATIONS ABOUT VACANT BUILDING VALUES AND RENTAL RATES, BUT SUCH ESTIMATES, BELIEFS AND EXPECTATIONS MAY PROVE TO BE INACCURATE.

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

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, AS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HRPT PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2006, we issued 113,665 common shares to RMR in payment of an incentive fee of $1,298,054, for services rendered during 2005 based upon a per common share price of $11.42, the closing price of our common shares on the New York Stock Exchange on April 10, 2006.  On May 23, 2006, as part of their annual compensation, each of our trustees received a grant of 2,250 common shares valued at $10.87 per common share, the closing price of our common shares on the New York Stock Exchange on May 23, 2006.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our regular annual meeting on May 23, 2006, our shareholders elected William A. Lamkin and Adam D. Portnoy to serve as trustees for a term of three years.  There were 185,912,335.210 and 184,631,654.957 shares voted in favor of, and 7,513,309.068 and 8,793,989.321 shares withheld from voting for, the election of Mr. Lamkin and Mr. Portnoy, respectively.  Patrick F. Donelan, Barry M. Portnoy and Frederick N. Zeytoonjian continue to serve as trustees for terms ending in 2007, 2008 and 2008, respectively.

Also at our annual meeting of shareholders, our shareholders approved the following:

•                                          Amendments to our declaration of trust that increase certain beneficial ownership limitations from 8.5% to 9.8% of the value of our total shares outstanding and provide that our bylaws may include measures to enforce those ownership limitations, in addition to the mechanisms provided in the declaration of trust (approved by a vote of 181,820,435.218 shares voting for, 5,945,275.038 shares voting against and 5,659,934.022 shares abstaining);

•                                          An amendment to our declaration of trust that provides our board of trustees with the power to amend the declaration of trust to change our name (approved by a vote of 186,963,916.090 shares voting for, 5,345,597.954 shares voting against and 1,116,130.234 shares abstaining);

•                                          An amendment to our declaration of trust that permits us to issue shares without certificates (approved by a vote of 185,344,099.570 shares voting for, 6,721,098.771 shares voting against and 1,360,445.937 shares abstaining); and

•                                          An amendment to our declaration of trust to remove our obligation to deliver certain reports to our shareholders (approved by a vote of 178,528,015.570 shares voting for, 12,293,823.789 shares voting against and 2,603,804.919 shares abstaining).

Item 6.    Exhibits

3.1                                 Composite copy of Third Amendment and Restatement of Declaration of Trust of the Company dated July 1, 1994, as amended to date. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated May 25, 2006)

10.1                           Summary of Trustee Compensation. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 25, 2006)

10.2                           Representative form of Indemnification Agreement. (filed herewith)

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
Dated: August 8, 2006

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 8, 2006