Form 10-Q
period 2006-09-30
HRPT PROPERTIES TRUST
filed 2006-11-08
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9317

HRPT PROPERTIES TRUST

Maryland	04-6558834
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-332-3990

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 6, 2006:  210,036,590

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2006

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$1,112,035	$1,080,563
Buildings and improvements	4,472,412	4,144,011
	5,584,447	5,224,574
Accumulated depreciation	(639,132)	(548,460)
	4,945,315	4,676,114
Properties held for sale	2,725	10,779
Acquired real estate leases	164,155	161,787
Equity investments in former subsidiaries	—	194,297
Cash and cash equivalents	33,458	19,445
Restricted cash	22,775	18,348
Rents receivable, net of allowance for doubtful accounts of $3,696 and $3,767, respectively	165,691	145,385
Other assets, net	120,659	101,012
Total assets	$5,454,778	$5,327,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$310,000	$256,000
Senior unsecured debt, net	1,940,878	1,889,991
Mortgage notes payable, net	388,743	374,165
Accounts payable and accrued expenses	75,796	80,125
Acquired real estate lease obligations	42,472	38,987
Rent collected in advance	20,211	17,858
Security deposits	15,154	13,679
Due to affiliates	19,643	10,876
Total liabilities	2,812,897	2,681,681

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; zero and 8,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $200,000	—	193,086
Series B preferred shares; 8 ¾% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on February 15, 2011; 6,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $150,000	145,015	—
Common shares of beneficial interest, $0.01 par value: 250,000,000 shares authorized; 210,036,590 and 209,860,625 shares issued and outstanding, respectively	2,100	2,099
Additional paid in capital	2,774,270	2,779,159
Cumulative net income	1,665,477	1,452,774
Cumulative common distributions	(2,027,081)	(1,894,818)
Cumulative preferred distributions	(207,749)	(176,663)
Total shareholders’ equity	2,641,881	2,645,486
Total liabilities and shareholders’ equity	$5,454,778	$5,327,167

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Rental income	$202,542	$182,894	$590,058	$523,262

Expenses:
Operating expenses	80,219	69,173	227,981	196,014
Depreciation and amortization	41,064	34,490	119,109	100,417
General and administrative	8,513	9,102	24,926	23,430
Total expenses	129,796	112,765	372,016	319,861

Operating income	72,746	70,129	218,042	203,401

Interest income	573	408	2,118	1,289
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $1,105, $392, $3,348 and $1,725, respectively)	(43,169)	(35,628)	(126,317)	(105,967)
Loss on early extinguishment of debt	—	(168)	(1,659)	(168)
Equity in earnings of equity investments	—	3,494	3,136	9,940
Gain on sale of equity investments	—	—	116,287	—
Gain on issuance of shares by equity investees	—	—	—	4,708
Income from continuing operations	30,150	38,235	211,607	113,203
Income (loss) from discontinued operations	32	62	(76)	483
Gain on sale of properties	1,172	—	1,172	7,592
Net income	31,354	38,297	212,703	121,278
Preferred distributions	(9,234)	(11,500)	(29,976)	(34,500)
Excess redemption price paid over carrying value of preferred shares	—	—	(6,914)	—
Net income available for common shareholders	$22,120	$26,797	$175,813	$86,778

Weighted average common shares outstanding	209,992	201,459	209,941	193,778

Basic and diluted earnings per common share:
Income from continuing operations	$0.10	$0.13	$0.83	$0.41
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income available for commonshareholders	$0.11	$0.13	$0.84	$0.45

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$212,703	$121,278
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	96,452	82,806
Amortization of note discounts and premiums and deferred financing fees	3,348	1,725
Amortization of acquired real estate leases	22,495	16,625
Other amortization	8,191	6,484
Loss on early extinguishment of debt	1,659	—
Equity in earnings of equity investments	(3,136)	(9,940)
Gain on sale of equity investments	(116,287)	—
Gain on issuance of shares by equity investees	—	(4,708)
Distributions of earnings from equity investments	3,136	9,940
Gain on sale of properties	(1,172)	(7,592)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(4,427)	5,162
Increase in rents receivable and other assets	(44,349)	(54,518)
Decrease in accounts payable and accrued expenses	(4,329)	(2,715)
Increase in rent collected in advance	2,353	4,852
Increase in security deposits	1,475	1,759
Increase in due to affiliates	8,767	9,396
Cash provided by operating activities	186,879	180,554

Cash flows from investing activities:
Real estate acquisitions and improvements	(366,370)	(411,277)
Distributions in excess of earnings from equity investments	2,251	7,014
Proceeds from sale of properties	6,231	20,078
Proceeds from sale of equity investments	308,333	—
Cash used for investing activities	(49,555)	(384,185)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	145,015	—
Redemption of preferred shares	(200,000)	—
Proceeds from issuance of common shares, net	—	383,974
Proceeds from borrowings	1,044,000	622,000
Payments on borrowings	(945,950)	(642,248)
Deferred financing fees	(3,027)	(4,881)
Distributions to common shareholders	(132,263)	(121,161)
Distributions to preferred shareholders	(31,086)	(34,500)
Cash (used for) provided by financing activities	(123,311)	203,184

Increase (decrease) in cash and cash equivalents	14,013	(447)
Cash and cash equivalents at beginning of period	19,445	21,961
Cash and cash equivalents at end of period	$33,458	$21,514

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Supplemental cash flow information:
Interest paid	$131,809	$120,666

Non-cash investing activities:
Real estate acquisitions	$(20,585)	$—

Non-cash financing activities:
Issuance of common shares	$2,026	$565
Assumption of mortgage notes payable	20,585	—

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

Note 2.  Real Estate Properties

During the nine months ended September 30, 2006, we acquired 46 office properties and one industrial property for $306,856, excluding closing costs, and funded $75,946 of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $20,585 of mortgage debt.  We also sold four office properties for gross proceeds of $9,200 ($6,231 after closing costs and deposits required to defease related mortgages) and recognized a gain of $1,172 during the nine months ended September 30, 2006.

As of September 30, 2006, we had outstanding agreements to purchase 15 properties containing approximately 1,652 square feet of space for $120,475, plus closing costs.  These properties were acquired in October 2006.

Note 3.  Indebtedness

In March 2006 we issued $400,000 of unsecured floating rate senior notes in a public offering, raising net proceeds of approximately $398,700.  The notes bear interest at LIBOR plus a premium (6.0% at September 30, 2006), require quarterly interest payments and mature in March 2011.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  In March 2006 we also repaid our $350,000 term loan that was scheduled to mature in August 2009.  We recognized a loss of $1,659 from the write off of deferred financing fees in connection with this repayment.

We have an unsecured revolving credit facility with a borrowing capacity of $750,000 that we use for acquisitions, working capital and general business purposes.  In August 2006, we amended and extended the maturity of this credit facility from April 2009 to August 2010, with an option to extend the facility an additional year.  Interest paid on drawings under this facility was reduced from LIBOR plus 65 basis points to LIBOR plus 55 basis points.  Certain covenants were also amended to reflect current market conditions.  The interest rate on this facility averaged 5.6% and 3.8% per annum, for the nine months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, we had $310,000 outstanding and $440,000 available under our revolving credit facility.  Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

Note 4.  Shareholders’ Equity

In February 2006 we issued 6,000,000 series C cumulative redeemable preferred shares in a public offering, raising net proceeds of $145,015.  Each series C preferred share has a liquidation preference of $25.00 and requires dividends of $1.78125, 7 1/8% of the liquidation preference per annum, payable in equal quarterly payments.  Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.  In March 2006 we redeemed all $200,000 of our 9.875% series A preferred shares by borrowing under our revolving credit facility.  In connection with this redemption, the $6,914 excess of the liquidation preference of the redeemed shares over their carrying amount was deducted from net income to determine net income available for common shareholders for the first quarter of 2006.

On April 10, 2006, we issued 113,665 common shares to our manager, Reit Management & Research LLC, or RMR, in payment of an incentive fee of $1,298 for services rendered during 2005 based upon a per common share price of $11.42, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day.  On May 23, 2006, we issued 11,250 common shares to our trustees as part of their annual compensation based upon a per common share price of $10.87, the closing price of our common shares on the NYSE on that day, and on September 20, 2006, we granted 51,050 common shares pursuant to our Incentive Share Award Plan to our officers and certain employees of RMR, based upon a per common share price of $11.88, the closing price of our common shares on the NYSE on that day.

Note 5.  Equity Investments

At September 30, 2006, and December 31, 2005, we had the following equity investments in Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties:

	Equity Investments		Equity in Earnings
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005
Senior Housing	$—	$94,952	$—	$1,770	$1,512	$5,425
Hospitality Properties	—	99,345	—	1,724	1,624	4,515
	$—	$194,297	$—	$3,494	$3,136	$9,940

In March 2006 we sold all 7,710,738 Senior Housing common shares we owned for $17.60 per common share, raising gross proceeds of $135,709 (net $133,064) and realizing a gain of $39,066, and we sold all 4,000,000 Hospitality Properties common shares we owned for $44.75 per common share, raising gross proceeds of $179,000 (net $175,269) and realizing a gain of $77,221.

Note 6.  Segment Information

As of September 30, 2006, we owned 348 office properties and 139 industrial properties, excluding properties under contract for sale.  We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type as of and for the three and nine months ended September 30, 2006 and 2005, is as follows:

	As of September 30, 2006			As of September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,453	—	5,453	5,454	—	5,454
Oahu, HI	—	17,929	17,929	—	17,879	17,879
Metro Washington, DC	2,645	—	2,645	2,645	—	2,645
Metro Boston, MA	2,740	—	2,740	2,738	—	2,738
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Austin, TX	1,492	1,316	2,808	1,490	1,316	2,806
Other Markets	20,170	4,881	25,051	16,491	4,573	21,064
Totals	33,944	24,126	58,070	30,262	23,768	54,030

Central business district, or CBD	11,335	158	11,493	11,331	158	11,489
Suburban	22,609	23,968	46,577	18,931	23,610	42,541
Total	33,944	24,126	58,070	30,262	23,768	54,030

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,784	$—	$31,784	$33,761	$—	$33,761
Oahu, HI	—	16,369	16,369	—	14,462	14,462
Metro Washington, DC	19,972	—	19,972	19,741	—	19,741
Metro Boston, MA	15,517	—	15,517	15,093	—	15,093
Southern California	12,323	—	12,323	12,457	—	12,457
Metro Austin, TX	7,298	3,454	10,752	5,749	3,888	9,637
Other Markets	85,775	10,050	95,825	68,179	9,564	77,743
Totals	$172,669	$29,873	$202,542	$154,980	$27,914	$182,894

CBD	$72,382	$291	$72,673	$72,537	$279	$72,816
Suburban	100,287	29,582	129,869	82,443	27,635	110,078
Total	$172,669	$29,873	$202,542	$154,980	$27,914	$182,894

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$17,025	$—	$17,025	$18,641	$—	$18,641
Oahu, HI	—	13,274	13,274	—	11,568	11,568
Metro Washington, DC	12,333	—	12,333	12,651	—	12,651
Metro Boston, MA	9,917	—	9,917	10,074	—	10,074
Southern California	8,522	—	8,522	8,630	—	8,630
Metro Austin, TX	3,334	1,863	5,197	2,384	1,968	4,352
Other Markets	49,258	6,797	56,055	41,591	6,214	47,805
Totals	$100,389	$21,934	$122,323	$93,971	$19,750	$113,721

CBD	$40,136	$214	$40,350	$41,209	$215	$41,424
Suburban	60,253	21,720	81,973	52,762	19,535	72,297
Total	$100,389	$21,934	$122,323	$93,971	$19,750	$113,721

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$95,277	$—	$95,277	$100,490	$—	$100,490
Oahu, HI	—	45,580	45,580	—	36,724	36,724
Metro Washington, DC	59,182	—	59,182	57,461	—	57,461
Metro Boston, MA	45,545	—	45,545	43,157	—	43,157
Southern California	36,128	—	36,128	35,525	—	35,525
Metro Austin, TX	21,157	10,548	31,705	16,830	12,279	29,109
Other Markets	247,069	29,572	276,641	192,237	28,559	220,796
Totals	$504,358	$85,700	$590,058	$445,700	$77,562	$523,262

CBD	$214,960	$850	$215,810	$208,049	$811	$208,860
Suburban	289,398	84,850	374,248	237,651	76,751	314,402
Total	$504,358	$85,700	$590,058	$445,700	$77,562	$523,262

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$51,096	$—	$51,096	$55,509	$—	$55,509
Oahu, HI	—	37,033	37,033	—	29,431	29,431
Metro Washington, DC	37,068	—	37,068	37,298	—	37,298
Metro Boston, MA	29,920	—	29,920	29,268	—	29,268
Southern California	25,084	—	25,084	24,093	—	24,093
Metro Austin, TX	10,028	5,779	15,807	7,794	5,861	13,655
Other Markets	146,284	19,785	166,069	118,825	19,169	137,994
Totals	$299,480	$62,597	$362,077	$272,787	$54,461	$327,248

CBD	$120,211	$644	$120,855	$119,304	$646	$119,950
Suburban	179,269	61,953	241,222	153,483	53,815	207,298
Total	$299,480	$62,597	$362,077	$272,787	$54,461	$327,248

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three and nine months ended September 30, 2006 and 2005.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental income	$202,542	$182,894	$590,058	$523,262
Operating expenses	(80,219)	(69,173)	(227,981)	(196,014)
Property net operating income (NOI)	$122,323	$113,721	$362,077	$327,248

Property net operating income	$122,323	$113,721	$362,077	$327,248
Depreciation and amortization	(41,064)	(34,490)	(119,109)	(100,417)
General and administrative	(8,513)	(9,102)	(24,926)	(23,430)
Operating income	72,746	70,129	218,042	203,401

Interest income	573	408	2,118	1,289
Interest expense	(43,169)	(35,628)	(126,317)	(105,967)
Loss on early extinguishment of debt	—	(168)	(1,659)	(168)
Equity in earnings of equity investments	—	3,494	3,136	9,940
Gain on sale of equity investments	—	—	116,287	—
Gain on issuance of shares by equity investees	—	—	—	4,708
Income from continuing operations	30,150	38,235	211,607	113,203
Income (loss) from discontinued operations	32	62	(76)	483
Gain on sale of properties	1,172	—	1,172	7,592
Net income	31,354	38,297	212,703	121,278
Preferred distributions	(9,234)	(11,500)	(29,976)	(34,500)
Excess redemption price paid over carrying value of preferred shares	—	—	(6,914)	—
Net income available for common shareholders	$22,120	$26,797	$175,813	$86,778

Note 7.  Subsequent Events

In October 2006, we declared a distribution of $0.21 per common share, or approximately $44,000, to be paid on or about November 22, 2006, to shareholders of record on October 23, 2006.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $6,563, and a distribution on our series C preferred shares of $0.4453 per share, or $2,672, which will be paid on or about November 15, 2006, to our series B and C preferred shareholders of record as of November 1, 2006.

In October 2006, we purchased 15 properties with a total of approximately 1,652 square feet of space for $120,475, plus closing costs, using cash on hand, borrowings under our revolving credit facility and the assumption of debt.  As of November 6, 2006, we have executed purchase agreements for two additional properties with an aggregate of 167 square feet of space and an aggregate purchase price of $29,200.  In addition, we have an executed purchase agreement for the sale of one property with approximately 33 square feet of space at a sale price of $4,500.  This property is classified as held for sale on our consolidated balance sheet and its operating results are included in discontinued operations in our consolidated statement of income.  We currently expect to close the sale of this property in the fourth quarter of 2006.  These potential purchase and sale transactions are subject to completion of due diligence and customary closing contingencies, and because of these contingencies we can provide no assurances that we will purchase or sell these properties.

In October 2006, we issued an aggregate of 15,180,000 series D cumulative convertible preferred shares, including 1,980,000 shares issued to cover over-allotments, in a public offering for net proceeds of approximately $368,300.  Each series D preferred share has a liquidation preference of $25.00 and requires dividends of $1.625, 6 ½%, per annum, payable in equal quarterly payments.  Our series D preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share.   On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate.  Net proceeds from this offering were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including acquisitions.

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

Property Operations

As of September 30, 2006, 93.4% of our total square feet was leased, compared to 93.9% leased as of September 30, 2005.  The decrease reflects property acquisitions and a decrease in occupancy of 0.4% at properties we owned continuously since July 1, 2005.  Occupancy data is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of September 30,		As of September 30,
	2006	2005	2006	2005
Total properties	487	429	410	410
Total square feet	58,070	54,030	52,750	52,750
Percent leased (3)	93.4%	93.9%	93.8%	94.2%

(1)    Excludes properties sold or under contract for sale.

(2)    Based on properties owned continuously since July 1, 2005, and excludes properties under contract for sale.

(3)    Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the third quarter of 2006 we signed new leases for 642,000 square feet and lease renewals for 766,000 square feet, at weighted average rental rates that were 9% above rents previously charged for the same space.  Average lease terms for leases signed during the quarter ended September 30, 2006, were 6.3 years.  Commitments for tenant improvement and leasing costs for leases signed during the quarter ended September 30, 2006, totaled $25.7 million, or $18.24 per square foot (approximately $2.89/sq. ft. per year of the lease term).

During the past twelve months, the leasing market conditions in some of our markets have been improving.  The occupancies at some of our continuously owned properties have stabilized and quoted rental rates in most of the areas where our properties are located seem to have increased modestly.  Although required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals rose to $18.24 per square foot during the current quarter, these costs have generally stabilized or declined modestly over the past twelve months.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We believe that modest increases in effective rents will improve the financial results at some of our currently owned properties during the remainder of 2006.  There are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods beyond 2006.

Approximately 22% of our leased square feet are under leases scheduled to expire through December 31, 2008.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of September 30, 2006, are as follows (in thousands):

Year	Sq. Ft. Expiring (1)	% of Sq. Ft. Expiring	Annualized Rental Income Expiring (2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2006	1,476	2.7%	$30,589	3.8%	3.8%
2007	3,890	7.2%	69,245	8.5%	12.3%
2008	4,602	8.5%	80,247	9.9%	22.2%
2009	3,658	6.7%	65,468	8.1%	30.3%
2010	5,166	9.5%	91,899	11.3%	41.6%
2011	4,957	9.1%	87,948	10.8%	52.4%
2012	3,748	6.9%	74,273	9.2%	61.6%
2013	2,210	4.1%	41,673	5.1%	66.7%
2014	2,440	4.5%	43,222	5.3%	72.0%
2015	2,405	4.4%	52,087	6.4%	78.4%
2016 and thereafter	19,700	36.4%	174,765	21.6%	100.0%
	54,252	100.0%	$811,416	100.0%

Weighted average remaining lease term (in years):	9.5		6.5

(1)         Square feet is pursuant to signed leases as of September 30, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes square feet from properties classified in discontinued operations.

(2)         Rents are pursuant to signed leases as of September 30, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization and rents from properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of September 30, 2006, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,943	9.1%	13.4%	2006 to 2020
2. GlaxoSmithKline plc	608	1.1%	1.8%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. Comcast Corporation	400	0.7%	1.2%	2006, 2008
5. Solectron Corporation	765	1.4%	1.1%	2014
6. Motorola, Inc.	766	1.4%	1.1%	2006, 2008, 2010
7. JDA Software Group, Inc.	283	0.5%	1.1%	2012
8. The Scripps Research Institute	164	0.3%	1.1%	2019
9. Tyco International Ltd	660	1.2%	1.1%	2007, 2017
10. Ballard Spahr Andrews & Ingersoll, LLP	231	0.4%	1.0%	2008, 2015
11. Westinghouse Electric Corporation	534	1.0%	1.0%	2010, 2011
Total	9,814	17.9%	25.3%

(1)         Square feet is pursuant to signed leases as of September 30, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes square feet from properties classified in discontinued operations.

(2)         Rents are pursuant to signed leases as of September 30, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization and rents from properties classified in discontinued operations.

Investing Activities

During the nine months ended September 30, 2006, we acquired 46 office properties and one industrial property for $306.9 million, excluding closing costs, and funded $75.9 million of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $20.6 million of mortgage debt.  We also sold four office properties with a total of approximately 68,000 square feet of space for gross proceeds of $9.2 million ($6.2 million after closing costs and deposits required to defease related mortgages).  In addition, we have an executed purchase agreement for the sale of one property with approximately 33,000 square feet of space at a sale price of $4.5 million.  We currently expect to close the sale of this property in the fourth quarter of 2006.  This potential sale transaction is subject to closing contingencies, and because of these contingencies we can provide no assurances that we will sell this property.  This property is classified as held for sale on our consolidated balance sheet and its operating results are included in discontinued operations in our consolidated statement of income.

Financing Activities

In February 2006 we issued six million series C cumulative redeemable preferred shares in a public offering, raising net proceeds of $145.0 million.  In March 2006 we issued $400 million of unsecured floating rate senior notes in a public offering, raising net proceeds of approximately $398.7 million.  Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  In March 2006 we redeemed all $200 million of our series A preferred shares and repaid our $350 million term loan by borrowing under our revolving credit facility.  In October 2006, we issued 15.2 million series D cumulative convertible preferred shares, including 2.0 million shares issued to cover over-allotments, in a public offering for net proceeds of approximately $368.3 million.  Each series D preferred share has a liquidation preference of $25.00 and requires dividends of $1.625, 6 ½%, per annum, payable in equal quarterly payments.  Our series D preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share.   On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate.  Net proceeds from this offering were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including acquisitions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in thousands, except per share data)

Rental income	$202,542	$182,894	$19,648	10.7%

Expenses:
Operating expenses	80,219	69,173	11,046	16.0%
Depreciation and amortization	41,064	34,490	6,574	19.1%
General and administrative	8,513	9,102	(589)	(6.5)%
Total expenses	129,796	112,765	17,031	15.1%

Operating income	72,746	70,129	2,617	3.7%

Interest income	573	408	165	40.4%
Interest expense	(43,169)	(35,628)	(7,541)	(21.2)%
Loss on early extinguishment of debt	—	(168)	168	100.0%
Equity in earnings of equity investments	—	3,494	(3,494)	(100.0)%
Income from continuing operations	30,150	38,235	(8,085)	(21.1)%
Income (loss) from discontinued operations	32	62	(30)	(48.4)%
Gain on sale of properties	1,172	—	1,172	100.0%
Net income	31,354	38,297	(6,943)	(18.1)%
Preferred distributions	(9,234)	(11,500)	2,266	19.7%
Net income available for common shareholders	$22,120	$26,797	$(4,677)	(17.5)%

Weighted average common shares outstanding	209,992	201,459	8,533	4.2%

Income from continuing operations per share	$0.10	$0.13	$(0.03)	(23.1)%
Income (loss) from discontinued operations per share	$—	$—	$—	—%
Net income available for common shareholders per share	$0.11	$0.13	$(0.02)	(15.4)%

Rental income.  Rental income increased for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI, Austin, TX and Other Markets segments, offset by the decrease in rental income from our Philadelphia segment, all as described in Note 6 to our consolidated financial statements.  Rental income for the Oahu, HI segment increased $1.9 million, or 13%, primarily because of increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006.  Rental income for the Austin, TX segment increased $1.1 million, or 12%, primarily due to an increase in occupancy in 2006.  Rental income for the Other Markets segment increased $18.1 million, or 23%, primarily because of the acquisition of 74 properties since June 2005, partially offset by approximately $3 million of lease termination fees received during 2005.  Rental income for the Metro Philadelphia, PA segment decreased $2.0 million, or 6%, primarily due to a decline in occupancy during 2006.  Rental income includes non cash straight line rent adjustments totaling $7.8 million in 2006 and $9.0 million in 2005 and amortization of acquired real estate leases and obligations totaling ($2.4 million) in 2006 and ($1.5 million) in 2005.  Rental income also includes lease termination fees totaling $50,000 in 2006 and $3.1 million in 2005.

Total expenses.  Total expenses increased for the three months ended September 30, 2006, compared to the same period in 2005, due to increases in operating expenses and depreciation and amortization expenses primarily related to the acquisition of properties in 2005 and 2006.

Interest expense.  Interest expense increased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, reflecting an increase in average total debt outstanding which was used primarily to finance acquisitions in 2006 and 2005, and the increase in weighted average interest rates on our floating rate debt from 4.2% during the three months ended September 30, 2005, to 5.9% during the three months ended September 30, 2006.

Equity in earnings of equity investments.  Equity in earnings of equity investments decreased in 2006 due to the sale of all of the common shares we owned in Senior Housing and Hospitality Properties in March 2006.

Gain on sale of properties.  The gain on sale of properties in 2006 reflects the sale of four office properties located in Atlanta, GA for $9.2 million.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to our sale of equity investments during the first quarter of 2006, and an increase during 2006 in interest expense due to the increase in average total debt outstanding and the increase in floating interest rates, offset by the acquisition of properties since June 2005.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the sale of Senior Housing and Hospitality Properties common shares in 2006, and an increase during 2006 in interest expense due to an increase in average total debt outstanding, offset by property acquisitions since June 2005.  Net income available for common shareholders is net income reduced by preferred distributions.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in thousands, except per share data)

Rental income	$590,058	$523,262	$66,796	12.8%

Expenses:
Operating expenses	227,981	196,014	31,967	16.3%
Depreciation and amortization	119,109	100,417	18,692	18.6%
General and administrative	24,926	23,430	1,496	6.4%
Total expenses	372,016	319,861	52,155	16.3%

Operating income	218,042	203,401	14,641	7.2%

Interest income	2,118	1,289	829	64.3%
Interest expense	(126,317)	(105,967)	(20,350)	(19.2)%
Loss on early extinguishment of debt	(1,659)	(168)	(1,491)	(887.5)%
Equity in earnings of equity investments	3,136	9,940	(6,804)	(68.5)%
Gain on sale of equity investments	116,287	—	116,287	100.0%
Gain on issuance of shares by equity investees	—	4,708	(4,708)	(100.0)%
Income from continuing operations	211,607	113,203	98,404	86.9%
(Loss) income from discontinued operations	(76)	483	(559)	(115.7)%
Gain on sale of properties	1,172	7,592	(6,420)	(84.6)%
Net income	212,703	121,278	91,425	75.4%
Preferred distributions	(29,976)	(34,500)	4,524	13.1%
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	(6,914)	(100.0)%
Net income available for common shareholders	$175,813	$86,778	$89,035	102.6%

Weighted average common shares outstanding	209,941	193,778	16,163	8.3%

Income from continuing operations per share	$0.83	$0.41	$0.42	102.4%
(Loss) income from discontinued operations per share	$—	$—	$—	—%
Net income available for common shareholders per share	$0.84	$0.45	$0.39	86.7%

Rental income.  Rental income increased for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, offset by the decrease in rental income from the Metro Philadelphia, PA market, as described in Note 6 to our consolidated financial statements.  Rental income for the Oahu, HI segment increased $8.9 million, or 24%, primarily because of the acquisition of 44 properties in June 2005, and increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006.  Rental income for the Other Markets segment increased $55.8 million, or 25%, primarily because of the acquisition of 76 properties since December 2004, partially offset by approximately $3 million of lease termination fees received during 2005.  Rental income for the Metro Philadelphia, PA segment decreased $5.2 million, or 5%, primarily because of non-recurring rent recovery income received during 2005 and a decline in occupancy during 2006.  Rental income includes non cash straight line rent adjustments totaling $17.9 million in 2006 and $21.3 million in 2005 and amortization of acquired real estate leases and obligations totaling ($7.9 million) in 2006 and ($5.0 million) in 2005.  Rental income also includes lease termination fees totaling $550,000 in 2006 and $3.5 million in 2005.

Total expenses.  Total expenses increased for the nine months ended September 30, 2006, compared to the same period in 2005, due to increases in operating expenses, depreciation and amortization and general and administrative expenses primarily related to the acquisition of properties in 2005 and 2006.

Interest expense.  Interest expense increased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, reflecting an increase in average total debt outstanding which was used primarily to finance acquisitions in 2006 and 2005, and the increase in weighted average interest rates on our floating rate debt from 3.8% during the nine months ended September 30, 2005, to 5.7% during the nine months ended September 30, 2006.

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

Gain on sale of properties.  The gain on sale of properties in 2006 reflects the sale of four office properties located in Atlanta, GA for $9.2 million.  The gain on sale of properties in the prior year reflects the sale of 237,000 square feet of industrial property located in the Metro Boston, MA area for $20.5 million during the second quarter of 2005.

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

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the gain on sale of Senior Housing and Hospitality Properties common shares in 2006 and property acquisitions since December 2004, offset by an increase in interest expense due to the increase in average total debt outstanding and the increase in floating interest rates.  Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006.

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

Cash flows provided by (used for) operating, investing and financing activities were $186.9 million, ($49.6) million and ($123.3) million, respectively, for the nine months ended September 30, 2006, and $180.6 million, ($384.2) million and $203.2 million, respectively, for the nine months ended September 30, 2005.  Changes in all three categories between 2006 and 2005 are primarily related to property acquisitions and sales in 2006 and 2005, our sale of all of our Senior Housing and Hospitality Properties common shares in 2006, our repayments and issuances of debt obligations and redemption and issuance of preferred shares, and our issuance of common shares in 2005.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of commercial banks.  At September 30, 2006, there was $310 million outstanding and $440 million available on our revolving credit facility, and we had cash and cash equivalents of $33.5 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.  In August 2006, we amended and extended the maturity of our revolving credit facility from April 2009 to August 2010, with an option to extend the facility an additional year, and we reduced the interest rate on borrowings from LIBOR plus 65 basis points to LIBOR plus 55 basis points.  Certain covenants in the facility were also amended to reflect current market conditions.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2006, are as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2006	$2,659	$—	$—	$2,659	7.0%
2007	9,402	—	—	9,402	6.9%
2008	25,507	—	—	25,507	7.0%
2009	6,957	—	—	6,957	6.9%
2010	7,319	310,000	50,000	367,319	6.0%
2011	228,854	400,000	—	628,854	6.1%
2012	29,990	—	200,000	229,990	7.0%
2013	2,603	—	200,000	202,603	6.5%
2014	14,505	—	250,000	264,505	5.7%
2015	2,658	—	450,000	452,658	6.0%
2016 and thereafter	59,642	—	400,000	459,642	6.4%
	$390,096	$710,000	$1,550,000	$2,650,096	6.2%

(1)  Total debt outstanding as of September 30, 2006, net of unamortized premiums and discounts, is $2,639,621.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  In 2006 we filed a shelf registration statement that allows for an indeterminate amount of securities to be issued by us.  This shelf registration statement is effective for three years.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions, but we expect the recent volatility in both short and long term debt costs to moderate for the next few months.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During the first nine months of 2006 we purchased 46 office properties and one industrial property for $306.9 million, excluding closing costs, and funded improvements to our owned properties totaling $75.9 million.  We funded all our 2006 acquisitions and improvements to our owned properties with cash on hand, by borrowing under our revolving credit facility and assuming $20.6 million of mortgage debt.  We sold four office properties with a total of approximately 68,000 square feet of space for gross proceeds of $9.2 million ($6.2 million after closing costs and deposits required to defease related mortgages).  As of November 6, 2006, we have executed purchase agreements for two additional properties with an aggregate of 167,000 square feet of space and an aggregate purchase price of $29.2 million.  In addition, we have an executed purchase agreement for the sale of one property with approximately 33,000 square feet of space at a sale price of $4.5 million.  The acquisitions and sale of these properties are subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if we will purchase or sell these properties.

As of September 30, 2006, we had outstanding agreements to purchase 15 properties containing approximately 1,652,000 square feet of space for $120.5 million, plus closing costs.  These properties were acquired in October 2006 using cash on hand, borrowings under our revolving credit facility and the assumption of debt.

During the three and nine months ended September 30, 2006 and 2005, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Tenant improvements	$13,032	$27,829	$42,841	$60,801
Leasing costs	5,339	4,617	20,081	15,295
Building improvements (1)	5,615	7,044	17,484	13,849
Development, redevelopment and other activities (2)	8,114	4,674	15,621	10,606

(1)         Building improvements generally include recurring expenditures that are necessary to maintain the value of our properties.

(2)         Development, redevelopment and other activities generally include non-recurring expenditures that increase the value of our properties.

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2006, are as follows (in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the quarter	1,408	766	642
Total commitments for tenant improvements and leasing costs	$25,678	$5,205	$20,473
Leasing costs per square foot (whole dollars)	$18.24	$6.80	$31.89
Average lease term (years)	6.3	5.0	7.6
Leasing costs per square foot per year (whole dollars)	$2.89	$1.36	$4.20

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

In February 2006 we issued six million series C cumulative redeemable preferred shares in a public offering for net proceeds of $145.0 million.  Each series C preferred share has a liquidation preference of $25.00 and requires dividends of $1.78125, 7 1/8% of the liquidation preference per annum, payable in equal quarterly payments.  Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.  We applied the net proceeds from this offering to reduce amounts outstanding on our revolving credit facility.  In March 2006 we issued $400 million unsecured floating rate senior notes in a public offering raising net proceeds of approximately $398.7 million.  The notes bear interest at LIBOR plus a premium (6.0% at September 30, 2006), require quarterly interest payments and mature in March 2011.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  In March 2006 we redeemed all $200 million of our 9.875% series A preferred shares and repaid our $350 million term loan that was scheduled to mature in August 2009 by borrowing under our revolving credit facility.

In October 2006, we issued an aggregate of 15.2 million series D cumulative convertible preferred shares, including 2.0 million shares issued to cover over-allotments, in a public offering for net proceeds of approximately $368.3 million.  Each series D preferred share has a liquidation preference of $25.00 and requires dividends of $1.625, 6 ½%, per annum, payable in equal quarterly payments.  Our series D preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share.   On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate.  Net proceeds from this offering were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including acquisitions.

As of September 30, 2006, we have no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at September 30, 2006, were our unsecured revolving credit facility and our $2.0 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At September 30, 2006, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $390.1 million of mortgage notes outstanding at September 30, 2006.

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

Our unsecured revolving credit facility and $400 million of our senior notes bear interest at floating rates and mature in August 2010 and March 2011, respectively.  As of September 30, 2006, we had $310 million outstanding and $440 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our $400 million floating rate senior notes may be made any time on or after September 16, 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and $400 million of our senior notes require interest at LIBOR plus premiums.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.   ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE:

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINGENCIES IN OUR COMMITTED ACQUISITIONS AND SALES MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AND

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, UNDER “ITEM 1A. RISK FACTORS” AND LATER IN THIS FORM 10-Q UNDER “ITEM 1A. RISK FACTORS”.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

Part II.   Other Information

Item 1A.  Risk Factors

For a discussion of risk factors affecting us, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.  As discussed elsewhere in this Quarterly Report, in October, 2006, we issued 15.2 million series D cumulative convertible preferred shares, or Series D Preferred Shares, in a public offering.  In that connection, certain additional risks should be considered, including the following:

Conversion rights of Series D Preferred Shares may be detrimental to holders of our common shares.

Our Series D Preferred Shares are convertible into our common shares in various circumstances.  The initial conversion rate (equivalent to an initial conversion price of $13.00 per common share) is subject to adjustment upon the occurrence of various events, including if we make quarterly cash distributions on common shares in excess of $0.21 per share (subject to adjustment).  If a holder elects to convert Series D Preferred Shares in connection with a “fundamental change” that occurs on or prior to November 15, 2011, the conversion rate may be increased by a premium based on the market price of our common shares at the time.  Fundamental changes include certain transactions constituting a change of control, our liquidation or dissolution and certain related events, or the circumstance in which our common shares are no longer traded on any national securities exchange or on an established over the counter market in the United States.

Holders have a special right to convert Series D Preferred Shares in connection with a fundamental change into a number of our common shares per $25.00 liquidation preference equal to such liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price of our common shares at the time.  We have the right in those circumstance to repurchase Series D Preferred Shares for cash in lieu of conversion at a repurchase price equal to 100% of the liquidation preference plus accrued and unpaid distributions.  However, we may not have sufficient financial resources at the time of the conversion to pay the repurchase price and our then existing indebtedness could restrict or prohibit the repurchase.

The conversion of some or all of the Series D Preferred Shares will dilute the ownership interests of existing shareholders.  Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. In addition, the existence of the Series D Preferred Shares may encourage short selling by market participants because the conversion of the Series D Preferred Shares could depress the price of our common shares.  The conversion rights may make more difficult or discourage a party from taking over our company and removing incumbent management and may discourage or impede transactions that might otherwise be in the interests of our common shareholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2006, we granted 51,050 common shares pursuant to our Incentive Share Award Plan to our officers and certain employees of our manager, Reit Management & Research LLC, valued at $11.88 per common share, the closing price of our common shares on the NYSE on September 20, 2006.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.    Other Information

The following supplementary federal income tax considerations relating to the acquisition, ownership and disposition of our shares supplement and update the more detailed description of these matters in the section of our Annual Report on Form 10-K for the year ended December 31, 2005, or 2005 Annual Report, captioned “Federal Income Tax Considerations”, which we incorporate in this Form 10-Q by reference.  Sullivan & Worcester LLP, Boston, Massachusetts, has rendered a legal opinion that the discussion in the section of our 2005 Annual Report captioned “Federal Income Tax Considerations”, as supplemented by the discussion in this section, is accurate in all material respects and fairly summarizes the federal income tax issues discussed in those sections, and the opinions of counsel referred to in those sections represent Sullivan & Worcester LLP’s opinions on those subjects.  Specifically, subject to qualifications and assumptions contained in its opinion, in our 2005 Annual Report and in this section, Sullivan & Worcester LLP has given opinions to the effect that we have been organized and have qualified as a REIT under the Internal Revenue Code of 1986, as amended, or IRC, for each taxable year commencing with our taxable year ending December 31, 1987, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  These opinions are conditioned upon the assumption that our leases and other contracts, our charter and bylaws, and all other legal documents to which we are or have been a party, have been and will be complied with by all parties to these documents, upon the accuracy and completeness of the factual matters described in our 2005 Annual Report and in this Form 10-Q, and upon representations that we have made.  The opinions of Sullivan & Worcester LLP are based on the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Also, an opinion of counsel is not binding on the Internal Revenue Service, or IRS, or the courts, and the IRS or a court could take a position different from that expressed by counsel.

The IRC imposes upon us various REIT qualification tests discussed more fully in our 2005 Annual Report.  While we believe that we have operated and will operate in a manner to satisfy these various REIT qualification tests, counsel has not reviewed and will not review our compliance with these tests on a continuing basis.  Our actual qualification as a REIT will depend upon our ability to meet, and our meeting, through actual annual operating results and distributions, the various REIT qualification tests imposed under the IRC.

As long as we qualify as a REIT for federal income tax purposes, a distribution to our shareholders (including any cash received in exchange for our Series D Preferred Shares that is treated as a distribution and any constructive distribution, each as described below) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits.  Our current or accumulated earnings and profits will generally be allocated first to distributions with respect to the preferred shares we have outstanding, and thereafter to distributions with respect to our common shares.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed in our 2005 Annual Report, to the extent they do not exceed our actual net capital gain for the taxable year.

As discussed in our 2005 Annual Report, for noncorporate U.S. shareholders and certain noncorporate non-U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% or 25% through 2010, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property.  If for any taxable year we designate capital gain dividends for any shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.  We will similarly designate the portion of any capital gain dividend that is to be taxed to eligible noncorporate shareholders at the maximum rates of 15% or 25% so that the designations will be proportionate among all classes of our shares.

The conversion formula of our Series D Preferred Shares may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a shareholder receives upon conversion.  Section 305 of the IRC treats some of these adjustments as constructive taxable distributions. In general, a shareholder that holds our Series D Preferred Shares would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Constructive distributions are taxed as distributions described above. Such a shareholder’s adjusted tax basis in Series D Preferred Shares would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that were nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of the Series D Preferred Shares could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions.  A shareholder may also receive a constructive distribution if a conversion of its Series D Preferred Shares is accompanied by a change in the conversion formula.

If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its Series D Preferred Shares to us in redemption for cash only, then the repurchase of the Series D Preferred Shares is likely to qualify for sale or exchange treatment because the repurchase would not be “essentially equivalent to a dividend” as defined by the IRC. More specifically, a cash repurchase of Series D Preferred Shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (2) results in a “complete termination” of the surrendering shareholder’s common and preferred share interest in us, or (3) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the Series D Preferred Shares are repurchased, you are encouraged to consult your own tax advisor to determine your particular tax treatment.

In contrast to the discussion above, if a shareholder receives a number of our common shares as a result of a conversion or repurchase of Series D Preferred Shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (1) the excess, if any, of the value of the cash and common shares received over such shareholder’s adjusted tax basis in its Series D Preferred Shares surrendered or (2) the cash received. Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of Series D Preferred Shares to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder’s continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain. If, in addition to common shares, upon conversion or repurchase a shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.  A shareholder’s basis in its common shares received would be equal to the basis for the Series D Preferred Shares surrendered less any cash received plus any income or gain recognized.  A shareholder’s holding period in the common shares received would be the same as the holding period for the Series D Preferred Shares surrendered.  Non-U.S. shareholders may not be eligible for the foregoing partial nonrecognition rules and may instead be subject to special rules discussed below.

A shareholder generally will not recognize any income, gain or loss upon conversion of Series D Preferred Shares into common shares except with respect to cash, if any, received in lieu of a fractional common share.  If, in addition to common shares, upon conversion a shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion. A shareholder’s basis in its common shares received would be equal to the basis for the Series D Preferred Shares surrendered less any basis allocable to any fractional share.  A shareholder’s holding period in the common shares received would be the same as the holding period for the Series D Preferred Shares surrendered.  Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share. Accordingly, your receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share.  Non-U.S. shareholders may not be eligible for the foregoing rules and may instead be subject to special rules discussed below.

As discussed more fully in our 2005 Annual Report, nonrecognition treatment may not apply at all, and a non-U.S. shareholder may be subject to federal income tax, increased United States tax filing requirements, and possibly a branch profits tax, in respect of all the gain realized on the sale, repurchase or conversion of our Series D Preferred Shares, if those shares constitute United States real property interests under Section 897 of the IRC and related Treasury regulations. The Series D Preferred Shares will not constitute such United States real property interests if we are a “domestically controlled REIT”.  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale, repurchase or conversion of our Series D Preferred Shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, but the Series D Preferred Shares are “regularly traded”, as defined by applicable Treasury regulations, on an “established securities market” like the NYSE, then a non-U.S. shareholder’s gain on sale, repurchase or conversion of our Series D Preferred Shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the Series D Preferred Shares of others may be repurchased and are convertible, a non-U.S. shareholder’s percentage interest in the Series D Preferred Shares may increase even if it acquires no additional Series D Preferred Shares.

Effective generally from and after 2006, a special “wash sale” rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury Regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares has been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as described in our 2005 Annual Report.  We thus anticipate this new wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As described in our 2005 Annual Report, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

As described in our 2005 Annual Report, shareholders may be subject to backup or other federal income tax withholding.  If a shareholder is subject to backup or other federal income tax withholding, then a withholding agent may be required to withhold the appropriate amount with respect to a constructive distribution even though there is no related receipt of cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the withholding agent may reduce to cash for remittance to the IRS a sufficient portion of such shareholder’s shares or other property.  A shareholder may be responsible for brokerage commissions and other costs relating to the generation of sufficient cash to remit to the IRS.

Item 6.    Exhibits

3.1                              Articles Supplementary relating to the 6 ½% Series D Cumulative Convertible Preferred Shares. (incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006)

4.1                              Form of temporary 6½% Series D Cumulative Convertible Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006)

8.1                              Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1                        First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among HRPT Properties Trust, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 22, 2006)

12.1                        Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

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
Dated: November 8, 2006

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 8, 2006