Form 10-K
period 2006-12-31
HRPT PROPERTIES TRUST
filed 2007-03-01
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

617-332-3990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange
8 3/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes  ☐    No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  ☐    No  ☒

The aggregate market value of the voting common shares of the registrant held by non-affiliates was $2.4 billion based on the $11.56 closing price per common share for such stock on the New York Stock Exchange on June 30, 2006. For purposes of this calculation, an aggregate of 923,387 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 1,000,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 26, 2007:  211,056,590.

References in this Annual Report on Form 10-K to the “Company”, “HRP”, “we”, “us” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2007, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE:

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

HRPT PROPERTIES TRUST

2006 FORM 10-K ANNUAL REPORT

Table of Contents

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions*
Item 14.	Principal Accountant Fees and Services*

Part IV

Item 15.	Exhibits and Financial Statement Schedules

*Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2007, to be filed pursuant to Regulation 14A.

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

As of December 31, 2006, we owned 504 properties for a total investment of $5.8 billion at cost, and a depreciated book value of $5.1 billion.  Our portfolio includes 351 office properties with 34.3 million square feet of space and 153 industrial properties with 25.6 million square feet of space.  Our 153 industrial properties include 17.9 million square feet of developed commercial and industrial lands in Oahu, Hawaii.

Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.  Our investment goals are current income for distribution to shareholders and capital growth from appreciation in the value of properties.  Our income is derived primarily from rent.

Investment Policies.  In evaluating potential investments and asset sales, we consider various factors including the following:

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

We attempt to acquire properties which will enhance the diversity of our portfolio with respect to tenants and locations.  However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties in one geographic area, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

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

Financing Policies.  We currently have a revolving credit facility with a borrowing capacity of $750 million (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt.  In August 2006, we amended and extended this credit facility from April 2009 to August 2010, with an option to extend the facility an additional year.  The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 0.65% to LIBOR plus 0.55%.  Certain covenants were also amended to reflect current market conditions.  At December 31, 2006, $40 million was outstanding under our revolving credit facility.

Our credit facility agreement and our senior note indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth.  Our board of trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods.  Some of our properties are encumbered by mortgages.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations present in existing financing or other arrangements, and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities.  We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

The borrowing guidelines established by our board of trustees and covenants in various debt agreements prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%.  Our declaration of trust also limits our borrowings.  We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may increase or decrease our ratio of debt to total capitalization accordingly.

Manager.  Our day to day operations are conducted by Reit Management & Research LLC, or RMR.  RMR originates and presents investment opportunities to our board of trustees and provides property management and administrative services to us.  RMR is a Delaware limited liability company, that is beneficially owned by Barry M. Portnoy, and his son, Adam D. Portnoy, our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 928-1300.  RMR also acts as the manager to Hospitality Properties Trust, or Hospitality Properties, and Senior Housing Properties Trust, or Senior Housing, and has other business interests.  The directors of RMR are Gerard M. Martin, Adam D. Portnoy, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are Adam D. Portnoy, President and Chief Executive Officer, David J. Hegarty, Executive Vice President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Jennifer B. Clark, Senior Vice President and General Counsel; John R. Hoadley, Senior Vice President; Mark L. Kleifges, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Thomas M. O’Brien, Senior Vice President; and John C. Popeo, Senior Vice President, Treasurer and Chief Financial Officer.  Messrs. Mannix, Popeo and Lepore and Ms. Clark are also our officers.

Employees.  We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of February 26, 2007, RMR had approximately 450 full time employees.

Competition.  Investing in and operating office buildings and other real estate is a very competitive business.  We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business.  We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets.  Many of our competitors have greater financial and management resources than we have.  We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

Environmental Matters.  Under various laws, owners of real estate may be required to investigate and clean up or remove hazardous substances present at properties they own, and may be held liable for property damage or personal injuries that result from such hazardous substances.  These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with such hazardous substances.  We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys of the properties we own prior to their purchase and we considered those costs when determining an acceptable purchase price.  Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheet and included in the cost of the real estate acquired.  We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us.  However, no assurances can be given that such conditions are not present at our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Certain of our real estate assets contain asbestos.  The asbestos is contained in accordance with current regulations, and we have no current plans to remove it.  If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed.

Internet Website.  Our internet website address is www.hrpreit.com.  Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA  02458 or at our website.  We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website.  Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

FEDERAL INCOME TAX CONSIDERATIONS

The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

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

•                  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction, or conversion transaction; or

•                  except as specifically described in the following summary, a tax exempt entity or a foreign person.

The Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

•                  an entity treated as a corporation for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.  If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership should consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.  For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

The conversion formula of our series D cumulative convertible preferred shares may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a shareholder receives upon conversion.  Section 305 of the Internal Revenue Code treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions.  In general, a shareholder that holds our series D cumulative convertible preferred shares would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a shareholder’s adjusted tax basis in series D cumulative convertible preferred shares would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that were nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of the series D cumulative convertible preferred shares could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions.  A shareholder may also receive a constructive distribution if a conversion of its series D cumulative convertible preferred shares is accompanied by a change in the conversion formula.

If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be “essentially equivalent to a dividend” as defined by the Internal Revenue Code. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the Internal Revenue Code as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the Internal Revenue Code and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (2) results in a “complete termination” of the surrendering shareholder’s common and preferred share interest in us, or (3) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the Internal Revenue Code. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the Internal Revenue Code, as well as our common and preferred shares actually owned by such shareholder.  In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the repurchased preferred shares will be transferred to the shareholder’s remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the Internal Revenue Code depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1987 through 2006 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate level taxes.  The Internal Revenue Code provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

For purposes of condition (6), REIT shares held by a pension trust are treated as held directly by the pension trust’s beneficiaries in proportion to their actuarial interests in the pension trust.  Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below, if a REIT is a “pension held REIT,” each pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

The Internal Revenue Code provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Our Wholly Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

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

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below.  Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, taxable REIT subsidiaries can generally undertake third party management and development activities and activities not related to real estate.

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

Income Tests.  There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

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

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

•                  own our assets for investment with a view to long term income production and capital appreciation;

•                  engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

•                  make occasional dispositions of our assets consistent with our long term investment objectives.

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

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•                  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one year period commencing with our receipt of the offering proceeds).

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

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

The Internal Revenue Code also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Investment in Senior Housing. For several years, we owned a significant minority, in excess of 10%, of Senior Housing shares, and we believe that Senior Housing during these years qualified as a REIT under the Internal Revenue Code.  We sold all our Senior Housing shares in 2006, and no longer own any material stake in that company.  For any of our taxable years in which Senior Housing qualified as a REIT, our investment in Senior Housing counted favorably toward the REIT asset tests and our gains and dividends from Senior Housing shares counted as qualifying income under both REIT gross income tests.  However, because we did not and could not control Senior Housing’s compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing in filing a protective taxable REIT subsidiary election under Section 856(l) of the Internal Revenue Code, effective January 1, 2001, and we reaffirmed this protective election every January 1 since then through January 1, 2006.  Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing were not a REIT, it would instead be considered one of our taxable REIT subsidiaries.  As one of our taxable REIT subsidiaries, we believe that Senior Housing’s failure to qualify as a REIT would not have jeopardized our own qualification as a REIT even though we owned more than 10% of it.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(A)                              the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(B)                                the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like kind exchanges.

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

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our real property on a straight line basis over 40 years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax free or carryover basis acquisitions.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.  In the case of sale leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property.  While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale leaseback transactions.

Taxation of U.S. Shareholders

The maximum individual federal income tax rate for long term capital gains is generally 15% (for taxable years that begin on or before December 31, 2010) and for most corporate dividends is generally also 15% (for taxable years that begin on or before December 31, 2010).  However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  However, the 15% federal income tax rate for long term capital gains and dividends generally applies to:

(1)          your long term capital gains, if any, recognized on the disposition of our shares;

(2)          our distributions designated as long term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a 25% federal income tax rate);

(3)          our dividends attributable to dividends, if any, received by us from non-REIT corporations such as taxable REIT subsidiaries; and

(4)          our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares or on our series D cumulative convertible preferred shares) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

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

As discussed above, for noncorporate U.S. shareholders, long term capital gains are generally taxed at maximum rates of 15% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property.  If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.  We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% or 25% so that the designations will be proportionate among all classes of our shares.

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder’s shares, they will be included in income as capital gain, with long term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15%.  No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

Dividends that we declare in October, November or December of a taxable year to U.S. shareholders of record on a date in those months will be deemed to have been received by shareholders on December 31 of that taxable year, provided we actually pay these dividends by the end of the following January.  Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed.  It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long term capital gain or loss if the shareholder’s holding period in the shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long term capital loss to the extent of our long term capital gain dividends during the holding period.

In contrast to the typical redemption of preferred shares for cash only, discussed above, if a U.S. shareholder receives a number of our common shares as a result of a conversion or repurchase of series D cumulative convertible preferred shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (1) the excess, if any, of the value of the cash and common shares received over such shareholder’s adjusted tax basis in its series D cumulative convertible preferred shares surrendered or (2) the cash received. Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of series D cumulative convertible preferred shares to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder’s continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain.  A U.S. shareholder’s basis in its common shares received would be equal to the basis for the series D cumulative convertible preferred shares surrendered less any cash received plus any income or gain recognized.  A U.S. shareholder’s holding period in the common shares received would be the same as the holding period for the series D cumulative convertible preferred shares surrendered.  If, in addition to common shares, upon conversion or repurchase a shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion or repurchase.

A U.S. shareholder generally will not recognize any income, gain or loss upon conversion of series D cumulative convertible preferred shares into common shares except with respect to cash, if any, received in lieu of a fractional common share.  A U.S. shareholder’s basis in its common shares received would be equal to the basis for the series D cumulative convertible preferred shares surrendered less any basis allocable to any fractional share exchanged for cash.  A U.S. shareholder’s holding period in the common shares received would be the same as the holding period for the series D cumulative convertible preferred shares surrendered.  Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share. Accordingly, your receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share.  If, in addition to common shares, upon conversion a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.

Effective for federal tax returns with due dates after October 22, 2004, the Internal Revenue Code imposes a penalty for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax exempt pension plans, individual retirement accounts, or other qualifying tax exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

Tax exempt pension trusts, including so called 401(k) plans, but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a “pension held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension held REIT during the year as unrelated business taxable income.  This percentage is equal to the ratio of:

(1)          the pension held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension held REIT were a tax exempt pension fund, less direct expenses related to that income, to

(2)          the pension held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.  A REIT is a pension held REIT if:

•                  the REIT is “predominantly held” by tax exempt pension trusts; and

•                  the REIT would fail to satisfy the “closely held” ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax exempt pension trusts were viewed as held by tax exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax exempt pension trusts if at least one tax exempt pension trust owns more than 25% by value of the REIT’s stock or beneficial interests, or if one or more tax exempt pension trusts, each owning more than 10% by value of the REIT’s stock or beneficial interests, own in the aggregate more than 50% by value of the REIT’s stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not be a pension held REIT.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension held REIT.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withhold by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares have been and will remain “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

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

Effective generally from and after 2006, a special “wash sale” rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury Regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares has been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above.  We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61 day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders, but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withhold by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, then a non-U.S. shareholder’s gain on sale of these shares (including a conversion of our series D cumulative convertible preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the preferred shares of others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder’s percentage interest in a class of our preferred shares may increase even if it acquires no additional preferred shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.  In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

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

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate.  The sale of our securities to a plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions.  The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it.  A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan.  If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed.  Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

“Plan Assets” Considerations

The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

Item 1A.  Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Acquisitions that we make may not be successful.

Our business strategy contemplates additional acquisitions. We cannot assure you that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions.

We may be unable to access the capital necessary to repay debts or to grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot use income from operations to repay debts or to fund our growth. Accordingly, our business and growth strategy depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities and to invest at yields which exceed our cost of capital. However, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our business and growth strategy is not assured and may fail.

We are currently dependent upon economic conditions in our six core markets: Metro Philadelphia, Pennsylvania; Metro Washington, DC; Oahu, Hawaii; Metro Boston, Massachusetts; Southern California; and Metro Austin, Texas.

Over 52% of our revenues in fiscal year 2006 were derived from properties located in our six core markets: Metro Philadelphia, PA; Metro Washington, DC; Oahu, HI; Metro Boston, MA; Southern California; and Metro Austin, TX. A downturn in economic conditions in these markets could result in reduced demand for office space. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

We face significant competition.

We plan to continue to acquire properties whenever we are able to identify attractive opportunities. We face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

•                  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded and private REITs, private investment funds and others; and

•                  competition from other real estate investors may significantly increase the purchase price we must pay to acquire properties.

In addition, substantially all of our properties face competition for tenants. Many competing properties may have lower occupancy than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

Increasing interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

On December 31, 2006, we had approximately $440 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates may raise our cost to refinance existing debt when it matures. In addition, an increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby limiting our ability to sell property to raise capital or realize gains.

We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

Changes in the healthcare industry may cause us to experience losses.

Approximately 19.0% of our total rents pursuant to signed leases as of December 31, 2006, will come from tenants in healthcare related businesses. Generally, we believe that tenants in healthcare related businesses are less affected by the business cycle than most other tenants and that our concentration of revenues from such tenants may tend to stabilize our cash flows.  However, the healthcare industry is highly regulated and certain aspects of the healthcare industry are currently undergoing rapid regulatory, scientific and technological changes.  Because of such regulations and systemic changes, some of our healthcare related tenants may experience losses which reduce their space needs or make it difficult for them to pay our rents.

Changes in the government’s requirements for leased space may adversely affect us.

Approximately 14.6% of our total rents pursuant to signed leases as of December 31, 2006, will come from government tenants.  Many of our leases with government agencies allow the tenants to vacate the leased premises before the stated term expires with little or no liability.  Historically, our government tenants have regularly renewed leases and only rarely exercised lease termination rights.  Nonetheless, for fiscal policy reasons, security concerns or otherwise some or all of our government tenants may decide to vacate our properties.  If a significant number of such terminations occur, our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights plan and under Maryland law may prevent you from receiving a takeover premium.

Our declaration of trust prohibits any shareholder other than RMR and its affiliates from owning more than 9.8% of our outstanding shares. This provision of the declaration of trust may help us comply with REIT tax requirements. However, this provision will also inhibit a change of control. Our declaration of trust and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of trustees. These other anti-takeover provisions include the following:

•                  a staggered board of trustees with three separate classes;

•                  the two thirds majority shareholder vote required for removal of trustees;

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

The loss of our tax status as a REIT or tax authority challenges would have significant adverse consequences to us and reduce the market price of our securities.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code, for which there are available only limited judicial or administrative interpretations. We believe we have operated, and are operating, as a REIT in compliance with the Internal Revenue Code. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our credit facility, our ability to raise capital would be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

Real estate ownership creates risks and liabilities.

Our business is subject to risks associated with real estate ownership, including:

•                  property and casualty losses, some of which may be uninsured;

•                  defaults and bankruptcies by our tenants;

•                  the illiquid nature of real estate markets which limits our ability to sell our assets rapidly to respond to changing market conditions;

•                  leases which are not renewed at expiration or for property which may be relet at lower rents;

•                  costs that may be incurred relating to maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•                  asbestos related liabilities and costs of containment or removal; and

•                  other environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, abutters or other persons.

Our business dealings with our managing trustees and affiliated entities may create conflicts of interest.

We have no employees. Personnel and other services which we require are provided to us under contract by our manager, RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy, who is also President and Chief Executive Officer of RMR.  In addition, John A. Mannix, our President and Chief Operating Officer, John C. Popeo, our Treasurer, Chief Financial Officer and Secretary, and David M. Lepore and Jennifer B. Clark, our Senior Vice Presidents, are executive officers of RMR.  We pay RMR a fee based in large part upon the amount of our investments.  Our agreement with RMR also provides for payment to RMR of incentive fees under certain circumstances.  Any incentive fees are payable through our issuance of restricted common shares to RMR.  Our fee arrangement with RMR could encourage RMR to advocate property acquisitions and discourage property sales by us.  Our fees to RMR were $29.5 million for 2006.  RMR also acts as the manager for two other publicly owned REITs: Hospitality Properties, which invests in real estate used in hospitality industries; and Senior Housing, which owns senior housing properties.  RMR also provides services to Five Star Quality Care, Inc., or Five Star, under a shared services agreement and to TravelCenters of America LLC, or TravelCenters, under a management and shared services agreement, and RMR has other business interests. Messrs. Barry and Adam Portnoy also serve as managing trustees of Hospitality Properties.  Mr. Barry Portnoy also serves as managing trustee of Senior Housing and as managing director of Five Star and TravelCenters.  The multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. All of the contractual arrangements between us and RMR have been approved by our independent trustees.  Each of our trustees, other than Messrs. Barry and Adam Portnoy, serve as a trustee or director of one or more other companies with which RMR has contractual arrangements similar to its contracts with us.  We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self advised company or by our contracting with unrelated third parties without considerable cost increases.  Also, a termination of our contract with RMR is a default under our revolving credit facility unless approved by a majority of our lenders.  However, the fact that we believe that our relationships with RMR and our managing trustees have been beneficial to us in the past does not guarantee that these related party transactions may not be detrimental to us in the future.

We have substantial debt.

At December 31, 2006, we had $2.4 billion in debt outstanding, which was approximately 45% of our total book capitalization.  Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2006, our subsidiaries had $416.1 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

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

Generally, any notes we may issue will be a new issue for which no trading market exists. We may not list our notes on any securities exchange or seek approval for quotation through any automated quotation system. We can give no assurance that an active trading market for any of our notes will exist in the future. Even if a market does develop, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the real estate industry generally.

Conversion of our series D preferred shares will dilute the ownership interests of existing shareholders.

The conversion of some or all of our series D preferred shares, including a conversion upon exercise of a “fundamental change” (as such term is defined in the applicable articles supplementary) will dilute the ownership interests of existing shareholders.  Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares.  In addition, the existence of the series D preferred shares may encourage short selling by market participants because the conversion of the series D preferred shares could depress the price of our common shares or for other reasons.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

General.  At December 31, 2006, we had real estate investments totaling approximately $5.8 billion in 504 properties that were leased to over 2,000 tenants.  Our properties are located in both central business district, or CBD, and suburban areas.  We have concentrations of properties in six major geographic segments:  Metro Philadelphia, PA; Metro Washington, DC; Oahu, HI; Metro Boston, MA; Southern California; and Metro Austin, TX.  For further information by geographic segment, see footnote 10 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

The states in which we owned real estate at December 31, 2006, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount (1)	Net Book Value (1)	Rent (2)
Alabama	1	$23,604	$23,582	$3,161
Alaska	1	1,032	824	342
Arizona	10	123,361	106,088	18,997
California	46	428,155	359,979	62,359
Colorado	10	131,735	116,042	22,029
Connecticut	18	144,586	138,461	17,562
Delaware	2	69,781	57,562	5,385
District of Columbia	5	246,425	197,268	35,817
Florida	4	11,913	9,365	1,400
Georgia	43	252,900	240,049	39,889
Hawaii	56	628,318	626,494	60,953
Illinois	5	121,708	118,883	17,155
Indiana	3	81,404	78,601	12,476
Kansas	1	9,514	7,987	2,572
Kentucky	1	11,527	10,684	2,275
Maryland	14	374,459	326,094	56,733
Massachusetts	35	349,254	298,861	58,783
Michigan	18	65,017	61,320	14,922
Minnesota	15	142,341	118,014	17,074
Missouri	6	58,759	55,323	9,695
New Hampshire	1	22,170	18,365	2,501
New Jersey	4	37,645	28,631	5,320
New Mexico	16	113,279	100,374	19,883
New York	53	406,066	367,195	63,546
Ohio	18	67,916	62,824	7,755
Oklahoma	5	46,637	37,950	4,372
Pennsylvania	37	1,025,439	870,875	156,029
Rhode Island	1	8,010	6,169	1,096
South Carolina	9	53,202	52,520	7,989
Tennessee	3	55,741	49,030	8,244
Texas	30	436,853	362,637	55,122
Virginia	11	122,358	105,314	18,571
Washington	20	74,980	67,334	11,117
West Virginia	1	5,361	4,374	691
Wyoming	1	10,823	8,740	1,381
Total real estate	504	$5,762,273	$5,093,813	$823,196

(1)	Excludes purchase price allocations for acquired real estate leases.
(2)	Rent is pursuant to signed leases as of December 31, 2006, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

At December 31, 2006, 50 properties with an aggregate cost of $872.2 million were secured by mortgage notes payable aggregating $415.9 million, and $416.1 million including unamortized discounts and premiums.

Item 3.  Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HRP).  The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transactions reports:

	High	Low

2005

First Quarter	$13.20	$10.95
Second Quarter	12.60	11.35
Third Quarter	13.25	11.75
Fourth Quarter	12.51	10.18

2006

First Quarter	$12.09	$10.30
Second Quarter	11.80	10.50
Third Quarter	12.22	10.80
Fourth Quarter	12.81	11.34

The closing price of our common shares on the NYSE on February 26, 2007, was $13.31 per share.

As of February 26, 2007, there were 3,025 shareholders of record, and we estimate that as of such date there were in excess of 99,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below.  Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions
	Per Common Share
	2005	2006
First Quarter	$0.21	$0.21
Second Quarter	0.21	0.21
Third Quarter	0.21	0.21
Fourth Quarter	0.21	0.21
Total	$0.84	$0.84

All common share distributions shown in the table above have been paid.  We currently intend to continue to declare and pay common share distributions on a quarterly basis.  However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant.

Issuances of unregistered shares during the fourth quarter were as follows:  on December 4, 2006, pursuant to our incentive share award plan, certain employees of our manager, RMR, received grants totaling 15,000 common shares of beneficial interest, par value $0.01 per share, valued at $12.74 per share, the closing price of our common shares on the NYSE on that day.  All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share data.

Income Statement Data (1)	Year Ended December 31,
	2006	2005	2004	2003	2002
Total revenues	$795,821	$708,841	$599,635	$498,315	$412,157
Income from continuing operations	247,756	156,716	160,917	115,674	106,135
Net income (2)	250,580	164,984	162,829	114,446	106,763
Net income available for common shareholders (3)	198,974	118,984	116,829	68,446	79,138
Common distributions declared	176,410	172,065	147,156	118,348	103,056

Weighted average common shares outstanding — basic	209,965	197,831	176,157	136,270	128,817
Weighted average common shares outstanding — diluted	216,524	197,831	176,157	136,270	128,817

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.93	$0.56	$0.65	$0.51	$0.61
Net income available for common shareholders — basic (3)	0.95	0.60	0.66	0.50	0.61
Net income available for common shareholders — diluted (3)	0.94	0.60	0.66	0.50	0.61

Common distributions declared	0.84	0.84	0.83	0.80	0.80

Balance Sheet Data (1)	December 31,
	2006	2005	2004	2003	2002
Real estate properties (4)	$5,762,273	$5,224,574	$4,659,098	$3,874,321	$3,057,330
Equity investments	—	194,297	207,804	260,208	264,087
Total assets	5,575,949	5,327,167	4,813,330	4,013,244	3,221,652
Total indebtedness, net	2,397,231	2,520,156	2,355,031	1,876,821	1,215,977
Total shareholders’ equity	2,950,768	2,645,486	2,307,194	2,011,651	1,926,273

(1)	Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.
(2)

Changes in net income include income from property acquisitions during all periods presented; gains of $116.3 million recognized in 2006 from the sale of all 7.7 million Senior Housing common shares and 4.0 million Hospitality Properties common shares we owned; gains of $11.8 million recognized in 2005 from equity transactions of equity investments and the sale of 950,000 of our Senior Housing common shares and gains of $30.0 million recognized in 2004 from equity transactions of equity investments and the sale of 4.1 million of our Senior Housing common shares.

(3)	Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of preferred shares.
(4)	Excludes value of acquired real estate leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

OVERVIEW

We primarily own office and industrial buildings located throughout the United States.  We also own approximately 18 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of December 31, 2006, 93.1% of our total square feet was leased, compared to 94.3% leased as of December 31, 2005.  These results reflect a 1.2 percentage point decrease in occupancy at properties we owned continuously since January 1, 2005.  Occupancy data for 2006 and 2005 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2006	2005	2006	2005
Total properties	504	437	367	367
Total square feet	59,865	54,933	43,759	43,759
Percent leased (3)	93.1%	94.3%	93.2%	94.4%

(1)	Excludes properties sold or under contract for sale
(2)	Based on properties owned continuously since January 1, 2005, and excludes properties under contract for sale.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the year ended December 31, 2006, we signed new leases for 2.3 million square feet and lease renewals for 3.7 million square feet, at weighted average rental rates that were 5% above rents previously charged for the same space.  Average lease terms for leases signed during 2006 were 7.8 years.  Commitments for tenant improvement and leasing costs for leases signed during 2006 totaled $82.1 million, or $13.64 per square foot (approximately $1.75/sq. ft. per year of the lease term).

During the past twelve months, the leasing market conditions in some of our markets have been improving.  The quoted rental rates in most of the areas where our properties are located seem to have increased modestly.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally stabilized or declined modestly over the past twelve months.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  However, these improvements in rent rates and reduced tenant inducement costs have been somewhat offset by a modest decline in space requirements in certain markets, as reflected in the slight decline in occupancy we have experienced during this period.  We believe that modest increases in effective rents will improve the financial results at some of our currently owned properties, however, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 16.2% of our leased square feet and 19.7% of our rents are included in leases scheduled to expire through December 31, 2008.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of December 31, 2006, are as follows (square feet and dollars in thousands):

Year	Square Feet Expiring (1)	% of Square Feet Expiring	Annualized Rental Income Expiring (2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2007	4,373	7.8%	$80,612	9.8%	9.8%
2008	4,661	8.4%	81,808	9.9%	19.7%
2009	3,818	6.9%	68,737	8.4%	28.1%
2010	5,673	10.2%	96,610	11.7%	39.8%
2011	5,370	9.6%	94,260	11.5%	51.3%
2012	4,053	7.3%	79,591	9.7%	61.0%
2013	2,328	4.2%	42,705	5.2%	66.2%
2014	2,540	4.6%	43,651	5.3%	71.5%
2015	2,560	4.6%	54,061	6.6%	78.1%
2016	1,964	3.5%	34,141	4.1%	82.2%
2017 and thereafter	18,379	32.9%	147,020	17.8%	100.0%
	55,719	100.0%	$823,196	100.0%

Weighted average remaining lease term (in years):	9.3		6.4

(1) Square feet is pursuant to signed leases as of December 31, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2) Rents are pursuant to signed leases as of December 31, 2006, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization and rents from properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of December 31, 2006, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,932	8.9%	13.2%	2007 to 2020
2. GlaxoSmithKline plc	608	1.1%	1.8%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. Comcast Corporation	400	0.7%	1.2%	2007, 2008
5. Solectron Corporation	765	1.4%	1.1%	2014
6. The Scripps Research Institute	164	0.3%	1.1%	2019
7. JDA Software Group, Inc.	283	0.5%	1.1%	2012
8. Ballard Spahr Andrews & Ingersoll, LLP	231	0.4%	1.0%	2008, 2015
9. Tyco International Ltd	660	1.2%	1.0%	2007, 2017
Total	8,503	15.3%	22.9%

(1) Square feet is pursuant to signed leases as of December 31, 2006, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2) Rent is pursuant to signed leases as of December 31, 2006, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes square feet from properties classified in discontinued operations.

Investment Activities

During 2006, we acquired 64 properties with 4.9 million square feet for total gross purchase prices totaling $456.8 million, including 49 office properties with 3.1 million square feet for $340.1 million and 15 industrial properties with 1.8 million square feet for $116.7 million.  At the time of acquisition, these properties were approximately 93% leased and projected to yield approximately 9% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses.  During 2006, we sold all 7.7 million Senior Housing common shares we owned and all 4.0 million Hospitality Properties common shares we owned for net proceeds of $308.3 million and gains totaling $116.3 million.

Financing Activities

During 2006, we issued 6.0 million shares of our 7 1/8% series C cumulative redeemable preferred shares, raising net proceeds of $145.0 million and 15.2 million shares of our 6 ½% series D cumulative convertible preferred shares, raising net proceeds of $368.3 million.  We also issued $400 million of floating rate senior notes due 2011.  Proceeds from these financing activities were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.  We also repaid our $350 million floating rate term loan and we redeemed all $200 million of our series A preferred shares using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in thousands, except per share data)
Rental income	$795,821	$708,841	$86,980	12.3%

Expenses:
Operating expenses	310,712	269,563	41,149	15.3%
Depreciation and amortization	159,826	135,890	23,936	17.6%
General and administrative	32,133	30,446	1,687	5.5%
Total expenses	502,671	435,899	66,772	15.3%

Operating income	293,150	272,942	20,208	7.4%

Interest income	2,736	1,490	1,246	83.6%
Interest expense	(165,894)	(143,663)	(22,231)	(15.5)%
Loss on early extinguishment of debt	(1,659)	(168)	(1,491)	(887.5)%
Equity in earnings of equity investments	3,136	14,352	(11,216)	(78.1)%
Gain on sale of equity investments	116,287	5,522	110,765	200.6%
Gain on issuance of shares by equity investees	—	6,241	(6,241)	(100.0)%
Income from continuing operations	247,756	156,716	91,040	58.1%
(Loss) income from discontinued operations	(93)	676	(769)	(113.8)%
Gain on sale of properties	2,917	7,592	(4,675)	(61.6)%
Net income	250,580	164,984	85,596	51.9%
Preferred distributions	(44,692)	(46,000)	1,308	2.8%
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	(6,914)	(100.0)%
Net income available for common shareholders	$198,974	$118,984	$79,990	67.2%

Weighted average common shares outstanding — basic	209,965	197,831	12,134	6.1%

Weighted average common shares outstanding — diluted	216,524	197,831	18,693	9.4%

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.93	$0.56	$0.37	66.1%
Income from discontinued operations — basic and diluted	$0.01	$0.04	$(0.03)	(75.0)%
Net income available for common shareholders — basic	$0.95	$0.60	$0.35	58.3%
Net income available for common shareholders — diluted	$0.94	$0.60	$0.34	56.7%

Rental income.  Rental income increased for the year ended December 31, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, offset by the decrease in rental income from our Metro Philadelphia, PA market, as described in our segment information footnote to our consolidated financial statements.  Rental income for our Oahu, HI segment increased $9.7 million, or 19%, primarily because of the acquisition of 44 properties in June 2005, and increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006.  Rental income for our Other Markets segment increased $73.5 million, or 24%, primarily because of the acquisition of 93 properties during 2005 and 2006.  Rental income for our Metro Philadelphia, PA segment decreased $6.3 million, or 5%, primarily because of non-recurring rent recovery income received during 2005 and a decline in occupancy during 2006.  Rental income includes non-cash straight line rent adjustments totaling $25.6 million in 2006 and $30.1 million in 2005 and amortization of acquired real estate leases and obligations totaling ($10.4) million in 2006 and ($7.4) million in 2005.  Rental income also includes lease termination fees totaling $608,000 in 2006 and $3.9 million in 2005.

Total expenses.  Total expenses for the year ended December 31, 2006, increased from the year ended December 31, 2005, due to increases in operating expenses, depreciation and amortization and general and administrative expenses related to our acquisition of properties in 2006 and 2005.

Interest income.  Interest income increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, reflecting the increase in average interest rates on invested cash balances.

Interest expense.  The increase in interest expense in 2006 reflects an increase in average total debt outstanding which was used primarily to finance acquisitions in 2006 and 2005, and the increase in weighted average interest rates on our floating rate debt from 4.0% during the year ended December 31, 2005, to 5.8% during the year ended December 31, 2006.  The weighted average interest rate on all of our outstanding debt at December 31, 2006 and 2005, was 6.3% and 5.9%, respectively.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2006 relates to the write off of deferred financing fees associated with the repayment of our $350 million term loan in March.

Equity in earnings of equity investments.  The decrease in equity in earnings of equity investments in 2006 reflects our sale of all 7.7 million common shares we owned in Senior Housing and all 4.0 million common shares we owned in Hospitality Properties in March 2006.

Gain on sale of equity investments.  The increase in gain on sale of equity investments reflects the sale in March 2006 of all of the common shares we owned in Senior Housing and Hospitality Properties for aggregate net proceeds of $308.3 million.

Gain on issuance of shares by equity investees.  The 2005 gain on issuance of shares by equity investees reflects the issuance of common shares during 2005 by both Senior Housing and Hospitality Properties at prices above our per share carrying values.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the sale of our investments in Senior Housing and Hospitality Properties in 2006 and properties acquired during 2005 and 2006, offset by an increase in interest expense caused by the increase in floating interest rates during 2006.

(Loss) income from discontinued operations.  The 2006 loss and 2005 income from discontinued operations includes operating results from five office properties sold in 2006 and three industrial properties sold in 2005.

Gain on sale of properties.  Net sales proceeds and gains from properties sold during 2006 were $10.6 million and $2.9 million, respectively.  Net sales proceeds and gains from properties sold during 2005 were $20.1 million and $7.6 million, respectively.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the sale of our investments in Senior Housing and Hospitality Properties in 2006 and property acquisitions during 2005 and 2006, offset by an increase in interest expense caused by the increase in floating interest rates during 2006.  Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in thousands, except per share data)
Rental income	$708,841	$599,635	$109,206	18.2%

Expenses:
Operating expenses	269,563	226,807	42,756	18.9%
Depreciation and amortization	135,890	111,744	24,146	21.6%
General and administrative	30,446	25,170	5,276	21.0%
Total expenses	435,899	363,721	72,178	19.8%

Operating income	272,942	235,914	37,028	15.7%

Interest income	1,490	638	852	133.5%
Interest expense	(143,663)	(118,212)	(25,451)	(21.5)%
Loss on early extinguishment of debt	(168)	(2,866)	2,698	94.1%
Equity in earnings of equity investments	14,352	15,457	(1,105)	(7.1)%
Gain on sale of equity investments	5,522	21,550	(16,028)	(74.4)%
Gain on issuance of shares by equity investees	6,241	8,436	(2,195)	(26.0)%
Income from continuing operations	156,716	160,917	(4,201)	(2.6)%
Income from discontinued operations	676	1,912	(1,236)	(64.6)%
Gain on sale of properties	7,592	—	7,592	100.0%
Net income	164,984	162,829	2,155	1.3%
Preferred distributions	(46,000)	(46,000)	—	—
Net income available for common shareholders	$118,984	$116,829	$2,155	1.8%

Weighted average common shares outstanding	197,831	176,157	21,674	12.3%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.56	$0.65	$(0.09)	(13.8)%
Income from discontinued operations	$0.04	$0.01	$0.03	300.0%
Net income available for common shareholders	$0.60	$0.66	$(0.06)	(9.1)%

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

Income from discontinued operations and gain on sale of properties.  Income from discontinued operations in 2005 and 2004 represents income from three industrial properties we sold in May 2005 for net proceeds of $20.1 million, and five office properties we sold in 2006 for net proceeds of $10.6 million.  We recognized gains on the sales of the three industrial properties of $7.6 million in 2005.

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

Cash flows provided by (used for) operating, investing and financing activities were $286.4 million, ($206.4) million and ($81.6) million, respectively, for the year ended December 31, 2006, and $226.0 million, ($530.7) million and $302.3 million, respectively, for the year ended December 31, 2005.  Changes in all three categories between 2006 and 2005 are primarily related to property acquisitions and sales in 2006 and 2005, our sale of all our Senior Housing and Hospitality Properties common shares in 2006, our repayments and issuances of debt obligations in 2006 and 2005, our issuances and redemption of preferred shares in 2006 and our issuance of common shares in 2005.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At December 31, 2006, there was $40 million outstanding and $710 million available on our revolving credit facility, and we had cash and cash equivalents of $17.8 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.  In August 2006, we amended and extended the maturity of our revolving credit facility from April 2009 to August 2010, with an option to extend the facility an additional year, and we reduced the interest rate on borrowings from LIBOR plus 65 basis points to LIBOR plus 55 basis points.  Certain covenants in the facility were also amended to reflect current market conditions.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2006, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2007	$10,232	$—	$—	$10,232	6.8%
2008	26,369	—	—	26,369	7.0%
2009	7,879	—	—	7,879	6.9%
2010	8,303	40,000	50,000	98,303	7.3%
2011	229,905	400,000	—	629,905	6.2%
2012	31,113	—	200,000	231,113	7.0%
2013	3,804	—	200,000	203,804	6.5%
2014	15,789	—	250,000	265,789	5.7%
2015	4,029	—	450,000	454,029	6.0%
2016	13,387	—	400,000	413,387	6.3%
2017 and thereafter	65,065	—	—	65,065	7.3%
	$415,875	$440,000	$1,550,000	$2,405,875	6.3%

(1) Total debt as of December 31, 2006, net of unamortized premiums and discounts, equals $2,397,231.

When significant amounts are outstanding under our revolving credit facility or the maturity dates of our revolving credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and capital expenditures and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During 2006, we purchased 49 office properties and 15 industrial properties for $456.8 million, plus closing costs, and funded improvements to our owned properties totaling $116.0 million.  We funded all our 2006 acquisitions and improvements to our owned properties with cash on hand, by borrowing under our revolving credit facility and assuming $49.5 million of mortgage debt.  We sold five office properties with a total of approximately 101,000 square feet of space for gross proceeds of $13.7 million ($10.6 million after closing costs and deposits required to defease related mortgages).

As of December 31, 2006, we had an outstanding agreement to purchase three properties containing 104,000 square feet of space for $8.6 million, plus closing costs.  These properties were acquired in February 2007 with cash on hand and borrowings on our revolving credit facility.  As of February 26, 2007, we have executed purchase agreements for 17 additional properties with an aggregate of 4.3 million square feet of space and an aggregate purchase price of $220.0 million.  The acquisitions of these properties are subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if we will purchase these properties.

During the year ended December 31, 2006 and 2005, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005
Tenant improvements	$64,671	$84,237
Leasing costs	25,514	22,419
Building improvements (1)	27,170	22,835
Development and redevelopment activities (2)	24,165	14,064

(1) Building improvements generally include recurring expenditures that are necessary to maintain the value of our properties.

(2) Development, redevelopment and other activities generally include non-recurring expenditures that increase the value of our properties.

Commitments made for expenditures in connection with leasing space during the year ended December 31, 2006, are as follows (amounts in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the year	6,020	3,690	2,330
Total commitments for tenant improvements and leasing costs	$82,118	$33,792	$48,326
Leasing costs per square foot (whole dollars)	$13.64	$9.16	$20.74
Average lease term (years)	7.8	8.6	6.6
Leasing costs per square foot per year (whole dollars)	$1.75	$1.06	$3.14

In March 2006, we sold all 7.7 million common shares of beneficial interest we owned of Senior Housing, and all 4.0 million common shares of beneficial interest we owned of Hospitality Properties for net sales proceeds of $308.3 million and gains of $116.3 million.  Net sales proceeds were used to reduce amounts outstanding on our revolving credit facility.  During the year ended December 31, 2006, we received cash distributions totaling $2.5 million from Senior Housing and $2.9 million from Hospitality Properties.

In February 2006, we issued 6.0 million series C cumulative redeemable preferred shares in a public offering for net proceeds of $145.0 million.  Each series C preferred share has a liquidation preference of $25.00 and requires dividends of $1.78125, 7 1/8% of the liquidation preference per annum, payable in equal quarterly payments.  Our series C preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.  We applied the net proceeds from this offering to reduce amounts outstanding on our revolving credit facility.  Thereafter, we redeemed all $200 million of our 9.875% series A preferred shares in March 2006 by borrowing under our revolving credit facility.  In March 2006, we issued $400 million unsecured floating rate senior notes in a public offering raising net proceeds of approximately $398.7 million.  The notes bear interest at LIBOR plus a premium (6.0% at December 31, 2006), require quarterly interest payments and mature in March 2011.  Net proceeds from this offering were used to repay our $350 million term loan that was scheduled to mature in August 2009 and for general business purposes.

In October 2006, we issued an aggregate of approximately 15.2 million series D cumulative convertible preferred shares, including approximately 2.0 million shares issued to cover over-allotments, in a public offering for net proceeds of $368.3 million.  Holders of series D preferred shares are entitled to receive cumulative cash distributions at a rate of 6.50% per annum of the $25.00 per share liquidation preference (equivalent to $1.625 per year per share).  Our series D preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share.  On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate.  If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading, holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

As of December 31, 2006 (except as noted below), our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations	$2,405,875	$10,232	$34,248	$728,208	$1,633,187
Tenant related obligations (1)	60,023	43,755	16,268	—	—
Purchase obligations (2)	228,600	228,600	—	—	—
Projected interest expense (3)	1,036,314	152,888	301,691	256,935	324,800
Total	$3,730,812	$435,475	$352,207	$985,143	$1,957,987

(1)    Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2006.

(2)    Represents the purchase price to acquire three properties for $8.6 million, which was the subject of an executed purchase agreement on December 31, 2006, plus the purchase price to acquire 17 properties for $220.0 million pursuant to agreements we entered in January and February 2007.

(3)    Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

Except as otherwise discussed above under “Our Investment and Financing Liquidity and Resources”, we have no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements as of December 31, 2006.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at December 31, 2006, were our unsecured revolving credit facility and our $2.0 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At December 31, 2006, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $415.9 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at December 31, 2006.

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

Related Person Transactions

We have agreements with RMR to originate and present investment opportunities to our board of trustees, and provide property management and administrative services to us.  RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees.  Each of our executive officers are also officers of RMR.  Our independent trustees, including all of our trustees other than Messrs. Barry and Adam Portnoy, review our contracts with RMR at least annually and make determinations regarding renewals.  Any termination of our contract with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of construction costs.  The incentive fee to RMR is paid in our common shares.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management or other services. Our pro rata share of RMR’s costs in providing that function was approximately $173,000 in 2006.  Our audit committee appoints our director of internal audit, and our compensation committee approves his salary.  Our compensation committee also approves the costs which we pay with respect to our internal audit function.  All transactions between us and RMR are approved by our compensation committee.  Our audit and compensation committees are 100% composed of trustees who are independent of RMR.  Our fees to RMR were $29.5 million for 2006.

In 2006, we sold all 7.7 million Senior Housing common shares and all 4.0 million Hospitality Properties common shares we owned.  We, along with Senior Housing and Hospitality Properties were parties to underwriting agreements in connection with these sales.  Senior Housing and Hospitality Properties did not receive any proceeds from our sale of their shares.

During 2006, we leased 3,000 square feet of office space to Five Star.  Rent received under this lease totaled approximately $5,000 during 2006.

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

•         assessment of the carrying values and impairments of long lived assets; and

•         classification of leases.

We have historically allocated the purchase prices of properties to land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms.

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

Some of our real estate properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, leases.  Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases and make our stated revenues and income inaccurate.

These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located.  Competition, economic conditions and other factors may cause occupancy declines in the future.  In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

IMPACT OF INFLATION

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate to increase.  Inflation might also cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future.  The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2005.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

                At December 31, 2006, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount		Coupon	Maturity
Unsecured senior notes:

$30.0	million	8.875%	2010
$20.0	million	8.625%	2010
$200.0	million	6.950%	2012
$200.0	million	6.500%	2013
$250.0	million	5.750%	2014
$200.0	million	6.400%	2015
$250.0	million	5.750%	2015
$400.0	million	6.250%	2016

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$16.1	million	7.020%	2008
$3.6	million	8.000%	2008
$3.2	million	5.170%	2009
$242.5	million	6.814%	2011
$25.2	million	8.050%	2012
$5.3	million	6.000%	2012
$13.9	million	4.950%	2014
$13.6	million	7.360%	2016
$4.5	million	7.310%	2022
$2.2	million	7.850%	2022
$5.2	million	6.750%	2022
$9.6	million	5.710%	2026
$29.0	million	8.500%	2028
$42.0	million	6.794%	2029

Our secured notes are secured by 50 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at December 31, 2006, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $12.7 million.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at December 31, 2006, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $70 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior notes are separately publicly traded; and we may occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

At December 31, 2006, we had $40 million outstanding and $710 million available for drawing under our unsecured revolving credit facility and $400 million outstanding on our floating rate senior notes.  Our revolving credit facility and floating rate senior notes mature in August 2010 and March 2011, respectively.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior notes was 5.8% during 2006.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At December 31, 2006	6.0%	$440,000	$26,400
10% reduction	5.4%	$440,000	$23,760
10% increase	6.6%	$440,000	$29,040

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility or other floating rate debt.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President & Chief Operating Officer and Treasurer & Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President & Chief Operating Officer and Treasurer & Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2006 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our code of business conduct and ethics is posted on our website, www.hrpreit.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions on our website.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements under our 2003 Incentive Share Award Plan, or the Award Plan.  In addition, each of our trustees receives 2,250 shares per year as part of their annual compensation for serving as our trustees.  The terms of grants made under the Award Plan are determined by our board of trustees or a committee thereof at the time of the grant.    The following table is as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None.	None.	None.

Equity compensation plans not approved by security holders	None.	None.	6,261,978

Total	None.	None.	6,261,978

Payments by us to RMR are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Related Person Transactions”.

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

(c)           Exhibits

3.1                                 Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 25, 2006)

3.2                                 Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

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

3.12                           Articles Supplementary, dated October 10, 2006, to the Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the 6 ½% Series D Cumulative Convertible Preferred Shares. (incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006)

3.13                           Articles Supplementary, dated December 29, 2006, to the Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006)

3.14                           Composite copy of Amended and Restated By-laws of the Company dated March 20, 2003, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.1                                 Form of Common Share Certificate.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

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

4.4                                 Form of Temporary 6½% Series D Cumulative Convertible Preferred Share Certificate. (incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006)

4.5                                 Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.6                                 Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 13, 2004)

4.7                                 Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company, or State Street, as Trustee.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.8                                 Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.9                                 Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2000)

4.10                           Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.11                           Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.12                           Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank National Association, or U.S. Bank, relating to 6.40% Senior Notes due 2015, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.13                           Supplemental Indenture No. 13, dated as of October 30, 2003, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2014, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

4.14                           Supplemental Indenture No. 14, dated as of August 5, 2004, by and between the Company and U.S. Bank, relating to 6.25% Senior Notes due 2016, including form thereof. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 27, 2004)

4.15                           Supplemental Indenture No. 15, dated as of October 31, 2005, by and between the Company and U.S. Bank, relating to 5.75 % Senior Notes due 2015, including form thereof. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.16                           Supplemental Indenture No. 16, dated as of March 16, 2006, by and between the Company and U.S. Bank National Association, including the form of Floating Rate Senior Note due 2011. (filed herewith)

8.1                                 Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1                           Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc., or RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 11, 1998)

10.2                           Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 16, 1999)

10.3                           Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and RMR LLC. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.4                           Master Management Agreement, dated as of January 1, 1998, by and between the Company and RMR, Inc.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 27, 1998)

10.5                           Amended and Restated Master Management Agreement dated as of January 1, 2006, by and between Reit Management and Research, LLC and HRPT Properties Trust. (incorporated by refence to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.6                           2003 Incentive Share Award Plan. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

10.7                           Form of Restricted Share Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.8                           Representative Indemnification Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.9                           Summary of Trustee Compensation. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.10                     Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 12, 1999)

10.11                     Loan and Security Agreement, dated December 15, 2000, by and between Cedars LA LLC, or Cedars, Herald Square LLC, or Herald Square, Indiana Avenue LLC, or Indiana Avenue, Bridgepoint Property Trust, or Bridgepoint, Lakewood Property Trust, or Lakewood, and 1600 Market Street Property Trust, or 1600 Market Street, collectively as Borrowers, and Merrill Lynch Mortgage Lending, Inc., or Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.12                     Promissory Note in the amount of $260,000,000, dated December 15, 2000, issued by Cedars, Herald Square, Indiana Avenue, Bridgepoint, Lakewood and 1600 Market Street, collectively as Borrowers, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

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

10.17                     Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Cedars to Lawyers Title Company for the benefit of Merrill.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.18                     Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.19                     Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, or College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.20                     Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, or Franklin Plaza, as Borrower, and Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.21                     Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza, as Borrower, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.22                     Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.23                     Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.24                     Term Loan Agreement, dated as of February 25, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.25                     First Amendment to Term Loan Agreement, dated as of August 20, 2004, by and among the Company, each of the financial institutions a signatory thereto; Wachovia Bank, National Association, as Administrative Agent; and other agents.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.26                     Amended and Restated Credit Agreement, dated as of January 25, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 25, 2005)

10.27                     First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among HRPT Properties Trust, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 22, 2006)

10.28                     Sales Agreement, dated as of December 29, 2006, between HRPT Properties Trust and Cantor FitzGerald & Co. relating to the issuance and sale of up to 20,000,000 common shares of beneficial interest. (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 29, 2006)

12.1                           Computation of ratio of earnings to fixed charges.  (filed herewith)

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

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HRPT Properties Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2007

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited management’s assessment, included in Item 9A of HRPT Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that HRPT Properties Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  HRPT Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that HRPT Properties Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, HRPT Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of HRPT Properties Trust and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2007

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Real estate properties:
Land	$1,143,109	$1,080,563
Buildings and improvements	4,619,164	4,144,011
	5,762,273	5,224,574
Accumulated depreciation	(668,460)	(548,460)
	5,093,813	4,676,114
Properties held for sale	—	10,779
Acquired real estate leases	167,879	161,787
Equity investments	—	194,297
Cash and cash equivalents	17,783	19,445
Restricted cash	21,635	18,348
Rents receivable, net of allowance for doubtful accounts of $4,737 and $3,767, respectively	172,566	145,385
Other assets, net	102,273	101,012
Total assets	$5,575,949	$5,327,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$40,000	$256,000
Senior unsecured debt, net	1,941,173	1,889,991
Mortgage notes payable, net	416,058	374,165
Accounts payable and accrued expenses	93,734	80,125
Dividends payable	44,111	—
Acquired real estate lease obligations	41,833	38,987
Rent collected in advance	19,592	17,858
Security deposits	15,972	13,679
Due to affiliates	12,708	10,876
Total liabilities	2,625,181	2,681,681

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series A preferred shares; 9 7/8% cumulative redeemable at par on February 22, 2006; zero and 8,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $200,000	—	193,086
Series B preferred shares; 8 3/4% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on February 15, 2011; 6,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $150,000	145,015	—
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $379,500	368,270	—
Common shares of beneficial interest, $0.01 par value:
300,000,000 shares authorized; 210,051,590 and 209,860,625 shares issued and outstanding, respectively	2,101	2,099
Additional paid in capital	2,774,461	2,779,159
Cumulative net income	1,703,354	1,452,774
Cumulative common distributions	(2,115,299)	(1,894,818)
Cumulative preferred distributions	(216,983)	(176,663)
Total shareholders’ equity	2,950,768	2,645,486
Total liabilities and shareholders’ equity	$5,575,949	$5,327,167

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Rental income	$795,821	$708,841	$599,635

Expenses:
Operating expenses	310,712	269,563	226,807
Depreciation and amortization	159,826	135,890	111,744
General and administrative	32,133	30,446	25,170
Total expenses	502,671	435,899	363,721

Operating income	293,150	272,942	235,914

Interest income	2,736	1,490	638
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $4,452, $2,488 and $4,341, respectively)	(165,894)	(143,663)	(118,212)
Loss on early extinguishment of debt	(1,659)	(168)	(2,866)
Equity in earnings of equity investments	3,136	14,352	15,457
Gain on sale of equity investments	116,287	5,522	21,550
Gain on issuance of shares by equity investees	—	6,241	8,436
Income from continuing operations	247,756	156,716	160,917
(Loss) income from discontinued operations	(93)	676	1,912
Gain on sale of properties	2,917	7,592	—
Net income	250,580	164,984	162,829
Preferred distributions	(44,692)	(46,000)	(46,000)
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	—
Net income available for common shareholders	$198,974	$118,984	$116,829

Weighted average common shares outstanding — basic	209,965	197,831	176,157

Weighted average common shares outstanding — diluted	216,524	197,831	176,157

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.93	$0.56	$0.65
Income from discontinued operations — basic and diluted	$0.01	$0.04	$0.01
Net income available for common shareholders — basic	$0.95	$0.60	$0.66
Net income available for common shareholders — diluted	$0.94	$0.60	$0.66

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

Preferred Shares									Common Shares
Series A		Series B		Series C		Series D		Cumulative			Cumulative	Additional
Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid in Capital	Cumulative Net Income	Total

Balance at December 31, 2003	8,000,000	$193,086	12,000,000	$289,849	—	$—	—	$—	$(84,663)	142,773,925	$1,428	$(1,584,213)	$2,071,203	$1,124,961	$2,011,651
Issuance of shares, net	—	—	—	—	—	—	—	—	—	34,500,000	345	—	323,294	—	323,639
Stock grants	—	—	—	—	—	—	—	—	—	42,600	—	—	449	—	449
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	162,829	162,829
Distributions	—	—	—	—	—	—	—	—	(46,000)	—	—	(145,374)	—	—	(191,374)
Balance at December 31, 2004	8,000,000	193,086	12,000,000	289,849	—	—	—	—	(130,663)	177,316,525	1,773	(1,729,587)	2,394,946	1,287,790	2,307,194
Issuance of shares, net	—	—	—	—	—	—	—	—	—	32,500,000	325	—	383,649	—	383,974
Stock grants	—	—	—	—	—	—	—	—	—	44,100	1	—	564	—	565
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	164,984	164,984
Distributions	—	—	—	—	—	—	—	—	(46,000)	—	—	(165,231)	—	—	(211,231)
Balance at December 31, 2005	8,000,000	193,086	12,000,000	289,849	—	—	—	—	(176,663)	209,860,625	2,099	(1,894,818)	2,779,159	1,452,774	2,645,486
Issuance of shares, net	—	—	—	—	6,000,000	145,015	15,180,000	368,270	—	—	—	—	—	—	513,285
Redemption of shares	(8,000,000)	(193,086)	—	—	—	—	—	—	—	—	—	—	(6,914)	—	(200,000)
Stock grants	—	—	—	—	—	—	—	—	—	190,965	2	—	2,216	—	2,218
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	250,580	250,580
Distributions	—	—	—	—	—	—	—	—	(40,320)	—	—	(220,481)	—	—	(260,801)
Balance at December 31, 2006	—	$—	12,000,000	$289,849	6,000,000	$145,015	15,180,000	$368,270	$(216,983)	210,051,590	$2,101	$(2,115,299)	$2,774,461	$1,703,354	$2,950,768

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,580	$164,984	$162,829
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	128,768	111,951	95,977
Amortization of note discounts and premiums and deferred financing fees	4,452	2,488	4,341
Amortization of acquired real estate leases	30,098	23,025	13,271
Other amortization	11,482	8,871	6,139
Loss on early extinguishment of debt	1,659	—	2,866
Equity in earnings of equity investments	(3,136)	(14,352)	(15,457)
Gain on sale of equity investments	(116,287)	(5,522)	(21,550)
Gain on issuance of shares by equity investees	—	(6,241)	(8,436)
Distributions of earnings from equity investments	3,136	14,352	15,457
Gain on sale of properties	(2,917)	(7,592)	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(3,287)	3,909	(11,583)
Increase in rents receivable and other assets	(36,311)	(69,972)	(54,346)
Increase in accounts payable and accrued expenses	12,254	1,043	7,175
Increase in rent collected in advance	1,734	2,650	2,073
Increase in security deposits	2,322	1,902	2,400
Increase (decrease) in due to affiliates	1,832	(5,542)	8,048
Cash provided by operating activities	286,379	225,954	209,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(527,661)	(576,082)	(765,091)
Distributions in excess of earnings from equity investments	2,251	8,294	9,115
Proceeds from sale of properties	10,641	20,078	—
Proceeds from sale of equity investments	308,333	16,976	73,275
Cash used for investing activities	(206,436)	(530,734)	(682,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares, net	513,285	—	—
Redemption of preferred shares	(200,000)	—	—
Proceeds from issuance of common shares, net	—	383,974	323,639
Proceeds from borrowings	1,112,000	1,058,247	1,660,436
Payments on borrowings	(1,286,688)	(921,555)	(1,302,580)
Deferred financing fees	(3,512)	(7,171)	(6,189)
Distributions to common shareholders	(176,370)	(165,231)	(145,374)
Distributions to preferred shareholders	(40,320)	(46,000)	(46,000)
Cash (used for) provided by financing activities	(81,605)	302,264	483,932

(Decrease) increase in cash and cash equivalents	(1,662)	(2,516)	10,435
Cash and cash equivalents at beginning of period	19,445	21,961	11,526
Cash and cash equivalents at end of period	$17,783	$19,445	$21,961

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2006	2005	2004

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $335 in 2006)	$160,553	$141,890	$101,255

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(50,655)	$(29,274)	$(119,958)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$2,218	$565	$449
Assumption of mortgage notes payable	50,655	29,274	119,958

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986.  At December 31, 2006, we had investments in 504 office and industrial properties, including approximately 18 million square feet of leased industrial and commercial lands.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our investments in 100% owned subsidiaries.  Our investments in 50% or less owned companies over which we could exercise influence, but did not control, were accounted for using the equity method of accounting until sold during March 2006.  All intercompany transactions have been eliminated.  Significant influence was present through common representation on the board of trustees.  One of our managing trustees is also a managing trustee of Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties, and our two managing trustees are owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  We used the income statement method to account for issuance of common shares of beneficial interest by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing or Hospitality Properties were recognized in our income statement.

Real Estate Properties.  Real estate properties are recorded at cost.  Depreciation on real estate investments is provided for on a straight line basis over estimated useful lives ranging up to 40 years.

We have historically allocated the purchase prices of properties to land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of Financial Accounting Standard No. 141, “Business Combinations”, or FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases, and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on management’s estimates and, under some circumstances, studies from independent real estate appraisal firms.

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

Capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheet) are amortized as an increase to rental income over the non-cancelable periods of the respective leases.  Such amortization resulted in changes to rental income of ($10.4) million, ($7.4) million and ($3.0) million during the years ended December 31, 2006, 2005 and 2004, respectively. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  Such amortization amounted to $19.7 million, $15.7 million and $10.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.  If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

Intangible lease assets and liabilities recorded by us for properties acquired in 2006 totaled $44.7 million and $9.5 million, respectively.  Intangible lease assets and liabilities recorded by us for properties acquired in 2005 totaled $42.0 million and $5.4 million, respectively.  Accumulated amortization of capitalized above and below market lease values was $20.7 million and $10.1 million at December 31, 2006 and 2005, respectively.  Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $52.6 million and $33.0 million at December 31, 2006 and 2005, respectively.  Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2006, are approximately $29.5 million in 2007, $26.2 million in 2008, $22.1 million in 2009, $18.1 million in 2010, $10.3 million in 2011 and $19.8 million thereafter.

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

Certain of our real estate assets contain hazardous substances, including asbestos.  We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it.  If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be handled and disposed of.  Because the obligation to remove the asbestos has an indeterminable settlement date, we are not able to reasonably estimate the fair value of this asset retirement obligation.  We do not believe that there are environmental conditions at any of our properties that have a material adverse effect on us.  However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Cash and Cash Equivalents.  Cash and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Restricted Cash.  Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by some of our mortgage debts.

Other Assets, Net.  Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses.  Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans.  At December 31, 2006 and 2005, deferred financing fees totaled $34.2 million and $34.3 million, respectively, and accumulated amortization for deferred financing fees totaled $16.9 million and $15.5 million, respectively.  Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases.  Deferred leasing costs totaled $95.2 million and $74.8 million at December 31, 2006 and 2005, respectively, and accumulated amortization for deferred leasing costs totaled $25.1 million and $18.9 million, respectively.  Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2006, are approximately $15.6 million in 2007, $14.4 million in 2008, $13.0 million in 2009, $11.1 million in 2010, $7.8 million in 2011 and $25.5 million thereafter.

Revenue Recognition.  Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases.  The computation of the allowance is based on the tenants’ payment histories and current credit profiles, as well as other considerations.

Earnings Per Common Share.  Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares were converted into our common shares, where such conversion would result in a lower EPS amount.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements and footnotes to conform to the current year’s presentation.

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

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.   To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

Note 3.  Real Estate Properties

During 2006 we purchased 49 office properties for $340.1 million, plus closing costs, and 15 industrial properties for $116.7 million, plus closing costs.  We also funded $116.0 million of improvements to our owned properties.  We funded all of these transactions with cash on hand, by borrowing under our revolving credit facility and the assumption of $49.5 million of secured mortgage debt.  We allocated $44.7 million of our total 2006 acquisition costs to acquired real estate leases and $9.5 million to acquired real estate lease obligations.

During 2006 we also sold five office properties for net proceeds of $10.6 million and recognized gains of $2.9 million.  Net proceeds from these sales were used to reduce amounts outstanding on our revolving credit facility.

As of December 31, 2006, we had an outstanding agreement to purchase three properties containing 104,000 square feet of space for $8.6 million, plus closing costs.  These properties were acquired in February 2007.

Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2007 to 2051.  The triple net leases generally require the lessee to pay all property operating costs.  Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services.  We committed $82.1 million for expenditures related to 6.0 million square feet of leases executed during 2006.  Committed but unspent tenant related obligations based on executed leases as of December 31, 2006, were $60.0 million.

The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2006, are approximately $648.7 million in 2007, $597.2 million in 2008, $543.4 million in 2009, $491.1 million in 2010, $401.1 million in 2011 and $1.9 billion thereafter.

Note 4.  Equity Investments

At December 31, 2006 and 2005, we had the following equity investments (dollars in thousands):

	Ownership Percentage		Equity in Earnings		Equity Investments
	December 31,		Year Ended December 31,		December 31,
	2006	2005	2006	2005	2006	2005
Senior Housing	—%	10.7%	$1,512	$7,291	$—	$94,952
Hospitality Properties	—	5.6	1,624	7,061	—	99,345
			$3,136	$14,352	$—	$194,297

In March 2006, we sold all 7,710,738 Senior Housing common shares we owned in an underwritten public offering for $17.60 per common share for gross proceeds of $135.7 million (net $133.1 million) and we realized a gain of $39.1 million.  Senior Housing is a real estate investment trust that invests principally in senior housing real estate and was a 100% owned subsidiary of ours until 1999.

In December 2005, Senior Housing issued 3,250,000 common shares in a public offering for $18.90 per common share for net proceeds of $58.2 million, and we recognized a gain of $1.5 million pursuant to the income statement method of accounting.  Simultaneously with this offering, we sold 950,000 of our Senior Housing common shares for $18.90 per common share for gross proceeds of $18.0 million (net $17.0 million) and we recognized a gain of $5.5 million.  Our ownership percentage in Senior Housing was reduced from 12.6% prior to these transactions to 10.7% after these transactions.

In January 2004, Senior Housing issued 5,000,000 common shares in a public offering for $18.20 per common share for net proceeds of $86.1 million, and we recognized a gain of $966,000 pursuant to the income statement method of accounting.  Simultaneously with this offering, we sold 3,148,500 of our Senior Housing common shares for $18.20 per common share for gross proceeds of $57.3 million (net $54.4 million) and we recognized a gain of $14.8 million.  In December 2004, Senior Housing issued another 5,000,000 common shares in a public offering for $19.86 per common share for net proceeds of $94.1 million, and we recognized a gain of $3.4 million pursuant to the income statement method of accounting.  Simultaneously with this offering, we sold 1,000,000 of our Senior Housing common shares for $19.86 per common share for gross proceeds of $19.9 million (net $18.9 million) and we recognized a gain of $6.7 million.  Our ownership percentage in Senior Housing was reduced from 21.9% prior to these transactions to 12.6% after these transactions.

Summarized financial data of Senior Housing is as follows (amounts in thousands, except per share data):

December 31,
2005
Real estate properties, net	$1,447,138
Cash and cash equivalents	14,642
Other assets	38,861
Total assets	$1,500,641

Unsecured revolving bank credit facility	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	393,938
Other liabilities	119,519
Shareholders’ equity	923,184
Total liabilities and shareholders’ equity	$1,500,641

	Year Ended December 31,
	2005	2004
Revenues	$163,187	$148,523
Expenses	105,206	93,000
Income from continuing operations	57,981	55,523
Gain on sale of properties	5,931	1,219
Net income	$63,912	$56,742

Weighted average shares outstanding	68,757	63,406

Basic and diluted earnings per share:
Income from continuing operations	$0.84	$0.88
Gain on sale of properties	$0.09	$0.01
Net income	$0.93	$0.89

In March 2006, we sold all 4,000,000 Hospitality Properties common shares we owned in an underwritten public offering for $44.75 per common share for gross proceeds of $179.0 million (net $175.3 million) and we realized a gain of $77.2 million.  Hospitality Properties is a real estate investment trust that owns hotels and was a 100% owned subsidiary of ours until 1995.

In 2005, Hospitality Properties issued 4,700,000 common shares in a public offering for $44.39 per common share, raising net proceeds of $199.2 million.  Our ownership percentage in Hospitality Properties was reduced from 6.0% prior to this transaction to 5.6% after this transaction, and we recognized a gain of $4.7 million pursuant to the income statement method of accounting.

In 2004, Hospitality Properties issued 4,600,000 common shares in a public offering for $43.93 per common share for net proceeds of $192.7 million.  Our ownership percentage in Hospitality Properties was reduced from 6.4% prior to this transaction to 6.0% after this transaction, and we recognized a gain of $4.1 million pursuant to the income statement method of accounting.

Summarized financial data of Hospitality Properties is as follows (amounts in thousands, except per share data):

December 31,
2005
Real estate properties, net	$3,013,686
Cash and cash equivalents	18,568
Other assets	82,353
$3,114,607

Revolving credit facility	$35,000
Senior notes, net of discounts	921,606
Security deposits	185,304
Other liabilities	117,242
Shareholders’ equity	1,855,455
$3,114,607

	Year Ended December 31,
	2005	2004
Revenues	$834,412	$645,368
Expenses	704,509	518,480
Income before gain on sale of real estate	129,903	126,888
Gain on sale of real estate	—	203
Net income	129,903	127,091
Preferred distributions	(7,656)	(9,674)
Excess of liquidation preference over carrying value of preferred shares	—	(2,793)
Net income available for common shareholders	$122,247	$114,624

Weighted average common shares outstanding	69,866	66,503

Basic and diluted earnings per common share:
Net income available for common shareholders	$1.75	$1.72

Note 5.      Shareholders’ Equity

We have common shares available for issuance under the terms of our 2003 Incentive Share Award Plan, or the Award Plan.  During the years ended December 31, 2006, 2005 and 2004, 66,050 common shares with an aggregate market value of $798,000, 39,600 common shares with an aggregate market value of $512,000 and 38,100 common shares with an aggregate market value of $409,000, respectively, were awarded to our officers and certain employees of RMR pursuant to this plan.  All of our trustees were each awarded 2,250 common shares in 2006 with an aggregate market value of $122,000, as part of their annual fees.  Our independent trustees were each awarded 1,500 common shares in 2005 with an aggregate market value of $53,000 and 1,500 common shares in 2004 with an aggregate market value of $40,000, as part of their annual fees.  The shares awarded to our trustees vested immediately.  The shares awarded to our officers and certain employees of RMR vest in three or five annual installments beginning on the date of grant.  We include the value of awarded common shares in general and administrative expenses at the time the awards vest.  At December 31, 2006, 6,261,978 of our common shares remain available for issuance under the Award Plan.

Cash distributions per common share paid by us in 2006, 2005 and 2004, were $0.84, $0.84 and $0.82 per year, respectively.  The characterization of our distributions paid in 2006, 2005 and 2004 was 63.5%, 63.2% and 66.5% ordinary income, respectively, 0.0%, 32.7% and 32.9% return of capital, respectively, and 36.5%, 4.1% and 0.6% capital gain, respectively.  In December 2006, we declared a distribution of $0.21 per common share which was paid on January 31, 2007, to shareholders of record on December 29, 2006.  Our credit facility agreement contains a number of financial and other covenants, including a covenant which limits, with certain exceptions, the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreement.

Our 8,000,000 series A cumulative redeemable preferred shares required dividends of $2.46875, 9 7/8% per annum per share, payable in equal quarterly payments and had a liquidation preference of $25.00 per share.  Our series A preferred shares were redeemed for $25.00 each plus accrued and unpaid dividends in March 2006.  Our 12,000,000 series B cumulative redeemable preferred shares carry dividends of $2.1875, 8 ¾% per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after September 12, 2007.

In February 2006, we issued 6,000,000 series C cumulative redeemable preferred shares in a public offering raising net proceeds of $145.0 million.  Each series C preferred share requires dividends of $1.78125, 7 1/8% per annum, payable in equal quarterly payments.  Each series C preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.

In October 2006, we issued an aggregate of 15,180,000 series D cumulative convertible preferred shares, including 1,980,000 shares issued to cover over-allotments, in a public offering raising net proceeds of $368.3 million.  Net proceeds from this offering were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including acquisitions.  Each series D preferred share has a liquidation preference of $25.00 and requires dividends of $1.625, 6 ½% per annum, payable in equal quarterly payments.  Our series D preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share, or 29,192,308 additional common shares at December 31, 2006.  On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate.  If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading, holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

In December 2006, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) which allows us to initially offer and sell up to 20,000,000 of our common shares from time to time in a controlled equity offering program.  Pursuant to this agreement, Cantor has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell our common shares that we specify from time to time; we have no obligation to specify any of our common shares for sale in this program; and we may at any time suspend sales or terminate the program.  No common shares were issued under this program in 2006.

We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances.  Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events.  The rights expire on October 17, 2014, and are redeemable at our option.

Note 6.      Transactions with Affiliates

We have agreements with RMR to originate and present investment opportunities to us and to provide property management and administrative services to us.  These agreements are subject to the annual review and approval of our independent trustees.  RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees.  RMR is compensated at an annual rate equal to 0.7% of our real estate investments up to $250 million and 0.5% of investments thereafter, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs.  RMR is also entitled to an incentive fee which is paid in restricted shares of our common stock based on a formula.  Incentive fees earned for the year ended December 31, 2005, were approximately $1.2 million.  No incentive fees were earned for the years ended December 31, 2006 and 2004.  RMR also is reimbursed a pro-rata amount of its costs of providing internal audit services to us and to other companies managed by RMR.  At December 31, 2006, RMR and its affiliates owned 1,469,291 of our common shares.  RMR also leases approximately 23,000 square feet of office space from us at rental rates which we believe to be commercially reasonable.  All transactions between us and RMR are approved by independent trustees who are not affiliated with RMR.

Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Investment and administration related fees, incentive fees and internal audit costs paid to RMR	$29,487	$26,973	$22,534
Distributions paid to beneficial owners of RMR and their affiliates	1,208	1,132	1,102
Rental income received from RMR	484	495	401
Management fees paid to RMR	25,036	22,481	19,337
Dividends received from Hospitality Properties	2,920	11,560	11,520
Dividends received from Senior Housing	2,467	11,086	13,052

Note 7.      Indebtedness

At December 31, 2006 and 2005, our outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2006	2005
Unsecured revolving credit facility, due August 2010, at LIBOR plus a premium	$40,000	$256,000
Unsecured floating rate senior notes, due March 2011, at LIBOR plus a premium	400,000	—
Term Loan, due August 2009, at LIBOR plus a premium	—	350,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	200,000
Senior Notes, due 2013 at 6.50%	200,000	200,000
Senior Notes, due 2014 at 5.75%	250,000	250,000
Senior Notes, due 2015 at 6.40%	200,000	200,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Mortgage Notes Payable, due 2008 at 7.02%	16,056	16,328
Mortgage Notes Payable, due 2008 at 8.00%	3,566	5,114
Mortgage Notes Payable, due 2009 at 5.17%	3,189	4,603
Mortgage Notes Payable, due 2011 at 6.814%	242,479	245,965
Mortgage Notes Payable, due 2012 at 8.05%	25,170	25,489
Mortgage Notes Payable, due 2012 at 6.0%	5,349	5,468
Mortgage Notes Payable, due 2014 at 4.95%	13,949	—
Mortgage Notes Payable, due 2016 at 7.36%	13,634	—
Mortgage Notes Payable, due 2022 at 7.31%	4,504	—
Mortgage Notes Payable, due 2022 at 7.85%	2,190	—
Mortgage Notes Payable, due 2022 at 6.75%	5,205	—
Mortgage Notes Payable, due 2026 at 5.71%	9,599	—
Mortgage Notes Payable, due 2028 at 8.50%	29,016	29,399
Mortgage Notes Payable, due 2029 at 6.794%	41,969	42,713
	2,405,875	2,531,079
Less unamortized net premiums and discounts	8,644	10,923
	$2,397,231	$2,520,156

In 2006, we issued $400 million of unsecured floating rate senior notes in a public offering, raising net proceeds of $398.7 million.  The notes bear interest at LIBOR plus a premium, require quarterly interest payments and mature in March 2011.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.  We also repaid our $350 million term loan that was scheduled to mature in August 2009.  We recognized a loss of $1.7 million from the write off of deferred financing fees in connection with this repayment.

We have an unsecured revolving credit facility with a borrowing capacity of $750 million that we use for acquisitions, working capital and general business purposes.  In August 2006, we amended and extended the maturity of this credit facility from April 2009 to August 2010, with an option to extend the facility an additional year.  Interest paid on drawings under this facility was reduced from LIBOR plus 65 basis points to LIBOR plus 55 basis points.  Certain covenants were also amended to reflect current market conditions.  The interest rate on this facility averaged 5.6% and 4.0% per annum for the years ended December 31, 2006 and 2005, respectively.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

As part of our 2006 acquisitions, we assumed $49.5 million of secured debt which was recorded at its fair value of $50.7 million.  The related premium on this debt is being amortized to interest expense through its maturity date.

At December 31, 2006, 50 properties costing $872.2 million with an aggregate net book value of $733.4 million were secured by mortgage notes totaling $415.9 million maturing from 2008 through 2029 which, including unamortized premiums and discounts, amounted to $416.1 million.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2006, are $10.2 million in 2007, $26.4 million in 2008, $7.9 million in 2009, $98.3 million in 2010, $629.9 million in 2011 and $1.6 billion thereafter.

Note 8.      Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, equity investments, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At December 31, 2006 and 2005, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investments	$—	$—	$194,297	$290,789
Senior notes and mortgage notes payable	1,957,231	2,024,211	1,914,156	1,997,924

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and current interest rates ranging from 5.5% to 5.9%.  The fair value of our equity investments are based on quoted per share prices for Hospitality Properties and Senior Housing of $40.10 and $16.91, respectively, at December 31, 2005.

Note 9.      Earnings per Common Share

Earnings per common share, or EPS, is computed pursuant to the provisions of SFAS No. 128.  The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic and diluted EPS (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$247,756			$156,716			$160,917
(Loss) income from discontinued operations	(93)			676			1,912
Gain on sale of properties	2,917			7,592			—
Preferred distributions	(44,692)			(46,000)			(46,000)
Excess redemption price paid over carrying value of preferred shares	(6,914)			—			—
Amounts used to calculate basic EPS	198,974	209,965	$0.95	118,984	197,831	$0.60	116,829	176,157	$0.66

Effect of dilutive securities:
Convertible preferred shares	5,482	6,559		—	—		—	—
Amounts used to calculate diluted EPS	$204,456	216,524	$0.94	$118,984	197,831	$0.60	$116,829	176,157	$0.66

Note 10.    Segment Information

Our primary business is the ownership and operation of office and industrial properties, including leased industrial lands in Oahu, HI.  We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Our geographic segments include Metro Philadelphia, PA, Metro Washington DC, Oahu, HI, Metro Boston, MA, Southern California, Metro Austin, TX and Other Markets, which includes properties located throughout the United States.

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

As of December 31, 2006, we owned 351 office properties and 153 industrial properties.  Property level information by geographic segment and property type is as follows (amounts in thousands):

As of and for the year ended December 31, 2006:

	As of December 31, 2006
	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,453	—	5,453
Metro Washington DC	2,658	—	2,658
Oahu, HI	—	17,880	17,880
Metro Boston, MA	2,740	—	2,740
Southern California	1,444	—	1,444
Metro Austin, TX	1,491	1,316	2,807
Other Markets	20,492	6,391	26,883
Totals	34,278	25,587	59,865

Central business district, or CBD	11,332	158	11,490
Suburban	22,946	25,429	48,375
Totals	34,278	25,587	59,865

	Year Ended December 31, 2006
	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$127,051	$—	$127,051
Metro Washington DC	80,154	—	80,154
Oahu, HI	—	61,012	61,012
Metro Boston, MA	60,568	—	60,568
Southern California	48,282	—	48,282
Metro Austin, TX	29,623	14,576	44,199
Other Markets	332,954	41,601	374,555
Totals	$678,632	$117,189	$795,821

CBD	$285,605	$1,141	$286,746
Suburban	393,027	116,048	509,075
Totals	$678,632	$117,189	$795,821

Property net operating income:
Metro Philadelphia, PA	$68,025	$—	$68,025
Metro Washington DC	50,244	—	50,244
Oahu, HI	—	49,414	49,414
Metro Boston, MA	39,578	—	39,578
Southern California	33,603	—	33,603
Metro Austin, TX	13,417	8,124	21,541
Other Markets	194,540	28,164	222,704
Totals	$399,407	$85,702	$485,109

CBD	$158,936	$859	$159,795
Suburban	240,471	84,843	325,314
Totals	$399,407	$85,702	$485,109

As of December 31, 2006, our investments in office and industrial properties, net of accumulated depreciation, were $4,067,022 and $1,026,791, respectively.

As of and for the year ended December 31, 2005:

	As of December 31, 2005
	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,447	—	5,447
Metro Washington DC	2,645	—	2,645
Oahu, HI	—	17,879	17,879
Metro Boston, MA	2,737	—	2,737
Southern California	1,444	—	1,444
Metro Austin, TX	1,490	1,316	2,806
Other Markets	17,402	4,573	21,975
Totals	31,165	23,768	54,933

CBD	11,327	158	11,485
Suburban	19,838	23,610	43,448
Totals	31,165	23,768	54,933

	Year Ended December 31, 2005
	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$133,390	$—	$133,390
Metro Washington DC	77,751	—	77,751
Oahu, HI	—	51,343	51,343
Metro Boston, MA	57,932	—	57,932
Southern California	47,553	—	47,553
Metro Austin, TX	23,798	15,970	39,768
Other Markets	263,340	37,764	301,104
Totals	$603,764	$105,077	$708,841

CBD	$280,184	$1,089	$281,273
Suburban	323,580	103,988	427,568
Totals	$603,764	$105,077	$708,841

Property net operating income:
Metro Philadelphia, PA	$72,909	$—	$72,909
Metro Washington DC	50,316	—	50,316
Oahu, HI	—	41,561	41,561
Metro Boston, MA	38,898	—	38,898
Southern California	32,374	—	32,374
Metro Austin, TX	10,316	7,834	18,150
Other Markets	160,054	25,016	185,070
Totals	$364,867	$74,411	$439,278

CBD	$159,104	$861	$159,965
Suburban	205,763	73,550	279,313
Totals	$364,867	$74,411	$439,278

As of December 31, 2005, our investments in office and industrial properties, net of accumulated depreciation, were $3,772,663 and $903,451, respectively.

As of and for the year ended December 31, 2004:

	As of December 31, 2004
	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,452	—	5,452
Metro Washington DC	2,645	—	2,645
Oahu, HI	—	9,699	9,699
Metro Boston, MA	2,742	—	2,742
Southern California	1,444	—	1,444
Metro Austin, TX	1,493	1,316	2,809
Other Markets	14,452	4,573	19,025
Totals	28,228	15,588	43,816

CBD	10,698	158	10,856
Suburban	17,530	15,430	32,960
Totals	28,228	15,588	43,816

	Year Ended December 31, 2004
	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$131,469	$—	$131,469
Metro Washington DC	66,234	—	66,234
Oahu, HI	—	42,205	42,205
Metro Boston, MA	52,157	—	52,157
Southern California	42,622	—	42,622
Metro Austin, TX	21,577	16,740	38,317
Other Markets	203,648	22,983	226,631
Totals	$517,707	$81,928	$599,635

CBD	$267,334	$1,070	$268,404
Suburban	250,373	80,858	331,231
Totals	$517,707	$81,928	$599,635

Property net operating income:
Metro Philadelphia, PA	$71,676	$—	$71,676
Metro Washington DC	42,752	—	42,752
Oahu, HI	—	34,582	34,582
Metro Boston, MA	37,724	—	37,724
Southern California	27,823	—	27,823
Metro Austin, TX	10,011	8,162	18,173
Other Markets	124,315	15,783	140,098
Totals	$314,301	$58,527	$372,828

CBD	$155,508	$873	$156,381
Suburban	158,793	57,654	216,447
Totals	$314,301	$58,527	$372,828

Note 11.    Calculation of Property Net Operating Income

The following table reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income available for common shareholders for the years ended December 31, 2006, 2005 and 2004, is as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Rental income	$795,821	$708,841	$599,635
Operating expenses	(310,712)	(269,563)	(226,807)
Property net operating income (NOI)	$485,109	$439,278	$372,828

Property net operating income	$485,109	$439,278	$372,828
Depreciation and amortization	(159,826)	(135,890)	(111,744)
General and administrative	(32,133)	(30,446)	(25,170)
Operating income	293,150	272,942	235,914

Interest income	2,736	1,490	638
Interest expense	(165,894)	(143,663)	(118,212)
Loss on early extinguishment of debt	(1,659)	(168)	(2,866)
Equity in earnings of equity investments	3,136	14,352	15,457
Gain on sale of equity investments	116,287	5,522	21,550
Gain on issuance of shares by equity investees	—	6,241	8,436
Income from continuing operations	247,756	156,716	160,917
(Loss) income from discontinued operations	(93)	676	1,912
Gain on sale of properties	2,917	7,592	—
Net income	250,580	164,984	162,829
Preferred distributions	(44,692)	(46,000)	(46,000)
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	—
Net income available for common shareholders	$198,974	$118,984	$116,829

Note 12.    Tenant Concentration

The United States Government is our only tenant which is responsible for more than five percent of our revenues.  For the years ended December 31, 2006, 2005 and 2004, revenues from the United States Government were $109.8 million, $110.0 million and $96.7 million, respectively.

Note 13.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2006 and 2005.  Reclassifications have been made to the prior year results to reflect properties reported in discontinued operations during 2006 (dollars in thousands, except per share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$189,559	$197,957	$202,542	$205,763
Net income available for common shareholders	131,413	22,280	22,120	23,161
Per common share data:
Net income available for common shareholders — basic and diluted	0.63	0.11	0.11	0.11

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$166,554	$173,814	$182,894	$185,579
Net income available for common shareholders	20,735	39,246	26,797	32,206
Per common share data:
Net income available for common shareholders — basic and diluted	0.12	0.20	0.13	0.15

Note 14.    Subsequent Events

In January and February 2007, we sold 1,005,000 of our common shares for net proceeds of $13.0 million pursuant to our controlled equity offering program discussed in Note 5.

In February 2007, we acquired three properties containing 104,000 square feet of space for $8.6 million, plus closing costs.

In January and February 2007, we agreed to acquire 17 properties for $220.0 million plus closing costs.  These acquisitions are subject to various closing conditions customary in real estate transactions and there is no assurance as to when or if these properties will be acquired.

HRPT PROPERTIES TRUST

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2006

(dollars in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Year Ended December 31, 2004: Allowance for doubtful accounts	$5,068	$2,021	$(2,495)	$4,594

Year Ended December 31, 2005: Allowance for doubtful accounts	$4,594	$848	$(1,675)	$3,767

Year Ended December 31, 2006: Allowance for doubtful accounts	$3,767	$1,925	$(955)	$4,737

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Birmingham	AL	$13,634	$4,000	$19,604	$—	$4,000	$19,604	$23,604	$22	12/27/06	2001
Petersburg	AK	—	189	811	32	189	843	1,032	208	3/31/97	1983
Safford	AZ	—	635	2,729	148	647	2,865	3,512	686	3/31/97	1992
Tucson	AZ	—	765	3,280	112	779	3,378	4,157	823	3/31/97	1993
Phoenix	AZ	—	2,687	11,532	781	2,729	12,271	15,000	2,913	5/15/97	1997
Tempe	AZ	—	1,125	10,122	326	1,125	10,448	11,573	1,973	6/30/99	1987
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	3,068	7/30/99	1982
Phoenix	AZ	—	1,899	14,872	820	1,899	15,692	17,591	1,893	2/1/02	1999
Phoenix	AZ	—	1,041	8,023	1,178	1,041	9,201	10,242	1,256	2/1/02	1987
Tucson	AZ	—	3,261	26,357	2,747	3,261	29,104	32,365	3,960	2/27/02	1986
Tolleson	AZ	—	1,257	9,210	174	1,257	9,384	10,641	701	12/19/03	1990
San Diego	CA	—	992	9,040	8,025	992	17,065	18,057	2,713	12/5/96	1985
San Diego	CA	—	1,228	11,199	9,941	1,228	21,140	22,368	3,361	12/5/96	1985
San Diego	CA	—	1,985	18,096	16,063	1,985	34,159	36,144	5,430	12/5/96	1985
San Diego	CA	—	502	4,526	823	502	5,349	5,851	1,352	12/31/96	1984
San Diego	CA	—	294	2,650	482	294	3,132	3,426	792	12/31/96	1984
San Diego	CA	—	313	2,820	513	313	3,333	3,646	842	12/31/96	1984
San Diego	CA	—	316	2,846	518	316	3,364	3,680	850	12/31/96	1984
Kearney Mesa	CA	—	2,916	12,456	975	2,969	13,378	16,347	3,231	3/31/97	1994
San Diego	CA	—	4,269	18,316	480	4,347	18,718	23,065	4,571	3/31/97	1996
San Diego	CA	—	2,984	12,859	2,302	3,038	15,107	18,145	3,737	3/31/97	1981
Los Angeles	CA	33,796	5,076	49,884	2,801	5,071	52,690	57,761	12,838	5/15/97	1979
Los Angeles	CA	34,125	5,055	49,685	3,584	5,060	53,264	58,324	12,862	5/15/97	1979
Los Angeles	CA	—	1,921	8,242	352	1,955	8,560	10,515	2,006	7/11/97	1996
Anaheim	CA	—	691	6,223	2	692	6,224	6,916	1,479	12/5/97	1992
San Diego	CA	—	461	3,830	1	461	3,831	4,292	435	6/24/02	1986
San Diego	CA	—	685	5,530	—	685	5,530	6,215	628	6/24/02	1986
San Diego	CA	—	475	4,264	791	474	5,056	5,530	800	6/24/02	1986
Fresno	CA	—	7,276	61,118	8	7,277	61,125	68,402	6,685	8/29/02	1971
Santa Ana	CA	—	1,363	10,158	(279)	1,362	9,880	11,242	774	11/10/03	2000
Rancho Cordova	CA	—	116	1,048	8	116	1,056	1,172	65	7/16/04	1977
Rancho Cordova	CA	—	116	1,072	4	116	1,076	1,192	66	7/16/04	1977
Rancho Cordova	CA	—	89	822	—	89	822	911	51	7/16/04	1977

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Sacramento	CA	—	134	720	191	134	911	1,045	75	7/16/04	1977
Sacramento	CA	—	116	1,032	31	116	1,063	1,179	66	7/16/04	1977
Sacramento	CA	—	67	393	98	67	491	558	26	7/16/04	1977
Sacramento	CA	—	116	952	39	116	991	1,107	68	7/16/04	1977
Sacramento	CA	—	67	361	59	67	420	487	23	7/16/04	1977
Sacramento	CA	—	134	676	78	134	754	888	43	7/16/04	1977
Sacramento	CA	—	116	1,017	14	116	1,031	1,147	66	7/16/04	1977
Sacramento	CA	—	116	720	188	116	908	1,024	54	7/16/04	1977
Sacramento	CA	—	60	349	23	60	372	432	27	7/16/04	1977
Sacramento	CA	—	60	333	26	60	359	419	21	7/16/04	1977
Sacramento	CA	—	116	936	55	116	991	1,107	68	7/16/04	1977
Sacramento	CA	—	116	976	24	116	1,000	1,116	69	7/16/04	1977
Sacramento	CA	—	134	1,186	63	134	1,249	1,383	78	7/16/04	1977
Sacramento	CA	—	91	819	139	91	958	1,049	52	7/16/04	1977
Sacramento	CA	—	74	574	34	74	608	682	45	7/16/04	1977
Sacramento	CA	—	402	4,056	35	402	4,091	4,493	249	7/16/04	1977
Sacramento	CA	—	80	623	35	80	658	738	44	7/16/04	1977
Sacramento	CA	—	206	1,970	336	206	2,306	2,512	124	7/16/04	1977
San Diego	CA	—	284	2,992	482	284	3,474	3,758	234	7/16/04	1980
San Diego	CA	—	654	5,467	225	654	5,692	6,346	370	7/16/04	1982
San Diego	CA	—	280	2,421	331	280	2,752	3,032	219	7/16/04	1980
San Diego	CA	—	286	2,512	624	286	3,136	3,422	203	7/16/04	1980
San Diego	CA	—	330	2,843	67	330	2,910	3,240	177	7/16/04	1978
San Diego	CA	—	387	3,339	64	387	3,403	3,790	207	7/16/04	1978
Golden	CO	—	494	152	6,037	495	6,188	6,683	1,337	3/31/97	1997
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	3,149	11/14/97	1993
Lakewood	CO	—	1,855	16,691	369	1,856	17,059	18,915	3,009	11/22/99	1980
Lakewood	CO	—	787	7,085	160	788	7,244	8,032	1,278	11/22/99	1980
Englewood	CO	—	1,708	14,616	1,118	1,707	15,735	17,442	2,001	11/2/01	1984
Lakewood	CO	—	936	9,160	285	936	9,445	10,381	991	10/11/02	1981
Lakewood	CO	—	915	9,106	454	916	9,559	10,475	989	10/11/02	1981
Lakewood	CO	—	1,035	9,271	171	1,036	9,441	10,477	999	10/11/02	1981
Englewood	CO	—	649	5,232	473	642	5,712	6,354	554	12/19/02	1984

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Longmont	CO	—	3,714	24,397	441	3,715	24,837	28,552	1,386	10/26/04	1982
Wallingford	CT	—	640	10,017	1,652	640	11,669	12,309	2,666	6/1/98	1986
Wallingford	CT	—	367	3,301	893	366	4,195	4,561	926	12/22/98	1988
Meriden	CT	—	768	6,164	20	768	6,184	6,952	533	7/24/03	1982
Windsor	CT	—	1,376	11,212	1,035	1,376	12,247	13,623	1,025	8/29/03	1988
Milford	CT	—	1,712	13,969	107	1,713	14,075	15,788	523	7/29/05	1987
East Windsor	CT	9,599	2,960	12,360	—	2,960	12,360	15,320	77	10/24/06	1989
Berlin	CT	—	2,770	8,409	—	2,770	8,409	11,179	53	10/24/06	1962
Wallingford	CT	—	2,010	7,352	—	2,010	7,352	9,362	50	10/24/06	1978
Wallingford	CT	—	1,470	2,165	—	1,470	2,165	3,635	18	10/24/06	1978
Wallingford	CT	—	2,300	8,621	—	2,300	8,621	10,921	55	10/24/06	1976
Wallingford	CT	—	620	2,168	—	620	2,168	2,788	14	10/24/06	1979
Wallingford	CT	—	470	2,280	—	470	2,280	2,750	14	10/24/06	1974
Wallingford	CT	—	800	2,251	—	800	2,251	3,051	15	10/24/06	1977
Wallingford	CT	—	740	2,552	—	740	2,552	3,292	16	10/24/06	1980
Wallingford	CT	—	680	3,144	—	680	3,144	3,824	18	10/24/06	1982
Wallingford	CT	—	720	3,067	—	720	3,067	3,787	18	10/24/06	1984
Orange	CT	—	2,270	7,943	—	2,270	7,943	10,213	50	10/24/06	1993
North Haven	CT	5,205	2,090	9,141	—	2,090	9,141	11,231	54	10/24/06	1970
Washington	DC	—	2,485	22,696	5,029	2,485	27,725	30,210	6,847	9/13/96	1976
Washington	DC	—	12,008	51,528	29,231	12,227	80,540	92,767	17,849	3/31/97	1996
Washington	DC	21,656	6,979	29,949	1,647	7,107	31,468	38,575	7,730	3/31/97	1989
Washington	DC	—	1,851	16,511	3,787	1,887	20,262	22,149	4,463	12/19/97	1966
Washington	DC	29,898	5,975	53,778	2,971	5,975	56,749	62,724	12,268	6/23/98	1991
Wilmington	DE	—	4,409	39,681	10,317	4,413	49,994	54,407	9,633	7/23/98	1986
Wilmington	DE	—	1,478	13,306	590	1,477	13,897	15,374	2,586	7/13/99	1984
Orlando	FL	—	—	362	1	36	327	363	65	2/19/98	1997
Orlando	FL	—	722	6,499	(59)	716	6,446	7,162	1,432	2/19/98	1997
Orlando	FL	—	256	2,308	64	263	2,365	2,628	525	2/19/98	1997
Miami	FL	—	144	1,297	319	144	1,616	1,760	526	3/19/98	1987
Savannah	GA	—	544	2,330	610	553	2,931	3,484	659	3/31/97	1990
Atlanta	GA	474	197	1,757	24	197	1,781	1,978	109	7/16/04	1972
Atlanta	GA	754	265	2,382	501	265	2,883	3,148	275	7/16/04	1972

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Atlanta	GA	432	202	1,580	22	202	1,602	1,804	98	7/16/04	1972
Atlanta	GA	717	280	2,657	53	280	2,710	2,990	164	7/16/04	1972
Atlanta	GA	2,549	1,070	8,930	637	1,070	9,567	10,637	632	7/16/04	1972
Atlanta	GA	402	157	1,505	15	157	1,520	1,677	93	7/16/04	1972
Atlanta	GA	645	223	2,006	461	223	2,467	2,690	214	7/16/04	1972
Atlanta	GA	—	1,521	11,826	—	1,521	11,826	13,347	727	7/16/04	1972
Atlanta	GA	490	210	1,779	56	210	1,835	2,045	111	7/16/04	1972
Atlanta	GA	2,839	1,209	9,747	890	1,209	10,637	11,846	660	7/16/04	1972
Atlanta	GA	1,983	1,126	6,930	217	1,126	7,147	8,273	452	7/16/04	1972
Atlanta	GA	591	245	2,006	215	245	2,221	2,466	126	7/16/04	1972
Atlanta	GA	837	346	2,899	246	346	3,145	3,491	190	7/16/04	1967
Atlanta	GA	1,257	480	4,328	438	480	4,766	5,246	287	7/16/04	1967
Atlanta	GA	—	1,713	7,649	157	1,713	7,806	9,519	482	7/16/04	1967
Atlanta	GA	673	289	2,403	115	289	2,518	2,807	148	7/16/04	1967
Atlanta	GA	—	372	3,600	39	372	3,639	4,011	222	7/16/04	1967
Atlanta	GA	—	364	3,527	37	364	3,564	3,928	217	7/16/04	1967
Atlanta	GA	1,109	425	4,119	82	425	4,201	4,626	255	7/16/04	1967
Atlanta	GA	—	1,122	10,867	86	1,122	10,953	12,075	669	7/16/04	1967
Atlanta	GA	3,934	1,620	13,661	1,134	1,620	14,795	16,415	1,067	7/16/04	1967
Atlanta	GA	128	52	483	—	52	483	535	30	7/16/04	1967
Atlanta	GA	572	257	2,119	10	257	2,129	2,386	131	7/16/04	1972
Atlanta	GA	646	268	2,380	49	268	2,429	2,697	148	7/16/04	1972
Atlanta	GA	1,681	685	5,837	494	685	6,331	7,016	370	7/16/04	1972
Atlanta	GA	2,265	939	8,387	126	939	8,513	9,452	536	7/16/04	1972
Atlanta	GA	2,341	1,154	8,454	158	1,154	8,612	9,766	524	7/16/04	1972
Atlanta	GA	788	303	2,595	391	303	2,986	3,289	240	7/16/04	1972
Atlanta	GA	518	235	1,906	21	235	1,927	2,162	118	7/16/04	1972
Atlanta	GA	—	917	—	—	917	—	917	—	7/16/04	1972
Atlanta	GA	391	156	1,400	74	156	1,474	1,630	88	7/16/04	1972
Atlanta	GA	—	2,197	—	3	2,197	3	2,200	—	7/16/04	1972
Atlanta	GA	—	2,459	18,549	373	2,463	18,918	21,381	1,116	8/24/04	1985
Atlanta	GA	—	952	7,643	105	952	7,748	8,700	440	9/9/04	1983
Atlanta	GA	—	2,524	20,407	179	2,526	20,584	23,110	706	8/23/05	1985

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Roswell	GA	—	624	5,491	856	624	6,347	6,971	194	9/2/05	1974
Macon	GA	13,949	2,674	19,311	200	2,674	19,511	22,185	353	4/28/06	1988
Oahu	HI	—	156,939	4,320	10,857	157,420	14,696	172,116	352	12/5/03	—
Oahu	HI	—	93,821	—	178	93,728	271	93,999	8	12/5/03	—
Oahu	HI	—	78,842	4,789	(95)	78,752	4,784	83,536	364	12/5/03	—
Oahu	HI	—	7,982	—	(10)	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	66,253	—	7,459	66,171	7,541	73,712	158	12/5/03	—
Oahu	HI	—	718	—	(1)	717	—	717	—	12/5/03	—
Oahu	HI	—	43,419	223	2,164	33,735	12,071	45,806	609	12/5/03	—
Oahu	HI	—	11,450	—	(13)	11,437	—	11,437	—	12/5/03	—
Oahu	HI	—	9,671	—	(11)	9,660	—	9,660	—	12/5/03	—
Oahu	HI	—	2,114	456	(3)	2,112	455	2,567	35	12/5/03	—
Oahu	HI	—	1,343	—	(1)	1,342	—	1,342	—	12/5/03	—
Oahu	HI	—	2,038	—	(3)	2,035	—	2,035	—	6/15/05	—
Oahu	HI	—	1,354	—	(2)	1,352	—	1,352	—	6/15/05	—
Oahu	HI	—	3,547	—	(6)	3,541	—	3,541	—	6/15/05	—
Oahu	HI	—	1,572	—	(3)	1,569	—	1,569	—	6/15/05	—
Oahu	HI	—	1,232	—	(2)	1,230	—	1,230	—	6/15/05	—
Oahu	HI	—	434	3,983	(8)	426	3,983	4,409	153	6/15/05	—
Oahu	HI	—	11,645	—	(21)	11,624	—	11,624	—	6/15/05	—
Oahu	HI	—	1,509	—	(3)	1,506	—	1,506	—	6/15/05	—
Oahu	HI	—	1,725	—	(3)	1,722	—	1,722	—	6/15/05	—
Oahu	HI	—	2,190	—	(3)	2,187	—	2,187	—	6/15/05	—
Oahu	HI	—	2,672	—	(5)	2,667	—	2,667	—	6/15/05	—
Oahu	HI	—	1,764	—	(3)	1,761	—	1,761	—	6/15/05	—
Oahu	HI	—	294	2,297	(3)	294	2,294	2,588	89	6/15/05	—
Oahu	HI	—	27,455	—	(50)	27,405	—	27,405	—	6/15/05	—
Oahu	HI	—	13,904	—	(20)	13,884	—	13,884	—	6/15/05	—
Oahu	HI	—	651	—	(2)	649	—	649	—	6/15/05	—
Oahu	HI	—	1,497	—	(3)	1,494	—	1,494	—	6/15/05	—
Oahu	HI	—	963	—	(1)	962	—	962	—	6/15/05	—
Oahu	HI	—	1,624	—	(2)	1,622	—	1,622	—	6/15/05	—
Oahu	HI	—	1,244	—	(1)	1,243	—	1,243	—	6/15/05	—

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Oahu	HI	—	707	—	(1)	706	—	706	—	6/15/05	—
Oahu	HI	—	381	—	—	381	—	381	—	6/15/05	—
Oahu	HI	—	717	—	(1)	716	—	716	—	6/15/05	—
Oahu	HI	—	553	—	(1)	552	—	552	—	6/15/05	—
Oahu	HI	—	243	1,457	(3)	242	1,455	1,697	56	6/15/05	—
Oahu	HI	—	536	—	—	536	—	536	—	6/15/05	—
Oahu	HI	—	2,949	—	(5)	2,944	—	2,944	—	6/15/05	—
Oahu	HI	—	1,393	—	(3)	1,390	—	1,390	—	6/15/05	—
Oahu	HI	—	714	—	(1)	713	—	713	—	6/15/05	—
Oahu	HI	—	419	—	(1)	418	—	418	—	6/15/05	—
Oahu	HI	—	1,384	—	(3)	1,381	—	1,381	—	6/15/05	—
Oahu	HI	—	218	—	—	218	—	218	—	6/15/05	—
Oahu	HI	—	568	—	(1)	567	—	567	—	6/15/05	—
Oahu	HI	—	5,839	—	(10)	5,829	—	5,829	—	6/15/05	—
Oahu	HI	—	1,296	—	(3)	1,293	—	1,293	—	6/15/05	—
Oahu	HI	—	1,601	—	(2)	1,599	—	1,599	—	6/15/05	—
Oahu	HI	—	1,829	—	(3)	1,826	—	1,826	—	6/15/05	—
Oahu	HI	—	1,985	—	(4)	1,981	—	1,981	—	6/15/05	—
Oahu	HI	—	2,658	—	(5)	2,653	—	2,653	—	6/15/05	—
Oahu	HI	—	7,609	—	(14)	7,595	—	7,595	—	6/15/05	—
Oahu	HI	—	1,362	—	(2)	1,360	—	1,360	—	6/15/05	—
Oahu	HI	—	490	—	—	490	—	490	—	6/15/05	—
Oahu	HI	—	3,164	—	(5)	3,159	—	3,159	—	6/15/05	—
Deerfield	IL	—	2,515	20,186	62	2,521	20,242	22,763	527	12/14/05	1986
Lake Forest	IL	—	1,258	9,630	27	1,261	9,654	10,915	251	12/14/05	2001
Waukegan	IL	—	1,769	15,141	(193)	1,750	14,967	16,717	392	12/14/05	1990
Waukegan	IL	—	1,746	14,753	282	1,774	15,007	16,781	388	12/14/05	1998
Bannockburn	IL	25,170	5,846	48,568	118	5,858	48,674	54,532	1,267	12/29/05	1999
Indianapolis	IN	—	7,495	60,465	1,080	7,496	61,544	69,040	2,524	5/10/05	1977
Indianapolis	IN	—	665	5,215	93	665	5,308	5,973	202	6/17/05	1987
Carmel	IN	—	667	5,724	—	667	5,724	6,391	77	6/15/06	1982
Kansas City	KS	—	1,042	4,469	4,003	1,061	8,453	9,514	1,527	3/31/97	1990
Erlanger	KY	—	2,022	9,545	(40)	2,020	9,507	11,527	843	6/30/03	1999

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Boston	MA	—	3,378	30,397	9,064	3,378	39,461	42,839	9,667	9/28/95	1915
Boston	MA	—	1,447	13,028	271	1,448	13,298	14,746	3,709	9/28/95	1993
Boston	MA	—	1,500	13,500	2,579	1,500	16,079	17,579	3,992	12/18/95	1875
Charlton	MA	—	141	1,269	8	141	1,277	1,418	307	5/15/97	1988
Fitchburg	MA	—	223	2,004	10	223	2,014	2,237	485	5/15/97	1994
Grafton	MA	—	37	336	4	37	340	377	82	5/15/97	1930
Milford	MA	—	144	1,297	266	401	1,306	1,707	314	5/15/97	1989
Millbury	MA	—	34	309	4	34	313	347	75	5/15/97	1950
Northbridge	MA	—	32	290	5	32	295	327	71	5/15/97	1962
Spencer	MA	—	211	1,902	11	211	1,913	2,124	460	5/15/97	1992
Sturbridge	MA	—	83	751	6	83	757	840	182	5/15/97	1986
Webster	MA	—	315	2,834	14	315	2,848	3,163	685	5/15/97	1995
Westborough	MA	—	42	381	5	42	386	428	93	5/15/97	1900
Westborough	MA	—	396	3,562	15	396	3,577	3,973	861	5/15/97	1986
Worcester	MA	—	354	3,189	14	354	3,203	3,557	771	5/15/97	1985
Worcester	MA	—	895	8,052	41	895	8,093	8,988	1,947	5/15/97	1990
Worcester	MA	—	111	1,000	292	397	1,006	1,403	242	5/15/97	1986
Worcester	MA	—	265	2,385	12	265	2,397	2,662	577	5/15/97	1972
Worcester	MA	—	158	1,417	7	157	1,425	1,582	343	5/15/97	1992
Worcester	MA	—	1,132	10,186	38	1,132	10,224	11,356	2,460	5/15/97	1989
Lexington	MA	—	1,054	9,487	5,381	1,054	14,868	15,922	2,208	1/30/98	1968
Quincy	MA	—	1,668	11,097	2,214	1,668	13,311	14,979	3,341	4/3/98	1988
Quincy	MA	—	2,477	16,645	4,862	2,477	21,507	23,984	4,281	4/3/98	1988
Auburn	MA	—	647	5,827	22	650	5,846	6,496	1,029	12/27/99	1977
Leominster	MA	—	778	7,003	26	781	7,026	7,807	1,237	12/27/99	1966
Stoneham	MA	—	931	8,062	895	931	8,957	9,888	1,113	9/28/01	1945
Foxborough	MA	—	3,021	25,721	—	3,021	25,721	28,742	2,492	2/13/03	1989
Mansfield	MA	—	1,550	13,908	2,500	1,550	16,408	17,958	1,191	8/1/03	1981
Mansfield	MA	—	1,358	11,658	357	1,357	12,016	13,373	984	8/1/03	2002
Mansfield	MA	—	1,183	9,749	46	1,182	9,796	10,978	826	8/1/03	1978
Mansfield	MA	—	1,033	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	123	1,261	11,227	12,488	916	9/5/03	1988
Mansfield	MA	—	1,023	8,954	235	1,023	9,189	10,212	739	9/5/03	1988

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Quincy	MA	—	774	5,815	347	779	6,157	6,936	432	2/24/04	1999
Quincy	MA	—	2,586	16,493	528	2,586	17,021	19,607	945	9/21/04	1980
Quincy	MA	—	3,585	23,144	469	3,584	23,614	27,198	1,336	9/21/04	1981
Gaithersburg	MD	—	4,381	18,798	1,024	4,461	19,742	24,203	4,719	3/31/97	1995
Germantown	MD	—	2,305	9,890	986	2,347	10,834	13,181	2,461	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	3,530	3,131	17,233	20,364	3,921	3/31/97	1992
Riverdale	MD	—	9,423	40,433	7,132	9,595	47,393	56,988	10,444	3/31/97	1994
Baltimore	MD	—	—	12,430	2,236	—	14,666	14,666	4,532	11/18/97	1988
Rockville	MD	—	3,251	29,258	2,719	3,248	31,980	35,228	7,144	2/2/98	1986
Baltimore	MD	—	900	8,097	404	901	8,500	9,401	1,729	10/15/98	1989
Pikesville	MD	—	589	5,305	513	590	5,817	6,407	1,064	8/11/99	1987
Baltimore	MD	—	6,328	54,645	5,285	6,328	59,930	66,258	5,318	1/28/03	1990
Baltimore	MD	—	2,830	22,996	4,451	2,830	27,447	30,277	1,735	7/16/04	1972
Rockville	MD	—	2,751	22,741	1,733	2,751	24,474	27,225	1,451	7/16/04	1980
Rockville	MD	—	1,961	16,064	2	1,961	16,066	18,027	987	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	2,145	17,573	19,718	1,080	7/20/04	2002
Rockville	MD	—	3,532	28,937	47	3,533	28,983	32,516	1,780	7/20/04	2002
Dearborn	MI	—	163	1,388	100	163	1,488	1,651	118	7/16/04	1973
Dearborn	MI	—	227	2,108	570	227	2,678	2,905	140	7/16/04	1973
Dearborn	MI	—	163	1,466	—	163	1,466	1,629	90	7/16/04	1973
Dearborn	MI	—	163	1,320	33	163	1,353	1,516	92	7/16/04	1973
Dearborn	MI	—	210	1,885	30	210	1,915	2,125	116	7/16/04	1973
Dearborn	MI	—	153	1,321	44	153	1,365	1,518	90	7/16/04	1973
Dearborn	MI	—	92	551	—	92	551	643	34	7/16/04	1973
Dearborn	MI	—	118	1,049	61	118	1,110	1,228	67	7/16/04	1973
Dearborn	MI	—	4,158	33,184	3,544	4,158	36,728	40,886	2,353	7/16/04	1973
Dearborn	MI	—	179	1,352	60	179	1,412	1,591	83	7/16/04	1992
Dearborn	MI	—	223	1,059	39	223	1,098	1,321	65	7/16/04	1992
Dearborn	MI	—	179	1,473	14	179	1,487	1,666	93	7/16/04	1992
Dearborn	MI	—	52	479	24	52	503	555	30	7/16/04	1992
Dearborn	MI	—	51	439	—	51	439	490	27	7/16/04	1992
Dearborn	MI	—	153	1,230	28	153	1,258	1,411	76	7/16/04	1973
Dearborn	MI	—	221	1,582	642	221	2,224	2,445	165	7/16/04	1973

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Dearborn	MI	—	104	939	394	104	1,333	1,437	58	7/16/04	1973
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	5,129	3/19/98	1957
Eagan	MN	—	1,424	12,822	3,418	1,425	16,239	17,664	2,838	3/19/98	1986
Mendota Heights	MN	—	533	4,795	—	533	4,795	5,328	1,054	3/19/98	1995
Minneapolis	MN	—	870	7,831	1,710	870	9,541	10,411	1,894	8/3/99	1987
Minneapolis	MN	—	695	6,254	1,389	695	7,643	8,338	1,584	8/3/99	1986
Plymouth	MN	—	563	5,064	1,195	563	6,259	6,822	1,183	8/3/99	1987
St. Paul	MN	—	696	6,263	1,783	695	8,047	8,742	1,571	8/3/99	1987
Minneapolis	MN	—	1,891	17,021	1,704	1,893	18,723	20,616	3,495	9/30/99	1980
Roseville	MN	3,890	672	6,045	867	672	6,912	7,584	1,162	12/1/99	1987
Roseville	MN	1,643	295	2,658	250	295	2,908	3,203	472	12/1/99	1987
Roseville	MN	1,172	185	1,661	439	185	2,100	2,285	480	12/1/99	1987
Roseville	MN	6,245	979	8,814	2,384	978	11,199	12,177	1,868	12/1/99	1987
Roseville	MN	3,106	586	5,278	191	586	5,469	6,055	931	12/1/99	1987
St. Paul	MN	—	1,303	10,451	125	1,304	10,575	11,879	666	6/2/04	1970
Kansas City	MO	—	1,443	6,193	2,185	1,470	8,351	9,821	1,917	3/31/97	1995
St. Louis	MO	—	903	7,602	52	903	7,654	8,557	599	11/7/03	1998
Arnold	MO	—	834	7,302	34	838	7,332	8,170	528	2/11/04	1999
Kansas City	MO	—	1,346	9,531	214	1,347	9,744	11,091	283	11/1/05	1984
St. Louis	MO	—	4,800	8,020	—	4,800	8,020	12,820	67	10/5/06	1988
Kansas City	MO	—	1,800	6,493	7	1,800	6,500	8,300	42	10/31/06	1981
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	3,805	5/10/99	1979
Vorhees	NJ	—	673	4,232	608	589	4,924	5,513	1,013	5/26/98	1990
Vorhees	NJ	—	445	2,798	275	584	2,934	3,518	648	5/26/98	1990
Vorhees	NJ	—	1,053	6,625	1,458	998	8,138	9,136	1,858	5/26/98	1990
Florham Park	NJ	—	1,412	12,709	5,357	1,412	18,066	19,478	5,495	7/31/98	1979
Albuquerque	NM	—	493	2,119	140	503	2,249	2,752	542	3/31/97	1984
Sante Fe	NM	—	1,551	6,650	846	1,578	7,469	9,047	1,795	3/31/97	1987
Albuquerque	NM	—	173	1,553	26	172	1,580	1,752	292	8/31/99	1984
Albuquerque	NM	—	422	3,797	706	422	4,503	4,925	722	8/31/99	1984
Albuquerque	NM	—	877	7,895	175	876	8,071	8,947	1,471	8/31/99	1984
Albuquerque	NM	—	441	3,970	821	441	4,791	5,232	746	8/31/99	1984
Albuquerque	NM	—	40	141	35	40	176	216	20	2/12/02	1985

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Albuquerque	NM	—	129	1,217	182	129	1,399	1,528	168	2/12/02	1985
Albuquerque	NM	—	39	351	105	39	456	495	44	2/12/02	1985
Albuquerque	NM	—	1,778	14,407	1,661	1,778	16,068	17,846	2,091	2/12/02	1985
Albuquerque	NM	—	444	3,890	227	444	4,117	4,561	486	2/12/02	1987
Albuquerque	NM	—	152	1,526	217	152	1,743	1,895	253	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	761	1,967	17,972	19,939	1,802	12/6/02	1974
Albuquerque	NM	—	794	5,568	9	794	5,577	6,371	458	9/17/03	1975
Albuquerque	NM	—	3,235	24,490	48	3,235	24,538	27,773	2,015	9/17/03	1975
White Plains	NY	—	1,200	10,870	872	1,200	11,742	12,942	3,130	2/6/96	1952
Brooklyn	NY	—	775	7,054	143	775	7,197	7,972	1,873	6/6/96	1971
Buffalo	NY	3,189	4,405	18,899	1,617	4,485	20,436	24,921	4,984	3/31/97	1994
Irondoquoit	NY	—	1,910	17,189	981	1,910	18,170	20,080	3,837	6/30/98	1986
Islandia	NY	—	813	7,319	1,874	809	9,197	10,006	1,575	6/11/99	1987
Minneola	NY	—	3,419	30,774	3,316	3,416	34,093	37,509	6,607	6/11/99	1971
Syracuse	NY	—	1,788	16,096	3,419	1,789	19,514	21,303	3,869	6/29/99	1972
Melville	NY	—	3,155	28,395	842	3,260	29,132	32,392	5,361	7/22/99	1985
Syracuse	NY	—	466	4,196	967	467	5,162	5,629	1,111	9/24/99	1990
DeWitt	NY	—	454	4,086	659	457	4,742	5,199	994	12/28/99	1987
Pittsford	NY	—	530	4,109	6	531	4,114	4,645	220	11/30/04	1998
Pittsford	NY	—	683	4,889	117	684	5,005	5,689	278	11/30/04	1999
Pittsford	NY	—	1,018	7,618	16	1,020	7,632	8,652	408	11/30/04	2000
Pittsford	NY	—	526	3,755	19	528	3,772	4,300	202	11/30/04	2003
Pittsford	NY	4,480	662	4,993	9	663	5,001	5,664	268	11/30/04	2002
Pittsford	NY	869	119	937	42	119	979	1,098	50	11/30/04	2002
Pittsford	NY	—	307	2,083	167	308	2,249	2,557	164	11/30/04	2004
Rochester	NY	—	761	6,597	12	762	6,608	7,370	351	11/30/04	2002
Rochester	NY	—	614	4,498	—	614	4,498	5,112	108	1/6/06	2000
Rochester	NY	—	350	2,870	—	350	2,870	3,220	69	1/6/06	2003
Rochester	NY	—	1,462	12,482	—	1,462	12,482	13,944	299	1/6/06	1996
Rochester	NY	—	611	5,318	—	611	5,318	5,929	127	1/6/06	1999
Rochester	NY	—	126	1,066	—	126	1,066	1,192	26	1/6/06	1990
Rochester	NY	—	214	1,873	—	214	1,873	2,087	45	1/6/06	1990
Rochester	NY	—	495	3,935	—	495	3,935	4,430	94	1/6/06	1996

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Rochester	NY	—	128	1,056	—	128	1,056	1,184	25	1/6/06	1992
Rochester	NY	—	207	1,769	—	207	1,769	1,976	42	1/6/06	1993
Rochester	NY	—	352	2,977	—	352	2,977	3,329	71	1/6/06	1993
Rochester	NY	—	282	2,279	—	282	2,279	2,561	55	1/6/06	1998
Liverpool	NY	—	375	3,265	—	375	3,265	3,640	78	1/6/06	1997
Dewitt	NY	—	377	3,158	4	377	3,162	3,539	63	3/14/06	1977
Dewitt	NY	—	288	2,506	1	288	2,507	2,795	50	3/14/06	1977
Dewitt	NY	—	191	1,533	1	191	1,534	1,725	30	3/14/06	1982
Dewitt	NY	—	968	7,875	3	968	7,878	8,846	156	3/14/06	1986
Dewitt	NY	—	736	5,722	42	736	5,764	6,500	114	3/14/06	1988
Dewitt	NY	—	537	5,501	92	537	5,593	6,130	123	3/14/06	1989
Dewitt	NY	—	1,023	9,038	19	1,023	9,057	10,080	180	3/14/06	1991
Fairport	NY	—	462	3,911	23	462	3,934	4,396	78	3/14/06	1987
Fairport	NY	—	554	5,372	360	554	5,732	6,286	133	3/14/06	1989
Fairport	NY	—	1,447	11,726	1	1,447	11,727	13,174	232	3/14/06	1991
Fairport	NY	—	951	8,163	5	951	8,168	9,119	162	3/14/06	1996
Fairport	NY	—	1,335	11,203	4	1,335	11,207	12,542	222	3/14/06	1999
Fairport	NY	—	1,789	15,563	154	1,789	15,717	17,506	325	3/14/06	2004
Dewitt	NY	—	676	5,512	1	676	5,513	6,189	109	3/14/06	1991
East Syracuse	NY	—	718	4,756	—	718	4,756	5,474	94	3/14/06	1995
East Syracuse	NY	6,694	1,534	7,688	—	1,534	7,688	9,222	152	3/14/06	1999
Liverpool	NY	—	109	821	1	109	822	931	16	3/14/06	1987
North Syracuse	NY	—	222	2,077	—	222	2,077	2,299	41	3/14/06	1972
North Syracuse	NY	—	341	2,797	5	341	2,802	3,143	56	3/14/06	1973
Liverpool	NY	—	265	2,142	20	265	2,162	2,427	43	3/14/06	1960
Liverpool	NY	—	47	393	1	47	394	441	8	3/14/06	1960
Sherburne	NY	—	140	1,250	—	140	1,250	1,390	25	3/14/06	1979
Pittsford	NY	—	583	4,700	97	583	4,797	5,380	138	3/14/06	1986
Mason	OH	—	1,528	13,748	13	1,528	13,761	15,289	2,940	6/10/98	1994
Solon	OH	—	161	1,570	37	161	1,607	1,768	103	7/16/04	1975
Solon	OH	—	66	586	27	66	613	679	37	7/16/04	1975
Solon	OH	—	82	717	75	82	792	874	67	7/16/04	1975
Solon	OH	—	77	693	88	77	781	858	94	7/16/04	1975

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Solon	OH	—	116	1,035	102	116	1,137	1,253	66	7/16/04	1975
Solon	OH	—	400	4,157	99	400	4,256	4,656	258	7/16/04	1975
Solon	OH	—	122	1,111	22	122	1,133	1,255	69	7/16/04	1975
Solon	OH	—	146	1,352	75	146	1,427	1,573	91	7/16/04	1975
Solon	OH	—	514	4,856	142	514	4,998	5,512	305	7/16/04	1975
Solon	OH	—	96	843	50	96	893	989	58	7/16/04	1975
Solon	OH	—	100	889	33	100	922	1,022	57	7/16/04	1975
Solon	OH	—	344	3,144	316	344	3,460	3,804	248	7/16/04	1975
Solon	OH	—	122	1,018	42	122	1,060	1,182	71	7/16/04	1975
Solon	OH	—	206	1,950	63	206	2,013	2,219	141	7/16/04	1975
Mason	OH	—	808	6,665	17	810	6,680	7,490	174	12/30/05	1999
Sharonville	OH	—	956	8,290	189	1,124	8,311	9,435	216	12/30/05	1999
Blue Ash	OH	—	883	7,175	—	883	7,175	8,058	97	6/15/06	1982
Oklahoma City	OK	—	4,596	19,721	1,083	4,680	20,720	25,400	5,164	3/31/97	1992
Edmund	OK	—	226	2,036	26	229	2,059	2,288	379	8/13/99	1993
Midwest City	OK	—	246	2,213	28	249	2,238	2,487	413	8/13/99	1993
Oklahoma City	OK	—	1,426	12,826	156	1,441	12,967	14,408	2,390	8/13/99	1993
Oklahoma City	OK	—	203	1,828	23	205	1,849	2,054	341	8/13/99	1993
FT. Washington	PA	—	1,872	8,816	2,143	1,872	10,959	12,831	2,113	9/22/97	1960
FT. Washington	PA	—	1,184	5,559	91	1,184	5,650	6,834	1,297	9/22/97	1967
FT. Washington	PA	—	683	3,198	698	680	3,899	4,579	924	9/22/97	1970
Horsham	PA	—	741	3,611	471	741	4,082	4,823	858	9/22/97	1983
King of Prussia	PA	—	634	3,251	1,036	634	4,287	4,921	842	9/22/97	1964
Philadelphia	PA	41,969	7,884	71,002	4,174	7,883	75,177	83,060	17,166	11/13/97	1980
FT. Washington	PA	—	1,154	7,722	1,382	1,154	9,104	10,258	1,760	1/15/98	1996
Plymouth Meeting	PA	—	1,412	7,415	2,874	1,413	10,288	11,701	2,178	1/15/98	1996
King of Prussia	PA	—	354	3,183	744	354	3,927	4,281	841	2/2/98	1968
King of Prussia	PA	—	552	2,893	232	552	3,125	3,677	662	2/2/98	1996
Pittsburgh	PA	—	720	9,589	1,722	720	11,311	12,031	2,722	2/27/98	1991
Philadelphia	PA	58,977	3,462	111,946	18,384	3,462	130,330	133,792	28,259	3/30/98	1983
Greensburg	PA	—	780	7,026	1,460	780	8,486	9,266	1,522	6/3/98	1997
Philadelphia	PA	—	24,753	222,775	37,998	24,747	260,779	285,526	52,920	6/30/98	1990
Moon Township	PA	—	1,663	14,966	684	1,663	15,650	17,313	3,439	9/14/98	1994

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
FT. Washington	PA	—	631	5,698	486	634	6,181	6,815	1,302	12/1/98	1998
Philadelphia	PA	—	931	8,377	1,335	930	9,713	10,643	1,918	6/11/99	1987
Moon Township	PA	—	202	1,814	391	202	2,205	2,407	526	8/23/99	1992
Moon Township	PA	—	555	4,995	996	555	5,991	6,546	1,383	8/23/99	1991
Moon Township	PA	—	502	4,519	685	502	5,204	5,706	1,073	8/23/99	1987
Moon Township	PA	—	410	3,688	965	410	4,653	5,063	933	8/23/99	1988
Moon Township	PA	—	489	4,403	532	490	4,934	5,424	966	8/23/99	1989
Moon Township	PA	—	612	5,507	328	612	5,835	6,447	1,095	8/23/99	1990
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Blue Bell	PA	—	268	2,414	215	268	2,629	2,897	463	9/14/99	1988
Blue Bell	PA	—	723	6,507	984	723	7,491	8,214	1,445	9/14/99	1988
Blue Bell	PA	—	709	6,382	762	709	7,144	7,853	1,345	9/14/99	1988
Philadelphia	PA	—	18,758	167,487	31,517	18,758	199,004	217,762	19,782	10/10/02	1974
Monroeville	PA	—	6,558	51,775	60	6,564	51,829	58,393	2,969	9/16/04	1971
Pittsburgh	PA	—	574	4,943	120	574	5,063	5,637	160	9/16/05	1990
Pittsburgh	PA	—	345	2,798	626	345	3,424	3,769	91	9/16/05	1994
Pittsburgh	PA	—	469	3,884	125	469	4,009	4,478	127	9/16/05	1994
Pittsburgh	PA	—	616	5,280	183	616	5,463	6,079	171	9/16/05	1994
Pittsburgh	PA	—	1,049	8,739	98	1,049	8,837	9,886	285	9/16/05	1995
Pittsburgh	PA	—	1,151	9,664	296	1,152	9,959	11,111	250	9/16/05	1995
Pittsburgh	PA	—	907	7,381	218	907	7,599	8,506	244	9/16/05	1996
Pittsburgh	PA	—	858	7,130	193	859	7,322	8,181	233	9/16/05	1996
Pittsburgh	PA	—	1,057	8,899	1,015	1,057	9,914	10,971	300	9/16/05	1987
Lincoln	RI	—	320	7,690	—	320	7,690	8,010	1,841	11/13/97	1997
Columbia	SC	—	570	4,511	22	570	4,533	5,103	72	5/10/06	1988
Columbia	SC	—	479	4,021	125	479	4,146	4,625	63	5/10/06	1985
Columbia	SC	—	1,237	10,165	29	1,237	10,194	11,431	161	5/10/06	1989
Columbia	SC	—	575	4,903	59	575	4,962	5,537	77	5/10/06	1982
Columbia	SC	—	659	5,622	12	659	5,634	6,293	88	5/10/06	1985
Columbia	SC	—	406	3,535	77	406	3,612	4,018	55	5/10/06	1982
Columbia	SC	—	632	5,418	29	632	5,447	6,079	85	5/10/06	1983
Columbia	SC	—	609	4,832	110	609	4,942	5,551	77	5/10/06	1984
Columbia	SC	—	700	3,865	—	700	3,865	4,565	4	12/28/06	2000

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Memphis	TN	—	2,206	19,856	1,844	2,212	21,694	23,906	4,851	8/31/98	1985
Memphis	TN	—	2,113	18,201	15	2,114	18,215	20,329	1,233	4/28/04	2000
Memphis	TN	—	1,201	9,973	332	1,201	10,305	11,506	627	7/29/04	1983
Austin	TX	6,888	1,218	11,040	1,693	1,218	12,733	13,951	2,957	12/5/97	1986
Austin	TX	6,346	1,226	11,126	502	1,226	11,628	12,854	2,683	12/5/97	1997
Austin	TX	13,143	2,317	21,037	3,267	2,317	24,304	26,621	5,334	12/5/97	1996
Austin	TX	8,356	1,621	14,594	710	1,621	15,304	16,925	3,739	12/5/97	1997
Austin	TX	7,553	1,402	12,729	1,167	1,402	13,896	15,298	3,335	12/5/97	1997
Waco	TX	—	2,030	8,708	463	2,060	9,141	11,201	2,011	12/23/97	1997
Austin	TX	—	466	4,191	2,166	850	5,973	6,823	1,013	1/27/98	1980
Irving	TX	—	846	7,616	3,089	846	10,705	11,551	2,091	3/19/98	1995
Irving	TX	—	542	4,879	432	542	5,311	5,853	1,127	3/19/98	1995
Austin	TX	—	1,439	6,137	6,181	1,439	12,318	13,757	3,153	3/24/98	1975
Austin	TX	—	1,529	13,760	412	1,529	14,172	15,701	3,012	7/16/98	1993
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	2,652	10/7/98	1998
Austin	TX	—	4,878	43,903	1,170	4,875	45,076	49,951	9,250	10/7/98	1968
Austin	TX	—	9,085	—	6,789	11,640	4,234	15,874	—	10/7/98	—
Austin	TX	3,640	562	5,054	1,721	562	6,775	7,337	1,343	10/20/98	1998
Austin	TX	10,602	2,072	18,650	648	2,072	19,298	21,370	3,977	10/20/98	1998
Austin	TX	7,499	1,476	13,286	353	1,476	13,639	15,115	2,763	10/20/98	1998
Austin	TX	—	688	6,192	1,103	697	7,286	7,983	1,562	6/3/99	1985
Austin	TX	—	539	4,849	1,057	538	5,907	6,445	1,240	6/16/99	1999
Austin	TX	—	906	8,158	2,158	902	10,320	11,222	2,210	6/16/99	1999
Austin	TX	—	1,731	14,921	3,661	1,731	18,582	20,313	3,363	6/30/99	1975
Austin	TX	—	1,574	14,168	2,340	1,573	16,509	18,082	3,055	8/3/99	1982
Austin	TX	—	626	5,636	1,261	621	6,902	7,523	1,298	8/18/99	1987
Austin	TX	—	2,028	18,251	453	2,027	18,705	20,732	3,373	10/8/99	1985
Austin	TX	—	2,038	18,338	1,792	2,037	20,131	22,168	3,709	10/8/99	1997
Austin	TX	—	460	3,345	571	460	3,916	4,376	462	6/15/01	2001
Ft. Worth	TX	—	4,793	38,530	148	4,785	38,686	43,471	3,504	5/23/03	1996
Fairfax	VA	—	569	5,122	569	569	5,691	6,260	1,404	12/4/96	1990
Falls Church	VA	—	3,456	14,828	4,159	3,519	18,924	22,443	3,832	3/31/97	1993
Arlington	VA	—	810	7,289	1,341	811	8,629	9,440	1,863	8/26/98	1987

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Alexandria	VA	—	2,109	18,982	806	1,966	19,931	21,897	4,423	12/30/98	1987
Fairfax	VA	—	780	7,022	4	781	7,025	7,806	1,280	9/29/99	1988
Fairfax	VA	—	594	5,347	431	594	5,778	6,372	989	9/29/99	1988
Norfolk	VA	—	591	4,048	328	592	4,375	4,967	468	10/25/02	1999
Norfolk	VA	—	1,273	11,083	3,691	1,273	14,774	16,047	1,546	10/25/02	1987
Norfolk	VA	—	559	4,535	1,234	559	5,769	6,328	663	10/25/02	1986
Virginia Beach	VA	—	682	5,431	344	686	5,771	6,457	346	6/4/04	1991
Winchester	VA	—	1,487	12,854	—	1,487	12,854	14,341	230	4/20/06	1964
Richland	WA	3,566	3,970	17,035	640	4,042	17,603	21,645	4,384	3/31/97	1995
Bellevue	WA	—	3,555	30,244	1,771	3,555	32,015	35,570	2,262	7/16/04	1980
Kent	WA	—	137	993	—	137	993	1,130	61	7/16/04	1978
Kent	WA	—	258	1,797	14	258	1,811	2,069	111	7/16/04	1978
Kent	WA	—	101	753	58	101	811	912	53	7/16/04	1978
Tukwila	WA	—	82	681	81	82	762	844	47	7/16/04	1975
Tukwila	WA	—	91	778	4	91	782	873	48	7/16/04	1975
Tukwila	WA	—	82	582	403	82	985	1,067	64	7/16/04	1975
Tukwila	WA	—	137	1,250	26	137	1,276	1,413	81	7/16/04	1975
Tukwila	WA	—	108	923	89	108	1,012	1,120	69	7/16/04	1975
Tukwila	WA	—	77	674	15	77	689	766	45	7/16/04	1975
Tukwila	WA	—	96	841	14	96	855	951	54	7/16/04	1975
Tukwila	WA	—	101	1,000	6	101	1,006	1,107	62	7/16/04	1975
Tukwila	WA	—	93	844	9	93	853	946	53	7/16/04	1975
Tukwila	WA	—	92	827	5	92	832	924	51	7/16/04	1975
Tukwila	WA	—	105	938	37	105	975	1,080	58	7/16/04	1975
Tukwila	WA	—	76	625	9	76	634	710	40	7/16/04	1975
Tukwila	WA	—	75	676	4	75	680	755	42	7/16/04	1975
Tukwila	WA	—	109	967	22	109	989	1,098	61	7/16/04	1975
Falling Waters	WV	—	906	3,886	569	922	4,439	5,361	987	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	691	1,950	8,873	10,823	2,083	3/31/97	1995
		$ 415,875	$ 1,146,876	$ 4,155,312	$ 460,085	$ 1,143,809	$ 4,619,164	$ 5,762,273	$ 668,460

Analysis of the carrying amount of real estate and equipment and accumulated depreciation:

	Real Estate and	Accumulated
	Equipment	Depreciation
Balance at January 1, 2004	$ 3,891,966	$ 363,015
Additions	798,335	95,977
Disposals	(5,232)	(4,581)
Balance at December 31, 2004	4,685,069	454,411
Additions	580,125	111,951
Disposals	(29,093)	(17,154)
Balance at December 31, 2005 (3)	5,236,101	549,208
Additions	546,384	128,768
Disposals	(20,212)	(9,516)
Balance at December 31, 2006	$ 5,762,273	$ 668,460

(1)             Excludes value of acquired real estate leases.  Aggregate cost for federal income tax purposes is approximately $5,833,622.

(2)             Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

(3)             Includes properties reclassified to discontinued operations in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Mannix	President and Chief Operating Officer	March 1, 2007
John A. Mannix

/s/ John C. Popeo	Treasurer, Chief Financial Officer and Secretary	March 1, 2007
John C. Popeo	(principal financial officer and principal
accounting officer)

/s/ Frederick N. Zeytoonjian	Trustee	March 1, 2007
Frederick N. Zeytoonjian

/s/ Patrick F. Donelan	Trustee	March 1, 2007
Patrick F. Donelan

/s/ William A. Lamkin	Trustee	March 1, 2007
William A. Lamkin

/s/ Adam D. Portnoy	Trustee	March 1, 2007
Adam D. Portnoy

/s/ Barry M. Portnoy	Trustee	March 1, 2007
Barry M. Portnoy