Form 10-Q
period 2007-03-31
HRPT PROPERTIES TRUST
filed 2007-05-07
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9317

HRPT PROPERTIES TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	04-6558834
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices)

617-332-3990

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 4, 2007:  211,931,590

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2007

References in this Form 10-Q to the “Company”, “we”, “us”, “our”, and “HRPT Properties” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I  Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties:
Land	$1,148,123	$1,143,109
Buildings and improvements	4,674,941	4,619,164
	5,823,064	5,762,273
Accumulated depreciation	(703,417)	(668,460)
	5,119,647	5,093,813
Acquired real estate leases	162,538	167,879
Cash and cash equivalents	23,059	17,783
Restricted cash	14,235	21,635
Rents receivable, net of allowance for doubtful accounts of $5,754 and $4,737, respectively	181,752	172,566
Other assets, net	135,537	102,273
Total assets	$5,636,768	$5,575,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$144,000	$40,000
Senior unsecured debt, net	1,941,469	1,941,173
Mortgage notes payable, net	413,836	416,058
Accounts payable and accrued expenses	71,279	93,734
Dividends payable	—	44,111
Acquired real estate lease obligations	40,757	41,833
Rent collected in advance	22,932	19,592
Security deposits	15,870	15,972
Due to affiliates	7,448	12,708
Total liabilities	2,657,591	2,625,181

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value: 300,000,000 shares authorized; 211,056,590 and 210,051,590 shares issued and outstanding, respectively	2,111	2,101
Additional paid in capital	2,787,449	2,774,461
Cumulative net income	1,736,502	1,703,354
Cumulative common distributions	(2,115,299)	(2,115,299)
Cumulative preferred distributions	(234,720)	(216,983)
Total shareholders’ equity	2,979,177	2,950,768
Total liabilities and shareholders’ equity	$5,636,768	$5,575,949

See accompanying notes

CONSOLIDATED STATEMENT OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Rental income	$205,050	$189,559

Expenses:
Operating expenses	80,001	71,803
Depreciation and amortization	43,511	37,666
General and administrative	8,578	7,873
Total expenses	132,090	117,342

Operating income	72,960	72,217

Interest income	459	1,235
Interest expense (including amortization of note discounts and premiums and deferred financing fees of $1,097 and $1,138, respectively)	(40,271)	(41,294)
Loss on early extinguishment of debt	—	(1,659)
Equity in earnings of equity investments	—	3,136
Gain on sale of equity investments	—	116,287
Income from continuing operations	33,148	149,922
Loss from discontinued operations	—	(87)
Net income	33,148	149,835
Preferred distributions	(15,401)	(11,508)
Excess redemption price paid over carrying value of preferred shares	—	(6,914)
Net income available for common shareholders	$17,747	$131,413

Weighted average common shares outstanding — basic	210,609	209,861

Weighted average common shares outstanding — diluted	239,801	209,861

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.08	$0.63
Loss from discontinued operations — basic and diluted	$—	$—
Net income available for common shareholders — basic and diluted	$0.08	$0.63

See accompanying notes

CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$33,148	$149,835
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,005	30,703
Amortization of note discounts and premiums and deferred financing fees	1,097	1,138
Amortization of acquired real estate leases	7,724	7,675
Other amortization	3,229	2,562
Loss on early extinguishment of debt	—	1,659
Equity in earnings of equity investments	—	(3,136)
Gain on sale of equity investments	—	(116,287)
Distributions of earnings from equity investments	—	3,136
Change in assets and liabilities:
Decrease in restricted cash	7,400	5,032
Increase in rents receivable and other assets	(24,931)	(30,657)
Decrease in accounts payable and accrued expenses	(23,620)	(13,047)
Increase in rent collected in advance	3,340	5,256
(Decrease) increase in security deposits	(102)	898
Decrease in due to affiliates	(5,260)	(1,240)
Cash provided by operating activities	37,030	43,527

Cash flows from investing activities:
Real estate acquisitions and improvements	(84,734)	(210,415)
Distributions in excess of earnings from equity investments	—	2,251
Proceeds from sale of equity investments	—	308,333
Cash (used for) provided by investing activities	(84,734)	100,169

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	—	145,015
Redemption of preferred shares	—	(200,000)
Proceeds from issuance of common shares, net	12,998	—
Proceeds from borrowings	120,000	851,000
Payments on borrowings	(18,163)	(865,716)
Deferred financing fees	(7)	(1,344)
Distributions to common shareholders	(44,111)	(44,071)
Distributions to preferred shareholders	(17,737)	(12,438)
Cash provided by (used for) financing activities	52,980	(127,554)

Increase in cash and cash equivalents	5,276	16,142
Cash and cash equivalents at beginning of period	17,783	19,445
Cash and cash equivalents at end of period	$23,059	$35,587

See accompanying notes

	Three Months Ended March 31,
	2007	2006
Supplemental cash flow information:
Interest paid (including capitalized interest paid of $226 in 2007)	$48,005	$48,200

Non-cash investing activities:
Real estate acquisitions	$—	($7,532)

Non-cash financing activities:
Assumption of mortgage notes payable	$—	7,532

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.  To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders.  As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Note 2.  Real Estate Properties

During the three months ended March 31, 2007, we acquired four office properties for $42,600, excluding closing costs, and funded $21,523 of improvements to our owned properties using cash on hand and borrowings under our revolving credit facility.

Note 3.  Indebtedness

We have an unsecured revolving credit facility with a borrowing capacity of $750,000 that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 5.9% and 5.2% per annum, for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, we had $144,000 outstanding and $606,000 available under our revolving credit facility.  Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  We believe that we are in compliance with these financial and other covenants.

Note 4.  Shareholders’ Equity

During the first quarter of 2007, we sold 1,005 of our common shares for net proceeds of $12,998 pursuant to a sales agreement with a securities broker dealer, which allows us to sell up to 20,000 of our common shares from time to time in a controlled equity offering program.

Note 5.  Earnings per Common Share

Earnings per common share, or EPS, is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128.  The effect of our convertible preferred shares on income from continuing operations and net income available for common shareholders per share is anti-dilutive for the periods presented.  The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic and diluted EPS:

	Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$33,148			$149,922
Loss from discontinued operations	—			(87)
Preferred distributions	(15,401)			(11,508)
Excess redemption price paid over carrying value of preferred shares	—			(6,914)
Amounts used to calculate basic EPS	$17,747	210,609	$0.08	$131,413	209,861	$0.63

Note 6.  Segment Information

As of March 31, 2007, we owned 355 office properties and 153 industrial properties.  We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type as of and for the three months ended March 31, 2007 and 2006, is as follows:

	As of March 31, 2007			As of March 31, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,448	—	5,448	5,447	—	5,447
Metro Washington, DC	2,658	—	2,658	2,645	—	2,645
Oahu, HI	—	17,880	17,880	—	17,943	17,943
Metro Boston, MA	3,027	—	3,027	2,737	—	2,737
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Austin, TX	1,491	1,316	2,807	1,490	1,316	2,806
Other Markets	20,596	6,391	26,987	19,239	4,574	23,813
Totals	34,664	25,587	60,251	33,002	23,833	56,835

Central business district, or CBD	11,327	158	11,485	11,327	158	11,485
Suburban	23,337	25,429	48,766	21,675	23,675	45,350
Total	34,664	25,587	60,251	33,002	23,833	56,835

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,046	$—	$31,046	$31,862	$—	$31,862
Metro Washington, DC	19,513	—	19,513	19,714	—	19,714
Oahu, HI	—	15,353	15,353	—	14,092	14,092
Metro Boston, MA	15,314	—	15,314	15,032	—	15,032
Southern California	12,491	—	12,491	11,925	—	11,925
Metro Austin, TX	7,934	3,177	11,111	6,757	3,334	10,091
Other Markets	87,311	12,911	100,222	77,426	9,417	86,843
Totals	$173,609	$31,441	$205,050	$162,716	$26,843	$189,559

CBD	$70,200	$291	$70,491	$71,101	$279	$71,380
Suburban	103,409	31,150	134,559	91,615	26,564	118,179
Total	$173,609	$31,441	$205,050	$162,716	$26,843	$189,559

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$15,975	$—	$15,975	$16,855	$—	$16,855
Metro Washington, DC	12,329	—	12,329	12,468	—	12,468
Oahu, HI	—	12,299	12,299	—	11,372	11,372
Metro Boston, MA	10,001	—	10,001	9,972	—	9,972
Southern California	9,245	—	9,245	8,389	—	8,389
Metro Austin, TX	4,150	1,612	5,762	3,299	1,842	5,141
Other Markets	50,586	8,852	59,438	47,190	6,369	53,559
Totals	$102,286	$22,763	$125,049	$98,173	$19,583	$117,756

CBD	$38,949	$217	$39,166	$39,814	$215	$40,029
Suburban	63,337	22,546	85,883	58,359	19,368	77,727
Total	$102,286	$22,763	$125,049	$98,173	$19,583	$117,756

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three months ended March 31, 2007 and 2006.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income available for common shareholders for the three months ended March 31, 2007 and 2006, is as follows:

	Three Months Ended March 31,
	2007	2006
Rental income	$205,050	$189,559
Operating expenses	(80,001)	(71,803)
Property net operating income (NOI)	$125,049	$117,756

Property net operating income	$125,049	$117,756
Depreciation and amortization	(43,511)	(37,666)
General and administrative	(8,578)	(7,873)
Operating income	72,960	72,217

Interest income	459	1,235
Interest expense	(40,271)	(41,294)
Loss on early extinguishment of debt	—	(1,659)
Equity in earnings of equity investments	—	3,136
Gain on sale of equity investments	—	116,287
Income from continuing operations	33,148	149,922
Loss from discontinued operations	—	(87)
Net income	33,148	149,835
Preferred distributions	(15,401)	(11,508)
Excess redemption price paid over carrying value of preferred shares	—	(6,914)
Net income available for common shareholders	$17,747	$131,413

Note 7.  Subsequent Events

In April 2007, we declared a distribution of $0.21 per common share, or approximately $44,000, to be paid on or about May 24, 2007, to shareholders of record on April 23, 2007.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $6,563, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which will be paid on or about May 15, 2007, to our preferred shareholders of record as of May 1, 2007.

In April 2007, we sold 875 of our common shares for net proceeds of $10,812 pursuant to our controlled equity offering program discussed in note 4.

In April and May 2007, we purchased 14 properties containing approximately 3,201 square feet of space for $143,200, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  As of May 4, 2007, we have executed purchase agreements for two properties with an aggregate of 220 square feet of space for a total purchase price of $16,425, excluding closing costs.  These potential purchase transactions are subject to completion of diligence and because of these contingencies we can provide no assurances that we will purchase these properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

We primarily own office and industrial buildings located throughout the United States.  We also own approximately 17 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of March 31, 2007, 92.8% of our total square feet was leased, compared to 93.4% leased as of March 31, 2006.  These results primarily reflect the 0.8 percentage point decrease in occupancy at properties we owned continuously since January 1, 2006.  Occupancy data for 2007 and 2006 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2007	2006	2007	2006
Total properties	508	474	437	437
Total square feet	60,251	56,835	54,957	54,957
Percent leased(3)	92.8%	93.4%	92.8%	93.6%

(1)             Excludes properties sold or under contract for sale.

(2)             Based on properties owned continuously since January 1, 2006, and excludes properties under contract for sale.

(3)             Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended March 31, 2007, we signed new leases for 410,000 square feet and lease renewals for 654,000 square feet, at weighted average rental rates that were 1% above rents previously charged for the same space.  Average lease terms for leases signed during 2007 were 6.6 years.  Commitments for tenant improvement and leasing costs for leases signed during 2007 totaled $17.9 million, or $16.83 per square foot (approximately $2.55/sq. ft. per year of the lease term).

During the past twelve months, the leasing market conditions in some of our markets have been improving.  The quoted rental rates in most of the areas where our properties are located seem to have increased modestly.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally stabilized over the past twelve months.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  However, these improvements in rent rates and reduced tenant inducement costs have been somewhat offset by a modest decline in space requirements in certain markets, as reflected in the decline in occupancy we have experienced during this period.  We believe that modest increases in effective rents will improve the financial results at some of our currently owned properties, however, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 6.3% of our leased square feet and 7.1% of our rents are included in leases scheduled to expire through December 31, 2007.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of March 31, 2007, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring(1)	Expiring	Expiring(2)	Expiring	Expiring
2007	3,509	6.3%	$58,874	7.1%	7.1%
2008	4,702	8.4%	82,915	10.0%	17.1%
2009	3,837	6.9%	69,227	8.3%	25.4%
2010	5,726	10.2%	98,388	11.8%	37.2%
2011	5,358	9.6%	94,827	11.4%	48.6%
2012	4,260	7.6%	86,732	10.4%	59.0%
2013	2,361	4.2%	44,577	5.4%	64.4%
2014	2,595	4.6%	45,755	5.5%	69.9%
2015	2,551	4.6%	54,179	6.5%	76.4%
2016	2,362	4.2%	40,801	4.9%	81.3%
2017 and thereafter	18,632	33.4%	154,531	18.7%	100.0%
	55,893	100.0%	$830,806	100.0%

Weighted average remaining lease term (in years):	9.2		6.4

(1)             Square feet is pursuant to signed leases as of March 31, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)             Rents are pursuant to signed leases as of March 31, 2007, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of March 31, 2007, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,816	8.6%	12.8%	2007 to 2020
2. GlaxoSmithKline plc	608	1.1%	1.8%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. JDA Software Group, Inc.	283	0.5%	1.1%	2012
5. The Scripps Research Institute	164	0.3%	1.1%	2019
6. Solectron Corporation	765	1.4%	1.1%	2014
7. Ballard Spahr Andrews & Ingersoll, LLP	235	0.4%	1.0%	2008, 2015
8. Comcast Corporation	328	0.6%	1.0%	2007, 2008
9. Tyco International Ltd	678	1.2%	1.0%	2007, 2009, 2017
Total	8,337	14.9%	22.3%

(1)             Square feet is pursuant to signed leases as of March 31, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)             Rent is pursuant to signed leases as of March 31, 2007, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment Activities

During the first quarter of 2007, we acquired four office properties with 391,000 square feet of space for $42.6 million.  At the time of acquisition, these properties were approximately 96% leased and projected to yield approximately 9.8% of the aggregate gross purchase price, based on estimated current annual net operating income, or NOI, which we define as GAAP based property rental income less property operating expenses.

Financing Activities

During the first quarter of 2007, we sold 1.0 million of our common shares for net proceeds of $13.0 million pursuant to a sales agreement with a securities broker dealer, which allows us to sell up to 20.0 million of our common shares from time to time in a controlled equity offering program.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)

Rental income	$205,050	$189,559	$15,491	8.2%

Expenses:
Operating expenses	80,001	71,803	8,198	11.4%
Depreciation and amortization	43,511	37,666	5,845	15.5%
General and administrative	8,578	7,873	705	9.0%
Total expenses	132,090	117,342	14,748	12.6%

Operating income	72,960	72,217	743	1.0%

Interest income	459	1,235	(776)	(62.8%)
Interest expense	(40,271)	(41,294)	1,023	2.5%
Loss on early extinguishment of debt	—	(1,659)	1,659	100.0%
Equity in earnings of equity investments	—	3,136	(3,136)	(100.0%)
Gain on sale of equity investments	—	116,287	(116,287)	(100.0%)
Income from continuing operations	33,148	149,922	(116,774)	(77.9%)
Loss from discontinued operations	—	(87)	87	100.0%
Net income	33,148	149,835	(116,687)	(77.9%)
Preferred distributions	(15,401)	(11,508)	(3,893)	(33.8%)
Excess redemption price paid over carrying value of preferred shares	—	(6,914)	6,914	100.0%
Net income available for common shareholders	$17,747	$131,413	($113,666)	(86.5%)

Weighted average common shares outstanding—basic	210,609	209,861	748	3.6%

Weighted average common shares outstanding—diluted	239,801	209,861	29,940	14.3%

Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.08	$0.63	($0.55)	(87.3%)
Net income available for common shareholders—basic and diluted	$0.08	$0.63	($0.55)	(87.3%)

Rental income.  Rental income increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our consolidated financial statements.  Rental income for our Other Markets segment increased $13.4 million, or 15%, primarily because of the acquisition of 67 properties during 2006 and 2007.  Rental income includes non-cash straight line rent adjustments totaling $4.7 million in 2007 and $4.8 million in 2006 and amortization of acquired real estate leases and obligations totaling ($2.4) million in 2007 and ($3.2) million in 2006.  Rental income also includes lease termination fees totaling $325,000 in 2007 and $249,000 in 2006.

Total expenses.  Total expenses for the three months ended March 31, 2007, increased from the three months ended March 31, 2006, due to increases in operating expenses, depreciation and amortization and general and administrative expenses related to our acquisition of properties in 2007 and 2006.

Interest income.  The decrease in interest income in 2007 reflects the decrease in average invested cash balances.

Interest expense.  The decrease in interest expense in 2007 primarily reflects the repayment of debt with proceeds from the sale of our equity investments in March 2006, and proceeds from the issuance of our series D preferred shares in October 2006.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2006 relates to the write off of deferred financing fees associated with the repayment of our $350 million term loan in March 2006.

Equity in earnings of equity investments.  The decrease in equity in earnings of equity investments in 2007 reflects our sale of all 7.7 million common shares we owned in Senior Housing Properties Trust, or Senior Housing, and all 4.0 million common shares we owned in Hospitality Properties Trust, or Hospitality Properties, in March 2006.

Gain on sale of equity investments.  The decrease in gain on sale of equity investments reflects the sale in March 2006 of all of the common shares we owned in Senior Housing and Hospitality Properties for aggregate net proceeds of $308.3 million.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the sale of our investments in Senior Housing and Hospitality Properties in 2006, offset by properties acquired during 2006 and 2007.

Loss from discontinued operations.  The 2006 loss from discontinued operations includes operating results from five office properties sold in 2006.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the sale of our investments in Senior Housing and Hospitality Properties in 2006, offset by property acquisitions during 2006 and 2007.  Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006.

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

As discussed above, we believe that present leasing market conditions in some areas where our properties are located may result in modest increases in effective rents at some of our properties.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms.  We generally do not purchase turn around properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $37.0 million, ($84.7) million and $53.0 million, respectively, for the three months ended March 31, 2007, and $43.5 million, $100.2 million and ($127.6) million, respectively, for the three months ended March 31, 2006.  Changes in all three categories between 2007 and 2006 are primarily related to property acquisitions in 2007 and 2006, and our sale of all our Senior Housing and Hospitality Properties common shares, repayments and issuances of debt obligations and issuances and redemption of preferred shares in 2006.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At March 31, 2007, there was $144 million outstanding and $606 million available on our revolving credit facility, and we had cash and cash equivalents of $23.1 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2007, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total(1)	Interest Rate
2007	$8,069	$—	$—	$8,069	6.9%
2008	26,369	—	—	26,369	7.0%
2009	7,879	—	—	7,879	6.9%
2010	8,303	144,000	50,000	202,303	6.7%
2011	229,905	400,000	—	629,905	6.3%
2012	31,113	—	200,000	231,113	7.0%
2013	3,804	—	200,000	203,804	6.5%
2014	15,789	—	250,000	265,789	5.7%
2015	4,029	—	450,000	454,029	6.0%
2016	13,387	—	400,000	413,387	6.3%
2017 and thereafter	65,065	—	—	65,065	7.3%
	$413,712	$544,000	$1,550,000	$2,507,712	6.3%

(1)             Total debt as of March 31, 2007, net of unamortized premiums and discounts, equals $2,499,305.

When significant amounts are outstanding under our revolving credit facility or the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives usually include incurring additional term debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, to finance future acquisitions and capital expenditures and to pay our debt and other obligations.

The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to separate our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.

During the three months ended March 31, 2007, we purchased four office properties for $42.6 million, plus closing costs, and funded improvements to our owned properties totaling $21.5 million.  We funded all our 2007 acquisitions and improvements to our owned properties with cash on hand and by borrowing under our revolving credit facility.

In April and May 2007, we purchased 14 properties containing approximately 3.2 million square feet of space for $143.2 million, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  As of May 4, 2007, we have executed purchase agreements for two properties with an aggregate of 220,000 square feet of space for a total purchase price of $16.4  million, excluding closing costs.  These potential purchase transactions are subject to completion of diligence and because of these contingencies we can provide no assurances that we will purchase these properties.

During the three months ended March 31, 2007 and 2006, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Tenant improvements	$12,629	$15,168
Leasing costs	4,253	5,050
Building improvements(1)	1,592	5,615
Development and redevelopment activities(2)	7,302	2,687

(1)             Building improvements generally include recurring expenditures that we believe are necessary to maintain the value of our properties.

(2)             Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2007, are as follows (amounts in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the period	1,064	654	410
Total commitments for tenant improvements and leasing costs	$17,910	$5,184	$12,726
Leasing costs per square foot (whole dollars)	$16.83	$7.93	$31.04
Average lease term (years)	6.6	5.8	8.1
Leasing costs per square foot per year (whole dollars)	$2.55	$1.37	$3.83

We have no commercial paper, swaps, hedges, guarantees, joint ventures or off balance sheet arrangements as of March 31, 2007.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at March 31, 2007 were our unsecured revolving credit facility and our $2.0 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At March 31, 2007, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $413.7 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at March 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2006.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Our unsecured revolving credit facility and $400 million of our senior notes bear interest at floating rates and mature in August 2010 and March 2011, respectively.  As of March 31, 2007, we had $144 million outstanding and $606 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our $400 million floating rate senior notes may be made any time on or after September 16, 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and $400 million of our senior notes require interest at LIBOR plus premiums.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINGENCIES IN OUR COMMITTED ACQUISITIONS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AND

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, UNDER “ITEM 1A. RISK FACTORS”.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON ANY FORWARD LOOKING STATEMENTS.

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
Dated: May 7, 2007

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 7, 2007