Form 10-Q
period 2007-06-30
HRPT PROPERTIES TRUST
filed 2007-08-08
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9317

HRPT PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 6, 2007: 211,946,590

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2007

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I                               Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real estate properties:
Land	$1,167,702	$1,143,109
Buildings and improvements	4,821,438	4,619,164
	5,989,140	5,762,273
Accumulated depreciation	(736,336)	(668,460)
	5,252,804	5,093,813
Acquired real estate leases	163,224	167,879
Cash and cash equivalents	29,026	17,783
Restricted cash	16,571	21,635
Rents receivable, net of allowance for doubtful accounts of $5,830 and $4,737, respectively	182,980	172,566
Other assets, net	106,284	102,273
Total assets	$5,750,889	$5,575,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$212,000	$40,000
Senior unsecured debt, net	1,991,241	1,941,173
Mortgage notes payable, net	410,892	416,058
Accounts payable and accrued expenses	87,111	93,734
Dividends payable	—	44,111
Acquired real estate lease obligations	40,942	41,833
Rent collected in advance	22,736	19,592
Security deposits	16,076	15,972
Due to affiliates	8,193	12,708
Total liabilities	2,789,191	2,625,181

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series B preferred shares; 8 ¾% cumulative redeemable at par on or after September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
300,000,000 shares authorized; 211,946,590 and 210,051,590 shares issued and outstanding, respectively	2,119	2,101
Additional paid in capital	2,798,279	2,774,461
Cumulative net income	1,767,976	1,703,354
Cumulative common distributions	(2,159,689)	(2,115,299)
Cumulative preferred distributions	(250,121)	(216,983)
Total shareholders’ equity	2,961,698	2,950,768
Total liabilities and shareholders’ equity	$5,750,889	$5,575,949

See accompanying notes

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Rental income	$209,995	$197,957	$415,045	$387,516

Expenses:
Operating expenses	81,166	75,959	161,167	147,762
Depreciation and amortization	45,786	40,379	89,297	78,045
General and administrative	9,125	8,540	17,703	16,413
Total expenses	136,077	124,878	268,167	242,220

Operating income	73,918	73,079	146,878	145,296

Interest income	568	310	1,027	1,545
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,025, $1,105, $2,122 and $2,243, respectively)	(42,301)	(41,854)	(82,572)	(83,148)
Loss on early extinguishment of debt	(711)	—	(711)	(1,659)
Equity in earnings of equity investments	—	—	—	3,136
Gain on sale of equity investments	—	—	—	116,287
Income from continuing operations	31,474	31,535	64,622	181,457
Loss from discontinued operations	—	(21)	—	(108)
Net income	31,474	31,514	64,622	181,349
Preferred distributions	(15,401)	(9,234)	(30,802)	(20,742)
Excess redemption price paid over carrying value of preferred shares	—	—	—	(6,914)
Net income available for common shareholders	$16,073	$22,280	$33,820	$153,693

Weighted average common shares outstanding – basic	211,721	209,968	211,168	209,915

Weighted average common shares outstanding – diluted	240,914	209,968	240,361	209,915

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.08	$0.11	$0.16	$0.73
Loss from discontinued operations – basic and diluted	$—	$—	$—	$—
Net income available for common shareholders – basic and diluted	$0.08	$0.11	$0.16	$0.73

See accompanying notes

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$64,622	$181,349
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71,451	63,297
Amortization of debt discounts, premiums and deferred financing fees	2,122	2,243
Amortization of acquired real estate leases	16,044	14,968
Other amortization	7,129	5,371
Loss on early extinguishment of debt	711	1,659
Equity in earnings of equity investments	—	(3,136)
Gain on sale of equity investments	—	(116,287)
Distributions of earnings from equity investments	—	3,136
Change in assets and liabilities:
Decrease in restricted cash	5,064	2,417
Increase in rents receivable and other assets	(22,462)	(28,185)
Decrease in accounts payable and accrued expenses	(10,705)	(396)
Increase in rent collected in advance	3,144	2,676
Increase in security deposits	104	1,402
Decrease in due to affiliates	(4,515)	(3,331)
Cash provided by operating activities	132,709	127,183

Cash flows from investing activities:
Real estate acquisitions and improvements	(238,235)	(325,054)
Distributions in excess of earnings from equity investments	—	2,251
Proceeds from sale of equity investments	—	308,333
Cash used for investing activities	(238,235)	(14,470)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	—	145,015
Redemption of preferred shares	—	(200,000)
Proceeds from issuance of common shares, net	23,661	—
Proceeds from borrowings	704,475	964,000
Payments on borrowings	(488,051)	(894,210)
Deferred financing fees	(1,677)	(1,847)
Distributions to common shareholders	(88,501)	(88,166)
Distributions to preferred shareholders	(33,138)	(21,851)
Cash provided by (used for) financing activities	116,769	(97,059)

Increase in cash and cash equivalents	11,243	15,654
Cash and cash equivalents at beginning of period	17,783	19,445
Cash and cash equivalents at end of period	$29,026	$35,099

See accompanying notes

	Six Months Ended June 30,
	2007	2006
Supplemental cash flow information:
Interest paid (including capitalized interest paid of $489 in 2007)	$80,508	$79,188

Non-cash investing activities:
Real estate acquisitions	$—	$(20,585)

Non-cash financing activities:
Issuance of common shares	$175	$1,420
Assumption of mortgage notes payable	$—	20,585

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

Note 2.  Real Estate Properties

During the six months ended June 30, 2007, we acquired five office properties for $59,700, excluding closing costs, 14 industrial properties for $125,475, excluding closing costs, and we funded $56,510 of improvements to our owned properties using cash on hand and borrowings under our revolving credit facility.

Note 3.  Indebtedness

In June 2007 we repaid $200,000 of our unsecured floating rate senior notes by drawing on our revolving credit facility.  We recognized a loss of $711 from the write off of deferred financing fees in connection with this repayment.  We subsequently issued $250,000 of unsecured senior notes in a public offering in June, raising net proceeds of approximately $247,400.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 5.9% and 5.4% per annum, for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, we had $212,000 outstanding and $538,000 available under our revolving credit facility.  Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  We believe that we are in compliance with these financial and other covenants.

Note 4.  Shareholders’ Equity

During the six months ended June 30, 2007, we sold 1,880 of our common shares for net proceeds of $23,661 pursuant to a sales agreement with a securities broker dealer, which allows us to sell up to 20,000 of our common shares from time to time in a controlled equity offering program.

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

	2007
	Three Months Ended June 30,			Six Months Ended June 30,
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$31,474			$64,622
Preferred distributions	(15,401)			(30,802)
Amounts used to calculate basic EPS	$16,073	211,721	$0.08	$33,820	211,168	$0.16

	2006
	Three Months Ended June 30,			Six Months Ended June 30,
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$31,535			$181,457
Loss from discontinued operations	(21)			(108)
Preferred distributions	(9,234)			(20,742)
Excess redemption price paid over carrying value of preferred shares	—			(6,914)
Amounts used to calculate basic EPS	$22,280	209,968	$0.11	$153,693	209,915	$0.73

Note 6.  Segment Information

As of June 30, 2007, we owned 361 office properties and 163 industrial properties.  We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type as of and for the three and six months ended June 30, 2007 and 2006, is as follows:

	As of June 30, 2007			As of June 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,444	—	5,444	5,448	—	5,448
Oahu, HI	—	17,914	17,914	—	17,929	17,929
Metro Washington, DC	2,658	—	2,658	2,645	—	2,645
Metro Boston, MA	3,026	—	3,026	2,737	—	2,737
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Austin, TX	1,491	1,236	2,727	1,491	1,316	2,807
Other Markets	20,949	9,409	30,358	20,293	4,726	25,019
Totals	35,012	28,559	63,571	34,058	23,971	58,029

Central business district, or CBD	11,324	158	11,482	11,328	158	11,486
Suburban	23,688	28,401	52,089	22,730	23,813	46,543
Total	35,012	28,559	63,571	34,058	23,971	58,029

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,466	$—	$31,466	$31,632	$—	$31,632
Oahu, HI	—	16,142	16,142	—	15,119	15,119
Metro Washington, DC	19,814	—	19,814	19,495	—	19,495
Metro Boston, MA	16,175	—	16,175	14,996	—	14,996
Southern California	12,507	—	12,507	11,879	—	11,879
Metro Austin, TX	7,470	3,193	10,663	7,103	3,759	10,862
Other Markets	88,431	14,797	103,228	84,653	9,321	93,974
Totals	$175,863	$34,132	$209,995	$169,758	$28,199	$197,957

CBD	$71,182	$291	$71,473	$71,477	$279	$71,756
Suburban	104,681	33,841	138,522	98,281	27,920	126,201
Total	$175,863	$34,132	$209,995	$169,758	$28,199	$197,957

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$16,311	$—	$16,311	$17,216	$—	$17,216
Oahu, HI	—	12,824	12,824	—	12,386	12,386
Metro Washington, DC	12,408	—	12,408	12,266	—	12,266
Metro Boston, MA	10,638	—	10,638	10,032	—	10,032
Southern California	9,030	—	9,030	8,173	—	8,173
Metro Austin, TX	3,472	1,705	5,177	3,395	2,074	5,469
Other Markets	51,305	11,136	62,441	50,423	6,033	56,456
Totals	$103,164	$25,665	$128,829	$101,505	$20,493	$121,998

CBD	$39,649	$213	$39,862	$40,261	$216	$40,477
Suburban	63,515	25,452	88,967	61,244	20,277	81,521
Total	$103,164	$25,665	$128,829	$101,505	$20,493	$121,998

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$62,512	$—	$62,512	$63,493	$—	$63,493
Oahu, HI	—	31,495	31,495	—	29,211	29,211
Metro Washington, DC	39,327	—	39,327	39,210	—	39,210
Metro Boston, MA	31,489	—	31,489	30,028	—	30,028
Southern California	24,998	—	24,998	23,804	—	23,804
Metro Austin, TX	15,404	6,370	21,774	13,859	7,094	20,953
Other Markets	176,729	26,721	203,450	162,892	17,925	180,817
Totals	$350,459	$64,586	$415,045	$333,286	$54,230	$387,516

CBD	$141,381	$583	$141,964	$142,578	$558	$143,136
Suburban	209,078	64,003	273,081	190,708	53,672	244,380
Total	$350,459	$64,586	$415,045	$333,286	$54,230	$387,516

Property net operating income:
Metro Philadelphia, PA	$32,286	$—	$32,286	$34,072	$—	$34,072
Oahu, HI	—	25,123	25,123	—	23,758	23,758
Metro Washington, DC	24,737	—	24,737	24,735	—	24,735
Metro Boston, MA	20,639	—	20,639	20,004	—	20,004
Southern California	18,275	—	18,275	16,562	—	16,562
Metro Austin, TX	7,622	3,317	10,939	6,693	3,917	10,610
Other Markets	102,640	19,239	121,879	98,078	11,935	110,013
Totals	$206,199	$47,679	$253,878	$200,144	$39,610	$239,754

CBD	$78,600	$428	$79,028	$80,075	$431	$80,506
Suburban	127,599	47,251	174,850	120,069	39,179	159,248
Total	$206,199	$47,679	$253,878	$200,144	$39,610	$239,754

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three and six months ended June 30, 2007 and 2006.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income available for common shareholders for the three and six months ended June 30, 2007 and 2006, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental income	$209,995	$197,957	$415,045	$387,516
Operating expenses	(81,166)	(75,959)	(161,167)	(147,762)
Property net operating income (NOI)	$128,829	$121,998	$253,878	$239,754

Property net operating income	$128,829	$121,998	$253,878	$239,754
Depreciation and amortization	(45,786)	(40,379)	(89,297)	(78,045)
General and administrative	(9,125)	(8,540)	(17,703)	(16,413)
Operating income	73,918	73,079	146,878	145,296

Interest income	568	310	1,027	1,545
Interest expense	(42,301)	(41,854)	(82,572)	(83,148)
Loss on early extinguishment of debt	(711)	—	(711)	(1,659)
Equity in earnings of equity investments	—	—	—	3,136
Gain on sale of equity investments	—	—	—	116,287
Income from continuing operations	31,474	31,535	64,622	181,457
Loss from discontinued operations	—	(21)	—	(108)
Net income	31,474	31,514	64,622	181,349
Preferred distributions	(15,401)	(9,234)	(30,802)	(20,742)
Excess redemption price paid over carrying value of preferred shares	—	—	—	(6,914)
Net income available for common shareholders	$16,073	$22,280	$33,820	$153,693

Note 7.  Subsequent Events

In July 2007, we declared a distribution of $0.21 per common share, or approximately $44,500, to be paid on or about August 24, 2007, to shareholders of record on July 25, 2007.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $6,563, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which will be paid on or about August 15, 2007, to our preferred shareholders of record as of August 1, 2007.

In July 2007, we purchased one hotel property from Hospitality Properties Trust, a publicly traded real estate investment trust that is managed by Reit Management & Research LLC, which is also our manager, for $13,100, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  This hotel will continue operations under a short term lease agreement with a hotel operating company; this property may be redeveloped in the future as part of a larger project including adjacent property currently owned by us.  As of August 6, 2007, we have executed purchase agreements for five additional properties with an aggregate of approximately 271 square feet of space for a total purchase price of $35,400, excluding closing costs.  These potential purchase transactions are subject to completion of diligence and because of these contingencies we can provide no assurances that we will purchase these properties.

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

Property Operations

As of June 30, 2007, 92.9% of our total square feet was leased, compared to 93.6% leased as of June 30, 2006.  These results primarily reflect the 1 percentage point decrease in occupancy at properties we owned continuously since January 1, 2006.  Occupancy data for 2007 and 2006 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of the Six Months Ended June 30,		As of the Six Months Ended June 30,
	2007	2006	2007	2006
Total properties	524	487	437	437
Total square feet	63,571	58,029	54,824	54,824
Percent leased (3)	92.9%	93.6%	92.7%	93.7%

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

During the three months ended June 30, 2007, we signed new leases for 814,000 square feet and lease renewals for 1,107,000 square feet, at weighted average rental rates that were 3% above rents previously charged for the same space.  Average lease terms for leases signed during this period were 7.9 years.  Commitments for tenant improvement and leasing costs for leases signed during this period totaled $35.0 million, or $18.22 per square foot (approximately $2.31/sq. ft. per year of the lease term).

During the past twelve months, the leasing market conditions in some of our markets have been improving.  The quoted rental rates in most of the areas where our properties are located seem to have increased modestly.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally stabilized over the past twelve months.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  However, these improvements in rent rates and reduced tenant inducement costs have been somewhat offset by a modest decline in space requirements from tenants and increased construction of office properties in certain markets, as reflected in the decline in occupancy we have experienced during this period.  We believe that modest increases in effective rents may improve the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 3.7% of our leased square feet and 4.2% of our rents are included in leases scheduled to expire through December 31, 2007.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of June 30, 2007, are as follows (square feet and dollars in thousands):

Year	Square Feet Expiring (1)	% of Square Feet Expiring	Annualized Rental Income Expiring (2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2007	2,188	3.7%	$35,330	4.2%	4.2%
2008	4,654	7.9%	81,383	9.6%	13.8%
2009	3,781	6.4%	67,910	8.0%	21.8%
2010	6,305	10.7%	97,742	11.5%	33.3%
2011	5,898	10.0%	95,976	11.3%	44.6%
2012	4,809	8.1%	96,562	11.4%	56.0%
2013	2,469	4.2%	46,878	5.5%	61.5%
2014	2,706	4.6%	46,769	5.5%	67.0%
2015	3,241	5.5%	58,211	6.9%	73.9%
2016	2,476	4.2%	42,082	5.0%	78.9%
2017 and thereafter	20,547	34.7%	178,257	21.1%	100.0%
	59,074	100.0%	$847,100	100.0%

Weighted average remaining lease term (in years):	9.1		6.5

(1)             Square feet is pursuant to signed leases as of June 30, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)             Rents are pursuant to signed leases as of June 30, 2007, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of June 30, 2007, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,826	8.2%	12.8%	2007 to 2020
2. GlaxoSmithKline plc	608	1.0%	1.7%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. Solectron Corporation	894	1.5%	1.1%	2014
5. JDA Software Group, Inc.	283	0.5%	1.1%	2012
6. The Scripps Research Institute	164	0.3%	1.1%	2019
7. Ballard Spahr Andrews & Ingersoll, LLP	235	0.4%	1.0%	2008, 2015
Total	7,470	12.7%	20.2%

(1)    Square feet is pursuant to signed leases as of June 30, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)    Rent is pursuant to signed leases as of June 30, 2007, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment Activities

During the six months ended June 30, 2007, we acquired five office properties with 466,000 square feet for $59.7 million, and 14 industrial properties with 3,294,000 square feet for $125.5 million.  At the time of acquisition, these properties were over 99% leased and projected to yield approximately 9.0% of the aggregate gross purchase price, based on estimated current annual net operating income, or NOI, which we define as GAAP based property rental income less property operating expenses.

Financing Activities

In June 2007 we repaid $200 million of our unsecured floating rate senior notes by drawing on our revolving credit facility.  We recognized a loss of $711,000 from the write off of deferred financing fees in connection with this repayment.  We subsequently issued $250 million of unsecured senior notes in a public offering in June, raising net proceeds of approximately $247.4 million.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.

During the six months ended June 30, 2007, we sold 1.9 million of our common shares for net proceeds of $23.7 million pursuant to a sales agreement with a securities broker dealer, which allows us to sell up to 20.0 million of our common shares from time to time in a controlled equity offering program.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)

Rental income	$209,995	$197,957	$12,038	6.1%

Expenses:
Operating expenses	81,166	75,959	5,207	6.9%
Depreciation and amortization	45,786	40,379	5,407	13.4%
General and administrative	9,125	8,540	585	6.9%
Total expenses	136,077	124,878	11,199	9.0%

Operating income	73,918	73,079	839	1.1%

Interest income	568	310	258	83.2%
Interest expense	(42,301)	(41,854)	(447)	(1.1)%
Loss on early extinguishment of debt	(711)	—	(711)	(100.0)%
Income from continuing operations	31,474	31,535	(61)	(0.2)%
Loss from discontinued operations	—	(21)	21	100.0%
Net income	31,474	31,514	(40)	(0.1)%
Preferred distributions	(15,401)	(9,234)	(6,167)	(66.8)%
Net income available for common shareholders	$16,073	$22,280	$(6,207)	(27.9)%

Weighted average common shares outstanding – basic	211,721	209,968	1,753	0.8%

Weighted average common shares outstanding – diluted	240,914	209,968	30,946	14.7%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.08	$0.11	$(0.03)	(27.3)%
Net income available for common shareholders – basic and diluted	$0.08	$0.11	$(0.03)	(27.3)%

Rental income.  Rental income increased for the three months ended June 30, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our consolidated financial statements.  Rental income for our Other Markets segment increased $9.3 million, or 9.8%, primarily because of the acquisition of 47 properties since March 2006.  Rental income includes non-cash straight line rent adjustments totaling $3.9 million in 2007 and $5.2 million in 2006 and amortization of acquired real estate leases and obligations totaling ($2.9) million in 2007 and ($2.3) million in 2006.  Rental income also includes lease termination fees totaling $31,000 in 2007 and $251,000 in 2006.

Total expenses.  The increase in total expenses reflects increases in operating expenses and general and administrative expenses primarily related to our acquisition of properties since March 2006.  The increase in depreciation and amortization expense reflects acquisitions made since March 2006 and building and tenant improvement costs incurred throughout our portfolio during the same period.

Interest income.  The increase in interest income in 2007 reflects the increase in average invested cash balances.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2007 relates to the write off of deferred financing fees associated with the repayment of $200 million of our floating rate senior notes in June 2007.

Loss from discontinued operations.  The 2006 loss from discontinued operations includes operating results from five office properties sold in 2006.

Net income and net income available for common shareholders.  The decrease in net income available for common shareholders reflects the increase in depreciation and amortization primarily related to properties acquired since March 2006 and building and tenant improvement costs incurred throughout our portfolio during the same period.  Net income available for common shareholders is net income reduced by preferred distributions.  The increase in preferred distributions reflects the issuance of our series D preferred shares in October 2006, which are convertible into 29,193 common shares.  Proceeds from this issuance were used to reduce amounts outstanding on our revolving credit facility and general business purposes, including property acquisitions.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)

Rental income	$415,045	$387,516	$27,529	7.1%

Expenses:
Operating expenses	161,167	147,762	13,405	9.1%
Depreciation and amortization	89,297	78,045	11,252	14.4%
General and administrative	17,703	16,413	1,290	7.9%
Total expenses	268,167	242,220	25,947	10.7%

Operating income	146,878	145,296	1,582	1.1%

Interest income	1,027	1,545	(518)	(33.5)%
Interest expense	(82,572)	(83,148)	576.7%
Loss on early extinguishment of debt	(711)	(1,659)	948	57.1%
Equity in earnings of equity investments	—	3,136	(3,136)	(100.0)%
Gain on sale of equity investments	—	116,287	(116,287)	(100.0)%
Income from continuing operations	64,622	181,457	(116,835)	(64.4)%
Loss from discontinued operations	—	(108)	108	100.0%
Net income	64,622	181,349	(116,727)	(64.4)%
Preferred distributions	(30,802)	(20,742)	(10,060)	(48.5)%
Excess redemption price paid over carrying value of preferred shares	—	(6,914)	6,914	100.0%
Net income available for common shareholders	$33,820	$153,693	$(119,873)	(78.0)%

Weighted average common shares outstanding – basic	211,168	209,915	1,253	0.6%

Weighted average common shares outstanding – diluted	240,361	209,915	30,446	14.5%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.16	$0.73	$(0.57)	(78.1)%
Net income available for common shareholders – basic and diluted	$0.16	$0.73	$(0.57)	(78.1)%

Rental income.  Rental income increased for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our consolidated financial statements.  Rental income for our Other Markets segment increased $22.6 million, or 12.5%, primarily because of the acquisition of 82 properties since December 2005.  Rental income includes non-cash straight line rent adjustments totaling $8.6 million in 2007 and $10.1 million in 2006 and amortization of acquired real estate leases and obligations totaling ($5.3) million in 2007 and ($5.5) million in 2006.  Rental income also includes lease termination fees totaling $356,000 in 2007 and $500,000 in 2006.

Total expenses.  The increase in total expenses reflects increases in operating expenses and general and administrative expenses primarily related to our acquisition of properties since December 2005.  The increase in depreciation and amortization expense reflects acquisitions made since December 2005 and building and tenant improvement costs incurred throughout our portfolio during the same period.

Interest income.  The decrease in interest income in 2007 reflects the decrease in average invested cash balances.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2007 relates to the write off of deferred financing fees associated with the repayment of $200 million of our floating rate senior notes in June 2007.  The loss on early extinguishment of debt in 2006 relates to the write off of deferred financing fees associated with the repayment of our $350 million term loan in March 2006.

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

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the gain on the sale of the common shares we owned in Senior Housing and Hospitality Properties in 2006.

Loss from discontinued operations.  The 2006 loss from discontinued operations includes operating results from five office properties sold in 2006.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the sale of Senior Housing and Hospitality Properties common shares in 2006.  Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006.  The increase in preferred distributions reflects the issuance of our series D preferred shares in October 2006, which are convertible into 29,193 common shares.  Proceeds from this issuance were used to reduce amounts outstanding on our revolving credit facility and general business purposes, including property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties.  This flow of funds has been historically sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon the following factors:

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

Cash flows provided by (used for) operating, investing and financing activities were $132.7 million, ($238.2) million and $116.8 million, respectively, for the six months ended June 30, 2007, and $127.2 million, ($14.5) million and ($97.1) million, respectively, for the six months ended June 30, 2006.  Changes in all three categories between 2007 and 2006 are primarily related to property acquisitions, repayments and issuances of debt obligations, issuance and redemption of preferred shares, and our sale of all our Senior Housing and Hospitality Properties common shares in 2006.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At June 30, 2007, there was $212 million outstanding and $538 million available on our revolving credit facility, and we had cash and cash equivalents of $29.0 million.  We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2007, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Total (1)	Weighted Average Interest Rate
2007	$5,182	$—	$—	$5,182	6.8%
2008	26,369	—	—	26,369	7.0%
2009	7,878	—	—	7,878	6.9%
2010	8,303	212,000	50,000	270,303	6.5%
2011	229,905	200,000	—	429,905	6.4%
2012	31,113	—	200,000	231,113	7.0%
2013	3,804	—	200,000	203,804	6.5%
2014	15,789	—	250,000	265,789	5.7%
2015	4,029	—	450,000	454,029	6.0%
2016	13,387	—	400,000	413,387	6.3%
2017 and thereafter	65,065	—	250,000	315,065	6.5%
	$410,824	$412,000	$1,800,000	$2,622,824	6.3%

(1)    Total debt as of June 30, 2007, net of unamortized premiums and discounts, equals $2,614,133.

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

During the six months ended June 30, 2007, we purchased five office properties for $59.7 million, plus closing costs, 14 industrial properties for $125.5 million, plus closing costs, and funded improvements to our owned properties totaling $56.5 million.  We funded all our 2007 acquisitions and improvements to our owned properties with cash on hand and by borrowing under our revolving credit facility.

In July 2007, we purchased one hotel property from Hospitality Properties, a publicly traded real estate investment trust that is managed by Reit Management & Research LLC, which is also our manager, for $13.1 million, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  This hotel will continue operations under a short term lease agreement with a hotel operating company; this property may be redeveloped in the future as part of a larger project including adjacent property currently owned by us.  As of August 6, 2007, we have executed purchase agreements for five additional properties with an aggregate of approximately 271,000 square feet of space for a total purchase price of $35.4 million, excluding closing costs.  These potential purchase transactions are subject to completion of diligence and because of these contingencies we can provide no assurances that we will purchase these properties.

During the three and six months ended June 30, 2007 and 2006, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Tenant improvements	$16,015	$14,641	$28,644	$29,809
Leasing costs	7,167	9,692	11,420	14,742
Building improvements (1)	3,089	5,293	4,681	7,873
Development and redevelopment activities (2)	15,883	5,781	23,185	11,503

(1)    Building improvements generally include recurring expenditures that we believe are necessary to maintain the value of our properties.

(2)    Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2007, are as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Square feet leased during the period	814	1,107	1,921
Total commitments for tenant improvements and leasing costs	$24,074	$10,936	$35,010
Leasing costs per square foot (whole dollars)	$29.57	$9.88	$18.22
Average lease term (years)	8.2	7.7	7.9
Leasing costs per square foot per year (whole dollars)	$3.61	$1.28	$2.31

In June 2007 we repaid $200 million of our unsecured floating rate senior notes by drawing on our revolving credit facility.  We subsequently issued $250 million of unsecured senior notes in a public offering in June, raising net proceeds of approximately $247.4 million.  The notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility and for general business purposes.

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of June 30, 2007.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at June 30, 2007 were our unsecured revolving credit facility and our $2.0 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At June 30, 2007, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $410.8 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at June 30, 2007.

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

Our unsecured revolving credit facility and $200 million of our senior notes bear interest at floating rates and mature in August 2010 and March 2011, respectively.  As of June 30, 2007, we had $212 million outstanding and $538 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may be made on periodic interest payment dates on or after September 16, 2006.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus premiums.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.   ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

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

Part II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2007, we granted each of our five trustees 3,000 common shares of beneficial interest, par value $0.01 per share, valued at $11.70 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 15, 2007, our shareholders re-elected Patrick F. Donelan (174,702,557.791 shares voted for and 17,972,433.563 shares withheld) as a trustee.  The term of office of Messr. Donelan will extend until our annual meeting of shareholders in 2010.  Messrs. Barry M. Portnoy, Frederick N. Zeytoonjian, William A. Lamkin and Adam D. Portnoy continue to serve as trustees with terms of office expiring in 2008, 2008, 2009 and 2009, respectively.

Also at our annual meeting, our shareholders considered five proposals to amend certain provisions of our declaration of trust.  First, our shareholders approved a proposal to amend our declaration of trust to provide that any shareholder who violates the declaration of trust or bylaws will indemnify and hold us harmless from and against all costs, expenses, penalties, fines and other amounts, including attorneys’ and other professional fees, arising from the shareholder’s violation, together with interest on such amounts (158,033,270.996 shares voted for, 32,456,590.602 shares voted against and 2,185,129.756 shares abstaining).

Second, our shareholders approved a proposal to amend our declaration of trust to permit issuance of securities which are redeemable at the option of the holders (171,525,614.534 shares voted for, 19,266,100.647 shares voted against and 1,883,276.173 shares abstaining).

Third, a proposal to amend our declaration of trust to change the required shareholder vote and manner of voting for certain actions and provide that the required shareholder vote necessary for the election of trustees or to take certain other actions shall be set in the bylaws was not approved (47,937,788.195 shares voted for, 95,227,363.449 shares voted against, 1,391,869.710 shares abstaining and 48,117,970 broker non-votes).

Fourth, a proposal to amend our declaration of trust, subject to an express provision in the terms of any class or series of shares of beneficial interest, to authorize the board to divide or combine the outstanding shares of any class or series of shares of beneficial interest without a shareholder vote was not approved (43,332,154.056 shares voted for, 99,735,523.545 shares voted against, 1,489,343.753 shares abstaining and 48,117,970 broker non-votes).

Fifth, a proposal to amend our declaration of trust to change the required shareholder vote for certain amendments to the declaration of trust, for certain business combinations or for termination of the trust was not approved (39,469,563.862 shares voted for, 103,549,920.591 shares voted against, 1,537,536.901 shares abstaining and 48,117,970 broker non-votes).

Item 6.           Exhibits

3.1           Composite copy of Third Amendment and Restatement of Declaration of Trust of the Company dated July 1, 1994, as amended through May 16, 2007 (Incorporated by Reference to our Current Report on Form 8-K, dated May 16, 2007)

4.1           Supplemental Indenture between HRPT Properties Trust and U.S. Bank National Association, as Trustee, including the form of 6.25% Senior Note due 2017.  (filed herewith)

10.1         Summary of trustee Compensation (Incorporated by Reference to our Current Report on Form 8-K, dated May 16, 2007)

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
John A. Mannix President and Chief Operating Officer Dated: August 8, 2007

By:	/s/ John C. Popeo
John C. Popeo Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: August 8, 2007