Form 10-Q
period 2007-09-30
HRPT PROPERTIES TRUST
filed 2007-11-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 7, 2007:  225,430,637

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2007

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I      Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties:
Land	$1,175,940	$1,143,109
Buildings and improvements	4,873,816	4,619,164
	6,049,756	5,762,273
Accumulated depreciation	(770,839)	(668,460)
	5,278,917	5,093,813
Acquired real estate leases	156,743	167,879
Cash and cash equivalents	25,639	17,783
Restricted cash	17,410	21,635
Rents receivable, net of allowance for doubtful accounts of $5,810 and $4,737, respectively	191,591	172,566
Other assets, net	130,212	102,273
Total assets	$5,800,512	$5,575,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$38,000	$40,000
Senior unsecured debt, net	2,239,424	1,941,173
Mortgage notes payable, net	397,435	416,058
Accounts payable and accrued expenses	88,122	93,734
Dividends payable	—	44,111
Acquired real estate lease obligations	39,612	41,833
Rent collected in advance	20,124	19,592
Security deposits	16,031	15,972
Due to affiliates	23,228	12,708
Total liabilities	2,861,976	2,625,181

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series B preferred shares; 8 ¾% cumulative redeemable at par on or after September 12, 2007; 12,000,000 shares issued and outstanding, aggregate liquidation preference $300,000	289,849	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value: 300,000,000 shares authorized; 212,457,190 and 210,051,590 shares issued and outstanding, respectively	2,125	2,101
Additional paid in capital	2,802,869	2,774,461
Cumulative net income	1,800,130	1,703,354
Cumulative common distributions	(2,204,198)	(2,115,299)
Cumulative preferred distributions	(265,524)	(216,983)
Total shareholders’ equity	2,938,536	2,950,768
Total liabilities and shareholders’ equity	$5,800,512	$5,575,949

See accompanying notes

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Rental income	$211,217	$202,542	$626,262	$590,058

Expenses:
Operating expenses	82,768	80,219	243,935	227,981
Depreciation and amortization	46,116	41,064	135,413	119,109
General and administrative	8,947	8,513	26,650	24,926
Total expenses	137,831	129,796	405,998	372,016

Operating income	73,386	72,746	220,264	218,042

Interest income	415	573	1,442	2,118
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,085, $1,105, $3,207 and $3,348, respectively)	(44,055)	(43,169)	(126,627)	(126,317)
Loss on early extinguishment of debt	—	—	(711)	(1,659)
Equity in earnings of equity investments	—	—	—	3,136
Gain on sale of equity investments	—	—	—	116,287
Income from continuing operations	29,746	30,150	94,368	211,607
Income (loss) from discontinued operations	—	32	—	(76)
Gain on sale of properties	2,408	1,172	2,408	1,172
Net income	32,154	31,354	96,776	212,703
Preferred distributions	(15,402)	(9,234)	(46,204)	(29,976)
Excess redemption price paid over carrying value of preferred shares	—	—	—	(6,914)
Net income available for common shareholders	$16,752	$22,120	$50,572	$175,813

Weighted average common shares outstanding – basic	212,078	209,992	211,475	209,941

Weighted average common shares outstanding – diluted	241,271	209,992	240,668	209,941

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.07	$0.10	$0.23	$0.83
Income (loss) from discontinued operations – basic and diluted	$0.01	$0.01	$0.01	$0.01
Net income available for common shareholders – basic and diluted	$0.08	$0.11	$0.24	$0.84

See accompanying notes

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$96,776	$212,703
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	108,877	96,452
Amortization of debt discounts, premiums and deferred financing fees	3,207	3,348
Amortization of acquired real estate leases	23,574	22,495
Other amortization	10,612	8,191
Loss on early extinguishment of debt	711	1,659
Equity in earnings of equity investments	—	(3,136)
Gain on sale of equity investments	—	(116,287)
Gain on sale of properties	(2,408)	(1,172)
Distributions of earnings from equity investments	—	3,136
Change in assets and liabilities:
Decrease (increase) in restricted cash	4,225	(4,427)
Increase in rents receivable and other assets	(51,591)	(45,741)
Decrease in accounts payable and accrued expenses	(7,028)	(4,329)
Increase in rent collected in advance	532	2,353
Increase in security deposits	59	1,475
Increase in due to affiliates	10,520	8,767
Cash provided by operating activities	198,066	185,487

Cash flows from investing activities:
Real estate acquisitions and improvements	(309,196)	(364,978)
Distributions in excess of earnings from equity investments	—	2,251
Proceeds from sale of properties	3,748	6,231
Proceeds from sale of equity investments	—	308,333
Cash used for investing activities	(305,448)	(48,163)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	—	145,015
Redemption of preferred shares	—	(200,000)
Proceeds from issuance of common shares, net	28,151	—
Proceeds from borrowings	1,065,340	1,044,000
Payments on borrowings	(792,986)	(945,950)
Deferred financing fees	(3,716)	(3,027)
Distributions to common shareholders	(133,010)	(132,263)
Distributions to preferred shareholders	(48,541)	(31,086)
Cash provided by (used for) financing activities	115,238	(123,311)

Increase in cash and cash equivalents	7,856	14,013
Cash and cash equivalents at beginning of period	17,783	19,445
Cash and cash equivalents at end of period	$25,639	$33,458

See accompanying notes

	Nine Months Ended September 30,
	2007	2006
Supplemental cash flow information:
Interest paid (including capitalized interest paid of $489 in 2007)	$128,492	$131,809

Non-cash investing activities:
Real estate acquisitions	$(4,545)	$(20,585)

Non-cash financing activities:
Issuance of common shares	$280	$2,026
Assumption of mortgage notes payable	4,545	20,585

See accompanying notes

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

Note 2.  Real Estate Properties

During the nine months ended September 30, 2007, we acquired 11 office properties, including one hotel which is adjacent to owned office properties that are scheduled for redevelopment, for $108,164, excluding closing costs, 14 industrial properties for $125,475, excluding closing costs, and we funded $74,777 of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $4,545 of mortgage debt.  During the nine months ended September 30, 2007, we sold three land parcels for $3,925 and recognized gains of $2,408.

Note 3.  Indebtedness

In June 2007, we repaid $200,000 of our unsecured floating rate senior notes by drawing on our revolving credit facility.  We recognized a loss of $711 from the write off of deferred financing fees in connection with this repayment.  We subsequently issued $250,000 of unsecured senior notes in a public offering in June, raising net proceeds of approximately $247,400.  These notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017.  In September 2007, we issued $250,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $245,800.  These notes bear interest at 6.65%, require semi-annual interest payments and mature in January 2018.  Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility.  In September 2007, we prepaid at par, $15,853 of 7.02% mortgage debt due in 2008, using cash on hand and borrowings under our revolving credit facility.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 5.9% and 5.6% per annum, for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, we had $38,000 outstanding and $712,000 available under our revolving credit facility.  Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  We believe that we are in compliance with these financial and other covenants.

Note 4.  Shareholders’ Equity

During the nine months ended September 30, 2007, we sold 2,338 of our common shares for net proceeds of $28,151 pursuant to a sales agreement with a securities broker dealer, which allows us to sell our common shares from time to time in a controlled equity offering program.

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

	2007
	Three Months Ended September 30,			Nine Months Ended September 30,
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$29,746			$94,368
Gain on sale of properties	2,408			2,408
Preferred distributions	(15,402)			(46,204)
Amounts used to calculate basic EPS	$16,752	212,078	$0.08	$50,572	211,475	$0.24

	2006
	Three Months Ended September 30,			Nine Months Ended September 30,
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$30,150			$211,607
Income (loss) from discontinued operations	32			(76)
Gain on sale of properties	1,172			1,172
Preferred distributions	(9,234)			(29,976)
Excess redemption price paid over carrying value of preferred shares	—			(6,914)
Amounts used to calculate basic EPS	$22,120	209,992	$0.11	$175,813	209,941	$0.84

Note 6. Segment Information

As of September 30, 2007, we owned 367 office properties and 163 industrial properties. We account for our office and industrial properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income. Property level information by geographic segment and property type as of and for the three and nine months ended September 30, 2007 and 2006, is as follows:

	As of September 30, 2007			As of September 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,445	—	5,445	5,453	—	5,453
Oahu, HI	—	17,914	17,914	—	17,929	17,929
Metro Washington, DC	2,658	—	2,658	2,645	—	2,645
Metro Boston, MA	3,100	—	3,100	2,740	—	2,740
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Austin, TX	1,491	1,236	2,727	1,492	1,316	2,808
Other Markets	21,230	9,410	30,640	20,326	4,725	25,051
Totals	35,368	28,560	63,928	34,100	23,970	58,070

Central business district, or CBD	11,325	158	11,483	11,335	158	11,493
Suburban	24,043	28,402	52,445	22,765	23,812	46,577
Total	35,368	28,560	63,928	34,100	23,970	58,070

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,455	$—	$31,455	$31,784	$—	$31,784
Oahu, HI	—	16,786	16,786	—	16,369	16,369
Metro Washington, DC	19,982	—	19,982	19,972	—	19,972
Metro Boston, MA	16,279	—	16,279	15,517	—	15,517
Southern California	12,709	—	12,709	12,323	—	12,323
Metro Austin, TX	7,527	3,545	11,072	7,298	3,454	10,752
Other Markets	88,428	14,506	102,934	86,354	9,471	95,825
Totals	$176,380	$34,837	$211,217	$173,248	$29,294	$202,542

CBD	$71,520	$313	$71,833	$72,382	$292	$72,674
Suburban	104,860	34,524	139,384	100,866	29,002	129,868
Total	$176,380	$34,837	$211,217	$173,248	$29,294	$202,542

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$16,414	$—	$16,414	$17,025	$—	$17,025
Oahu, HI	—	12,937	12,937	—	13,274	13,274
Metro Washington, DC	12,237	—	12,237	12,333	—	12,333
Metro Boston, MA	10,673	—	10,673	9,917	—	9,917
Southern California	8,876	—	8,876	8,522	—	8,522
Metro Austin, TX	3,661	2,123	5,784	3,334	1,863	5,197
Other Markets	50,677	10,851	61,528	49,774	6,281	56,055
Totals	$102,538	$25,911	$128,449	$100,905	$21,418	$122,323

CBD	$39,307	$213	$39,520	$40,136	$214	$40,350
Suburban	63,231	25,698	88,929	60,769	21,204	81,973
Total	$102,538	$25,911	$128,449	$100,905	$21,418	$122,323

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Office Properties	Industrial Properties	Totals	Office Properties	Industrial Properties	Totals
Property rental income:
Metro Philadelphia, PA	$93,967	$—	$93,967	$95,277	$—	$95,277
Oahu, HI	—	48,281	48,281	—	45,580	45,580
Metro Washington, DC	59,309	—	59,309	59,182	—	59,182
Metro Boston, MA	47,768	—	47,768	45,545	—	45,545
Southern California	37,707	—	37,707	36,128	—	36,128
Metro Austin, TX	22,931	9,915	32,846	21,157	10,548	31,705
Other Markets	265,157	41,227	306,384	249,245	27,396	276,641
Totals	$526,839	$99,423	$626,262	$506,534	$83,524	$590,058

CBD	$212,901	$896	$213,797	$214,960	$850	$215,810
Suburban	313,938	98,527	412,465	291,574	82,674	374,248
Total	$526,839	$99,423	$626,262	$506,534	$83,524	$590,058

Property net operating income:
Metro Philadelphia, PA	$48,700	$—	$48,700	$51,096	$—	$51,096
Oahu, HI	—	38,060	38,060	—	37,033	37,033
Metro Washington, DC	36,974	—	36,974	37,068	—	37,068
Metro Boston, MA	31,312	—	31,312	29,920	—	29,920
Southern California	27,151	—	27,151	25,084	—	25,084
Metro Austin, TX	11,283	5,440	16,723	10,028	5,779	15,807
Other Markets	153,317	30,090	183,407	147,853	18,216	166,069
Totals	$308,737	$73,590	$382,327	$301,049	$61,028	$362,077

CBD	$117,906	$642	$118,548	$120,211	$644	$120,855
Suburban	190,831	72,948	263,779	180,838	60,384	241,222
Total	$308,737	$73,590	$382,327	$301,049	$61,028	$362,077

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006. We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate individual, regional and company wide property level performance. NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. A reconciliation of NOI to net income available for common shareholders for the three and nine months ended September 30, 2007 and 2006, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental income	$211,217	$202,542	$626,262	$590,058
Operating expenses	(82,768)	(80,219)	(243,935)	(227,981)
Property net operating income (NOI)	$128,449	$122,323	$382,327	$362,077

Property net operating income	$128,449	$122,323	$382,327	$362,077
Depreciation and amortization	(46,116)	(41,064)	(135,413)	(119,109)
General and administrative	(8,947)	(8,513)	(26,650)	(24,926)
Operating income	73,386	72,746	220,264	218,042

Interest income	415	573	1,442	2,118
Interest expense	(44,055)	(43,169)	(126,627)	(126,317)
Loss on early extinguishment of debt	—	—	(711)	(1,659)
Equity in earnings of equity investments	—	—	—	3,136
Gain on sale of equity investments	—	—	—	116,287
Income from continuing operations	29,746	30,150	94,368	211,607
Income (loss) from discontinued operations	—	32	—	(76)
Gain on sale of properties	2,408	1,172	2,408	1,172
Net income	32,154	31,354	96,776	212,703
Preferred distributions	(15,402)	(9,234)	(46,204)	(29,976)
Excess redemption price paid over carrying value of preferred shares	—	—	—	(6,914)
Net income available for common shareholders	$16,752	$22,120	$50,572	$175,813

Note 7. Subsequent Events

In October 2007, we declared a distribution of $0.21 per common share, or approximately $44,700, to be paid on or about November 21, 2007, to shareholders of record on October 23, 2007. We also announced a distribution on our series B preferred shares of $0.5469 per share, or $6,563, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which will be paid on or about November 15, 2007, to our preferred shareholders of record as of November 1, 2007.

In October 2007, we issued 12,797 common shares in a public offering, raising net proceeds of approximately $123,000. We subsequently announced the partial redemption of 5,000 of our 12,000 outstanding 8 ¾% series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid dividends. This redemption is expected to occur on or about November 26, 2007. Also in October 2007, we sold an additional 177 of our common shares for net proceeds of $1,736 pursuant to a sales agreement with a securities broker dealer, which allows us to sell our common shares from time to time in a controlled equity offering program. Net proceeds were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including property acquisitions.

In October 2007, we purchased six properties for $73,750, excluding closing costs, using cash on hand and borrowings under our revolving credit facility. As of November 7, 2007, we have an executed purchase agreement for two additional properties with an aggregate of approximately 262 square feet of space for a total purchase price of $23,150, excluding closing costs. This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase these properties.

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

Property Operations

As of September 30, 2007, 92.8% of our total square feet was leased, compared to 93.4% leased as of September 30, 2006. These results primarily reflect the 1.1 percentage point decrease in occupancy at properties we owned continuously since January 1, 2006. Occupancy data for 2007 and 2006 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of the Nine Months Ended September 30,		As of the Nine Months Ended September 30,
	2007	2006	2007	2006
Total properties	530	487	437	437
Total square feet	63,928	58,070	54,832	54,832
Percent leased (3)	92.8%	93.4%	92.4%	93.5%

(1)       Excludes properties sold or under contract for sale.

(2)       Based on properties owned continuously since January 1, 2006, and excludes properties under contract for sale.

(3)       Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended September 30, 2007, we signed new leases for 248,000 square feet and lease renewals for 1,235,000 square feet, at weighted average rental rates that were 9% above rents previously charged for the same space. Average lease terms for leases signed during this period were 7.7 years. Commitments for tenant improvement and leasing costs for leases signed during this period totaled $17.6 million, or $11.88 per square foot (approximately $1.54/sq. ft. per year of the lease term).

During the past twelve months, the leasing market conditions in some of our markets have stabilized. The quoted rental rates in some of the areas where our properties are located seem to have increased modestly. Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have also generally stabilized over the past twelve months. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. However, these modest improvements in rent rates and reduced tenant inducement costs have been offset by a modest decline in space requirements from tenants and increased construction of office properties in certain markets, as reflected in the decline in occupancy we have experienced during this period. We believe that modest increases in effective rents may improve the financial results at some of our currently owned properties. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 10.5% of our leased square feet and 12.0% of our rents are included in leases scheduled to expire through December 31, 2008. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time. Lease expirations by year, as of September 30, 2007, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring (2)	Expiring	Expiring
2007	1,662	2.8%	$25,201	2.9%	2.9%
2008	4,550	7.7%	78,009	9.1%	12.0%
2009	3,728	6.3%	66,747	7.8%	19.8%
2010	6,381	10.8%	99,767	11.6%	31.4%
2011	5,411	9.1%	95,947	11.2%	42.6%
2012	5,158	8.7%	101,639	11.8%	54.4%
2013	3,074	5.2%	52,329	6.1%	60.5%
2014	2,881	4.9%	48,844	5.7%	66.2%
2015	3,355	5.6%	59,633	6.9%	73.1%
2016	2,494	4.2%	42,512	5.0%	78.1%
2017 and thereafter	20,616	34.7%	188,005	21.9%	100.0%
	59,310	100.0%	$858,633	100.0%

Weighted average remaining lease term (in years):	8.9		6.5

(1)

Square feet is pursuant to signed leases as of September 30, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)	Rents are pursuant to signed leases as of September 30, 2007, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. As of September 30, 2007, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1.	U. S. Government	4,826	8.1%	12.6%	2007 to 2020
2.	GlaxoSmithKline plc	608	1.0%	1.7%	2013
3.	PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4.	Solectron Corporation	894	1.5%	1.1%	2014
5.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
6.	The Scripps Research Institute	164	0.3%	1.1%	2019
7.	Ballard Spahr Andrews & Ingersoll, LLP	235	0.4%	1.0%	2008, 2015
	Total	7,470	12.6%	20.0%

(1)

Square feet is pursuant to signed leases as of September 30, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)	Rent is pursuant to signed leases as of September 30, 2007, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment Activities

During the nine months ended September 30, 2007, we acquired 11 office properties, including one hotel which is adjacent to owned office properties that are scheduled for redevelopment, with 806,000 square feet for $108.2 million, and 14 industrial properties with 3,294,000 square feet for $125.5 million. At the time of acquisition, these properties were over 99% leased and projected to yield approximately 9.0% of the aggregate gross purchase price, based on estimated current annual net operating income, or NOI, which we define as GAAP based property rental income less property operating expenses.

Financing Activities

In June 2007, we repaid $200 million of our unsecured floating rate senior notes by drawing on our revolving credit facility. We recognized a loss of $711,000 from the write off of deferred financing fees in connection with this repayment. We subsequently issued $250 million of unsecured senior notes in a public offering in June, raising net proceeds of approximately $247.4 million. These notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017. In September 2007, we issued $250 million of unsecured senior notes in a public offering, raising net proceeds of approximately $245.8 million. These notes bear interest at 6.65%, require semi-annual interest payments and mature in January 2018. Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility. In September 2007, we prepaid at par, $15.9 million of 7.02% mortgage debt due in 2008, using cash on hand and borrowings under our revolving credit facility.

During the nine months ended September 30, 2007, we sold 2.3 million of our common shares for net proceeds of $28.2 million pursuant to a sales agreement with a securities broker dealer, which allows us to sell our common shares from time to time in a controlled equity offering program.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)

Rental income	$211,217	$202,542	$8,675	4.3%

Expenses:
Operating expenses	82,768	80,219	2,549	3.2%
Depreciation and amortization	46,116	41,064	5,052	12.3%
General and administrative	8,947	8,513	434	5.1%
Total expenses	137,831	129,796	8,035	6.2%

Operating income	73,386	72,746	640	0.9%

Interest income	415	573	(158)	(27.6%	)
Interest expense	(44,055)	(43,169)	(886)	(2.1%	)
Income from continuing operations	29,746	30,150	(404)	(1.3%	)
Income from discontinued operations	—	32	(32)	(100.0%	)
Gain on sale of properties	2,408	1,172	1,236	105.5%
Net income	32,154	31,354	800	2.6%
Preferred distributions	(15,402)	(9,234)	(6,168)	(66.8%	)
Net income available for common shareholders	$16,752	$22,120	$(5,368)	(24.3%	)

Weighted average common shares outstanding – basic	212,078	209,992	2,086	1.0%

Weighted average common shares outstanding – diluted	241,271	209,992	31,279	14.9%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.07	$0.10	$(0.03)	(30.0%	)
Income from discontinued operations – basic and diluted	$0.01	$0.01	$—	—
Net income available for common shareholders – basic and diluted	$0.08	$0.11	$(0.03)	(27.3%	)

Rental income. Rental income increased for the three months ended September 30, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our consolidated financial statements. Rental income for our Other Markets segment increased $7.1 million, or 7.4%, primarily because of the acquisition of 39 properties since June 2006. Rental income includes non-cash straight line rent adjustments totaling $6.2 million in 2007 and $7.8 million in 2006 and amortization of acquired real estate leases and obligations totaling ($2.3) million in 2007 and ($2.4) million in 2006. Rental income also includes lease termination fees totaling $569,000 in 2007 and $50,000 in 2006.

Total expenses. The increase in total expenses reflects increases in operating expenses and general and administrative expenses primarily related to our acquisition of properties since June 2006. The increase in depreciation and amortization expense reflects acquisitions made since June 2006 and building and tenant improvement costs incurred throughout our portfolio during the same period.

Gain on sale of properties. Net sales proceeds and gains from the sale of three land parcels in 2007 were $3.9 million and $2.4 million, respectively. Net sales proceeds and gains from the sale of four office properties in 2006 were $9.2 million and $1.2 million, respectively.

Net income and net income available for common shareholders. The decrease in net income available for common shareholders reflects the increase in depreciation and amortization primarily related to properties acquired since June 2006 and building and tenant improvement costs incurred throughout our portfolio during the same period. Net income available for common shareholders is net income reduced by preferred distributions. The increase in preferred distributions reflects the issuance of our series D preferred shares in October 2006, which are convertible into 29.2 million common shares. Proceeds from this issuance were used to reduce amounts outstanding on our revolving credit facility and general business purposes, including property acquisitions.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)

Rental income	$626,262	$590,058	$36,204	6.1%

Expenses:
Operating expenses	243,935	227,981	15,954	7.0%
Depreciation and amortization	135,413	119,109	16,304	13.7%
General and administrative	26,650	24,926	1,724	6.9%
Total expenses	405,998	372,016	33,982	9.1%

Operating income	220,264	218,042	2,222	1.0%

Interest income	1,442	2,118	(676)	(31.9%	)
Interest expense	(126,627)	(126,317)	(310)	(0.2%	)
Loss on early extinguishment of debt	(711)	(1,659)	948	57.1%
Equity in earnings of equity investments	—	3,136	(3,136)	(100.0%	)
Gain on sale of equity investments	—	116,287	(116,287)	(100.0%	)
Income from continuing operations	94,368	211,607	(117,239)	(55.4%	)
Loss from discontinued operations	—	(76)	76	100.0%
Gain on sale of properties	2,408	1,172	1,236	105.5%
Net income	96,776	212,703	(115,927)	(54.5%	)
Preferred distributions	(46,204)	(29,976)	(16,228)	(54.1%	)
Excess redemption price paid over carrying value of preferred shares	—	(6,914)	6,914	100.0%
Net income available for common shareholders	$50,572	$175,813	$(125,241)	(71.2%	)

Weighted average common shares outstanding – basic	211,475	209,941	1,534	0.7%

Weighted average common shares outstanding – diluted	240,668	209,941	30,727	14.6%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.23	$0.83	$(0.60)	(72.3%	)
Income from discontinued operations – basic and diluted	$0.01	$0.01	$—	—
Net income available for common shareholders – basic and diluted	$0.24	$0.84	$(0.60)	(71.4%	)

Rental income. Rental income increased for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our consolidated financial statements. Rental income for our Other Markets segment increased $29.7 million, or 10.8%, primarily because of the acquisition of 86 properties since December 2005. Rental income includes non-cash straight line rent adjustments totaling $14.8 million in 2007 and $17.9 million in 2006 and amortization of acquired real estate leases and obligations totaling ($7.7) million in 2007 and ($7.9) million in 2006. Rental income also includes lease termination fees totaling $925,000 in 2007 and $550,000 in 2006.

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

Gain on sale of properties. Net sales proceeds and gains from the sale of three land parcels in 2007 were $3.9 million and $2.4 million, respectively. Net sales proceeds and gains from the sale of four office properties in 2006 were $9.2 million and $1.2 million, respectively.

Net income and net income available for common shareholders. The decrease in net income and net income available for common shareholders is due primarily to the sale of Senior Housing and Hospitality Properties common shares in 2006. Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 9.875% series A preferred shares that we redeemed in March 2006. The increase in preferred distributions reflects the issuance of our series D preferred shares in October 2006, which are convertible into 29.2 million common shares. Proceeds from this issuance were used to reduce amounts outstanding on our revolving credit facility and general business purposes, including property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties. This flow of funds has been historically sufficient for us to pay our operating expenses, debt service and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future. Our future cash flows from operating activities will depend primarily upon the following factors:

•                  our ability to maintain or improve occupancies and effective rent rates at our properties;

•                  our ability to restrain operating cost increases at our properties; and

•                  our ability to purchase new properties which produce positive cash flows from operations.

As discussed above, we believe that present leasing market conditions in some areas where our properties are located may result in modest increases in effective rents. Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through operating cost increases to our tenants pursuant to lease terms. We generally do not purchase turn around properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $198.1 million, ($305.4) million and $115.2 million, respectively, for the nine months ended September 30, 2007, and $185.5 million, ($48.2) million and ($123.3) million, respectively, for the nine months ended September 30, 2006. Changes in all three categories between 2007 and 2006 are primarily related to property acquisitions, repayments and issuances of debt obligations, issuance and redemption of preferred shares, and our sale of all our Senior Housing and Hospitality Properties common shares in 2006.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. At September 30, 2007, there was $38 million outstanding and $712 million available on our revolving credit facility, and we had cash and cash equivalents of $25.6 million. We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2007, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2007	$3,016	$—	$—	$3,016	7.0%
2008	10,687	—	—	10,687	6.8%
2009	7,951	—	—	7,951	6.9%
2010	8,381	38,000	50,000	96,381	7.5%
2011	229,988	200,000	—	429,988	6.4%
2012	31,201	—	200,000	231,201	7.0%
2013	7,941	—	200,000	207,941	6.5%
2014	15,788	—	250,000	265,788	5.7%
2015	4,029	—	450,000	454,029	6.0%
2016	13,387	—	400,000	413,387	6.3%
2017 and thereafter	65,066	—	500,000	565,066	6.6%
	$397,435	$238,000	$2,050,000	$2,685,435	6.4%

(1)  Total debt as of September 30, 2007, net of unamortized premiums and discounts, equals $2,674,859.

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

During the nine months ended September 30, 2007, we purchased 11 office properties, including one hotel which is adjacent to owned office properties that are scheduled for redevelopment, for $108.2 million, plus closing costs, 14 industrial properties for $125.5 million, plus closing costs, and funded improvements to our owned properties totaling $74.8 million. We funded all our 2007 acquisitions and improvements to our owned properties with cash on hand, by borrowing under our revolving credit facility and assuming $4.5 million of mortgage debt.

In October 2007, we purchased six properties for $73.8 million, excluding closing costs, using cash on hand and borrowings under our revolving credit facility. As of November 7, 2007, we have an executed purchase agreement for two additional properties with an aggregate of approximately 262,000 square feet of space for a total purchase price of $23.2 million, excluding closing costs. This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase these properties.

During the three and nine months ended September 30, 2007 and 2006, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Tenant improvements	$9,651	$13,032	$38,295	$42,841
Leasing costs	6,876	5,339	18,296	20,081
Building improvements (1)	3,048	5,573	7,729	13,446
Development and redevelopment activities (2)	5,568	8,156	28,753	19,659

(1)               Building improvements generally include recurring expenditures that we believe are necessary to maintain the value of our properties.

(2)               Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2007, are as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Square feet leased during the period	248	1,235	1,483
Total commitments for tenant improvements and leasing costs	$3,420	$14,204	$17,624
Leasing costs per square foot (whole dollars)	$13.79	$11.50	$11.88
Average lease term (years)	5.0	8.3	7.7
Leasing costs per square foot per year (whole dollars)	$2.76	$1.39	$1.54

In June 2007, we repaid $200 million of our unsecured floating rate senior notes by drawing on our revolving credit facility. We recognized a loss of $711,000 from the write off of deferred financing fees in connection with this repayment. We subsequently issued $250 million of unsecured senior notes in a public offering in June, raising net proceeds of approximately $247.4 million. These notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017. In September 2007, we issued $250 million of unsecured senior notes in a public offering, raising net proceeds of approximately $245.8 million. These notes bear interest at 6.65%, require semi-annual interest payments and mature in January 2018. Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility. In September 2007, we prepaid at par, $15.9 million of 7.02% mortgage debt due in 2008, using cash on hand and borrowings under our revolving credit facility.

In October 2007, we issued 12.8 million common shares in a public offering, raising net proceeds of approximately $123 million. We subsequently announced the partial redemption of 5 million of our 12 million outstanding 8 ¾% series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid dividends. This redemption is expected to occur on or about November 26, 2007. Also in October 2007, we sold an additional 177,000 of our common shares for net proceeds of $1.7 million pursuant to a sales agreement with a securities broker dealer, which allows us to sell our common shares from time to time in a controlled equity offering program. Net proceeds were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including property acquisitions.

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of September 30, 2007.

Debt Covenants

Our principal debt obligations at September 30, 2007 were our unsecured revolving credit facility and our $2.25 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. At September 30, 2007, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $397.4 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at September 30, 2007.

None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration or that require us to provide collateral security which could be triggered by our debt ratings. However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility.

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

Our unsecured revolving credit facility and $200 million of our senior notes bear interest at floating rates and mature in August 2010 and March 2011, respectively. As of September 30, 2007, we had $38 million outstanding and $712 million available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. Repayments under our floating rate senior notes may be made on periodic interest payment dates. We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus premiums. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE, AND

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

FOR EXAMPLE:

•                  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

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

Part II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2007, we granted an aggregate 52,800 common shares pursuant to our Incentive Share Award Plan to our officers and certain employees of our manager, Reit Management & Research LLC, valued at $9.90 per common share, the closing price of our common shares on the NYSE on September 18, 2007. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (filed herewith)

3.2	Articles Supplementary to Declaration of Trust dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007)

4.1

Supplemental Indenture No. 18 related to the 6.65% Senior Notes due 2018, dated as of September 18, 2007, between HRPT Properties Trust and U.S. Bank National Association, as Trustee, including the form of 6.65% Senior Note due 2018. (filed herewith)

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
Dated: November 7, 2007

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2007