Form 10-K
period 2007-12-31
HRPT PROPERTIES TRUST
filed 2008-02-29
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________.

Commission file number 1-9317

HRPT PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-332-3990

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
8 3/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common shares of the registrant held by non-affiliates was $2.2 billion based on the $10.40 closing price per common share for such stock on the New York Stock Exchange on June 29, 2007.  For purposes of this calculation, an aggregate of 973,281 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 1,000,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 26, 2008:  225,444,497.

References in this Annual Report on Form 10-K to the “Company”, “HRP”, “we”, “us” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, AND

•                  OUR ABILITY TO RAISE EQUITY OR TERM DEBT.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION,

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION,

•                  IF THE AVAILABILITY OF DEBT CAPITAL MARKET REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

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

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES,

•                  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS”.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

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

HRPT PROPERTIES TRUST

2007 FORM 10-K ANNUAL REPORT

*Incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

As of December 31, 2007, we owned 535 properties for a total investment of $6.2 billion at cost, and a depreciated book value of $5.3 billion.  Our portfolio includes 366 office properties with 35.3 million square feet of space and 169 industrial and other properties with 29.1 million square feet of space.  Our 169 industrial and other properties include approximately 17 million square feet of leased industrial and commercial lands in Oahu, Hawaii.

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

Financing Policies.  We currently have a revolving credit facility with a borrowing capacity of $750 million (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt.  This credit facility matures in August 2010, and we have an option to extend the facility an additional year for a fee.  The annual interest payable for amounts drawn under the facility is LIBOR plus 0.55%.  At December 31, 2007, $140 million was outstanding under our revolving credit facility.

Our credit facility agreement and our senior note indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth.  Our board of trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods.  Some of our properties are encumbered by mortgages.  To the extent that our board of trustees decides to obtain additional debt financing: we may do so on an unsecured basis or a secured basis, subject to limitations present in existing financing or other arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities.  We may finance acquisitions by an exchange of properties by borrowing under our credit facility or by the issuance of additional equity or debt securities.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

The borrowing guidelines established by our board of trustees and covenants in various debt agreements prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%.  Our declaration of trust also limits our borrowings.  We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly.

Manager.  Our day to day operations are conducted by Reit Management & Research LLC, or RMR.  RMR originates and presents investment opportunities to our board of trustees and provides property management and administrative services to us.  RMR is a Delaware limited liability company that is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 332-3990.  RMR also acts as the manager to Hospitality Properties Trust, or Hospitality Properties, and Senior Housing Properties Trust, or Senior Housing, and has other business interests.  The directors of RMR are David J. Hegarty, Gerard M. Martin, formerly one of our managing trustees, Adam D. Portnoy and Barry M. Portnoy.  The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David J. Hegarty, Executive Vice President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Jennifer B. Clark, Senior Vice President and General Counsel; Richard A. Doyle, Jr., Senior Vice President; John R. Hoadley, Senior Vice President; Mark L. Kleifges, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Thomas M. O’Brien, Senior Vice President; John C. Popeo, Senior Vice President, Treasurer and Chief Financial Officer; and Andrew J. Rebholz, Senior Vice President.  Messrs. Mannix, Popeo and Lepore and Ms. Clark are also our officers.  Other officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.  We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of February 26, 2008, RMR had approximately 500 full time employees.

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

Environmental Matters.  Under various laws, owners of real estate may be required to investigate and clean up or remove hazardous substances present at properties they own, and may be held liable for property damage or personal injuries that result from such hazardous substances.  These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with such hazardous substances.  We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys of the properties we own prior to their purchase and we considered those costs when determining an acceptable purchase price.  Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheet and included in the cost of the real estate acquired.  Some of our industrial lands in Oahu, HI have been historically used for environmentally dangerous purposes; and we may have to engage in environmental clean up at these properties in the future, especially if we change the use of these properties.  Certain of our buildings contain asbestos.  We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it.  If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed.  We do not believe that there are other environmental conditions at any of our properties that have had or will have a material adverse effect on us.  However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website.  Our internet website address is www.hrpreit.com.  Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA  02458 or at our website.  We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC.  Any shareholder or other interested party who desires to communicate with our independent trustees, individually or as a group, may do so by filling out a report on our website.  Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code of 1986, as amended, or IRC, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1987.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the IRC as a REIT.

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

The conversion formula of our series D cumulative convertible preferred shares may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a shareholder receives upon conversion.  Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions.  In general, a shareholder that holds our series D cumulative convertible preferred shares would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a shareholder’s adjusted tax basis in series D cumulative convertible preferred shares would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that were nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of the series D cumulative convertible preferred shares could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions.  A shareholder may also receive a constructive distribution if a conversion of its series D cumulative convertible preferred shares is accompanied by a change in the conversion formula.

If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be “essentially equivalent to a dividend” as defined by the IRC. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (2) results in a “complete termination” of the surrendering shareholder’s common and preferred share interest in us, or (3) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder.  In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the repurchased preferred shares will be transferred to the shareholder’s remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2007 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

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

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	that would be taxable, but for Sections 856 through 859 of the IRC, as a C corporation;

(4)	that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)	that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)	that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

We have invested and may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries.  Among other requirements, a taxable REIT subsidiary must:

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

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, mortgages on real property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.  But for financial instruments entered into during our 2005 or later taxable years, the 95% gross income test has been modified as follows:  except as may be provided in Treasury regulations, gross income for these purposes no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the IRC, but only to the extent that (A) the transaction hedges indebtedness we incur to acquire or carry real estate assets, and (B) the hedging transaction was “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

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

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•                  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

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

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

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

The IRC also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Investment in Senior Housing. For several years, we owned a significant minority, in excess of 10%, of Senior Housing shares, and we believe that Senior Housing during these years qualified as a REIT under the IRC.  We sold all our Senior Housing shares in 2006, and no longer own any material stake in that company.  For any of our taxable years in which Senior Housing qualified as a REIT, our investment in Senior Housing counted favorably toward the REIT asset tests and our gains and dividends from Senior Housing shares counted as qualifying income under both REIT gross income tests.  However, because we did not and could not control Senior Housing’s compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective January 1, 2001, and we reaffirmed this protective election every January 1 since then through January 1, 2006.  Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing was not a REIT, it would instead be considered one of our taxable REIT subsidiaries.  As one of our taxable REIT subsidiaries, we believe that Senior Housing’s failure to qualify as a REIT would not have jeopardized our own qualification as a REIT even though we owned more than 10% of it.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(A)          the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(B)           the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

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

Acquisition of Publicly Traded Partnership

In 2004, we acquired all of the limited partnership interests and the general partnership interest of a publicly traded partnership as well as certain of the partnership’s affiliated entities.  Prior to our acquisition of the publicly traded partnership and its affiliates, the acquired entities directly or indirectly owned substantially all of the outstanding equity interests in various noncorporate subsidiaries and four C corporations.  However, before our acquisition of these entities, all four C corporation subsidiaries were converted into disregarded entities under Treasury regulations issued under Section 7701 of the IRC, and thus considered liquidated for federal income tax purposes.  Upon our acquisition, the publicly traded partnership itself and its affiliates and subsidiaries became disregarded entities of ours under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the 2004 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

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

Taxation of U.S. Shareholders

The maximum individual federal income tax rate for long-term capital gains is generally 15% (for taxable years that begin on or before December 31, 2010) and for most corporate dividends is generally also 15% (for taxable years that begin on or before December 31, 2010).  However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  However, the 15% federal income tax rate for long-term capital gains and dividends generally applies to:

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

As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares or on our series D cumulative convertible preferred shares) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

Effective for federal tax returns with due dates after October 22, 2004, the IRC imposes a penalty for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States.  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares have been and will remain “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the provision above or that received dividends for taxable years before 2005 will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts.  We will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on sale of these shares (including a conversion of our series D cumulative convertible preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the preferred shares of others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder’s percentage interest in a class of our preferred shares may increase even if it acquires no additional preferred shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.  In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions.  The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it.  A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan.  If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed.  Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

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

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot retain sufficient income from operations to repay debts, to invest in our properties or to fund our acquisitions. Accordingly, our business and growth strategy depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities, to maintain our properties and to invest at yields which exceed our cost of capital. However, at present, there seems to be a significant contraction in financial liquidity globally.  In these circumstances, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our business and growth strategy is not assured and may fail.

We are currently dependent upon economic conditions in our six core markets: Metro Philadelphia, Pennsylvania; Metro Washington, DC; Oahu, Hawaii; Metro Boston, Massachusetts; Southern California; and Metro Austin, Texas.

Approximately 51% of our revenues in fiscal year 2007 were derived from properties located in our six core markets: Metro Philadelphia, PA; Metro Washington, DC; Oahu, HI; Metro Boston, MA; Southern California; and Metro Austin, TX. A downturn in economic conditions in these markets could result in reduced demand from tenants for our properties. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

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

In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located and more attractive to tenants.  Many competing properties may have lower occupancy than our properties, which may result in their owners being willing to lease available space at lower prices than we offer space for rent at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

Increasing interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

On December 31, 2007, we had approximately $340 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates may raise our cost to refinance existing debt when it matures. In addition, an increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby limiting our ability to sell property to raise capital or realize gains.  We pay regular dividends to our common and preferred shareholders; when interest rates available to investors rise, the trading market price of dividend paying securities often decline.  If interest rates rise, the value of your ownership of our securities may decline.

Changes in the healthcare industry may cause us to experience losses.

Approximately 20% of our total rents pursuant to signed leases as of December 31, 2007 come from tenants in healthcare related businesses.  The healthcare industry is highly regulated and certain aspects of the healthcare industry are currently undergoing rapid regulatory, scientific and technological changes.  Because of such regulations and systemic changes, some of our healthcare related tenants may experience losses which reduce their space needs or make it difficult for them to pay our rents.

Changes in the government’s requirements for leased space may adversely affect us.

Approximately 14% of our total rents pursuant to signed leases as of December 31, 2007 come from government tenants.  Many of our leases with government agencies allow the tenants to vacate the leased premises before the stated term expires with little or no liability.  Historically, our government tenants have only rarely exercised lease termination rights and have regularly renewed leases.  Nonetheless, for fiscal policy reasons, security concerns or otherwise some or all of our government tenants may decide to vacate our properties.  If a significant number of such terminations occur, our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

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

The loss of our tax status as a REIT or tax authority challenges could have significant adverse consequences to us and reduce the market price of our securities.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the IRC, for which there are available only limited judicial or administrative interpretations. We believe we have operated, and are operating, as a REIT in compliance with the IRC. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our credit facility, our ability to raise capital would be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

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

We have no employees. Personnel and other services which we require are provided to us under contract by our manager, RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy.  Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director of RMR. In addition, John A. Mannix, our President and Chief Operating Officer, John C. Popeo, our Treasurer, Chief Financial Officer and Secretary, and David M. Lepore and Jennifer B. Clark, our Senior Vice Presidents, are executive officers of RMR. We pay RMR fees based in part upon the historical cost of our investments and the amount of revenues collected from tenants plus incentive fees based upon increases in our funds from operations, as defined. Any incentive fees are payable through our issuance of restricted common shares. Our total fees paid to RMR in 2007 were $60.4 million. Although we do not believe it has done so, our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage  sales by us. RMR also acts as the manager for two other publicly owned REITs: Hospitality Properties, which owns hotels and travel centers; and, Senior Housing, which primarily owns healthcare properties. RMR also provides management services to other public and private companies. These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. A termination of our contract with RMR is a default under our revolving credit facility unless approved by a majority of our lenders. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. We believe our contractual arrangements with our managing trustees and RMR are commercially reasonable.  All of our contractual arrangements with RMR have been approved by our independent trustees.

We have substantial debt.

At December 31, 2007, we had $2.8 billion in debt outstanding, which was approximately 49% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2007, our subsidiaries had $394.4 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General. At December 31, 2007, we had real estate investments totaling approximately $6.2 billion in 535 properties that were leased to over 2,000 tenants. Our properties are located in both central business district, or CBD, and suburban areas. We have concentrations of properties in six major geographic segments: Metro Philadelphia, PA; Oahu, HI; Metro Washington, DC; Metro Boston, MA; Southern California; and Metro Austin, TX. For further information by geographic segment, see footnote 10 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

The states in which we owned real estate at December 31, 2007, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount (1)	Net Book Value (1)	Rent (2)
Alabama	2	$34,898	$34,345	$3,985
Arizona	10	124,919	104,491	19,657
Arkansas	1	11,889	11,699	844
California	46	434,439	354,068	62,587
Colorado	10	135,355	116,389	21,882
Connecticut	19	153,653	144,008	19,172
Delaware	2	69,850	55,756	5,705
District of Columbia	5	249,355	193,540	36,769
Florida	4	11,913	9,054	1,459
Georgia	48	301,525	281,720	43,661
Hawaii	57	644,631	641,494	65,971
Illinois	7	141,685	135,866	20,146
Indiana	4	91,050	86,202	14,734
Iowa	1	7,741	7,606	804
Kansas	2	14,504	12,567	3,011
Kentucky	1	11,959	10,875	1,717
Maryland	14	382,231	325,909	55,169
Massachusetts	38	396,972	337,212	63,580
Michigan	18	65,973	60,359	13,554
Minnesota	15	144,491	116,186	16,301
Missouri	6	60,279	55,470	9,896
New Hampshire	1	22,170	17,866	2,501
New Jersey	4	37,927	26,980	5,257
New Mexico	16	114,920	99,302	20,582
New York	53	415,806	367,046	63,055
North Carolina	1	9,440	9,310	844
Ohio	20	80,614	73,651	9,683
Oklahoma	5	46,637	36,900	4,410
Pennsylvania	38	1,053,295	867,997	158,268
Rhode Island	1	8,010	5,975	1,108
South Carolina	15	92,579	90,071	12,240
Tennessee	4	74,641	66,969	9,656
Texas	32	467,922	381,567	57,054
Virginia	11	122,929	103,085	19,150
Washington	21	85,463	75,689	12,547
West Virginia	1	5,313	4,178	701
Wisconsin	1	18,364	18,068	1,800
Wyoming	1	10,952	8,608	1,415
Total real estate	535	$6,156,294	$5,348,078	$860,875

(1)	Excludes purchase price allocations for acquired real estate leases.
(2)	Rent is pursuant to signed leases as of December 31, 2007, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

At December 31, 2007, 45 properties with an aggregate cost of $853.2 million were encumbered by mortgage notes payable totaling $394.4 million.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transactions reports:

	High	Low
2006

First Quarter	$12.09	$10.30
Second Quarter	11.80	10.50
Third Quarter	12.22	10.80
Fourth Quarter	12.81	11.34

2007

First Quarter	$13.67	$12.04
Second Quarter	12.72	10.13
Third Quarter	10.90	9.06
Fourth Quarter	10.49	7.40

The closing price of our common shares on the NYSE on February 26, 2008, was $7.19 per share.

As of February 26, 2008, there were 2,849 shareholders of record, and we estimate that as of such date there were in excess of 92,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions
	Per Common Share
	2006	2007

First Quarter	$0.21	$0.21
Second Quarter	0.21	0.21
Third Quarter	0.21	0.21
Fourth Quarter	0.21	0.21
Total	$0.84	$0.84

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

Issuances of unregistered shares during the fourth quarter were as follows: on December 11, 2007, pursuant to our incentive share award plan, certain employees of our manager, RMR, received grants totaling 14,400 common shares of beneficial interest, par value $0.01 per share, valued at $7.94 per share, the closing price of our common shares on the NYSE on that day. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

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

	Year Ended December 31,
Income Statement Data (1)	2007	2006	2005	2004	2003
Total revenues	$840,010	$795,479	$708,501	$599,299	$497,846
Income from continuing operations	121,811	247,504	156,461	160,717	115,650
Net income (2)	124,255	250,580	164,984	162,829	114,446
Net income available for common shareholders (3)	59,453	198,974	118,984	116,829	68,446
Common distributions declared	136,239	176,410	172,065	147,156	118,348

Weighted average common shares outstanding – basic	214,361	209,965	197,831	176,157	136,270
Weighted average common shares outstanding – diluted	243,554	216,524	197,831	176,157	136,270

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.27	$0.93	$0.56	$0.65	$0.51
Net income available for common shareholders – basic (3)	0.28	0.95	0.60	0.66	0.50
Net income available for common shareholders – diluted (3)	0.28	0.94	0.60	0.66	0.50

Common distributions declared	0.63	0.84	0.84	0.83	0.80

	December 31,
Balance Sheet Data (1)	2007	2006	2005	2004	2003
Real estate properties (4)	$6,156,294	$5,762,273	$5,224,574	$4,659,098	$3,874,321
Equity investments	—	—	194,297	207,804	260,208
Total assets	5,859,332	5,575,949	5,327,167	4,813,330	4,013,244
Total indebtedness, net	2,774,160	2,397,231	2,520,156	2,355,031	1,876,821
Total shareholders’ equity	2,902,883	2,950,768	2,645,486	2,307,194	2,011,651

(1)	Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.
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

Property Operations

As of December 31, 2007, 92.9% of our total square feet was leased, compared to 93.1% leased as of December 31, 2006. These results reflect a 0.4 percentage point decrease in occupancy at properties we owned continuously since January 1, 2006. Occupancy data for 2007 and 2006 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2007	2006	2007	2006
Total properties	535	503	436	436
Total square feet	64,456	59,841	54,808	54,808
Percent leased (3)	92.9%	93.1%	92.6%	93.0%

(1)	Excludes properties sold or under contract for sale.
(2)	Based on properties owned continuously since January 1, 2006, and excludes properties under contract for sale.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the year ended December 31, 2007, we signed new leases for 1.9 million square feet and lease renewals for 3.8 million square feet, at weighted average rental rates that were 4% above rents previously charged for the same space. Average lease terms for leases signed during 2007 were 7.2 years. Commitments for tenant improvement and leasing costs for leases signed during 2007 totaled $82.5 million, or $14.46 per square foot (approximately $2.01/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in some of our markets have begun to show signs of weakness. The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and construction of new office properties in certain markets has increased, causing our occupancy to decline. Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally remained unchanged over the past twelve months. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. We believe that modest decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 15.1% of our leased square feet and 17.8% of our rents are included in leases scheduled to expire through December 31, 2009. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time. Lease expirations by year, as of December 31, 2007, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring (2)	Expiring	Expiring
2008	5,246	8.8%	$86,226	10.0%	10.0%
2009	3,744	6.3%	66,996	7.8%	17.8%
2010	6,473	10.8%	100,219	11.6%	29.4%
2011	5,578	9.3%	97,368	11.3%	40.7%
2012	5,232	8.7%	103,079	12.0%	52.7%
2013	3,578	6.0%	59,007	6.9%	59.6%
2014	2,901	4.8%	49,562	5.8%	65.4%
2015	3,366	5.6%	59,182	6.9%	72.3%
2016	2,975	5.0%	47,923	5.5%	77.8%
2017	1,738	2.9%	35,451	4.1%	81.9%
2018 and thereafter	19,066	31.8%	155,862	18.1%	100.0%
	59,897	100.0%	$860,875	100.0%

Weighted average remaining lease term (in years):	8.8		6.4

(1)

Square feet is pursuant to signed leases as of December 31, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)	Rents are pursuant to signed leases as of December 31, 2007, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. As of December 31, 2007, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1.	U. S. Government	4,776	8.0%	12.5%	2008 to 2020
2.	GlaxoSmithKline plc	608	1.0%	1.7%	2013
3.	PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4.	Flextronics International Ltd.	894	1.5%	1.1%	2014
5.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
6.	The Scripps Research Institute	164	0.3%	1.0%	2019
	Total	7,185	12.1%	18.8%

(1)

Square feet is pursuant to signed leases as of December 31, 2007, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)	Rent is pursuant to signed leases as of December 31, 2007, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment Activities

During 2007, we acquired 31 properties with 4.7 million square feet for gross purchase prices totaling $307.4 million, including 11 office properties with 806,000 square feet for $108.2 million, which includes one hotel property that is adjacent to owned office properties that are scheduled for redevelopment, and 20 industrial and other properties with 3.8 million square feet for $199.2 million. At the time of acquisition, these properties were over 99% leased and projected to yield approximately 9% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses on the date of closing.

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

In October 2007, we issued 12.8 million common shares in a public offering, raising net proceeds of $123.2 million. We subsequently redeemed 5 million of our 12 million outstanding 8 ¾% series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid dividends in November 2007. Also in 2007, we sold 2.5 million of our common shares for net proceeds of $29.9 million pursuant to a sales agreement with a securities broker dealer, which allows us to sell our common shares from time to time in a controlled equity offering program. Net proceeds were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including property acquisitions.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)
Rental income	$840,010	$795,479	$44,531	5.6%

Expenses:
Operating expenses	329,105	310,645	18,460	5.9%
Depreciation and amortization	182,995	159,803	23,192	14.5%
General and administrative	35,717	32,133	3,584	11.1%
Total expenses	547,817	502,581	45,236	9.0%

Operating income	292,193	292,898	(705)	(0.2)%

Interest income	2,295	2,736	(441)	(16.1)%
Interest expense	(171,571)	(165,894)	(5,677)	(3.4)%
Loss on early extinguishment of debt	(711)	(1,659)	948	57.1%
Equity in earnings of equity investments	—	3,136	(3,136)	(100.0)%
Gain on sale of equity investments	—	116,287	(116,287)	(100.0)%
Income from continuing operations before income tax expense	122,206	247,504	(125,298)	(50.6)%
Income tax expense	(395)	—	(395)	(100.0)%
Income from continuing operations	121,811	247,504	(125,693)	(50.8)%
Income from discontinued operations	223	159	64	40.3%
Gain on sale of properties	2,221	2,917	(696)	(23.9)%
Net income	124,255	250,580	(126,325)	(50.4)%
Preferred distributions	(60,572)	(44,692)	(15,880)	(35.5)%
Excess redemption price paid over carrying value of preferred shares	(4,230)	(6,914)	2,684	38.8%
Net income available for common shareholders	$59,453	$198,974	$(139,521)	(70.1)%

Weighted average common shares outstanding — basic	214,361	209,965	4,396	2.1%

Weighted average common shares outstanding — diluted	243,554	216,524	27,030	12.5%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.27	$0.93	$(0.66)	(71.0)%
Income from discontinued operations – basic and diluted	$0.01	$0.01	$—	—%
Net income available for common shareholders – basic	$0.28	$0.95	$(0.67)	(70.5)%
Net income available for common shareholders – diluted	$0.28	$0.94	$(0.66)	(70.2)%

Rental income. Rental income increased for the year ended December 31, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Oahu, HI, Metro Boston, MA and our Other Markets segments, as described in the segment information footnote to our consolidated financial statements. Rental income for our Oahu, HI market increased $3.6 million, or 6%, primarily due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007 and 2006. Rental income from our Metro Boston, MA market increased $3.8 million, or 6%, primarily due to the acquisition of three properties in 2007. Rental income for our Other Markets segment increased $38.4 million, or 10%, primarily because of the acquisition of 92 properties since December 2005. Rental income includes non-cash straight line rent adjustments totaling $23.3 million in 2007 and $25.6 million in 2006 and amortization of acquired real estate leases and obligations totaling ($9.9) million in 2007 and ($10.4) million in 2006. Rental income also includes lease termination fees totaling $1.2 million in 2007 and $608,000 in 2006.

Total expenses. The increase in total expenses reflects our acquisition of properties since December 2005. In addition, the increase in depreciation and amortization expense reflects building and tenant improvement costs incurred throughout our portfolio since December 2005. The increase in general and administrative expenses also reflects the reimbursement of professional fees and other costs during 2006.

Interest expense. The increase in interest expense in 2007 reflects an increase in average total debt outstanding which was used primarily to finance acquisitions in 2007 and 2006.

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

Gain on sale of equity investments. In March 2006 we sold all of the common shares we owned in Senior Housing and Hospitality Properties for aggregate net proceeds of $308.3 million and gains of $116.3 million.

Income from continuing operations. The decrease in income from continuing operations is due primarily to the gain we recognized in 2006 on the sale of the common shares we owned in Senior Housing and Hospitality Properties.

Income from discontinued operations. The 2007 and 2006 income from discontinued operations includes operating results from one office property sold in 2007 and five office properties sold in 2006.

Gain on sale of properties. Net sales proceeds and gains from the sale of one office property and three land parcels in 2007 were $4.4 million and $2.2 million, respectively. Net sales proceeds and gains from the sale of five office properties in 2006 were $10.6 million and $2.9 million, respectively.

Net income and net income available for common shareholders. The decrease in net income and net income available for common shareholders is due primarily to the sale of Senior Housing and Hospitality Properties common shares in 2006. Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 8.75% series B preferred shares that we redeemed in November 2007 and our 9.875% series A preferred shares that we redeemed in March 2006. The increase in preferred distributions reflects the issuance of our series D preferred shares in October 2006, which are convertible into 29.2 million common shares.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in thousands, except per share data)
Rental income	$795,479	$708,501	$86,978	12.3%

Expenses:
Operating expenses	310,645	269,501	41,144	15.3%
Depreciation and amortization	159,803	135,867	23,936	17.6%
General and administrative	32,133	30,446	1,687	5.5%
Total expenses	502,581	435,814	66,767	15.3%

Operating income	292,898	272,687	20,211	7.4%

Interest income	2,736	1,490	1,246	83.6%
Interest expense	(165,894)	(143,663)	(22,231)	(15.5)%
Loss on early extinguishment of debt	(1,659)	(168)	(1,491)	(887.5)%
Equity in earnings of equity investments	3,136	14,352	(11,216)	(78.1)%
Gain on sale of equity investments	116,287	5,522	110,765	2005.9%
Gain on issuance of shares by equity investees	—	6,241	(6,241)	(100.0)%
Income from continuing operations	247,504	156,461	91,043	58.2%
Income from discontinued operations	159	931	(772)	(82.9)%
Gain on sale of properties	2,917	7,592	(4,675)	(61.6)%
Net income	250,580	164,984	85,596	51.9%
Preferred distributions	(44,692)	(46,000)	1,308	2.8%
Excess redemption price paid over carrying value of preferred shares	(6,914)	—	(6,914)	(100.0)%
Net income available for common shareholders	$198,974	$118,984	$79,990	67.2%

Weighted average common shares outstanding — basic	209,965	197,831	12,134	6.1%

Weighted average common shares outstanding — diluted	216,524	197,831	18,693	9.4%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.93	$0.56	$0.37	66.1%
Income from discontinued operations – basic and diluted	$0.01	$0.04	$(0.03)	(75.0)%
Net income available for common shareholders – basic	$0.95	$0.60	$0.35	58.3%
Net income available for common shareholders – diluted	$0.94	$0.60	$0.34	56.7%

Rental income.  Rental income increased for the year ended December 31, 2006, compared to the same period in 2005, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, offset by the decrease in rental income from our Metro Philadelphia, PA market, as described in our segment information footnote to our consolidated financial statements.  Rental income for our Oahu, HI segment increased $9.7 million, or 19%, primarily because of the acquisition of 44 properties in June 2005, and increases in weighted average rental rates for new leases and lease renewals signed during 2005 and 2006.  Rental income for our Other Markets segment increased $73.4 million, or 24%, primarily because of the acquisition of 93 properties during 2005 and 2006.  Rental income for our Metro Philadelphia, PA segment decreased $6.3 million, or 5%, primarily because of non-recurring rent recovery income received during 2005 and a decline in occupancy during 2006.  Rental income includes non-cash straight line rent adjustments totaling $25.6 million in 2006 and $30.1 million in 2005 and amortization of acquired real estate leases and obligations totaling ($10.4) million in 2006 and ($7.4) million in 2005.  Rental income also includes lease termination fees totaling $608,000 in 2006 and $3.9 million in 2005.

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

Income from discontinued operations.  The 2006 and 2005 income from discontinued operations includes operating results from one office property sold in 2007, five office properties sold in 2006 and three industrial properties sold in 2005.

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

We believe that present leasing market conditions in some areas where our properties are located may result in modest decreases in effective rents.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass through of operating cost increases to our tenants pursuant to lease terms.  We generally do not purchase turn around properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $271.6 million, ($419.1) million and $150.7 million, respectively, for the year ended December 31, 2007, and $272.6 million, ($193.0) million and ($81.6) million, respectively, for the year ended December 31, 2006.  Changes in all three categories between 2007 and 2006 are primarily related to property acquisitions and sales in 2007 and 2006, repayments and issuances of debt obligations, issuance and redemption of preferred shares in 2007 and 2006, and our sale of all our Senior Housing and Hospitality Properties common shares in 2006.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At December 31, 2007, there was $140 million outstanding and $610 million available under our revolving credit facility, and we had cash and cash equivalents of $19.9 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2007, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2008	$10,686	$—	$—	$10,686	6.8%
2009	7,949	—	—	7,949	6.9%
2010	8,379	140,000	50,000	198,379	6.7%
2011	229,987	200,000	—	429,987	6.4%
2012	31,198	—	200,000	231,198	7.0%
2013	7,939	—	200,000	207,939	6.5%
2014	15,786	—	250,000	265,786	5.7%
2015	4,027	—	450,000	454,027	6.0%
2016	13,384	—	400,000	413,384	6.3%
2017	3,983	—	250,000	253,983	6.3%
2018 and thereafter	61,123	—	250,000	311,123	6.8%
	$394,441	$340,000	$2,050,000	$2,784,441	6.4%

(1)	Total debt as of December 31, 2007, net of unamortized premiums and discounts, equals $2,774,160.

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

During 2007, we purchased 11 office properties, including one hotel which is adjacent to owned office properties that are scheduled for redevelopment, for $108.2 million, plus closing costs, 20 industrial and other properties for $199.2 million, plus closing costs, and funded improvements to our owned properties totaling $108.3 million.  We funded all our 2007 acquisitions and improvements to our owned properties with cash on hand, by borrowing under our revolving credit facility and assuming $4.5 million of mortgage debt.  We also sold three land parcels and one office property for net proceeds of $4.4 million.

As of December 31, 2007, we had an outstanding agreement to purchase a three building office complex containing 877,000 square feet of space for $123.7 million, plus closing costs.  This property was acquired in February 2008 with cash on hand and borrowings on our revolving credit facility.  As of February 26, 2008, we have an executed purchase agreement for an additional property with 26,000 square feet of space for a purchase price of $2.0 million.  The acquisition of this property is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if we will purchase this property.

During the year ended December 31, 2007 and 2006, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006
Tenant improvements	$59,009	$64,671
Leasing costs	21,452	25,514
Building improvements (1)	13,622	27,170
Development and redevelopment activities (2)	35,710	24,165

(1)	Building improvements generally include recurring expenditures that are necessary to maintain the value of our properties.
(2)	Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our properties

Commitments made for expenditures in connection with leasing space during the year ended December 31, 2007, are as follows (amounts in thousands, except as noted):

	Total	Renewals	New Leases
Square feet leased during the year	5,706	3,829	1,877
Total commitments for tenant improvements and leasing costs	$82,528	$35,293	$47,235
Leasing costs per square foot (whole dollars)	$14.46	$9.22	$25.17
Average lease term (years)	7.2	7.0	7.6
Leasing costs per square foot per year (whole dollars)	$2.01	$1.32	$3.31

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

In October 2007, we issued 12.8 million common shares in a public offering, raising net proceeds of $123.2 million.  We subsequently redeemed 5 million of our 12 million outstanding 8 ¾% series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid dividends in November 2007.  Also in 2007, we sold 2.5 million of our common shares for net proceeds of $29.9 million pursuant to a sales agreement with a securities broker dealer which allows us to sell our common shares from time to time in a controlled equity offering program.  Net proceeds from our equity offerings were used to reduce amounts outstanding on our revolving credit facility and for general business purposes, including property acquisitions.

As of December 31, 2007 (except as noted below), our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations	$2,784,441	$10,686	$206,328	$661,185	$1,906,242
Tenant related obligations (1)	72,666	68,488	4,178	—	—
Purchase obligations (2)	125,700	125,700	—	—	—
Projected interest expense (3)	1,172,452	176,188	346,049	263,469	386,746
Total	$4,155,259	$381,062	$556,555	$924,654	$2,292,988

(1)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2007.
(2)

Represents the purchase price to acquire a three building office complex for $123.7 million, which was the subject of an executed purchase agreement on December 31, 2007, plus the purchase price to acquire a property for $2.0 million pursuant to an agreement we entered in January 2008.

(3)

Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

Except as otherwise discussed above under “Our Investment and Financing Liquidity and Resources”, we have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of December 31, 2007.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at December 31, 2007, were our unsecured revolving credit facility and our $2.25 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  At December 31, 2007, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $394.4 million of mortgage notes outstanding at December 31, 2007.

None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving credit facility.

Related Person Transactions

We have agreements with RMR to originate and present investment and divestment opportunities to us and to provide property management and administrative services to us.  These agreements are subject to the annual review and approval of our independent trustees.  Any termination of our contract with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders.  RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees.  Each of our executive officers are also officers of RMR.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs.  The incentive fee to RMR is paid in our common shares.  Our total fees to RMR were $60.4 million for 2007.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management or other services.  Our audit committee appoints our director of internal audit, and our compensation committee approves his salary.  Our compensation committee also approves the costs which we pay with respect to our internal audit function.  Our pro rata share of RMR’s costs in providing that function was approximately $170,000 in 2007.  At December 31, 2007, beneficial owners of RMR and its affiliates owned 1,475,291 of our common shares and received distributions from us totaling $1.2 million in 2007.  RMR and an affiliate also lease approximately 32,500 square feet of office space from us at rental rates which we believe to be commercially reasonable.  Rent received under these leases totaled approximately $629,000 during 2007.  All transactions between us and RMR and affiliates are approved by our independent trustees.  Our audit and compensation committees are composed solely of trustees who are independent of RMR.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2006.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At December 31, 2007, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$200.0 million	6.950%	2012
$200.0 million	6.500%	2013
$250.0 million	5.750%	2014
$200.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$1.9 million	8.000%	2008
$1.7 million	5.170%	2009
$238.7 million	6.814%	2011
$24.8 million	8.050%	2012
$5.2 million	6.000%	2012
$4.5 million	6.500%	2013
$13.7 million	4.950%	2014
$13.3 million	7.360%	2016
$4.3 million	7.310%	2022
$2.1 million	7.850%	2022
$5.0 million	6.750%	2022
$9.3 million	5.710%	2026
$28.6 million	8.500%	2028
$41.2 million	6.794%	2029

Our secured notes are secured by 45 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at December 31, 2007, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $15.7 million.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at December 31, 2007, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $90 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior notes are publicly traded; and we may occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

At December 31, 2007, we had $140 million outstanding and $610 million available for drawing under our unsecured revolving credit facility and $200 million outstanding on our floating rate senior notes.  Our revolving credit facility and floating rate senior notes mature in August 2010 and March 2011, respectively.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior notes was 5.9% during 2007.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2007 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At December 31, 2007	5.9%	$340,000	$20,060
10% reduction	5.3%	$340,000	$18,020
10% increase	6.5%	$340,000	$22,100

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President & Chief Operating Officer and Treasurer & Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President & Chief Operating Officer and Treasurer & Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.  The report appears elsewhere herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements under our 2003 Incentive Share Award Plan, or the Award Plan.  In addition, each of our trustees receives 3,000 shares per year as part of their annual compensation for serving as our trustees.  The terms of grants made under the Award Plan are determined by our board of trustees or a committee thereof at the time of the grant.    The following table is as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	None.

Equity compensation plans not approved by security holders (2003 Incentive Share Award Plan)	None.	None.	6,181,038

Total	None.	None.	6,181,038

Payments by us to RMR are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Person Transactions”.

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

(c)           Exhibits

3.1           Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.2           Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 27, 1998)

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

3.14         Articles Supplementary, dated October 16, 2007, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 16, 2007)

3.15         Composite copy of Amended and Restated By-laws of the Company dated March 20, 2003, as amended to date.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 13, 2007)

4.1           Form of Common Share Certificate.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 11, 1999)

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

4.5           Renewed Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

4.6           Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 13, 2004)

4.7           Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company, or State Street, as Trustee.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.8           Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.9           Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2000)

4.10         Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof.  (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.11         Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.12         Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank National Association, or U.S. Bank, relating to 6.40% Senior Notes due 2015, including form thereof.  (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.13         Supplemental Indenture No. 13, dated as of October 30, 2003, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2014, including form thereof.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 7, 2004)

4.14         Supplemental Indenture No. 14, dated as of August 5, 2004, by and between the Company and U.S. Bank, relating to 6.25% Senior Notes due 2016, including form thereof. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 27, 2004)

4.15         Supplemental Indenture No. 15, dated as of October 31, 2005, by and between the Company and U.S. Bank, relating to 5.75 % Senior Notes due 2015, including form thereof. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.16         Supplemental Indenture No. 16, dated as of March 16, 2006, by and between the Company and U.S. Bank National Association, including the form of Floating Rate Senior Note due 2011. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

4.17         Supplemental Indenture No. 17, dated as of June 25, 2007, by and between the Company and U.S. Bank National Association relating to 6.25% Senior Notes due 2017, including form thereof. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.18         Supplemental Indenture No. 18, dated as of September 18, 2007, by and between the Company and U.S. Bank National Association relating to 6.65% Senior Notes due 2018, including form thereof. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

8.1           Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)

10.1         Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc., or RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 11, 1998)

10.2         Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and RMR, Inc. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 16, 1999)

10.3         Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and RMR LLC. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 10, 2004)

10.4         Amended and Restated Master Management Agreement dated as of January 1, 2006, by and between Reit Management and Research, LLC and HRPT Properties Trust. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.5         2003 Incentive Share Award Plan. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2003)

10.6         Form of Restricted Share Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.7         Representative Indemnification Agreement. (+) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.8         Summary of Trustee Compensation. (+) (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 16, 2007)

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

10.17       Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by 1600 Market Street, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.18       Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered into by Hub Realty College Park I, LLC, or College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $260,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.19       Loan and Security Agreement, dated December 15, 2000, entered into by and between Franklin Plaza Property Trust, or Franklin Plaza, as Borrower, and Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.20       Promissory Note in the amount of $44,000,000, dated December 15, 2000, issued by Franklin Plaza, as Borrower, to Merrill, as Lender.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.21       Open-End Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 15, 2000, made by Franklin Plaza, as Mortgagor, to and for the benefit of Merrill, as Mortgagee.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.22       Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan.  (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 15, 2000)

10.23       Amended and Restated Credit Agreement, dated as of January 25, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 25, 2005)

10.24       First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among HRPT Properties Trust, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 22, 2006)

10.25       Sales Agreement, dated as of December 29, 2006, between HRPT Properties Trust and Cantor FitzGerald & Co. relating to the issuance and sale of up to 20,000,000 common shares of beneficial interest. (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 29, 2006)

12.1         Computation of ratio of earnings to fixed charges.  (filed herewith)

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

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HRPT Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2008

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

We have audited HRPT Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HRPT Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of HRPT Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HRPT Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of HRPT Properties Trust and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2008

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(amounts in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Real estate properties:
Land	$1,189,684	$1,143,109
Buildings and improvements	4,966,610	4,619,164
	6,156,294	5,762,273
Accumulated depreciation	(808,216)	(668,460)
	5,348,078	5,093,813
Acquired real estate leases	150,672	167,879
Cash and cash equivalents	19,879	16,700
Restricted cash	18,027	22,718
Rents receivable, net of allowance for doubtful accounts of $6,290 and $4,737, respectively	197,967	172,566
Other assets, net	124,709	102,273
Total assets	$5,859,332	$5,575,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$140,000	$40,000
Senior unsecured debt, net	2,239,784	1,941,173
Mortgage notes payable, net	394,376	416,058
Accounts payable and accrued expenses	89,441	93,734
Dividends payable	—	44,111
Acquired real estate lease obligations	41,607	41,833
Rent collected in advance	24,779	19,592
Security deposits	16,063	15,972
Due to affiliates	10,399	12,708
Total liabilities	2,956,449	2,625,181

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 and 12,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $175,000 and $300,000, respectively	169,079	289,849
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 225,444,497 and 210,051,590 shares issued and outstanding, respectively	2,254	2,101
Additional paid in capital	2,923,455	2,774,461
Cumulative net income	1,827,609	1,703,354
Cumulative common distributions	(2,251,539)	(2,115,299)
Cumulative preferred distributions	(281,260)	(216,983)
Total shareholders’ equity	2,902,883	2,950,768
Total liabilities and shareholders’ equity	$5,859,332	$5,575,949

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Rental income	$840,010	$795,479	$708,501

Expenses:
Operating expenses	329,105	310,645	269,501
Depreciation and amortization	182,995	159,803	135,867
General and administrative	35,717	32,133	30,446
Total expenses	547,817	502,581	435,814

Operating income	292,193	292,898	272,687

Interest income	2,295	2,736	1,490
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $4,377, $4,452 and $2,488, respectively)	(171,571)	(165,894)	(143,663)
Loss on early extinguishment of debt	(711)	(1,659)	(168)
Equity in earnings of equity investments	—	3,136	14,352
Gain on sale of equity investments	—	116,287	5,522
Gain on issuance of shares by equity investees	—	—	6,241
Income from continuing operations before income tax expense	122,206	247,504	156,461
Income tax expense	(395)	—	—
Income from continuing operations	121,811	247,504	156,461
Income from discontinued operations	223	159	931
Gain on sale of properties	2,221	2,917	7,592
Net income	124,255	250,580	164,984
Preferred distributions	(60,572)	(44,692)	(46,000)
Excess redemption price paid over carrying value of preferred shares	(4,230)	(6,914)	—
Net income available for common shareholders	$59,453	$198,974	$118,984

Weighted average common shares outstanding – basic	214,361	209,965	197,831

Weighted average common shares outstanding – diluted	243,554	216,524	197,831

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.27	$0.93	$0.56
Income from discontinued operations – basic and diluted	$0.01	$0.01	$0.04
Net income available for common shareholders – basic	$0.28	$0.95	$0.60
Net income available for common shareholders – diluted	$0.28	$0.94	$0.60

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except share data)

Preferred Shares									Common Shares
Series A		Series B		Series C		Series D		Cumulative			Cumulative	Additional
Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid in Capital	Cumulative Net Income	Total

Balance at December 31, 2004	8,000,000	$193,086	12,000,000	$289,849	—	$—	—	$—	$(130,663)	177,316,525	$1,773	$(1,729,587)	$2,394,946	$1,287,790	$2,307,194
Issuance of shares, net	—	—	—	—	—	—	—	—	—	32,500,000	325	—	383,649	—	383,974
Stock grants	—	—	—	—	—	—	—	—	—	44,100	1	—	564	—	565
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	164,984	164,984
Distributions	—	—	—	—	—	—	—	—	(46,000)	—	—	(165,231)	—	—	(211,231)
Balance at December 31, 2005	8,000,000	193,086	12,000,000	289,849	—	—	—	—	(176,663)	209,860,625	2,099	(1,894,818)	2,779,159	1,452,774	2,645,486
Issuance of shares, net	—	—	—	—	6,000,000	145,015	15,180,000	368,270	—	—	—	—	—	—	513,285
Redemption of shares	(8,000,000)	(193,086)	—	—	—	—	—	—	—	—	—	—	(6,914)	—	(200,000)
Stock grants	—	—	—	—	—	—	—	—	—	190,965	2	—	2,216	—	2,218
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	250,580	250,580
Distributions	—	—	—	—	—	—	—	—	(40,320)	—	—	(220,481)	—	—	(260,801)
Balance at December 31, 2006	—	—	12,000,000	289,849	6,000,000	145,015	15,180,000	368,270	(216,983)	210,051,590	2,101	(2,115,299)	2,774,461	1,703,354	2,950,768
Issuance of shares, net	—	—	—	—	—	—	—	—	—	15,311,967	152	—	152,922	—	153,074
Redemption of shares	—	—	(5,000,000)	(120,770)	—	—	—	—	—	—	—	—	(4,230)	—	(125,000)
Stock grants	—	—	—	—	—	—	—	—	—	80,940	1	—	302	—	303
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	124,255	124,255
Distributions	—	—	—	—	—	—	—	—	(64,277)	—	—	(136,240)	—	—	(200,517)
Balance at December 31, 2007	—	$—	7,000,000	$169,079	6,000,000	$145,015	15,180,000	$368,270	$(281,260)	225,444,497	$2,254	$(2,251,539)	$2,923,455	$1,827,609	$2,902,883

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,255	$250,580	$164,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	147,550	128,768	111,951
Amortization of debt discounts, premiums and deferred financing fees	4,377	4,452	2,488
Amortization of acquired real estate leases	30,966	30,098	23,025
Other amortization	14,424	11,482	8,871
Loss on early extinguishment of debt	711	1,659	—
Equity in earnings of equity investments	—	(3,136)	(14,352)
Gain on sale of equity investments	—	(116,287)	(5,522)
Gain on issuance of shares by equity investees	—	—	(6,241)
Distributions of earnings from equity investments	—	3,136	14,352
Gain on sale of properties	(2,221)	(2,917)	(7,592)
Change in assets and liabilities:
Decrease (increase) in restricted cash	4,691	(3,644)	3,840
Increase in rents receivable and other assets	(49,319)	(49,703)	(55,643)
(Decrease) increase in accounts payable and accrued expenses	(6,829)	12,254	1,043
Increase in rent collected in advance	5,187	1,734	2,650
Increase in security deposits	91	2,322	1,902
(Decrease) increase in due to affiliates	(2,309)	1,832	(5,542)
Cash provided by operating activities	271,574	272,630	240,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(423,488)	(514,269)	(590,411)
Distributions in excess of earnings from equity investments	—	2,251	8,294
Proceeds from sale of properties	4,410	10,641	20,078
Proceeds from sale of equity investments	—	308,333	16,976
Cash used for investing activities	(419,078)	(193,044)	(545,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares, net	—	513,285	—
Redemption of preferred shares	(125,000)	(200,000)	—
Proceeds from issuance of common shares, net	153,074	—	383,974
Proceeds from borrowings	1,220,340	1,112,000	1,058,247
Payments on borrowings	(848,979)	(1,286,688)	(921,555)
Deferred financing fees	(4,124)	(3,512)	(7,171)
Distributions to common shareholders	(180,351)	(176,370)	(165,231)
Distributions to preferred shareholders	(64,277)	(40,320)	(46,000)
Cash provided by (used for) financing activities	150,683	(81,605)	302,264

Increase (decrease) in cash and cash equivalents	3,179	(2,019)	(2,585)
Cash and cash equivalents at beginning of period	16,700	18,719	21,304
Cash and cash equivalents at end of period	$19,879	$16,700	$18,719

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $489 and $335 in 2007 and 2006, respectively)	$162,392	$160,553	$141,890

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(4,545)	$(50,655)	$(29,274)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$303	$2,218	$565
Assumption of mortgage notes payable	4,545	50,655	29,274

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986.  At December 31, 2007, we had investments in 535 office, industrial and other properties, including approximately 17 million square feet of leased industrial and commercial lands.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our investments in 100% owned subsidiaries.  Our investments in 50% or less owned companies over which we could exercise influence, but did not control, were accounted for using the equity method of accounting until sold during March 2006.  Significant influence was present through common representation on the board of trustees.  Our managing trustees are also managing trustees of Senior Housing Properties Trust, or Senior Housing, and Hospitality Properties Trust, or Hospitality Properties, and owners of Reit Management & Research LLC, or RMR, which is the investment manager to us, Senior Housing and Hospitality Properties.  Prior to the sale of our investments in Senior Housing and Hospitality Properties in March 2006, we used the income statement method to account for issuance of common shares of beneficial interest by Senior Housing and Hospitality Properties.  Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by Senior Housing or Hospitality Properties were recognized in our income statement.  All intercompany transactions have been eliminated.

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

Capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheet) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases.  Capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheet) are amortized as an increase to rental income over the non-cancelable periods of the respective leases.  Such amortization resulted in changes to rental income of ($9.9) million, ($10.4) million and ($7.4) million during the years ended December 31, 2007, 2006 and 2005, respectively. The value of in place leases exclusive of the value of above market and below market in place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  Such amortization amounted to $21.0 million, $19.7 million and $15.7 million during the years ended December 31, 2007, 2006 and 2005, respectively.  If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible lease assets and liabilities recorded by us for properties acquired in 2007 totaled $21.8 million and $6.0 million, respectively.  Intangible lease assets and liabilities recorded by us for properties acquired in 2006 totaled $44.7 million and $9.5 million, respectively.  Accumulated amortization of capitalized above and below market lease values was $30.6 million and $20.7 million at December 31, 2007 and 2006, respectively.  Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $73.6 million and $52.6 million at December 31, 2007 and 2006, respectively.  Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2007, are approximately $27.7 million in 2008, $23.7 million in 2009, $19.6 million in 2010, $11.9 million in 2011, $6.1 million in 2012 and $20.1 million thereafter.

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

Certain of our real estate assets contain hazardous substances, including asbestos.  We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it.  If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be handled and disposed of.  Certain of our industrial lands in Hawaii may require expensive environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change those land uses or to undertake this environmental clean up.  Because the obligation to remove the asbestos or clean our Hawaii lands have indeterminable settlement dates, we are not able to reasonably estimate the fair value of this asset retirement obligation.  We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us.  However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Cash and Cash Equivalents.  Cash and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

Restricted Cash.  Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by some of our mortgage debts, as well as security deposits paid to us by some of our tenants.

Other Assets, Net.  Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses.  Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans.  At December 31, 2007 and 2006, deferred financing fees totaled $37.4 million and $34.2 million, respectively, and accumulated amortization for deferred financing fees totaled $20.0 million and $16.9 million, respectively.  Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases.  Deferred leasing costs totaled $112.6 million and $95.2 million at December 31, 2007 and 2006, respectively, and accumulated amortization for deferred leasing costs totaled $35.5 million and $25.1 million, respectively.  Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2007, are approximately $18.5 million in 2008, $16.3 million in 2009, $13.7 million in 2010, $10.2 million in 2011, $8.3 million in 2012 and $27.5 million thereafter.

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

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Income Taxes.  We are a real estate investment trust under the Internal Revenue Code of 1986, as amended and, are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes most of which are not measured based on our income, and in limited circumstances we are subject to state income tax without regard to our REIT status.  The provision for state taxes which is based on our income has been separately stated in our consolidated statement of income.

Use of Estimates.  Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.   To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.  As required, we adopted FIN 48 effective January 1, 2007, and have concluded that the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed for the 2003 through 2007 tax years are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157.  FAS 157 establishes a framework for measuring and defining fair value, and expands the disclosures about the use of fair value measurements.  FAS 157 is effective beginning January 1, 2008.  We do not expect the adoption of FAS 157 to have a material impact on our consolidated financial statements.

Note 3.  Real Estate Properties

During 2007 we purchased 11 office properties, including one hotel property that is adjacent to owned office properties that are scheduled for redevelopment, for $108.2 million, plus closing costs, and 20 industrial and other properties for $199.2 million, plus closing costs.  We also funded $108.3 million of improvements to our owned properties.  We funded all of these transactions with cash on hand, by borrowing under our revolving credit facility and the assumption of $4.5 million of secured mortgage debt.  We allocated $21.8 million of our total 2007 acquisition costs to acquired real estate leases and $6.0 million to acquired real estate lease obligations.  During 2007 we also sold three land parcels and one office property for net proceeds of $4.4 million and recognized gains of $2.2 million.

As of December 31, 2007, we had an outstanding agreement to purchase a three building office complex containing 877,000 square feet of space for $123.7 million, plus closing costs.  These properties were acquired in February 2008.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2008 to 2051.  The triple net leases generally require the lessee to pay all property operating costs.  Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services.  We committed $82.5 million for expenditures related to 5.7 million square feet of leases executed during 2007.  Committed but unspent tenant related obligations based on executed leases as of December 31, 2007, were $72.7 million.

The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2007, are approximately $683.3 million in 2008, $638.9 million in 2009, $585.1 million in 2010, $497.0 million in 2011, $411.0 million in 2012 and $2.1 billion thereafter.

Note 4.  Equity Investments

Until March 2006, we held investments in Senior Housing and Hospitality Properties.  Senior Housing is a real estate investment trust that owns healthcare properties and was a 100% owned subsidiary of ours until 1999.  Hospitality Properties is a real estate investment trust that owns hotels and travel centers and was a 100% owned subsidiary of ours until 1995.

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

Summarized financial data of Senior Housing for the year ended December 31, 2005, is as follows (amounts in thousands, except per share data):

2005
Revenues	$163,187
Expenses	105,206
Income from continuing operations	57,981
Gain on sale of properties	5,931
Net income	$63,912

Weighted average shares outstanding	68,757

Basic and diluted earnings per share:
Income from continuing operations	$0.84
Gain on sale of properties	$0.09
Net income	$0.93

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

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial data of Hospitality Properties for the year ended December 31, 2005, is as follows (amounts in thousands, except per share data):

2005
Revenues	$834,412
Expenses	704,509
Net income	129,903
Preferred distributions	(7,656)
Net income available for common shareholders	$122,247

Weighted average common shares outstanding	69,866

Basic and diluted earnings per common share:
Net income available for common shareholders	$1.75

Note 5.  Shareholders’ Equity

We have common shares available for issuance under the terms of our 2003 Incentive Share Award Plan, or the Award Plan.  During the years ended December 31, 2007, 2006 and 2005, 67,200 common shares with an aggregate market value of $637,000, 66,050 common shares with an aggregate market value of $798,000 and 39,600 common shares with an aggregate market value of $512,000, respectively, were awarded to our officers and certain employees of RMR pursuant to this plan.  All of our trustees were each awarded 3,000 common shares in 2007 with an aggregate market value of $175,500 and 2,250 common shares in 2006 with an aggregate market value of $122,000, as part of their annual fees.  Our independent trustees were each awarded 1,500 common shares in 2005 with an aggregate market value of $53,000, as part of their annual fees.  The shares awarded to our trustees vested immediately.  The shares awarded to our officers and certain employees of RMR vest in three or five annual installments beginning on the date of grant.  We include the value of awarded common shares in general and administrative expenses at the time the awards vest.  At December 31, 2007, 6,181,038 of our common shares remain available for issuance under the Award Plan.

Cash distributions per common share paid by us in 2007, 2006 and 2005, were $0.84 per year.  The characterization of our distributions paid in 2007, 2006 and 2005 was 72.2%, 63.5% and 63.2% ordinary income, respectively, 27.8%, 0.0% and 32.7% return of capital, respectively, and 0%, 36.5% and 4.1% capital gain, respectively.  In January 2008, we declared a distribution of $0.21 per common share which was paid on February 22, 2008, to shareholders of record on January 18, 2008.  Our credit facility agreement contains a number of financial and other covenants, including a covenant which limits, with certain exceptions, the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreement.

Our series B cumulative redeemable preferred shares carry dividends of $2.1875, 8 ¾%, per annum, payable in equal quarterly payments.  Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time.  We redeemed 5,000,000 of our series B preferred shares for $25.00 each plus accrued and unpaid dividends in November 2007.  Our 6,000,000 series C cumulative redeemable preferred shares carry dividends of $1.78125, 7 1/8%, per annum, payable in equal quarterly payments.  Each series C preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.

Our 15,180,000 series D cumulative convertible preferred shares carry dividends of $1.625, 6 ½%, per annum, payable in equal quarterly payments.  Our series D preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share, or 29,192,658 additional common shares at December 31, 2007.  On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate.  If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

We have a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) which allows us to offer and sell up to 20,000,000 of our common shares from time to time in a controlled equity offering program.  Pursuant to this agreement, Cantor has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell our common shares that we specify from time to time; we have no obligation to specify any of our common shares for sale in this program; and we may at any time suspend sales or terminate the program.  In 2007, we sold 2,514,800 common shares under this program for net proceeds of $29.9 million.

We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances.  Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events.  The rights expire on October 17, 2014, and are redeemable at our option.

Note 6.  Transactions with Affiliates

We have agreements with RMR to originate and present investment and divestment opportunities to us and to provide property management and administrative services to us.  These agreements are subject to the annual review and approval of our independent trustees.  Any termination of our contract with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders.  RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees.  Each of our executive officers are also officers of RMR.  RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs.  The incentive fee to RMR is paid in our common shares.  Incentive fees earned for the year ended December 31, 2005, were approximately $1.2 million.  No incentive fees were earned for the years ended December 31, 2007 and 2006.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management or other services.  Our audit committee appoints our director of internal audit, and our compensation committee approves his salary.  Our compensation committee also approves the costs which we pay with respect to our internal audit function.  Our pro rata share of RMR’s costs in providing that function was approximately $170,000 in 2007.  At December 31, 2007, beneficial owners of RMR and its affiliates owned 1,475,291 of our common shares.  RMR and an affiliate also lease approximately 32,500 square feet of office space from us at rental rates which we believe to be commercially reasonable.  All transactions between us and RMR and affiliates are approved by our independent trustees.  Our audit and compensation committees are composed solely of trustees who are independent of RMR.

Amounts resulting from transactions with affiliates are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Investment and administration related fees, incentive fees and internal audit costs paid to RMR	$31,733	$29,487	$26,973
Distributions paid to beneficial owners of RMR and their affiliates	1,237	1,208	1,132
Rental income received from RMR and an affiliate	629	484	495
Management fees paid to RMR	28,677	25,036	22,481
Dividends received from Hospitality Properties	—	2,920	11,560
Dividends received from Senior Housing	—	2,467	11,086

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  Indebtedness

          At December 31, 2007 and 2006, our outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2007	2006
Unsecured revolving credit facility, due August 2010, at LIBOR plus a premium	$140,000	$40,000
Unsecured floating rate senior notes, due March 2011, at LIBOR plus a premium	200,000	400,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	200,000
Senior Notes, due 2013 at 6.50%	200,000	200,000
Senior Notes, due 2014 at 5.75%	250,000	250,000
Senior Notes, due 2015 at 6.40%	200,000	200,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Senior Notes, due 2017 at 6.25%	250,000	—
Senior Notes, due 2018 at 6.65%	250,000	—
Mortgage Notes Payable, due 2008 at 7.02%	—	16,056
Mortgage Notes Payable, due 2008 at 8.00%	1,891	3,566
Mortgage Notes Payable, due 2009 at 5.17%	1,701	3,189
Mortgage Notes Payable, due 2011 at 6.814%	238,744	242,479
Mortgage Notes Payable, due 2012 at 8.05%	24,794	25,170
Mortgage Notes Payable, due 2012 at 6.0%	5,223	5,349
Mortgage Notes Payable, due 2013 at 6.5%	4,524	—
Mortgage Notes Payable, due 2014 at 4.95%	13,715	13,949
Mortgage Notes Payable, due 2016 at 7.36%	13,313	13,634
Mortgage Notes Payable, due 2022 at 7.31%	4,334	4,504
Mortgage Notes Payable, due 2022 at 7.85%	2,111	2,190
Mortgage Notes Payable, due 2022 at 6.75%	5,003	5,205
Mortgage Notes Payable, due 2026 at 5.71%	9,316	9,599
Mortgage Notes Payable, due 2028 at 8.50%	28,600	29,016
Mortgage Notes Payable, due 2029 at 6.794%	41,172	41,969
	2,784,441	2,405,875
Less unamortized net premiums and discounts	10,281	8,644
	$2,774,160	$2,397,231

In June 2007, we repaid $200 million of our unsecured floating rate senior notes by drawing on our revolving credit facility.  We recognized a loss of $711,000 from the write off of deferred financing fees in connection with this repayment.  We subsequently issued $250 million of unsecured senior notes in a public offering, raising net proceeds of approximately $247.4 million.  These notes bear interest at 6.25%, require semi-annual interest payments and mature in June 2017.  In September 2007, we issued $250 million of unsecured senior notes in a public offering, raising net proceeds of approximately $245.8 million.  These notes bear interest at 6.65%, require semi-annual interest payments and mature in January 2018.  Net proceeds from these offerings were used to reduce amounts outstanding under our revolving credit facility.  In September 2007, we prepaid at par, $15.9 million of 7.02% mortgage debt due in 2008, using cash on hand and borrowings under our revolving credit facility.

We have an unsecured revolving credit facility with a borrowing capacity of $750 million that we use for acquisitions, working capital and general business purposes.  The revolving credit facility matures in August 2010 and requires interest at LIBOR plus 55 basis points. The interest rate on this facility averaged 5.9% and 5.6% per annum for the years ended December 31, 2007 and 2006, respectively.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of our 2007 acquisitions, we assumed $4.5 million of secured debt which was recorded at its fair value.

At December 31, 2007, 45 properties costing $853.2 million with an aggregate net book value of $697.0 million were secured by mortgage notes totaling $394.4 million maturing from 2008 through 2029.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2007, are $10.7 million in 2008, $7.9 million in 2009, $198.4 million in 2010, $430.0 million in 2011, $231.2 million in 2012 and $1.9 billion thereafter.

Note 8.  Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At December 31, 2007 and 2006, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,434,160	$2,400,984	$1,957,231	$2,024,211

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and current interest rates ranging from 6.0% to 7.4%.

Note 9.  Earnings per Common Share

Earnings per common share, or EPS, is computed pursuant to the provisions of SFAS No. 128.  The effect of our series D convertible preferred shares on income from continuing operations and net income available for common shareholders is anti-dilutive for the year ended December 31, 2007.  The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic and diluted EPS (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2007			2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$121,811			$247,504			$156,461
Income from discontinued operations	223			159			931
Gain on sale of properties	2,221			2,917			7,592
Preferred distributions	(60,572)			(44,692)			(46,000)
Excess redemption price paid over carrying value of preferred shares	(4,230)			(6,914)			—
Amounts used to calculate basic EPS	59,453	214,361	$0.28	198,974	209,965	$0.95	118,984	197,831	$0.60

Effect of dilutive securities:
Convertible preferred shares	—	—		5,482	6,559		—	—
Amounts used to calculate diluted EPS	$59,453	214,361	$0.28	$204,456	216,524	$0.94	$118,984	197,831	$0.60

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Segment Information

Our primary business is the ownership and operation of office and industrial properties, including leased industrial and commercial lands in Oahu, HI.  We account for all of our properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Our geographic segments include Metro Philadelphia, PA, Metro Washington DC, Oahu, HI, Metro Boston, MA, Southern California, Metro Austin, TX and Other Markets, which includes properties located throughout the United States.

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

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2007, we owned 366 office properties and 169 industrial and other properties.  Property level information by geographic segment and property type is as follows (amounts in thousands):

As of and for the year ended December 31, 2007:

	As of December 31, 2007
	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,445	—	5,445
Metro Washington DC	2,658	—	2,658
Oahu, HI	—	17,914	17,914
Metro Boston, MA	3,100	—	3,100
Southern California	1,444	—	1,444
Metro Austin, TX	1,491	1,236	2,727
Other Markets	21,206	9,962	31,168
Totals	35,344	29,112	64,456

Central business district, or CBD	11,325	158	11,483
Suburban	24,019	28,954	52,973
Totals	35,344	29,112	64,456

	Year Ended December 31, 2007
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$125,463	$—	$125,463
Metro Washington DC	79,518	—	79,518
Oahu, HI	—	64,634	64,634
Metro Boston, MA	64,388	—	64,388
Southern California	50,122	—	50,122
Metro Austin, TX	30,468	12,841	43,309
Other Markets	355,778	56,798	412,576
Totals	$705,737	$134,273	$840,010

CBD	$283,442	$1,210	$284,652
Suburban	422,295	133,063	555,358
Totals	$705,737	$134,273	$840,010

Property net operating income:
Metro Philadelphia, PA	$64,713	$—	$64,713
Metro Washington DC	49,379	—	49,379
Oahu, HI	—	50,417	50,417
Metro Boston, MA	42,341	—	42,341
Southern California	35,725	—	35,725
Metro Austin, TX	15,101	7,054	22,155
Other Markets	204,801	41,374	246,175
Totals	$412,060	$98,845	$510,905

CBD	$155,540	$855	$156,395
Suburban	256,520	97,990	354,510
Totals	$412,060	$98,845	$510,905

As of December 31, 2007, our investments in office properties, and in industrial and other properties, net of accumulated depreciation, were $4,143,676 and $1,204,402, respectively.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the year ended December 31, 2006:

	As of December 31, 2006
	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,453	—	5,453
Metro Washington DC	2,658	—	2,658
Oahu, HI	—	17,880	17,880
Metro Boston, MA	2,740	—	2,740
Southern California	1,444	—	1,444
Metro Austin, TX	1,491	1,316	2,807
Other Markets	20,624	6,235	26,859
Totals	34,410	25,431	59,841

CBD	11,332	158	11,490
Suburban	23,078	25,273	48,351
Totals	34,410	25,431	59,841

	Year Ended December 31, 2006
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$127,051	$—	$127,051
Metro Washington DC	80,154	—	80,154
Oahu, HI	—	61,012	61,012
Metro Boston, MA	60,568	—	60,568
Southern California	48,282	—	48,282
Metro Austin, TX	29,623	14,576	44,199
Other Markets	335,796	38,417	374,213
Totals	$681,474	$114,005	$795,479

CBD	$285,605	$1,141	$286,746
Suburban	395,869	112,864	508,733
Totals	$681,474	$114,005	$795,479

Property net operating income:
Metro Philadelphia, PA	$68,025	$—	$68,025
Metro Washington DC	50,244	—	50,244
Oahu, HI	—	49,414	49,414
Metro Boston, MA	39,578	—	39,578
Southern California	33,603	—	33,603
Metro Austin, TX	13,417	8,124	21,541
Other Markets	196,654	25,775	222,429
Totals	$401,521	$83,313	$484,834

CBD	$158,936	$859	$159,795
Suburban	242,585	82,454	325,039
Totals	$401,521	$83,313	$484,834

As of December 31, 2006, our investments in office properties, and in industrial and other properties, net of accumulated depreciation, were $4,094,090 and $999,723, respectively.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the year ended December 31, 2005:

	As of December 31, 2005
	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,447	—	5,447
Metro Washington DC	2,645	—	2,645
Oahu, HI	—	17,879	17,879
Metro Boston, MA	2,737	—	2,737
Southern California	1,444	—	1,444
Metro Austin, TX	1,490	1,316	2,806
Other Markets	17,534	4,417	21,951
Totals	31,297	23,612	54,909

CBD	11,327	158	11,485
Suburban	19,970	23,454	43,424
Totals	31,297	23,612	54,909

	Year Ended December 31, 2005
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$133,390	$—	$133,390
Metro Washington DC	77,751	—	77,751
Oahu, HI	—	51,343	51,343
Metro Boston, MA	57,932	—	57,932
Southern California	47,553	—	47,553
Metro Austin, TX	23,798	15,970	39,768
Other Markets	265,758	35,006	300,764
Totals	$606,182	$102,319	$708,501

CBD	$280,184	$1,089	$281,273
Suburban	325,998	101,230	427,228
Totals	$606,182	$102,319	$708,501

Property net operating income:
Metro Philadelphia, PA	$72,909	$—	$72,909
Metro Washington DC	50,316	—	50,316
Oahu, HI	—	41,561	41,561
Metro Boston, MA	38,898	—	38,898
Southern California	32,374	—	32,374
Metro Austin, TX	10,316	7,834	18,150
Other Markets	161,509	23,283	184,792
Totals	$366,322	$72,678	$439,000

CBD	$159,104	$861	$159,965
Suburban	207,218	71,817	279,035
Totals	$366,322	$72,678	$439,000

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Calculation of Property Net Operating Income

The following table reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income available for common shareholders for the years ended December 31, 2007, 2006 and 2005, is as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Rental income	$840,010	$795,479	$708,501
Operating expenses	(329,105)	(310,645)	(269,501)
Property net operating income (NOI)	$510,905	$484,834	$439,000

Property net operating income	$510,905	$484,834	$439,000
Depreciation and amortization	(182,995)	(159,803)	(135,867)
General and administrative	(35,717)	(32,133)	(30,446)
Operating income	292,193	292,898	272,687

Interest income	2,295	2,736	1,490
Interest expense	(171,571)	(165,894)	(143,663)
Loss on early extinguishment of debt	(711)	(1,659)	(168)
Equity in earnings of equity investments	—	3,136	14,352
Gain on sale of equity investments	—	116,287	5,522
Gain on issuance of shares by equity investees	—	—	6,241
Income from continuing operations before income tax expense	122,206	247,504	156,461
Income tax expense	(395)	—	—
Income from continuing operations	121,811	247,504	156,461
Income from discontinued operations	223	159	931
Gain on sale of properties	2,221	2,917	7,592
Net income	124,255	250,580	164,984
Preferred distributions	(60,572)	(44,692)	(46,000)
Excess redemption price paid over carrying value of preferred shares	(4,230)	(6,914)	—
Net income available for common shareholders	$59,453	$198,974	$118,984

Note 12.  Tenant Concentration

The United States Government is our only tenant which is responsible for more than five percent of our revenues.  For the years ended December 31, 2007, 2006 and 2005, revenues from the United States Government were $108.6 million, $109.8 million and $110.0 million, respectively.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2007 and 2006.  Reclassifications have been made to the prior quarters and prior year results to reflect properties reported in discontinued operations during 2007 (dollars in thousands, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$204,964	$209,909	$211,131	$214,006
Net income available for common shareholders	17,747	16,073	16,752	8,881
Per common share data:
Net income available for common shareholders – basic and diluted	0.08	0.08	0.08	0.04

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$189,474	$197,871	$202,457	$205,677
Net income available for common shareholders	131,413	22,280	22,120	23,161
Per common share data:
Net income available for common shareholders – basic and diluted	0.63	0.11	0.11	0.11

Note 14.  Subsequent Events

          In January 2008, we prepaid, at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.

          In February 2008, we acquired a three building office complex containing 877,000 square feet of space for $123.7 million, excluding closing costs.

          In January 2008, we agreed to acquire one property for $2.0 million excluding closing costs.  This acquisition is subject to various closing conditions customary in real estate transactions and there is no assurance as to when or if this property will be acquired.

HRPT PROPERTIES TRUST

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

December 31, 2007

(dollars in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Year Ended December 31, 2005:
Allowance for doubtful accounts	$4,594	$848	$(1,675)	$3,767

Year Ended December 31, 2006:
Allowance for doubtful accounts	$3,767	$1,925	$(955)	$4,737

Year Ended December 31, 2007:
Allowance for doubtful accounts	$4,737	$3,574	$(2,021)	$6,290

HRPT PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Birmingham	AL	$13,313	$4,000	$19,604	$22	$4,002	$19,624	$23,626	$511	12/27/06	2001
Mobile	AL	—	1,540	9,732	—	1,540	9,732	11,272	42	10/22/07	1998
Russellville	AR	—	910	10,979	—	910	10,979	11,889	190	4/2/07	2001
Safford	AZ	—	635	2,729	176	647	2,893	3,540	758	3/31/97	1992
Tucson	AZ	—	765	3,280	249	779	3,515	4,294	911	3/31/97	1993
Phoenix	AZ	—	2,687	11,532	853	2,729	12,343	15,072	3,243	5/15/97	1997
Tempe	AZ	—	1,125	10,122	325	1,125	10,447	11,572	2,247	6/30/99	1987
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	3,479	7/30/99	1982
Phoenix	AZ	—	1,899	14,872	1,007	1,899	15,879	17,778	2,448	2/1/02	1999
Phoenix	AZ	—	1,041	8,023	1,435	1,041	9,458	10,499	1,424	2/1/02	1987
Tucson	AZ	—	3,261	26,357	3,618	3,261	29,975	33,236	4,981	2/27/02	1986
Tolleson	AZ	—	1,257	9,210	181	1,257	9,391	10,648	937	12/19/03	1990
San Diego	CA	—	992	9,040	9,002	992	18,042	19,034	3,531	12/5/96	1985
San Diego	CA	—	1,228	11,199	11,152	1,228	22,351	23,579	4,375	12/5/96	1985
San Diego	CA	—	1,985	18,096	18,020	1,985	36,116	38,101	7,069	12/5/96	1985
San Diego	CA	—	502	4,526	847	502	5,373	5,875	1,543	12/31/96	1984
San Diego	CA	—	294	2,650	496	294	3,146	3,440	903	12/31/96	1984
San Diego	CA	—	313	2,820	528	313	3,348	3,661	961	12/31/96	1984
San Diego	CA	—	316	2,846	533	316	3,379	3,695	970	12/31/96	1984
Kearney Mesa	CA	—	2,916	12,456	1,044	2,969	13,447	16,416	3,596	3/31/97	1994
San Diego	CA	—	4,269	18,316	800	4,347	19,038	23,385	5,060	3/31/97	1996
San Diego	CA	—	2,984	12,859	2,465	3,038	15,270	18,308	4,079	3/31/97	1981
Los Angeles	CA	33,255	5,076	49,884	2,932	5,071	52,821	57,892	14,317	5/15/97	1979
Los Angeles	CA	33,620	5,055	49,685	3,786	5,060	53,466	58,526	14,401	5/15/97	1979
Los Angeles	CA	—	1,921	8,242	352	1,955	8,560	10,515	2,223	7/11/97	1996
Anaheim	CA	—	691	6,223	2	692	6,224	6,916	1,635	12/5/97	1992
San Diego	CA	—	461	3,830	1	461	3,831	4,292	531	6/24/02	1986
San Diego	CA	—	685	5,530	—	685	5,530	6,215	766	6/24/02	1986
San Diego	CA	—	475	4,264	1,108	474	5,373	5,847	1,056	6/24/02	1986
Fresno	CA	—	7,276	61,118	8	7,277	61,125	68,402	8,213	8/29/02	1971
Santa Ana	CA	—	1,363	10,158	(272)	1,362	9,887	11,249	1,025	11/10/03	2000
Rancho Cordova	CA	—	116	1,048	8	116	1,056	1,172	94	7/16/04	1977
Rancho Cordova	CA	—	116	1,072	5	116	1,077	1,193	93	7/16/04	1977

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Rancho Cordova	CA	—	89	822	1	89	823	912	71	7/16/04	1977
Sacramento	CA	—	134	720	191	134	911	1,045	121	7/16/04	1977
Sacramento	CA	—	116	1,032	110	116	1,142	1,258	103	7/16/04	1977
Sacramento	CA	—	67	393	98	67	491	558	39	7/16/04	1977
Sacramento	CA	—	116	952	44	116	996	1,112	106	7/16/04	1977
Sacramento	CA	—	67	361	59	67	420	487	33	7/16/04	1977
Sacramento	CA	—	134	676	80	134	756	890	68	7/16/04	1977
Sacramento	CA	—	116	1,017	49	116	1,066	1,182	95	7/16/04	1977
Sacramento	CA	—	116	720	275	116	995	1,111	97	7/16/04	1977
Sacramento	CA	—	60	349	25	60	374	434	39	7/16/04	1977
Sacramento	CA	—	60	333	28	60	361	421	30	7/16/04	1977
Sacramento	CA	—	116	936	85	116	1,021	1,137	101	7/16/04	1977
Sacramento	CA	—	116	976	93	116	1,069	1,185	99	7/16/04	1977
Sacramento	CA	—	134	1,186	78	134	1,264	1,398	114	7/16/04	1977
Sacramento	CA	—	91	819	144	91	963	1,054	83	7/16/04	1977
Sacramento	CA	—	74	574	25	74	599	673	51	7/16/04	1977
Sacramento	CA	—	402	4,056	53	402	4,109	4,511	352	7/16/04	1977
Sacramento	CA	—	80	623	35	80	658	738	62	7/16/04	1977
Sacramento	CA	—	206	1,970	336	206	2,306	2,512	182	7/16/04	1977
San Diego	CA	—	284	2,992	691	284	3,683	3,967	358	7/16/04	1980
San Diego	CA	—	654	5,467	244	654	5,711	6,365	539	7/16/04	1982
San Diego	CA	—	280	2,421	450	280	2,871	3,151	319	7/16/04	1980
San Diego	CA	—	286	2,512	796	286	3,308	3,594	327	7/16/04	1980
San Diego	CA	—	330	2,843	68	330	2,911	3,241	249	7/16/04	1978
San Diego	CA	—	387	3,339	64	387	3,403	3,790	292	7/16/04	1978
Golden	CO	—	494	152	6,069	495	6,220	6,715	1,494	3/31/97	1997
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	3,481	11/14/97	1993
Lakewood	CO	—	1,855	16,691	1,349	1,856	18,039	19,895	3,488	11/22/99	1980
Lakewood	CO	—	787	7,085	160	788	7,244	8,032	1,459	11/22/99	1980
Englewood	CO	—	1,708	14,616	1,194	1,707	15,811	17,518	2,468	11/2/01	1984
Lakewood	CO	—	936	9,160	363	936	9,523	10,459	1,271	10/11/02	1981
Lakewood	CO	—	915	9,106	430	915	9,536	10,451	1,269	10/11/02	1981
Lakewood	CO	—	1,035	9,271	192	1,036	9,462	10,498	1,243	10/11/02	1981

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Englewood	CO	—	649	5,232	436	642	5,675	6,317	768	12/19/02	1984
Longmont	CO	—	3,714	24,397	2,935	3,715	27,331	31,046	2,025	10/26/04	1982
Wallingford	CT	—	640	10,017	1,811	640	11,828	12,468	3,183	6/1/98	1986
Wallingford	CT	—	367	3,301	856	366	4,158	4,524	1,070	12/22/98	1988
Meriden	CT	—	768	6,164	20	768	6,184	6,952	688	7/24/03	1982
Windsor	CT	—	1,376	11,212	1,629	1,376	12,841	14,217	1,503	8/29/03	1988
Milford	CT	—	1,712	13,969	107	1,713	14,075	15,788	893	7/29/05	1987
Berlin	CT	—	2,770	8,409	15	2,771	8,423	11,194	261	10/24/06	1962
East Windsor	CT	9,316	2,960	12,360	—	2,942	12,378	15,320	385	10/24/06	1989
North Haven	CT	5,003	2,090	9,141	8	2,091	9,148	11,239	282	10/24/06	1970
Orange	CT	—	2,270	7,943	8	2,271	7,950	10,221	247	10/24/06	1993
Wallingford	CT	—	2,010	7,352	11	2,011	7,362	9,373	233	10/24/06	1978
Wallingford	CT	—	1,470	2,165	5	1,471	2,169	3,640	71	10/24/06	1978
Wallingford	CT	—	2,300	8,621	1,317	2,301	9,937	12,238	305	10/24/06	1976
Wallingford	CT	—	620	2,168	4	620	2,172	2,792	67	10/24/06	1979
Wallingford	CT	—	470	2,280	27	470	2,307	2,777	71	10/24/06	1974
Wallingford	CT	—	800	2,251	3	800	2,254	3,054	71	10/24/06	1977
Wallingford	CT	—	740	2,552	4	740	2,556	3,296	79	10/24/06	1980
Wallingford	CT	—	680	3,144	4	680	3,148	3,828	97	10/24/06	1982
Wallingford	CT	—	720	3,067	129	720	3,196	3,916	94	10/24/06	1984
Cromwell	CT	—	622	6,194	—	622	6,194	6,816	45	9/28/07	1998
Washington	DC	—	2,485	22,696	5,638	2,485	28,334	30,819	7,483	9/13/96	1976
Washington	DC	—	12,008	51,528	30,163	12,227	81,472	93,699	20,828	3/31/97	1996
Washington	DC	21,323	6,979	29,949	1,767	7,107	31,588	38,695	8,475	3/31/97	1989
Washington	DC	—	1,851	16,511	5,039	1,887	21,514	23,401	5,046	12/19/97	1966
Washington	DC	29,437	5,975	53,778	2,988	5,975	56,766	62,741	13,983	6/23/98	1991
Wilmington	DE	—	4,409	39,681	10,317	4,413	49,994	54,407	11,177	7/23/98	1986
Wilmington	DE	—	1,478	13,306	659	1,477	13,966	15,443	2,917	7/13/99	1984
Orlando	FL	—	—	362	1	36	327	363	73	2/19/98	1997
Orlando	FL	—	722	6,499	(59)	716	6,446	7,162	1,593	2/19/98	1997
Orlando	FL	—	256	2,308	64	263	2,365	2,628	584	2/19/98	1997
Miami	FL	—	144	1,297	319	144	1,616	1,760	609	3/19/98	1987
Savannah	GA	—	544	2,330	655	553	2,976	3,529	752	3/31/97	1990

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Atlanta	GA	467	197	1,757	46	197	1,803	2,000	157	7/16/04	1972
Atlanta	GA	733	265	2,382	495	265	2,877	3,142	409	7/16/04	1972
Atlanta	GA	421	202	1,580	22	202	1,602	1,804	138	7/16/04	1972
Atlanta	GA	698	280	2,657	54	280	2,711	2,991	232	7/16/04	1972
Atlanta	GA	2,501	1,070	8,930	712	1,070	9,642	10,712	949	7/16/04	1972
Atlanta	GA	391	157	1,505	15	157	1,520	1,677	131	7/16/04	1972
Atlanta	GA	628	223	2,006	463	223	2,469	2,692	321	7/16/04	1972
Atlanta	GA	—	1,521	11,826	—	1,521	11,826	13,347	1,022	7/16/04	1972
Atlanta	GA	495	210	1,779	132	210	1,911	2,121	166	7/16/04	1972
Atlanta	GA	2,799	1,209	9,747	1,036	1,209	10,783	11,992	1,014	7/16/04	1972
Atlanta	GA	1,930	1,126	6,930	217	1,126	7,147	8,273	647	7/16/04	1972
Atlanta	GA	586	245	2,006	262	245	2,268	2,513	213	7/16/04	1972
Atlanta	GA	812	346	2,899	235	346	3,134	3,480	260	7/16/04	1967
Atlanta	GA	1,224	480	4,328	438	480	4,766	5,246	465	7/16/04	1967
Atlanta	GA	—	1,713	7,649	157	1,713	7,806	9,519	684	7/16/04	1967
Atlanta	GA	662	289	2,403	145	289	2,548	2,837	212	7/16/04	1967
Atlanta	GA	—	372	3,600	57	372	3,657	4,029	314	7/16/04	1967
Atlanta	GA	—	364	3,527	61	364	3,588	3,952	309	7/16/04	1967
Atlanta	GA	1,079	425	4,119	82	425	4,201	4,626	361	7/16/04	1967
Atlanta	GA	—	1,122	10,867	89	1,122	10,956	12,078	951	7/16/04	1967
Atlanta	GA	3,898	1,620	13,661	1,420	1,620	15,081	16,701	1,590	7/16/04	1967
Atlanta	GA	126	52	483	5	52	488	540	43	7/16/04	1967
Atlanta	GA	557	257	2,119	10	257	2,129	2,386	184	7/16/04	1972
Atlanta	GA	657	268	2,380	168	268	2,548	2,816	241	7/16/04	1972
Atlanta	GA	1,686	685	5,837	704	685	6,541	7,226	577	7/16/04	1972
Atlanta	GA	2,206	939	8,387	126	939	8,513	9,452	766	7/16/04	1972
Atlanta	GA	2,371	1,154	8,454	555	1,154	9,009	10,163	739	7/16/04	1972
Atlanta	GA	767	303	2,595	391	303	2,986	3,289	406	7/16/04	1972
Atlanta	GA	504	235	1,906	21	235	1,927	2,162	167	7/16/04	1972
Atlanta	GA	—	917	—	—	917	—	917	—	7/16/04	1972
Atlanta	GA	402	156	1,400	168	156	1,568	1,724	142	7/16/04	1972
Atlanta	GA	—	2,197	—	3	2,197	3	2,200	—	7/16/04	1972
Atlanta	GA	—	2,459	18,549	624	2,463	19,169	21,632	1,608	8/24/04	1985

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Atlanta	GA	—	952	7,643	312	952	7,955	8,907	635	9/9/04	1983
Atlanta	GA	—	2,524	20,407	860	2,526	21,265	23,791	1,281	8/23/05	1985
Roswell	GA	—	624	5,491	1,215	625	6,705	7,330	416	9/2/05	1974
Macon	GA	13,715	2,674	19,311	461	2,675	19,771	22,446	843	4/28/06	1988
Adairsville	GA	—	1,920	9,357	—	1,920	9,357	11,277	172	4/2/07	1993
Adairsville	GA	—	900	3,009	—	900	3,009	3,909	56	4/2/07	1996
Atlanta	GA	—	2,560	10,605	—	2,560	10,605	13,165	127	7/26/07	1989
Decatur	GA	4,524	3,100	4,961	95	3,100	5,056	8,156	57	8/15/07	1986
Marrietta	GA	—	2,190	6,586	—	2,190	6,586	8,776	48	9/5/07	1998
Oahu	HI	—	156,939	4,320	18,499	157,420	22,338	179,758	705	12/5/03	—
Oahu	HI	—	93,821	—	189	93,728	282	94,010	14	12/5/03	—
Oahu	HI	—	78,842	4,789	(54)	78,752	4,825	83,577	483	12/5/03	—
Oahu	HI	—	7,982	—	(10)	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	66,253	—	8,050	66,171	8,132	74,303	349	12/5/03	—
Oahu	HI	—	718	—	—	718	—	718	—	12/5/03	—
Oahu	HI	—	43,419	223	2,260	33,735	12,167	45,902	919	12/5/03	—
Oahu	HI	—	11,450	—	9	11,437	22	11,459	—	12/5/03	—
Oahu	HI	—	9,671	—	(11)	9,660	—	9,660	—	12/5/03	—
Oahu	HI	—	2,114	456	(3)	2,112	455	2,567	46	12/5/03	—
Oahu	HI	—	1,343	—	(1)	1,342	—	1,342	—	12/5/03	—
Oahu	HI	—	2,038	—	(3)	2,035	—	2,035	—	6/15/05	—
Oahu	HI	—	1,354	—	(2)	1,352	—	1,352	—	6/15/05	—
Oahu	HI	—	3,547	—	(6)	3,541	—	3,541	—	6/15/05	—
Oahu	HI	—	1,572	—	(3)	1,569	—	1,569	—	6/15/05	—
Oahu	HI	—	1,232	—	(2)	1,230	—	1,230	—	6/15/05	—
Oahu	HI	—	434	3,983	287	426	4,278	4,704	256	6/15/05	—
Oahu	HI	—	11,645	—	(21)	11,624	—	11,624	—	6/15/05	—
Oahu	HI	—	1,509	—	(3)	1,506	—	1,506	—	6/15/05	—
Oahu	HI	—	1,725	—	(3)	1,722	—	1,722	—	6/15/05	—
Oahu	HI	—	2,190	—	(3)	2,187	—	2,187	—	6/15/05	—
Oahu	HI	—	2,672	—	(5)	2,667	—	2,667	—	6/15/05	—
Oahu	HI	—	1,764	—	(3)	1,761	—	1,761	—	6/15/05	—
Oahu	HI	—	294	2,297	(3)	294	2,294	2,588	146	6/15/05	—

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Oahu	HI	—	27,455	—	(50)	27,405	—	27,405	—	6/15/05	—
Oahu	HI	—	13,904	—	(20)	13,884	—	13,884	—	6/15/05	—
Oahu	HI	—	651	—	(2)	649	—	649	—	6/15/05	—
Oahu	HI	—	1,497	—	(3)	1,494	—	1,494	—	6/15/05	—
Oahu	HI	—	963	—	(1)	962	—	962	—	6/15/05	—
Oahu	HI	—	1,624	—	(2)	1,622	—	1,622	—	6/15/05	—
Oahu	HI	—	1,244	—	(1)	1,243	—	1,243	—	6/15/05	—
Oahu	HI	—	707	—	(1)	706	—	706	—	6/15/05	—
Oahu	HI	—	381	—	—	381	—	381	—	6/15/05	—
Oahu	HI	—	717	—	—	717	—	717	—	6/15/05	—
Oahu	HI	—	553	—	—	553	—	553	—	6/15/05	—
Oahu	HI	—	243	1,457	(2)	243	1,455	1,698	93	6/15/05	—
Oahu	HI	—	536	—	—	536	—	536	—	6/15/05	—
Oahu	HI	—	2,949	—	(5)	2,944	—	2,944	—	6/15/05	—
Oahu	HI	—	1,393	—	8,795	1,390	8,798	10,188	126	6/15/05	—
Oahu	HI	—	714	—	—	714	—	714	—	6/15/05	—
Oahu	HI	—	419	—	—	419	—	419	—	6/15/05	—
Oahu	HI	—	1,384	—	(3)	1,381	—	1,381	—	6/15/05	—
Oahu	HI	—	218	—	—	218	—	218	—	6/15/05	—
Oahu	HI	—	568	—	(1)	567	—	567	—	6/15/05	—
Oahu	HI	—	5,839	—	(10)	5,829	—	5,829	—	6/15/05	—
Oahu	HI	—	1,296	—	(3)	1,293	—	1,293	—	6/15/05	—
Oahu	HI	—	1,601	—	(2)	1,599	—	1,599	—	6/15/05	—
Oahu	HI	—	1,829	—	(3)	1,826	—	1,826	—	6/15/05	—
Oahu	HI	—	1,985	—	(4)	1,981	—	1,981	—	6/15/05	—
Oahu	HI	—	2,658	—	(5)	2,653	—	2,653	—	6/15/05	—
Oahu	HI	—	6,607	—	(14)	6,593	—	6,593	—	6/15/05	—
Oahu	HI	—	1,251	—	(1)	1,250	—	1,250	—	6/15/05	—
Oahu	HI	—	358	—	55	358	55	413	—	6/15/05	—
Oahu	HI	—	3,164	—	(5)	3,159	—	3,159	—	6/15/05	—
Eldridge	IA	—	470	7,271	—	470	7,271	7,741	135	4/2/07	1994
Deerfield	IL	—	2,515	20,186	122	2,521	20,302	22,823	1,033	12/14/05	1986
Lake Forest	IL	—	1,258	9,630	27	1,261	9,654	10,915	493	12/14/05	2001

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Waukegan	IL	—	1,769	15,141	(193)	1,750	14,967	16,717	766	12/14/05	1990
Waukegan	IL	—	1,746	14,753	282	1,774	15,007	16,781	764	12/14/05	1998
Bannockburn	IL	24,794	5,846	48,568	118	5,858	48,674	54,532	2,484	12/29/05	1999
Aurora	IL	—	1,180	3,411	—	1,180	3,411	4,591	63	4/2/07	1977
Aurora	IL	—	1,740	13,586	—	1,740	13,586	15,326	216	5/1/07	1999
Indianapolis	IN	—	7,495	60,465	5,680	7,496	66,144	73,640	4,204	5/10/05	1977
Indianapolis	IN	—	665	5,215	93	665	5,308	5,973	334	6/17/05	1987
Carmel	IN	—	667	5,724	50	667	5,774	6,441	222	6/15/06	1982
Scottsburg	IN	—	270	4,726	—	270	4,726	4,996	88	4/2/07	1970
Kansas City	KS	—	1,042	4,469	4,244	1,061	8,694	9,755	1,892	3/31/97	1990
Wichita	KS	—	2,720	2,029	—	2,720	2,029	4,749	45	4/2/07	1994
Erlanger	KY	—	2,022	9,545	392	2,020	9,939	11,959	1,084	6/30/03	1999
Boston	MA	—	3,378	30,397	9,600	3,378	39,997	43,375	11,131	9/28/95	1915
Boston	MA	—	1,447	13,028	520	1,448	13,547	14,995	4,045	9/28/95	1993
Boston	MA	—	1,500	13,500	2,856	1,500	16,356	17,856	4,414	12/18/95	1875
Charlton	MA	—	141	1,269	8	141	1,277	1,418	339	5/15/97	1988
Fitchburg	MA	—	223	2,004	10	223	2,014	2,237	535	5/15/97	1994
Grafton	MA	—	37	336	4	37	340	377	90	5/15/97	1930
Milford	MA	—	144	1,297	266	401	1,306	1,707	347	5/15/97	1989
Millbury	MA	—	34	309	4	34	313	347	83	5/15/97	1950
Northbridge	MA	—	32	290	5	32	295	327	78	5/15/97	1962
Spencer	MA	—	211	1,902	10	211	1,912	2,123	508	5/15/97	1992
Sturbridge	MA	—	83	751	6	83	757	840	201	5/15/97	1986
Webster	MA	—	315	2,834	14	315	2,848	3,163	756	5/15/97	1995
Westborough	MA	—	42	381	5	42	386	428	102	5/15/97	1900
Westborough	MA	—	396	3,562	15	396	3,577	3,973	950	5/15/97	1986
Worcester	MA	—	354	3,189	14	354	3,203	3,557	851	5/15/97	1985
Worcester	MA	—	895	8,052	41	895	8,093	8,988	2,149	5/15/97	1990
Worcester	MA	—	111	1,000	292	397	1,006	1,403	267	5/15/97	1986
Worcester	MA	—	265	2,385	12	265	2,397	2,662	637	5/15/97	1972
Worcester	MA	—	158	1,417	7	157	1,425	1,582	378	5/15/97	1992
Worcester	MA	—	1,132	10,186	38	1,132	10,224	11,356	2,716	5/15/97	1989
Lexington	MA	—	1,054	9,487	9,799	1,054	19,286	20,340	2,974	1/30/98	1968

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Quincy	MA	—	1,668	11,097	2,698	1,668	13,795	15,463	3,210	4/3/98	1988
Quincy	MA	—	2,477	16,645	5,478	2,477	22,123	24,600	5,214	4/3/98	1988
Auburn	MA	—	647	5,827	22	650	5,846	6,496	1,175	12/27/99	1977
Leominster	MA	—	778	7,003	26	781	7,026	7,807	1,412	12/27/99	1966
Stoneham	MA	—	931	8,062	901	931	8,963	9,894	1,345	9/28/01	1945
Foxborough	MA	—	3,021	25,721	30	3,021	25,751	28,772	3,135	2/13/03	1989
Mansfield	MA	—	1,550	13,908	2,508	1,550	16,416	17,966	1,679	8/1/03	1981
Mansfield	MA	—	1,358	11,658	602	1,357	12,261	13,618	1,285	8/1/03	2002
Mansfield	MA	—	1,183	9,749	52	1,182	9,802	10,984	1,073	8/1/03	1978
Mansfield	MA	—	1,033	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	529	1,261	11,633	12,894	1,197	9/5/03	1988
Mansfield	MA	—	1,023	8,954	736	1,023	9,690	10,713	969	9/5/03	1988
Quincy	MA	—	774	5,815	669	779	6,479	7,258	615	2/24/04	1999
Quincy	MA	—	2,586	16,493	571	2,586	17,064	19,650	1,372	9/21/04	1980
Quincy	MA	—	3,585	23,144	479	3,584	23,624	27,208	1,927	9/21/04	1981
Maynard	MA	—	3,603	26,180	38	3,603	26,218	29,821	518	3/30/07	1990
Taunton	MA	—	551	3,758	—	551	3,758	4,309	36	8/29/07	1986
Taunton	MA	—	462	4,970	—	462	4,970	5,432	47	8/29/07	1989
Gaithersburg	MD	—	4,381	18,798	1,205	4,461	19,923	24,384	5,213	3/31/97	1995
Germantown	MD	—	2,305	9,890	1,097	2,347	10,945	13,292	2,714	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	4,187	3,131	17,890	21,021	4,830	3/31/97	1992
Riverdale	MD	—	9,423	40,433	7,200	9,595	47,461	57,056	11,763	3/31/97	1994
Baltimore	MD	—	—	12,430	860	—	13,290	13,290	3,803	11/18/97	1988
Rockville	MD	—	3,251	29,258	2,718	3,248	31,979	35,227	7,798	2/2/98	1986
Baltimore	MD	—	900	8,097	435	901	8,531	9,432	1,956	10/15/98	1989
Pikesville	MD	—	589	5,305	531	590	5,835	6,425	1,262	8/11/99	1987
Baltimore	MD	—	6,328	54,645	8,807	6,328	63,452	69,780	6,724	1/28/03	1990
Baltimore	MD	—	2,830	22,996	7,575	2,830	30,571	33,401	2,721	7/16/04	1972
Rockville	MD	—	2,751	22,741	3,094	2,750	25,836	28,586	2,124	7/16/04	1980
Rockville	MD	—	1,961	16,064	2	1,961	16,066	18,027	1,389	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	2,145	17,573	19,718	1,519	7/20/04	2002
Rockville	MD	—	3,532	28,937	123	3,533	29,059	32,592	2,506	7/20/04	2002
Dearborn	MI	—	163	1,388	108	163	1,496	1,659	174	7/16/04	1973

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Dearborn	MI	—	227	2,108	680	227	2,788	3,015	201	7/16/04	1973
Dearborn	MI	—	163	1,466	3	163	1,469	1,632	127	7/16/04	1973
Dearborn	MI	—	163	1,320	33	163	1,353	1,516	133	7/16/04	1973
Dearborn	MI	—	210	1,885	31	209	1,917	2,126	164	7/16/04	1973
Dearborn	MI	—	153	1,321	45	153	1,366	1,519	128	7/16/04	1973
Dearborn	MI	—	92	551	—	92	551	643	48	7/16/04	1973
Dearborn	MI	—	118	1,049	61	118	1,110	1,228	95	7/16/04	1973
Dearborn	MI	—	4,158	33,184	4,106	4,158	37,290	41,448	3,588	7/16/04	1973
Dearborn	MI	—	179	1,352	65	179	1,417	1,596	123	7/16/04	1992
Dearborn	MI	—	223	1,059	41	223	1,100	1,323	93	7/16/04	1992
Dearborn	MI	—	179	1,473	95	179	1,568	1,747	135	7/16/04	1992
Dearborn	MI	—	52	479	56	52	535	587	48	7/16/04	1992
Dearborn	MI	—	51	439	—	51	439	490	38	7/16/04	1992
Dearborn	MI	—	153	1,230	30	153	1,260	1,413	107	7/16/04	1973
Dearborn	MI	—	221	1,582	642	221	2,224	2,445	329	7/16/04	1973
Dearborn	MI	—	104	939	543	104	1,482	1,586	83	7/16/04	1973
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	5,731	3/19/98	1957
Eagan	MN	—	1,424	12,822	4,179	1,425	17,000	18,425	3,588	3/19/98	1986
Mendota Heights	MN	—	533	4,795	13	533	4,808	5,341	1,174	3/19/98	1995
Minneapolis	MN	—	870	7,831	1,981	870	9,812	10,682	2,097	8/3/99	1987
Minneapolis	MN	—	695	6,254	2,071	695	8,325	9,020	1,681	8/3/99	1986
Plymouth	MN	—	563	5,064	1,345	563	6,409	6,972	1,489	8/3/99	1987
St. Paul	MN	—	696	6,263	1,890	695	8,154	8,849	1,931	8/3/99	1987
Minneapolis	MN	—	1,891	17,021	1,809	1,893	18,828	20,721	3,882	9/30/99	1980
Roseville	MN	—	672	6,045	981	672	7,026	7,698	1,360	12/1/99	1987
Roseville	MN	—	295	2,658	260	295	2,918	3,213	574	12/1/99	1987
Roseville	MN	—	185	1,661	336	185	1,997	2,182	407	12/1/99	1987
Roseville	MN	—	979	8,814	2,425	978	11,240	12,218	2,393	12/1/99	1987
Roseville	MN	—	586	5,278	195	586	5,473	6,059	1,068	12/1/99	1987
St. Paul	MN	—	1,303	10,451	120	1,304	10,570	11,874	930	6/2/04	1970
Kansas City	MO	—	1,443	6,193	2,185	1,470	8,351	9,821	2,192	3/31/97	1995
St. Louis	MO	—	903	7,602	791	903	8,393	9,296	883	11/7/03	1998
Arnold	MO	—	834	7,302	34	838	7,332	8,170	711	2/11/04	1999

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Kansas City	MO	—	1,346	9,531	653	1,347	10,183	11,530	555	11/1/05	1984
St. Louis	MO	—	4,800	8,020	107	4,801	8,126	12,927	264	10/5/06	1988
Kansas City	MO	—	1,800	6,493	242	1,801	6,734	8,535	204	10/31/06	1981
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	4,304	5/10/99	1979
Vorhees	NJ	—	673	4,232	620	589	4,936	5,525	1,210	5/26/98	1990
Vorhees	NJ	—	445	2,798	275	584	2,934	3,518	749	5/26/98	1990
Vorhees	NJ	—	1,053	6,625	1,728	998	8,408	9,406	2,277	5/26/98	1990
Florham Park	NJ	—	1,412	12,709	5,357	1,412	18,066	19,478	6,711	7/31/98	1979
Sanford	NC	—	2,420	7,020	—	2,420	7,020	9,440	130	4/2/07	1989
Albuquerque	NM	—	493	2,119	140	503	2,249	2,752	599	3/31/97	1984
Sante Fe	NM	—	1,551	6,650	846	1,578	7,469	9,047	2,029	3/31/97	1987
Albuquerque	NM	—	173	1,553	103	172	1,657	1,829	333	8/31/99	1984
Albuquerque	NM	—	422	3,797	706	422	4,503	4,925	885	8/31/99	1984
Albuquerque	NM	—	877	7,895	175	876	8,071	8,947	1,673	8/31/99	1984
Albuquerque	NM	—	441	3,970	961	441	4,931	5,372	876	8/31/99	1984
Albuquerque	NM	—	40	141	137	40	278	318	34	2/12/02	1985
Albuquerque	NM	—	129	1,217	182	129	1,399	1,528	228	2/12/02	1985
Albuquerque	NM	—	39	351	107	39	458	497	61	2/12/02	1985
Albuquerque	NM	—	1,778	14,407	1,704	1,778	16,111	17,889	2,469	2/12/02	1985
Albuquerque	NM	—	444	3,890	227	444	4,117	4,561	597	2/12/02	1987
Albuquerque	NM	—	152	1,526	270	152	1,796	1,948	312	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	1,594	1,967	18,805	20,772	2,295	12/6/02	1974
Albuquerque	NM	—	794	5,568	9	794	5,577	6,371	598	9/17/03	1975
Albuquerque	NM	—	3,235	24,490	439	3,235	24,929	28,164	2,629	9/17/03	1975
White Plains	NY	—	1,200	10,870	872	1,200	11,742	12,942	3,424	2/6/96	1952
Brooklyn	NY	—	775	7,054	143	775	7,197	7,972	2,053	6/6/96	1971
Buffalo	NY	1,701	4,405	18,899	1,617	4,485	20,436	24,921	5,633	3/31/97	1994
Irondoquoit	NY	—	1,910	17,189	1,062	1,910	18,251	20,161	4,309	6/30/98	1986
Islandia	NY	—	813	7,319	2,124	809	9,447	10,256	1,846	6/11/99	1987
Minneola	NY	—	3,419	30,774	4,216	3,416	34,993	38,409	7,626	6/11/99	1971
Syracuse	NY	—	1,788	16,096	3,554	1,789	19,649	21,438	4,481	6/29/99	1972
Melville	NY	—	3,155	28,395	5,246	3,260	33,536	36,796	6,293	7/22/99	1985
Syracuse	NY	—	466	4,196	1,120	467	5,315	5,782	1,368	9/24/99	1990

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

DeWitt	NY	—	454	4,086	654	457	4,737	5,194	925	12/28/99	1987
Pittsford	NY	—	530	4,109	6	531	4,114	4,645	323	11/30/04	1998
Pittsford	NY	—	683	4,889	117	684	5,005	5,689	425	11/30/04	1999
Pittsford	NY	—	1,018	7,618	18	1,020	7,634	8,654	600	11/30/04	2000
Pittsford	NY	—	526	3,755	445	528	4,198	4,726	308	11/30/04	2003
Pittsford	NY	4,330	662	4,993	24	663	5,016	5,679	393	11/30/04	2002
Pittsford	NY	893	119	937	116	119	1,053	1,172	78	11/30/04	2002
Pittsford	NY	—	307	2,083	167	308	2,249	2,557	242	11/30/04	2004
Rochester	NY	—	761	6,597	12	762	6,608	7,370	517	11/30/04	2002
Liverpool	NY	—	375	3,265	1,090	375	4,355	4,730	161	1/6/06	1997
Rochester	NY	—	614	4,498	2	614	4,500	5,114	220	1/6/06	2000
Rochester	NY	—	350	2,870	—	350	2,870	3,220	140	1/6/06	2003
Rochester	NY	—	1,462	12,482	—	1,462	12,482	13,944	611	1/6/06	1996
Rochester	NY	—	611	5,318	31	611	5,349	5,960	264	1/6/06	1999
Rochester	NY	—	126	1,066	—	126	1,066	1,192	52	1/6/06	1990
Rochester	NY	—	214	1,873	—	214	1,873	2,087	92	1/6/06	1990
Rochester	NY	—	495	3,935	—	495	3,935	4,430	193	1/6/06	1996
Rochester	NY	—	128	1,056	51	128	1,107	1,235	57	1/6/06	1992
Rochester	NY	—	207	1,769	—	207	1,769	1,976	87	1/6/06	1993
Rochester	NY	—	352	2,977	—	352	2,977	3,329	146	1/6/06	1993
Rochester	NY	—	282	2,279	—	282	2,279	2,561	112	1/6/06	1998
Dewitt	NY	—	377	3,158	11	377	3,169	3,546	143	3/14/06	1977
Dewitt	NY	—	288	2,506	98	288	2,604	2,892	113	3/14/06	1977
Dewitt	NY	—	191	1,533	152	191	1,685	1,876	78	3/14/06	1982
Dewitt	NY	—	968	7,875	88	968	7,963	8,931	353	3/14/06	1986
Dewitt	NY	—	736	5,722	122	736	5,844	6,580	262	3/14/06	1988
Dewitt	NY	—	537	5,501	319	537	5,820	6,357	292	3/14/06	1989
Dewitt	NY	—	1,023	9,038	164	1,023	9,202	10,225	411	3/14/06	1991
Dewitt	NY	—	676	5,512	1	676	5,513	6,189	247	3/14/06	1991
East Syracuse	NY	—	718	4,756	—	718	4,756	5,474	213	3/14/06	1995
East Syracuse	NY	6,445	1,534	7,688	—	1,534	7,688	9,222	344	3/14/06	1999
Fairport	NY	—	462	3,911	615	462	4,526	4,988	202	3/14/06	1987
Fairport	NY	—	554	5,372	606	555	5,977	6,532	332	3/14/06	1989

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Fairport	NY	—	1,447	11,726	102	1,447	11,828	13,275	526	3/14/06	1991
Fairport	NY	—	951	8,163	121	951	8,284	9,235	376	3/14/06	1996
Fairport	NY	—	1,335	11,203	12	1,335	11,215	12,550	503	3/14/06	1999
Fairport	NY	—	1,789	15,563	262	1,789	15,825	17,614	737	3/14/06	2004
Liverpool	NY	—	109	821	1	109	822	931	37	3/14/06	1987
Liverpool	NY	—	265	2,142	35	265	2,177	2,442	103	3/14/06	1960
Liverpool	NY	—	47	393	1	47	394	441	18	3/14/06	1960
North Syracuse	NY	—	222	2,077	—	222	2,077	2,299	93	3/14/06	1972
North Syracuse	NY	—	341	2,797	237	341	3,034	3,375	128	3/14/06	1973
Pittsford	NY	—	583	4,700	18	583	4,718	5,301	214	3/14/06	1986
Sherburne	NY	—	140	1,250	—	140	1,250	1,390	56	3/14/06	1979
Mason	OH	—	1,528	13,748	36	1,528	13,784	15,312	3,284	6/10/98	1994
Solon	OH	—	161	1,570	61	161	1,631	1,792	148	7/16/04	1975
Solon	OH	—	66	586	98	65	685	750	52	7/16/04	1975
Solon	OH	—	82	717	91	81	809	890	86	7/16/04	1975
Solon	OH	—	77	693	98	77	791	868	140	7/16/04	1975
Solon	OH	—	116	1,035	106	116	1,141	1,257	114	7/16/04	1975
Solon	OH	—	400	4,157	212	400	4,369	4,769	365	7/16/04	1975
Solon	OH	—	122	1,111	34	122	1,145	1,267	99	7/16/04	1975
Solon	OH	—	146	1,352	107	146	1,459	1,605	131	7/16/04	1975
Solon	OH	—	514	4,856	146	514	5,002	5,516	443	7/16/04	1975
Solon	OH	—	96	843	96	96	939	1,035	86	7/16/04	1975
Solon	OH	—	100	889	104	100	993	1,093	81	7/16/04	1975
Solon	OH	—	344	3,144	460	344	3,604	3,948	374	7/16/04	1975
Solon	OH	—	122	1,018	86	122	1,104	1,226	108	7/16/04	1975
Solon	OH	—	206	1,950	85	206	2,035	2,241	209	7/16/04	1975
Mason	OH	—	808	6,665	59	810	6,722	7,532	344	12/30/05	1999
Sharonville	OH	—	956	8,290	239	1,125	8,360	9,485	428	12/30/05	1999
Blue Ash	OH	—	883	7,175	4	883	7,179	8,062	276	6/15/06	1982
Cleveland	OH	—	610	6,376	—	610	6,376	6,986	118	4/2/07	1960
Miamisburg	OH	—	790	4,190	—	790	4,190	4,980	77	4/2/07	1986
Oklahoma City	OK	—	4,596	19,721	1,083	4,680	20,720	25,400	5,736	3/31/97	1992
Edmund	OK	—	226	2,036	26	229	2,059	2,288	431	8/13/99	1993

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Midwest City	OK	—	246	2,213	28	249	2,238	2,487	469	8/13/99	1993
Oklahoma City	OK	—	1,426	12,826	156	1,441	12,967	14,408	2,714	8/13/99	1993
Oklahoma City	OK	—	203	1,828	23	205	1,849	2,054	387	8/13/99	1993
FT. Washington	PA	—	1,872	8,816	2,687	1,872	11,503	13,375	2,442	9/22/97	1960
FT. Washington	PA	—	1,184	5,559	91	1,184	5,650	6,834	1,438	9/22/97	1967
FT. Washington	PA	—	683	3,198	889	680	4,090	4,770	1,068	9/22/97	1970
Horsham	PA	—	741	3,611	656	741	4,267	5,008	973	9/22/97	1983
King of Prussia	PA	—	634	3,251	1,046	634	4,297	4,931	997	9/22/97	1964
Philadelphia	PA	41,172	7,884	71,002	4,601	7,883	75,604	83,487	19,037	11/13/97	1980
FT. Washington	PA	—	1,154	7,722	1,485	1,154	9,207	10,361	2,110	1/15/98	1996
Plymouth Meeting	PA	—	1,412	7,415	3,390	1,413	10,804	12,217	2,555	1/15/98	1996
King of Prussia	PA	—	354	3,183	914	354	4,097	4,451	969	2/2/98	1968
King of Prussia	PA	—	552	2,893	232	552	3,125	3,677	741	2/2/98	1996
Pittsburgh	PA	—	720	9,589	1,730	720	11,319	12,039	2,687	2/27/98	1991
Philadelphia	PA	58,068	3,462	111,946	19,185	3,462	131,131	134,593	32,550	3/30/98	1983
Greensburg	PA	—	780	7,026	2,361	780	9,387	10,167	1,838	6/3/98	1997
Philadelphia	PA	—	24,753	222,775	39,926	24,747	262,707	287,454	61,528	6/30/98	1990
Moon Township	PA	—	1,663	14,966	684	1,663	15,650	17,313	3,925	9/14/98	1994
FT. Washington	PA	—	631	5,698	560	634	6,255	6,889	1,383	12/1/98	1998
Philadelphia	PA	—	931	8,377	1,544	930	9,922	10,852	2,308	6/11/99	1987
Moon Township	PA	—	202	1,814	653	202	2,467	2,669	653	8/23/99	1992
Moon Township	PA	—	555	4,995	996	555	5,991	6,546	1,677	8/23/99	1991
Moon Township	PA	—	502	4,519	687	502	5,206	5,708	1,298	8/23/99	1987
Moon Township	PA	—	410	3,688	1,166	410	4,854	5,264	1,056	8/23/99	1988
Moon Township	PA	—	489	4,403	838	490	5,240	5,730	1,072	8/23/99	1989
Moon Township	PA	—	612	5,507	519	612	6,026	6,638	1,277	8/23/99	1990
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Blue Bell	PA	—	268	2,414	239	268	2,653	2,921	569	9/14/99	1988
Blue Bell	PA	—	723	6,507	1,024	723	7,531	8,254	1,732	9/14/99	1988
Blue Bell	PA	—	709	6,382	783	709	7,165	7,874	1,574	9/14/99	1988
Philadelphia	PA	—	18,758	167,487	42,983	18,758	210,470	229,228	27,033	10/10/02	1974
Monroeville	PA	—	6,558	51,775	60	6,564	51,829	58,393	4,265	9/16/04	1971
Pittsburgh	PA	—	574	4,943	254	574	5,197	5,771	304	9/16/05	1990

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Pittsburgh	PA	—	345	2,798	809	345	3,607	3,952	232	9/16/05	1994
Pittsburgh	PA	—	469	3,884	252	469	4,136	4,605	265	9/16/05	1994
Pittsburgh	PA	—	616	5,280	321	616	5,601	6,217	309	9/16/05	1994
Pittsburgh	PA	—	1,049	8,739	512	1,049	9,251	10,300	542	9/16/05	1995
Pittsburgh	PA	—	1,151	9,664	419	1,152	10,082	11,234	534	9/16/05	1995
Pittsburgh	PA	—	907	7,381	231	907	7,612	8,519	483	9/16/05	1996
Pittsburgh	PA	—	858	7,130	221	859	7,350	8,209	470	9/16/05	1996
Pittsburgh	PA	—	1,057	8,899	2,014	1,057	10,913	11,970	1,384	9/16/05	1987
Delmont	PA	—	1,575	5,542	—	1,575	5,542	7,117	20	10/22/07	1999
Lincoln	RI	—	320	7,690	—	320	7,690	8,010	2,035	11/13/97	1997
Columbia	SC	—	570	4,511	26	570	4,537	5,107	185	5/10/06	1988
Columbia	SC	—	479	4,021	171	479	4,192	4,671	172	5/10/06	1985
Columbia	SC	—	1,237	10,165	153	1,237	10,318	11,555	418	5/10/06	1989
Columbia	SC	—	575	4,903	68	575	4,971	5,546	201	5/10/06	1982
Columbia	SC	—	659	5,622	20	659	5,642	6,301	229	5/10/06	1985
Columbia	SC	—	406	3,535	120	406	3,655	4,061	146	5/10/06	1982
Columbia	SC	—	632	5,418	49	632	5,467	6,099	223	5/10/06	1983
Columbia	SC	—	609	4,832	677	609	5,509	6,118	227	5/10/06	1984
Columbia	SC	—	700	3,865	2	700	3,867	4,567	101	12/28/06	2000
Columbia	SC	—	1,397	5,728	9	1,397	5,737	7,134	125	2/21/07	1984
Columbia	SC	—	50	215	—	50	215	265	5	2/21/07	1972
Columbia	SC	—	154	719	—	154	719	873	16	2/21/07	1996
Columbia	SC	—	2,420	4,017	—	2,420	4,017	6,437	80	4/2/07	1968
Graniteville	SC	—	720	15,552	231	720	15,783	16,503	273	4/2/07	1998
Fountain Inn	SC	—	520	6,822	—	520	6,822	7,342	107	5/23/07	1987
Memphis	TN	—	2,206	19,856	1,464	2,212	21,314	23,526	4,986	8/31/98	1985
Memphis	TN	—	2,113	18,201	15	2,114	18,215	20,329	1,688	4/28/04	2000
Memphis	TN	—	1,201	9,973	622	1,201	10,595	11,796	922	7/29/04	1983
Franklin	TN	—	5,800	13,190	—	5,800	13,190	18,990	76	10/22/07	1999
Austin	TX	6,943	1,218	11,040	2,130	1,218	13,170	14,388	3,365	12/5/97	1986
Austin	TX	6,211	1,226	11,126	518	1,226	11,644	12,870	3,009	12/5/97	1997
Austin	TX	12,860	2,317	21,037	3,293	2,317	24,330	26,647	6,343	12/5/97	1996
Austin	TX	8,191	1,621	14,594	758	1,621	15,352	16,973	4,154	12/5/97	1997

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Austin	TX	7,430	1,402	12,729	1,266	1,402	13,995	15,397	3,776	12/5/97	1997
Waco	TX	—	2,030	8,708	542	2,060	9,220	11,280	2,258	12/23/97	1997
Austin	TX	—	466	4,191	2,120	850	5,927	6,777	1,169	1/27/98	1980
Irving	TX	—	846	7,616	3,089	846	10,705	11,551	2,359	3/19/98	1995
Irving	TX	—	542	4,879	432	542	5,311	5,853	1,324	3/19/98	1995
Austin	TX	—	1,439	6,137	6,158	1,439	12,295	13,734	3,656	3/24/98	1975
Austin	TX	—	1,529	13,760	401	1,529	14,161	15,690	3,397	7/16/98	1993
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	2,975	10/7/98	1998
Austin	TX	—	4,878	43,903	1,171	4,875	45,077	49,952	10,391	10/7/98	1968
Austin	TX	—	9,085	—	6,889	11,640	4,334	15,974	—	10/7/98	—
Austin	TX	3,563	562	5,054	1,721	562	6,775	7,337	1,640	10/20/98	1998
Austin	TX	10,437	2,072	18,650	769	2,072	19,419	21,491	4,564	10/20/98	1998
Austin	TX	7,406	1,476	13,286	487	1,476	13,773	15,249	3,164	10/20/98	1998
Austin	TX	—	688	6,192	949	697	7,132	7,829	1,610	6/3/99	1985
Austin	TX	—	539	4,849	1,057	538	5,907	6,445	1,547	6/16/99	1999
Austin	TX	—	906	8,158	2,576	902	10,738	11,640	2,803	6/16/99	1999
Austin	TX	—	1,731	14,921	3,960	1,731	18,881	20,612	3,979	6/30/99	1975
Austin	TX	—	1,574	14,168	2,445	1,573	16,614	18,187	3,797	8/3/99	1982
Austin	TX	—	626	5,636	1,467	621	7,108	7,729	1,550	8/18/99	1987
Austin	TX	—	2,028	18,251	489	2,027	18,741	20,768	3,892	10/8/99	1985
Austin	TX	—	2,038	18,338	2,101	2,037	20,440	22,477	4,434	10/8/99	1997
Austin	TX	—	460	3,345	991	460	4,336	4,796	590	6/15/01	2001
Ft. Worth	TX	—	4,793	38,530	148	4,785	38,686	43,471	4,471	5/23/03	1996
Edinburg	TX	—	1,480	15,533	—	1,480	15,533	17,013	90	10/22/07	1999
El Paso	TX	—	1,700	9,736	—	1,700	9,736	11,436	48	10/22/07	1999
Fairfax	VA	—	569	5,122	623	569	5,745	6,314	1,571	12/4/96	1990
Falls Church	VA	—	3,456	14,828	4,437	3,519	19,202	22,721	4,429	3/31/97	1993
Arlington	VA	—	810	7,289	1,352	811	8,640	9,451	2,178	8/26/98	1987
Alexandria	VA	—	2,109	18,982	248	1,966	19,373	21,339	4,301	12/30/98	1987
Fairfax	VA	—	780	7,022	4	781	7,025	7,806	1,456	9/29/99	1988
Fairfax	VA	—	594	5,347	924	594	6,271	6,865	1,205	9/29/99	1988
Norfolk	VA	—	591	4,048	313	592	4,360	4,952	604	10/25/02	1999
Norfolk	VA	—	1,273	11,083	3,835	1,273	14,918	16,191	2,124	10/25/02	1987

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized						Original
				Buildings and	Subsequent to		Buildings and		Accumulated		Construction
Location	State	Encumbrances	Land	Equipment	Acquisition	Land	Equipment	Total(1)	Depreciation(2)	Date Acquired	Date

Norfolk	VA	—	559	4,535	1,283	559	5,818	6,377	912	10/25/02	1986
Virginia Beach	VA	—	682	5,431	371	686	5,798	6,484	513	6/4/04	1991
Winchester	VA	—	1,487	12,854	88	1,487	12,942	14,429	551	4/20/06	1964
Richland	WA	1,891	3,970	17,035	640	4,042	17,603	21,645	4,871	3/31/97	1995
Bellevue	WA	—	3,555	30,244	2,963	3,555	33,207	36,762	3,394	7/16/04	1980
Kent	WA	—	137	993	33	137	1,026	1,163	86	7/16/04	1978
Kent	WA	—	258	1,797	14	258	1,811	2,069	156	7/16/04	1978
Kent	WA	—	101	753	58	100	812	912	81	7/16/04	1978
Tukwila	WA	—	82	681	80	81	762	843	77	7/16/04	1975
Tukwila	WA	—	91	778	20	91	798	889	70	7/16/04	1975
Tukwila	WA	—	82	582	402	81	985	1,066	106	7/16/04	1975
Tukwila	WA	—	137	1,250	26	137	1,276	1,413	115	7/16/04	1975
Tukwila	WA	—	108	923	95	108	1,018	1,126	106	7/16/04	1975
Tukwila	WA	—	77	674	24	77	698	775	69	7/16/04	1975
Tukwila	WA	—	96	841	14	96	855	951	78	7/16/04	1975
Tukwila	WA	—	101	1,000	7	101	1,007	1,108	87	7/16/04	1975
Tukwila	WA	—	93	844	9	93	853	946	76	7/16/04	1975
Tukwila	WA	—	92	827	5	92	832	924	72	7/16/04	1975
Tukwila	WA	—	105	938	59	105	997	1,102	86	7/16/04	1975
Tukwila	WA	—	76	625	9	76	634	710	56	7/16/04	1975
Tukwila	WA	—	75	676	4	75	680	755	59	7/16/04	1975
Tukwila	WA	—	109	967	39	109	1,006	1,115	90	7/16/04	1975
Kennewick	WA	—	1,850	7,339	—	1,850	7,339	9,189	39	10/22/07	1999
Jefferson	WI	—	1,790	16,385	189	1,790	16,574	18,364	296	4/2/07	1968
Falling Waters	WV	—	906	3,886	521	922	4,391	5,313	1,135	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	820	1,950	9,002	10,952	2,344	3/31/97	1995
		$394,441	$1,193,456	$4,400,219	$562,619	$1,189,684	$4,966,610	$6,156,294	$808,216

Analysis of the carrying amount of real estate and equipment and accumulated depreciation:

	Real Estate and	Accumulated
	Equipment	Depreciation
Balance at January 1, 2005	$4,685,069	$454,411
Additions	580,125	111,951
Disposals	(29,093)	(17,154)
Balance at December 31, 2005	5,236,101	549,208
Additions	546,384	128,768
Disposals	(20,212)	(9,516)
Balance at December 31, 2006	5,762,273	668,460
Additions	403,863	147,550
Disposals	(9,842)	(7,794)
Balance at December 31, 2007	$6,156,294	$808,216

(1)	Excludes value of acquired real estate leases. Aggregate cost for federal income tax purposes is approximately $6,176,685.
(2)	Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Operating Officer
Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Mannix	President and Chief Operating Officer	February 28, 2008
John A. Mannix

/s/ John C. Popeo	Treasurer, Chief Financial Officer and Secretary	February 28, 2008
John C. Popeo	(principal financial officer and principal
accounting officer)

/s/ Frederick N. Zeytoonjian	Trustee	February 28, 2008
Frederick N. Zeytoonjian

/s/ Patrick F. Donelan	Trustee	February 28, 2008
Patrick F. Donelan

/s/ William A. Lamkin	Trustee	February 28, 2008
William A. Lamkin

/s/ Adam D. Portnoy	Trustee	February 28, 2008
Adam D. Portnoy

/s/ Barry M. Portnoy	Trustee	February 28, 2008
Barry M. Portnoy