Form 10-Q
period 2008-03-31
HRPT PROPERTIES TRUST
filed 2008-05-09
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 6, 2008:  225,444,497

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2008

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I                               Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Real estate properties:
Land	$1,201,683	$1,189,684
Buildings and improvements	5,072,208	4,966,610
	6,273,891	6,156,294
Accumulated depreciation	(847,622)	(808,216)
	5,426,269	5,348,078
Acquired real estate leases	162,007	150,672
Cash and cash equivalents	32,065	19,879
Restricted cash	11,543	18,027
Rents receivable, net of allowance for doubtful accounts of $7,728 and $6,290, respectively	202,335	197,967
Other assets, net	125,627	124,709
Total assets	$5,959,846	$5,859,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$308,000	$140,000
Senior unsecured debt, net	2,240,144	2,239,784
Mortgage notes payable, net	363,555	394,376
Accounts payable and accrued expenses	81,040	89,441
Acquired real estate lease obligations	43,268	41,607
Rent collected in advance	25,507	24,779
Security deposits	16,724	16,063
Due to affiliates	11,329	10,399
Total liabilities	3,089,567	2,956,449

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 225,444,497 shares issued and outstanding	2,254	2,254
Additional paid in capital	2,923,455	2,923,455
Cumulative net income	1,855,015	1,827,609
Cumulative common distributions	(2,298,882)	(2,251,539)
Cumulative preferred distributions	(293,927)	(281,260)
Total shareholders’ equity	2,870,279	2,902,883
Total liabilities and shareholders’ equity	$5,959,846	$5,859,332

See accompanying notes

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Rental income	$215,164	$204,964

Expenses:
Operating expenses	84,963	79,977
Depreciation and amortization	48,363	43,505
General and administrative	9,376	8,578
Total expenses	142,702	132,060

Operating income	72,462	72,904

Interest income	332	459
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,085 and $1,097, respectively)	(45,224)	(40,271)
Income from continuing operations before income tax expense	27,570	33,092
Income tax expense	(164)	—
Income from continuing operations	27,406	33,092
Income from discontinued operations	—	56
Net income	27,406	33,148
Preferred distributions	(12,667)	(15,401)
Net income available for common shareholders	$14,739	$17,747

Weighted average common shares outstanding – basic	225,444	210,609

Weighted average common shares outstanding – diluted	254,637	239,802

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.07	$0.08
Income from discontinued operations – basic and diluted	$—	$—
Net income available for common shareholders – basic and diluted	$0.07	$0.08

See accompanying notes

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$27,406	$33,148
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39,406	35,005
Amortization of debt discounts, premiums and deferred financing fees	1,085	1,097
Amortization of acquired real estate leases	7,473	7,724
Other amortization	3,997	3,229
Change in assets and liabilities:
Decrease in restricted cash	6,484	7,400
Increase in rents receivable and other assets	(19,922)	(24,931)
Decrease in accounts payable and accrued expenses	(6,217)	(23,620)
Increase in rent collected in advance	728	3,340
Increase (decrease) in security deposits	661	(102)
Increase (decrease) in due to affiliates	930	(5,260)
Cash provided by operating activities	62,031	37,030

Cash flows from investing activities:
Real estate acquisitions and improvements	(127,168)	(84,734)
Cash used for investing activities	(127,168)	(84,734)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	12,998
Proceeds from borrowings	188,000	120,000
Payments on borrowings	(50,664)	(18,163)
Deferred financing fees	(3)	(7)
Distributions to common shareholders	(47,343)	(44,111)
Distributions to preferred shareholders	(12,667)	(17,737)
Cash provided by financing activities	77,323	52,980

Increase in cash and cash equivalents	12,186	5,276
Cash and cash equivalents at beginning of period	19,879	17,783
Cash and cash equivalents at end of period	$32,065	$23,059

Supplemental cash flow information:
Interest paid (including capitalized interest paid of $0 and $226, respectively)	$50,973	$48,005

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As required, we adopted SFAS No. 157 on January 1, 2008 and have concluded that the effect is not material to our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements.

Note 2.  Real Estate Properties

During the three months ended March 31, 2008, we acquired two office properties for $123,700, excluding closing costs, and we funded $10,458 of improvements to our owned properties using cash on hand and borrowings under our revolving credit facility.

Note 3.  Indebtedness

In January 2008, we prepaid, at par, $28,600 of 8.50% mortgage debt due 2028, using cash on hand and borrowings under our revolving credit facility.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 3.9% and 5.9% per annum, for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, we had $308,000 outstanding and $442,000 available under our revolving credit facility.

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

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

Note 4.  Earnings per Common Share

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

	Three Months Ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$27,406			$33,092
Income from discontinued operations	—			56
Preferred distributions	(12,667)			(15,401)
Amounts used to calculate basic EPS	$14,739	225,444	$0.07	$17,747	210,609	$0.08

Note 5.  Segment Information

As of March 31, 2008, we owned 368 office properties and 169 industrial and other properties.  We account for all of our properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type as of and for the three months ended March 31, 2008 and 2007 is as follows:

	As of March 31, 2008			As of March 31, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,424	—	5,424	5,448	—	5,448
Oahu, HI	—	17,914	17,914	—	17,880	17,880
Metro Washington, DC	2,658	—	2,658	2,658	—	2,658
Southern California	1,444	—	1,444	1,444	—	1,444
Metro Boston, MA	3,100	—	3,100	3,027	—	3,027
Metro Austin, TX	1,492	1,236	2,728	1,491	1,316	2,807
Other Markets	22,086	9,961	32,047	20,849	6,114	26,963
Totals	36,204	29,111	65,315	34,917	25,310	60,227

Central business district, or CBD	12,182	158	12,340	11,327	158	11,485
Suburban	24,022	28,953	52,975	23,590	25,152	48,742
Total	36,204	29,111	65,315	34,917	25,310	60,227

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$32,084	$—	$32,084	$31,046	$—	$31,046
Oahu, HI	—	16,863	16,863	—	15,353	15,353
Metro Washington, DC	20,103	—	20,103	19,513	—	19,513
Southern California	12,353	—	12,353	12,491	—	12,491
Metro Boston, MA	14,295	—	14,295	15,314	—	15,314
Metro Austin, TX	8,098	3,297	11,395	7,934	3,177	11,111
Other Markets	92,457	15,614	108,071	88,212	11,924	100,136
Totals	$179,390	$35,774	$215,164	$174,510	$30,454	$204,964

CBD	$73,948	$314	$74,262	$70,199	$291	$70,490
Suburban	105,442	35,460	140,902	104,311	30,163	134,474
Total	$179,390	$35,774	$215,164	$174,510	$30,454	$204,964

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$17,154	$—	$17,154	$15,975	$—	$15,975
Oahu, HI	—	13,159	13,159	—	12,299	12,299
Metro Washington, DC	12,201	—	12,201	12,329	—	12,329
Southern California	9,022	—	9,022	9,245	—	9,245
Metro Boston, MA	8,637	—	8,637	10,001	—	10,001
Metro Austin, TX	4,395	1,884	6,279	4,150	1,612	5,762
Other Markets	52,591	11,158	63,749	51,273	8,103	59,376
Totals	$104,000	$26,201	$130,201	$102,973	$22,014	$124,987

CBD	$40,616	$214	$40,830	$38,951	$215	$39,166
Suburban	63,384	25,987	89,371	64,022	21,799	85,821
Total	$104,000	$26,201	$130,201	$102,973	$22,014	$124,987

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

The table below reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three months ended March 31, 2008 and 2007.  We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income available for common shareholders for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Rental income	$215,164	$204,964
Operating expenses	(84,963)	(79,977)
Property net operating income (NOI)	$130,201	$124,987

Property net operating income	$130,201	$124,987
Depreciation and amortization	(48,363)	(43,505)
General and administrative	(9,376)	(8,578)
Operating income	72,462	72,904

Interest income	332	459
Interest expense	(45,224)	(40,271)
Income from continuing operations before income tax expense	27,570	33,092
Income tax expense	(164)	—
Income from continuing operations	27,406	33,092
Income from discontinued operations	—	56
Net income	27,406	33,148
Preferred distributions	(12,667)	(15,401)
Net income available for common shareholders	$14,739	$17,747

Note 7.  Subsequent Events

In April 2008, we declared a distribution of $0.21 per common share, or approximately $47,300, to be paid on or about May 23, 2008, to shareholders of record on April 23, 2008.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which will be paid on or about May 15, 2008, to our preferred shareholders of record as of May 1, 2008.

As of May 6, 2008, we have an executed purchase agreement for an additional office property with an aggregate of approximately 374,000 square feet of space for a total purchase price of $53,050, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase this property.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

On May 5, 2008, we entered into a series of Purchase and Sale Agreements, or the Purchase Agreements, with Senior Housing Properties Trust, or SNH, for the sale by us to SNH, or certain of its subsidiaries, of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565,000.  On March 31, 2008, our investment in these properties totaled approximately $397,800 at cost, and our depreciated book value totaled approximately $347,900.  We expect the closings of these sales to occur in phases over the next twelve months.  Because we and SNH are both managed by Reit management & Research LLC, or RMR, the sales prices for the properties to be sold were established by reference to an independent appraisal and the terms of the transactions were negotiated by special committees of each company’s board of trustees comprised solely of independent trustees.  The transactions are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by tenants, the consent of mortgagees to the sales of the buildings which are encumbered by mortgages and financing contingencies relating to certain properties which have an aggregate purchase price of approximately $245,000.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

We primarily own office buildings located throughout the United States.  We also own approximately 17 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of March 31, 2008, 91.6% of our total square feet was leased, compared to 92.8% leased as of March 31, 2007.  These results primarily reflect the 1.7 percentage point decrease in occupancy at properties we owned continuously since January 1, 2007.  Occupancy data for 2008 and 2007 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2008	2007	2008	2007
Total properties	537	507	503	503
Total square feet	65,315	60,227	59,664	59,664
Percent leased (3)	91.6%	92.8%	91.1%	92.8%

(1)	Excludes properties sold or under contract for sale as of March 31, 2008.
(2)	Based on properties owned continuously since January 1, 2007, and excludes properties under contract for sale as of March 31, 2008.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended March 31, 2008, we signed new leases for 273,000 square feet and lease renewals for 553,000 square feet, at weighted average rental rates that were 2% above rents previously charged for the same space.  Average lease terms for leases signed during the three months ended March 31, 2008 were 5.6 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended March 31, 2008 totaled $9.4 million, or $11.40 per square foot (approximately $2.04/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in some of our markets have begun to show signs of weakness.  The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and construction of new office properties in certain markets has increased, causing our occupancy to decline.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally remained unchanged over the past twelve months, but are starting to increase in certain markets in 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We believe that modest decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 12.7% of our leased square feet and 15.8% of our rents are included in leases scheduled to expire through December 31, 2009.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of March 31, 2008, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2008	3,750	6.3%	6.3%	$69,539	7.9%	7.9%
2009	3,809	6.4%	12.7%	69,328	7.9%	15.8%
2010	6,471	10.8%	23.5%	101,447	11.5%	27.3%
2011	5,599	9.4%	32.9%	97,868	11.1%	38.4%
2012	5,418	9.0%	41.9%	107,925	12.3%	50.7%
2013	4,133	6.9%	48.8%	66,866	7.6%	58.3%
2014	2,915	4.9%	53.7%	51,437	5.8%	64.1%
2015	3,507	5.9%	59.6%	63,062	7.2%	71.3%
2016	2,965	4.9%	64.5%	48,285	5.5%	76.8%
2017	1,846	3.1%	67.6%	37,147	4.2%	81.0%
2018 and thereafter	19,430	32.4%	100.0%	167,099	19.0%	100.0%
	59,843	100.0%		$880,003	100.0%
Weighted average remaining lease term (in years):	8.7			6.3

(1)

Square feet is pursuant to signed leases as of March 31, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)	Rents are pursuant to signed leases as of March 31, 2008, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of March 31, 2008, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,820	8.1%	12.5%	2008 to 2020
2. GlaxoSmithKline plc	608	1.0%	1.7%	2013
3. PNC Financial Services Group	460	0.8%	1.3%	2011, 2021
4. Jones Day (law firm)	407	0.7%	1.3%	2012, 2019
5. Flextronics International Ltd.	894	1.5%	1.2%	2014
6. The Scripps Research Institute	164	0.3%	1.0%	2019
7. JDA Software Group, Inc.	283	0.5%	1.0%	2012
Total	7,636	12.9%	20.0%

(1)

Square feet is pursuant to signed leases as of March 31, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)	Rent is pursuant to signed leases as of March 31, 2008, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment Activities

During the three months ended March 31, 2008, we acquired two office properties with 878,000 square feet for a gross purchase price totaling $123.7 million.  At the time of acquisition, these properties were 91% leased and projected to yield approximately 9.0% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses on the date of closing.

Financing Activities

In January 2008, we prepaid, at par, $28.6 million of 8.50% mortgage debt due 2028, using cash on hand and borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)

Rental income	$215,164	$204,964	$10,200	5.0%

Expenses:
Operating expenses	84,963	79,977	4,986	6.2%
Depreciation and amortization	48,363	43,505	4,858	11.2%
General and administrative	9,376	8,578	798	9.3%
Total expenses	142,702	132,060	10,642	8.1%

Operating income	72,462	72,904	(442)	(0.6)%

Interest income	332	459	(127)	(27.7)%
Interest expense	(45,224)	(40,271)	(4,953)	(12.3)%
Income from continuing operations before income tax expense	27,570	33,092	(5,522)	(16.7)%
Income tax expense	(164)	—	(164)	(100.0)%
Income from continuing operations	27,406	33,092	(5,686)	(17.2)%
Income from discontinued operations	—	56	(56)	(100.0)%
Net income	27,406	33,148	(5,742)	(17.3)%
Preferred distributions	(12,667)	(15,401)	2,734	17.8%
Net income available for common shareholders	$14,739	$17,747	$(3,008)	(16.9)%

Weighted average common shares outstanding – basic	225,444	210,609	14,835	7.0%

Weighted average common shares outstanding – diluted	254,637	239,802	14,835	6.2%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.07	$0.08	$(0.01)	(12.5)%
Income from discontinued operations – basic and diluted	$—	$—	$—	—
Net income available for common shareholders – basic and diluted	$0.07	$0.08	$(0.01)	(12.5)%

Rental income.  Rental income increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to increases in rental income from our Oahu, HI and our Other Markets segments, offset by a decrease in rental income from our Metro Boston, MA segment, as described in the segment information footnote to our consolidated financial statements.  Rental income for our Oahu, HI market increased $1.5 million, or 10%, primarily due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007.  Rental income for our Other Markets segment increased $7.9 million, or 8%, primarily because of the acquisition of 30 properties since December 2006.  Rental income from our Metro Boston, MA market decreased $1.0 million, or 7%, primarily due to the decrease in occupancy in 2008, partially offset by rental income from property acquisitions since December 2006.  Rental income includes non-cash straight line rent adjustments totaling $2.0 million in 2008 and $4.7 million in 2007 and amortization of acquired real estate leases and obligations totaling ($2.5) million in 2008 and ($2.4) million in 2007.  Rental income also includes lease termination fees totaling $1.0 million in 2008 and $325,000 in 2007.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since December 2006.  In addition, the increase in depreciation and amortization expense reflects building and tenant improvement costs incurred throughout our portfolio since December 2006.

Interest expense.  The increase in interest expense in 2008 reflects an increase in average total debt outstanding which was used primarily to finance acquisitions in 2008 and 2007.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the increase in depreciation and amortization expense and a decrease in occupancy, partially offset by acquisitions in 2008 and 2007.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the increase in depreciation and amortization expense and a decrease in occupancy, partially offset by acquisitions in 2008 and 2007.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions reflects the partial redemption of our 8 ¾% series B preferred shares in November 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon the following factors:

•                  our ability to maintain or improve occupancies and effective rental rates at our properties;

•                  our ability to restrain operating cost increases at our properties; and

•                  our ability to purchase new properties which produce positive cash flows from operations.

We believe that present leasing market conditions in some areas where our properties are located may result in modest decreases in effective rents.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by pass-through of operating cost increases to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $62.0 million, ($127.2) million and $77.3 million, respectively, for the three months ended March 31, 2008, and $37.0 million, ($84.7) million and $53.0 million, respectively, for the three months ended March 31, 2007.  Changes in all three categories between 2008 and 2007 are primarily related to property acquisitions in 2008 and 2007, and repayments and issuances of debt obligations.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At March 31, 2008, there was $308 million outstanding and $442 million available under our revolving credit facility, and we had cash and cash equivalents of $32.1 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

                Our outstanding debt maturities and weighted average interest rates as of March 31, 2008, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2008	$8,175	$—	$—	$8,175	6.8%
2009	7,455	—	—	7,455	6.8%
2010	7,841	308,000	50,000	365,841	4.7%
2011	229,400	200,000	—	429,400	6.1%
2012	30,566	—	200,000	230,566	7.0%
2013	7,243	—	200,000	207,243	6.5%
2014	15,027	—	250,000	265,027	5.7%
2015	3,200	—	450,000	453,200	6.0%
2016	12,490	—	400,000	412,490	6.3%
2017	3,002	—	250,000	253,002	6.3%
2018 and thereafter	39,378	—	250,000	289,378	6.7%
	$363,777	$508,000	$2,050,000	$2,921,777	6.1%

(1)	Total debt as of March 31, 2008, net of unamortized premiums and discounts, equals $2,911,699.

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

During 2008, we purchased two office properties for $123.7 million, plus closing costs and funded improvements to our owned properties totaling $10.5 million.  We funded our 2008 acquisitions and improvements to our owned properties with cash on hand and by borrowing under our revolving credit facility.

As of March 31, 2008, we had an outstanding agreement to purchase an additional office property containing approximately 374,000 square feet of space for $53.1 million, plus closing costs.  The acquisition of this property is subject to various closing conditions customary in real estate transactions and no assurances can be given as to when or if we will purchase this property.

On May 5, 2008, we entered into a series of Purchase and Sale Agreements, or the Purchase Agreements with Senior Housing Properties Trust, or SNH, for the sale by us to SNH, or certain of its subsidiaries, of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  On March 31, 2008, our investment in these properties totaled approximately $397.8 million at cost, and our depreciated book value totaled approximately $347.9 million.  We expect the closings of these sales to occur in phases over the next twelve months.  The transactions are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by tenants, the consent of mortgagees to the sales of the buildings which are encumbered by mortgages and financing contingencies relating to certain properties which have an aggregate purchase price of approximately $245 million.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

During the three months ended March 31, 2008 and 2007, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Tenant improvements	$5,178	$12,629
Leasing costs	3,859	4,253
Building improvements (1)	1,789	1,592
Development, redevelopment and other activities (2)	3,491	7,302

(1)	Building improvements generally include recurring expenditures that we believe are necessary to maintain the value of our properties.
(2)	Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2008, are as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Square feet leased during the period	273	553	826
Total commitments for tenant improvements and leasing costs	$6,325	$3,091	$9,416
Leasing costs per square foot (whole dollars)	$23.17	$5.59	$11.40
Average lease term (years)	6.0	5.4	5.6
Leasing costs per square foot per year (whole dollars)	$3.86	$1.04	$2.04

In January 2008, we prepaid at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of March 31, 2008.

Debt Covenants

Our principal debt obligations at March 31, 2008, were our unsecured revolving credit facility and our $2.25 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2008, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $363.8 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at March 31, 2008.

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

Related Person Transactions

On May 5, 2008, we entered into the Purchase Agreements with SNH for the sale by us to SNH, or certain of its subsidiaries, of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  We expect the closings of these sales to occur in phases over the next twelve months.  SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999 and, at the time of this spin off, we and SNH entered into a Transaction Agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  Concurrently with the execution and delivery of the Purchase Agreements, we and SNH entered into an amendment to the Transaction Agreement, or the First Amendment Agreement, to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings, whether of single purpose or mixed use. The First Amendment Agreement is subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.  Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees, are the owners of RMR.  RMR is also SNH’s manager.  In addition, another of our trustees, Frederick N. Zeytoonjian, is also a trustee of SNH.  The sales prices for the properties to be sold were established by reference to an independent appraisal and the terms of the transactions were negotiated by special committees of each company’s board of trustees comprised solely of independent trustees.  The transactions are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by tenants, the consent of mortgagees to the sales of the buildings which are encumbered by mortgages and financing contingencies relating to certain properties which have an aggregate purchase price of approximately $245 million.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2007.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Our unsecured revolving credit facility and $200 million of our senior notes bear interest at floating rates and mature in August 2010 and March 2011, respectively.  As of March 31, 2008, we had $308 million outstanding and $442 million available for drawing under our revolving credit facility.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may be made on periodic interest payment dates.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus premiums.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our floating rate debt.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.          Other Information

Item 5.           Other Information

                On May 5, 2008, we entered into the Purchase Agreements with SNH for the sale by us to SNH, or certain of its subsidiaries, of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  Under the individual Purchase Agreements, SNH and its subsidiaries have agreed to pay aggregate purchase prices of approximately $554 million in cash and to assume three mortgages on two properties which total approximately $11 million.  The transactions under the individual Purchase Agreements are scheduled to close in phases over the next twelve months, and the timings of the closings may be accelerated in certain circumstances.  The transactions are subject to various closing conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by tenants, the consent of mortgagees to the sales of the buildings which are encumbered by mortgages and financing contingencies relating to certain properties which have an aggregate purchase price of approximately $245 million.  As a result, some or all of these properties may not be sold.

                SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999 and, at the time of this spin off, we and SNH entered into a Transaction Agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  Concurrently with the execution and delivery of the Purchase Agreements, we and SNH entered into an amendment to the Transaction Agreement, or the First Amendment Agreement, to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings, whether of single purpose or mixed use. The First Amendment Agreement is subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.

                Concurrently with the execution and delivery of the Purchase Agreements and the First Amendment Agreement, we and SNH also entered into a Right of First Refusal Agreement pursuant to which we granted to SNH a right of first refusal to purchase up to 45 additional identified properties (approximately 4.6 million square feet) that are currently leased by us principally to tenants in medical related businesses in the event that we determine to sell such properties or in the event of our change of control or of our subsidiary which owns such properties.

                We and SNH are managed by RMR, which is beneficially owned by Messrs. Barry M. Portnoy and Adam D. Portnoy.  In addition, Messrs. Barry M. Portnoy, Frederick N. Zeytoonjian and Adam D. Portnoy, three of our current trustees, also serve as trustees of SNH and SNH owns 1,000,000 of our common shares.  The sale prices for the properties to be sold were established by reference to an independent appraisal and the terms of the transactions were negotiated by special committees of each company’s board of trustees comprised solely of independent trustees.

                The descriptions of the Purchase Agreements, the First Amendment Agreement and the Right of First Refusal Agreement are qualified in their entirety by reference to the Purchase Agreements, the First Amendment Agreement and the Right of First Refusal Agreement, which are filed as Exhibits 10.1 to 10.23, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, AND

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE.

FOR EXAMPLE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ENTERED AGREEMENTS TO SELL 48 MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS FOR APPROXIMATELY $565 MILLION, AND THAT THESE SALES ARE EXPECTED TO OCCUR IN PHASES OVER THE NEXT TWELVE MONTHS.  THE TRANSACTIONS ARE SUBJECT TO VARIOUS CONDITIONS AND CONTINGENCIES TYPICAL OF LARGE COMMERCIAL REAL ESTATE TRANSACTIONS, INCLUDING, AMONG OTHER MATTERS, WAIVER OF ANY RIGHTS OF FIRST REFUSAL HELD BY TENANTS, THE CONSENT OF MORTGAGEES TO THE SALES OF THE BUILDINGS WHICH ARE ENCUMBERED BY MORTGAGES AND FINANCING CONTINGENCIES RELATING TO CERTAIN PROPERTIES WHICH HAVE AN AGGREGATE PURCHASE PRICE OF APPROXIMATELY $245 MILLION.  IF THESE CONDITIONS ARE NOT SATISFIED, SOME OR ALL OF THESE SALES MAY NOT BE COMPLETED, THE PURCHASE PRICES WE RECEIVE MAY DECLINE AND THESE SALES MAY BE ACCELERATED OR DELAYED,

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

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, UNDER “ITEM 1A. RISK FACTORS”.

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

Item 6.           Exhibits

3.1                              Composite copy of the Amended and Restated Bylaws of the Company, as amended to date. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2008)

10.1                        Purchase and Sale Agreement, dated as of May 5, 2008, among HRPT Properties Trust, HUB Properties Trust and MOB Realty Trust, as Sellers, and Senior Housing Properties Trust, as Purchaser (with respect to 21 properties located in Massachusetts, Pennsylvania, and New York). (filed herewith)

10.2                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (filed herewith)

10.3                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (filed herewith)

10.4                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Halifax Building, 6161 Kempsville Circle, Norfolk, Virginia). (filed herewith)

10.5                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Fair Oaks, 4001 Fair Ridge Drive, Fairfax, Virginia). (filed herewith)

10.6                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 2141 K Street, NW, Washington, DC). (filed herewith)

10.7                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 6818 Austin Center Blvd., Austin, Texas). (filed herewith)

10.8                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (filed herewith)

10.9                        Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (filed herewith)

10.10                  Purchase and Sale Agreement, dated as of May 5, 2008, between HRPT Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (filed herewith)

10.11                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (filed herewith)

10.12                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB RI Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (filed herewith)

10.13                  Purchase and Sale Agreement, dated as of May 5, 2008, between 4 Maguire Road Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4 Maguire Road, Lexington, Massachusetts). (filed herewith)

10.14                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4000 Old Court Road, Pikesville, Maryland). (filed herewith)

10.15                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1825, 1911 and 1925 N. Mills Avenue, Orlando, Florida). (filed herewith)

10.16                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (filed herewith)

10.17                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (filed herewith)

10.18                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (filed herewith)

10.19                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (filed herewith)

10.20                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (filed herewith)

10.21                  Purchase and Sale Agreement, dated as of May 5, 2008, between HUB Northeast Medical Arts Center LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (filed herewith)

10.22                  Right of First Refusal Agreement dated as of May 5, 2008 between HRPT Properties Trust, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, HUB Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, HUB Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and Senior Housing Properties Trust. (filed herewith)

10.23                  First Amendment To Transaction Agreement, dated as of May 5, 2008, between Senior Housing Properties Trust and HRPT Properties Trust. (filed herewith)

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
Dated: May 9, 2008

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 9, 2008