Form 10-Q
period 2008-06-30
HRPT PROPERTIES TRUST
filed 2008-08-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9317

HRPT PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices) (Zip Code)

617-332-3990

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 6, 2008: 227,618,438

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2008

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1. Financial Statements

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Real estate properties:
Land	$1,166,638	$1,189,684
Buildings and improvements	4,770,280	4,966,610
	5,936,918	6,156,294
Accumulated depreciation	(799,958)	(808,216)
	5,136,960	5,348,078
Properties held for sale	311,665	—
Acquired real estate leases	151,869	150,672
Cash and cash equivalents	33,277	19,879
Restricted cash	94,105	18,027
Rents receivable, net of allowance for doubtful accounts of $8,082 and $6,290, respectively	174,677	197,967
Other assets, net	100,593	124,709
Total assets	$6,003,146	$5,859,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$301,000	$140,000
Senior unsecured debt, net	2,240,504	2,239,784
Mortgage notes payable, net	380,116	394,376
Mortgage notes payable and other liabilities related to properties held for sale	16,271	—
Accounts payable and accrued expenses	96,358	89,441
Acquired real estate lease obligations	42,375	41,607
Rent collected in advance	22,628	24,779
Security deposits	12,597	16,063
Due to affiliates	12,819	10,399
Total liabilities	3,124,668	2,956,449

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 225,464,497 and 225,444,497 shares issued and outstanding, respectively	2,255	2,254
Additional paid in capital	2,923,611	2,923,455
Cumulative net income	1,923,067	1,827,609
Cumulative common distributions	(2,346,225)	(2,251,539)
Cumulative preferred distributions	(306,594)	(281,260)
Total shareholders’ equity	2,878,478	2,902,883
Total liabilities and shareholders’ equity	$6,003,146	$5,859,332

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Rental income	$204,273	$196,231	$405,445	$387,197

Expenses:
Operating expenses	83,747	77,800	164,964	154,534
Depreciation and amortization	45,228	42,684	90,041	83,211
General and administrative	8,991	8,633	17,853	16,724
Total expenses	137,966	129,117	272,858	254,469

Operating income	66,307	67,114	132,587	132,728

Interest income	89	567	418	1,025
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,431, $1,038, $2,526 and $2,148, respectively)	(44,383)	(42,190)	(89,423)	(82,308)
Loss on early extinguishment of debt	—	(711)	—	(711)
Income from continuing operations before income tax expense	22,013	24,780	43,582	50,734
Income tax benefit (expense)	4	—	(160)	—
Income from continuing operations	22,017	24,780	43,422	50,734
Discontinued operations:
Income from discontinued operations	6,068	6,694	12,069	13,888
Gain on sale of properties	39,967	—	39,967	—
Net income	68,052	31,474	95,458	64,622
Preferred distributions	(12,667)	(15,401)	(25,334)	(30,802)
Net income available for common shareholders	$55,385	$16,073	$70,124	$33,820

Weighted average common shares outstanding – basic	225,449	211,721	225,447	211,168

Weighted average common shares outstanding – diluted	254,642	240,914	254,640	240,361

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.04	$0.04	$0.08	$0.09
Income from discontinued operations – basic and diluted	$0.20	$0.03	$0.23	$0.07
Net income available for common shareholders – basic and diluted	$0.25	$0.08	$0.31	$0.16

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$95,458	$64,622
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	78,906	71,451
Amortization of debt discounts, premiums and deferred financing fees	2,505	2,122
Amortization of acquired real estate leases	15,008	16,044
Other amortization	8,123	7,129
Loss on early extinguishment of debt	—	711
Gain on sale of properties	(39,967)	—
Change in assets and liabilities:
Decrease in restricted cash	5,522	5,064
Increase in rents receivable and other assets	(11,805)	(22,462)
Increase (decrease) in accounts payable and accrued expenses	8,723	(10,705)
(Decrease) increase in rent collected in advance	(201)	3,144
Increase in security deposits	981	104
Increase (decrease) in due to affiliates	2,420	(4,515)
Cash provided by operating activities	165,673	132,709

Cash flows from investing activities:
Real estate acquisitions and improvements	(159,655)	(238,235)
Proceeds from sale of properties	81,813	—
Increase in restricted cash	(81,813)	—
Cash used for investing activities	(159,655)	(238,235)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	23,661
Proceeds from borrowings	240,000	704,475
Payments on borrowings	(112,594)	(488,051)
Deferred financing fees	(6)	(1,677)
Distributions to common shareholders	(94,686)	(88,501)
Distributions to preferred shareholders	(25,334)	(33,138)
Cash provided by financing activities	7,380	116,769

Increase in cash and cash equivalents	13,398	11,243
Cash and cash equivalents at beginning of period	19,879	17,783
Cash and cash equivalents at end of period	$33,277	$29,026

Supplemental cash flow information:
Interest paid (including capitalized interest paid of $489 in 2007)	$84,628	$80,508

Non-cash investing activities:
Real estate acquisitions	$(30,639)	$—

Non-cash financing activities:
Issuance of common shares	$157	$175
Assumption of mortgage notes payable	30,639	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.  Real Estate Properties

During the six months ended June 30, 2008, we acquired three office properties for $176,750, excluding closing costs, and we funded $25,967 of improvements to our owned properties using cash on hand, borrowings under our revolving credit facility and the assumption of $30,639 of secured mortgage debt.

On May 5, 2008, we entered into a series of purchase and sale agreements with Senior Housing Properties Trust for the sale of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565,000.  We sold five of these properties in June 2008 for $83,779, excluding closing costs, and recognized gains totaling $39,967.  We expect the sales of the remaining 43 properties to occur during the next three quarters.  These sales are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by certain tenants, and financing contingencies relating to certain properties.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

In June 2008, we also agreed to sell one additional office property for $15,000.  All properties under contract for sale as of June 30, 2008, are classified as held for sale on our consolidated balance sheet.  Results of operations for properties under contract for sale or sold as of June 30, 2008, are included in discontinued operations in our consolidated statements of income.  Summarized balance sheet and income statement information for properties under contract for sale or sold as of June 30, 2008, is as follows:

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

Balance Sheet:

As of June 30, 2008
Real estate properties, net	$273,542
Acquired real estate leases	7,063
Restricted cash	213
Rents receivable	24,850
Other assets, net	5,997
Properties held for sale	$311,665

Mortgage notes payable, net	$11,339
Acquired real estate lease obligations	148
Rent collected in advance	1,950
Security deposits	2,834
Mortgage notes payable and other liabilities related to properties held for sale	$16,271

Income Statement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental income	$13,875	$13,764	$27,867	$27,848
Operating expenses	(3,667)	(3,366)	(7,412)	(6,633)
Depreciation and amortization	(3,454)	(3,102)	(7,004)	(6,086)
General and administrative	(505)	(492)	(1,020)	(979)
Operating income	6,249	6,804	12,431	14,150

Interest income	1	1	4	2
Interest expense	(182)	(111)	(366)	(264)
Income from discontinued operations	$6,068	$6,694	$12,069	$13,888

Note 3.  Indebtedness

In January 2008, we prepaid, at par, $28,600 of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.

In June 2008, we assumed $30,639 of secured mortgage debt in connection with an acquisition.  This mortgage debt bears interest at 7.435%, requires monthly principal and interest payments and matures in 2011.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 3.5% and 5.9% per annum, for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, we had $301,000 outstanding and $449,000 available under our revolving credit facility.

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

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

Note 4.  Earnings per Common Share

Earnings per common share, or EPS, is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128.  The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.  The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$22,017			$24,780
Income from discontinued operations	6,068			6,694
Gain on sale of properties	39,967			—
Preferred distributions	(12,667)			(15,401)
Amounts used to calculate basic EPS	$55,385	225,449	$0.25	$16,073	211,721	$0.08

	Six Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$43,422			$50,734
Income from discontinued operations	12,069			13,888
Gain on sale of properties	39,967			—
Preferred distributions	(25,334)			(30,802)
Amounts used to calculate basic EPS	$70,124	225,447	$0.31	$33,820	211,168	$0.16

Note 5.  Segment Information

As of June 30, 2008, we owned 320 office properties and 169 industrial and other properties, excluding properties held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type, excluding properties held for sale or sold, as of and for the three and six months ended June 30, 2008 and 2007 is as follows:

	As of June 30, 2008			As of June 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,274	—	5,274	5,291	—	5,291
Oahu, HI	—	17,914	17,914	—	17,914	17,914
Metro Washington, DC	2,401	—	2,401	2,401	—	2,401
Metro Boston, MA	2,599	—	2,599	2,524	—	2,524
Southern California	1,174	—	1,174	1,173	—	1,173
Metro Austin, TX	1,342	1,237	2,579	1,342	1,236	2,578
Other Markets	21,536	9,961	31,497	20,076	9,409	29,485
Totals	34,326	29,112	63,438	32,807	28,559	61,366

Central business district, or CBD	11,999	158	12,157	10,757	158	10,915
Suburban	22,327	28,954	51,281	22,050	28,401	50,451
Total	34,326	29,112	63,438	32,807	28,559	61,366

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$29,652	$—	$29,652	$31,064	$—	$31,064
Oahu, HI	—	16,755	16,755	—	16,143	16,143
Metro Washington, DC	18,174	—	18,174	17,370	—	17,370
Metro Boston, MA	12,099	—	12,099	13,708	—	13,708
Southern California	9,529	—	9,529	9,549	—	9,549
Metro Austin, TX	6,671	3,387	10,058	6,180	3,193	9,373
Other Markets	91,997	16,009	108,006	84,228	14,796	99,024
Totals	$168,122	$36,151	$204,273	$162,099	$34,132	$196,231

CBD	$72,823	$313	$73,136	$67,336	$291	$67,627
Suburban	95,299	35,838	131,137	94,763	33,841	128,604
Total	$168,122	$36,151	$204,273	$162,099	$34,132	$196,231

Property net operating income:
Metro Philadelphia, PA	$14,829	$—	$14,829	$16,010	$—	$16,010
Oahu, HI	—	12,706	12,706	—	12,824	12,824
Metro Washington, DC	11,367	—	11,367	10,977	—	10,977
Metro Boston, MA	7,009	—	7,009	8,469	—	8,469
Southern California	6,493	—	6,493	6,511	—	6,511
Metro Austin, TX	3,038	1,926	4,964	2,651	1,704	4,355
Other Markets	51,161	11,997	63,158	48,147	11,138	59,285
Totals	$93,897	$26,629	$120,526	$92,765	$25,666	$118,431

CBD	$38,182	$211	$38,393	$37,150	$214	$37,364
Suburban	55,715	26,418	82,133	55,615	25,452	81,067
Total	$93,897	$26,629	$120,526	$92,765	$25,666	$118,431

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$61,300	$—	$61,300	$61,708	$—	$61,708
Oahu, HI	—	33,618	33,618	—	31,495	31,495
Metro Washington, DC	35,825	—	35,825	34,556	—	34,556
Metro Boston, MA	24,005	—	24,005	26,313	—	26,313
Southern California	19,009	—	19,009	19,033	—	19,033
Metro Austin, TX	13,417	6,685	20,102	12,715	6,370	19,085
Other Markets	179,964	31,622	211,586	168,286	26,721	195,007
Totals	$333,520	$71,925	$405,445	$322,611	$64,586	$387,197

CBD	$142,843	$628	$143,471	$133,672	$582	$134,254
Suburban	190,677	71,297	261,974	188,939	64,004	252,943
Total	$333,520	$71,925	$405,445	$322,611	$64,586	$387,197

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$31,625	$—	$31,625	$31,655	$—	$31,655
Oahu, HI	—	25,865	25,865	—	25,123	25,123
Metro Washington, DC	22,273	—	22,273	22,012	—	22,012
Metro Boston, MA	13,661	—	13,661	16,083	—	16,083
Southern California	13,120	—	13,120	13,167	—	13,167
Metro Austin, TX	6,532	3,809	10,341	5,827	3,317	9,144
Other Markets	100,440	23,156	123,596	96,239	19,240	115,479
Totals	$187,651	$52,830	$240,481	$184,983	$47,680	$232,663

CBD	$76,316	$425	$76,741	$73,565	$428	$73,993
Suburban	111,335	52,405	163,740	111,418	47,252	158,670
Total	$187,651	$52,830	$240,481	$184,983	$47,680	$232,663

The table below reconciles our calculation of property net operating income, or NOI, to net income, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three and six months ended June 30, 2008 and 2007.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental income	$204,273	$196,231	$405,445	$387,197
Operating expenses	(83,747)	(77,800)	(164,964)	(154,534)
Property net operating income (NOI)	$120,526	$118,431	$240,481	$232,663

Property net operating income	$120,526	$118,431	$240,481	$232,663
Depreciation and amortization	(45,228)	(42,684)	(90,041)	(83,211)
General and administrative	(8,991)	(8,633)	(17,853)	(16,724)
Operating income	66,307	67,114	132,587	132,728

Interest income	89	567	418	1,025
Interest expense	(44,383)	(42,190)	(89,423)	(82,308)
Loss on early extinguishment of debt	—	(711)	—	(711)
Income from continuing operations before income tax expense	22,013	24,780	43,582	50,734
Income tax benefit (expense)	4	—	(160)	—
Income from continuing operations	22,017	24,780	43,422	50,734
Income from discontinued operations	6,068	6,694	12,069	13,888
Gain on sale of properties	39,967	—	39,967	—
Net income	$68,052	$31,474	$95,458	$64,622

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except per share data)

Note 6.  Subsequent Events

In July 2008, we declared a distribution of $0.21 per common share, or approximately $47,800, to be paid on or about August 25, 2008, to shareholders of record on July 25, 2008.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which will be paid on or about August 15, 2008, to our preferred shareholders of record as of August 1, 2008.

In July 2008, we acquired via merger 42 properties containing 1,827 square feet of space for approximately $112,000, subject to adjustment during the second half of 2008 based on the contractual agreement, excluding closing costs.  This acquisition was funded with cash on hand, the assumption of $8,915 of mortgage debt, borrowings under our revolving credit facility and the issuance of 2,153.9 shares of our common stock.

In July 2008, we sold three properties with 152 square feet of space for $39,051, excluding closing costs.  In connection with these sales, the buyer assumed mortgage notes totaling $10,804.

HRPT PROPERTIES TRUST

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

Property Operations

As of June 30, 2008, 90.9% of our total square feet was leased, compared to 92.7% leased as of June 30, 2007.  These results exclude properties under contract for sale and primarily reflect the 2.2 percentage point decrease in occupancy at properties we owned continuously since January 1, 2007.  Occupancy data for 2008 and 2007 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (1)(2)
	As of June 30,		As of June 30,
	2008	2007	2008	2007
Total properties	489	475	455	455
Total square feet	63,438	61,366	57,465	57,465
Percent leased (3)	90.9%	92.7%	90.3%	92.5%

(1)       Excludes properties under contract for sale as of June 30, 2008.

(2)       Based on properties owned continuously since January 1, 2007.

(3)       Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended June 30, 2008, we signed lease renewals for 1,316,000 square feet and new leases for 379,000 square feet, at weighted average rental rates that were 9% above rents previously charged for the same space.  Average lease terms for leases signed during the three months ended June 30, 2008 were 5.6 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended June 30, 2008 totaled $13.3 million, or $7.84 per square foot (approximately $1.40/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in some of our markets have begun to show some weakness.  The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and completion of newly constructed office properties in certain markets has increased, causing our occupancy to decline.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally remained unchanged over the past twelve months, but are starting to increase in certain markets in 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that some decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Approximately 9.7% of our leased square feet and 12.6% of our rents are included in leases scheduled to expire through December 31, 2009.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of June 30, 2008, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2008	2,161	3.7%	3.7%	$36,913	4.5%	4.5%
2009	3,450	6.0%	9.7%	67,208	8.1%	12.6%
2010	6,421	11.1%	20.8%	99,663	12.0%	24.6%
2011	5,663	9.8%	30.6%	98,900	11.9%	36.5%
2012	5,172	9.0%	39.6%	102,860	12.4%	48.9%
2013	4,558	7.9%	47.5%	78,777	9.5%	58.4%
2014	2,890	5.0%	52.5%	49,393	6.0%	64.4%
2015	3,546	6.2%	58.7%	65,197	7.9%	72.3%
2016	2,717	4.7%	63.4%	44,099	5.3%	77.6%
2017	1,834	3.2%	66.6%	37,584	4.5%	82.1%
2018 and thereafter	19,247	33.4%	100.0%	148,837	17.9%	100.0%
	57,659	100.0%		$829,431	100.0%
Weighted average remaining lease term (in years):	8.7			6.1

(1)       Square feet is pursuant to signed leases as of June 30, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)       Rents are pursuant to signed leases as of June 30, 2008, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of June 30, 2008, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,686	8.1%	13.1%	2008 to 2020
2. GlaxoSmithKline plc	608	1.1%	1.8%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. Jones Day (law firm)	407	0.7%	1.4%	2012, 2019
5. Flextronics International Ltd.	894	1.6%	1.2%	2014
6. JDA Software Group, Inc.	283	0.5%	1.1%	2012
7. ING	410	0.7%	1.1%	2011, 2018
8. Ballard, Spahr Andrews & Ingersoll, LLP	235	0.4%	1.0%	2008, 2015
Total	7,983	13.9%	22.1%

(1)       Square feet is pursuant to signed leases as of June 30, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)       Rent is pursuant to signed leases as of June 30, 2008, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

Investment Activities

During the six months ended June 30, 2008, we acquired three office properties with 1,252,000 square feet of space for $176.8 million, excluding closing costs and allocated intangibles.  At the time of acquisition, these properties were 92.5% leased and yielded approximately 9.0% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses on the date of closing.  We also sold five office properties containing 449,000 square feet of space for $83.8 million, and recognized gains totaling $40.0 million.

Financing Activities

In January 2008, we prepaid, at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.  In June 2008, we assumed $30.6 million of secured mortgage debt in connection with an acquisition.  This mortgage debt bears interest at 7.435%, requires monthly principal and interest payments and matures in 2011.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)

Rental income	$204,273	$196,231	$8,042	4.1%

Expenses:
Operating expenses	83,747	77,800	5,947	7.6%
Depreciation and amortization	45,228	42,684	2,544	6.0%
General and administrative	8,991	8,633	358	4.1%
Total expenses	137,966	129,117	8,849	6.9%

Operating income	66,307	67,114	(807)	(1.2)%

Interest income	89	567	(478)	(84.3)%
Interest expense	(44,383)	(42,190)	(2,193)	(5.2)%
Loss on early extinguishment of debt	—	(711)	711	100.0%
Income from continuing operations before income tax expense	22,013	24,780	(2,767)	(11.2)%
Income tax benefit	4	—	4	100.0%
Income from continuing operations	22,017	24,780	(2,763)	(11.2)%
Discontinued operations:
Income from discontinued operations	6,068	6,694	(626)	(9.4)%
Gain on sale of properties	39,967	—	39,967	100.0%
Net income	68,052	31,474	36,578	116.2%
Preferred distributions	(12,667)	(15,401)	2,734	17.8%
Net income available for common shareholders	$55,385	$16,073	$39,312	244.6%

Weighted average common shares outstanding – basic	225,449	211,721	13,728	6.5%

Weighted average common shares outstanding – diluted	254,642	240,914	13,728	5.7%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.04	$0.04	$—	—%
Income from discontinued operations – basic and diluted	$0.20	$0.03	$0.17	566.7%
Net income available for common shareholders – basic and diluted	$0.25	$0.08	$0.17	212.5%

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income.  Rental income increased for the three months ended June 30, 2008, compared to the same period in 2007, primarily due to increases in rental income from our Other Markets segment, offset by a decrease in rental income from our Metro Philadelphia, PA and Metro Boston, MA segments, as described in the segment information footnote to our consolidated financial statements.  Rental income from our Other Markets segment increased $9.0 million, or 9%, primarily because of our acquisition of 27 properties since March 2007.  Rental income from our Metro Philadelphia, PA market decreased $1.4 million, or 5%, primarily due to the decrease in occupancy in 2008.  Rental income from our Metro Boston, MA market decreased $1.6 million, or 12%, primarily due to the decrease in occupancy in 2008, partially offset by rental income from property acquisitions since March 2007.  Rental income includes non-cash straight line rent adjustments totaling $3.3 million in 2008 and $3.3 million in 2007 and amortization of acquired real estate leases and obligations totaling ($2.4) million in 2008 and ($2.8) million in 2007.  Rental income also includes lease termination fees totaling $1.2 million in 2008 and $31,000 in 2007.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since March 2007.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since March 2007.

Interest expense.  The increase in interest expense in 2008 reflects an increase in average total debt outstanding which was used primarily to finance acquisitions in 2008 and 2007, partially offset by a decrease in floating interest rates.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2007 relates to the write-off of deferred financing fees associated with the repayment of $200 million of our floating rate senior notes in June 2007.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the increase in depreciation and amortization expense and a decrease in occupancy, partially offset by income from acquisitions in 2008 and 2007.

Income from discontinued operations.  Income from discontinued operations represents operating results from five office properties sold in June 2008, 44 properties under contract to be sold and one office property sold in 2007.

Gain on sale of properties.  We recognized gains totaling $40.0 million on the sale of five office properties in June 2008 for $83.8 million, excluding closing costs.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the gain on sale of properties recognized in 2008 and income from acquisitions in 2008 and 2007, offset by an increase in depreciation and amortization expense and a decrease in occupancy.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions reflects the partial redemption of our 8 ¾% series B preferred shares in November 2007.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)

Rental income	$405,445	$387,197	$18,248	4.7%

Expenses:
Operating expenses	164,964	154,534	10,430	6.7%
Depreciation and amortization	90,041	83,211	6,830	8.2%
General and administrative	17,853	16,724	1,129	6.8%
Total expenses	272,858	254,469	18,389	7.2%

Operating income	132,587	132,728	(141)	0.1%

Interest income	418	1,025	(607)	59.2%
Interest expense	(89,423)	(82,308)	(7,115)	(8.6)%
Loss on early extinguishment of debt	—	(711)	711	100.0%
Income from continuing operations before income tax expense	43,582	50,734	(7,152)	(14.1)%
Income tax expense	(160)	—	(160)	100.0%
Income from continuing operations	43,422	50,734	(7,312)	(14.4)%
Discontinued operations:
Income from discontinued operations	12,069	13,888	(1,819)	(13.1)%
Gain on sale of properties	39,967	—	39,967	100.0%
Net income	95,458	64,622	30,836	47.7%
Preferred distributions	(25,334)	(30,802)	5,468	17.8%
Net income available for common shareholders	$70,124	$33,820	$36,304	107.3%

Weighted average common shares outstanding – basic	225,447	211,168	14,279	6.8%

Weighted average common shares outstanding – diluted	254,640	240,361	14,279	5.9%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.08	$0.09	$(0.01)	(11.1)%
Income from discontinued operations – basic and diluted	$0.23	$0.07	$0.16	228.6%
Net income available for common shareholders – basic and diluted	$0.31	$0.16	$0.15	93.8%

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income.  Rental income increased for the six months ended June 30, 2008, compared to the same period in 2007, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, offset by a decrease in rental income from our Metro Boston, MA segment, as described in the segment information footnote to our consolidated financial statements.  Rental income from our Oahu, HI market increased by $2.1 million, or 7%, due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007 and 2008.  Rental income from our Other Markets segment increased $16.6 million, or 9%, primarily because of the acquisition of 30 properties since December 2006.  Rental income from our Metro Boston, MA market decreased $2.3 million, or 9%, primarily due to the decrease in occupancy in 2008, partially offset by rental income from property acquisitions since December 2006.  Rental income includes non-cash straight line rent adjustments totaling $4.9 million in 2008 and $7.1 million in 2007 and amortization of acquired real estate leases and obligations totaling ($4.7) million in 2008 and ($5.1) million in 2007.  Rental income also includes lease termination fees totaling $2.2 million in 2008 and $356,000 in 2007.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since December 2006.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since December 2006.

Interest expense.  The increase in interest expense in 2008 reflects an increase in average total debt outstanding which was used primarily to finance acquisitions in 2008 and 2007, partially offset by a decrease in floating interest rates.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2007 relates to the write-off of deferred financing fees associated with the repayment of $200 million of our floating rate senior notes in June 2007.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the increase in depreciation and amortization expense and a decrease in occupancy, partially offset by income from acquisitions in 2008 and 2007.

Income from discontinued operations.  Income from discontinued operations represents operating results from five office properties sold in June 2008, 44 properties under contract to be sold and one office property sold in 2007.

Gain on sale of properties.  We recognized gains totaling $40.0 million on the sale of five office properties in June 2008 for $83.8 million, excluding closing costs.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the gain on sale of properties recognized in 2008 and income from acquisitions in 2008 and 2007, offset by an increase in depreciation and amortization expense and a decrease in occupancy.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions reflects the partial redemption of our 8 ¾% series B preferred shares in November 2007.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

We believe that present leasing market conditions in some areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  Recent rises in fuel prices may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by the pass-through of operating cost increases to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $165.7 million, ($159.7) million and $7.4 million, respectively, for the six months ended June 30, 2008, and $132.7 million, ($238.2) million and $116.8 million, respectively, for the six months ended June 30, 2007.  Changes in all three categories between 2008 and 2007 are primarily related to property acquisitions in 2008 and 2007, and repayments and issuances of debt obligations.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At June 30, 2008, there was $301 million outstanding and $449 million available under our revolving credit facility, and we had cash and cash equivalents of $33.3 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund our continuing operations and future property acquisitions.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt maturities and weighted average interest rates as of June 30, 2008, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2008	$5,468	$—	$—	$5,468	6.8%
2009	7,934	—	—	7,934	6.8%
2010	8,357	301,000	50,000	359,357	4.3%
2011	258,821	200,000	—	458,821	5.8%
2012	30,566	—	200,000	230,566	7.0%
2013	7,243	—	200,000	207,243	6.5%
2014	15,027	—	250,000	265,027	5.7%
2015	3,200	—	450,000	453,200	6.0%
2016	12,490	—	400,000	412,490	6.3%
2017	3,002	—	250,000	253,002	6.3%
2018 and thereafter	39,378	—	250,000	289,378	6.7%
	$391,486	$501,000	$2,050,000	$2,942,486	6.0%

(1)  Total debt as of June 30, 2008, net of unamortized premiums and discounts, equals $2,932,959.

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

During 2008, we purchased three office properties for $176.8 million, plus closing costs and funded improvements to our owned properties totaling $26.0 million.  We funded our 2008 acquisitions and improvements to our owned properties with cash on hand, by borrowing under our revolving credit facility and by assuming $30.6 million of mortgage debt on properties acquired.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 5, 2008, we entered into a series of purchase and sale agreements for the sale of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  We sold five of these properties in June 2008 for $83.8 million, excluding closing costs, and recognized gains totaling $40.0 million.  We expect the sales of the remaining 43 properties to occur during the next three quarters.  These sales are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by certain tenants and financing contingencies relating to certain properties.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.  In June 2008, we also agreed to sell one additional office property for $15.0 million, excluding closing costs.

In July 2008, we acquired via merger 42 properties containing 1,827,000 square feet of space for approximately $112 million, subject to adjustment during the second half of 2008 based on the contractual terms.  This acquisition was funded with cash on hand, the assumption of $8.9 million of mortgage debt, borrowings under our revolving credit facility and the issuance of 2,153,941 shares of our common stock.

In July 2008, we sold three properties with 152,000 square feet for $39.1 million, excluding closing costs.  In connection with these sales, the buyer assumed mortgage notes totaling $10.8 million.  We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility.

During the three and six months ended June 30, 2008 and 2007, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tenant improvements	$9,601	$16,015	$14,779	$28,644
Leasing costs	4,091	7,167	7,950	11,420
Building improvements (1)	2,953	3,089	4,742	4,681
Development, redevelopment and other activities (2)	2,955	15,883	6,446	23,185

(1)          Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)          Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2008, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total (1)
Square feet leased during the period	379	1,316	1,695
Total commitments for tenant improvements and leasing costs	$9,039	$4,252	$13,291
Leasing costs per square foot (whole dollars)	$23.85	$3.23	$7.84
Average lease term (years)	6.3	5.4	5.6
Leasing costs per square foot per year (whole dollars)	$3.79	$0.60	$1.40

(1)   Excludes properties classified in discontinued operations.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In January 2008, we prepaid at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of June 30, 2008.

Debt Covenants

Our principal debt obligations at June 30, 2008, were our unsecured revolving credit facility and our $2.25 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2008, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $391.5 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at June 30, 2008.

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

Related Person Transactions

On May 5, 2008, we entered into a series of purchase and sale agreements with Senior Housing Properties Trust, or SNH, for the sale by us to SNH, or certain of its subsidiaries, of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  We sold five of these properties to SNH in June 2008 for $83.8 million and recognized gains totaling $40.0 million, and three of these properties in July 2008 for $39.1 million for an estimated gain of $10 million.  We expect the sales of the remaining 40 properties to occur during the next three quarters.  SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999 and, at the time of this spin off, we and SNH entered into a Transaction Agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  Concurrently with the execution and delivery of the purchase agreements, we and SNH entered into an amendment to the Transaction Agreement, or the First Amendment Agreement, to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  The First Amendment Agreement is subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.  Because we and SNH are both managed by REIT Management & Research LLC, the terms of these transactions were negotiated by special committees of each company’s board of trustees comprised solely of Independent Trustees.  The transactions are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, waiver of any rights of first refusal held by certain tenants and financing contingencies relating to certain properties.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

HRPT PROPERTIES TRUST

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HRPT PROPERTIES TRUST

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

FOR EXAMPLE:

•                 THIS QUARTERLY REPORT STATES THAT WE HAVE AGREEMENTS TO SELL 41 COMMERCIAL OFFICE, MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS FOR APPROXIMATELY $457 MILLION, AND THAT THESE SALES ARE EXPECTED TO OCCUR DURING THE NEXT THREE QUARTERS.  THESE SALES ARE SUBJECT TO VARIOUS CONDITIONS AND CONTINGENCIES TYPICAL OF LARGE COMMERCIAL REAL ESTATE TRANSACTIONS, INCLUDING, AMONG OTHER MATTERS, WAIVER OF ANY RIGHTS OF FIRST REFUSAL HELD BY CERTAIN TENANTS AND FINANCING CONTINGENCIES RELATING TO CERTAIN PROPERTIES.  IF THESE CONDITIONS ARE NOT SATISFIED, SOME OR ALL OF THESE SALES MAY NOT BE COMPLETED, THE PURCHASE PRICES WE RECEIVE MAY DECLINE OR THESE SALES MAY BE ACCELERATED OR DELAYED,

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

HRPT PROPERTIES TRUST

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

Part II.          Other Information

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2008, we granted each of our trustees 4,000 common shares of beneficial interest, par value $0.01 per share, valued at $7.28 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.           Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on June 12, 2008, our shareholders re-elected Barry M. Portnoy (181,293,860 shares voted for and 27,497,600 shares withheld) as one of our Managing Trustees and Frederick N. Zeytoonjian (191,659,688 shares voted for and 17,131,773 shares withheld) as one of our Independent Trustees.  The terms of office of Messrs. Portnoy and Zeytoonjian will extend until our annual meeting of shareholders in 2011.  Messrs. William A. Lamkin, Adam D. Portnoy and Patrick F. Donelan, continue to serve as trustees with terms of office expiring in 2009, 2009 and 2010, respectively.

HRPT PROPERTIES TRUST

Item 6.    Exhibits

4.1	Form of Common Share Certificate. (filed herewith)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2008)

10.2

First Amendment to Purchase and Sale Agreement, dated as of June 11, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania) (filed herewith)

10.3

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (filed herewith)

10.4

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub RI Properties Trust, as Seller, and the Company, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (filed herewith)

10.5

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (filed herewith)

10.6

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (filed herewith)

10.7

First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (filed herewith)

10.8

First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (filed herewith)

10.9

First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (filed herewith)

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
Dated: August 7, 2008

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 7, 2008