Form 10-Q
period 2008-09-30
HRPT PROPERTIES TRUST
filed 2008-11-10
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 7, 2008:  227,695,938

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2008

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Real estate properties:
Land	$1,210,627	$1,189,684
Buildings and improvements	4,905,129	4,966,610
	6,115,756	6,156,294
Accumulated depreciation	(837,430)	(808,216)
	5,278,326	5,348,078
Properties held for sale	219,666	—
Acquired real estate leases	160,401	150,672
Cash and cash equivalents	24,851	19,879
Restricted cash	79,944	18,027
Rents receivable, net of allowance for doubtful accounts of $8,494 and $6,290, respectively	181,998	197,967
Other assets, net	125,357	124,709
Total assets	$6,070,543	$5,859,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$303,000	$140,000
Senior unsecured debt, net	2,240,865	2,239,784
Mortgage notes payable, net	387,090	394,376
Other liabilities related to properties held for sale	3,809	—
Accounts payable and accrued expenses	101,723	89,441
Acquired real estate lease obligations	50,338	41,607
Rent collected in advance	25,513	24,779
Security deposits	17,644	16,063
Due to affiliates	22,453	10,399
Total liabilities	3,152,435	2,956,449

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 227,695,938 and 225,444,497 shares issued and outstanding, respectively	2,277	2,254
Additional paid in capital	2,937,962	2,923,455
Cumulative net income	2,008,791	1,827,609
Cumulative common distributions	(2,394,025)	(2,251,539)
Cumulative preferred distributions	(319,261)	(281,260)
Total shareholders’ equity	2,918,108	2,902,883
Total liabilities and shareholders’ equity	$6,070,543	$5,859,332

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Rental income	$211,689	$196,999	$617,134	$584,196

Expenses:
Operating expenses	89,074	78,999	254,038	233,533
Depreciation and amortization	46,584	42,892	136,625	126,103
General and administrative	9,184	8,439	27,037	25,163
Total expenses	144,842	130,330	417,700	384,799

Operating income	66,847	66,669	199,434	199,397

Interest income	485	416	903	1,441
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,431, $1,097, $3,957 and $3,245, respectively)	(45,154)	(43,904)	(134,577)	(126,212)
Loss on early extinguishment of debt	—	—	—	(711)
Income from continuing operations before income tax expense	22,178	23,181	65,760	73,915
Income tax expense	(451)	—	(611)	—
Income from continuing operations	21,727	23,181	65,149	73,915
Discontinued operations:
Income from discontinued operations	6,339	6,565	18,408	20,453
Gain on sale of properties	57,658	2,408	97,625	2,408
Net income	85,724	32,154	181,182	96,776
Preferred distributions	(12,667)	(15,402)	(38,001)	(46,204)
Net income available for common shareholders	$73,057	$16,752	$143,181	$50,572

Weighted average common shares outstanding – basic	227,251	212,078	226,052	211,475

Weighted average common shares outstanding – diluted	256,444	241,271	255,245	240,668

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.04	$0.04	$0.12	$0.13
Income from discontinued operations – basic and diluted	$0.28	$0.04	$0.51	$0.11
Net income available for common shareholders – basic and diluted	$0.32	$0.08	$0.63	$0.24

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$181,182	$96,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	116,708	108,877
Amortization of debt discounts, premiums and deferred financing fees	3,937	3,207
Amortization of acquired real estate leases	22,488	23,574
Other amortization	12,126	10,612
Loss on early extinguishment of debt	—	711
Gain on sale of properties	(97,625)	(2,408)
Change in assets and liabilities:
Decrease in restricted cash	4,908	4,225
Increase in rents receivable and other assets	(37,744)	(51,591)
Increase (decrease) in accounts payable and accrued expenses	14,684	(7,028)
Increase in rent collected in advance	1,693	532
Increase in security deposits	6,044	59
Increase in due to affiliates	12,054	10,520
Cash provided by operating activities	240,455	198,066

Cash flows from investing activities:
Real estate acquisitions and improvements	(335,688)	(309,196)
Proceeds from sale of properties	220,287	3,748
Increase in restricted cash	(66,825)	—
Cash used for investing activities	(182,226)	(305,448)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	28,151
Proceeds from borrowings	358,000	1,065,340
Payments on borrowings	(230,762)	(792,986)
Deferred financing fees	(8)	(3,716)
Distributions to common shareholders	(142,486)	(133,010)
Distributions to preferred shareholders	(38,001)	(48,541)
Cash (used for) provided by financing activities	(53,257)	115,238

Increase in cash and cash equivalents	4,972	7,856
Cash and cash equivalents at beginning of period	19,879	17,783
Cash and cash equivalents at end of period	$24,851	$25,639

Supplemental cash flow information:
Interest paid (including capitalized interest paid of $489 in 2007)	$137,796	$128,492

Non-cash investing activities:
Real estate acquisitions	$(53,727)	$(4,545)
Real estate sales	10,782	—

Non-cash financing activities:
Issuance of common shares	$14,530	$280
Assumption of mortgage notes payable	39,554	4,545
Mortgage notes related to properties sold	(10,782)	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our Current Report on Form 8-K dated October 21, 2008.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162.  SFAS 162 identifies sources of accounting principles and a framework for selecting principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy).  SFAS 162 is effective 60 days following the Security and Exchange Commission’s , or SEC’s, approval of the Public Company Accounting Oversight Board amendments to auditing standard AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect this standard will result in any change to our current accounting principles.

Note 2.  Real Estate Properties

During the nine months ended September 30, 2008, we funded $47,969 of improvements to our owned properties and we acquired 47 office and industrial properties for approximately $336,938, excluding closing costs, using cash on hand, borrowings under our revolving credit facility, the assumption of $39,554 of secured mortgage debt and the issuance of 2,153,941 shares of our common stock.

On May 5, 2008, we entered into a series of purchase and sale agreements with Senior Housing Properties Trust, or SNH, for the sale of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565,000.  We sold 28 of these properties during the nine months ended September 30, 2008 for $232,742, excluding closing costs, and recognized gains totaling $97,625.  We expect the sales of the remaining 20 properties to be completed by April 30, 2009, however, these sales are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, third party consents and financing contingencies relating to certain properties.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

In June 2008, we also agreed to sell one additional office property for $15,000.  All properties under contract for sale as of September 30, 2008, are classified as held for sale on our consolidated balance sheet.  Results of operations for properties under contract for sale or sold as of September 30, 2008, are included in discontinued operations in our consolidated statements of income.  Summarized balance sheet and income statement information for properties under contract for sale or sold as of September 30, 2008, is as follows:

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Balance Sheet:

As of September 30, 2008
Real estate properties, net	$198,733
Acquired real estate leases	244
Rents receivable	15,484
Other assets, net	5,205
Properties held for sale	$219,666

Rent collected in advance	$959
Security deposits	2,850
Other liabilities related to properties held for sale	$3,809

Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental income	$10,028	$14,218	$37,895	$42,066
Operating expenses	(2,981)	(3,770)	(10,393)	(10,403)
Depreciation and amortization	(348)	(3,224)	(7,352)	(9,310)
General and administrative	(366)	(508)	(1,386)	(1,487)
Operating income	6,333	6,716	18,764	20,866

Interest income	—	—	4	2
Interest expense	6	(151)	(360)	(415)
Income from discontinued operations	$6,339	$6,565	$18,408	$20,453

Note 3.  Indebtedness

In January 2008, we prepaid, at par, $28,600 of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.  In addition, the buyer of two of our properties sold in July 2008 assumed $4,491 of 6.5% mortgage debt due in 2013 and $6,291 of 7.5% mortgage debt due in 2022.

In June 2008, we assumed $30,639 of secured mortgage debt in connection with an acquisition.  This mortgage debt bears interest at 7.435%, requires monthly principal and interest payments and matures in 2011.  In July 2008, we assumed $8,915 of secured mortgage debt in connection with another acquisition.  This mortgage debt bears interest at 5.76%, requires monthly principal and interest payments and matures in 2016.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 3.3% and 5.9% per annum for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, we had $303,000 outstanding and $447,000 available under our revolving credit facility.

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

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 4.  Earnings per Common Share

Earnings per common share, or EPS, is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128.  The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.  The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic and diluted EPS (shares in thousands):

	Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$21,727			$23,181
Income from discontinued operations	6,339			6,565
Gain on sale of properties	57,658			2,408
Preferred distributions	(12,667)			(15,402)
Amounts used to calculate basic EPS	$73,057	227,251	$0.32	$16,752	212,078	$0.08

	Nine Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$65,149			$73,915
Income from discontinued operations	18,408			20,453
Gain on sale of properties	97,625			2,408
Preferred distributions	(38,001)			(46,204)
Amounts used to calculate basic EPS	$143,181	226,052	$0.63	$50,572	211,475	$0.24

Note 5.  Segment Information

As of September 30, 2008, we owned 346 office properties and 187 industrial and other properties, excluding properties held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type, excluding properties held for sale or sold, as of and for the three and nine months ended September 30, 2008 and 2007 is as follows:

	As of September 30, 2008			As of September 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,274	—	5,274	5,292	—	5,292
Oahu, HI	—	17,914	17,914	—	17,914	17,914
Metro Washington, DC	2,401	—	2,401	2,401	—	2,401
Metro Boston, MA	2,599	—	2,599	2,599	—	2,599
Southern California	1,174	—	1,174	1,174	—	1,174
Metro Austin, TX	1,342	1,237	2,579	1,341	1,237	2,578
Other Markets	22,736	11,410	34,146	20,279	9,408	29,687
Totals	35,526	30,561	66,087	33,086	28,559	61,645

Central business district, or CBD	11,998	158	12,156	10,757	158	10,915
Suburban	23,528	30,403	53,931	22,329	28,401	50,730
Total	35,526	30,561	66,087	33,086	28,559	61,645

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,009	$—	$31,009	$31,033	$—	$31,033
Oahu, HI	—	16,582	16,582	—	16,787	16,787
Metro Washington, DC	16,447	—	16,447	17,477	—	17,477
Metro Boston, MA	13,571	—	13,571	13,913	—	13,913
Southern California	9,864	—	9,864	9,544	—	9,544
Metro Austin, TX	6,639	3,385	10,024	6,238	3,545	9,783
Other Markets	97,813	16,379	114,192	83,955	14,507	98,462
Totals	$175,343	$36,346	$211,689	$162,160	$34,839	$196,999

CBD	$76,888	$319	$77,207	$67,604	$314	$67,918
Suburban	98,455	36,027	134,482	94,556	34,525	129,081
Total	$175,343	$36,346	$211,689	$162,160	$34,839	$196,999

Property net operating income:
Metro Philadelphia, PA	$16,514	$—	$16,514	$16,063	$—	$16,063
Oahu, HI	—	12,493	12,493	—	12,938	12,938
Metro Washington, DC	8,974	—	8,974	10,824	—	10,824
Metro Boston, MA	7,871	—	7,871	8,730	—	8,730
Southern California	6,448	—	6,448	6,330	—	6,330
Metro Austin, TX	2,997	1,865	4,862	2,856	2,123	4,979
Other Markets	53,176	12,277	65,453	47,285	10,851	58,136
Totals	$95,980	$26,635	$122,615	$92,088	$25,912	$118,000

CBD	$41,195	$170	$41,365	$36,768	$213	$36,981
Suburban	54,785	26,465	81,250	55,320	25,699	81,019
Total	$95,980	$26,635	$122,615	$92,088	$25,912	$118,000

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$92,309	$—	$92,309	$92,741	$—	$92,741
Oahu, HI	—	50,200	50,200	—	48,282	48,282
Metro Washington, DC	52,272	—	52,272	52,033	—	52,033
Metro Boston, MA	37,576	—	37,576	40,226	—	40,226
Southern California	28,873	—	28,873	28,577	—	28,577
Metro Austin, TX	20,057	10,069	30,126	18,953	9,915	28,868
Other Markets	277,776	48,002	325,778	252,241	41,228	293,469
Totals	$508,863	$108,271	$617,134	$484,771	$99,425	$584,196

CBD	$219,732	$946	$220,678	$201,276	$896	$202,172
Suburban	289,131	107,325	396,456	283,495	98,529	382,024
Total	$508,863	$108,271	$617,134	$484,771	$99,425	$584,196

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property net operating income:
Metro Philadelphia, PA	$48,139	$—	$48,139	$47,718	$—	$47,718
Oahu, HI	—	38,358	38,358	—	38,061	38,061
Metro Washington, DC	31,247	—	31,247	32,836	—	32,836
Metro Boston, MA	21,532	—	21,532	24,813	—	24,813
Southern California	19,568	—	19,568	19,497	—	19,497
Metro Austin, TX	9,529	5,674	15,203	8,683	5,440	14,123
Other Markets	153,616	35,433	189,049	143,524	30,091	173,615
Totals	$283,631	$79,465	$363,096	$277,071	$73,592	$350,663

CBD	$117,513	$593	$118,106	$110,332	$642	$110,974
Suburban	166,118	78,872	244,990	166,739	72,950	239,689
Total	$283,631	$79,465	$363,096	$277,071	$73,592	$350,663

The table below reconciles our calculation of property net operating income, or NOI, to net income, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three and nine months ended September 30, 2008 and 2007.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental income	$211,689	$196,999	$617,134	$584,196
Operating expenses	(89,074)	(78,999)	(254,038)	(233,533)
Property net operating income (NOI)	$122,615	$118,000	$363,096	$350,663

Property net operating income	$122,615	$118,000	$363,096	$350,663
Depreciation and amortization	(46,584)	(42,892)	(136,625)	(126,103)
General and administrative	(9,184)	(8,439)	(27,037)	(25,163)
Operating income	66,847	66,669	199,434	199,397

Interest income	485	416	903	1,441
Interest expense	(45,154)	(43,904)	(134,577)	(126,212)
Loss on early extinguishment of debt	—	—	—	(711)
Income from continuing operations before income tax expense	22,178	23,181	65,760	73,915
Income tax expense	(451)	—	(611)	—
Income from continuing operations	21,727	23,181	65,149	73,915
Income from discontinued operations	6,339	6,565	18,408	20,453
Gain on sale of properties	57,658	2,408	97,625	2,408
Net income	$85,724	$32,154	$181,182	$96,776

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 6.  Subsequent Events

In October 2008, we declared a distribution of $0.21 per common share, or approximately $47,800, to be paid on or about November 21, 2008, to shareholders of record on October 23, 2008.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which will be paid on or about November 17, 2008 to our preferred shareholders of record as of November 1, 2008.

In October 2008, we acquired one property containing 10,000 square feet of space for approximately $760, excluding closing costs.  This acquisition was funded with cash on hand.

In October 2008, we sold one property pursuant to our existing agreements with SNH with 79,000 square feet of space for $29,829, excluding closing costs.

As of November 6, 2008, we have executed purchase agreements for two additional properties with an aggregate of approximately 630,000 square feet of space for total purchase prices of $117,150, excluding closing costs.  These potential purchase transactions are subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase these properties.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2007, and in our Current Report on Form 8-K dated October 21, 2008.

OVERVIEW

We primarily own office buildings located throughout the United States.  We also own approximately 17 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of September 30, 2008, 90.6% of our total square feet was leased, compared to 92.6% leased as of September 30, 2007.  These results exclude properties under contract for sale and primarily reflect the 2.1 percentage point decrease in occupancy at properties we owned continuously since January 1, 2007.  Occupancy data for 2008 and 2007 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (1)(2)
	As of September 30,		As of September 30,
	2008	2007	2008	2007
Total properties	533	480	455	455
Total square feet	66,087	61,645	57,467	57,467
Percent leased (3)	90.6%	92.6%	90.2%	92.3%

(1)	Excludes properties under contract for sale as of September 30, 2008.
(2)	Based on properties owned continuously since January 1, 2007.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended September 30, 2008, we signed lease renewals for 559,000 square feet and new leases for 395,000 square feet, at weighted average rental rates that were 16% above rents previously charged for the same space.  Average lease terms for leases signed during the three months ended September 30, 2008 were 5.6 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended September 30, 2008 totaled $9.4 million, or $9.82 per square foot (approximately $1.75/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have begun to show some weakness.  The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and completion of newly constructed office properties in certain markets has increased, causing our occupancy to decline.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally remained unchanged over the past twelve months, but are starting to increase in certain markets in the third quarter of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that some decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

HRPT PROPERTIES TRUST

Approximately 9.0% of our leased square feet and 11.2% of our rents are included in leases scheduled to expire through December 31, 2009.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of September 30, 2008, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2008	1,641	2.7%	2.7%	$23,734	2.8%	2.8%
2009	3,758	6.3%	9.0%	72,001	8.4%	11.2%
2010	6,661	11.1%	20.1%	102,264	11.9%	23.1%
2011	5,997	10.0%	30.1%	104,243	12.1%	35.2%
2012	5,427	9.1%	39.2%	105,161	12.2%	47.4%
2013	5,101	8.5%	47.7%	89,130	10.4%	57.8%
2014	2,985	5.0%	52.7%	52,047	6.1%	63.9%
2015	3,797	6.3%	59.0%	69,221	8.1%	72.0%
2016	2,726	4.6%	63.6%	45,136	5.2%	77.2%
2017	1,948	3.3%	66.9%	39,369	4.6%	81.8%
2018 and thereafter	19,846	33.1%	100.0%	156,340	18.2%	100.0%
	59,887	100.0%		$858,646	100.0%
Weighted average remaining lease term (in years):	8.4			6.0

(1)

Square feet is pursuant to signed leases as of September 30, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)

Rents are pursuant to signed leases as of September 30, 2008, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

HRPT PROPERTIES TRUST

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of September 30, 2008, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,665	7.8%	12.7%	2008 to 2020
2. GlaxoSmithKline plc	608	1.0%	1.7%	2013
3. PNC Financial Services Group	460	0.8%	1.4%	2011, 2021
4. Jones Day	407	0.7%	1.3%	2012, 2019
5. Flextronics International Ltd.	894	1.5%	1.2%	2014
6. JDA Software Group, Inc.	283	0.5%	1.1%	2012
7. ING	410	0.7%	1.1%	2011, 2018
8. Ballard, Spahr Andrews & Ingersoll, LLP	235	0.4%	1.0%	2009, 2015
Total	7,962	13.4%	21.5%

(1)

Square feet is pursuant to signed leases as of September 30, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rent is pursuant to signed leases as of September 30, 2008, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Investment Activities

During the nine months ended September 30, 2008, we acquired 47 office and industrial properties with 3,899,000 square feet of space for $336.9 million, excluding closing costs and allocated intangibles.  At the time of acquisition, these properties were 92.2% leased and yielded approximately 10.1% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses on the date of closing.  During the nine months ended September 30, 2008, we sold 28 office properties containing 1,121,000 square feet of space subject to $10.8 million of mortgage debt for $232.7 million and recognized gains totaling $97.6 million.

Financing Activities

In January 2008, we prepaid, at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.  In addition, the buyer of two of our properties sold in July 2008 assumed $4.5 million of 6.5% mortgage debt due in 2013 and $6.3 million of 7.5% mortgage debt due in 2022.  In June 2008, we assumed $30.6 million of secured mortgage debt in connection with an acquisition.  This mortgage debt bears interest at 7.435%, requires monthly principal and interest payments and matures in 2011.  In July 2008, we assumed $8.9 million of secured mortgage debt in connection with another acquisition.  This mortgage debt bears interest at 5.76%, requires monthly principal and interest payments and matures in 2016.

HRPT PROPERTIES TRUST

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)

Rental income	$211,689	$196,999	$14,690	7.5%

Expenses:
Operating expenses	89,074	78,999	10,075	12.8%
Depreciation and amortization	46,584	42,892	3,692	8.6%
General and administrative	9,184	8,439	745	8.8%
Total expenses	144,842	130,330	14,512	11.1%

Operating income	66,847	66,669	178	0.3%

Interest income	485	416	69	16.6%
Interest expense	(45,154)	(43,904)	(1,250)	(2.8)%
Income from continuing operations before income tax expense	22,178	23,181	(1,003)	(4.3)%
Income tax expense	(451)	—	(451)	(100.0)%
Income from continuing operations	21,727	23,181	(1,454)	(6.3)%
Discontinued operations:
Income from discontinued operations	6,339	6,565	(226)	(3.4)%
Gain on sale of properties	57,658	2,408	55,250	2,294.4%
Net income	85,724	32,154	53,570	166.6%
Preferred distributions	(12,667)	(15,402)	2,735	17.8%
Net income available for common shareholders	$73,057	$16,752	$56,305	336.1%

Weighted average common shares outstanding – basic	227,251	212,078	15,173	7.2%

Weighted average common shares outstanding – diluted	256,444	241,271	15,173	6.3%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.04	$0.04	$—	—%
Income from discontinued operations – basic and diluted	$0.28	$0.04	$0.24	600.0%
Net income available for common shareholders – basic and diluted	$0.32	$0.08	$0.24	300.0%

HRPT PROPERTIES TRUST

Rental income.  Rental income increased for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to an increase in rental income from our Other Markets segment, as described in the segment information footnote to our consolidated financial statements.  Rental income from our Other Markets segment increased $15.7 million, or 16%, primarily because of our acquisition of 56 properties since June 2007.  Rental income includes non-cash straight line rent adjustments totaling $6.8 million in 2008 and $5.7 million in 2007 and amortization of acquired real estate leases and obligations totaling ($2.3) million in 2008 and ($2.2) million in 2007.  Rental income also includes lease termination fees totaling $108,000 in 2008 and $569,000 in 2007.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since June 2007.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since June 2007.

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

Income from discontinued operations.  Income from discontinued operations represents operating results from 28 office properties sold during the nine months ended September 30, 2008, 21 properties under contract to be sold and one office property sold in 2007.

Gain on sale of properties.  We recognized gains totaling $57.7 million from the sale of 23 office properties for $149.0 million, excluding closing costs, during the three months ended September 30, 2008.

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

HRPT PROPERTIES TRUST

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)

Rental income	$617,134	$584,196	$32,938	5.6%

Expenses:
Operating expenses	254,038	233,533	20,505	8.8%
Depreciation and amortization	136,625	126,103	10,522	8.3%
General and administrative	27,037	25,163	1,874	7.4%
Total expenses	417,700	384,799	32,901	8.6%

Operating income	199,434	199,397	37	—%

Interest income	903	1,441	(538)	(37.3)%
Interest expense	(134,577)	(126,212)	(8,365)	(6.6)%
Loss on early extinguishment of debt	—	(711)	711	100.0%
Income from continuing operations before income tax expense	65,760	73,915	(8,155)	(11.0)%
Income tax expense	(611)	—	(611)	100.0%
Income from continuing operations	65,149	73,915	(8,766)	(11.9)%
Discontinued operations:
Income from discontinued operations	18,408	20,453	(2,045)	(10.0)%
Gain on sale of properties	97,625	2,408	95,217	3,954.2%
Net income	181,182	96,776	84,406	87.2%
Preferred distributions	(38,001)	(46,204)	8,203	17.8%
Net income available for common shareholders	$143,181	$50,572	$92,609	183.1%

Weighted average common shares outstanding – basic	226,052	211,475	14,577	6.9%

Weighted average common shares outstanding – diluted	255,245	240,668	14,577	6.1%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.12	$0.13	$(0.01)	(7.7)%
Income from discontinued operations – basic and diluted	$0.51	$0.11	$0.40	363.6%
Net income available for common shareholders – basic and diluted	$0.63	$0.24	$0.39	162.5%

HRPT PROPERTIES TRUST

Rental income.  Rental income increased for the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to increases in rental income from our Oahu, HI and Other Markets segments, offset by a decrease in rental income from our Metro Boston, MA segment, as described in the segment information footnote to our consolidated financial statements.  Rental income from our Oahu, HI market increased by $1.9 million, or 4%, due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007 and 2008.  Rental income from our Other Markets segment increased $32.3 million, or 11%, primarily because of the acquisition of 74 properties since December 2006.  Rental income from our Metro Boston, MA market decreased $2.7 million, or 7%, primarily due to the decrease in occupancy in 2008, partially offset by rental income from property acquisitions since December 2006.  Rental income includes non-cash straight line rent adjustments totaling $11.7 million in 2008 and $12.8 million in 2007 and amortization of acquired real estate leases and obligations totaling ($7.0) million in 2008 and ($7.3) million in 2007.  Rental income also includes lease termination fees totaling $2.3 million in 2008 and $925,000 in 2007.

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

Income from discontinued operations.  Income from discontinued operations represents operating results from 28 office properties sold during the nine months ended September 30, 2008, 21 properties under contract to be sold and one office property sold in 2007.

Gain on sale of properties.  We recognized gains totaling $97.6 million on the sale of 28 office properties during the nine months ended September 30, 2008 for $232.7 million, excluding closing costs.

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

We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  The continued volatility in energy costs may cause our future operating costs to increase; however, the impact of these increases is expected to be partially offset by the pass-through of operating cost increases to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) operating, investing and financing activities were $240.5 million, ($182.2) million and ($53.3) million, respectively, for the nine months ended September 30, 2008, and $198.1 million, ($305.4) million and $115.2 million, respectively, for the nine months ended September 30, 2007.  Changes in all three categories between 2008 and 2007 are primarily related to property acquisitions and sales in 2008 and 2007, and repayments and issuances of debt obligations.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders.  At September 30, 2008, there was $303 million outstanding and $447 million available under our revolving credit facility, and we had cash and cash equivalents of $24.9 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund our continuing operations and future property acquisitions.

HRPT PROPERTIES TRUST

Our outstanding debt maturities and weighted average interest rates as of September 30, 2008, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2008	$3,271	$—	$—	$3,271	7.0%
2009	7,874	—	—	7,874	6.8%
2010	8,288	303,000	50,000	361,288	4.2%
2011	258,741	200,000	—	458,741	5.6%
2012	30,475	—	200,000	230,475	7.0%
2013	3,097	—	200,000	203,097	6.5%
2014	15,011	—	250,000	265,011	5.7%
2015	3,175	—	450,000	453,175	6.0%
2016	18,265	—	400,000	418,265	6.3%
2017	2,477	—	250,000	252,477	6.3%
2018 and thereafter	36,775	—	250,000	286,775	6.6%
	$387,449	$503,000	$2,050,000	$2,940,449	5.9%

(1)   Total debt as of September 30, 2008, net of unamortized premiums and discounts, equals $2,930,955.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital.  Impacts such as these would impair our ability to make future acquisitions and make our current growth plans unachievable.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increase in indexes, such as LIBOR, which determine the interest rate under our floating rate debts and our costs when we refinance our fixed rate debts may materially increase.  These interest cost increases could have material and adverse impact on our results of operations and financial condition.

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

During the nine months ended September 30, 2008, we funded improvements to our owned properties totaling $48.0 million and we purchased 47 office and industrial properties for $336.9 million, excluding closing costs using cash on hand, borrowings under our revolving credit facility, the assumption of $39.6 million of mortgage debt, and the issuance of 2,153,941 shares of our common stock.

In October 2008, we acquired one property containing 10,000 square feet of space for approximately $760 000, excluding closing costs.  This acquisition was funded with cash on hand.  As of November 6, 2008, we have executed purchase agreements for two additional properties with an aggregate of approximately 630,000 square feet of space for total purchase prices of $117.2 million, excluding closing costs.  These potential purchase transactions are subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase these properties.

HRPT PROPERTIES TRUST

On May 5, 2008, we entered into a series of purchase and sale agreements for the sale of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  We sold 28 of these properties during the nine months ended September 30, 2008 for $232.7 million, excluding closing costs, and recognized gains totaling $97.6 million.  The buyer of two of these properties assumed $4.5 million of 6.5% mortgage debt due in 2013 and $6.3 million of 7.5% mortgage debt due in 2022.  In October 2008, we sold an additional one of these properties with 79,000 square feet for $29.8 million, excluding closing costs.  We used the net proceeds from this sale to repay amounts outstanding under our revolving credit facility.  Because a third party consent was not received, one of the purchase and sale agreements was amended so that one of the properties is no longer subject to such purchase and sale agreement.  Nonetheless, we may receive such third party consent and may ultimately sell that property.  We expect the sales of the remaining 19 properties to be completed by April 30, 2009, however, these sales are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, third party consents and financing contingencies relating to certain properties.  Accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.  In June 2008, we also agreed to sell one additional office property for $15.0 million, excluding closing costs.

During the three and nine months ended September 30, 2008 and 2007, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Tenant improvements	$15,853	$9,651	$30,632	$38,295
Leasing costs	3,906	6,876	11,856	18,296
Building improvements (1)	2,267	3,048	7,009	7,729
Development, redevelopment and other activities (2)	3,882	5,568	10,328	28,753

(1)   Building improvements generally include construction costs, expenditures to replace obsolete building  components, and expenditures that extend the useful life of existing assets.

(2)   Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2008, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total (1)
Square feet leased during the period	395	559	954
Total commitments for tenant improvements and leasing costs	$7,036	$2,334	$9,370
Leasing costs per square foot (whole dollars)	$17.81	$4.18	$9.82
Average lease term (years)	6.6	4.8	5.6
Leasing costs per square foot per year (whole dollars)	$2.70	$0.87	$1.75

(1)   Excludes properties classified in discontinued operations.

HRPT PROPERTIES TRUST

In January 2008, we prepaid at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of September 30, 2008.

Debt Covenants

Our principal debt obligations at September 30, 2008, were our unsecured revolving credit facility and our $2.25 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2008, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we had $387.4 million, excluding unamortized premiums and discounts, of mortgage notes outstanding at September 30, 2008.

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

Related Person Transactions

On May 5, 2008, we entered into a series of purchase and sale agreements with Senior Housing Properties Trust, or SNH, for the sale by us to SNH, or certain of its subsidiaries, of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of $565 million.  We sold 28 of these properties to SNH during the nine months ended September 30, 2008 for $232.7 million and recognized gains of $97.6 million.  In connection with the sales of two of these properties, SNH assumed $4.5 million of 6.5% mortgage debt due in 2013 and $6.3 million of 7.5% mortgage debt due in 2022.  In October 2008, we sold an additional one of these properties to SNH for $29.8 million.  Because a third party consent was not received, one of the purchase and sale agreements was amended so that one of the properties is no longer subject to such purchase and sale agreement.  Nonetheless, we may receive such third party consent and may ultimately sell that property.  We expect the sales of the remaining 19 properties to be completed by April 30, 2009, however, the sales under the purchase agreements to SNH are subject to various conditions and contingencies typical of large commercial real estate transactions, including among other matters, third party consents and financing contingencies relating to certain properties; accordingly, the purchase prices which we may receive may change, these sales may be accelerated or delayed or these sales may not occur.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999 and, at the time of this spin off, we and SNH entered into a Transaction Agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  Concurrently with the execution and delivery of the purchase agreements described above, we and SNH entered into an amendment to the Transaction Agreement, or the first amendment agreement, to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  The first amendment agreement is subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.  Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase up to 45 additional identified other properties we own which are leased to tenants in medical related businesses in the event we determine to sell such properties or in the event of an indirect sale as a result of our change of control or a change of control of our subsidiary which owns such properties.

We and SNH are both managed by Reit Management & Research LLC and, as a result, the transactions described above were negotiated by special committees of each company’s board of trustees comprised solely of independent trustees.  For more information about our relationships with Reit Management & Research, LLC and SNH, please refer to our Annual Report on Form  10-K for the year ended December 31, 2007, our definitive Proxy Statement relating to the Annual Meeting of Shareholders held on June 12, 2008, as filed with the U.S. Securities and Exchange Commission on April 21, 2008, and our Current Report on Form 8-K, dated October 21, 2008.  For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and SNH, please read these agreements, copies of which were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

HRPT PROPERTIES TRUST

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Investment Officer and Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Investment Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, AND

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR TO REFINANCE ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE.

FOR EXAMPLE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE AGREEMENTS TO SELL 20 COMMERCIAL OFFICE, MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS FOR APPROXIMATELY $317 MILLION, AND THAT THESE SALES ARE EXPECTED TO BE COMPLETED BEFORE APRIL 30, 2009.  THESE SALES ARE SUBJECT TO VARIOUS CONDITIONS AND CONTINGENCIES TYPICAL OF LARGE COMMERCIAL REAL ESTATE TRANSACTIONS, INCLUDING, AMONG OTHER MATTERS, THIRD PARTY CONSENTS AND FINANCING CONTINGENCIES RELATING TO CERTAIN PROPERTIES.  IF THESE CONDITIONS ARE NOT SATISFIED, SOME OR ALL OF THESE SALES MAY NOT BE COMPLETED, THE PURCHASE PRICES WE RECEIVE MAY DECLINE OR THESE SALES MAY BE ACCELERATED OR DELAYED,

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

Part II.        Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2008, pursuant to our Incentive Share Award Plan we granted an aggregate of 77,500 common shares of beneficial interest, par value $0.01 per share, to our officers and certain employees of our manager, Reit Management & Research LLC, valued at $7.14 per common share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.         Other Information

On November 6, 2008, our Board of Trustees approved amended and restated bylaws, which reflect various revisions to our previous bylaws.  The Amended and Restated Bylaws are effective as of November 6, 2008.

The changes reflected in the Amended and Restated Bylaws from our previous bylaws include, among other things:

•                  A number of revisions to the provisions regarding meetings of our shareholders contained in Article II, including among other things:

•                  Requiring any shareholder of record seeking to have shareholders request a special meeting of shareholders to provide us with additional information required by Section 2.14 of the Amended and Restated Bylaws, which includes the information required to be provided to us by shareholders seeking to nominate Trustees or propose other business at an annual meeting of shareholders, that the information required to be provided by shareholders requesting a special meeting be received by our secretary within 10 days after the date set by the Board of Trustees as the record date for determining shareholders entitled to request a special meeting of shareholders, and that the meeting date for such special

HRPT PROPERTIES TRUST

meeting not be more 60 days after that record date and, if the Board of Trustees fails to designate, within 10 days after the date that a valid request for a special meeting is actually received by the secretary, a date and time for the special meeting of shareholders, then the special meeting shall be held at 2:00 p.m. local time on the 60th day after the record date for the meeting;

•                  Expressly providing that notice of shareholders meetings may be made by electronic transmission;

•                  Eliminating the prescribed time that a notice for a shareholders meeting must be given in advance of the meeting (previously between 15 and 60 days prior to the annual meeting and effectively between not less than 10 days or more than 60 days for a special meeting);

•                  Eliminating any express bylaw requirement to provide notice of an adjourned shareholders meeting or for setting a new record date for an adjourned meeting;

•                  Expressly authorizing the chairperson of a shareholders meeting to adjourn the meeting for any reason deemed necessary by the chairperson, including if (i) no quorum is present for the transaction of the business, (ii) the Board of Trustees or the chairperson of the meeting determines that adjournment is necessary or appropriate to enable the shareholders to consider fully information that the Board of Trustees or the chairperson of the meeting determines has not been made sufficiently or timely available to shareholders or (iii) the Board of Trustees or the chairperson of the meeting determines that adjournment is otherwise in our best interests;

•                  Enumerating additional specific actions the chairperson of a shareholders meeting is entitled to take at the meeting for the proper conduct of the meeting, including concluding the meeting and complying with any state and local laws concerning safety and security;

•                  Providing that shareholders present, either in person or by proxy, at a meeting which has been duly called and convened and at which a quorum was established may continue to transact business until adjournment, notwithstanding the withdrawal of enough votes to leave less than a quorum then being present at the meeting;

•                  Amending the voting standard for approval of matters to be voted upon by shareholders, other than for the election of Trustees or other matters for which our Declaration of Trust, applicable law or the listing requirements of the principal exchange on which our common shares are listed require otherwise, to require the affirmative vote of 75% of the votes entitled to be cast for each such matter unless the Board of Trustees has previously approved a matter, in which case, the vote required for approval shall be a majority of votes cast at a meeting of shareholders duly called and at which a quorum is present;

•                  Removing the bylaw expressly providing that the Board of Trustees may adopt by resolution a procedure by which a shareholder may certify in writing to us that any shares registered in the name of the shareholder are held for the account of a specified person other than the shareholder, resulting in the person specified in the certification being regarded as, for the purposes set forth in the certification, the shareholder of record of the specified shares;

•                  Removing the bylaw requirement that we deliver an annual report to shareholders at or before the annual meeting of shareholders, as we are separately subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, as well as reporting requirements under Maryland law and the rules of the New York Stock Exchange (the stock exchange on which our shares are listed), which requirements obligate us to provide annual reports to our shareholders;

•                  Revising the procedures for submission of nominations for Trustee elections and other proposals by shareholders for consideration at an annual meeting of shareholders, including,

HRPT PROPERTIES TRUST

among other things:

•                  Requiring a shareholder wishing to make a nomination or proposal of other business to be a shareholder of record at the time of submitting its notice of a nomination or other proposal through and including the time of the meeting;

•                  Providing that the advance notice provisions in Section 2.14.1(a)(ii) are the exclusive means for a shareholder to submit such business for consideration at an annual meeting of shareholders, except to the extent of matters which are required to be presented to shareholders by applicable law which have been properly presented in accordance with the requirements of such law;

•                  Revising the deadline for submitting a notice of a nomination or proposal of other business for consideration at an annual meeting of our shareholders to not later than 5:00 p.m. (Eastern Time) on the 120th day nor earlier than the 150th day prior to the first anniversary of the date of our preceding year’s proxy statement; and if the date of the proxy statement for the annual meeting is more than 30 days earlier than the first anniversary of the date of the proxy statement for the preceding year’s annual meeting, the notice shall be delivered by not later than 5:00 p.m. (Eastern Time) on the 10th day following the earlier of the day on which (i) notice of the annual meeting is mailed or otherwise made available or (ii) public announcement (as defined in the Amended and Restated Bylaws) of the date of such meeting is first made by us; and corresponding changes were made to the deadline for nominations for Trustee elections where we increase the number of Trustees to be elected at the meeting but only with respect to nominees for any new positions created by such increase and for special meetings of shareholders if the Board of Trustees has determined that Trustees shall be elected at that special meeting;

•                  For purposes of our 2009 annual meeting of shareholders, the amendments provide that, to be timely, a notice shall be delivered to our secretary at our principal executive offices not later than 5:00 p.m. (Eastern Time) on January 21, 2009 nor earlier than December 22, 2008;

•                  Expanding the information required to be provided regarding any proposed nominee or certain associates of the proposed nominee by the proposing shareholder, including, among other things:

•                  Requiring information as to the proposed nominee’s qualifications to be a Trustee pursuant to the criteria set forth in Section 3.1 of the Amended and Restated Bylaws;

•                  Expanding to 24 months the period of time prior to the submission of the notice by the shareholder for which disclosure regarding transactions relating to our securities by the proposed nominee or certain associates of the proposed nominee need be provided by the proposing shareholder;

•                  Requiring disclosure of certain performance related fees that the proposed nominee or certain of the proposed nominee’s associates are entitled to based on any increase or decrease in the value of our shares or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction (as defined in the Amended and Restated Bylaws), if any, as of the date of such notice;

•                  Requiring disclosure of any proportionate interest in our shares or instrument or arrangement of the type contemplated within the definition

HRPT PROPERTIES TRUST

of a Derivative Transaction held, directly or indirectly, by a general or limited partnership in which such proposed nominee or certain associates of the proposed nominee is a general partner or, directly or indirectly, beneficially owns an interest in a general partner;

•                  Requiring disclosure of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the proposing shareholder, certain associates of the proposed nominee, or their respective affiliates and associates, or others acting in concert therewith, on the one hand, and the proposed nominee, or his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, if the shareholder making the nomination and certain associates of the proposed nominee on whose behalf the nomination is made, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and

•                  Requiring disclosure of any rights to dividends on our shares owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from our underlying shares;

•                  Expanding the information required to be provided by the shareholder regarding itself and certain of its associates to include, among other things:

•                  A description of all agreements, arrangements and understandings between the shareholder and certain associates of the shareholder amongst themselves or with any other person or persons (including their names) in connection with the proposal of such business by the shareholder;

•                  Additional information regarding transactions by the proposed shareholder and certain associates of the shareholder involving our securities, including extending to 24 months the period of time prior to the submission of the notice by the shareholder for which such information must be provided;

•                  Disclosure of the shareholder’s investment intent with respect to the shareholder’s acquisition of our securities;

•                  All information relating to the shareholder and certain associates of the shareholder required to be disclosed in connection with the solicitation of proxies for election of Trustees in an election contest (even if an election contest is not involved), or is otherwise required, in each case, pursuant to Section 14 (or any successor provision) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder;

•                  Disclosure of certain performance related fees that the shareholder or certain associates of the shareholder is entitled to based on any increase or decrease in the value of our shares or instrument or arrangement of the type contemplated within the definition of Derivative Transaction, if any, as of the date of such notice;

•                  Disclosure of any proportionate interest in our shares or instrument or arrangement of the type contemplated within the definition of

HRPT PROPERTIES TRUST

Derivative Transaction held, directly or indirectly, by a general or limited partnership in which the shareholder or certain associates of the shareholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner; and

•                  Disclosure of any rights to dividends on our shares owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from our underlying shares; and

•                  Requiring the shareholder to indicate the class and series of beneficial interest of our securities entitled to vote for the proposed nominee and/or other proposal of business, as applicable, if more than one class or series of beneficial interest is outstanding;

•                  Clarifying and revising the notice obligations for a shareholder nomination or other proposal that, if approved and implemented by us, would cause us to be in breach of any covenant of ours in any existing debt instrument or agreement to extend the provision to cover other material agreements and to apply generally to our subsidiaries (as defined in the Amended and Restated Bylaws) as well as us and to require the proposing shareholder to provide at the same time as the submission of its nomination or other proposal evidence of the availability to us of substitute credit or contractual arrangements similar to the credit or contractual arrangements which are implicated by the shareholder nomination or other proposal that are at least as favorable to us, as determined by the Board of Trustees in its discretion, unless the proposing shareholder instead submits at such time evidence satisfactory to the Board of Trustees of the lender’s or contracting party’s willingness to waive the breach of covenant or default;

•                  Clarifying and expanding the notice requirements regarding shareholder nominations or other proposals requiring regulatory notice, consent or approval to require that the shareholder provide at the same time as the submission of the nomination or proposal of other business evidence satisfactory to the Board of Trustees that the applicable governmental or regulatory actions have been made or obtained or if that evidence was not obtainable by the time of such submission despite the shareholder’s diligent and best efforts, a detailed plan for making or obtaining the applicable filings, consents or approvals prior to the election of any shareholder nominee or the implementation of the shareholder’s proposal, which plan must be satisfactory to the Board of Trustees in its discretion;

•                  Clarifying the procedures for the verification of information provided by the shareholder making the nomination or other proposal of business and expressly providing that the proposing shareholder is responsible for ensuring compliance with the advance notice provisions, that any responses of the shareholder to any request for information will not cure any defect in the shareholder’s notice and that neither we, the Board of Trustees or any committee of the Board of Trustee nor any officer of ours has any duty to request clarification or updating information or inform the proposing shareholder of any defect in the shareholder’s notice;

•                  Providing that no shareholder may make a request for a record date to determine the shareholders entitled to act by written consent unless such shareholder holds certificates for all shares of ours owned by such shareholder, and a copy of each such certificate shall accompany such shareholder’s request in order to be effective; requiring the requesting shareholder to include with its request the information required by Section 2.14, which includes the information required to be provided to us by shareholders seeking to nominate Trustees or propose other business at an annual meeting of shareholders; and requiring written consents to be received by the secretary within 10 days after the record date for the written consent action; and

HRPT PROPERTIES TRUST

•                  Providing that, subject to applicable law, any shareholder proposal for business the subject matter or effect of which would be within the exclusive purview of the Board of Trustees or would reasonably likely, if considered by the shareholders or approved or implemented by us, result in an impairment of the limited liability status for our shareholders, shall be deemed not to be a matter upon which the shareholders are entitled to vote;

•                  A number of revisions to the provisions regarding qualifications and meetings of Trustees and processes of the Board of Trustees contained in Article III, including among other things:

•                  Expressly providing for nonexclusive qualifications that a Trustee must possess to qualify for nomination or election as a Trustee, including that the individual (i) has substantial expertise or experience relevant to our business or the business of our subsidiaries, (ii) has not been convicted of a felony and (iii) meets the qualifications of an Independent Trustee or a Managing Trustee (each as defined in the Amended and Restated Bylaws), as appropriate;

•                  Expressly providing that, in the case of failure to elect Trustees at an annual meeting of the shareholders, the incumbent Trustees shall hold over and continue to direct the management of our business and affairs until they may resign or until their successors are elected and qualify;

•                  Providing that, if enough Trustees have withdrawn from a meeting of the Board of Trustees so as to leave fewer than are required to establish a quorum, but the meeting is not adjourned, the action of the majority of that number of Trustees necessary to constitute a quorum at the meeting shall be the action of the Board of Trustees, unless the concurrence of a greater proportion is required for such action by applicable law, the Declaration of Trust or the Amended and Restated Bylaws;

•                  Expressly providing that any Trustee elected to fill a vacancy, whether occurring due to an increase in size of the Board of Trustees or by the death, resignation or removal of any Trustee, shall hold office for the remainder of the full term of the class of Trustees in which the vacancy occurred or was created and until a successor is elected and qualifies;

•                  Removing the provision that provided that we may lend money to, guarantee an obligation of or otherwise assist a Trustee;

•                  Providing that a Trustee may be removed at any time (a) with or without cause by the affirmative vote of the holders of shares representing two-thirds of the total votes authorized to be cast by shares then outstanding and entitled to vote thereon, voting as a single class, at a meeting of shareholders properly called for that purpose or (b) with cause by the affirmative vote of all remaining Trustees;

•                  Removing the provision that provided that no Trustee shall be liable for any loss which may occur by reason of the failure of the bank, trust company, savings and loan association or other institution with whom moneys or share have been deposited; and

•                  Including emergency provisions in order to provide for procedural flexibility in the event of an emergency;

•                  Revisions were made to Articles IV and V to update the roles and processes of the committees of the Board of Trustees and our officers, including permitting committees to take action by written consent executed by a majority of the members rather than requiring unanimous written consent for the committees to take written action;

•                  Revisions were made to Article VII to provide for certain clarifications and administrative changes, including expressly providing that shareholders may request that their shares be in book entry form;

HRPT PROPERTIES TRUST

•                  A new Article VIII was adopted which, similar to our Declaration of Trust, generally restricts our shareholders from owning in excess of 9.8% of any class or series of our shares and provides for various procedures regarding the treatment of shares owned in excess of that limit, including among other things:

•                  Possible transferring of those excess shares to a charitable trust, having those excess shares subject to purchase by us or deeming the transfer of the shares that would constitute excess shares to be void and of no effect;

•                  Providing for the compensation of any charitable trustee of a charitable trust and indemnification of the charitable trustee’s and the trust’s costs and expenses; and

•                  Divesting of rights of such shareholder in those excess shares, including rights to dividends and voting;

•                  A new Article IX was adopted which provides for various regulatory and disclosure requirements effecting us or any of our subsidiaries that our shareholders shall comply with, including, among other things:

•                  Requiring that shareholders whose ownership interest in us or actions affecting us, triggers the application of any requirement or regulation of any federal, state, municipal or other governmental or regulatory body on us or any subsidiary of ours or any of their respective businesses, assets or operations, promptly take all actions necessary and fully cooperate with us to ensure that such requirements or regulations are satisfied without restricting, imposing additional obligations on or in any way limiting our business, assets, operations or prospects or of any subsidiary of ours;

•                  Requiring that, if the shareholder fails or is otherwise unable to promptly take such actions so as to satisfy such requirements or regulations, then the shareholder shall promptly divest a sufficient number of our shares necessary to cause the application of such requirement or regulation to not apply to us or any subsidiary of ours; and, if the shareholder fails to cause such satisfaction or divest itself of such sufficient number of our shares by not later than the 10th day after triggering such requirement or regulation, then any shares of ours beneficially owned by such shareholder at and in excess of the level triggering the application of such requirement or regulation shall, to the fullest extent permitted by law, be deemed to constitute shares held in violation of the ownership limitations set forth in Article VIII of the Amended and Restated Bylaws and be subject to the provisions of Article VIII of the Amended and Restated Bylaws and any actions triggering the application of such requirements or regulations may be deemed by us to be of no force or effect;

•                  Requiring that if the shareholder fails to satisfy the requirements or regulations or to take curative actions within such 10 day period, we may take all other actions which the Board of Trustees deems appropriate to require compliance or to preserve the value of our assets; and we may charge the offending shareholder for our costs and expenses as well as any damages which may result to us;

•                  Requiring that shareholders comply with all applicable requirements of federal and state laws, including all rules and regulations promulgated thereunder, in connection with such shareholder’s ownership interest in us and all other laws which apply to us or any subsidiary of ours or their respective businesses, assets or operations and which require action or inaction on the part of the shareholder;

•                  Providing that, if a shareholder, by virtue of the shareholder’s ownership interest in us or its receipt or exercise of proxies to vote shares owned by other shareholders would not be permitted to vote the shareholder’s shares or proxies for shares in excess of a certain amount pursuant to applicable law but the Board of

HRPT PROPERTIES TRUST

Trustees determines that the excess shares or shares represented by the excess proxies are necessary to obtain a quorum, then the shareholder shall not be entitled to vote any such excess shares or proxies, and instead such excess shares or proxies may, to the fullest extent permitted by law, be voted by our advisor (or by another person designated by the Trustees) in proportion to the total shares otherwise voted on such matter; and

•                  Providing that, to the fullest extent permitted by law, any representation, warranty or covenant made by a shareholder with any governmental or regulatory body in connection with such shareholder’s interest in us or any subsidiary of ours shall be deemed to be simultaneously made to, for the benefit of and enforceable by, us and any applicable subsidiary of ours;

•                  Former Article IX of our bylaws (now Article XI of the Amended and Restated Bylaws) was amended by removing the provision expressly authorizing the Board of Trustees, before payment of any dividends or other distributions, to set aside out of any funds available for dividends or other distributions such sum or sums as the Board of Trustees may from time to time, in its absolute discretion, think proper as a reserve fund for contingencies or for any other purpose as the Trustees shall determine to be in our best interest;

•                  Former Article XIII of our bylaws (now Article XV of the Amended and Restated Bylaws) was amended to add additional provisions, including, among other things:

•                  Providing that, in addition to the obligations of shareholders to indemnify us and hold us harmless as set forth in Section 7.12 of our Declaration of Trust, to the fullest extent permitted by law, each shareholder will be liable to us for, and indemnify and hold us harmless (and any subsidiaries or affiliates thereof) from and against, all costs, expenses, penalties, fines or other amounts arising from such shareholder’s breach of any provision of the Amended and Restated Bylaws or the Declaration or any action against us in which such shareholder is not the prevailing party;

•                  Providing procedures for ratification of past action or inaction on our part or of our officers; and

•                  Empowering the Board of Trustees to make determinations regarding ambiguities in the application of the Amended and Restated Bylaws; and

•                  Various other amendments and modifications to address various administrative matters, clarify certain provisions, eliminate certain matters already addressed in the Declaration of Trust and update some outdated provisions.

To the extent that the amendments to our bylaws, as well as the preexisting provisions of our bylaws, contain provisions which limit the ability of a shareholder to remove management or Trustees or restrict the ability to own or transfer our shares, those provisions may have anti-takeover effects.

The foregoing summary of the amendments to the existing bylaws is qualified in its entirety by reference to the text of the amendments and the Amended and Restated Bylaws.  The Amended and Restated Bylaws, and a copy marked to show changes from the prior bylaws, are attached hereto as Exhibits 3.1 and 3.2, respectively, and are incorporated by reference herein.

HRPT PROPERTIES TRUST

Item 6.	Exhibits

3.1	Composite copy of the Amended and Restated Bylaws of the Company, as amended and restated on November 6, 2008. (filed herewith)

3.2	Composite copy of the Amended and Restated Bylaws of the Company, as amended and restated on November 6, 2008 (marked). (filed herewith)

4.1	Form of 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate. (filed herewith)

4.2	Form of 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate. (filed herewith)

4.3	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (filed herewith)

10.1

First Amendment to Purchase and Sale Agreement, dated as of August 7, 2008, among the Company, Hub Properties Trust, MOB Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser. (filed herewith)

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
President and Chief Investment Officer
Dated: November 7, 2008

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2008