Form 10-K
period 2008-12-31
HRPT PROPERTIES TRUST
filed 2009-03-02
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9317

HRPT PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.5 billion based on the $6.77 closing price per common share for such stock on the New York Stock Exchange on June 30, 2008. For purposes of this calculation, an aggregate of 1,030,200 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 1,000,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 25, 2009: 224,433,241.

        References in this Annual Report on Form 10-K to the "Company", "HRP", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

        This report includes references to a registration statement filed by our subsidiary, Government Properties Income Trust, or GOV, for an offering of common shares. That registration statement has been filed with the Securities and Exchange Commission but has not yet become effective. GOV's common shares may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or a solicitation of an offer to buy, nor shall there be any sale of GOV's common shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our to be filed definitive Proxy Statement for the 2009 Annual Meeting of Shareholders scheduled to be held on May 13, 2009, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM THE PROPOSED FINANCING AND INITIAL PUBLIC OFFERING OF OUR WHOLLY OWNED SUBSIDIARY, GOV,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF

i

    INDIANA WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND ITS RELATED ENTITIES AND CLIENTS,

  •
  CHANGES IN PERSONNEL AND LACK OF AVAILABILITY OF QUALIFIED PERSONNEL,

  •
  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING TREATMENT, TAX RATES AND SIMILAR MATTERS, AND

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST FOR U.S. FEDERAL INCOME TAX PURPOSES.

FOR EXAMPLE:

  •
  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  THE CURRENT U.S. RECESSION MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE. SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING COMMERCIAL OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING COMMERCIAL OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED DURING THE CURRENT U.S. RECESSION, OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE, THE FINANCIAL RESULTS OF OUR TENANTS MAY DECLINE, RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE AND OUR TENANTS MAY BE UNABLE TO PAY OUR RENTS,

  •
  CONTINGENCIES IN OUR COMMITTED ACQUISITIONS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

  •
  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES,

  •
  OUR COMPLETION OF OUR CURRENTLY PENDING SALES OF 10 MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS FOR APPROXIMATELY $210.3 MILLION IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES. AS A RESULT OF ANY FAILURE OF

    THESE CONDITIONS, SOME OF THE PROPERTIES MAY NOT BE PURCHASED OR SOME OF THESE PURCHASES MAY BE ACCELERATED OR DELAYED,

  •
  IF GOV IS NOT SUCCESSFUL IN NEGOTIATING A NEW $250 MILLION SECURED CREDIT FACILITY, IT MAY NOT BE ABLE TO DISTRIBUTE PROCEEDS FROM THIS PROPOSED FINANCING TO US AND WE MAY NOT BE ABLE TO REDUCE AMOUNTS OUTSTANDING UNDER OUR REVOLVING CREDIT FACILITY. ALSO, THE INITIAL PUBLIC OFFERING OF GOV MAY NOT BE COMPLETED AND GOV COULD REMAIN A WHOLLY OWNED SUBSIDIARY OF OURS,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  PARTICIPATION IN AN INSURANCE BUSINESS INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY FINANCE CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PROCURED WITH OTHER MORE ESTABLISHED INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDS THAN WE EXPECT,

  •
  WE HAVE COMMENCED A COMMON SHARE REPURCHASE PROGRAM FOR UP TO $100 MILLION. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE WILL REPURCHASE THE FULL $100 MILLION OF OUR COMMON SHARES. IN FACT, WE MAY PURCHASE FEWER COMMON SHARES BECAUSE WE DETERMINE THE PURCHASE PRICES AVAILABLE TO US ARE NOT ATTRACTIVE, BECAUSE OF LEGAL RESTRICTIONS WHICH MAY APPLY TO OUR PURCHASES OF OUR COMMON SHARES, BECAUSE ALTERNATIVE MORE ATTRACTIVE INVESTMENTS BECOME AVAILABLE TO US OR FOR VARIOUS OTHER REASONS. ALSO, WE MAY, IN OUR DISCRETION, DECIDE TO ACCELERATE OR DELAY PURCHASES, TO DISCONTINUE MAKING PURCHASES OR TO EXTEND THE PERIOD DURING WHICH PURCHASES MAY BE MADE, AND

  •
  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER "ITEM 1A. RISK FACTORS".

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS' FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

        THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "HRPT PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST. ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HRPT PROPERTIES TRUST
2008 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

v

 PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, including office and industrial buildings and leased industrial land. For a discussion and information regarding our operating segments, see our financial statements beginning on page F-1.

        As of December 31, 2008, we owned 537 properties for a total investment of $6.2 billion at cost, and a depreciated book value of $5.4 billion, excluding properties classified as held for sale. Our portfolio includes 353 office properties with 36.4 million square feet of space and 184 industrial and other properties with 30.5 million square feet of space. Our 184 industrial and other properties include approximately 17 million square feet of leased industrial and commercial lands in Oahu, Hawaii.

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

  •
  the quality, experience, and credit worthiness of the property's tenants;

  •
  occupancy and demand for similar properties in the same or nearby markets;

  •
  the construction quality, physical condition and design of the property;

  •
  the geographic area and type of property; and

  •
  the pricing of comparable properties as evidenced by recent arm's length market sales.

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

        Financing Policies.    We currently have a revolving credit facility with a borrowing capacity of $750 million (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt. This credit facility matures in August 2010, and we have an option to extend the facility an additional year for a fee. The annual interest payable for amounts drawn under the facility is LIBOR plus 0.55%. At December 31, 2008, $201 million was outstanding under our revolving credit facility.

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

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our board of trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 332-3990. RMR also acts as the manager to Hospitality Properties Trust, or Hospitality Properties, and Senior Housing Properties Trust, or Senior Housing, and has other business interests. The directors of RMR are David J. Hegarty, Gerard M. Martin, formerly one of our managing trustees, Adam D. Portnoy and Barry M. Portnoy. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Jr., Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Francis R. Murphy III, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Messrs. Mannix, Popeo and Lepore are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of February 25, 2009, RMR had approximately 585 full time employees.

        Government Properties Income Trust.    On February 20, 2009, our wholly owned subsidiary, Government Properties Income Trust, or GOV, filed a registration statement with the Securities and Exchange Commission, or SEC, for the initial public offering of 10 million common shares of beneficial interest, or common shares. If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters' over allotment option is exercised in full). We intend to transfer 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina, respectively, to GOV. These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia. GOV is currently negotiating a $250 million secured credit facility with a group of commercial banks. If GOV is successful in obtaining that credit facility, we expect that the initial proceeds of this credit facility will be distributed to us, and we expect to use these proceeds to repay amounts outstanding under our unsecured revolving credit facility or other outstanding debt. If the GOV registration statement becomes effective and the initial public offering is completed, GOV expects to use the net proceeds from the offering to reduce amounts outstanding under its secured credit facility.

        In order to govern the separation of GOV from us, we intend to enter into a transaction agreement with GOV. We expect that the transaction agreement will provide that:

  •
  the current assets and liabilities from the properties to be transferred to GOV will, as of the time of closing of the public offering of GOV's common shares, be settled between us and GOV so that we will retain all pre-closing current assets and liabilities and GOV will retain all post-closing current assets and liabilities;

  •
  GOV will indemnify us with respect to any liability relating to any property transferred to it, including liabilities which arose before GOV's formation; and

  •
  so long as we own in excess of 10% of GOV's outstanding shares, we and GOV engage the same manager or we and GOV have any common managing trustees, (1) we will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also trustees of ours have determined not to make the acquisition, (2) GOV will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of our independent trustees who are not also trustees of GOV have determined not to make the acquisition, (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us,

    (4) GOV and we will cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain REIT tax status and otherwise to promote our respective orderly governance, and (5) we and GOV will cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

        The above restrictions will not prohibit us from leasing our current and future properties to government tenants.

        We have no present intention to sell any of our retained government leased properties or to engage in any transaction which might cause GOV's right to purchase those properties to become exercisable; however, we will have the right to change our intention regarding these properties at any time in our discretion.

        Our investment in GOV and any other 50% or less owned companies, over which we can exercise influence, but do not control, will be accounted for using the equity method of accounting. Significant influence will be present through common representation on the board of trustees. Our two managing trustees will also be managing trustees of GOV. Our two managing trustees are the beneficial owners of RMR. RMR provides management services to us and will provide management services to GOV. We will use the income statement method to account for issuance of common shares. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by GOV will be recognized in our income statement.

        We expect GOV to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, or the IRC; the proposed tax consequences to us from the formation of GOV and its issuance of shares is described below, in "Federal Income Tax Considerations".

        As of the date of this Report, GOV has not received a commitment for the secured credit facility described above; its negotiations to obtain the facility on terms acceptable to GOV and us may not be successful and we expect that any commitment will be subject to various conditions. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the secured credit facility. Accordingly, there can be no assurance that the secured credit facility will be available to GOV.

        In addition, GOV's registration statement for its offering of common shares is subject to review and comment by the SEC and the offering will not occur unless, among other things, definitive documentation relating to the formation of GOV has been agreed upon, executed and delivered, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the offering. Accordingly, there can be no assurance that the offering will occur. In such event, we intend that GOV would remain our wholly owned subsidiary. We do not currently intend to proceed with the offering of GOV's common shares described above unless GOV's secured credit facility has been obtained.

        Competition.    Investing in and operating office buildings and other real estate is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        Environmental Matters.    Under various laws, owners of real estate may be required to investigate and clean up or remove hazardous substances present at properties they own, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with such hazardous substances. We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys of the properties we own prior to their purchase and we considered those costs when determining an acceptable purchase price. Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheet and included in the cost of the real estate acquired. Some of our industrial lands in Oahu, HI have been historically used for environmentally dangerous purposes; and we may have to engage in potentially expensive environmental clean up at these properties in the future, especially if we change the use of these properties. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

        Internet Website.    Our internet website address is www.hrpreit.com. Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our independent trustees, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

 FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, life insurance company, regulated investment company, or other financial institution;

  •
  a broker, dealer or trader in securities or foreign currency;

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

        The IRC sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or an electing trust in existence on August 20, 1996, to the extent provided in Treasury regulations;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1987. Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        The conversion formula of our series D cumulative convertible preferred shares may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a shareholder receives upon conversion. Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions. In general, a shareholder that holds our series D cumulative convertible preferred shares would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a shareholder's adjusted tax basis in series D cumulative convertible preferred shares would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of the series D cumulative convertible preferred shares could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions. A shareholder may also receive a constructive distribution if a conversion of its series D cumulative convertible preferred shares is accompanied by a change in the conversion formula.

        If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be "essentially equivalent to a dividend" as defined by the IRC. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is "substantially disproportionate" with respect to the surrendering shareholder's ownership in us, (2) results in a "complete termination" of the surrendering shareholder's common and preferred share interest in us, or (3) is "not essentially equivalent to a dividend" with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder. In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder's tax basis in the repurchased preferred shares will be transferred to the shareholder's remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2008 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

  •
  If we have net income from the disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

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

  •
  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired a C Corporation in connection with our acquisition of real estate. Our investigations of this C Corporation indicated that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

  •
  As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

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

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

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

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. (For our 2001 through 2008 taxable years, no more than 20% of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our taxable REIT subsidiaries; before the introduction of taxable REIT subsidiaries in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a taxable REIT subsidiary must:

          (1)   be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

          (2)   join with us in making a taxable REIT subsidiary election;

          (3)   not directly or indirectly operate or manage a lodging facility or a health care facility; and

          (4)   not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or, after our 2008 taxable year, a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status at all times during which we intend for a subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; and (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after December 31, 2004 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30,

    2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; and (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

        In order to qualify as "rents from real property" under Section 856 of the IRC, several requirements must be met:

  •
  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property that is rented. For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return.

        Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

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

  •
  engage in the business of developing, owning and managing our existing properties and acquiring, developing, owning and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2001 through 2008 taxable years, 20%) of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

        The IRC also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Our Investment in Senior Housing.    For several years, we owned a significant minority, in excess of 10%, of Senior Housing shares, and we believe that Senior Housing during these years qualified as a REIT under the IRC. We sold all our Senior Housing shares in 2006, and no longer own any material stake in that company. For any of our taxable years in which Senior Housing qualified as a REIT, our investment in Senior Housing counted favorably toward the REIT asset tests and our gains and dividends from Senior Housing shares counted as qualifying income under both REIT gross income tests. However, because we did not and could not control Senior Housing's compliance with the federal income tax requirements for REIT qualification, we joined with Senior Housing in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective January 1, 2001, and we reaffirmed this protective election every January 1 since then through January 1, 2006. Pursuant to this protective taxable REIT subsidiary election, we believe that if Senior Housing was not a REIT, it would instead be considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that Senior Housing's failure to qualify as a REIT would not have jeopardized our own qualification as a REIT even though we owned more than 10% of it.

        Our Possible Government Properties Income Trust Transaction.    We have proposed the formation of GOV as our wholly owned subsidiary that owns properties leased to government tenants, potentially followed by GOV's issuance of its common shares to the public in an initial public offering, or IPO. The proposed GOV transaction may change or may not occur. While GOV remains our wholly owned subsidiary, it will be our disregarded entity pursuant to Section 856(i) of the IRC or regulations issued under Section 7701 of the IRC, as discussed above.

If and when it occurs, we expect GOV's IPO to result in (a) GOV becoming a separately regarded corporation that intends to satisfy the requirements for qualification and taxation as a REIT under the IRC, and (b) GOV's wholly owned subsidiaries, if any, becoming disregarded entities of the newly separate GOV. Although there can be no assurance in this regard, particularly because the final contours of the GOV transaction have yet to be determined, we expect the GOV IPO to impact our own REIT qualification and taxation under the IRC in the following manner:

  •
  GOV's separation from us pursuant to an IPO should be nontaxable to us for federal income tax purposes.

  •
  If it is ultimately determined by the IRS or a court that, contrary to our expectation, we recognized gain or income as a result of GOV's separation from us pursuant to an IPO, then we may be required to amend our tax reports, including those sent to our shareholders, and we will owe federal income tax on the undistributed gain and income unless we elect to pay a sufficient deficiency dividend to our shareholders. As discussed below, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain or income is recognized, but an interest charge would be imposed upon us for the delay in distribution.

  •
  For any of our taxable years in which GOV qualifies as a REIT, we expect that our continued investment in GOV shares will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from GOV shares will count as qualifying income under the 75% and 95% gross income tests, all as described above.

  •
  However, because we cannot control GOV's compliance with the federal income tax requirements for REIT qualification, we expect to join with GOV in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, and we may reaffirm this protective election every subsequent January 1. Pursuant to this protective taxable REIT subsidiary election, we believe that if GOV was not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that GOV's failure to qualify as a REIT will not jeopardize our own qualification as a REIT even though we own more than 10% of it.

        Annual Distribution Requirements.    In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

          (A)  the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

          (B)  the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

        We may be able to rectify a failure to pay sufficient dividends for any year by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

Acquisition of C Corporations

        On July 17, 2008, we acquired a C corporation in a transaction where the C corporation was ultimately merged into our disregarded entity under Treasury regulations issued under Section 7701 of the IRC, all as described in Section 381(a) of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation, and a proportionate share of the assets, liabilities and items of income, deduction and credit of the partnership in which the acquired corporation was a partner, are treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally were treated as the successor to the acquired corporate entity's federal income tax attributes, such as the entity's adjusted tax bases in its assets and its depreciation schedules; we were also treated as the successor to the acquired corporate entity's earnings and profits for federal income tax purposes.

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten-year period could be subject to tax under these rules. However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        To the extent of our gains in a taxable year that are subject to the built in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010).

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of the July 17, 2008 transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entity. Thus, we needed to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we retained accountants to compute the amount of undistributed earnings and profits that we inherited in the July 17, 2008 transaction. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Acquisition of Publicly Traded Partnership

        In 2004, we acquired all of the limited partnership interests and the general partnership interest of a publicly traded partnership as well as certain of the partnership's affiliated entities. Prior to our acquisition of the publicly traded partnership and its affiliates, the acquired entities directly or indirectly owned substantially all of the outstanding equity interests in various noncorporate subsidiaries and four C corporations. However, before our acquisition of these entities, all four C corporation subsidiaries were converted into disregarded entities under Treasury regulations issued under Section 7701 of the IRC, and thus considered liquidated for federal income tax purposes. Upon our acquisition, the publicly traded partnership itself and its affiliates and subsidiaries became disregarded entities of ours under Treasury regulations issued under Section 7701 of the IRC. Thus, after the 2004 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

Like-Kind Exchanges

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing. Most of these agreements closed during 2008; one closed in 2009; and a few are scheduled to close in 2010. Senior Housing's obligations to complete these purchases were and are subject to various conditions typical of commercial real estate purchases. On advice of counsel, we believe that each of these agreements should be viewed as a separate transaction for federal income tax purposes. Accordingly, we believe each agreement may, in our discretion, be the subject of a separate cash sale or like-kind exchange under Section 1031 of the IRC. We therefore entered into like-kind exchanges for some, but not all, of the disposed properties and reported those exchanges as dispositions and exchanges separate from each other and from any cash sales.

        If, contrary to our view, the IRS recharacterizes these agreements as a composite transaction, then some or all of our realized gain on the several dispositions that were intended to be like-kind exchanges may, contrary to our expectation of nonrecognition, be recognized in full. In that event, we will not have distributed all of our capital gain for 2008, and possibly also for 2009 or 2010. In such case, we may owe federal income tax on the undistributed capital gain unless we elect to pay deficiency dividends to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain is recognized, but an interest charge would be imposed upon us for the delay in distribution.

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

        In contrast to the typical redemption of preferred shares for cash only, discussed above, if a U.S. shareholder receives a number of our common shares as a result of a conversion or repurchase of series D cumulative convertible preferred shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (1) the excess, if any, of the value of the cash and common shares received over such shareholder's adjusted tax basis in its series D cumulative convertible preferred shares surrendered or (2) the cash received. Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of series D cumulative convertible preferred shares to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder's continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain. A U.S. shareholder's basis in its common shares received would be equal to the basis for the series D cumulative convertible preferred shares surrendered less any cash received plus any income or gain recognized. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for the series D cumulative convertible preferred shares surrendered. If, in addition to common shares, upon conversion or repurchase a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion or repurchase.

        A U.S. shareholder generally will not recognize any income, gain or loss upon conversion of series D cumulative convertible preferred shares into common shares except with respect to cash, if any, received in lieu of a fractional common share. A U.S. shareholder's basis in its common shares received would be equal to the basis for the series D cumulative convertible preferred shares surrendered less any basis allocable to any fractional share exchanged for cash. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for the series D cumulative convertible preferred shares surrendered. Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share. Accordingly, receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share. If, in addition to common shares, upon conversion a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.

        Effective for federal tax returns with due dates after October 22, 2004, the IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

        Tax-exempt pension trusts that own more than 10% by value of a "pension-held REIT" at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

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

  •
  the REIT is "predominantly held" by tax-exempt pension trusts; and

  •
  the REIT would fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust and bylaws, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

        Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income. In addition, these prospective investors should consult their own tax advisors concerning any "set aside" or reserve requirements applicable to them.

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

        In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States). In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

        Effective generally from and after 2006, a special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including a conversion of our series D cumulative convertible preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any distributions or proceeds paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

"Plan Assets" Considerations

        The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

        Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act.

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

        We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

The financial markets are currently in a period of disruption and recession, and we do not expect these conditions to improve in the near future.

        The financial markets are currently experiencing very difficult conditions and volatility. These market conditions have resulted in a decrease in availability of corporate credit and have led to the insolvency, closure or acquisition of a number of financial institutions. A continued recession or a depression could adversely affect the financial condition and results of operations of our tenants, which would impact the ability of our tenants to pay rent to us.

We may be unable to access the capital necessary to repay our debts or to grow.

        To retain our status as a REIT, we are required to distribute at least 90% of our taxable income to shareholders and we generally cannot retain sufficient income from operations to repay our debts, to invest in our properties or fund our acquisitions. Accordingly, our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities, to maintain our properties and to invest at yields that exceed our cost of capital. However, at present there is a significant contraction in financial liquidity globally. In these circumstances, our ability to raise reasonably priced capital is not assured; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our business and growth strategy is not assured and may fail.

If the current recession continues or worsens, the occupancy and rents at our properties may decline.

        The U.S. economy is currently in recession. There are several indications that general economic conditions may continue to worsen before they begin to improve. We do not know when economic conditions will improve. If the current recession worsens or continues for a prolonged period the demand to lease commercial and industrial space will decline. Reductions in tenant demand to lease space are likely to result in reduced occupancy and rents at our properties. Many of our operating costs, such as utilities, real estate taxes, insurance, certain management fees, etc. are fixed. If our rents decline our income and cash flow available for distribution will decline and we may become unable to maintain our current rate of distributions to shareholders.

We are currently dependent upon economic conditions in our five core markets: Metro Philadelphia, Pennsylvania; Oahu, Hawaii; Metro Washington, DC; Metro Boston, Massachusetts and Southern California.

        Approximately 42% of our revenues in fiscal year 2008 were derived from properties located in our five core markets: Metro Philadelphia, PA; Oahu, HI; Metro Washington, DC; Metro Boston, MA and Southern California. A downturn in economic conditions in these markets could result in reduced demand from tenants for our properties. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

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

        In addition, we face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded and private REITs, private investment funds and others; and

  •
  competition from other real estate investors may significantly increase the purchase price we must pay to acquire properties.

Increasing interest rates may adversely affect us and the value of your investment in our shares.

        On December 31, 2008, we had approximately $401 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt, our cost to refinance existing debt when it becomes due and our ability to pay distributions to you. In addition, an increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby limiting our ability to sell properties to raise capital or realize gains or obtain mortgage financing secured by our properties. We pay regular distributions to our common and preferred shareholders; when interest rates available to investors rise, the market prices of dividend paying securities often decline. Accordingly, if interest rates rise, the market price of your ownership of our shares may decline.

Changes in the government's requirements for leased space may adversely affect us.

        Approximately 14% of our total rents pursuant to signed leases as of December 31, 2008 come from government tenants. If the proposed sale of securities by our subsidiary, GOV, is completed on currently proposed terms, approximately 10% of our pro forma total rents received in 2008 would be directly or indirectly from governments, including rents from properties which we continue to own and our 49.9% indirect ownership of GOV. Many of our leases with government agencies allow the tenants to vacate the leased premises before the stated term expires with little or no liability. Historically, our government tenants have only rarely exercised lease termination rights and have regularly renewed leases. Nonetheless, for fiscal policy reasons, security concerns or otherwise some or all of our government tenants may decide to vacate our properties. If a significant number of such terminations occur, our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent you from receiving a takeover premium for your shares or prevent you from implementing beneficial changes.

        Our declaration of trust or bylaws prohibit any shareholder, other than RMR and its affiliates, from owning more than 9.8% of any class or series of our outstanding shares. This provision of the declaration of trust is intended to assist with our REIT compliance under the IRC. However, this provision will also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under

Maryland law may further deter persons from attempting to acquire control of us and implement changes, including, for example, provisions relating to:

  •
  the division of our trustees into three classes; with the term of one class expiring each year, which could delay a change in our control;

  •
  required qualifications needed for an individual to serve as a trustee and a requirement that certain of our trustees be "managing trustees" and other trustees be "independent trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business before a meeting of shareholders;

  •
  the two-thirds shareholder vote required for removal of trustees;

  •
  the authority of our board of trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the chief executive officer, a majority of the independent trustees, the board of trustees or the holders of a majority of our shares entitled to vote at such meeting may call shareholder meetings; and

  •
  the authority of our board of trustees to adopt certain amendments or supplements to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized shares, to create new classes or series of certain shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued preferred shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our preferred shares or any new class of preferred shares created by our board of trustees.

        We have a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for shares they own.

The loss of our tax status as a REIT or tax authority challenges could have significant adverse consequences to us and reduce the market price of our securities.

        As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the IRC, for which there are available only limited judicial or administrative interpretations. We believe we have operated, and are operating, as a REIT in compliance with the IRC. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our credit facility, our ability to raise capital would be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our securities would likely decline.

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

  •
  increased supply of similar properties in our markets;

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

  •
  asbestos related liabilities and costs of containment or removal; and

  •
  other environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent land or other parties.

Our business dealings with our managing trustees and related persons may create conflicts of interest.

        We have no employees. Personnel and services which we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the types of properties that are proper investments for us, as well as the individual investment decisions. Our board of trustees periodically reviews our operating and investment guidelines and our properties but does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our board of trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our board of trustees, including our independent trustees, are members of one or more boards of trustees or directors of various companies to which RMR provides management services. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates. We cannot assure you that the provisions in our declaration of trust or bylaws adequately address potential conflicts of interest or that such actual or potential conflicts of interest will be resolved in our favor.

        We pay RMR fees based in part upon the historical cost of our investments, the gross rents we collect from tenants and the costs of construction we incur at our properties which are supervised by RMR, plus an incentive fee based upon increases in our funds from operations (as defined in our business management agreement). Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties and discourage sales of properties by us or to undertake unnecessary construction activities. RMR also acts as the manager for two other publicly traded REITs: Senior Housing, which owns senior living and healthcare properties; and Hospitality Properties, which owns hotels and travel centers. RMR also provides management services to other public and private companies, including: Five Star Quality Care, Inc., or Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals; and TravelCenters of America LLC, or TravelCenters, which operates and franchises travel centers. During 2008 we entered agreements to sell certain medical office buildings to Senior Housing. If and when our subsidiary, GOV, becomes majority owned by public investors, we expect GOV to enter into management agreements with RMR. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. A termination of our business management agreement with RMR is a default under our revolving credit facility unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our business management and property management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your securities.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, related persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2008, we had $2.9 billion in debt outstanding, which was approximately 50% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any debts or honoring our debt covenants, it may create one or more cross-defaults, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2008, our subsidiaries had $447.7 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

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

        The conversion of some or all of our series D preferred shares, including a conversion upon exercise of a "fundamental change" (as such term is defined in the applicable articles supplementary) will dilute the ownership interests of existing shareholders. Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. In addition, the existence of the series D preferred shares may encourage short selling by market participants because the conversion of the series D preferred shares could depress the price of our common shares or for other reasons.

We may change our operational and investment policies without shareholder approval.

        Our board of trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect market value of our common and preferred shares and our ability to make distributions to you.

We are dependent upon RMR to manage our business and implement our growth strategy.

        Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy on favorable terms. Because we are externally managed, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the management fees we pay RMR, and as a result our earnings and cash flows may decline.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

        Our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. We have similar obligations under individual indemnification agreements with each of our trustees and executive officers. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the current provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Provisions in RMR's management agreements with us and with other entities managed by RMR and in transaction agreements between us and certain of those entities may restrict our investing activities and create conflicts of interest.

        RMR's management agreements with us and with other entities managed by RMR, in effect, restrict our ability to make investments in properties that are within the investment focus of another business now or in the future managed by RMR. RMR will have discretion to determine whether a particular investment opportunity is within our investment focus or that of another business managed by RMR. In addition, our transaction agreement with Senior Housing has, and we expect the transaction agreement which we may enter into with GOV if its offering occurs to have, restrictions on our right to make investments in properties that are within the investment focus of the other business. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of other businesses managed by RMR. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease owned properties to any particular tenant and, as a result, we may compete with other businesses managed by RMR for tenants. Our management agreements afford RMR discretion to determine which leasing opportunities to present to us or to other businesses managed by RMR. Accordingly, we may compete with other businesses managed by RMR for investments in properties that are not within the investment focus of us or another business managed by RMR and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor.

There is no assurance that we will make distributions in the future.

        We intend to continue to pay quarterly distributions to our shareholders. However, our ability to pay distributions may be adversely affected by the risks described herein, including the current U.S. recession and constraints in the U.S. capital markets and their impact on our business. Our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our debt indenture. All our distributions are made at the discretion of our board of trustees and the timing and amount of our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status, our ability to access capital and such other factors as our board of trustees may deem relevant from time to time. Recent IRS rulings have expanded the ability of REITs to pay distributions in shares. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred stock are rated by Moody's Investors' Service and Standard & Poor's Ratings Services. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        General.    At December 31, 2008, we had real estate investments totaling approximately $6.2 billion in 537 properties, excluding properties classified as held for sale, that were leased to over 2,100 tenants. Our properties are located in both central business district, or CBD, and suburban areas. We have concentrations of properties in five major geographic segments: Metro Philadelphia, PA; Oahu, HI; Metro Washington, DC; Metro Boston, MA and Southern California. For further information by geographic segment, see footnote 10 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

        The states in which we owned real estate at December 31, 2008, excluding properties held for sale, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount (1)	Net Book Value (1)	Rent (2)
Alabama	2	$34,916	$33,627	$4,166
Arizona	10	126,355	102,413	21,314
Arkansas	1	11,876	11,412	—
California	44	392,802	323,142	57,973
Colorado	10	136,565	113,655	21,515
Connecticut	19	153,818	141,133	19,212
Delaware	2	69,817	53,836	5,790
District of Columbia	3	196,195	147,293	29,347
Florida	2	46,729	46,208	7,422
Georgia	49	310,209	282,964	44,903
Hawaii	57	645,135	640,362	68,157
Illinois	7	141,712	132,753	20,190
Indiana	4	95,124	87,903	13,672
Iowa	2	21,477	21,063	2,163
Kansas	42	125,326	122,162	20,777
Kentucky	1	11,980	10,563	1,717
Maryland	13	381,055	316,243	56,411
Massachusetts	18	320,882	269,494	49,509
Michigan	18	66,342	58,691	12,622
Minnesota	15	147,317	114,367	18,075
Missouri	9	67,078	60,756	11,571
New Hampshire	1	22,170	17,367	2,501
New Jersey	4	34,097	25,797	4,507
New Mexico	16	118,163	99,303	19,683
New York	50	393,862	341,097	57,621
North Carolina	1	9,432	9,126	848
Ohio	22	190,129	179,192	29,225
Oklahoma	1	25,393	19,093	1,649
Pennsylvania	36	1,075,286	866,247	155,528
South Carolina	15	93,143	88,461	11,978
Tennessee	4	75,718	66,307	10,035
Texas	29	427,760	339,234	52,684
Virginia	8	106,899	86,986	15,737
Washington	18	84,052	72,839	12,769
West Virginia	1	5,080	3,798	1,014
Wisconsin	2	67,400	66,072	10,943
Wyoming	1	10,963	8,340	1,459

Total real estate	537	$6,242,257	$5,379,299	$874,687

(1)
Excludes purchase price allocations for acquired real estate leases and properties classified as held for sale.

(2)
Rent is pursuant to signed leases as of December 31, 2008, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        At December 31, 2008, 28 properties with an aggregate cost of $881.5 million were encumbered by mortgage notes payable totaling $447.7 million.

Item 3.    Legal Proceedings

        In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transactions reports:

	High	Low
2007
First Quarter	$13.67	$12.04
Second Quarter	12.72	10.13
Third Quarter	10.90	9.06
Fourth Quarter	10.49	7.40
2008
First Quarter	$8.56	$6.58
Second Quarter	8.00	6.75
Third Quarter	8.33	6.43
Fourth Quarter	6.98	1.57

        The closing price of our common shares on the NYSE on February 25, 2009, was $3.66 per share.

        As of February 25, 2009, there were 2,774 shareholders of record, and we estimate that as of such date there were in excess of 84,000 beneficial owners of our common shares.

        Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2007	2008
First Quarter	$0.21	$0.21
Second Quarter	0.21	0.21
Third Quarter	0.21	0.21
Fourth Quarter	0.21	0.21

Total	$0.84	$0.84

        All common share distributions shown in the table above have been paid. In January 2009 we announced a new quarterly common share dividend rate of $0.12 per share ($0.48 per share per year). We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

        Issuances of unregistered shares during the fourth quarter were as follows: On December 11, 2008, pursuant to our incentive share award plan, certain employees of our manager, RMR, received grants totaling 36,000 common shares of beneficial interest, par value $0.01 per share, valued at $2.44 per share, the closing price of our common shares on the NYSE on that day. These grants were made pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        In January 2009, we announced that our board of trustees authorized a common share repurchase program for up to $100 million from time to time during the following 12 months. During January through February 25, 2009, we repurchased 3,300,000 of our common shares for $11.8 million, including transaction costs, using cash on hand.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share data.

	Year Ended December 31,
Income Statement Data	2008	2007	2006	2005	2004
Total revenues	$835,540	$783,266	$744,008	$655,315	$554,248
Income from continuing operations	83,306	94,320	221,910	127,213	138,942
Net income (1)	244,645	124,255	250,580	164,984	162,829
Net income available for common shareholders (2)	193,977	59,453	198,974	118,984	116,829
Common distributions declared	190,302	136,239	220,481	172,065	147,156
Weighted average common shares outstanding—basic	226,468	214,361	209,965	197,831	176,157
Weighted average common shares outstanding—diluted	255,661	243,554	216,524	197,831	176,157
Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.14	$0.14	$0.81	$0.41	$0.53
Net income available for common shareholders—basic (2)	0.86	0.28	0.95	0.60	0.66
Net income available for common shareholders—diluted (2)	0.86	0.28	0.94	0.60	0.66
Common distributions declared	0.84	0.63	1.05	0.84	0.83

	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
Real estate properties (3)	$6,242,257	$6,156,294	$5,762,273	$5,224,574	$4,659,098
Equity investments	—	—	—	194,297	207,804
Total assets	6,016,099	5,859,332	5,575,949	5,327,167	4,813,330
Total indebtedness, net	2,889,918	2,774,160	2,397,231	2,520,156	2,355,031
Total shareholders' equity	2,921,112	2,902,883	2,950,768	2,645,486	2,307,194

(1)
Changes in net income include income from property acquisitions during all periods presented; gains of $137.2 million recognized in 2008 from the sale of properties, gains of $116.3 million recognized in 2006 from the sale of all 7.7 million Senior Housing common shares and 4.0 million Hospitality Properties common shares we owned; gains of $11.8 million recognized in 2005 from equity transactions of equity investments and the sale of 950,000 of our Senior Housing common shares and gains of $30.0 million recognized in 2004 from equity transactions of equity investments and the sale of 4.1 million of our Senior Housing common shares.

(2)
Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of preferred shares.

(3)
Excludes value of acquired real estate leases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We primarily own office and industrial buildings located throughout the United States. We also own approximately 17 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

        As of December 31, 2008, 90.4% of our total square feet was leased, compared to 92.7% leased as of December 31, 2007. These results reflect a 2.2 percentage point decrease in occupancy at properties we owned continuously since January 1, 2007. Occupancy data for 2008 and 2007 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2008	2007	2008	2007
Total properties	537	486	452	452
Total square feet	66,872	62,198	57,423	57,423
Percent leased(3)	90.4%	92.7%	90.2%	92.4%

(1)
Excludes properties sold or under contract for sale as of December 31, 2008.

(2)
Based on properties owned continuously since January 1, 2007, and excludes properties sold or under contract for sale as of December 31, 2008.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

        During the year ended December 31, 2008, we signed new leases for 1.3 million square feet and lease renewals for 3.1 million square feet, at weighted average rental rates that were 9% above rents previously charged for the same space. Average lease terms for leases signed during 2008 were 5.6 years. Commitments for tenant improvement and leasing costs for leases signed during 2008 totaled $41.2 million, or $9.52 per square foot (approximately $1.70/sq. ft. per year of the lease term).

        During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken. The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and completion of newly constructed office properties in certain markets has increased, causing our occupancy to decline. Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally remained unchanged over the past twelve months, but started to increase in certain markets during the second half of 2008. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms. We believe that some decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

        Approximately 18.6% of our leased square feet and 20.9% of our rents are included in leases scheduled to expire through December 31, 2010. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time. Lease expirations by year, as of December 31, 2008, are as follows (square feet and dollars in thousands):

Year	Square Feet Expiring (1)	% of Square Feet Expiring	Annualized Rental Income Expiring (2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2009	4,513	7.5%	$80,766	9.2%	9.2%
2010	6,697	11.1%	102,567	11.7%	20.9%
2011	6,115	10.1%	106,497	12.2%	33.1%
2012	5,627	9.3%	109,112	12.5%	45.6%
2013	5,657	9.3%	99,134	11.3%	56.9%
2014	3,205	5.3%	56,797	6.5%	63.4%
2015	3,806	6.3%	69,753	8.0%	71.4%
2016	2,739	4.5%	45,420	5.2%	76.6%
2017	2,103	3.5%	43,530	5.0%	81.6%
2018	1,735	2.9%	31,287	3.6%	85.2%
2019 and thereafter	18,262	30.2%	129,824	14.8%	100.0%

	60,459	100.0%	$874,687	100.0%

Weighted average remaining lease term (in years):	8.2		5.9

(1)
Square feet is pursuant to signed leases as of December 31, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Rents are pursuant to signed leases as of December 31, 2008, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        Our principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears. As of December 31, 2008, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,650	7.7%	12.5%	2009 to 2024
2. GlaxoSmithKline plc	608	1.0%	1.7%	2013
3. PNC Financial Services Group	460	0.8%	1.3%	2011, 2021
4. Jones Day	407	0.7%	1.3%	2012, 2019
5. Wells Fargo Bank	393	0.7%	1.2%	2009 to 2017
6. Flextronics International Ltd.	894	1.5%	1.2%	2014
7. ING	410	0.7%	1.1%	2011, 2018
8. JDA Software Group, Inc.	283	0.5%	1.0%	2012

Total	8,105	13.6%	21.3%

(1)
Square feet is pursuant to signed leases as of December 31, 2008, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Rent is pursuant to signed leases as of December 31, 2008, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Investment Activities

        During 2008, we acquired 54 office and industrial properties with 4,729,000 square feet of space for $473.1 million, excluding closing costs. At the time of acquisition, these properties were 93.3% leased and yielded approximately 9.9% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property rental income less property operating expenses on the date of closing.

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or Senior Housing, for an aggregate purchase price of approximately $565.0 million. Between June and December 31, 2008, we sold 37 of these properties containing 1,545,000 square feet of space for approximately $346.8 million, excluding closing costs, and recognized gains totaling $137.2 million. In January 2009, we sold one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 sales to occur in 2010. We and Senior Housing may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being sold; in the event that we receive third party consent we may nonetheless sell that building. In June 2008, we also agreed to sell one additional property to a third party for approximately $15 million, excluding closing costs, but this sale has not yet closed.

        Our obligations to complete the uncompleted sales are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will sell all of these buildings or that the remaining sales will be completed in 2010 or sooner. In addition, Senior Housing acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions. Senior Housing was formerly our subsidiary, and both we and Senior Housing are managed by Reit Management & Research LLC, or RMR. Because we and Senior Housing are both managed by RMR, the terms of these transactions were negotiated by special committees of our and Senior Housing's boards of trustees composed solely of independent trustees of each company who were not also trustees of both companies.

Financing Activities

        In January 2008, we prepaid, at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility. In addition, Senior Housing assumed $4.5 million of 6.5% mortgage debt due in 2013 and $6.3 million of 7.5% mortgage debt due in 2022 when it acquired two properties from us in July 2008. In 2008, we assumed $111.4 million of secured mortgage debt in connection with property acquisitions. These mortgage debts bear interest at rates ranging from 5.76% to 7.435%, require monthly principal and interest payments and mature from 2011 to 2027.

        On February 20, 2009, our wholly owned subsidiary, Government Properties Income Trust, or GOV, filed a registration statement with the Securities and Exchange Commission, or SEC, for the initial public offering of 10 million common shares of beneficial interest, or common shares. If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters' over allotment option is exercised in full). We intend to transfer 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina, respectively, to GOV. These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia. GOV is currently negotiating a $250 million secured credit facility with a group of commercial banks. If GOV is successful in obtaining that credit facility, we expect that the initial proceeds of this credit facility will be distributed to us, and we expect to use these proceeds to repay amounts outstanding under our unsecured revolving credit facility or other outstanding debt. If the GOV registration statement becomes effective and the initial public offering is completed, GOV expects to use the net proceeds from the offering to reduce amounts outstanding under its secured credit facility.

        In order to govern the separation of GOV from us, we intend to enter into a transaction agreement with GOV. We expect that the transaction agreement will provide that:

  •
  the current assets and liabilities from the properties to be transferred to GOV will, as of the time of closing of the public offering of GOV's common shares, be settled between us and GOV so that we will retain all pre-closing current assets and liabilities and GOV will retain all post-closing current assets and liabilities;

  •
  GOV will indemnify us with respect to any liability relating to any property transferred to it, including liabilities which arose before GOV's formation; and

  •
  so long as we own in excess of 10% of GOV's outstanding shares, we and GOV engage the same manager or we and GOV have any common managing trustees, (1) we will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also trustees of ours have determined not to make the acquisition, (2) GOV will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of our independent trustees who are not also trustees of GOV have determined not to make the acquisition, (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us, (4) GOV and we will cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain REIT tax status and otherwise to promote our respective orderly governance, and (5) we and GOV will cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

        The above restrictions will not prohibit us from leasing our current and future properties to government tenants.

        We have no present intention to sell any of our retained government leased properties or to engage in any transaction which might cause GOV's right to purchase those properties to become exercisable; however, we will have the right to change our intention regarding these properties at any time in our discretion.

        As of the date of this Annual Report on Form 10-K, GOV has not received a commitment for the secured credit facility described above; its negotiations to obtain the facility on terms acceptable to GOV and us may not be successful and we expect that any commitment will be subject to various conditions. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the secured credit facility. Accordingly, there can be no assurance that the secured credit facility will be available to GOV.

        In addition, GOV's registration statement for its offering of common shares is subject to review and comment by the SEC, and the offering will not occur unless, among other things, definitive documentation relating to the formation of GOV has been agreed upon, executed and delivered, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the offering. Accordingly, there can be no assurance that the offering will occur. In such event, we intend that GOV would remain our wholly owned subsidiary. We do not currently intend to proceed with the offering of GOV's common shares described above unless GOV's secured credit facility has been obtained.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)
Rental income	$835,540	$783,266	$52,274	6.7%

Expenses:
Operating expenses	347,958	315,131	32,827	10.4%
Depreciation and amortization	185,657	170,321	15,336	9.0%
General and administrative	36,812	33,711	3,101	9.2%

Total expenses	570,427	519,163	51,264	9.9%

Operating income	265,113	264,103	1,010	0.4%
Interest income	1,442	2,293	(851)	(37.1)%
Interest expense	(180,193)	(170,970)	(9,223)	(5.4)%
Loss on asset impairment	(2,283)	—	(2,283)	(100.0)%
Loss on early extinguishment of debt	—	(711)	711	100.0%

Income from continuing operations before income tax expense	84,079	94,715	(10,636)	(11.2)%
Income tax expense	(773)	(395)	(378)	(95.7)%

Income from continuing operations	83,306	94,320	(11,014)	(11.7)%
Discontinued operations:
Income from discontinued operations	24,165	27,714	(3,549)	(12.8)%
Gain on sale of properties	137,174	2,221	134,953	(6076.2)%

Net income	244,645	124,255	120,390	96.9%
Preferred distributions	(50,668)	(60,572)	9,904	16.4%
Excess redemption price paid over carrying value of preferred shares	—	(4,230)	4,230	100.0%

Net income available for common shareholders	$193,977	$59,453	$134,524	226.3%

Weighted average common shares outstanding—basic	226,468	214,361	12,107	5.6%

Weighted average common shares outstanding—diluted	255,661	243,554	12,107	5.0%

Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.14	$0.14	$—	—%

Income from discontinued operations—basic and diluted	$0.71	$0.14	$0.57	407.1%

Net income available for common shareholders—basic and diluted	$0.86	$0.28	$0.58	207.1%

        Rental income.    Rental income increased for the year ended December 31, 2008, compared to the same period in 2007, primarily due to increases in rental income from our Other Markets and Oahu, HI segments, offset by a decrease in rental income from our Metro Boston, MA segment, as described in the segment information footnote to our consolidated financial statements. Rental income from our Other Markets segment increased $54.0 million, or 12%, primarily because of the acquisition of 54 properties during 2008 and 27 properties during 2007. Rental income from our Oahu, HI market increased by $2.2 million, or 3%, due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007 and 2008. Rental income from our Metro Boston, MA market decreased $4.5 million, or 8%, primarily due to the decrease in occupancy in 2008, partially offset by rental income from three property acquisitions during 2007. Rental income includes non-cash straight line rent adjustments totaling $18.1 million in 2008 and $20.0 million in 2007 and amortization of acquired real estate leases and obligations totaling ($8.6) million in 2008 and ($9.4) million in 2007. Rental income also includes lease termination fees totaling $2.8 million in 2008 and $1.2 million in 2007.

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

        Loss on asset impairment.    The loss on asset impairment in 2008 reflects the write-off of the net book value of three industrial properties located in our Other Markets segment, that were taken out of service in December 2008.

        Loss on early extinguishment of debt.    The loss on early extinguishment of debt in 2007 relates to the write-off of deferred financing fees associated with the repayment of $200 million of our floating rate senior notes in June 2007.

        Income from continuing operations.    The decrease in income from continuing operations is due primarily to the increase in depreciation and amortization expense, a decrease in occupancy and the loss on asset impairment recognized in 2008, partially offset by income from acquisitions in 2008 and 2007.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from 37 office properties sold throughout the year ended December 31, 2008, 12 properties classified as held for sale and one office property sold in 2007.

        Gain on sale of properties.    Net sales proceeds and gains from the sale of 37 office properties in 2008 were $333.6 million and $137.2 million, respectively. Net sales proceeds and gains from the sale of one office property and three land parcels in 2007 were $4.4 million and $2.2 million, respectively.

        Net income and net income available for common shareholders.    The increase in net income and net income available for common shareholders is due primarily to the gain on sale of properties recognized in 2008 and income from acquisitions in 2008 and 2007, offset by an increase in depreciation and amortization expense, a decrease in occupancy and the loss on asset impairment recognized in 2008. Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 8.75% series B preferred shares that we partially redeemed in November 2007.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)
Rental income	$783,266	$744,008	$39,258	5.3%

Expenses:
Operating expenses	315,131	297,736	17,395	5.8%
Depreciation and amortization	170,321	149,072	21,249	14.3%
General and administrative	33,711	30,222	3,489	11.5%

Total expenses	519,163	477,030	42,133	8.8%

Operating income	264,103	266,978	(2,875)	(1.1)%
Interest income	2,293	2,736	(443)	(16.2)%
Interest expense	(170,970)	(165,568)	(5,402)	(3.3)%
Loss on early extinguishment of debt	(711)	(1,659)	948	57.1%
Equity in earnings of equity investments	—	3,136	(3,136)	(100.0)%
Gain on sale of equity investments	—	116,287	(116,287)	(100.0)%

Income from continuing operations before income tax expense	94,715	221,910	(127,195)	(57.3)%
Income tax expense	(395)	—	(395)	(100.0)%

Income from continuing operations	94,320	221,910	(127,590)	(57.5)%
Discontinued operations:
Income from discontinued operations	27,714	25,753	1,961	7.6%
Gain on sale of properties	2,221	2,917	(696)	(23.9)%

Net income	124,255	250,580	(126,325)	(50.4)%
Preferred distributions	(60,572)	(44,692)	(15,880)	(35.5)%
Excess redemption price paid over carrying value of preferred shares	(4,230)	(6,914)	2,684	38.8%

Net income available for common shareholders	$59,453	$198,974	$(139,521)	(70.1)%

Weighted average common shares outstanding—basic	214,361	209,965	4,396	2.1%

Weighted average common shares outstanding—diluted	243,554	216,524	27,030	12.5%

Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.14	$0.81	$(0.67)	(82.7)%

Income from discontinued operations—basic and diluted	$0.14	$0.14	$—	—%

Net income available for common shareholders—basic	$0.28	$0.95	$(0.67)	(70.5)%

Net income available for common shareholders—diluted	$0.28	$0.94	$(0.66)	(70.2)%

        Rental income.    Rental income increased for the year ended December 31, 2007, compared to the same period in 2006, primarily due to increases in rental income from our Oahu, HI, Metro Boston, MA and our Other Markets segments, as described in the segment information footnote to our consolidated financial statements. Rental income from our Oahu, HI market increased $3.6 million, or

6%, primarily due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007 and 2006. Rental income from our Metro Boston, MA market increased $2.2 million, or 4%, primarily due to the acquisition of three properties in 2007. Rental income from our Other Markets segment increased $35.7 million, or 9%, primarily because of the acquisition of 90 properties since December 2005. Rental income includes non-cash straight line rent adjustments totaling $20.0 million in 2007 and $22.5 million in 2006, amortization of acquired real estate leases and obligations totaling ($9.4) million in 2007 and ($10.0) million in 2006 and lease termination fees totaling $1.2 million in 2007 and $608,000 in 2006.

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

        Equity in earnings of equity investments.    The decrease in equity in earnings of equity investments in 2007 reflects our sale of all 7.7 million common shares we owned in Senior Housing and all 4.0 million common shares we owned in Hospitality Properties Trust, or Hospitality Properties, in March 2006.

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

        Income from discontinued operations.    The 2007 and 2006 income from discontinued operations includes operating results from 37 office properties sold in 2008, 12 office properties classified as held for sale as of December 31, 2008, one office property sold in 2007 and five office properties sold in 2006. The increase in income from discontinued operations reflects rent increases at certain properties during 2007 and 2006, plus the reduction in operating expenses from four vacant properties sold during 2006.

        Gain on sale of properties.    Net sales proceeds and gains from the sale of one office property and three land parcels in 2007 were $4.4 million and $2.2 million, respectively. Net sales proceeds and gains from the sale of five office properties in 2006 were $10.6 million and $2.9 million, respectively.

        Net income and net income available for common shareholders.    The decrease in net income and net income available for common shareholders is due primarily to the sale of Senior Housing and Hospitality Properties common shares in 2006. Net income available for common shareholders is net income reduced by preferred distributions and the excess of the redemption price paid over the carrying value of our 8.75% series B preferred shares that we partially redeemed in November 2007 and our 9.875% series A preferred shares that we redeemed in March 2006. The increase in preferred distributions reflects the issuance of our series D preferred shares in October 2006, which are convertible into 29.2 million common shares.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

        Our principal source of funds to meet operating expenses and pay planned distributions on our common and preferred shares is rental income from our properties. This flow of funds has historically been sufficient to pay operating expenses, debt service and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain the occupancy of and the current rent rates at our properties;

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce positive cash flows from operations.

        We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs. The continued volatility in energy costs may cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be partially offset by the pass-through of operating costs to our tenants pursuant to lease terms. We generally do not purchase turnaround properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

        On January 9, 2009, we announced a new quarterly common share dividend rate of $0.12 per share ($0.48 per share per year), which was paid on February 23, 2009, to shareholders of record on January 20, 2009.

        Cash flows provided by (used in) operating, investing and financing activities were $298.4 million, ($82.8) million and ($220.0) million, respectively, for the year ended December 31, 2008, and $271.6 million, ($419.1) million and $150.7 million, respectively, for the year ended December 31, 2007. Changes in all three categories between 2008 and 2007 are primarily related to property acquisitions and sales in 2008 and 2007, and repayments and issuances of debt obligations.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. At December 31, 2008, there was $201 million outstanding and $549 million available under our revolving credit facility, and we had cash and cash equivalents of $15.5 million. In January 2009, our board of trustees authorized a common share repurchase program for up to $100 million, from time to time during the following 12 months. As of February 25, 2009, we repurchased 3,300,000 of our common shares for $11.8 million, including transaction costs, using cash on hand. We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund our share repurchase program and continuing operations and future property acquisitions.

        Our outstanding debt maturities and weighted average interest rates as of December 31, 2008, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Total (1)	Weighted Average Interest Rate
2009	$9,022	$—	$—	$9,022	6.7%
2010	9,507	201,000	50,000	260,507	2.7%
2011	260,302	200,000	—	460,302	5.0%
2012	32,335	—	200,000	232,335	7.0%
2013	5,080	—	200,000	205,080	6.5%
2014	17,119	—	250,000	267,119	5.7%
2015	5,415	—	450,000	455,415	6.0%
2016	59,219	—	400,000	459,219	6.2%
2017	4,345	—	250,000	254,345	6.3%
2018	4,632	—	250,000	254,632	6.6%
2019	4,938	—	—	4,938	6.4%
2020 and thereafter	43,981	—	—	43,981	6.5%

	$455,895	$401,000	$2,050,000	$2,906,895	5.8%

(1)
Total debt as of December 31, 2008, net of unamortized premiums and discounts, equals $2,889,918.

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

        Recent capital markets conditions have been challenging. The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile. While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable. If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, the market price of our common shares, the performance of our tenants, including any restructurings, disruptions or bankruptcies of our tenants, and the perception of our potential future earnings and cash distributions. Impacts such as these might impair our ability to make future acquisitions and make our current growth plans unachievable. Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in our costs when we refinance our debt maturities. These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

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

        During the year ended December 31, 2008, we funded improvements to our owned properties totaling $76.3 million and we purchased 54 office and industrial properties for $473.1 million, excluding closing costs, using cash on hand, borrowings under our revolving credit facility, the assumption of $111.4 million of secured mortgage debt, and the issuance of 2,153,941 of our common shares.

        As of February 25, 2009, we have an executed purchase agreement for four properties with an aggregate of approximately 392,000 square feet of space for a total purchase price of $57.5 million, excluding closing costs. This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase these properties.

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million. Between June and December 31, 2008, we sold 37 of these properties containing 1,545,000 square feet of space for approximately $346.8 million, excluding closing costs, and recognized gains totaling $137.2 million. In January 2009, we sold one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 sales to occur in 2010. We and Senior Housing may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being sold; in the event that we receive third party consent we may nonetheless sell that building. In June 2008, we also agreed to sell one additional property to a third party for approximately $15 million, excluding closing costs, but that sale has not yet closed.

        Our obligations to complete our uncompleted sales are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will sell all of these buildings or that the remaining sales will be completed in 2010 or sooner. In addition, Senior Housing acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions. Senior Housing was formerly our subsidiary, and both we and Senior Housing are managed by RMR. Because we and Senior Housing are both managed by RMR, the terms of these transactions were negotiated by special committees of our and Senior Housing's boards of trustees composed solely of independent trustees of each company who are not trustees of both companies.

        On February 20, 2009, our wholly-owned subsidiary, GOV, filed a registration statement with the SEC for the initial public offering of 10 million common shares. If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters' over allotment option is exercised in full). We intend to transfer 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina, respectively, to GOV. These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia. GOV is currently negotiating a $250 million secured credit facility with a group of commercial banks. If GOV is successful in obtaining that credit facility, we expect that the initial proceeds of this credit facility would be distributed to us, and we expect to use these proceeds to repay amounts outstanding under our unsecured revolving credit facility or other outstanding debt. If the GOV registration statement becomes effective and the initial public offering is completed, GOV expects to use the net proceeds from the offering to reduce amounts outstanding under its secured credit facility.

        As of the date of this Annual Report on Form 10-K, GOV has not received a commitment for the secured credit facility described above; its negotiations to obtain the facility on terms acceptable to GOV and us may not be successful and we expect that any commitment will be subject to various conditions. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the secured credit facility. Accordingly, there can be no assurance that the secured credit facility will be available to GOV.

        In addition, GOV's registration statement for its offering of common shares is subject to review and comment by the SEC, and the offering will not occur unless, among other things, definitive documentation relating to the formation of GOV has been agreed upon, executed and delivered, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the offering. Accordingly, there can be no assurance that the offering will occur. In such event, we intend that GOV would remain our wholly owned subsidiary. We do not currently intend to proceed with the offering of GOV's common shares described above unless GOV's secured credit facility has been obtained.

        During the year ended December 31, 2008 and 2007, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007
Tenant improvements	$48,243	$59,009
Leasing costs	16,478	21,452
Building improvements (1)	8,088	13,622
Development and redevelopment activities (2)	19,966	35,710

    (1)
    Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

    (2)
    Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

        Commitments made for expenditures in connection with leasing space during the year ended December 31, 2008, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the year	1,268	3,066	4,334
Total commitments for tenant improvements and leasing costs	$25,257	$15,990	$41,247
Leasing costs per square foot (whole dollars)	$19.92	$5.22	$9.52
Average lease term (years)	6.1	5.4	5.6
Leasing costs per square foot per year (whole dollars)	$3.27	$0.97	$1.70

    (1)
    Excludes properties classified in discontinued operations.

        In January 2008, we prepaid at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility.

        As of December 31, 2008, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations	$2,906,895	$9,022	$720,809	$437,415	$1,739,649
Tenant related obligations (1)	40,007	36,694	2,462	33	818
Projected interest expense (2)	981,074	167,771	305,578	233,977	273,748

Total	$3,927,976	$213,487	$1,028,849	$671,425	$2,014,215

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2008.

(2)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

        Except as otherwise discussed above under "Our Investment and Financing Liquidity and Resources", we have no commercial paper, swaps, hedges, or off balance sheet arrangements as of December 31, 2008. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

        Our principal debt obligations at December 31, 2008, were our unsecured revolving credit facility and our $2.25 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. At December 31, 2008, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

        In addition to our unsecured debt obligations, we have $447.7 million of mortgage notes outstanding at December 31, 2008.

        None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings. However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility.

        Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more. Similarly, our revolving credit facility contains cross default provisions.

Related Person Transactions

        RMR provides management services to us and also provides management services to other public and private companies, including Senior Housing, Hospitality Properties, Five Star Quality Care, Inc., or Five Star, and TravelCenters of America LLC, or TravelCenters. Our bylaws require that a certain number of our trustees be managing trustees, meaning a trustee who is not an independent trustee and who has been an employee, officer or director of RMR or involved in our day to day activities for at least one year prior to his or her election.

        We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation at an annual rate equal to 0.7% of our average real estate investments, as described in the agreement, up to the first $250.0 million of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our funds from operations per share, as defined in the business management agreement. The incentive fee is paid in common shares. The property management agreement provides for management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Renewals or extensions of the business management agreement and the property management agreement are subject to the periodic approval of our independent trustees. Any termination of the business management agreement would cause a default under our revolving credit facility, if not approved by a majority of our lenders. Aggregate fees paid by us to RMR during 2008 were $63.4 million. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $209,000 in 2008. RMR also leases approximately 27,100 square feet of office space for nine regional offices. We received approximately $630,000 in rental income from RMR in 2008, which we believe is a commercially reasonable rental rate for such office space. Messrs. Barry M. Portnoy and his son, Adam D. Portnoy, beneficially own RMR and are our managing trustees. Adam Portnoy is the President, Chief Executive Officer and a director of RMR. All transactions between us and RMR are approved by our compensation committee which is composed of independent trustees. For more information about the terms of our management agreement with RMR, please read these agreements, copies of which were filed as exhibits to our Current Reports on Form 8-K, dated February 11, 1998, December 16, 1999, and March 10, 2004, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million. Between June and December 31, 2008, we sold 37 of these properties containing 1,545,000 square feet of space for approximately $346.8 million, excluding closing costs, and recognized gains totaling $137.2 million. In January 2009, we sold one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 sales to occur in 2010. We and Senior Housing may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being sold; in the event that we receive third party consent we may nonetheless sell that building. Our obligations to complete the remaining sales to Senior Housing are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will sell all of these buildings or that the remaining sales will be completed in 2010 or sooner. Senior Housing was formerly our subsidiary; both we and Senior Housing are managed by RMR; Barry Portnoy and Adam Portnoy are managing trustees of both us and Senior Housing; and Frederick N. Zeytoonjian is an independent trustee of both us and Senior Housing.

        Senior Housing was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999 and, at the time of this spin off, we and Senior Housing entered into a transaction agreement which, among other things, prohibited Senior Housing from purchasing medical office, clinic and biotech laboratory buildings. Concurrently with the execution and delivery of the purchase agreements described above, we and Senior Housing entered into an amendment to that transaction agreement, or the first amendment agreement, to permit Senior Housing, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. The first amendment agreement is subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use. Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we granted Senior Housing a right of first refusal to purchase up to 45 additional identified other properties (containing approximately 4.6 million square feet of rental space) we own which are leased to tenants in medical related businesses in the event we determine to sell such properties or in the event of an indirect sale as a result of our change of control or a change of control of our subsidiary which owns such properties.

        The terms of our agreements entered in 2008 with Senior Housing were negotiated and approved by special committees of our and Senior Housing's boards composed of independent trustees of each company who are not independent trustees of both. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and Senior Housing, please read these agreements, copies of which are filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

        On February 20, 2009, our wholly owned subsidiary, GOV, filed a registration statement with the SEC for the initial public offering of 10 million common shares. If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters' over allotment option is exercised in full). We intend to transfer 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina, respectively, to GOV. These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia. GOV is currently negotiating a $250 million secured credit facility with a group of commercial banks. If GOV is successful in obtaining that credit facility, we expect that the initial proceeds of this credit facility will be distributed to us. If the initial public offering of GOV is successfully completed, GOV will enter management agreements with RMR which are on terms that are substantially similar to our management agreements with RMR; and accordingly, our management fees to RMR may be reduced by the amount of the initial management fees paid to RMR by GOV.

        In order to govern the separation of GOV from us, we intend to enter into a transaction agreement with GOV. We expect that the transaction agreement will provide that:

  •
  the current assets and liabilities from the properties to be transferred to GOV will, as of the time of closing of the public offering of GOV's common shares, be settled between us and GOV so that we will retain all pre-closing current assets and liabilities and GOV will retain all post-closing current assets and liabilities;

  •
  GOV will indemnify us with respect to any liability relating to any property transferred to it, including liabilities which arose before GOV's formation; and

  •
  so long as we own in excess of 10% of GOV's outstanding shares, we and GOV engage the same manager or we and GOV have any common managing trustees, (1) we will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of

    GOV's independent trustees who are not also our trustees have determined not to make the acquisition, (2) GOV will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of our independent trustees who are not also trustees of GOV have determined not to make the acquisition, (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us, (4) GOV and we will cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain REIT tax status and otherwise to promote our respective orderly governance, and (5) we and GOV will cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

        The above restrictions will not prohibit us from leasing our current and future properties to government tenants.

        We have no present intention to sell any of our retained government leased properties or to engage in any transaction which might cause GOV's right to purchase those properties to become exercisable; however, we will have the right to change our intention regarding these properties at any time in our discretion.

        We expect that, if GOV's offering is completed, our two managing trustees will also be managing trustees of GOV and that RMR will provide general business and property management services to GOV as well as to us.

        As of the date of this Annual Report on Form 10-K, GOV has not received a commitment for the secured credit facility described above; its negotiations to obtain the facility on terms acceptable to GOV and us may not be successful and we expect that any commitment will be subject to various conditions. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the secured credit facility. Accordingly, there can be no assurance that the secured credit facility will be available to GOV.

        In addition, GOV's registration statement for its offering of common shares is subject to review and comment by the SEC, and the offering will not occur unless, among other things, definitive documentation relating to the formation of GOV has been agreed upon, executed and delivered, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the offering. Accordingly, there can be no assurance that the offering will occur. In such event, we intend that GOV would remain our wholly owned subsidiary. We do not currently intend to proceed with the offering of GOV's common shares described above unless GOV's secured credit facility has been obtained.

        We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our trustees are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control RMR, including Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors. We have invested $25,000 to date in the insurance company and are committed to invest another $4,975,000, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business. See "Item 9B. Other Information" of this Annual Report on Form 10-K for additional information regarding this insurance company and our participation in that insurance company.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our code of business conduct and ethics, or Code of Conduct, and governance guidelines address review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and governance guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct. If there are no disinterested trustees, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of our entire board of trustees and the affirmative vote of a majority of our independent trustees. Pursuant to our governance guidelines, in determining whether to approve or ratify a transaction, our board of trustees, disinterested trustees or independent trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, and shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  We are in the process of forming and licensing an insurance company, for which all of our trustees will serve as directors. Any material transaction between us and such insurance company shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire board of trustees and the affirmative vote of a majority of our independent trustees.

        The following is a summary of provisions of our declaration of trust affecting certain transactions with related persons. Because it is a summary of the material terms, it does not contain all the information that may be important to you. If you would like more information, you should read our entire declaration of trust, which has been filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Under our declaration of trust:

  •
  Each of our trustees, officers, employees and agents may, in his or her personal capacity or otherwise, have business interests and engage in business activities similar to or in addition to those relating to us, which interests and activities may be similar to and competitive with ours and may include the acquisition, syndication, holding, management, development, operation or disposition, for his own account, or for the account of others, of interests in mortgages, interests in real property, or interests in persons engaged in the real estate business;

  •
  Each of our trustees, officers, employees and agents is free of any obligation to present to us any investment opportunity which comes to him or her in any capacity other than solely as our trustee, officer, employee or agent even if such opportunity is of a character which, if presented to us, could be taken by us;

  •
  Each of our trustees, officers, employees or agents may be interested as a trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any person who may be engaged to render advice or services to us, and may receive compensation from such person as well as compensation from us as a trustee, officer, employee or agent or otherwise;

  •
  None of the above mentioned activities will be deemed to conflict with an individual's duties and powers as our trustee, officer, employee or agent;

  •
  We may enter into any contract or transaction of any kind, whether or not any of our trustees, officers, employees or agents has a financial interest in such transaction, with any person, including any of our trustees, officers, employees or agents or any person affiliated with one of our trustees, officers, employees or agents or in which one of our trustees, officers, employees or agents has a material financial interest.

  •
  To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entity in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our board of trustees or a proper committee thereof, and our board of trustees or such committee authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of disinterested trustees, or, if there are no disinterested trustees, then the approval shall be by majority vote of our entire board of trustees and by majority vote of our independent trustees; or

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our shareholders entitled to vote, and the contract or transaction is authorized, approved, or ratified by a majority of the votes cast by our shareholders entitled to vote.

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

  •
  classification of leases.

        We have historically allocated the purchase prices of properties to land and building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of FAS 141, we allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates. In some circumstances we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the purchase prices to land and building and improvements based on our determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods which we believe are similar to those used by independent appraisers. We allocate purchase prices to above market and below market leases based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We allocate the excess of (i) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (ii) the estimated fair value of the property as if vacant to in place leases and tenant relationships. This aggregate value is allocated between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements. Factors we consider in performing these analyses include estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If the value of tenant relationships is material in the future, we will separately allocate those amounts and amortize them over the estimated life of the relationships.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The allocated cost of land is not depreciated. We allocate capitalized above market lease values (included in acquired real estate leases in the accompanying consolidated balance sheet) as a reduction to rental income over the remaining terms of the respective leases on a straight line basis. We allocate capitalized below market lease values (presented as acquired real estate lease obligations in the accompanying consolidated balance sheet) as an increase to rental income over the remaining terms of the respective leases on a straight line basis. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining terms of the respective leases on a straight line basis. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Our purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

        In periods of rapid inflation, our tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of increased operating costs, we require some of our tenants to provide guarantees or security for our rent.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2007. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2008, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:
$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$200.0 million	6.950%	2012
$200.0 million	6.500%	2013
$250.0 million	5.750%	2014
$200.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
No principal repayments are due under the unsecured senior notes until maturity.
Secured notes:
$.1 million	5.170%	2009
$234.8 million	6.814%	2011
$30.4 million	7.435%	2011
$24.4 million	8.050%	2012
$5.1 million	6.000%	2012
$13.5 million	4.950%	2014
$8.8 million	5.760%	2016
$41.6 million	6.030%	2016
$13.0 million	7.360%	2016
$4.8 million	6.750%	2022
$15.9 million	6.140%	2023
$9.0 million	5.710%	2026
$14.2 million	6.060%	2027
$40.3 million	6.794%	2029

        Our secured notes are secured by 28 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

        Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If all of our fixed rate unsecured and secured notes outstanding at December 31, 2008, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $16.1 million.

        Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt. Based on the balances outstanding at December 31, 2008, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $100 million.

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

        At December 31, 2008, we had $201 million outstanding and $549 million available for drawing under our unsecured revolving credit facility and $200 million outstanding on our floating rate senior notes. Our revolving credit facility and floating rate senior notes mature in August 2010 and March 2011, respectively. Repayments under our revolving credit facility may be made at any time without penalty. Repayments under our floating rate senior notes may also be made without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. For example, the weighted average interest rate payable on our revolver and floating rate senior notes was 3.5% during 2008. A change in interest rates would not affect the value of these floating rate debts but would affect our operating results. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2008 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2008	3.5%	$401,000	$14,035
10% reduction	3.2%	$401,000	$12,832
10% increase	3.9%	$401,000	$15,639

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President & Chief Investment Officer and Treasurer & Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our managing trustees, President & Chief Investment Officer and Treasurer & Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information

Affiliates Insurance Company

        On February 27, 2009, we entered into a shareholders agreement, or the Shareholders Agreement, with Affiliates Insurance Company, a company being formed and licensed as an insurance company in the State of Indiana, or AIC, Five Star, TravelCenters, Hospitality Properties, Senior Housing and RMR. With respect to AIC, we refer to ourselves, RMR, Five Star, TravelCenters, Hospitality Properties and Senior Housing, collectively, as the Shareholders.

        Pursuant to the Shareholders Agreement, each of the Shareholders has purchased from AIC 100 shares of common stock, par value of $10.00 per share, of AIC, or the Shares, at a purchase price of $250.00 per Share and has committed to purchase from AIC an additional 19,900 Shares (such additional share purchase, we refer to as the "Second Subscription") within five business days of a request from AIC at the same purchase price per Share. The Shareholders comprise all the shareholders of AIC and each Shareholder currently owns approximately 16.67% of the outstanding Shares.

        AIC has been formed to provide insurance and risk management services to the Shareholders and their subsidiaries.

Board Representation

        The Shareholders Agreement provides that for so long as a Shareholder (other than RMR) owns not less than 10% of the issued and outstanding Shares, such Shareholder has the right to designate two directors for election to the board of directors of AIC and that so long as RMR owns not less than 10% of the issued and outstanding Shares, RMR has the right to designate three directors for election to the board of directors of AIC, including one director who is a resident of Indiana. The board of directors of AIC is currently composed of 13 directors.

Transfer Restrictions, Preemptive Rights and Call Options

        Subject to certain exceptions, the Shareholders Agreement prohibits the Shareholders from transferring Shares. Under the Shareholders Agreement, the Shareholders have rights to participate in future securities offerings by AIC in proportion to their Share ownership.

        In addition, under the Shareholders Agreement, if a Shareholder undergoes a change of control (as defined in the Shareholders Agreement), AIC will have, for a specified period of time, a right to repurchase the securities of AIC owned by that Shareholder. Any AIC securities not acquired by AIC may, for a specified period of time, be purchased by the Shareholders which did not undergo a change of control in proportion to their Share ownership.

Special Shareholder Approval Requirements

        The Shareholders Agreement prohibits AIC from taking certain actions unless Shareholders owning 75% of the Shares owned by all Shareholders approve of such action in advance. Those actions include:

  •
  any amendment to the articles of incorporation or bylaws of AIC;

  •
  any merger of AIC;

  •
  the sale of all or substantially all of AIC's assets;

  •
  any reorganization or recapitalization of AIC; or

  •
  any liquidation or dissolution of AIC.

Regulatory Matters

        The Shareholders Agreement requires AIC to comply in all material respects with applicable laws governing its business and operations. In addition, if by virtue of a Shareholder's ownership interest in AIC or actions taken by a Shareholder affecting AIC, the Shareholder triggers the application of any requirement or regulation on AIC or any subsidiary of AIC or any of their respective businesses, assets or operations, then the Shareholders Agreement generally requires that Shareholder to promptly take all actions necessary and fully cooperate with AIC to ensure that such requirements and regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of AIC or any subsidiary of AIC. Also, the Shareholders Agreement requires each Shareholder to use best efforts to cause its shareholders, directors (or analogous position), nominees for director (or analogous position), officers, employees and agents to comply with any applicable laws impacting AIC or any of its subsidiaries or their respective businesses, assets or operations.

Termination

        The Shareholders Agreement may be terminated at any time by Shareholders owning at least 75% of the issued and outstanding Shares owned by all Shareholders or upon the dissolution of AIC.

        The foregoing description of the Shareholders Agreement is not complete and is qualified in its entirety by reference to the full text of the Shareholders Agreement, a copy of which is attached as Exhibit 10.63 to this Annual Report on Form 10-K. The Shareholders Agreement is incorporated herein by reference in its entirety.

        In furtherance of AIC's business and operations, AIC also intends to enter a management and administrative services agreement with RMR pursuant to which RMR will provide AIC certain management and administrative services and, as soon as practicable following the receipt by AIC of the amounts for the Second Subscription from the Shareholders, an investment advisory agreement with

Advisors, who is affiliated with RMR, pursuant to which Advisors will act as AIC's investment adviser. The same persons who own and control RMR, including Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors.

Information Regarding Certain Relationships and Related Transactions

        Senior Housing was formerly our 100% owned subsidiary and we continue to have relationships with Senior Housing, including the series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing discussed elsewhere in this Annual Report on Form 10-K. RMR provides management services to us. Please see elsewhere in this Annual Report on Form 10-K for a further description of our relationships with Senior Housing and RMR and our definitive proxy statement for the 2009 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year. In addition, RMR also provides management services to Five Star, Senior Housing, Hospitality Properties and TravelCenters and we understand that those entities also have certain relationships with each other, such as lease arrangements for properties. We understand that further information regarding those relationships is provided in the applicable Shareholders' periodic reports filed with the SEC. In addition, our independent trustees also serve as directors or trustees of certain of the other Shareholders and directors and trustees of certain of the Shareholders other than the Company serve as directors or trustees of other Shareholders. Mr. Barry Portnoy serves as a managing director or trustee of each of the Shareholders and Mr. Adam Portnoy serves as a managing trustee of Senior Housing and Hospitality Properties.

Amendment to our Bylaws

        On February 25, 2009, our board of trustees adopted an amendment to our bylaws, effective that same day. The amendment revised the advance notice procedures under our bylaws to require that a shareholder seeking to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders must have continuously held at least $2,000 in market value, or 1%, of our shares entitled to vote at the meeting on the election or the proposal of other business, as the case may be, for at least one year from the date the shareholder gives its advance notice and continuously hold those shares through and including the time of the meeting. The amendment provides that this requirement will not apply until April 1, 2010 with respect to a shareholder who continuously holds from and after April 1, 2009 shares entitled to vote at the meeting on such election or proposal of other business, as the case may be. For purposes of determining compliance with the $2,000 market value requirement, the amendment provides that the market value of our shares held by the applicable shareholder shall be determined by multiplying the number of shares such shareholder held continuously for that one year period by the highest selling price of our shares as reported on the principal national securities exchange on which our shares are listed for trading during the 60 calendar days before the date the shareholder's notice was submitted. The amendment also revised the advance notice procedures under our bylaws to require a shareholder seeking to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders to hold a certificate for all our shares owned by such shareholder during all times described with regard to a shareholder's qualifications for validly submitting a notice to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders, including the time periods referred to above. The amendment also applied the foregoing requirements to the process for shareholders seeking to have a special meeting of our shareholders called or to have our shareholders act by written consent. The amendment also included certain other conforming changes.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have adopted a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR. Our code of business conduct and ethics is posted on our website, www.hrpreit.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions on our website.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR, subject to vesting requirements under our 2003 Incentive Share Award Plan, or the Award Plan. In addition, each of our trustees receives 4,000 shares per year as part of their annual compensation for serving as our trustees. The terms of grants made under the Award Plan are determined by our board of trustees or a committee thereof at the time of the grant. The following table is as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders (2003 Incentive Share Award Plan)	None.	None.	6,047,538
Total	None.	None.	6,047,538

        Payments by us to RMR are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions".

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

(c)
Exhibits

3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
3.2
Articles Supplementary, dated November 4, 1994, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)
3.3
Articles Supplementary, dated May 13, 1997, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)
3.4
Articles Supplementary, dated May 22, 1998, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 27, 1998)
3.5
Articles Supplementary, dated May 10, 2000, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, electing for the Trust to be subject to certain sections of the Maryland General Corporation Law. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
3.6
Articles Supplementary, dated September 6, 2002, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series B Cumulative Redeemable Preferred Shares. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.7	Articles Supplementary, dated June 17, 2003, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated January 7, 2004)
3.8
Articles Supplementary, dated January 7, 2004, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated January 7, 2004)
3.9
Articles Supplementary, dated March 16, 2005, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 16, 2005)
3.10
Articles Supplementary, dated September 12, 2005, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated September 12, 2005)
3.11
Articles Supplementary, dated February 3, 2006, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the Series C Cumulative Redeemable Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 2, 2006)
3.12
Articles Supplementary, dated October 10, 2006, to the Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, creating the 6 1/2% Series D Cumulative Convertible Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006)
3.13
Articles Supplementary, dated December 29, 2006, to the Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006)
3.14
Articles Supplementary, dated October 16, 2007, to Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, increasing the Junior Participating Preferred Shares. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 16, 2007)
3.15	Composite copy of Amended and Restated Bylaws of the Company, as amended and restated on February 25, 2009. (filed herewith)
3.16	Composite Copy of Amended and Restated Bylaws of the Company, as amended and restated on February 25, 2009 (marked). (filed herewith)
4.1	Form of Common Share Certificate. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
4.2	Form of 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
4.3	Form of 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

4.4	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
4.5
Renewed Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 10, 2004)
4.6
Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 13, 2004)
4.7
Indenture, dated as of July 9, 1997, by and between the Company and State Street Bank and Trust Company, or State Street, as Trustee. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
4.8
Supplemental Indenture No. 8, dated as of July 31, 2000, by and between the Company and State Street, relating to 8.875% Senior Notes due 2010, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
4.9
Supplemental Indenture No. 9, dated as of September 29, 2000, by and between the Company and State Street, relating to 8.625% Senior Notes due 2010, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated September 28, 2000)
4.10
Supplemental Indenture No. 10, dated as of April 10, 2002, by and between the Company and State Street, relating to 6.95% Senior Notes due 2012, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
4.11
Supplemental Indenture No. 11, dated as of December 6, 2002, by and between the Company and State Street, relating to 6.50% Senior Notes due 2013, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
4.12
Supplemental Indenture No. 12, dated as of January 30, 2003, by and between the Company and U.S. Bank National Association, or U.S. Bank, relating to 6.40% Senior Notes due 2015, including form thereof. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
4.13
Supplemental Indenture No. 13, dated as of October 30, 2003, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2014, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated January 7, 2004)
4.14
Supplemental Indenture No. 14, dated as of August 5, 2004, by and between the Company and U.S. Bank, relating to 6.25% Senior Notes due 2016, including form thereof. (incorporated by reference to the Company's Current Report on Form 8-K, dated July 27, 2004)
4.15
Supplemental Indenture No. 15, dated as of October 31, 2005, by and between the Company and U.S. Bank, relating to 5.75% Senior Notes due 2015, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.16	Supplemental Indenture No. 16, dated as of March 16, 2006, by and between the Company and U.S. Bank National Association, including the form of Floating Rate Senior Notes due 2011. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006)
4.17
Supplemental Indenture No. 17, dated as of June 25, 2007, by and between the Company and U.S. Bank National Association relating to 6.25% Senior Notes due 2017, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
4.18
Supplemental Indenture No. 18, dated as of September 18, 2007, by and between the Company and U.S. Bank National Association relating to 6.65% Senior Notes due 2018, including form thereof. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
4.19
Registration Rights Agreement, dated as of July 16, 2008, by and between the Company and Six Plus Investment Partnership, L.P. (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-155976)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (filed herewith)
10.1
Advisory Agreement, dated as of January 1, 1998, by and between the Company and REIT Management & Research, Inc. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1998)
10.2
Amendment No. 1 to Advisory Agreement, dated as of October 12, 1999, by and between the Company and REIT Management & Research, Inc. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated December 16, 1999)
10.3
Amendment No. 2 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and Reit Management & Research LLC (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated March 10, 2004)
10.4
Amended and Restated Master Management Agreement dated as of January 1, 2006, by and between the Company and Reit Management & Research LLC. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10.5	2003 Incentive Share Award Plan. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 2003)
10.6	Form of Restricted Share Agreement. (+) (filed herewith)
10.7	Representative Indemnification Agreement. (+) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.8	Summary of Trustee Compensation. (+) (incorporated by reference to the Company's Current Report on Form 8-K, dated June 18, 2008)
10.9
Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 12, 1999)
10.10
First Amendment to Transaction Agreement, dated as of May 5, 2008, between Senior Housing Properties Trust and the Company. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

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
10.23
Exceptions to Non-Recourse Guaranty, dated December 15, 2000, entered by College Park, as Guarantor, for the benefit of Merrill, as Lender, in reference to the $44,000,000 loan. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 15, 2000)
10.24
Amended and Restated Credit Agreement, dated as of January 25, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to the Company's Current Report on Form 8-K, dated January 25, 2005)
10.25
First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 22, 2006)
10.26
Sales Agreement, dated as of December 29, 2006, between the Company and Cantor FitzGerald & Co. relating to the issuance and sale of up to 20,000,000 common shares of beneficial interest. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 29, 2006)
10.27
Purchase and Sale Agreement, dated as of May 5, 2008, among the Company, Hub Properties Trust and MOB Realty Trust, as Sellers, and Senior Housing Properties Trust, as Purchaser (with respect to 21 properties located in Massachusetts, Pennsylvania, and New York). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.28
First Amendment to Purchase and Sale Agreement, dated as of August 7, 2008, among the Company, Hub Properties Trust, MOB Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.29
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.30
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (incorporated by reference to the Company's Current Report on Form 8-K, dated December 24, 2008)
10.31
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.32
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (incorporated by reference to the Company's Current Report on Form 8-K, dated December 24, 2008)

10.33	Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Halifax Building, 6161 Kempsville Circle, Norfolk, Virginia). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.34
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Fair Oaks, 4001 Fair Ridge Drive, Fairfax, Virginia). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.35
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 2141 K Street, NW, Washington, DC). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.36
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 6818 Austin Center Blvd., Austin, Texas). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.37
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.38
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (incorporated by reference to the Company's Current Report on Form 8-K, dated December 24, 2008)
10.39
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.40
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (incorporated by reference to the Company's Current Report on Form 8-K, dated December 24, 2008)
10.41
Purchase and Sale Agreement, dated as of May 5, 2008, between the Company, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.42
First Amendment to Purchase and Sale Agreement, dated as of January 26, 2009, between the Company, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (filed herewith)
10.43
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.44	First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.45
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub RI Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.46
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub RI Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.47
Purchase and Sale Agreement, dated as of May 5, 2008, between 4 Maguire Road Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4 Maguire Road, Lexington, Massachusetts). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.48
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4000 Old Court Road, Pikesville, Maryland). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.49
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1825, 1911 and 1925 N. Mills Avenue, Orlando, Florida). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.50
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.51
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.52
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.53
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.54
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.55	First Amendment to Purchase and Sale Agreement, dated as of June 11, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.56
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.57
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.58
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.59
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.60
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.61
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.62
Right of First Refusal Agreement dated as of May 5, 2008 between the Company, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, Hub Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, Hub Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and Senior Housing Properties Trust. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.63
Shareholders Agreement, dated as of February 27, 2009, by and among the Company, Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC and Reit Management & Research LLC. (filed herewith)
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

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

        We have audited the accompanying consolidated balance sheets of HRPT Properties Trust as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HRPT Properties Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 25, 2009

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

        We have audited HRPT Properties Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HRPT Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of HRPT Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, HRPT Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of HRPT Properties Trust and our report dated February 25, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 25, 2009

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Real estate properties:
Land	$1,220,554	$1,189,684
Buildings and improvements	5,021,703	4,966,610

	6,242,257	6,156,294
Accumulated depreciation	(862,958)	(808,216)

	5,379,299	5,348,078
Properties held for sale	145,849	—
Acquired real estate leases, net	164,308	150,672
Cash and cash equivalents	15,518	19,879
Restricted cash	10,837	18,027
Rents receivable, net of allowance for doubtful accounts of $8,492 and $6,290, respectively	196,839	197,967
Other assets, net	103,449	124,709

Total assets	$6,016,099	$5,859,332

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$201,000	$140,000
Senior unsecured debt, net	2,241,225	2,239,784
Mortgage notes payable, net	447,693	394,376
Other liabilities related to properties held for sale	3,400	—
Accounts payable and accrued expenses	99,285	89,441
Acquired real estate lease obligations, net	47,839	41,607
Rent collected in advance	26,537	24,779
Security deposits	17,935	16,063
Due to affiliates	10,073	10,399

Total liabilities	3,094,987	2,956,449

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 227,731,938 and 225,444,497 shares issued and outstanding, respectively	2,277	2,254
Additional paid in capital	2,937,986	2,923,455
Cumulative net income	2,072,254	1,827,609
Cumulative common distributions	(2,441,841)	(2,251,539)
Cumulative preferred distributions	(331,928)	(281,260)

Total shareholders' equity	2,921,112	2,902,883

Total liabilities and shareholders' equity	$6,016,099	$5,859,332

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Rental income	$835,540	$783,266	$744,008

Expenses:
Operating expenses	347,958	315,131	297,736
Depreciation and amortization	185,657	170,321	149,072
General and administrative	36,812	33,711	30,222

Total expenses	570,427	519,163	477,030

Operating income	265,113	264,103	266,978
Interest income	1,442	2,293	2,736
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $5,479, $4,426 and $4,490, respectively)	(180,193)	(170,970)	(165,568)
Loss on asset impairment	(2,283)	—	—
Loss on early extinguishment of debt	—	(711)	(1,659)
Equity in earnings of equity investments	—	—	3,136
Gain on sale of equity investments	—	—	116,287

Income from continuing operations before income tax expense	84,079	94,715	221,910
Income tax expense	(773)	(395)	—

Income from continuing operations	83,306	94,320	221,910
Discontinued operations:
Income from discontinued operations	24,165	27,714	25,753
Gain on sale of properties	137,174	2,221	2,917

Net income	244,645	124,255	250,580
Preferred distributions	(50,668)	(60,572)	(44,692)
Excess redemption price paid over carrying value of preferred shares	—	(4,230)	(6,914)

Net income available for common shareholders	$193,977	$59,453	$198,974

Weighted average common shares outstanding—basic	226,468	214,361	209,965

Weighted average common shares outstanding—diluted	255,661	243,554	216,524

Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.14	$0.14	$0.81

Income from discontinued operations—basic and diluted	$0.71	$0.14	$0.14

Net income available for common shareholders—basic	$0.86	$0.28	$0.95

Net income available for common shareholders—diluted	$0.86	$0.28	$0.94

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Preferred Shares									Common Shares
	Series A		Series B		Series C		Series D
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Total
Balance at December 31, 2005	8,000,000	$193,086	12,000,000	$289,849	—	$—	—	$—	$(176,663)	209,860,625	$2,099	$(1,894,818)	$2,779,159	$1,452,774	$2,645,486
Issuance of shares, net	—	—	—	—	6,000,000	145,015	15,180,000	368,270	—	—	—	—	—	—	513,285
Redemption of shares	(8,000,000)	(193,086)	—	—	—	—	—	—	—	—	—	—	(6,914)	—	(200,000)
Stock grants	—	—	—	—	—	—	—	—	—	190,965	2	—	2,216	—	2,218
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	250,580	250,580
Distributions	—	—	—	—	—	—	—	—	(40,320)	—	—	(220,481)	—	—	(260,801)

Balance at December 31, 2006	—	—	12,000,000	289,849	6,000,000	145,015	15,180,000	368,270	(216,983)	210,051,590	2,101	(2,115,299)	2,774,461	1,703,354	2,950,768
Issuance of shares, net	—	—	—	—	—	—	—	—	—	15,311,967	152	—	152,922	—	153,074
Redemption of shares	—	—	(5,000,000)	(120,770)	—	—	—	—	—	—	—	—	(4,230)	—	(125,000)
Stock grants	—	—	—	—	—	—	—	—	—	80,940	1	—	302	—	303
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	124,255	124,255
Distributions	—	—	—	—	—	—	—	—	(64,277)	—	—	(136,240)	—	—	(200,517)

Balance at December 31, 2007	—	—	7,000,000	169,079	6,000,000	145,015	15,180,000	368,270	(281,260)	225,444,497	2,254	(2,251,539)	2,923,455	1,827,609	2,902,883
Issuance of shares, net	—	—	—	—	—	—	—	—	—	2,153,941	22	—	14,151	—	14,173
Stock grants	—	—	—	—	—	—	—	—	—	133,500	1	—	380	—	381
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	244,645	244,645
Distributions	—	—	—	—	—	—	—	—	(50,668)	—	—	(190,302)	—	—	(240,970)

Balance at December 31, 2008	—	$—	7,000,000	$169,079	6,000,000	$145,015	15,180,000	$368,270	$(331,928)	227,731,938	$2,277	$(2,441,841)	$2,937,986	$2,072,254	$2,921,112

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,645	$124,255	$250,580
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	155,026	147,550	128,768
Amortization of debt discounts, premiums and deferred financing fees	5,458	4,377	4,452
Amortization of acquired real estate leases	29,937	30,966	30,098
Other amortization	16,440	14,424	11,482
Loss on asset impairment	2,283	—	—
Loss on early extinguishment of debt	—	711	1,659
Equity in earnings of equity investments	—	—	(3,136)
Gain on sale of equity investments	—	—	(116,287)
Distributions of earnings from equity investments	—	—	3,136
Gain on sale of properties	(137,174)	(2,221)	(2,917)
Change in assets and liabilities:
Decrease (increase) in restricted cash	7,190	4,691	(3,644)
Increase in rents receivable and other assets	(46,043)	(49,319)	(49,703)
Increase (decrease) in accounts payable and accrued expenses	12,003	(6,829)	12,254
Increase in rent collected in advance	2,618	5,187	1,734
Increase in security deposits	6,385	91	2,322
(Decrease) increase in due to affiliates	(326)	(2,309)	1,832

Cash provided by operating activities	298,442	271,574	272,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(416,461)	(423,488)	(514,269)
Distributions in excess of earnings from equity investments	—	—	2,251
Proceeds from sale of properties	333,614	4,410	10,641
Proceeds from sale of equity investments	—	—	308,333

Cash used in investing activities	(82,847)	(419,078)	(193,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares, net	—	—	513,285
Redemption of preferred shares	—	(125,000)	(200,000)
Proceeds from issuance of common shares, net	—	153,074	—
Proceeds from borrowings	406,000	1,220,340	1,112,000
Payments on borrowings	(384,159)	(848,979)	(1,286,688)
Deferred financing fees	(827)	(4,124)	(3,512)
Distributions to common shareholders	(190,302)	(180,351)	(176,370)
Distributions to preferred shareholders	(50,668)	(64,277)	(40,320)

Cash (used in) provided by financing activities	(219,956)	150,683	(81,605)

(Decrease) increase in cash and cash equivalents	(4,361)	3,179	(2,019)
Cash and cash equivalents at beginning of period	19,879	16,700	18,719

Cash and cash equivalents at end of period	$15,518	$19,879	$16,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $0, $489 and $335 in 2008, 2007 and 2006, respectively)	$172,244	$162,392	$160,553
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(125,569)	$(4,545)	$(50,655)
Real estate sales	10,782	—	—
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$14,554	$303	$2,218
Assumption of mortgage notes payable	111,396	4,545	50,655
Mortgage notes related to properties sold	(10,782)	—	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

        HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986. At December 31, 2008, we had investments in 537 office, industrial and other properties, including approximately 17 million square feet of leased industrial and commercial lands.

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

        We allocate the value of real estate acquired among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates. In some circumstances we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate purchase prices to land and building and improvements based on our determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods similar to those used by independent appraisers. We allocate purchase prices to above market and below market leases at the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We allocate the excess of (i) the purchase price paid for a property after adjusting existing in place leases to market rental rates over (ii) the estimated fair value of the property as if vacant to in place leases and tenant relationships. This aggregate value is allocated between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements. Factors we consider in performing these analyses include estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

commissions, legal and other related costs. If the value of tenant relationships is material in the future, we will separately allocate those amounts and amortize them over the estimated life of the relationships.

        We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheet) as a reduction of rental income over the remaining terms of the respective leases on a straight line basis. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheet) as an increase to rental income over the remaining terms of the respective leases on a straight line basis. Such amortization resulted in changes to rental income of ($8.6) million, ($9.4) million and ($10.0) million during the years ended December 31, 2008, 2007 and 2006, respectively, and changes to income from discontinued operations of ($235,000), ($479,000) and ($416,000), for the years ended December 31, 2008, 2007 and 2006, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining terms of the respective leases on a straight line basis. The amount of such amortization included in depreciation and amortization totaled $21.1 million, $20.9 million and $19.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. The amount of such amortization included in income from discontinued operations totaled $85,000, $108,000 and $85,000 during the years ended December 31, 2008, 2007 and 2006, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

        Intangible lease assets and liabilities recorded by us for properties acquired in 2008 totaled $59.0 million and $14.7 million, respectively. Intangible lease assets and liabilities recorded by us for properties acquired in 2007 totaled $21.8 million and $6.0 million, respectively. Accumulated amortization of capitalized above and below market lease values was $38.3 million and $30.6 million at December 31, 2008 and 2007, respectively. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $94.3 million and $73.6 million at December 31, 2008 and 2007, respectively. Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2008, are approximately $28.5 million in 2009, $24.1 million in 2010, $16.1 million in 2011, $10.2 million in 2012, $8.3 million in 2013 and $29.5 million thereafter.

        Impairment losses on investments are recognized where indicators of impairment are present and the undiscounted cash flow estimated to be generated by our investments is less than the carrying amount of such investments. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In 2008, we recorded a loss on asset impairment of $2.3 million reflecting the write-off of the net book value of three of our properties taken out of service in December 2008.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed. Certain of our industrial lands in Hawaii may require expensive environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change those land uses or to undertake this environmental clean up. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

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

        Other Assets, Net.    Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses. Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2008 and 2007, deferred financing fees totaled $38.1 million and $37.4 million, respectively, and accumulated amortization for deferred financing fees totaled $23.5 million and $20.0 million, respectively. Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $121.0 million and $112.6 million at December 31, 2008 and 2007, respectively, and accumulated amortization for deferred leasing costs totaled $45.8 million and $35.5 million, respectively. Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2008, are approximately $18.9 million in 2009, $15.8 million in 2010, $11.9 million in 2011, $10.0 million in 2012, $8.1 million in 2013 and $25.1 million thereafter.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants' payment histories and current credit profiles, as well as other considerations.

        Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares were converted into our common shares, where such conversion would result in a lower EPS amount.

        Reclassifications.    Reclassifications have been made to the prior years' financial statements and footnotes to conform to the current year's presentation.

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

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

        New Accounting Pronouncements.    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement", or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. As required, we adopted SFAS No. 157 on January 1, 2008 and have concluded that the effect was not material to our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We expect the adoption of FAS 141(R) may have an effect on our consolidated financial statements by requiring us to expense certain costs related to property acquisitions when we acquire properties in the future.

Note 3. Real Estate Properties

        During 2008, we purchased 36 office properties for $393.7 million, plus closing costs, and 18 industrial and other properties for $79.4 million, plus closing costs. We also funded $76.3 million of improvements to our owned properties. We funded all of these transactions with cash on hand, by borrowing under our revolving credit facility, the assumption of $111.4 million of secured mortgage debt and the issuance of 2,153,941 of our common shares. We allocated $59.0 million of our total 2008 acquisition costs to acquired real estate leases and $14.7 million to acquired real estate lease obligations.

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million. Between June and December 31, 2008, we sold 37 of these properties containing 1,545,000 square feet of space for approximately $346.8 million, excluding closing costs, and recognized gains totaling

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Real Estate Properties (Continued)

$137.2 million. In January 2009, we sold one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 sales to occur in 2010. We and Senior Housing may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to the agreement for sale; in the event that we receive third party consent we may nonetheless sell that building.

        In June 2008, we also agreed to sell one additional property to a third party for approximately $15 million, excluding closing costs, but this sale had not occurred as of December 31, 2008.

        Our obligations to complete the uncompleted sales are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will sell all of these buildings or that the remaining sales will be completed in 2010 or sooner. In addition, Senior Housing acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions. Senior Housing was formerly our subsidiary, and both we and Senior Housing are managed by RMR. Because we and Senior Housing are both managed by RMR, the terms of these transactions were negotiated by special committees of our and Senior Housing's boards of trustees composed solely of independent trustees who were not trustees of both companies.

        All properties under contract for sale as of December 31, 2008, are classified as held for sale on our consolidated balance sheet. Results of operations for properties under contract for sale or sold as of December 31, 2008, are included in discontinued operations in our consolidated statements of income. Summarized balance sheet and income statement information for properties under contract for sale or sold as of December 31, 2008, is as follows:

        Balance Sheet:

As of December 31, 2008
Real estate properties	$128,968
Acquired real estate leases	221
Rents receivable	13,075
Other assets, net	3,585

Properties held for sale	$145,849

Rent collected in advance	$860
Security deposits	2,540

Other liabilities related to properties held for sale	$3,400

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Real Estate Properties (Continued)

        Income Statement:

	Year Ended December 31,
	2008	2007	2006
Rental income	$45,935	$57,049	$52,215
Operating expenses	(12,777)	(14,036)	(13,340)
Depreciation and amortization	(6,948)	(12,695)	(10,885)
General and administrative	(1,690)	(2,006)	(1,911)

Operating income	24,520	28,312	26,079
Interest income	5	3	—
Interest expense	(360)	(601)	(326)

Income from discontinued operations	$24,165	$27,714	$25,753

        Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2009 to 2051. The triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services. We committed $41.2 million for expenditures related to 4.3 million square feet of leases executed during 2008. Committed but unspent tenant related obligations based on executed leases as of December 31, 2008, were $40.0 million.

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2008, are approximately $700.4 million in 2009, $649.4 million in 2010, $556.1 million in 2011, $465.6 million in 2012, $370.7 million in 2013 and $1.7 billion thereafter.

Note 4. Equity Investments

        Until March 2006, we held investments in Senior Housing and Hospitality Properties. Senior Housing is a real estate investment trust that owns healthcare properties and was a 100% owned subsidiary of ours until 1999. Hospitality Properties is a real estate investment trust that owns hotels and travel centers and was a 100% owned subsidiary of ours until 1995.

        In March 2006, we sold all 7,710,738 Senior Housing common shares we owned in an underwritten public offering for $17.60 per common share for gross proceeds of $135.7 million (net $133.1 million) and we realized a gain of $39.1 million. In March 2006, we also sold all 4,000,000 Hospitality Properties common shares we owned in an underwritten public offering for $44.75 per common share for gross proceeds of $179.0 million (net $175.3 million) and we realized a gain of $77.2 million.

Note 5. Shareholders' Equity

        We have common shares available for issuance under the terms of our 2003 Incentive Share Award Plan, or the Award Plan. During the years ended December 31, 2008, 2007 and 2006, 113,500 common shares with an aggregate market value of $641,000, 67,200 common shares with an aggregate market value of $637,000 and 66,050 common shares with an aggregate market value of $798,000, respectively, were awarded to our officers and certain employees of RMR pursuant to this plan. All of our trustees were each awarded 4,000 common shares in 2008 with an aggregate market value of $145,600, 3,000

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Shareholders' Equity (Continued)

common shares in 2007 with an aggregate market value of $175,500 and 2,250 common shares in 2006 with an aggregate market value of $122,000, as part of their annual fees. The shares awarded to our trustees vested immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. We include the value of awarded common shares in general and administrative expenses at the time the awards vest. At December 31, 2008, 6,047,538 of our common shares remain available for issuance under the Award Plan.

        Cash distributions per common share paid by us in 2008, 2007 and 2006, were $0.84 per year. The characterization of our distributions paid in 2008, 2007 and 2006 was 63.33%, 72.2% and 63.5% ordinary income, respectively, 6.92%, 0% and 0% qualified dividend, respectively, 0.0%, 27.8% and 0.0% return of capital, respectively, 9.65%, 0% and 0% section 1250 gain, respectively, and 20.10%, 0% and 36.5% capital gain, respectively. In January 2009, we declared a distribution of $0.12 per common share which was paid on February 23, 2009, to shareholders of record on January 20, 2009. Our credit facility agreement contains a number of financial and other covenants, including a covenant which limits, with certain exceptions, the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreement.

        Our series B cumulative redeemable preferred shares carry dividends of $2.1875, 8 3/4%, per annum, payable in equal quarterly payments. Each series B preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time. Our 6,000,000 series C cumulative redeemable preferred shares carry dividends of $1.78125, 7 1/8%, per annum, payable in equal quarterly payments. Each series C preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.

        Our 15,180,000 series D cumulative convertible preferred shares carry dividends of $1.625, 6 1/2%, per annum, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share, or 29,192,658 additional common shares at December 31, 2008. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

        We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances. Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The rights expire on October 17, 2014, and are redeemable at our option.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Related Person Transactions

        We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide property management and administrative services to us: a business management agreement and a property management agreement. Renewals or extensions of the business management agreement and the property management agreement are subject to the periodic approval of our independent trustees. Any termination of the business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees. Each of our executive officers are also officers of RMR. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined in the business management agreement, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. The incentive fee to RMR is paid in our common shares. No incentive fees were earned for the years ended December 31, 2008, 2007 and 2006. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs which we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was approximately $209,000, $170,000 and $173,000 in 2008, 2007 and 2006, respectively. RMR and an affiliate also lease approximately 27,100 square feet of office space from us at rental rates which we believe to be commercially reasonable. All transactions between us and RMR and affiliates are approved by our independent trustees. Our audit and compensation committees are composed solely of trustees who are independent of RMR.

        Until March 2006, we held investments in Senior Housing and Hospitality Properties. Senior Housing is a real estate investment trust that owns healthcare properties and was a 100% owned subsidiary of ours until 1999 when we spun it off to our shareholders. Hospitality Properties is a real estate investment trust that owns hotels and travel centers and was a 100% owned subsidiary of ours until 1995.

        In March 2006, we sold all 7,710,738 Senior Housing common shares we owned in an underwritten public offering for $17.60 per common share for gross proceeds of $135.7 million (net $133.1 million) and we realized a gain of $39.1 million. In March 2006, we also sold all 4,000,000 Hospitality Properties common shares we owned in an underwritten public offering for $44.75 per common share for gross proceeds of $179.0 million (net $175.3 million) and we realized a gain of $77.2 million.

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million. Between June and December 31, 2008, we sold 37 of these properties containing 1,545,000 square feet of space for approximately $346.8 million, excluding closing costs, and recognized gains totaling $137.2 million. In January 2009 we sold one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 sales to occur in 2010. We and Senior Housing may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being sold; in the event that we receive third party consent we may nonetheless sell that building. Our obligations to complete the remaining sales to Senior Housing are subject to various conditions typical of commercial

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Related Person Transactions (Continued)

real estate purchases. We can provide no assurance that we will sell all of these buildings or that the remaining sales will be completed in 2010 or sooner. Both we and Senior Housing are managed by RMR; Barry Portnoy and Adam Portnoy are managing trustees of both us and Senior Housing; and Frederick N. Zeytoonjian is an independent trustee of both us and Senior Housing.

        When we spun off Senior Housing to our shareholders in 1999, we and Senior Housing entered into a transaction agreement which, among other things, prohibited Senior Housing from purchasing medical office, clinic and biotech laboratory buildings. Concurrently with the execution and delivery of the purchase agreements described above, we and Senior Housing entered into an amendment to the transaction agreement, or the first amendment agreement, to permit Senior Housing, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. The first amendment agreement is subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use. Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we granted Senior Housing a right of first refusal to purchase up to 45 additional identified other properties (containing approximately 4.6 million square feet of rental space) we own which are leased to tenants in medical related businesses in the event we determine to sell such properties or in the event of an indirect sale as a result of our change of control or a change of control of our subsidiary which owns such properties.

        The terms of our agreements entered in 2008 with Senior Housing were negotiated and approved by special committees of our and Senior Housing's boards composed of independent trustees of each company who are not independent trustees of both. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and Senior Housing, please read these agreements, copies of which were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

        Amounts resulting from transactions with related persons during 2008 are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Investment and administration related fees, incentive fees and internal audit costs paid to RMR	$33,638	$31,733	$29,487
Distributions paid to beneficial owners of RMR and their affiliates	1,243	1,237	1,208
Rental income received from RMR and an affiliate	630	629	484
Management fees paid to RMR	29,805	28,677	25,036
Dividends received from Hospitality Properties	—	—	2,920
Dividends received from Senior Housing	—	—	2,467
Proceeds to us of sale of Senior Housing shares	—	—	135,709
Proceeds to us of sale of Hospitality Properties shares	—	—	179,000
Proceeds of property sales to Senior Housing	346,759	—	—

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Indebtedness

        At December 31, 2008 and 2007, our outstanding indebtedness included the following (dollars in thousands):

	December 31,
	2008	2007
Unsecured revolving credit facility, due August 2010, at LIBOR plus a premium	$201,000	$140,000
Unsecured floating rate senior notes, due March 2011, at LIBOR plus a premium	200,000	200,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	200,000	200,000
Senior Notes, due 2013 at 6.50%	200,000	200,000
Senior Notes, due 2014 at 5.75%	250,000	250,000
Senior Notes, due 2015 at 6.40%	200,000	200,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Senior Notes, due 2017 at 6.25%	250,000	250,000
Senior Notes, due 2018 at 6.65%	250,000	250,000
Mortgage Notes Payable, due 2008 at 8.00%	—	1,891
Mortgage Notes Payable, due 2009 at 5.17%	134	1,701
Mortgage Notes Payable, due 2011 at 6.814%	234,791	238,744
Mortgage Notes Payable, due 2011 at 7.435%	30,416	—
Mortgage Notes Payable, due 2012 at 8.05%	24,386	24,794
Mortgage Notes Payable, due 2012 at 6.0%	5,088	5,223
Mortgage Notes Payable, due 2013 at 6.5%	—	4,524
Mortgage Notes Payable, due 2014 at 4.95%	13,471	13,715
Mortgage Notes Payable, due 2016 at 5.76%	8,794	—
Mortgage Notes Payable, due 2016 at 6.03%	41,600	—
Mortgage Notes Payable, due 2016 at 7.36%	12,968	13,313
Mortgage Notes Payable, due 2022 at 7.31%	—	4,334
Mortgage Notes Payable, due 2022 at 7.85%	—	2,111
Mortgage Notes Payable, due 2022 at 6.75%	4,786	5,003
Mortgage Notes Payable, due 2023 at 6.14%	15,867	—
Mortgage Notes Payable, due 2026 at 5.71%	9,018	9,316
Mortgage Notes Payable, due 2027 at 6.06%	14,249	—
Mortgage Notes Payable, due 2028 at 8.50%	—	28,600
Mortgage Notes Payable, due 2029 at 6.794%	40,327	41,172

	2,906,895	2,784,441
Less unamortized net premiums and discounts	16,977	10,281

	$2,889,918	$2,774,160

        In January 2008, we prepaid, at par, $28.6 million of 8.50% mortgage debt due in 2028, using cash on hand and borrowings under our revolving credit facility. In addition, Senior Housing assumed

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Indebtedness (Continued)

$4.5 million of 6.5% mortgage debt due in 2013 and $6.3 million of 7.5% mortgage debt due in 2022 when it acquired two properties from us in July 2008.

        We have an unsecured revolving credit facility with a borrowing capacity of $750 million that we use for acquisitions, working capital and general business purposes. As of December 31, 2008, we had $201 million outstanding and $549 million available for borrowing under this revolving credit facility. Our revolving credit facility matures in August 2010 and requires interest at LIBOR plus 55 basis points. The interest rate on this facility averaged 3.2% and 5.9% per annum for the years ended December 31, 2008 and 2007, respectively. At our sole option, we can extend the maturity date of this revolving credit facility to August 2011 upon payment of a fee.

        Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

        As part of our 2008 acquisitions, we assumed $111.4 million of secured debt which was recorded at its fair value of $103.3 million.

        At December 31, 2008, 28 properties costing $881.5 million with an aggregate net book value of $717.8 million were secured by mortgage notes totaling $447.7 million maturing from 2009 through 2029.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2008, are $9.0 million in 2009, $260.5 million in 2010, $460.3 million in 2011, $232.3 million in 2012, $205.1 million in 2013 and $1.7 billion thereafter.

Note 8. Fair Value of Financial Instruments

        Our financial instruments include cash and cash equivalents, rents receivable, restricted cash, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits. At December 31, 2008 and 2007, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,488,918	$1,695,824	$2,434,160	$2,400,984

        The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing market rates.

Note 9. Earnings per Common Share

        Earnings per common share, or EPS, is computed pursuant to the provisions of SFAS No. 128. The effect of our series D convertible preferred shares on income from continuing operations and net income available for common shareholders is anti-dilutive for the years ended December 31, 2008 and 2007. The following table provides a reconciliation of both net income and the number of common

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Earnings per Common Share (Continued)

shares used in the computations of basic and diluted EPS (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2008			2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$83,306			$94,320			$221,910
Income from discontinued operations	24,165			27,714			25,753
Gain on sale of properties	137,174			2,221			2,917
Preferred distributions	(50,668)			(60,572)			(44,692)
Excess redemption price paid over carrying value of preferred shares	—			(4,230)			(6,914)

Amounts used to calculate basic EPS	193,977	226,468	$0.86	59,453	214,361	$0.28	198,974	209,965	$0.95
Effect of dilutive securities:
Convertible preferred shares	—	—		—	—		5,482	6,559

Amounts used to calculate diluted EPS	$193,977	226,468	$0.86	$59,453	214,361	$0.28	$204,456	216,524	$0.94

Note 10. Segment Information

        Our primary business is the ownership and operation of office and industrial properties, including leased industrial and commercial lands in Oahu, HI. We account for all of our properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income. Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Washington DC, Metro Boston, MA, Southern California and Other Markets, which includes properties located throughout the United States.

        The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, interest income and expense, loss on asset impairment, loss on early extinguishment of debt, and equity in earnings and gains from ownership of common shares of Senior Housing and Hospitality Properties. The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

        As of December 31, 2008, we owned 353 office properties and 184 industrial and other properties, excluding properties classified as held for sale. Property level information by geographic segment and property type is as follows (amounts in thousands):

        As of and for the year ended December 31, 2008:

	As of December 31, 2008
	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,277	—	5,277
Oahu, HI	—	17,914	17,914
Metro Washington DC	2,402	—	2,402
Metro Boston, MA	2,599	—	2,599
Southern California	1,174	—	1,174
Other Markets	24,908	12,598	37,506

Totals	36,360	30,512	66,872

Central business district, or CBD	12,322	158	12,480
Suburban	24,038	30,354	54,392

Totals	36,360	30,512	66,872

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

	Year Ended December 31, 2008
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$122,591	$—	$122,591
Oahu, HI	—	66,831	66,831
Metro Washington DC	70,780	—	70,780
Metro Boston, MA	49,788	—	49,788
Southern California	38,714	—	38,714
Other Markets	406,723	80,113	486,836

Totals	$688,596	$146,944	$835,540

CBD	$296,357	$1,421	$297,778
Suburban	392,239	145,523	537,762

Totals	$688,596	$146,944	$835,540

Property net operating income:
Metro Philadelphia, PA	$62,612	$—	$62,612
Oahu, HI	—	49,837	49,837
Metro Washington DC	42,473	—	42,473
Metro Boston, MA	28,311	—	28,311
Southern California	26,068	—	26,068
Other Markets	221,778	56,503	278,281

Totals	$381,242	$106,340	$487,582

CBD	$156,035	$915	$156,950
Suburban	225,207	105,425	330,632

Totals	$381,242	$106,340	$487,582

        As of December 31, 2008, our investments in office properties, and in industrial and other properties, net of accumulated depreciation, excluding properties classified in discontinued operations, were $4,127,397 and $1,251,902, respectively.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

        As of and for the year ended December 31, 2007:

	As of December 31, 2007
	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,291	—	5,291
Oahu, HI	—	17,914	17,914
Metro Washington DC	2,401	—	2,401
Metro Boston, MA	2,599	—	2,599
Southern California	1,174	—	1,174
Other Markets	21,621	11,198	32,819

Totals	33,086	29,112	62,198

CBD	10,758	158	10,916
Suburban	22,328	28,954	51,282

Totals	33,086	29,112	62,198

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

	Year Ended December 31, 2007
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$123,799	$—	$123,799
Oahu, HI	—	64,634	64,634
Metro Washington DC	69,814	—	69,814
Metro Boston, MA	54,241	—	54,241
Southern California	37,978	—	37,978
Other Markets	363,161	69,639	432,800

Totals	$648,993	$134,273	$783,266

CBD	$267,916	$1,210	$269,126
Suburban	381,077	133,063	514,140

Totals	$648,993	$134,273	$783,266

Property net operating income:
Metro Philadelphia, PA	$63,380	$—	$63,380
Oahu, HI	—	50,417	50,417
Metro Washington DC	43,890	—	43,890
Metro Boston, MA	33,648	—	33,648
Southern California	25,482	—	25,482
Other Markets	202,890	48,428	251,318

Totals	$369,290	$98,845	$468,135

CBD	$145,427	$855	$146,282
Suburban	223,863	97,990	321,853

Totals	$369,290	$98,845	$468,135

        As of December 31, 2007, our investments in office properties, and in industrial and other properties, net of accumulated depreciation, excluding properties classified in discontinued operations, were $3,825,596 and $1,204,402, respectively.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

        As of and for the year ended December 31, 2006:

	As of December 31, 2006
	Office Properties	Industrial and Other Properties	Totals
Property square feet:
Metro Philadelphia, PA	5,299	—	5,299
Oahu, HI	—	17,880	17,880
Metro Washington DC	2,401	—	2,401
Metro Boston, MA	2,238	—	2,238
Southern California	1,174	—	1,174
Other Markets	21,214	7,430	28,644

Totals	32,326	25,310	57,636

CBD	10,765	158	10,923
Suburban	21,561	25,152	46,713

Totals	32,326	25,310	57,636

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

	Year Ended December 31, 2006
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$125,448	$—	$125,448
Oahu, HI	—	61,012	61,012
Metro Washington DC	70,809	—	70,809
Metro Boston, MA	52,025	—	52,025
Southern California	37,587	—	37,587
Other Markets	344,134	52,993	397,127

Totals	$630,003	$114,005	$744,008

CBD	$270,314	$1,141	$271,455
Suburban	359,689	112,864	472,553

Totals	$630,003	$114,005	$744,008

Property net operating income:
Metro Philadelphia, PA	$66,784	$—	$66,784
Oahu, HI	—	49,414	49,414
Metro Washington DC	44,780	—	44,780
Metro Boston, MA	32,105	—	32,105
Southern California	24,751	—	24,751
Other Markets	194,539	33,899	228,438

Totals	$362,959	$83,313	$446,272

CBD	$148,801	$859	$149,660
Suburban	214,158	82,454	296,612

Totals	$362,959	$83,313	$446,272

Note 11. Calculation of Property Net Operating Income

        The following table reconciles our calculation of property net operating income, or NOI, to net income available for common shareholders, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements. We consider NOI to be appropriate supplemental information to net income available for common shareholders because it helps both investors and management to understand the operations of our properties. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate individual, regional and company wide property level performance. NOI excludes certain components from net income available for common shareholders in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Calculation of Property Net Operating Income (Continued)

financial performance. A reconciliation of NOI to net income available for common shareholders for the years ended December 31, 2008, 2007 and 2006, is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Rental income	$835,540	$783,266	$744,008
Operating expenses	(347,958)	(315,131)	(297,736)

Property net operating income (NOI)	$487,582	$468,135	$446,272

Property net operating income	$487,582	$468,135	$446,272
Depreciation and amortization	(185,657)	(170,321)	(149,072)
General and administrative	(36,812)	(33,711)	(30,222)

Operating income	265,113	264,103	266,978
Interest income	1,442	2,293	2,736
Interest expense	(180,193)	(170,970)	(165,568)
Loss on asset impairment	(2,283)	—	—
Loss on early extinguishment of debt	—	(711)	(1,659)
Equity in earnings of equity investments	—	—	3,136
Gain on sale of equity investments	—	—	116,287

Income from continuing operations before income tax expense	84,079	94,715	221,910
Income tax expense	(773)	(395)	—

Income from continuing operations	83,306	94,320	221,910
Income from discontinued operations	24,165	27,714	25,753
Gain on sale of properties	137,174	2,221	2,917

Net income	244,645	124,255	250,580
Preferred distributions	(50,668)	(60,572)	(44,692)
Excess redemption price paid over carrying value of preferred shares	—	(4,230)	(6,914)

Net income available for common shareholders	$193,977	$59,453	$198,974

Note 12. Tenant Concentration

        The United States Government is our only tenant which is responsible for more than five percent of our revenues. For the years ended December 31, 2008, 2007 and 2006, revenues from the United States Government were $111.0 million, $108.6 million and $109.8 million, respectively.

Note 13. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2008 and 2007. Reclassifications have been made to the prior quarters and prior year results to reflect properties

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Selected Quarterly Financial Data (Unaudited) (Continued)

reported in discontinued operations during 2007 and 2008 (dollars in thousands, except per share amounts):

	2008
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$201,172	$204,273	$211,689	$218,406
Net income available for common shareholders	14,739	55,385	73,057	50,796
Per common share data:
Net income available for common shareholders—basic and diluted	0.07	0.25	0.32	0.22

	2007
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$190,966	$196,231	$196,998	$199,071
Net income available for common shareholders	17,747	16,073	16,752	8,881
Per common share data:
Net income available for common shareholders—basic and diluted	0.08	0.08	0.08	0.04

(1)
Amounts previously reported have been adjusted to reflect reclassification of properties sold or under contract for sale during 2008 to discontinued operations as follows:

	Three Months Ended March 31,
	2008	2007
Total revenues as previously reported	$215,164	$204,964
Total revenues reclassified to discontinued operations	(13,992)	(13,998)

Total revenues restated	$201,172	$190,966

Note 14. Subsequent Events

        In February 2009, we agreed to acquire four properties for $57.5 million excluding closing costs. This acquisition is subject to various closing conditions customary in real estate transactions and there is no assurance as to when or if these properties will be acquired.

        During January through February 25, 2009, we repurchased 3,300,000 of our common shares for $11.8 million, including transaction costs, using cash on hand.

        On February 20, 2009, our wholly owned subsidiary, Government Properties Income Trust, or GOV, filed a registration statement with the Securities and Exchange Commission, or SEC, for the initial public offering of 10 million common shares of beneficial interest, or common shares. If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters' over allotment option is exercised in full). We intend to transfer 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Subsequent Events (Continued)

California, Maryland, Minnesota and South Carolina, respectively, to GOV. These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia. GOV is currently negotiating a $250 million secured credit facility with a group of commercial banks. If GOV is successful in obtaining that credit facility, we expect that the initial proceeds of this credit facility will be distributed to us, and we expect to use these proceeds to repay amounts outstanding under our unsecured revolving credit facility or other outstanding debt. If the GOV registration statement becomes effective and the initial public offering is completed, GOV expects to use the net proceeds from the offering to reduce amounts outstanding under its secured credit facility. If the initial public offering of GOV is successfully completed, GOV will enter management agreements with RMR on terms that are substantially similar to our management agreements with RMR; and, accordingly, our management fees to RMR will be reduced by the amount of the initial management fees paid to RMR by GOV.

        In order to govern the separation of GOV from us, we intend to enter into a transaction agreement with GOV. We expect that the transaction agreement will provide that:

  •
  the current assets and liabilities from the properties to be transferred to GOV will, as of the time of closing of the public offering of GOV's common shares, be settled between us and GOV so that we will retain all pre-closing current assets and liabilities and GOV will retain all post-closing current assets and liabilities;

  •
  GOV will indemnify us with respect to any liability relating to any property transferred to it, including liabilities which arose before GOV's formation; and

  •
  so long as we own in excess of 10% of GOV's outstanding shares, we and GOV engage the same manager or we and GOV have any common managing trustees, (1) we will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also our trustees have determined not to make the acquisition, (2) GOV will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of our independent trustees who are not also trustees of GOV have determined not to make the acquisition, (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us, (4) GOV and we will cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain REIT tax status and otherwise to promote our respective orderly governance, and (5) we and GOV will cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

        The above restrictions will not prohibit us from leasing our current and future properties to government tenants.

        We have no present intention to sell any of our retained government leased properties or to engage in any transaction which might cause GOV's right to purchase those properties to become exercisable; however, we will have the right to change our intention regarding these properties at any time in our discretion.

HRPT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Subsequent Events (Continued)

        Our investment in GOV and any other 50% or less owned companies, over which we can exercise influence, but do not control, will be accounted for using the equity method of accounting. Significant influence will be present through common representation on the board of trustees. Our two managing trustees will also be managing trustees of GOV. Our two managing trustees are the beneficial owners of RMR. RMR provides management services to us and will provide management services to GOV. We will use the income statement method to account for issuance of common shares. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by GOV will be recognized in our income statement.

        As of the date of this Annual Report on Form 10-K, GOV has not received a commitment for the secured credit facility described above; its negotiations to obtain the facility on terms acceptable to GOV and us may not be successful and we expect that any commitment will be subject to various conditions. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the secured credit facility. Accordingly, there can be no assurance that the secured credit facility will be available to GOV.

        In addition, GOV's registration statement for its offering of common shares is subject to review and comment by the SEC and the offering will not occur unless, among other things, definitive documentation relating to the formation of GOV has been agreed upon, executed and delivered, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV. We may also determine in our discretion, due to market conditions or otherwise, not to proceed with the offering. Accordingly, there can be no assurance that the offering will occur. In such event, we intend that GOV would remain our wholly owned subsidiary. We do not currently intend to proceed with the offering of GOV's common shares described above unless GOV's secured credit facility has been obtained.

        We, RMR and other companies to which RMR provides management services, are in the process of forming and licensing an insurance company in the State of Indiana. All of our trustees are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control RMR, including Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors. We have invested $25,000 to date in the insurance company and are committed to invest another $4,975,000 and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business.

HRPT PROPERTIES TRUST

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2008

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$3,767	$1,925	$(955)	$4,737

Year Ended December 31, 2007:
Allowance for doubtful accounts	$4,737	$3,574	$(2,021)	$6,290

Year Ended December 31, 2008:
Allowance for doubtful accounts	$6,290	$3,463	$(1,261)	$8,492

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Birmingham	AL	$12,968	$4,000	$19,604	$40	$4,002	$19,642	$23,644	$1,002	12/27/06	2001
Mobile	AL	—	1,540	9,732	—	1,540	9,732	11,272	287	10/22/07	1998
Russellville	AR	—	910	10,979	(13)	909	10,967	11,876	464	4/2/07	2001
Phoenix	AZ	—	2,687	11,532	1,253	2,729	12,743	15,472	3,550	5/15/97	1997
Phoenix	AZ	—	1,828	16,453	(1)	1,828	16,452	18,280	3,890	7/30/99	1982
Phoenix	AZ	—	1,041	8,023	1,911	1,041	9,934	10,975	1,758	2/1/02	1987
Phoenix	AZ	—	1,899	14,872	1,077	1,899	15,949	17,848	3,030	2/1/02	1999
Safford	AZ	—	635	2,729	344	647	3,061	3,708	831	3/31/97	1992
Tempe	AZ	—	1,125	10,122	250	1,125	10,372	11,497	2,442	6/30/99	1987
Tolleson	AZ	—	1,257	9,210	181	1,257	9,391	10,648	1,173	12/19/03	1990
Tucson	AZ	—	765	3,280	256	779	3,522	4,301	1,073	3/31/97	1993
Tucson	AZ	—	3,261	26,357	4,008	3,261	30,365	33,626	6,195	2/27/02	1986
Fresno	CA	—	7,276	61,118	8	7,277	61,125	68,402	9,742	8/29/02	1971
Kearney Mesa	CA	—	2,916	12,456	1,044	2,969	13,447	16,416	3,964	3/31/97	1994
Los Angeles	CA	33,076	5,055	49,685	3,805	5,060	53,485	58,545	15,893	5/15/97	1979
Los Angeles	CA	32,692	5,076	49,884	2,905	5,071	52,794	57,865	15,709	5/15/97	1979
Morgan Hill	CA	11,401	1,875	18,335	—	1,875	18,335	20,210	66	11/7/08	2001
Morgan Hill	CA	4,476	625	7,310	—	625	7,310	7,935	23	11/7/08	2001
Morgan Hill	CA	14,239	2,600	22,639	—	2,600	22,639	25,239	83	11/7/08	2002
Rancho Cordova	CA	—	116	1,072	10	116	1,082	1,198	120	7/16/04	1977
Rancho Cordova	CA	—	89	822	21	89	843	932	93	7/16/04	1977
Rancho Cordova	CA	—	116	1,048	8	116	1,056	1,172	123	7/16/04	1977
Sacramento	CA	—	91	819	144	91	963	1,054	114	7/16/04	1977
Sacramento	CA	—	206	1,970	336	206	2,306	2,512	239	7/16/04	1977
Sacramento	CA	—	134	1,186	78	134	1,264	1,398	142	7/16/04	1977
Sacramento	CA	—	116	976	247	116	1,223	1,339	132	7/16/04	1977
Sacramento	CA	—	116	936	108	116	1,044	1,160	111	7/16/04	1977
Sacramento	CA	—	116	1,017	55	116	1,072	1,188	125	7/16/04	1977
Sacramento	CA	—	134	720	191	134	911	1,045	168	7/16/04	1977
Sacramento	CA	—	116	1,032	112	116	1,144	1,260	149	7/16/04	1977
Sacramento	CA	—	67	393	98	67	491	558	52	7/16/04	1977
Sacramento	CA	—	116	952	26	116	978	1,094	121	7/16/04	1977
Sacramento	CA	—	67	361	59	67	420	487	44	7/16/04	1977
Sacramento	CA	—	134	676	80	134	756	890	93	7/16/04	1977
Sacramento	CA	—	60	333	28	60	361	421	39	7/16/04	1977

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Sacramento	CA	—	116	720	279	116	999	1,115	144	7/16/04	1977
Sacramento	CA	—	60	349	25	60	374	434	50	7/16/04	1977
Sacramento	CA	—	74	574	25	74	599	673	66	7/16/04	1977
Sacramento	CA	—	80	623	35	80	658	738	81	7/16/04	1977
Sacramento	CA	—	402	4,056	54	402	4,110	4,512	454	7/16/04	1977
San Diego	CA	—	313	2,820	573	313	3,393	3,706	1,081	12/31/96	1984
San Diego	CA	—	316	2,846	578	316	3,424	3,740	1,091	12/31/96	1984
San Diego	CA	—	502	4,526	919	502	5,445	5,947	1,735	12/31/96	1984
San Diego	CA	—	294	2,650	538	294	3,188	3,482	1,016	12/31/96	1984
San Diego	CA	—	4,269	18,316	800	4,347	19,038	23,385	5,566	3/31/97	1996
San Diego	CA	—	2,984	12,859	4,055	3,038	16,860	19,898	4,645	3/31/97	1981
San Diego	CA	—	461	3,830	543	461	4,373	4,834	635	6/24/02	1986
San Diego	CA	—	685	5,530	100	685	5,630	6,315	905	6/24/02	1986
San Diego	CA	—	475	4,264	552	474	4,817	5,291	767	6/24/02	1986
San Diego	CA	—	330	2,843	400	330	3,243	3,573	340	7/16/04	1978
San Diego	CA	—	387	3,339	455	387	3,794	4,181	398	7/16/04	1978
San Diego	CA	—	284	2,992	698	284	3,690	3,974	491	7/16/04	1980
San Diego	CA	—	280	2,421	504	280	2,925	3,205	398	7/16/04	1980
San Diego	CA	—	286	2,512	1,050	286	3,562	3,848	473	7/16/04	1980
San Diego	CA	—	654	5,467	254	654	5,721	6,375	710	7/16/04	1982
Santa Ana	CA	—	1,363	10,158	(265)	1,362	9,894	11,256	1,269	11/10/03	2000
Aurora	CO	—	1,152	13,272	—	1,152	13,272	14,424	3,813	11/14/97	1993
Englewood	CO	—	1,708	14,616	1,357	1,707	15,974	17,681	2,973	11/2/01	1984
Englewood	CO	—	649	5,232	594	642	5,833	6,475	982	12/19/02	1984
Golden	CO	—	494	152	6,098	495	6,249	6,744	1,654	3/31/97	1997
Lakewood	CO	—	787	7,085	160	788	7,244	8,032	1,640	11/22/99	1980
Lakewood	CO	—	1,855	16,691	1,349	1,856	18,039	19,895	4,335	11/22/99	1980
Lakewood	CO	—	936	9,160	406	936	9,566	10,502	1,559	10/11/02	1981
Lakewood	CO	—	915	9,106	477	915	9,583	10,498	1,550	10/11/02	1981
Lakewood	CO	—	1,035	9,271	192	1,036	9,462	10,498	1,488	10/11/02	1981
Longmont	CO	—	3,714	24,397	3,705	3,715	28,101	31,816	2,916	10/26/04	1982
Berlin	CT	—	2,770	8,409	24	2,772	8,431	11,203	472	10/24/06	1962
Cromwell	CT	—	622	6,194	30	622	6,224	6,846	200	9/28/07	1998
East Windsor	CT	9,018	2,960	12,360	10	2,943	12,387	15,330	694	10/24/06	1989
Meriden	CT	—	768	6,164	20	768	6,184	6,952	843	7/24/03	1982
Milford	CT	—	1,712	13,969	150	1,713	14,118	15,831	1,263	7/29/05	1987
North Haven	CT	4,786	2,090	9,141	13	2,091	9,153	11,244	511	10/24/06	1970
Orange	CT	—	2,270	7,943	13	2,271	7,955	10,226	446	10/24/06	1993
Wallingford	CT	—	640	10,017	1,589	640	11,606	12,246	3,395	6/1/98	1986
Wallingford	CT	—	367	3,301	595	366	3,897	4,263	896	12/22/98	1988
Wallingford	CT	—	2,010	7,352	17	2,011	7,368	9,379	417	10/24/06	1978
Wallingford	CT	—	1,470	2,165	7	1,471	2,171	3,642	126	10/24/06	1978
Wallingford	CT	—	2,300	8,621	1,322	2,301	9,942	12,243	553	10/24/06	1976
Wallingford	CT	—	620	2,168	5	620	2,173	2,793	122	10/24/06	1979
Wallingford	CT	—	470	2,280	44	470	2,324	2,794	128	10/24/06	1974

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Wallingford	CT	—	800	2,251	4	800	2,255	3,055	127	10/24/06	1977
Wallingford	CT	—	740	2,552	6	741	2,557	3,298	143	10/24/06	1980
Wallingford	CT	—	680	3,144	5	680	3,149	3,829	175	10/24/06	1982
Wallingford	CT	—	720	3,067	143	720	3,210	3,930	172	10/24/06	1984
Windsor	CT	—	1,376	11,212	2,126	1,376	13,338	14,714	2,002	8/29/03	1988
Washington	DC	—	12,008	51,528	31,034	12,227	82,343	94,570	23,859	3/31/97	1996
Washington	DC	20,970	6,979	29,949	1,954	7,107	31,775	38,882	9,352	3/31/97	1989
Washington	DC	28,949	5,975	53,778	2,990	5,975	56,768	62,743	15,691	6/23/98	1991
Wilmington	DE	—	4,409	39,681	10,317	4,413	49,994	54,407	12,720	7/23/98	1986
Wilmington	DE	—	1,478	13,306	626	1,477	13,933	15,410	3,261	7/13/99	1984
Jacksonville	FL	41,600	1,480	43,770	—	1,480	43,770	45,250	152	11/24/08	1985
Miami	FL	—	144	1,297	38	144	1,335	1,479	369	3/19/98	1987
Adairsville	GA	—	1,920	9,357	(11)	1,920	9,346	11,266	406	4/2/07	1993
Adairsville	GA	—	900	3,009	(2)	900	3,007	3,907	132	4/2/07	1996
Atlanta	GA	—	425	4,119	82	425	4,201	4,626	467	7/16/04	1967
Atlanta	GA	—	480	4,328	438	480	4,766	5,246	643	7/16/04	1967
Atlanta	GA	—	1,620	13,661	1,621	1,620	15,282	16,902	2,142	7/16/04	1967
Atlanta	GA	—	1,713	7,649	157	1,713	7,806	9,519	886	7/16/04	1967
Atlanta	GA	—	289	2,403	145	289	2,548	2,837	275	7/16/04	1967
Atlanta	GA	—	372	3,600	57	372	3,657	4,029	407	7/16/04	1967
Atlanta	GA	—	364	3,527	61	364	3,588	3,952	401	7/16/04	1967
Atlanta	GA	—	1,122	10,867	113	1,122	10,980	12,102	1,233	7/16/04	1967
Atlanta	GA	—	346	2,899	235	346	3,134	3,480	340	7/16/04	1967
Atlanta	GA	—	52	483	12	52	495	547	56	7/16/04	1967
Atlanta	GA	—	257	2,119	10	257	2,129	2,386	237	7/16/04	1972
Atlanta	GA	—	917	—	—	917	—	917	—	7/16/04	1972
Atlanta	GA	—	268	2,380	168	268	2,548	2,816	348	7/16/04	1972
Atlanta	GA	—	685	5,837	790	685	6,627	7,312	792	7/16/04	1972
Atlanta	GA	—	939	8,387	84	939	8,471	9,410	953	7/16/04	1972
Atlanta	GA	—	2,197	—	3	2,197	3	2,200	—	7/16/04	1972
Atlanta	GA	—	1,154	8,454	821	1,154	9,275	10,429	961	7/16/04	1972
Atlanta	GA	—	235	1,906	21	235	1,927	2,162	216	7/16/04	1972
Atlanta	GA	—	303	2,595	391	303	2,986	3,289	567	7/16/04	1972
Atlanta	GA	—	1,521	11,826	—	1,521	11,826	13,347	1,318	7/16/04	1972
Atlanta	GA	—	202	1,580	22	202	1,602	1,804	178	7/16/04	1972
Atlanta	GA	—	280	2,657	54	280	2,711	2,991	299	7/16/04	1972
Atlanta	GA	—	1,070	8,930	1,235	1,070	10,165	11,235	1,308	7/16/04	1972
Atlanta	GA	—	265	2,382	495	265	2,877	3,142	544	7/16/04	1972
Atlanta	GA	—	197	1,757	46	197	1,803	2,000	207	7/16/04	1972
Atlanta	GA	—	156	1,400	168	156	1,568	1,724	202	7/16/04	1972
Atlanta	GA	—	157	1,505	15	157	1,520	1,677	169	7/16/04	1972
Atlanta	GA	—	223	2,006	463	223	2,469	2,692	429	7/16/04	1972
Atlanta	GA	—	245	2,006	264	245	2,270	2,515	308	7/16/04	1972
Atlanta	GA	—	210	1,779	130	210	1,909	2,119	225	7/16/04	1972
Atlanta	GA	—	1,209	9,747	1,036	1,209	10,783	11,992	1,375	7/16/04	1972

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Atlanta	GA	—	1,126	6,930	217	1,126	7,147	8,273	841	7/16/04	1972
Atlanta	GA	—	2,459	18,549	636	2,463	19,181	21,644	2,107	8/24/04	1985
Atlanta	GA	—	952	7,643	850	952	8,493	9,445	835	9/9/04	1983
Atlanta	GA	—	2,524	20,407	891	2,526	21,296	23,822	1,948	8/23/05	1985
Atlanta	GA	—	2,560	10,605	—	2,560	10,605	13,165	392	7/26/07	1989
Duluth	GA	—	2,417	8,886	—	2,417	8,886	11,303	9	12/15/08	1985
Duluth	GA	—	643	2,361	—	643	2,361	3,004	2	12/15/08	1985
Macon	GA	13,471	2,674	19,311	510	2,675	19,820	22,495	1,339	4/28/06	1988
Marrietta	GA	—	2,190	6,586	(17)	2,190	6,569	8,759	213	9/5/07	1998
Roswell	GA	—	624	5,491	2,083	625	7,573	8,198	689	9/2/05	1974
Savannah	GA	—	544	2,330	655	553	2,976	3,529	846	3/31/97	1990
Oahu	HI	—	7,982	—	(10)	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	718	—	—	718	—	718	—	12/5/03	—
Oahu	HI	—	1,343	—	(1)	1,342	—	1,342	—	12/5/03	—
Oahu	HI	—	2,038	—	(3)	2,035	—	2,035	—	6/15/05	—
Oahu	HI	—	1,354	—	(2)	1,352	—	1,352	—	6/15/05	—
Oahu	HI	—	3,547	—	(6)	3,541	—	3,541	—	6/15/05	—
Oahu	HI	—	1,572	—	(3)	1,569	—	1,569	—	6/15/05	—
Oahu	HI	—	1,232	—	(2)	1,230	—	1,230	—	6/15/05	—
Oahu	HI	—	434	3,983	294	426	4,285	4,711	365	6/15/05	—
Oahu	HI	—	11,645	—	(21)	11,624	—	11,624	—	6/15/05	—
Oahu	HI	—	1,509	—	(3)	1,506	—	1,506	—	6/15/05	—
Oahu	HI	—	1,725	—	(3)	1,722	—	1,722	—	6/15/05	—
Oahu	HI	—	2,190	—	(3)	2,187	—	2,187	—	6/15/05	—
Oahu	HI	—	2,672	—	(5)	2,667	—	2,667	—	6/15/05	—
Oahu	HI	—	1,764	—	(3)	1,761	—	1,761	—	6/15/05	—
Oahu	HI	—	294	2,297	20	294	2,317	2,611	203	6/15/05	—
Oahu	HI	—	27,455	—	(50)	27,405	—	27,405	—	6/15/05	—
Oahu	HI	—	13,904	—	(20)	13,884	—	13,884	—	6/15/05	—
Oahu	HI	—	651	—	(2)	649	—	649	—	6/15/05	—
Oahu	HI	—	1,497	—	(3)	1,494	—	1,494	—	6/15/05	—
Oahu	HI	—	963	—	(1)	962	—	962	—	6/15/05	—
Oahu	HI	—	1,624	—	(2)	1,622	—	1,622	—	6/15/05	—
Oahu	HI	—	1,244	—	(1)	1,243	—	1,243	—	6/15/05	—
Oahu	HI	—	707	—	(1)	706	—	706	—	6/15/05	—
Oahu	HI	—	381	—	—	381	—	381	—	6/15/05	—
Oahu	HI	—	717	—	—	717	—	717	—	6/15/05	—
Oahu	HI	—	553	—	—	553	—	553	—	6/15/05	—
Oahu	HI	—	243	1,457	8	243	1,465	1,708	129	6/15/05	—
Oahu	HI	—	536	—	—	536	—	536	—	6/15/05	—
Oahu	HI	—	2,949	—	(5)	2,944	—	2,944	—	6/15/05	—
Oahu	HI	—	1,393	—	8,767	1,390	8,770	10,160	346	6/15/05	—
Oahu	HI	—	714	—	—	714	—	714	—	6/15/05	—
Oahu	HI	—	419	—	—	419	—	419	—	6/15/05	—
Oahu	HI	—	1,384	—	(3)	1,381	—	1,381	—	6/15/05	—

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Oahu	HI	—	218	—	—	218	—	218	—	6/15/05	—
Oahu	HI	—	568	—	(1)	567	—	567	—	6/15/05	—
Oahu	HI	—	5,839	—	(10)	5,829	—	5,829	—	6/15/05	—
Oahu	HI	—	1,296	—	(3)	1,293	—	1,293	—	6/15/05	—
Oahu	HI	—	1,601	—	(2)	1,599	—	1,599	—	6/15/05	—
Oahu	HI	—	1,829	—	(3)	1,826	—	1,826	—	6/15/05	—
Oahu	HI	—	1,985	—	(4)	1,981	—	1,981	—	6/15/05	—
Oahu	HI	—	3,164	—	(5)	3,159	—	3,159	—	6/15/05	—
Oahu	HI	—	2,658	—	(5)	2,653	—	2,653	—	6/15/05	—
Oahu	HI	—	6,607	—	(14)	6,593	—	6,593	—	6/15/05	—
Oahu	HI	—	1,251	—	(1)	1,250	—	1,250	—	6/15/05	—
Oahu	HI	—	358	—	54	358	54	412	—	6/15/05	—
Oahu	HI	—	156,939	4,320	18,583	157,420	22,422	179,842	1,273	12/5/03	—
Oahu	HI	—	93,821	—	192	93,728	285	94,013	20	12/5/03	—
Oahu	HI	—	78,842	4,789	31	78,752	4,910	83,662	603	12/5/03	—
Oahu	HI	—	66,253	—	8,268	66,171	8,350	74,521	545	12/5/03	—
Oahu	HI	—	43,419	223	2,280	33,735	12,187	45,922	1,231	12/5/03	—
Oahu	HI	—	11,450	—	92	11,437	105	11,542	1	12/5/03	—
Oahu	HI	—	9,671	—	(11)	9,660	—	9,660	—	12/5/03	—
Oahu	HI	—	2,114	456	(3)	2,112	455	2,567	57	12/5/03	—
Eldridge	IA	—	470	7,271	—	470	7,271	7,741	317	4/2/07	1994
Newton	IA	—	500	13,236	—	500	13,236	13,736	97	9/29/08	2008
Aurora	IL	—	1,180	3,411	—	1,180	3,411	4,591	148	4/2/07	1977
Aurora	IL	—	1,740	13,586	7	1,740	13,593	15,333	556	5/1/07	1999
Bannockburn	IL	24,386	5,846	48,568	118	5,858	48,674	54,532	3,701	12/29/05	1999
Deerfield	IL	—	2,515	20,186	142	2,521	20,322	22,843	1,541	12/14/05	1986
Lake Forest	IL	—	1,258	9,630	27	1,261	9,654	10,915	734	12/14/05	2001
Waukegan	IL	—	1,769	15,141	(193)	1,750	14,967	16,717	1,140	12/14/05	1990
Waukegan	IL	—	1,746	14,753	282	1,774	15,007	16,781	1,139	12/14/05	1998
Carmel	IN	—	667	5,724	368	667	6,092	6,759	388	6/15/06	1982
Indianapolis	IN	—	7,495	60,465	9,436	7,496	69,900	77,396	6,160	5/10/05	1977
Indianapolis	IN	—	665	5,215	93	665	5,308	5,973	467	6/17/05	1987
Scottsburg	IN	—	270	4,726	—	270	4,726	4,996	206	4/2/07	1970
Kansas City	KS	—	1,042	4,469	4,230	1,061	8,680	9,741	2,221	3/31/97	1990
Lenexa	KS	—	1,642	15,528	—	1,642	15,528	17,170	177	7/16/08	1990
Lenexa	KS	—	344	721	—	344	721	1,065	8	7/17/08	1999
Lenexa	KS	—	344	1,002	—	344	1,002	1,346	12	7/17/08	1999
Lenexa	KS	—	139	348	—	139	348	487	4	7/17/08	1999
Lenexa	KS	—	139	378	—	139	378	517	5	7/17/08	1999
Lenexa	KS	—	132	240	—	132	240	372	3	7/17/08	1986
Lenexa	KS	—	153	267	—	153	267	420	3	7/17/08	1986
Lenexa	KS	—	229	353	—	229	353	582	4	7/17/08	1986
Lenexa	KS	—	211	503	—	211	503	714	6	7/17/08	1986
Lenexa	KS	—	201	498	16	201	514	715	6	7/17/08	1986
Lenexa	KS	—	264	334	—	264	334	598	4	7/17/08	1986

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Lenexa	KS	—	710	1,524	—	710	1,524	2,234	19	7/17/08	1973
Lenexa	KS	—	380	761	—	380	761	1,141	9	7/17/08	1972
Lenexa	KS	—	297	517	—	297	517	814	6	7/17/08	1972
Lenexa	KS	—	350	569	—	350	569	919	7	7/17/08	1972
Lenexa	KS	—	227	533	—	227	533	760	6	7/17/08	1972
Lenexa	KS	—	227	770	—	227	770	997	8	7/17/08	1972
Lenexa	KS	—	215	542	—	215	542	757	6	7/17/08	1972
Lenexa	KS	—	215	527	—	215	527	742	6	7/17/08	1972
Lenexa	KS	—	247	398	44	247	442	689	6	7/17/08	1991
Lenexa	KS	—	660	749	—	660	749	1,409	10	7/17/08	1978
Lenexa	KS	—	279	306	—	279	306	585	4	7/17/08	1978
Lenexa	KS	—	605	1,022	—	605	1,022	1,627	12	7/17/08	1984
Lenexa	KS	—	480	1,144	—	480	1,144	1,624	13	7/17/08	1982
Lenexa	KS	—	566	930	—	566	930	1,496	11	7/17/08	1984
Lenexa	KS	—	373	232	—	373	232	605	4	7/17/08	1997
Lenexa	KS	—	2,034	—	—	2,034	—	2,034	—	7/17/08	—
Lenexa	KS	—	450	—	—	450	—	450	—	7/17/08	—
Lenexa	KS	—	268	—	—	268	—	268	—	7/17/08	—
Lenexa	KS	—	253	—	—	253	—	253	—	7/17/08	—
Lenexa	KS	—	1,258	2,371	—	1,258	2,371	3,629	27	7/17/08	1987
Lenexa	KS	—	1,132	3,271	—	1,132	3,271	4,403	34	7/17/08	1987
Lenexa	KS	—	961	2,817	—	961	2,817	3,778	33	7/17/08	1987
Lenexa	KS	—	887	2,116	—	887	2,116	3,003	24	7/17/08	1990
Lenexa	KS	—	946	2,300	195	946	2,495	3,441	30	7/17/08	1990
Lenexa	KS	—	651	2,717	—	651	2,717	3,368	27	7/17/08	1995
Lenexa	KS	—	769	2,273	—	769	2,273	3,042	22	7/17/08	1998
Lenexa	KS	—	1,171	3,936	—	1,171	3,936	5,107	42	7/17/08	1999
Lenexa	KS	—	1,317	3,058	—	1,317	3,058	4,375	35	7/17/08	1999
Lenexa	KS	—	1,655	4,915	—	1,655	4,915	6,570	56	7/17/08	2001
Lenexa	KS	—	1,362	3,757	—	1,362	3,757	5,119	45	7/17/08	1988
Lenexa	KS	8,794	1,150	5,531	100	1,150	5,631	6,781	74	7/17/08	2002
Lenexa	KS	—	993	1,957	—	993	1,957	2,950	20	7/17/08	1988
Lenexa	KS	—	811	1,640	101	811	1,741	2,552	19	7/17/08	2007
Lenexa	KS	—	1,451	—	—	1,451	—	1,451	—	7/17/08	—
Lenexa	KS	—	1,939	—	—	1,939	—	1,939	—	7/17/08	—
Lenexa	KS	—	2,101	—	—	2,101	—	2,101	—	7/17/08	—
Lenexa	KS	—	1,089	—	—	1,089	—	1,089	—	7/17/08	—
Lenexa	KS	—	1,169	—	—	1,169	—	1,169	—	7/17/08	—
Lenexa	KS	—	792	—	—	792	—	792	—	7/17/08	—
Lenexa	KS	—	792	—	—	792	—	792	—	7/17/08	—
Wichita	KS	—	2,720	2,029	(5)	2,719	2,025	4,744	96	4/2/07	1994
Erlanger	KY	—	2,022	9,545	413	2,020	9,960	11,980	1,417	6/30/03	1999
Boston	MA	—	1,447	13,028	2,862	1,448	15,889	17,337	4,388	9/28/95	1993
Boston	MA	—	1,500	13,500	2,888	1,500	16,388	17,888	4,709	12/18/95	1875
Boston	MA	—	3,378	30,397	9,578	3,378	39,975	43,353	12,578	9/28/95	1915

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Foxborough	MA	—	3,021	25,721	41	3,021	25,762	28,783	3,778	2/13/03	1989
Mansfield	MA	—	1,183	9,749	474	1,182	10,224	11,406	1,320	8/1/03	1978
Mansfield	MA	—	1,358	11,658	673	1,357	12,332	13,689	1,592	8/1/03	2002
Mansfield	MA	—	1,550	13,908	2,610	1,550	16,518	18,068	2,223	8/1/03	1981
Mansfield	MA	—	1,033	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	549	1,261	11,653	12,914	1,505	9/5/03	1988
Mansfield	MA	—	1,023	8,954	878	1,023	9,832	10,855	1,240	9/5/03	1988
Maynard	MA	—	3,603	26,180	147	3,603	26,327	29,930	1,186	3/30/07	1990
Quincy	MA	—	2,477	16,645	5,364	2,477	22,009	24,486	6,091	4/3/98	1988
Quincy	MA	—	1,668	11,097	4,002	1,668	15,099	16,767	3,748	4/3/98	1988
Quincy	MA	—	774	5,815	681	779	6,491	7,270	811	2/24/04	1999
Quincy	MA	—	2,586	16,493	719	2,586	17,212	19,798	1,798	9/21/04	1980
Quincy	MA	—	3,585	23,144	822	3,584	23,967	27,551	2,519	9/21/04	1981
Stoneham	MA	—	931	8,062	1,020	931	9,082	10,013	1,601	9/28/01	1945
Taunton	MA	—	551	3,758	—	551	3,758	4,309	130	8/29/07	1986
Taunton	MA	—	462	4,970	—	462	4,970	5,432	171	8/29/07	1989
Baltimore	MD	—	—	12,430	1,075	—	13,505	13,505	4,255	11/18/97	1988
Baltimore	MD	—	900	8,097	696	901	8,792	9,693	2,218	10/15/98	1989
Baltimore	MD	—	6,328	54,645	9,540	6,328	64,185	70,513	8,187	1/28/03	1990
Baltimore	MD	—	2,830	22,996	9,291	2,830	32,287	35,117	3,828	7/16/04	1972
Gaithersburg	MD	—	4,381	18,798	1,683	4,461	20,401	24,862	5,722	3/31/97	1995
Germantown	MD	—	2,305	9,890	1,297	2,347	11,145	13,492	2,968	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	4,512	3,131	18,215	21,346	5,844	3/31/97	1992
Riverdale	MD	—	9,423	40,433	7,201	9,595	47,462	57,057	13,101	3/31/97	1994
Rockville	MD	—	3,251	29,258	3,341	3,248	32,602	35,850	8,876	2/2/98	1986
Rockville	MD	—	2,751	22,741	3,791	2,750	26,533	29,283	2,830	7/16/04	1980
Rockville	MD	—	3,532	28,937	123	3,533	29,059	32,592	3,233	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	2,145	17,573	19,718	1,959	7/20/04	2002
Rockville	MD	—	1,961	16,064	2	1,961	16,066	18,027	1,791	7/20/04	2002
Dearborn	MI	—	4,158	33,184	4,113	4,158	37,297	41,455	4,941	7/16/04	1973
Dearborn	MI	—	227	2,108	694	227	2,802	3,029	261	7/16/04	1973
Dearborn	MI	—	163	1,466	3	163	1,469	1,632	164	7/16/04	1973
Dearborn	MI	—	221	1,582	642	221	2,224	2,445	493	7/16/04	1973
Dearborn	MI	—	210	1,885	31	209	1,917	2,126	212	7/16/04	1973
Dearborn	MI	—	163	1,388	128	163	1,516	1,679	253	7/16/04	1973
Dearborn	MI	—	163	1,320	8	163	1,328	1,491	148	7/16/04	1973
Dearborn	MI	—	153	1,321	36	153	1,357	1,510	149	7/16/04	1973
Dearborn	MI	—	92	551	—	92	551	643	61	7/16/04	1973
Dearborn	MI	—	118	1,049	61	118	1,110	1,228	123	7/16/04	1973
Dearborn	MI	—	104	939	707	104	1,646	1,750	110	7/16/04	1973
Dearborn	MI	—	153	1,230	29	153	1,259	1,412	139	7/16/04	1973
Dearborn	MI	—	179	1,352	65	179	1,417	1,596	163	7/16/04	1992
Dearborn	MI	—	223	1,059	236	223	1,295	1,518	124	7/16/04	1992
Dearborn	MI	—	179	1,473	99	179	1,572	1,751	189	7/16/04	1992
Dearborn	MI	—	52	479	56	52	535	587	72	7/16/04	1992

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Dearborn	MI	—	51	439	—	51	439	490	49	7/16/04	1992
Bloomington	MN	—	1,898	17,081	2,258	1,898	19,339	21,237	6,333	3/19/98	1957
Eagan	MN	—	1,424	12,822	4,258	1,425	17,079	18,504	4,420	3/19/98	1986
Mendota Heights	MN	—	533	4,795	13	533	4,808	5,341	1,294	3/19/98	1995
Minneapolis	MN	—	870	7,831	1,993	870	9,824	10,694	2,438	8/3/99	1987
Minneapolis	MN	—	695	6,254	2,224	695	8,478	9,173	2,031	8/3/99	1986
Minneapolis	MN	—	1,891	17,021	2,618	1,893	19,637	21,530	4,408	9/30/99	1980
Plymouth	MN	—	563	5,064	1,360	563	6,424	6,987	1,762	8/3/99	1987
Roseville	MN	—	295	2,658	260	295	2,918	3,213	677	12/1/99	1987
Roseville	MN	—	586	5,278	1,873	586	7,151	7,737	1,219	12/1/99	1987
Roseville	MN	—	979	8,814	2,492	978	11,307	12,285	2,877	12/1/99	1987
Roseville	MN	—	672	6,045	1,032	672	7,077	7,749	1,587	12/1/99	1987
Roseville	MN	—	185	1,661	324	185	1,985	2,170	427	12/1/99	1987
St. Paul	MN	—	696	6,263	1,864	695	8,128	8,823	2,283	8/3/99	1987
St. Paul	MN	—	1,303	10,451	120	1,304	10,570	11,874	1,194	6/2/04	1970
Arnold	MO	—	834	7,302	34	838	7,332	8,170	894	2/11/04	1999
Kansas City	MO	—	1,443	6,193	2,185	1,470	8,351	9,821	2,467	3/31/97	1995
Kansas City	MO	—	1,346	9,531	748	1,347	10,278	11,625	832	11/1/05	1984
Kansas City	MO	—	1,800	6,493	362	1,801	6,854	8,655	391	10/31/06	1981
Kansas City	MO	—	1,165	3,097	—	1,165	3,097	4,262	37	7/17/08	1986
Kansas City	MO	—	310	483	—	310	483	793	3	10/29/08	1996
N. Kansas City	MO	—	494	959	—	494	959	1,453	11	7/17/08	1970
St. Louis	MO	—	903	7,602	791	903	8,393	9,296	1,219	11/7/03	1998
St. Louis	MO	—	4,800	8,020	183	4,801	8,202	13,003	468	10/5/06	1988
Sanford	NC	—	2,420	7,020	(8)	2,420	7,012	9,432	306	4/2/07	1989
Manchester	NH	—	2,201	19,957	12	2,210	19,960	22,170	4,803	5/10/99	1979
Florham Park	NJ	—	1,412	12,709	1,708	1,412	14,417	15,829	3,530	7/31/98	1979
Vorhees	NJ	—	1,053	6,625	1,547	998	8,227	9,225	2,478	5/26/98	1990
Vorhees	NJ	—	445	2,798	275	584	2,934	3,518	850	5/26/98	1990
Vorhees	NJ	—	673	4,232	620	589	4,936	5,525	1,442	5/26/98	1990
Albuquerque	NM	—	493	2,119	140	503	2,249	2,752	655	3/31/97	1984
Albuquerque	NM	—	422	3,797	706	422	4,503	4,925	1,048	8/31/99	1984
Albuquerque	NM	—	441	3,970	1,335	441	5,305	5,746	1,419	8/31/99	1984
Albuquerque	NM	—	173	1,553	103	172	1,657	1,829	375	8/31/99	1984
Albuquerque	NM	—	877	7,895	273	876	8,169	9,045	1,876	8/31/99	1984
Albuquerque	NM	—	1,778	14,407	2,114	1,778	16,521	18,299	2,874	2/12/02	1985
Albuquerque	NM	—	39	351	107	39	458	497	81	2/12/02	1985
Albuquerque	NM	—	129	1,217	182	129	1,399	1,528	287	2/12/02	1985
Albuquerque	NM	—	152	1,526	330	152	1,856	2,008	380	2/12/02	1985
Albuquerque	NM	—	40	141	137	40	278	318	49	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	3,235	1,967	20,446	22,413	2,843	12/6/02	1974
Albuquerque	NM	—	3,235	24,490	860	3,235	25,350	28,585	3,255	9/17/03	1975
Albuquerque	NM	—	794	5,568	248	794	5,816	6,610	746	9/17/03	1975
Albuquerque	NM	—	444	3,890	227	444	4,117	4,561	709	2/12/02	1987
Sante Fe	NM	—	1,551	6,650	846	1,578	7,469	9,047	2,263	3/31/97	1987

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Buffalo	NY	134	4,405	18,899	1,619	4,485	20,438	24,923	6,281	3/31/97	1994
DeWitt	NY	—	454	4,086	1,388	457	5,471	5,928	1,124	12/28/99	1987
Dewitt	NY	—	377	3,158	11	377	3,169	3,546	222	3/14/06	1977
Dewitt	NY	—	288	2,506	103	288	2,609	2,897	178	3/14/06	1977
Dewitt	NY	—	191	1,533	162	191	1,695	1,886	133	3/14/06	1982
Dewitt	NY	—	968	7,875	529	968	8,404	9,372	570	3/14/06	1986
Dewitt	NY	—	736	5,722	275	736	5,997	6,733	411	3/14/06	1988
Dewitt	NY	—	537	5,501	507	537	6,008	6,545	468	3/14/06	1989
Dewitt	NY	—	1,023	9,038	394	1,023	9,432	10,455	650	3/14/06	1991
Dewitt	NY	—	676	5,512	489	676	6,001	6,677	429	3/14/06	1991
East Syracuse	NY	—	718	4,756	—	718	4,756	5,474	332	3/14/06	1995
Fairport	NY	—	462	3,911	931	462	4,842	5,304	337	3/14/06	1987
Fairport	NY	—	554	5,372	850	555	6,221	6,776	573	3/14/06	1989
Fairport	NY	—	1,447	11,726	397	1,447	12,123	13,570	827	3/14/06	1991
Fairport	NY	—	951	8,163	178	951	8,341	9,292	620	3/14/06	1996
Fairport	NY	—	1,335	11,203	35	1,335	11,238	12,573	790	3/14/06	1999
Fairport	NY	—	1,789	15,563	267	1,789	15,830	17,619	1,150	3/14/06	2004
Irondoquoit	NY	—	1,910	17,189	1,061	1,910	18,250	20,160	4,792	6/30/98	1986
Islandia	NY	—	813	7,319	2,130	809	9,453	10,262	2,117	6/11/99	1987
Liverpool	NY	—	375	3,265	1,927	375	5,192	5,567	285	1/6/06	1997
Liverpool	NY	—	109	821	11	109	832	941	59	3/14/06	1987
Liverpool	NY	—	265	2,142	35	265	2,177	2,442	164	3/14/06	1960
Liverpool	NY	—	47	393	1	47	394	441	28	3/14/06	1960
Melville	NY	—	3,155	28,395	6,095	3,260	34,385	37,645	7,314	7/22/99	1985
Minneola	NY	—	3,419	30,774	5,699	3,416	36,476	39,892	8,536	6/11/99	1971
North Syracuse	NY	—	222	2,077	60	222	2,137	2,359	145	3/14/06	1972
North Syracuse	NY	—	341	2,797	256	341	3,053	3,394	206	3/14/06	1973
Pittsford	NY	—	530	4,109	33	531	4,141	4,672	426	11/30/04	1998
Pittsford	NY	—	683	4,889	242	684	5,130	5,814	581	11/30/04	1999
Pittsford	NY	—	1,018	7,618	23	1,020	7,639	8,659	793	11/30/04	2000
Pittsford	NY	4,223	662	4,993	80	663	5,072	5,735	546	11/30/04	2002
Pittsford	NY	865	119	937	118	119	1,055	1,174	111	11/30/04	2002
Pittsford	NY	—	307	2,083	167	308	2,249	2,557	320	11/30/04	2004
Pittsford	NY	—	526	3,755	467	528	4,220	4,748	458	11/30/04	2003
Pittsford	NY	—	583	4,700	73	583	4,773	5,356	339	3/14/06	1986
Rochester	NY	—	761	6,597	12	762	6,608	7,370	682	11/30/04	2002
Rochester	NY	—	614	4,498	—	614	4,498	5,112	333	1/6/06	2000
Rochester	NY	—	350	2,870	—	350	2,870	3,220	212	1/6/06	2003
Rochester	NY	—	1,462	12,482	1,035	1,462	13,517	14,979	923	1/6/06	1996
Rochester	NY	—	611	5,318	31	611	5,349	5,960	412	1/6/06	1999
Rochester	NY	—	126	1,066	—	126	1,066	1,192	79	1/6/06	1990
Rochester	NY	—	214	1,873	—	214	1,873	2,087	138	1/6/06	1990
Rochester	NY	—	495	3,935	—	495	3,935	4,430	291	1/6/06	1996
Rochester	NY	—	128	1,056	51	128	1,107	1,235	94	1/6/06	1992
Rochester	NY	—	207	1,769	—	207	1,769	1,976	131	1/6/06	1993

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Rochester	NY	—	352	2,977	—	352	2,977	3,329	220	1/6/06	1993
Rochester	NY	—	282	2,279	—	282	2,279	2,561	169	1/6/06	1998
Sherburne	NY	—	140	1,250	—	140	1,250	1,390	87	3/14/06	1979
Syracuse	NY	—	1,788	16,096	4,024	1,789	20,119	21,908	5,159	6/29/99	1972
Syracuse	NY	—	466	4,196	1,063	467	5,258	5,725	1,520	9/24/99	1990
Blue Ash	OH	—	883	7,175	156	883	7,331	8,214	458	6/15/06	1982
Cleveland	OH	—	610	6,376	—	610	6,376	6,986	278	4/2/07	1960
Cleveland	OH	—	5,775	19,776	957	5,775	20,733	26,508	430	2/12/08	1985
Cleveland	OH	—	6,225	65,040	871	6,225	65,911	72,136	1,430	2/12/08	1990
Cleveland	OH	—	—	9,632	—	—	9,632	9,632	211	2/12/08	1987
Mason	OH	—	1,528	13,748	779	1,528	14,527	16,055	3,668	6/10/98	1994
Mason	OH	—	808	6,665	293	810	6,956	7,766	520	12/30/05	1999
Miamisburg	OH	—	790	4,190	—	790	4,190	4,980	182	4/2/07	1986
Sharonville	OH	—	956	8,290	242	1,125	8,363	9,488	648	12/30/05	1999
Solon	OH	—	514	4,856	133	514	4,989	5,503	554	7/16/04	1975
Solon	OH	—	161	1,570	126	161	1,696	1,857	194	7/16/04	1975
Solon	OH	—	146	1,352	98	146	1,450	1,596	164	7/16/04	1975
Solon	OH	—	206	1,950	127	206	2,077	2,283	221	7/16/04	1975
Solon	OH	—	400	4,157	306	400	4,463	4,863	489	7/16/04	1975
Solon	OH	—	122	1,018	90	122	1,108	1,230	160	7/16/04	1975
Solon	OH	—	122	1,111	34	122	1,145	1,267	129	7/16/04	1975
Solon	OH	—	96	843	106	96	949	1,045	116	7/16/04	1975
Solon	OH	—	100	889	105	100	994	1,094	111	7/16/04	1975
Solon	OH	—	344	3,144	463	344	3,607	3,951	538	7/16/04	1975
Solon	OH	—	66	586	103	65	690	755	92	7/16/04	1975
Solon	OH	—	82	717	83	81	801	882	108	7/16/04	1975
Solon	OH	—	77	693	18	77	711	788	82	7/16/04	1975
Solon	OH	—	116	1,035	99	116	1,134	1,250	154	7/16/04	1975
Oklahoma City	OK	—	4,596	19,721	1,076	4,680	20,713	25,393	6,300	3/31/97	1992
Blue Bell	PA	—	723	6,507	819	723	7,326	8,049	1,574	9/14/99	1988
Blue Bell	PA	—	709	6,382	615	709	6,997	7,706	1,548	9/14/99	1988
Blue Bell	PA	—	268	2,414	239	268	2,653	2,921	588	9/14/99	1988
Delmont	PA	—	1,575	5,542	—	1,575	5,542	7,117	160	10/22/07	1999
FT. Washington	PA	—	683	3,198	807	680	4,008	4,688	1,143	9/22/97	1970
FT. Washington	PA	—	1,872	8,816	3,145	1,872	11,961	13,833	2,949	9/22/97	1960
FT. Washington	PA	—	1,154	7,722	1,496	1,154	9,218	10,372	2,476	1/15/98	1996
FT. Washington	PA	—	631	5,698	688	634	6,383	7,017	1,598	12/1/98	1998
Greensburg	PA	—	780	7,026	2,389	780	9,415	10,195	2,281	6/3/98	1997
Hanover	PA	—	4,800	22,200	—	4,800	22,200	27,000	162	9/24/08	1948
Horsham	PA	—	741	3,611	701	741	4,312	5,053	1,155	9/22/97	1983
King of Prussia	PA	—	634	3,251	1,046	634	4,297	4,931	1,153	9/22/97	1964
King of Prussia	PA	—	354	3,183	924	354	4,107	4,461	1,095	2/2/98	1968
Monroeville	PA	—	6,558	51,775	167	6,564	51,936	58,500	5,561	9/16/04	1971
Moon Township	PA	—	1,663	14,966	686	1,663	15,652	17,315	4,411	9/14/98	1994
Moon Township	PA	—	502	4,519	404	502	4,923	5,425	1,204	8/23/99	1987

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Moon Township	PA	—	410	3,688	1,181	410	4,869	5,279	1,324	8/23/99	1988
Moon Township	PA	—	612	5,507	663	612	6,170	6,782	1,479	8/23/99	1990
Moon Township	PA	—	489	4,403	997	490	5,399	5,889	1,309	8/23/99	1989
Moon Township	PA	—	555	4,995	996	555	5,991	6,546	1,972	8/23/99	1991
Moon Township	PA	—	202	1,814	666	202	2,480	2,682	816	8/23/99	1992
Moon Township	PA	—	6,936	—	822	7,758	—	7,758	—	8/23/99	—
Philadelphia	PA	40,327	7,884	71,002	5,559	7,883	76,562	84,445	20,933	11/13/97	1980
Philadelphia	PA	57,106	3,462	111,946	19,293	3,462	131,239	134,701	36,927	3/30/98	1983
Philadelphia	PA	—	931	8,377	1,528	930	9,906	10,836	2,706	6/11/99	1987
Philadelphia	PA	—	18,758	167,487	58,055	18,758	225,542	244,300	33,623	10/10/02	1974
Philadelphia	PA	—	24,753	222,775	40,513	24,747	263,294	288,041	69,837	6/30/98	1990
Pittsburgh	PA	—	574	4,943	338	574	5,281	5,855	452	9/16/05	1990
Pittsburgh	PA	—	345	2,798	813	345	3,611	3,956	418	9/16/05	1994
Pittsburgh	PA	—	469	3,884	365	469	4,249	4,718	413	9/16/05	1994
Pittsburgh	PA	—	616	5,280	409	616	5,689	6,305	480	9/16/05	1994
Pittsburgh	PA	—	1,049	8,739	1,063	1,049	9,802	10,851	832	9/16/05	1995
Pittsburgh	PA	—	1,151	9,664	422	1,152	10,085	11,237	844	9/16/05	1995
Pittsburgh	PA	—	907	7,381	359	907	7,740	8,647	749	9/16/05	1996
Pittsburgh	PA	—	858	7,130	268	859	7,397	8,256	720	9/16/05	1996
Pittsburgh	PA	—	1,057	8,899	1,278	1,057	10,177	11,234	1,065	9/16/05	1987
Plymouth Meeting	PA	—	1,412	7,415	3,558	1,413	10,972	12,385	3,082	1/15/98	1996
Columbia	SC	—	570	4,511	92	570	4,603	5,173	299	5/10/06	1988
Columbia	SC	—	479	4,021	196	479	4,217	4,696	290	5/10/06	1985
Columbia	SC	—	1,237	10,165	326	1,237	10,491	11,728	705	5/10/06	1989
Columbia	SC	—	575	4,903	70	575	4,973	5,548	326	5/10/06	1982
Columbia	SC	—	659	5,622	20	659	5,642	6,301	370	5/10/06	1985
Columbia	SC	—	406	3,535	260	406	3,795	4,201	240	5/10/06	1982
Columbia	SC	—	632	5,418	136	632	5,554	6,186	368	5/10/06	1983
Columbia	SC	—	609	4,832	677	609	5,509	6,118	404	5/10/06	1984
Columbia	SC	—	700	3,865	(10)	700	3,855	4,555	197	12/28/06	2000
Columbia	SC	—	1,397	5,728	75	1,398	5,802	7,200	276	2/21/07	1984
Columbia	SC	—	50	215	—	50	215	265	10	2/21/07	1972
Columbia	SC	—	154	719	—	154	719	873	34	2/21/07	1996
Columbia	SC	—	2,420	4,017	(5)	2,420	4,012	6,432	180	4/2/07	1968
Fountain Inn	SC	—	520	6,822	25	520	6,847	7,367	278	5/23/07	1987
Graniteville	SC	—	720	15,552	228	720	15,780	16,500	705	4/2/07	1998
Franklin	TN	—	5,800	13,190	—	5,800	13,190	18,990	404	10/22/07	1999
Memphis	TN	—	2,206	19,856	2,465	2,212	22,315	24,527	5,643	8/31/98	1985
Memphis	TN	—	2,113	18,201	15	2,114	18,215	20,329	2,144	4/28/04	2000
Memphis	TN	—	1,201	9,973	698	1,201	10,671	11,872	1,220	7/29/04	1983
Austin	TX	6,866	1,218	11,040	2,344	1,218	13,384	14,602	3,852	12/5/97	1986
Austin	TX	8,203	1,621	14,594	1,229	1,621	15,823	17,444	4,502	12/5/97	1997
Austin	TX	7,256	1,402	12,729	1,299	1,402	14,028	15,430	4,235	12/5/97	1997
Austin	TX	12,530	2,317	21,037	3,293	2,317	24,330	26,647	7,355	12/5/97	1996
Austin	TX	6,091	1,226	11,126	600	1,226	11,726	12,952	3,376	12/5/97	1997

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Austin	TX	—	466	4,191	2,167	850	5,974	6,824	1,349	1/27/98	1980
Austin	TX	—	4,878	43,903	1,171	4,875	45,077	49,952	11,533	10/7/98	1968
Austin	TX	—	1,436	12,927	(7)	1,436	12,920	14,356	3,298	10/7/98	1998
Austin	TX	—	539	4,849	1,057	538	5,907	6,445	1,854	6/16/99	1999
Austin	TX	—	906	8,158	2,576	902	10,738	11,640	3,529	6/16/99	1999
Austin	TX	3,507	562	5,054	1,721	562	6,775	7,337	1,937	10/20/98	1998
Austin	TX	10,265	2,072	18,650	755	2,072	19,405	21,477	5,151	10/20/98	1998
Austin	TX	7,280	1,476	13,286	469	1,476	13,755	15,231	3,584	10/20/98	1998
Austin	TX	—	626	5,636	1,609	621	7,250	7,871	1,791	8/18/99	1987
Austin	TX	—	688	6,192	998	697	7,181	7,878	1,822	6/3/99	1985
Austin	TX	—	1,731	14,921	4,064	1,731	18,985	20,716	4,780	6/30/99	1975
Austin	TX	—	1,574	14,168	2,114	1,573	16,283	17,856	4,114	8/3/99	1982
Austin	TX	—	2,028	18,251	708	2,027	18,960	20,987	4,504	10/8/99	1985
Austin	TX	—	2,038	18,338	1,871	2,037	20,210	22,247	4,904	10/8/99	1997
Austin	TX	—	460	3,345	991	460	4,336	4,796	821	6/15/01	2001
Austin	TX	—	9,085	—	6,934	11,640	4,379	16,019	—	10/7/98	—
Edinburg	TX	—	1,480	15,533	—	1,480	15,533	17,013	476	10/22/07	1999
El Paso	TX	—	1,700	9,736	—	1,700	9,736	11,436	292	10/22/07	1999
Ft. Worth	TX	—	4,793	38,530	148	4,785	38,686	43,471	5,438	5/23/03	1996
Irving	TX	—	542	4,879	432	542	5,311	5,853	1,522	3/19/98	1995
Waco	TX	—	2,030	8,708	542	2,060	9,220	11,280	2,507	12/23/97	1997
Alexandria	VA	—	2,109	18,982	1,177	1,966	20,302	22,268	4,783	12/30/98	1987
Arlington	VA	—	810	7,289	1,387	811	8,675	9,486	2,572	8/26/98	1987
Fairfax	VA	—	780	7,022	344	781	7,365	8,146	1,632	9/29/99	1988
Fairfax	VA	—	594	5,347	1,109	594	6,456	7,050	1,461	9/29/99	1988
Falls Church	VA	—	3,456	14,828	4,441	3,519	19,206	22,725	5,176	3/31/97	1993
Norfolk	VA	—	1,273	11,083	4,043	1,273	15,126	16,399	2,739	10/25/02	1987
Virginia Beach	VA	—	682	5,431	367	686	5,794	6,480	678	6/4/04	1991
Winchester	VA	—	1,487	12,854	4	1,487	12,858	14,345	872	4/20/06	1964
Bellevue	WA	—	3,555	30,244	3,056	3,555	33,300	36,855	4,261	7/16/04	1980
Kennewick	WA	—	1,850	7,339	—	1,850	7,339	9,189	222	10/22/07	1999
Kent	WA	—	137	993	36	137	1,029	1,166	112	7/16/04	1978
Kent	WA	—	258	1,797	14	258	1,811	2,069	201	7/16/04	1978
Kent	WA	—	101	753	58	100	812	912	109	7/16/04	1978
Richland	WA	—	3,970	17,035	420	4,042	17,383	21,425	5,124	3/31/97	1995
Tukwila	WA	—	82	582	485	81	1,068	1,149	150	7/16/04	1975
Tukwila	WA	—	105	938	103	105	1,041	1,146	119	7/16/04	1975
Tukwila	WA	—	77	674	13	77	687	764	79	7/16/04	1975
Tukwila	WA	—	101	1,000	161	101	1,161	1,262	116	7/16/04	1975
Tukwila	WA	—	93	844	5	93	849	942	94	7/16/04	1975
Tukwila	WA	—	76	625	19	76	644	720	73	7/16/04	1975
Tukwila	WA	—	92	827	70	92	897	989	94	7/16/04	1975
Tukwila	WA	—	91	778	65	91	843	934	101	7/16/04	1975
Tukwila	WA	—	137	1,250	88	137	1,338	1,475	158	7/16/04	1975
Tukwila	WA	—	75	676	4	75	680	755	76	7/16/04	1975

			Initial Cost to Company			Cost Amount Carried at Close of Period
Location	State	Encumbrances	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Tukwila	WA	—	109	967	47	109	1,014	1,123	124	7/16/04	1975
Tukwila	WA	—	286	—	891	286	891	1,177	—	—	—
Jefferson	WI	—	1,790	16,385	340	1,790	16,725	18,515	706	4/2/07	1968
Milwaukee	WI	30,416	2,400	46,378	107	2,400	46,485	48,885	622	6/12/08	1988
Falling Waters	WV	—	906	3,886	288	922	4,158	5,080	1,282	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	831	1,950	9,013	10,963	2,623	3/31/97	1995

		$455,895	$1,225,004	$4,468,844	$548,409	$1,220,554	$5,021,703	$6,242,257	$862,958

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $6,422,525.

(2)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2006	$5,236,101	$549,208
Additions	546,384	128,768
Disposals	(20,212)	(9,516)

Balance at December 31, 2006	5,762,273	668,460
Additions	403,863	147,550
Disposals	(9,842)	(7,794)

Balance at December 31, 2007	6,156,294	808,216
Additions	502,093	155,026
Loss on asset impairment	(2,635)	(352)
Disposals	(413,495)	(99,932)

Balance at December 31, 2008	$6,242,257	$862,958

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST
By:	/s/ JOHN A. MANNIX John A. Mannix President and Chief Investment Officer Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN A. MANNIX John A. Mannix	President and Chief Investment Officer	March 2, 2009
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2009
/s/ PATRICK F. DONELAN Patrick F. Donelan	Trustee	March 2, 2009
/s/ WILLIAM A. LAMKIN William A. Lamkin	Trustee	March 2, 2009
/s/ ADAM D. PORTNOY Adam D. Portnoy	Trustee	March 2, 2009
/s/ BARRY M. PORTNOY Barry M. Portnoy	Trustee	March 2, 2009
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Trustee	March 2, 2009