Form 10-Q
period 2009-03-31
HRPT PROPERTIES TRUST
filed 2009-05-08
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 7, 2009:  223,683,241

HRPT PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2009

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$1,242,053	$1,220,554
Buildings and improvements	5,051,996	5,021,703
	6,294,049	6,242,257
Accumulated depreciation	(894,801)	(862,958)
	5,399,248	5,379,299
Properties held for sale	135,760	145,849
Acquired real estate leases, net	159,428	164,308
Cash and cash equivalents	35,317	15,518
Restricted cash	9,880	10,837
Rents receivable, net of allowance for doubtful accounts of $8,305 and $8,492, respectively	203,034	196,839
Other assets, net	127,784	103,449
Total assets	$6,070,451	$6,016,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$297,000	$201,000
Senior unsecured debt, net	2,209,804	2,241,225
Mortgage notes payable, net	445,705	447,693
Other liabilities related to properties held for sale	3,451	3,400
Accounts payable and accrued expenses	96,597	99,285
Acquired real estate lease obligations, net	45,577	47,839
Rent collected in advance	31,486	26,537
Security deposits	17,722	17,935
Due to affiliates	13,357	10,073
Total liabilities	3,160,699	3,094,987

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 223,683,241 and 227,731,938 shares issued and outstanding, respectively	2,237	2,277
Additional paid in capital	2,923,549	2,937,986
Cumulative net income	2,115,366	2,072,254
Cumulative common distributions	(2,469,169)	(2,441,841)
Cumulative preferred distributions	(344,595)	(331,928)
Total shareholders’ equity	2,909,752	2,921,112
Total liabilities and shareholders’ equity	$6,070,451	$6,016,099

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Rental income	$216,923	$201,172

Expenses:
Operating expenses	91,739	81,217
Depreciation and amortization	48,390	44,813
General and administrative	9,487	8,862
Acquisition costs	259	—
Total expenses	149,875	134,892

Operating income	67,048	66,280

Interest income	145	329
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,642 and $1,095, respectively)	(43,859)	(45,040)
Gain on early extinguishment of debt	7,513	—
Income from continuing operations before income tax expense	30,847	21,569
Income tax expense	(152)	(164)
Income from continuing operations	30,695	21,405
Discontinued operations:
Income from discontinued operations	3,672	6,001
Gain on sale of property	8,745	—
Net income	43,112	27,406
Preferred distributions	(12,667)	(12,667)
Net income available for common shareholders	$30,445	$14,739

Weighted average common shares outstanding — basic	225,619	225,444

Weighted average common shares outstanding — diluted	254,812	254,637

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.08	$0.04
Income from discontinued operations — basic and diluted	$0.06	$0.03
Net income available for common shareholders — basic and diluted	$0.13	$0.07

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$43,112	$27,406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,804	39,406
Amortization of debt discounts, premiums and deferred financing fees	1,642	1,085
Amortization of acquired real estate leases	9,898	7,473
Other amortization	2,866	3,997
Gain on early extinguishment of debt	(7,513)	—
Gain on sale of property	(8,745)	—
Change in assets and liabilities:
Decrease in restricted cash	3,064	6,484
Increase in rents receivable and other assets	(26,145)	(19,922)
Decrease in accounts payable and accrued expenses	(2,246)	(6,217)
Increase in rent collected in advance	5,063	728
(Decrease) increase in security deposits	(276)	661
Increase in due to affiliates	3,284	930
Cash provided by operating activities	62,808	62,031

Cash flows from investing activities:
Real estate acquisitions and improvements	(67,714)	(127,168)
Investment in marketable pass through certificates	(6,760)	—
Proceeds from sale of property	19,200	—
Increase in restricted cash	(2,107)	—
Cash used in investing activities	(57,381)	(127,168)

Cash flows from financing activities:
Repurchase and retirement of common shares	(14,486)	—
Repurchase and retirement of outstanding debt securities	(24,207)	—
Proceeds from borrowings	96,000	188,000
Payments on borrowings	(2,375)	(50,664)
Deferred financing fees	(565)	(3)
Distributions to common shareholders	(27,328)	(47,343)
Distributions to preferred shareholders	(12,667)	(12,667)
Cash provided by financing activities	14,372	77,323

Increase in cash and cash equivalents	19,799	12,186
Cash and cash equivalents at beginning of period	15,518	19,879
Cash and cash equivalents at end of period	$35,317	$32,065

Supplemental cash flow information:
Interest paid	$51,554	$50,973

Non-cash investing activities:
Real estate acquisitions	$(9)	$—

Non-cash financing activities:
Issuance of common shares	$9	$—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R).  SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We adopted SFAS No. 141(R) on January 1, 2009.

Note 2.  Securities Held to Maturity

In March 2009, we purchased $8,000 of marketable commercial mortgage pass through certificates, or certificates, which are backed by our mortgage notes payable due January 2011, for $6,760.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of March 31, 2009.  These certificates had an estimated fair market value of $6,041 as of March 31, 2009.  We follow the amortized cost method of accounting for these certificates.  Under this method, we will amortize the difference between the face value of the certificates and its purchase price to income using the interest method over the expected remaining term of the certificates.

Note 3.  Real Estate Properties

During the three months ended March 31, 2009, we funded $8,574 of improvements to our owned properties and we acquired four office properties for $57,500, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or Senior Housing, for an aggregate purchase price of approximately $565,000.  To date, we have sold 38 of these properties containing 1,595,000 square feet of space for approximately $366,009, excluding closing costs, and recognized gains totaling $145,919.  One of the remaining buildings with an allocated value of $3,000 is no longer subject to the agreement for sale.  We expect the closings of the remaining nine buildings to occur in 2010.  We and Senior Housing may mutually agree to accelerate the closings of these acquisitions.  In addition, Senior Housing acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions.  Senior Housing was formerly our subsidiary, and both we and Senior Housing are managed by Reit Management & Research LLC, or RMR.  Because we and Senior Housing are both managed by RMR, the terms of these transactions were negotiated by special committees of our and Senior Housing’s boards of trustees composed solely of independent trustees who were not also independent trustees of both companies.

In June 2008, we also agreed to sell one additional property to a third party for $15,000, excluding closing costs.  We expect the closing of this building to occur in 2010.

Our obligations to complete the uncompleted sales are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

All properties under contract for sale as of March 31, 2009, are classified as held for sale on our consolidated balance sheet.  Results of operations for properties under contract for sale, or sold as of March 31, 2009, are included in discontinued operations in our consolidated statements of income.  Summarized balance sheet and income statement information for properties under contract for sale, or sold as of March 31, 2009, is as follows:

	As of March 31, 2009	As of December 31, 2008
Balance Sheet:
Real estate properties	$119,637	$128,968
Acquired real estate leases	221	221
Rents receivable	12,107	13,075
Other assets, net	3,795	3,585
Properties held for sale	$135,760	$145,849

Rent collected in advance	$974	$860
Security deposits	2,477	2,540
Other liabilities related to properties held for sale	$3,451	$3,400

	Three Months Ended March 31,
	2009	2008
Income Statement:
Rental income	$5,182	$13,992
Operating expenses	(1,302)	(3,745)
Depreciation and amortization	(11)	(3,550)
General and administrative	(197)	(515)
Operating income	3,672	6,182

Interest income	—	3
Interest expense	—	(184)
Income from discontinued operations	$3,672	$6,001

Note 4.  Indebtedness

In March 2009, we repurchased and retired $31,781 of our floating rate senior notes due 2011, for $24,207 plus accrued interest, and recognized a gain of $7,513, net of unamortized deferred financing fees, on early extinguishment of debt.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 1.1% and 3.9% per annum for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, we had $297,000 outstanding and $453,000 available under our revolving credit facility.

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

Note 5.  Shareholders’ Equity

During the three months ended March 31, 2009, we repurchased 4,050,000 of our common shares for $14,486, including transaction costs, using cash on hand.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 6.  Earnings per Common Share

The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

Note 7.  Segment Information

As of March 31, 2009, we owned 357 office properties and 184 industrial and other properties, excluding properties classified as held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type, excluding properties held for sale or sold, as of and for the three months ended March 31, 2009 and 2008, is as follows:

	As of March 31, 2009			As of March 31, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,285	—	5,285	5,270	—	5,270
Oahu, HI	—	17,914	17,914	—	17,914	17,914
Metro Washington, DC	2,401	—	2,401	2,401	—	2,401
Southern California	1,174	—	1,174	1,174	—	1,174
Metro Boston, MA	2,599	—	2,599	2,599	—	2,599
Other Markets	25,304	12,599	37,903	22,502	11,197	33,699
Totals	36,763	30,513	67,276	33,946	29,111	63,057

Central business district, or CBD	12,330	158	12,488	11,615	158	11,773
Suburban	24,433	30,355	54,788	22,331	28,953	51,284
Total	36,763	30,513	67,276	33,946	29,111	63,057

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$30,796	$—	$30,796	$31,648	$—	$31,648
Oahu, HI	—	18,218	18,218	—	16,863	16,863
Metro Washington, DC	18,424	—	18,424	17,651	—	17,651
Southern California	9,844	—	9,844	9,480	—	9,480
Metro Boston, MA	12,482	—	12,482	11,907	—	11,907
Other Markets	107,980	19,179	127,159	94,712	18,911	113,623
Totals	$179,526	$37,397	$216,923	$165,398	$35,774	$201,172

CBD	$77,495	$546	$78,041	$70,021	$314	$70,335
Suburban	102,031	36,851	138,882	95,377	35,460	130,837
Total	$179,526	$37,397	$216,923	$165,398	$35,774	$201,172

Property net operating income:
Metro Philadelphia, PA	$15,308	$—	$15,308	$16,795	$—	$16,795
Oahu, HI	—	14,354	14,354	—	13,159	13,159
Metro Washington, DC	11,489	—	11,489	10,906	—	10,906
Southern California	6,767	—	6,767	6,627	—	6,627
Metro Boston, MA	6,526	—	6,526	6,652	—	6,652
Other Markets	58,515	12,225	70,740	52,774	13,042	65,816
Totals	$98,605	$26,579	$125,184	$93,754	$26,201	$119,955

CBD	$40,239	$434	$40,673	$38,134	$214	$38,348
Suburban	58,366	26,145	84,511	55,620	25,987	81,607
Total	$98,605	$26,579	$125,184	$93,754	$26,201	$119,955

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The table below reconciles our calculation of property net operating income, or NOI, to net income, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements for the three months ended March 31, 2009 and 2008.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three months ended March 31, 2009 and 2008, is as follows:

	Three Months Ended March 31,
	2009	2008
Rental income	$216,923	$201,172
Operating expenses	(91,739)	(81,217)
Property net operating income (NOI)	$125,184	$119,955

Property net operating income	$125,184	$119,955
Depreciation and amortization	(48,390)	(44,813)
General and administrative	(9,487)	(8,862)
Acquisition costs	(259)	—
Operating income	67,048	66,280

Interest income	145	329
Interest expense	(43,859)	(45,040)
Gain on early extinguishment of debt	7,513	—
Income from continuing operations before income tax expense	30,847	21,569
Income tax expense	(152)	(164)
Income from continuing operations	30,695	21,405
Income from discontinued operations	3,672	6,001
Gain on sale of property	8,745	—
Net income	$43,112	$27,406

Note 8.  Related Person Transactions

In February 2009, we invested $25 in an insurance company with RMR and other companies to which RMR provides management services, and in April 2009 we invested an additional $5,049 in this insurance company.  We currently own approximately 16.67% of this insurance company.

As previously disclosed and more fully described under “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2008, our wholly owned subsidiary, Government Properties Income Trust, or GOV, has filed a registration statement with the Securities and Exchange Commission, or SEC, for the initial public offering of 10,000,000 common shares of beneficial interest, or common shares.  In connection with this initial public offering, we transferred to GOV in April 2009, 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina.  These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia.  As of March 31, 2009, approximately $3,000 of transaction related costs were included in other assets.  If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters’ over allotment option is exercised in full).  If the initial public offering of GOV is successfully completed, GOV will enter into management agreements with RMR on terms that are substantially similar to our management agreements with RMR; and our management fees to RMR will be reduced by the amount of the fees that we currently pay on the properties that we transferred to GOV.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

GOV’s registration statement for its offering of common shares is subject to review and comment by the SEC and the offering will not occur unless, among other things, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV.  We may also determine, in our discretion, due to market conditions or otherwise, not to proceed with this offering. Accordingly, there can be no assurance when or if the offering will occur.

For more information about our related party transactions, including our sales of properties to Senior Housing, our management contracts with RMR, the insurance company in which we have invested and the risks which may arise from these related party transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 9.  Subsequent Events

In April 2009, we declared a distribution of $0.12 per common share, or approximately $26,800, to be paid on or about May 26, 2009, to shareholders of record on April 23, 2009.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063, or $6,167, which we expect to pay on or about May 15, 2009, to our preferred shareholders of record as of May 1, 2009.

In April 2009, our wholly owned subsidiary, GOV entered into a new $250,000 secured credit facility with a group of commercial banks.  The maturity date of this facility is April 24, 2012, and we have the option to extend the facility, subject to certain conditions, for one year to April 24, 2013.  Interest under the facility is generally set at LIBOR, subject to a floor, plus a spread which varies depending on the amount of debt leverage at the borrower subsidiary.  The initial interest rate applicable to the loan is 5.25%.  The $250,000 proceeds of this credit facility were distributed to us and used by us to repay amounts outstanding under our existing unsecured revolving credit facility.

As of May 7, 2009, we repurchased and retired $49,320 of our 6.95% senior notes due 2012 for $41,495, $9,020 of our 6.50% senior notes due 2013 for $7,261, $5,345 of our 5.75% senior notes due 2014 for $4,278, and $4,000 of our 6.40% senior notes due 2015 for $2,760, using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we expect to recognize gains of approximately $11,500, net of unamortized discounts and deferred financing fees during the second quarter of 2009.

As of May 7, 2009, we have an agreement to acquire an additional property with approximately 125,000 square feet of space for a total purchase price of $32,000, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies, we can provide no assurances that we will purchase this property.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

We primarily own office and industrial buildings located throughout the United States.  We also own approximately 17 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of March 31, 2009, 89.5% of our total square feet was leased, compared to 91.4% leased as of March 31, 2008.  These results reflect a 2.2 percentage point decrease in occupancy at properties we owned continuously since January 1, 2008.  Occupancy data for 2009 and 2008 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of March 31,		As of March 31,
	2009	2008	2009	2008
Total properties	541	488	482	482
Total square feet	67,276	63,057	62,035	62,035
Percent leased (3)	89.5%	91.4%	89.4%	91.6%

(1)	Excludes properties sold or under contract for sale as of March 31, 2009.
(2)	Based on properties owned continuously since January 1, 2008, and excludes properties sold or under contract for sale as of March 31, 2009.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended March 31, 2009, we signed new leases for 190,000 square feet and lease renewals for 755,000 square feet, at weighted average rental rates that were 6% above rents previously charged for the same space.  Average lease terms for leases signed during the three months ended March 31, 2009, were 5.0 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended March 31, 2009, totaled $6.7 million, or $7.12 per square foot (approximately $1.42/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken.  The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and completion of newly constructed office properties in certain markets has continued, causing our occupancy to decline.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally remained unchanged over the past twelve months but started to increase in certain markets since the second half of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that some decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 16.9% of our leased square feet and 18.4% of our rents are included in leases scheduled to expire through December 31, 2010.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of March 31, 2009, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2009	3,438	5.7%	5.7%	$60,562	6.8%	6.8%
2010	6,727	11.2%	16.9%	103,151	11.6%	18.4%
2011	6,110	10.2%	27.1%	107,335	12.1%	30.5%
2012	5,892	9.8%	36.9%	115,298	13.0%	43.5%
2013	6,036	10.0%	46.9%	107,380	12.1%	55.6%
2014	3,365	5.6%	52.5%	61,818	7.0%	62.6%
2015	3,815	6.3%	58.8%	70,779	8.0%	70.6%
2016	2,776	4.6%	63.4%	46,395	5.2%	75.8%
2017	2,200	3.7%	67.1%	45,891	5.2%	81.0%
2018	1,743	2.9%	70.0%	31,865	3.6%	84.6%
2019 and thereafter	18,094	30.0%	100.0%	135,977	15.4%	100.0%
	60,196	100.0%		$886,451	100.0%

Weighted average remaining lease term (in years):	8.1			5.8

(1)

Square feet is pursuant to signed leases as of March 31, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rents are pursuant to signed leases as of March 31, 2009, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of March 31, 2009, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government	4,668	7.8%	12.5%	2009 to 2024
2. PNC Financial Services Group	701	1.2%	1.9%	2011 to 2021
3. GlaxoSmithKline plc	608	1.0%	1.7%	2013
4. Jones Day	407	0.7%	1.3%	2012, 2019
5. Wells Fargo Bank	393	0.7%	1.2%	2009 to 2017
6. Flextronics International Ltd.	894	1.5%	1.2%	2014
7. ING	410	0.7%	1.1%	2011, 2018
8. JDA Software Group, Inc.	283	0.5%	1.0%	2012
Total	8,364	14.1%	21.9%

(1)

Square feet is pursuant to signed leases as of March 31, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rent is pursuant to signed leases as of March 31, 2009, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Investment Activities

During the three months ended March 31, 2009, we acquired four office properties with 392,000 square feet of space for $57.5 million, excluding closing costs.  At the time of acquisition, these properties were 100% leased and yielded approximately 11.1% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property GAAP rental income less property operating expenses on the date of closing.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million.  To date, we have sold 38 of these properties containing 1,595,000 square feet of space for approximately $366.0 million, excluding closing costs, and recognized gains totaling $145.9 million.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to the agreement for sale.  We expect the closings of the remaining nine buildings to occur in 2010.  We and Senior Housing may mutually agree to accelerate the closings of these acquisitions.  In addition, Senior Housing acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions.  Senior Housing was formerly our subsidiary, and both we and Senior Housing are managed by RMR.  Because we and Senior Housing are both managed by RMR, the terms of these transactions were negotiated by special committees of our and Senior Housing’s boards of trustees composed solely of independent trustees who were not also independent trustees of both companies.

In June 2008, we also agreed to sell one additional property to a third party for approximately $15 million, excluding closing costs.  We expect the closing of this building to occur in 2010.

Our obligations to complete the uncompleted sales are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.

In February 2009, we invested $25,000 in an insurance company with RMR and other companies to which RMR provides management services, and in April 2009 we invested an additional $5.0 million in this insurance company.  We currently own approximately 16.67% of this insurance company.

In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of March 31, 2009.  These certificates had an estimated fair market value of $6.0 million as of March 31, 2009.

Financing Activities

During the three months ended March 31, 2009, we repurchased 4,050,000 of our common shares for $14.5 million, including transaction costs, using cash on hand.

In March 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011, for $24.2 million, excluding accrued interest, and recognized a gain on early extinguishment of debt of $7.5 million, net of unamortized deferred financing fees.

As of May 7, 2009, we repurchased and retired $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $4.0 million of our 6.40% senior notes due 2015 for $2.8 million, using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we expect to recognize gains of approximately $11.5 million, net of unamortized discounts and deferred financing fees during the second quarter of 2009.

In April 2009, our wholly owned subsidiary, GOV, entered into a new $250.0 million secured credit facility with a group of commercial banks.  The maturity date of this facility is April 24, 2012, and we have the option to extend the facility, subject to certain conditions, for one year to April 24, 2013.  Interest under the facility is generally set at LIBOR, subject to a floor, plus a spread which varies depending on the amount of debt leverage at the borrower subsidiary.  The initial interest rate applicable to the loan is 5.25%.  The $250.0 million proceeds of this credit facility were distributed to us and used by us to repay amounts outstanding under our existing unsecured revolving credit facility.

As previously disclosed and more fully described under “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2008, GOV has filed a registration statement with the SEC for the initial public offering of 10,000,000 common shares of beneficial interest, or common shares.  In connection with this initial public offering, we transferred to GOV in April 2009, 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina.  These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia.  If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters’ over allotment option is exercised in full).  If the initial public offering of GOV is successfully completed, GOV will enter into management agreements with RMR on terms that are substantially similar to our management agreements with RMR; and our management fees to RMR will be reduced by the amount of the fees that we currently pay on the properties that we transferred to GOV.

GOV’s registration statement for its offering of common shares is subject to review and comment by the SEC and the offering will not occur unless, among other things, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV.  We may also determine, in our discretion, due to market conditions or otherwise, not to proceed with this offering. Accordingly, there can be no assurance when or if the offering will occur.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$216,923	$201,172	$15,751	7.8%

Expenses:
Operating expenses	91,739	81,217	10,522	13.0%
Depreciation and amortization	48,390	44,813	3,577	8.0%
General and administrative	9,487	8,862	625	7.1%
Acquisition costs	259	—	259	100.0%
Total expenses	149,875	134,892	14,983	11.1%

Operating income	67,048	66,280	768	1.2%

Interest income	145	329	(184)	(55.9)%
Interest expense	(43,859)	(45,040)	(1,181)	(2.6)%
Gain on early extinguishment of debt	7,513	—	7,513	100.0%
Income from continuing operations before income tax expense	30,847	21,569	9,278	43.0%
Income tax expense	(152)	(164)	12	7.3%
Income from continuing operations	30,695	21,405	9,290	43.4%
Discontinued operations:
Income from discontinued operations	3,672	6,001	(2,329)	(38.8)%
Gain on sale of property	8,745	—	8,745	100.0%
Net income	43,112	27,406	15,706	57.3%
Preferred distributions	(12,667)	(12,667)	—	—%
Net income available for common shareholders	$30,445	$14,739	$15,706	106.6%

Weighted average common shares outstanding — basic	225,619	225,444	175	0.08%

Weighted average common shares outstanding — diluted	254,812	254,637	175	0.07%

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.08	$0.04	$0.04	100.0%
Income from discontinued operations — basic and diluted	$0.06	$0.03	$0.03	100.0%
Net income available for common shareholders — basic and diluted	$0.13	$0.07	$0.06	85.7%

Rental income.  Rental income increased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to increases in rental income from our Other Markets and Oahu, HI segments, as described in the segment information footnote to our consolidated financial statements.  Rental income from our Other Markets segment increased $13.5 million, or 12%, primarily because of the acquisition of four properties during 2009 and 54 properties during 2008.  Rental income from our Oahu, HI market increased by $1.4 million, or 8%, due to an increase in weighted average rental rates, including rents from new leases and lease renewals signed during 2008.  Rental income includes non-cash straight line rent adjustments totaling $608,000 in 2009 and $1.6 million in 2008 and amortization of acquired real estate leases and obligations totaling ($3.2) million in 2009 and ($2.4) million in 2008.  Rental income also includes lease termination fees totaling $197,000 in 2009 and $1.0 million in 2008.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since January 1, 2008.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since January 1, 2008.  Acquisition costs include certain costs related to property acquisitions that we now expense since our adoption of SFAS No. 141(R) in January 2009.

Interest expense.  The decrease in interest expense in 2009 primarily reflects a decrease in interest rates on our floating rate debt.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due 2011 for $24.2 million, net of unamortized deferred financing fees.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on early extinguishment of debt, the decrease in floating interest rates, and income from acquisitions in 2009 and 2008, offset by an increase in depreciation and amortization expense and a decrease in rents resulting from the decline in occupancy.

Income from discontinued operations.  Income from discontinued operations reflects operating results from one office property sold in 2009, 37 office properties sold during 2008 and 11 properties classified as held for sale as of March 31, 2009.

Gain on sale of property.  Net sales proceeds and gain from the sale of one office property in 2009 were $19.2 million and $8.7 million, respectively.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the gain on early extinguishment of debt, the gain on sale of property, the decrease in floating interest rates, and income from acquisitions in 2009 and 2008, offset by an increase in depreciation and amortization expense and a decrease in rents resulting from the decline in occupancy.  Net income available for common shareholders is net income reduced by preferred distributions.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to meet operating expenses and pay distributions on our common and preferred shares is rental income from our properties.  This flow of funds has historically been sufficient to pay operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of and the current rent rates at our properties;

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

Cash flows provided by (used in) operating, investing and financing activities were $62.8 million, ($57.4) million and $14.4 million, respectively, for the three months ended March 31, 2009, and $62.0 million, ($127.2) million and $77.3 million, respectively, for the three months ended March 31, 2008.  Changes in all three categories between 2009 and 2008 are primarily related to property acquisitions and sales in 2009 and 2008, repayments and issuances of debt obligations, the repurchase of our common shares and debt securities in 2009, and the reduction in our quarterly common share distribution rate in 2009.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750 million unsecured revolving credit facility with a group of institutional lenders.  The credit facility matures on August 22, 2010; subject to certain conditions, at our option, this facility’s maturity date can be extended to August 22, 2011 upon our payment of a fee.  At March 31, 2009, there was $297 million outstanding and $453 million available under our revolving credit facility, and we had cash and cash equivalents of $35.3 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund possible repurchases of our equity and debt securities, continuing operations and future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2009, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2009	$6,647	$—	$—	$6,647	6.7%
2010	9,507	297,000	50,000	356,507	2.3%
2011	260,302	168,219	—	428,521	4.9%
2012	32,335	—	200,000	232,335	7.0%
2013	5,080	—	200,000	205,080	6.5%
2014	17,119	—	250,000	267,119	5.7%
2015	5,415	—	450,000	455,415	6.0%
2016	59,219	—	400,000	459,219	6.2%
2017	4,345	—	250,000	254,345	6.3%
2018	4,632	—	250,000	254,632	6.6%
2019	4,938	—	—	4,938	6.4%
2020 and thereafter	43,981	—	—	43,981	6.5%
	$453,520	$465,219	$2,050,000	$2,968,739	5.6%

(1)  Total debt as of March 31, 2009, net of unamortized premiums and discounts, equals $2,952,509.

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

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or to renew our credit facilities and we may not be able to access additional capital.  Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, the market price of our common shares and the conditions of our tenants.  Impacts such as these might impair our ability to make future acquisitions.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in our costs when we refinance our debt maturities which could have a material and adverse impact on our results of operations and financial condition.

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

During the three months ended March 31, 2009, we funded improvements to our owned properties totaling $8.6 million and we purchased four office properties for $57.5 million, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

As of May 7, 2009, we have an agreement to acquire a property with approximately 125,000 square feet of space for a total purchase price of $32.0 million, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase this property.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million.  To date, we have sold 38 of these properties containing 1,595,000 square feet of space for approximately $366.0 million, excluding closing costs, and recognized gains totaling $145.9 million.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to the agreement for sale.  We expect the closings of the remaining nine buildings to occur in 2010.  We and Senior Housing may mutually agree to accelerate the closings of these acquisitions.  In addition, Senior Housing acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions.  Senior Housing was formerly our subsidiary, and both we and Senior Housing are managed by RMR.  Because we and Senior Housing are both managed by RMR, the terms of these transactions were negotiated by special committees of our and Senior Housing’s boards of trustees composed solely of independent trustees who are not also independent trustees of both companies.

In June 2008, we also agreed to sell one additional property to a third party for approximately $15 million, excluding closing costs.  We expect the closing of this building to occur in 2010.

Our obligations to complete our uncompleted sales are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.

In January 2009, we repurchased 4,050,000 of our common shares for $14.5 million, including transaction costs.

In February 2009, we invested $25,000 in an insurance company with RMR and other companies to which RMR provides management services, and in April 2009 we invested another $5.0 million.  We currently own approximately 16.67% of this insurance company.

In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of March 31, 2009.  These certificates had an estimated fair market value of $6.0 million as of March 31, 2009.

In March 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011, for $24.2 million, excluding accrued interest, and recognized a gain on early extinguishment of debt of $7.5 million, net of unamortized deferred financing fees.

As of May 7, 2009, we repurchased and retired $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $4.0 million of our 6.40% senior notes due 2015 for $2.8 million, using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we expect to recognize gains of approximately $11.5 million, net of unamortized discounts and deferred financing fees during the second quarter of 2009.

In April 2009, our wholly owned subsidiary, GOV, entered into a new $250.0 million secured credit facility with a group of commercial banks.  The maturity date of this facility is April 24, 2012, and we have the option to extend the facility, subject to certain conditions, for one year to April 24, 2013.  Interest under the facility is generally set at LIBOR, subject to a floor, plus a spread which varies depending on the amount of debt leverage at the borrower subsidiary.  The initial interest rate applicable to the loan is 5.25%.  The $250.0 million proceeds of this credit facility were distributed to us and used by us to repay amounts outstanding under our existing unsecured revolving credit facility.

As previously disclosed and more fully described under “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2008, GOV has filed a registration statement with the SEC for the initial public offering of 10,000,000 common shares of beneficial interest, or common shares.  In connection with this initial public offering, we transferred to GOV in April 2009, 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina.  These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia.  If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters’ over allotment option is exercised in full).  If the initial public offering of GOV is successfully completed, GOV will enter into management agreements with RMR on terms that are substantially similar to our management agreements with RMR; and our management fees to RMR will be reduced by the amount of the fees that we currently pay on the properties that we transferred to GOV.

GOV’s registration statement for its offering of common shares is subject to review and comment by the SEC and the offering will not occur unless, among other things, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV.  We may also determine, in our discretion, due to market conditions or otherwise, not to proceed with this offering. Accordingly, there can be no assurance when or if the offering will occur.

During the three months ended March 31, 2009 and 2008, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Tenant improvements	$5,094	$5,178
Leasing costs	2,867	3,859
Building improvements (1)	1,739	1,789
Development, redevelopment and other activities (2)	1,741	3,491

(1)	Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.
(2)	Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2009, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total (1)
Square feet leased during the period	190	755	945
Total commitments for tenant improvements and leasing costs	$3,873	$2,858	$6,731
Leasing costs per square foot (whole dollars)	$20.38	$3.79	$7.12
Average lease term (years)	6.1	4.7	5.0
Leasing costs per square foot per year (whole dollars)	$3.34	$0.81	$1.42

(1)   Excludes properties classified in discontinued operations.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of March 31, 2009.

Debt Covenants

Our principal debt obligations at March 31, 2009, were our unsecured revolving credit facility and our $2.2 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2009, we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $445.7 million of mortgage notes outstanding at March 31, 2009.

None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20.0 million or more.  Similarly, our revolving credit facility contains cross default provisions.

Related Person Transactions

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing for an aggregate purchase price of approximately $565.0 million.  To date, we have sold 38 of these properties containing 1,595,000 square feet of space for approximately $366.0 million, excluding closing costs, and recognized gains totaling $145.9 million.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to the agreement for sale.  We expect the closings of the remaining nine buildings to occur in 2010.  We and Senior Housing may mutually agree to accelerate the closings of these acquisitions.  Our obligations to complete the remaining sales to Senior Housing are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.  Senior Housing was formerly our subsidiary; both we and Senior Housing are managed by RMR; Barry Portnoy and Adam Portnoy are managing trustees of both us and Senior Housing; and Frederick N. Zeytoonjian is an independent trustee of both us and Senior Housing.

In February 2009, we invested $25,000 in an insurance company with RMR and other companies to which RMR provides management services, and in April 2009 we invested an additional $5.0 million in this insurance company.  We currently own approximately 16.67% of this insurance company.

As previously disclosed and more fully described under “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2008, GOV has filed a registration statement with the SEC for the initial public offering of 10,000,000 common shares of beneficial interest, or common shares.  In connection with this initial public offering, we transferred to GOV in April 2009, 29 properties, 25 of which are leased primarily to the U.S. Government and four of which are leased to the States of California, Maryland, Minnesota and South Carolina.  These properties contain approximately 3.3 million rentable square feet and are located in 14 states and the District of Columbia.  If the GOV registration statement becomes effective and the initial public offering is completed, we expect to own 49.9%, or 9,950,000 common shares of GOV after the completion of the offering (46.4% if the underwriters’ over allotment option is exercised in full).  If the initial public offering of GOV is successfully completed, GOV will enter into management agreements with RMR on terms that are substantially similar to our management agreements with RMR; and our management fees to RMR will be reduced by the amount of the fees that we currently pay on the properties that we transferred to GOV.

GOV’s registration statement for its offering of common shares is subject to review and comment by the SEC and the offering will not occur unless, among other things, the SEC has declared the registration statement to be effective, and underwriters have agreed to purchase and distribute the shares proposed to be offered by GOV.  We may also determine, in our discretion, due to market conditions or otherwise, not to proceed with this offering. Accordingly, there can be no assurance when or if the offering will occur.

For more information about our related party transactions, including our sales of properties to Senior Housing, our management contracts with RMR, the insurance company in which we have invested and the risks which may arise from these related party transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2008.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2009, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$200.0 million	6.950%	2012
$200.0 million	6.500%	2013
$250.0 million	5.750%	2014
$200.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$233.7 million	6.814%	2011
$30.3 million	7.435%	2011
$24.3 million	8.050%	2012
$5.1 million	6.000%	2012
$13.4 million	4.950%	2014
$8.7 million	5.760%	2016
$41.6 million	6.030%	2016
$12.9 million	7.360%	2016
$4.7 million	6.750%	2022
$15.7 million	6.140%	2023
$8.9 million	5.710%	2026
$14.1 million	6.060%	2027
$40.1 million	6.794%	2029

Our secured notes are secured by 27 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at March 31, 2009, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $16.1 million.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at March 31, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $100 million.

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

At March 31, 2009, we had $297 million outstanding and $453 million available for drawing under our unsecured revolving credit facility and $168.2 million outstanding on our floating rate senior notes.  Our revolving credit facility and floating rate senior notes mature in August 2010 and March 2011, respectively.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior notes was 1.7% during the three months ended March 31, 2009.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At March 31, 2009	1.7%	$465,219	$7,909
10% reduction	1.5%	$465,219	$6,978
10% increase	1.9%	$465,219	$8,839

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM THE INITIAL PUBLIC OFFERING OF OUR WHOLLY OWNED SUBSIDIARY, GOV,

•                  OUR PARTICIPATION IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND THEIR AFFILIATES, AND

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

•                  THE CURRENT U.S. RECESSION MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING COMMERCIAL OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING COMMERCIAL OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED DURING THE CURRENT U.S. RECESSION, OCCUPANCY AND RENTS AT OUR PROPERTIES MAY DECLINE, AND OUR TENANTS MAY BE UNABLE TO PAY OUR RENTS,

•                  CONTINGENCIES IN OUR COMMITTED ACQUISITIONS AND SALES MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES,

•                  THE INITIAL PUBLIC OFFERING OF GOV MAY NOT BE COMPLETED AND GOV COULD REMAIN A WHOLLY OWNED SUBSIDIARY OF OURS,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM OTHER FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN THIS INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT, AND

•                  THIS REPORT ON FORM 10-Q STATES THAT WE HAVE REPURCHASED SOME OF OUR OUTSTANDING EQUITY AND DEBT SECURITIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL CONTINUE TO REPURCHASE OUR EQUITY OR DEBT SECURITIES.  IN FACT, WE HAVE REPURCHASED OUR SECURITIES ON AN OPPORTUNISTIC BASIS, WHEN OPPORTUNITIES TO DO SO HAVE BEEN AVAILABLE TO US AT PRICES WE BELIEVE ARE ATTRACTIVE AND WHEN WE HAVE HAD AVAILABLE FINANCIAL RESOURCES.  IN OUR DISCRETION, WE MAY ACCELERATE, DELAY, DISCONTINUE OR RESTART MAKING SUCH PURCHASES AT ANY TIME.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

Part II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2009, our board of trustees authorized the repurchase over a one year period of up to $100.0 million of our common shares.  The following table includes activity under this program for the three months ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/8 – 1/31/09	750,000	$3.29	750,000	$97,500,000
2/1 – 2/28/09	2,850,000	$3.63	2,850,000	$87,200,000
3/1 – 3/31/09	450,000	$3.62	450,000	$85,600,000
Total	4,050,000	$3.57	4,050,000	$85,600,000

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

31.2         Rule 13a-14(a) Certification. (filed herewith)

31.3         Rule 13a-14(a) Certification. (filed herewith)

31.4         Rule 13a-14(a) Certification. (filed herewith)

32.1         Section 1350 Certification. (furnished herewith)

99.1         First Amendment to Voting Trust Agreement, dated as of May 7, 2009, by and between HRPT Properties Trust, Six Plus Investment Partnership, L.P., the individuals listed on Schedule A and Reit Management & Research LLC. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HRPT PROPERTIES TRUST

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Investment Officer
Dated: May 8, 2009

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 8, 2009