Form 10-Q
period 2009-06-30
HRPT PROPERTIES TRUST
filed 2009-08-10
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 7, 2009: 223,708,241

HRPT PROPERTIES TRUST

FORM 10-Q

JUNE 30, 2009

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$1,200,934	$1,220,554
Buildings and improvements	4,768,406	5,021,703
	5,969,340	6,242,257
Accumulated depreciation	(823,527)	(862,958)
	5,145,813	5,379,299
Properties held for sale	105,234	145,849
Acquired real estate leases, net	157,428	164,308
Equity investments	158,053	—
Cash and cash equivalents	38,138	15,518
Restricted cash	8,993	10,837
Rents receivable, net of allowance for doubtful accounts of $8,351 and $8,492, respectively	188,512	196,839
Other assets, net	123,919	103,449
Total assets	$5,926,090	$6,016,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$201,000	$201,000
Senior unsecured debt, net	2,132,795	2,241,225
Mortgage notes payable, net	443,908	447,693
Other liabilities related to properties held for sale	2,987	3,400
Accounts payable and accrued expenses	101,886	99,285
Acquired real estate lease obligations, net	46,989	47,839
Rent collected in advance	27,486	26,537
Security deposits	21,375	17,935
Due to affiliates	17,705	10,073
Total liabilities	2,996,131	3,094,987

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 223,708,241 and 227,731,938 shares issued and outstanding, respectively	2,237	2,277
Additional paid in capital	2,923,649	2,937,986
Cumulative net income	2,174,982	2,072,254
Cumulative common distributions	(2,496,011)	(2,441,841)
Cumulative preferred distributions	(357,262)	(331,928)
Total shareholders’ equity	2,929,959	2,921,112
Total liabilities and shareholders’ equity	$5,926,090	$6,016,099

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Rental income	$212,729	$204,273	$429,652	$405,445

Expenses:
Operating expenses	86,686	83,747	178,425	164,964
Depreciation and amortization	49,604	45,228	97,994	90,041
General and administrative	9,792	8,991	19,279	17,853
Acquisition costs	489	—	748	—
Total expenses	146,571	137,966	296,446	272,858
Operating income	66,158	66,307	133,206	132,587

Interest income	363	89	508	418
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,886, $1,431, $3,528 and $2,526, respectively)	(44,267)	(44,383)	(88,126)	(89,423)
Gain on early extinguishment of debt	13,173	—	20,686	—
Equity in earnings of equity investments	861	—	861	—
Income from continuing operations before income tax expense	36,288	22,013	67,135	43,582
Income tax (expense) benefit	(190)	4	(342)	(160)
Income from continuing operations	36,098	22,017	66,793	43,422
Discontinued operations:
Income from discontinued operations	3,212	6,068	6,884	12,069
Gain on sale of properties	20,306	39,967	29,051	39,967
Net income	59,616	68,052	102,728	95,458
Preferred distributions	(12,667)	(12,667)	(25,334)	(25,334)
Net income available for common shareholders	$46,949	$55,385	$77,394	$70,124

Weighted average common shares outstanding — basic	223,697	225,449	224,653	225,447

Weighted average common shares outstanding — diluted	252,890	254,642	253,846	254,640

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.10	$0.04	$0.18	$0.08
Income from discontinued operations — basic and diluted	$0.11	$0.20	$0.16	$0.23
Net income available for common shareholders — basic and diluted	$0.21	$0.25	$0.34	$0.31

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended 30,
	2009	2008
Cash flows from operating activities:
Net income	$102,728	$95,458
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	78,452	78,906
Amortization of debt discounts, premiums and deferred financing fees	3,528	2,505
Amortization of acquired real estate leases	17,029	15,008
Other amortization	7,274	8,123
Gain on early extinguishment of debt	(20,686)	—
Equity in earnings of equity investments	(861)	—
Gain on sale of properties	(29,051)	(39,967)
Change in assets and liabilities:
Decrease in restricted cash	1,844	5,522
Increase in rents receivable and other assets	(1,207)	(11,805)
Increase in accounts payable and accrued expenses	3,635	8,723
Increase (decrease) in rent collected in advance	884	(201)
Increase in security deposits	3,440	981
Increase in due to affiliates	7,632	2,420
Cash provided by operating activities	174,641	165,673

Cash flows from investing activities:
Real estate acquisitions and improvements	(266,319)	(159,655)
Investment in marketable pass through certificates	(6,760)	—
Proceeds from sale of properties	69,730	81,813
Investment in Affiliates Insurance Company	(5,074)	—
Increase in restricted cash	—	(81,813)
Cash used in investing activities	(208,423)	(159,655)

Cash flows from financing activities:
Repurchase and retirement of common shares	(14,486)	—
Repurchase and retirement of outstanding debt securities	(88,251)	—
Proceeds from borrowings	500,000	240,000
Payments on borrowings	(254,531)	(112,594)
Deferred financing fees	(6,826)	(6)
Distributions to common shareholders	(54,170)	(94,686)
Distributions to preferred shareholders	(25,334)	(25,334)
Cash provided by financing activities	56,402	7,380

Increase in cash and cash equivalents	22,620	13,398
Cash and cash equivalents at beginning of period	15,518	19,879
Cash and cash equivalents at end of period	$38,138	$33,277

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental cash flow information:
Interest paid	$86,368	$84,628

Non-cash investing activities:
Real estate acquisitions	$(9)	$(30,639)
Net assets transferred to Government Properties Income Trust	395,317	—

Non-cash financing activities:
Issuance of common shares	$109	$157
Assumption of mortgage notes payable	—	30,639
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	(243,199)	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRPT Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.  In preparing these condensed consolidated financial statements, we evaluated events that occurred through August 10, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

The accompanying consolidated financial statements include our investments in 100% owned subsidiaries.  Our investments in 50% or less owned companies over which we can exercise influence, but do not control, are accounted for using the equity method of accounting.  All intercompany transactions have been eliminated.  We account for our investment in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC, using the equity method of accounting.  Significant influence is present through common representation on the boards of trustees or directors of us and each of GOV and AIC.  Our two Managing Trustees are also Managing Trustees of GOV and owners of Reit Management & Research LLC, or RMR, which is the manager of us, GOV and AIC, and each of our trustees is a director of AIC.

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

Effective June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS 165.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS 168.  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect this standard will result in any change to our current accounting practices.

Effective June 30, 2009, we adopted FASB Staff Position No. 107-1 and APB Opinion No. 28-1, or FSP 107-1, that requires disclosures about the fair value of our financial instruments.  See Note 6, “Fair Value of Financial Instruments” for the relevant disclosures.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 2.  Securities Held to Maturity

In March 2009, we purchased $8,000 of marketable commercial mortgage pass through certificates, or certificates, which are backed by our mortgage notes payable due January 2011, for $6,760.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of June 30, 2009.  These certificates had an estimated fair market value of $6,483 as of June 30, 2009.  We follow the amortized cost method of accounting for these certificates.  Under this method, we amortize the difference between the face value of the certificates and its purchase price to income using the interest method over the expected remaining term of the certificates.

Note 3.  Real Estate Properties

During the six months ended June 30, 2009, we funded $21,889 of improvements to our owned properties and we acquired five office properties for $191,750 and one industrial property for $34,000, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate purchase price of approximately $565,000.  As of August 10, 2009, we have sold 43 of these properties containing 1,951,000 square feet of space for approximately $532,434, excluding closing costs, and recognized gains totaling approximately $206,500.  One of the buildings originally included in these agreements with an allocated value of $3,000 is no longer subject to the agreement for sale.  We expect the closings of the remaining four buildings to occur by 2010.  We and SNH may mutually agree to accelerate the closings of these acquisitions.  In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions.

In June 2008, we also agreed to sell one additional property to a third party for $15,000, excluding closing costs.  We expect the closing of this sale to occur in 2010.

Our obligations to complete the uncompleted sales are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.

All properties under contract for sale as of June 30, 2009 are classified as held for sale on our condensed consolidated balance sheet.  Results of operations for properties under contract for sale, or sold, as of June 30, 2009 are included in discontinued operations in our condensed consolidated statements of income.  Summarized balance sheet and income statement information for properties under contract for sale, or sold, as of June 30, 2009 is as follows:

Balance Sheet:

	As of June 30, 2009	As of December 31, 2008
Real estate properties	$91,999	$128,968
Acquired real estate leases	—	221
Rents receivable	10,801	13,075
Other assets, net	2,434	3,585
Properties held for sale	$105,234	$145,849

Rent collected in advance	$795	$860
Security deposits	2,192	2,540
Other liabilities related to properties held for sale	$2,987	$3,400

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Income Statement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental income	$4,424	$13,875	$9,606	$27,867
Operating expenses	(1,051)	(3,667)	(2,353)	(7,412)
Depreciation and amortization	11	(3,454)	—	(7,004)
General and administrative	(172)	(505)	(369)	(1,020)
Operating income	3,212	6,249	6,884	12,431

Interest income	—	1	—	4
Interest expense	—	(182)	—	(366)
Income from discontinued operations	$3,212	$6,068	$6,884	$12,069

Note 4.  Equity Investments

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a real estate investment trust that owns properties that are majority leased to government tenants.  In June 2009, GOV completed an initial public offering, or IPO, of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company.  In connection with this transaction, we and GOV entered into a transaction agreement which governs our separation and relationship with GOV.  Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us any of 18 additional buildings (containing approximately 2,200,000 square feet of rental space) that are majority leased to government tenants which we continue to own after the GOV IPO.  At June 30, 2009, we owned 9,950,000, or 46.4%, of the common shares of beneficial interest of GOV with a carrying value of $153,088 and a market value based on quoted market prices, of $204,274 ($20.53 per share).

Since GOV’s IPO, our investment in it has been accounted for using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income.  Our percentage share of earnings from GOV totaled $970 for the period ended June 30, 2009.  Prior to its IPO, the operating results and investments of GOV were included in our results of operations and financial position.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

The following summarized financial data of GOV includes results of operations prior to June 8, 2009 (the date GOV became a separate public company), which are included in our consolidated results of operations when GOV was our wholly owned subsidiary:

	June 30, 2009	December 31, 2008
Real estate properties, net	$384,832	$390,441
Acquired real estate leases, net	9,252	10,071
Cash and cash equivalents	451	97
Rents receivable	6,872	14,593
Other assets, net	10,616	4,572
Total assets	$412,023	$419,774

Secured credit facility	$43,875	$—
Acquired real estate lease obligations, net	2,750	3,151
Other liabilities	5,795	3,170
Shareholders’ equity	359,603	413,453
Total liabilities and shareholders’ equity	$412,023	$419,774

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental income	$19,405	$18,862	$38,648	$37,519
Operating expenses	(6,548)	(6,222)	(12,974)	(12,521)
Depreciation and amortization	(3,797)	(3,520)	(7,361)	(7,018)
General and administrative	(873)	(746)	(1,613)	(1,492)
Operating income	8,187	8,374	16,700	16,488

Interest income	42	12	44	25
Interest expense	(2,360)	(46)	(2,360)	(102)
Net income	$5,869	$8,340	$14,384	$16,411

As of June 30, 2009, we have invested $5,074 in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC with a current carrying value of $4,965.  Our investment in AIC is accounted for using the equity method of accounting.  We expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  Our percentage share of earnings (loss) from AIC totaled ($109) for the period ended June 30, 2009.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to June 30, 2009, we invested an additional $35 in order to fund our share of certain formation and licensing costs.

Note 5.  Indebtedness

During the six months ended June 30, 2009, we repurchased and retired $31,781 of our floating rate senior notes due 2011 for $24,207, $49,320 of our 6.95% senior notes due 2012 for $41,495, $9,020 of our 6.50% senior notes due 2013 for $7,261, $5,345 of our 5.75% senior notes due 2014 for $4,278, and $14,000 of our 6.40% senior notes due 2015 for $11,010 using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we recognized gains on early extinguishment of debt totaling $20,686, net of unamortized deferred financing fees and note discounts.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 1.0% and 3.5% per annum for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, we had $201,000 outstanding and $549,000 available under our revolving credit facility.

In April 2009, GOV entered into a new $250,000 secured credit facility with a group of commercial banks when it was a wholly owned subsidiary of ours.  The $250,000 proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our existing unsecured revolving credit facility.  This secured credit facility was transferred to GOV when its IPO was completed in June 2009 and is no longer our obligation.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  At June 30, 2009, we believe that we are in compliance with these financial and other covenants.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 6.  Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, equity investments, marketable pass through certificates, restricted cash, senior notes, mortgage notes payable, accounts payable and other accrued expenses and security deposits.  At June 30, 2009 and December 31, 2008, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,408,484	$2,103,059	$2,488,918	$1,695,824
Equity investment in GOV	$153,088	$204,274	$—	$—
Marketable pass through certificates	$6,953	$6,483	$—	$—

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing market rates.  At June 30, 2009, the fair values of our equity investment in GOV and marketable pass through certificates are based on quoted per share prices of $20.53 and $81.04, respectively.

Note 7.  Shareholders’ Equity

During the six months ended June 30, 2009, we repurchased 4,050,000 of our common shares for $14,486, including transaction costs, using cash on hand.

Note 8.  Earnings per Common Share

The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Segment Information

As of June 30, 2009, we owned 327 office properties and 185 industrial and other properties, excluding properties classified as held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type, excluding properties held for sale or sold, as of and for the three and six months ended June 30, 2009 and 2008, is as follows:

	As of June 30, 2009			As of June 30, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,285	—	5,285	5,274	—	5,274
Oahu, HI	—	17,914	17,914	—	17,914	17,914
Metro Washington, DC	1,628	—	1,628	2,401	—	2,401
Metro Boston, MA	2,599	—	2,599	2,599	—	2,599
Southern California	888	—	888	1,174	—	1,174
Other Markets	23,735	13,244	36,979	22,878	11,198	34,076
Totals	34,135	31,158	65,293	34,326	29,112	63,438

Central business district, or CBD	12,354	158	12,512	11,999	158	12,157
Suburban	21,781	31,000	52,781	22,327	28,954	51,281
Total	34,135	31,158	65,293	34,326	29,112	63,438

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$30,423	$—	$30,423	$29,652	$—	$29,652
Oahu, HI	—	17,532	17,532	—	16,755	16,755
Metro Washington, DC	16,213	—	16,213	18,174	—	18,174
Metro Boston, MA	13,263	—	13,263	12,099	—	12,099
Southern California	9,189	—	9,189	9,529	—	9,529
Other Markets	106,630	19,479	126,109	98,668	19,396	118,064
Totals	$175,718	$37,011	$212,729	$168,122	$36,151	$204,273

CBD	$76,604	$540	$77,144	$72,823	$313	$73,136
Suburban	99,114	36,471	135,585	95,299	35,838	131,137
Total	$175,718	$37,011	$212,729	$168,122	$36,151	$204,273

Property net operating income:
Metro Philadelphia, PA	$15,996	$—	$15,996	$14,829	$—	$14,829
Oahu, HI	—	13,515	13,515	—	12,706	12,706
Metro Washington, DC	10,097	—	10,097	11,367	—	11,367
Metro Boston, MA	7,803	—	7,803	7,009	—	7,009
Southern California	6,027	—	6,027	6,493	—	6,493
Other Markets	59,443	13,162	72,605	54,199	13,923	68,122
Totals	$99,366	$26,677	$126,043	$93,897	$26,629	$120,526

CBD	$41,548	$426	$41,974	$38,182	$211	$38,393
Suburban	57,818	26,251	84,069	55,715	26,418	82,133
Total	$99,366	$26,677	$126,043	$93,897	$26,629	$120,526

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$61,219	$—	$61,219	$61,300	$—	$61,300
Oahu, HI	—	35,750	35,750	—	33,618	33,618
Metro Washington, DC	34,637	—	34,637	35,825	—	35,825
Metro Boston, MA	25,745	—	25,745	24,005	—	24,005
Southern California	19,033	—	19,033	19,009	—	19,009
Other Markets	214,610	38,658	253,268	193,381	38,307	231,688
Totals	$355,244	$74,408	$429,652	$333,520	$71,925	$405,445

CBD	$154,099	$1,086	$155,185	$142,843	$628	$143,471
Suburban	201,145	73,322	274,467	190,677	71,297	261,974
Total	$355,244	$74,408	$429,652	$333,520	$71,925	$405,445

Property net operating income:
Metro Philadelphia, PA	$31,304	$—	$31,304	$31,625	$—	$31,625
Oahu, HI	—	27,869	27,869	—	25,865	25,865
Metro Washington, DC	21,586	—	21,586	22,273	—	22,273
Metro Boston, MA	14,329	—	14,329	13,661	—	13,661
Southern California	12,794	—	12,794	13,120	—	13,120
Other Markets	117,958	25,387	143,345	106,972	26,965	133,937
Totals	$197,971	$53,256	$251,227	$187,651	$52,830	$240,481

CBD	$81,787	$860	$82,647	$76,316	$425	$76,741
Suburban	116,184	52,396	168,580	111,335	52,405	163,740
Total	$197,971	$53,256	$251,227	$187,651	$52,830	$240,481

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The table below reconciles our calculation of property net operating income, or NOI, to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements for the three and six months ended June 30, 2009 and 2008.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and six months ended June 30, 2009 and 2008, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental income	$212,729	$204,273	$429,652	$405,445
Operating expenses	(86,686)	(83,747)	(178,425)	(164,964)
Property net operating income (NOI)	$126,043	$120,526	$251,227	$240,481

Property net operating income	$126,043	$120,526	$251,227	$240,481
Depreciation and amortization	(49,604)	(45,228)	(97,994)	(90,041)
General and administrative	(9,792)	(8,991)	(19,279)	(17,853)
Acquisition costs	(489)	—	(748)	—
Operating income	66,158	66,307	133,206	132,587

Interest income	363	89	508	418
Interest expense	(44,267)	(44,383)	(88,126)	(89,423)
Gain on early extinguishment of debt	13,173	—	20,686	—
Equity in earnings of equity investments	861	—	861	—
Income from continuing operations before income tax expense	36,288	22,013	67,135	43,582
Income tax (expense) benefit	(190)	4	(342)	(160)
Income from continuing operations	36,098	22,017	66,793	43,422
Income from discontinued operations	3,212	6,068	6,884	12,069
Gain on sale of properties	20,306	39,967	29,051	39,967
Net income	$59,616	$68,052	$102,728	$95,458

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Related Person Transactions

For information about our related person transactions, including our transactions with GOV, sales of properties to SNH, our management contracts with RMR, our investment in AIC and the risks which may arise from these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings made with the SEC, and in particular, the section entitled “Risk Factors” in the Annual Report, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Person Transactions” in the Annual Report and this Quarterly Report on Form 10-Q, and the section entitled “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2009 Annual Shareholders Meeting, which are available at the SEC website: www.sec.gov.

Note 11.  Subsequent Events

In July 2009, we declared a distribution of $0.12 per common share, or approximately $26,800, to be paid on or about August 24, 2009 to shareholders of record on July 24, 2009.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063 per share, or $6,167, which we expect to pay on or about August 15, 2009 to our preferred shareholders of record as of August 1, 2009.

As of August 10, 2009, we have an agreement to acquire one property with approximately 521,000 square feet of space for a total purchase price of $145,500, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies, we can provide no assurances that we will purchase this property.

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

Property Operations

As of June 30, 2009, 89.1% of our total square feet was leased, compared to 90.9% leased as of June 30, 2008.  These results reflect a 1.6 percentage point decrease in occupancy at properties we owned continuously since January 1, 2008.  Occupancy data for 2009 and 2008 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of June 30,		As of June 30,
	2009	2008	2009	2008
Total properties	512	489	452	452
Total square feet	65,293	63,438	58,747	58,747
Percent leased (3)	89.1%	90.9%	88.9%	90.5%

(1)	Excludes properties sold or under contract for sale as of June 30, 2009.
(2)	Based on properties owned continuously since January 1, 2008, and excludes properties sold or under contract for sale as of June 30, 2009.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended June 30, 2009, we signed lease renewals for 992,000 square feet and new leases for 650,000 square feet, at weighted average rental rates that were 2% below rents previously charged for the same space.  Average lease terms for leases signed during the three months ended June 30, 2009 were 7.7 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended June 30, 2009 totaled $21.8 million, or $13.25 per square foot (approximately $1.72/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken.  The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and completion of newly constructed office properties in certain markets has continued, causing our occupancy to decline.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have generally started to increase in certain markets since the second half of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that some decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Approximately 16.1% of our leased square feet and 17.3% of our rents are included in leases scheduled to expire through December 31, 2010.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of June 30, 2009, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2009	2,465	4.2%	4.2%	$40,662	4.9%	4.9%
2010	6,943	11.9%	16.1%	103,338	12.4%	17.3%
2011	5,439	9.3%	25.4%	95,067	11.4%	28.7%
2012	5,369	9.2%	34.6%	96,541	11.6%	40.3%
2013	5,492	9.4%	44.0%	97,680	11.8%	52.1%
2014	3,488	6.0%	50.0%	65,033	7.8%	59.9%
2015	3,520	6.0%	56.0%	67,051	8.1%	68.0%
2016	2,662	4.6%	60.6%	43,226	5.2%	73.2%
2017	2,095	3.6%	64.2%	45,047	5.4%	78.6%
2018	1,717	3.0%	67.2%	31,130	3.7%	82.3%
2019 and thereafter	19,018	32.8%	100.0%	146,078	17.7%	100.0%
	58,208	100.0%		$830,853	100.0%

Weighted average remaining lease term (in years):	8.2			5.9

(1)

Square feet is pursuant to signed leases as of June 30, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rents are pursuant to signed leases as of June 30, 2009, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of June 30, 2009, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1.	U. S. Government (3)	1,847	3.2%	5.5%	2009 to 2024
2.	PNC Financial Services Group	668	1.1%	2.0%	2011 to 2021
3.	GlaxoSmithKline plc	608	1.0%	1.8%	2013
4.	Jones Day	407	0.7%	1.4%	2012, 2019
5.	Wells Fargo Bank	393	0.7%	1.2%	2009 to 2017
6.	Flextronics International Ltd.	894	1.5%	1.2%	2014
7.	Ballard Spahr Andrews & Ingersoll, LLP	269	0.5%	1.2%	2009, 2012, 2015
8.	ING	410	0.7%	1.2%	2011, 2018
9.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
10.	The Bank of New York Mellon Corp.	350	0.6%	1.1%	2011, 2012, 2015
	Total	6,129	10.5%	17.7%

(1)

Square feet is pursuant to signed leases as of June 30, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rent is pursuant to signed leases as of June 30, 2009, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)

Including our 46.4% pro-rata ownership share of GOV; our square feet leased to the U.S. Government was 3,205,000, representing 5.2% of total square feet and our percentage of total rent from the U.S. Government was 8.5%.

Investment Activities

During the six months ended June 30, 2009, we acquired five office properties with 1,062,000 square feet of space for $191.8 million, and one industrial property with 645,000 square feet of space for $34.0 million, excluding closing costs.  At the time of acquisition, these properties were 97.4% leased and yielded approximately 10.1% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property GAAP rental income less property operating expenses on the date of closing.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million.  As of August 10, 2009, we have sold 43 of these properties containing 1,951,000 square feet of space for $532.4 million, excluding closing costs, and recognized gains totaling approximately $206.5 million.  One of the buildings originally included in these agreements with an allocated value of $3.0 million is no longer subject to the agreement for sale.  We expect the closings of the remaining four buildings to occur by 2010.  We and SNH may mutually agree to accelerate the closings of these acquisitions.

In June 2008, we also agreed to sell one additional property to a third party for $15.0 million, excluding closing costs.  We expect the closing of this sale to occur in 2010.

Our obligations to complete the uncompleted sales are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.

During the six months ended June 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of June 30, 2009.  These certificates had an estimated fair market value of $6.5 million as of June 30, 2009.

Financing Activities

During the six months ended June 30, 2009, we repurchased 4,050,000 of our common shares for $14.5 million, including transaction costs, using cash on hand.

During the six months ended June 30, 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we recognized gains totaling $20.7 million, net of unamortized deferred financing fees and note discounts.

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a real estate investment trust that owns properties that are majority leased to government tenants.  Also in April 2009, GOV entered into a new $250 million secured credit facility with a group of commercial banks.  The $250 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility.

In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company.  Simultaneous with the closing of the GOV IPO, the $250 million secured credit facility was transferred to GOV and is no longer our obligation.  At June 30, 2009, we owned 9,950,000, or 46.4%, of the common shares of beneficial interest of GOV with a carrying value of $153.1 million and a market value based on quoted market prices, of $204.3 million ($20.53 per share).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Three Months Ended June 30,

	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$212,729	$204,273	$8,456	4.1%

Expenses:
Operating expenses	86,686	83,747	2,939	3.5%
Depreciation and amortization	49,604	45,228	4,376	9.7%
General and administrative	9,792	8,991	801	8.9%
Acquisition costs	489	—	489	100.0%
Total expenses	146,571	137,966	8,605	6.2%

Operating income	66,158	66,307	(149)	(0.2%	)

Interest income	363	89	274	307.9%
Interest expense	(44,267)	(44,383)	116	0.3%
Gain on early extinguishment of debt	13,173	—	13,173	100.0%
Equity in earnings of equity investments	861	—	861	100.0%
Income from continuing operations before income tax expense	36,288	22,013	14,275	64.8%
Income tax (expense) benefit	(190)	4	(194)	(4,850.0%	)
Income from continuing operations	36,098	22,017	14,081	64.0%
Discontinued operations:
Income from discontinued operations	3,212	6,068	(2,856)	(47.1%	)
Gain on sale of properties	20,306	39,967	(19,661)	(49.2%	)
Net income	59,616	68,052	(8,436)	(12.4%	)
Preferred distributions	(12,667)	(12,667)	—	—%
Net income available for common shareholders	$46,949	$55,385	$(8,436)	(15.2%	)

Weighted average common shares outstanding — basic	223,697	225,449	(1,752)	(0.8%	)

Weighted average common shares outstanding — diluted	252,890	254,642	(1,752)	(0.7%	)

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.10	$0.04	$0.06	150.0%
Income from discontinued operations — basic and diluted	$0.11	$0.20	$(0.09)	(45.0%	)
Net income available for common shareholders — basic and diluted	$0.21	$0.25	$(0.04)	(16.0%	)

Rental income.  Rental income increased for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our condensed consolidated financial statements.  Rental income from our Other Markets segment increased $8.0 million, or 7%, primarily because of the acquisition of six properties during 2009 and 51 properties during 2008, partially offset by a decrease in rental income from 29 properties transferred primarily from our Washington DC, Southern California and Other Markets segments to GOV.  Rental income includes non-cash straight line rent adjustments totaling $439,000 in 2009 and $3.3 million in 2008 and amortization of acquired real estate leases and obligations totaling ($1.6) million in 2009 and ($2.4) million in 2008.  Rental income also includes lease termination fees totaling $309,000 in 2009 and $1.2 million in 2008.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since April 1, 2008.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since April 1, 2008.  The increase in general and administrative costs reflects our acquisitions of properties plus state franchise tax refunds received in the prior year.  Acquisition costs include certain costs related to property acquisitions that we now expense since our adoption of SFAS No. 141(R) in January 2009.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million, net of unamortized deferred financing fees and note discounts.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV since its IPO in June 2009.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on early extinguishment of debt and income from acquisitions during 2009 and 2008, offset by an increase in depreciation and amortization and a decrease in rents from 29 properties transferred to GOV.

Income from discontinued operations.  Income from discontinued operations reflects operating results from three office properties sold in 2009, 37 office properties sold during 2008 and properties classified as held for sale as of June 30, 2009.

Gain on sale of properties.  Net sales proceeds and gain from the sale of three office properties in 2009 were $50.5 million and $20.3 million, respectively.  Net sales proceeds and gain from the sale of five office properties in 2008 were $81.8 million and $40.0 million, respectively.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the decrease in gain on sale of properties, an increase in depreciation and amortization expense, a decrease in rents from properties sold during 2009 and 2008 and a decrease in rents from 29 properties transferred to GOV, offset by the gain on early extinguishment of debt and income from acquisitions in 2009 and 2008.  Net income available for common shareholders is net income reduced by preferred distributions.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$429,652	$405,445	$24,207	6.0%

Expenses:
Operating expenses	178,425	164,964	13,461	8.2%
Depreciation and amortization	97,994	90,041	7,953	8.8%
General and administrative	19,279	17,853	1,426	8.0%
Acquisition costs	748	—	748	100.0%
Total expenses	296,446	272,858	23,588	8.6%

Operating income	133,206	132,587	619	0.5%

Interest income	508	418	90	21.5%
Interest expense	(88,126)	(89,423)	1,297	1.5%
Gain on early extinguishment of debt	20,686	—	20,686	100.0%
Equity in earnings of equity investments	861	—	861	100.0%
Income from continuing operations before income tax expense	67,135	43,582	23,553	54.0%
Income tax expense	(342)	(160)	(182)	(113.8%	)
Income from continuing operations	66,793	43,422	23,371	53.8%
Discontinued operations:
Income from discontinued operations	6,884	12,069	(5,185)	(43.0%	)
Gain on sale of properties	29,051	39,967	(10,916)	(27.3%	)
Net income	102,728	95,458	7,270	7.6%
Preferred distributions	(25,334)	(25,334)	—	—%
Net income available for common shareholders	$77,394	$70,124	$7,270	10.4%

Weighted average common shares outstanding — basic	224,653	225,447	(794)	(0.4%	)

Weighted average common shares outstanding — diluted	253,846	254,640	(794)	(0.3%	)

Earnings per common share:
Income from continuing operations available for common shareholders — basic and diluted	$0.18	$0.08	$0.10	125.0%
Income from discontinued operations — basic and diluted	$0.16	$0.23	$(0.07)	(30.4%	)
Net income available for common shareholders — basic and diluted	$0.34	$0.31	$0.03	9.7%

Rental income.  Rental income increased for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to increases in rental income from our Other Markets segment, as described in the segment information footnote to our condensed consolidated financial statements.  Rental income from our Other Markets segment increased $21.6 million, or 9%, primarily because of the acquisition of six properties during 2009 and 54 properties during 2008.  Rental income includes non-cash straight line rent adjustments totaling $1.0 million in 2009 and $4.9 million in 2008 and amortization of acquired real estate leases and obligations totaling ($4.8) million in 2009 and ($4.7) million in 2008.  Rental income also includes lease termination fees totaling $506,000 in 2009 and $2.2 million in 2008.

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

Interest expense.  The decrease in interest expense in 2009 primarily reflects a decrease in interest rates on our floating rate debt and the repurchase and retirement of $109.5 million of our senior notes with an average interest rate of 6.3%.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million, net of unamortized deferred financing fees and note discounts.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV since its IPO in June 2009.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on early extinguishment of debt and income from acquisitions in 2009 and 2008, offset by an increase in depreciation and amortization expense.

Income from discontinued operations.  Income from discontinued operations reflects operating results from three office properties sold in 2009, 37 office properties sold during 2008 and properties classified as held for sale as of June 30, 2009.

Gain on sale of properties.  Net sales proceeds and gain from the sale of three office properties in 2009 were $69.7 million and $29.1 million, respectively.  Net sales proceeds and gain from the sale of five office properties in 2008 were $81.8 million and $40.0 million, respectively.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the gain on early extinguishment of debt, the decrease in floating interest rates, the repurchase and retirement of some of our senior notes, and income from acquisitions in 2009 and 2008, offset by an increase in depreciation and amortization expense and a decrease in rents from properties sold in 2009 and 2008.  Net income available for common shareholders is net income reduced by preferred distributions.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to meet operating expenses, debt service and pay distributions on our common and preferred shares is rental income from our properties.  This flow of funds has historically been sufficient to pay operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon our ability to:

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

Cash flows provided by (used in) operating, investing and financing activities were $174.6 million, ($208.4) million and $56.4 million, respectively, for the six months ended June 30, 2009, and $165.7 million, ($159.7) million and $7.4 million, respectively, for the six months ended June 30, 2008.  Changes in all three categories between 2009 and 2008 are primarily related to property acquisitions and sales in 2009 and 2008, repayments and issuances of debt obligations, the repurchase of our common shares and debt securities in 2009, and the reduction in our quarterly common share distribution rate in 2009.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750 million unsecured revolving credit facility with a group of institutional lenders.  The credit facility matures on August 22, 2010; subject to certain conditions, at our option, this facility’s maturity date can be extended to August 22, 2011 upon our payment of a fee.  At June 30, 2009, there was $201 million outstanding and $549 million available under our revolving credit facility, and we had cash and cash equivalents of $38.1 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund possible repurchases of our equity and debt securities, continuing operations and future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2009, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2009	$4,489	$—	$—	$4,489	6.7%
2010	9,507	201,000	50,000	260,507	2.6%
2011	260,302	168,219	—	428,521	4.7%
2012	32,336	—	150,680	183,016	7.0%
2013	5,080	—	190,980	196,060	6.5%
2014	17,119	—	244,655	261,774	5.7%
2015	5,415	—	436,000	441,415	6.0%
2016	59,220	—	400,000	459,220	6.2%
2017	4,345	—	250,000	254,345	6.3%
2018	4,632	—	250,000	254,632	6.6%
2019	4,938	—	—	4,938	6.4%
2020 and thereafter	43,981	—	—	43,981	6.5%
	$451,364	$369,219	$1,972,315	$2,792,898	5.7%

(1)  Total debt as of June 30, 2009, net of unamortized premiums and discounts, equals $2,777,703.

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

During the last 12 months, capital markets conditions have been challenging.  Nevertheless, we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  However, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

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

During the six months ended June 30, 2009, we funded improvements to our owned properties totaling $21.9 million and we purchased five office properties for $191.8 million, and one industrial property for $34.0 million, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

As of August 10, 2009, we have an agreement to acquire one property with approximately 521,000 square feet of space for a total purchase price of $145.5 million, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase this property.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million.  As of August 10, 2009, we have sold 43 of these properties containing 1,951,000 square feet of space for $532.4 million, excluding closing costs, and recognized gains totaling approximately $206.5 million.  One of the buildings originally included in these agreements with an allocated value of $3.0 million is no longer subject to the agreement for sale.  We expect the closings of the remaining four buildings to occur by 2010.  We and SNH may mutually agree to accelerate the closings of these acquisitions.  In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions.

In June 2008, we also agreed to sell one additional property to a third party for $15.0 million, excluding closing costs.  We expect the closing of this sale to occur in 2010.

Our obligations to complete our uncompleted sales are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.

In January 2009, we announced that our board authorized a buy back program for up to $100 million of our common shares during 2009.  Through June 30, 2009 we purchased 4,050,000 common shares for $14.5 million, including transaction costs, at an average price of $3.57 per share.  We have not repurchased any additional shares since June 30 through today.  Although this repurchase authority has not been rescinded, in view of the recent increases in the trading prices of common shares of REITs, including our common shares, and the continuation of restrictive conditions in the debt markets, it now appears that we may not spend the full authorized amount for common share purchases before the end of 2009, unless capital market conditions change.

During the six months ended June 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of June 30, 2009.  These certificates had an estimated fair market value of $6.5 million as of June 30, 2009.

During the six months ended June 30, 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we recognized gains totaling $20.7 million, net of unamortized deferred financing fees and note discounts.

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a real estate investment trust that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered into a new $250 million secured credit facility with a group of commercial banks.  The $250 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility.

In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250 million secured credit facility was transferred to GOV and is no longer our obligation.   In connection with this transaction, we and GOV entered into a transaction agreement which governs our separation and relationship with GOV.  Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us any of 18 additional buildings (containing approximately 2,200,000 square feet of rental space) that are majority leased to government tenants which we continue to own after the GOV IPO.  At June 30, 2009, we owned 9,950,000, or 46.4%, of the common shares of beneficial interest of GOV with a carrying value of $153.1 million and a market value based on quoted market prices, of $204.3 million ($20.53 per share).

During the three and six months ended June 30, 2009 and 2008, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Tenant improvements	$4,991	$9,601	$10,085	$14,779
Leasing costs	992	4,091	3,859	7,950
Building improvements (1)	5,629	2,953	7,368	4,742
Development, redevelopment and other activities (2)	2,695	2,955	4,436	6,446

(1)	Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.
(2)	Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2009, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total (1)
Square feet leased during the period	650	992	1,642
Total commitments for tenant improvements and leasing costs	$7,455	$14,295	$21,750
Leasing costs per square foot (whole dollars)	$11.47	$14.41	$13.25
Average lease term (years)	8.3	7.5	7.7
Leasing costs per square foot per year (whole dollars)	$1.38	$1.92	$1.72

(1)  Excludes properties classified in discontinued operations.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of June 30, 2009.

Debt Covenants

Our principal debt obligations at June 30, 2009 were our unsecured revolving credit facility and our $2.1 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2009, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $443.9 million of mortgage notes outstanding at June 30, 2009.

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

Related Person Transactions

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million.  As of August 10, 2009, we have sold 43 of these properties containing 1,951,000 square feet of space for $532.4 million, excluding closing costs, and recognized gains totaling approximately $206.5 million.  One of the buildings originally included in these agreements with an allocated value of $3.0 million is no longer subject to the agreement for sale.  We expect the closings of the remaining four buildings to occur by 2010.  We and SNH may mutually agree to accelerate the closings of these acquisitions.  Our obligations to complete the remaining sales to SNH are subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell any or all of these buildings or that the remaining sales will be completed in 2010 or sooner.  In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we will continue to own after these transactions.  SNH was formerly our subsidiary; both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH.  The terms of these transactions between us and SNH were negotiated by special committees of our and SNH’s boards of trustees composed solely of Independent Trustees who are not Independent Trustees of both companies.

During the six months ended June 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a real estate investment trust that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered a new $250 million secured credit facility with a group of commercial banks.  The $250 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility.

In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250 million secured credit facility was transferred to GOV and is no longer our obligation.  In connection with this transaction, we and GOV entered a transaction agreement which governs our separation and relationship with GOV.  Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us any of 18 additional buildings (containing approximately 2,200,000 square feet of rental space) that are majority leased to government tenants which we continue to own after the GOV IPO.  At June 30, 2009, we owned 9,950,000, or 46.4%, of the common shares of beneficial interest of GOV with a carrying value of $153.1 million and a market value based on quoted market prices, of $204.3 million.  Both we and GOV are managed by RMR and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV.

For more information about our related person transactions, including our transactions with GOV, our sales of properties to SNH, our management contracts with RMR, our investment in AIC and the risks which may arise from these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings made with the SEC, and in particular, the section entitled “Risk Factors” in the Annual Report, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Person Transactions” in the Annual Report and this Quarterly Report on Form 10-Q, and the section entitled “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2009 Annual Shareholders Meeting, which are available at the SEC website: www.sec.gov.

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

At June 30, 2009, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$232.7 million	6.814%	2011
$30.2 million	7.435%	2011
$24.2 million	8.050%	2012
$5.0 million	6.000%	2012
$13.3 million	4.950%	2014
$8.6 million	5.760%	2016
$41.6 million	6.030%	2016
$12.8 million	7.360%	2016
$4.7 million	6.750%	2022
$15.5 million	6.140%	2023
$8.9 million	5.710%	2026
$14.0 million	6.060%	2027
$39.9 million	6.794%	2029

Our secured notes are secured by 27 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at June 30, 2009, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $15.5 million.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at June 30, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $85 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield through maturity to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior notes are publicly traded; and we may occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

At June 30, 2009, we had $201 million outstanding and $549 million available for drawing under our unsecured revolving credit facility and $168.2 million outstanding on our floating rate senior notes.  Our revolving credit facility and floating rate senior notes mature in August 2010 and March 2011, respectively.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior notes was 1.6% during the six months ended June 30, 2009.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At June 30, 2009	1.6%	$369,219	$5,908
10% reduction	1.4%	$369,219	$5,169
10% increase	1.8%	$369,219	$6,646

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM THE INITIAL PUBLIC OFFERING OF OUR FORMERLY WHOLLY OWNED SUBSIDIARY, GOV,

•                  OUR RECEIPT OF DIVIDENDS FROM GOV,

•                  OUR ABILITY TO SELL OUR SHARES OF GOV,

•                  OUR PARTICIPATION IN THE INSURANCE COMPANY FORMED WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND THEIR AFFILIATES, AND

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS.

FOR EXAMPLE:

•                  THE CURRENT U.S. RECESSION MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND

FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED DURING THE CURRENT U.S. RECESSION, OCCUPANCY AND RENTS AT OUR PROPERTIES MAY DECLINE, AND OUR TENANTS MAY BECOME UNWILLING OR UNABLE TO PAY OUR RENTS,

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

•                  THE DIVIDENDS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES,

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM OTHER FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENTS IN THIS INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT, AND

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

Part II.          Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2009, we granted each of our trustees 5,000 common shares of beneficial interest, par value $0.01 per share, valued at $4.03 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 13, 2009, our shareholders re-elected Adam D. Portnoy (181,471,093 shares voted for and 20,617,113 shares withheld) as one of our Managing Trustees and William A. Lamkin (182,043,852 shares voted for and 20,044,355 shares withheld) as one our Independent Trustees.  The terms of office of Messrs. Portnoy and Lamkin will extend until our annual meeting of shareholders in 2012.  Messrs. Patrick F. Donelan, Barry M. Portnoy and Frederick Zeytoonjian, continue to serve as trustees with terms of office expiring in 2010, 2011 and 2011, respectively.

Also at our annual meeting, our shareholders approved a proposal to amend our declaration of trust to authorize our board to effect reverse splits of our common shares of beneficial interest (161,838,576 shares voted for, 37,954,795 shares voted against and 2,294,835 shares abstained).

Item 6.    Exhibits

3.1                                 Composite Copy of Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, as amended.  (incorporated by reference to our Registration Statement Form S-3 (No. 333-159995) filed on June 15, 2009)

3.2                                 Composite Copy of Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, as amended.  (marked) (filed herewith)

10.1                           Summary of Trustee Compensation.  (incorporated by reference to our Current Report on Form 8-K dated May 15, 2009)

10.2                           Business Management Agreement dated June 8, 2009, between HRPT Properties Trust and Reit Management & Research LLC.  (incorporated by reference to our Current Report on Form 8-K dated June 8, 2009)

10.3                           Transaction Agreement dated June 8, 2009, between HRPT Properties Trust and Government Properties Income Trust.  (incorporated by reference to our Current Report on Form 8-K dated June 8, 2009)

10.4                           Second Amendment to Purchase and Sale Agreement, dated as of August 6, 2009, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50 Science Park, San Diego, California).  (filed herewith)

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
Dated: August 10, 2009

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 10, 2009