Form 10-Q
period 2009-09-30
HRPT PROPERTIES TRUST
filed 2009-11-06
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 6, 2009:  223,860,241

HRPT PROPERTIES TRUST

FORM 10-Q

SEPTEMBER 30, 2009

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$1,224,934	$1,220,554
Buildings and improvements	4,948,914	5,021,703
	6,173,848	6,242,257
Accumulated depreciation	(858,271)	(862,958)
	5,315,577	5,379,299
Properties held for sale	11,178	145,849
Acquired real estate leases, net	163,753	164,308
Equity investments	161,045	—
Cash and cash equivalents	33,227	15,518
Restricted cash	11,638	10,837
Rents receivable, net of allowance for doubtful accounts of $10,910 and $8,492, respectively	187,495	196,839
Other assets, net	123,614	103,449
Total assets	$6,007,527	$6,016,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$241,000	$201,000
Senior unsecured debt, net	2,133,130	2,241,225
Mortgage notes payable, net	442,071	447,693
Other liabilities related to properties held for sale	23	3,400
Accounts payable and accrued expenses	99,214	99,285
Acquired real estate lease obligations, net	49,398	47,839
Rent collected in advance	29,405	26,537
Security deposits	21,404	17,935
Due to affiliates	28,717	10,073
Total liabilities	3,044,362	3,094,987

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 223,860,241 and 227,731,938 shares issued and outstanding, respectively	2,239	2,277
Additional paid in capital	2,924,166	2,937,986
Cumulative net income	2,247,181	2,072,254
Cumulative common distributions	(2,522,856)	(2,441,841)
Cumulative preferred distributions	(369,929)	(331,928)
Total shareholders’ equity	2,963,165	2,921,112
Total liabilities and shareholders’ equity	$6,007,527	$6,016,099

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Rental income	$206,587	$211,689	$636,239	$617,134

Expenses:
Operating expenses	88,304	89,074	266,729	254,038
Depreciation and amortization	48,165	46,584	146,159	136,625
General and administrative	9,628	9,184	28,907	27,037
Acquisition costs	1,539	—	2,287	—
Total expenses	147,636	144,842	444,082	417,700

Operating income	58,951	66,847	192,157	199,434

Interest income	331	485	839	903
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,574, $1,431, $5,102 and $3,957, respectively)	(41,786)	(45,154)	(129,912)	(134,577)
Gain on early extinguishment of debt	—	—	20,686	—
Equity in earnings of equity investments	2,957	—	3,818	—
Income from continuing operations before income tax expense	20,453	22,178	87,588	65,760
Income tax expense	(176)	(451)	(518)	(611)
Income from continuing operations	20,277	21,727	87,070	65,149
Discontinued operations:
Income from discontinued operations	1,816	6,339	8,700	18,408
Gain on sale of properties	50,106	57,658	79,157	97,625
Net income	72,199	85,724	174,927	181,182
Preferred distributions	(12,667)	(12,667)	(38,001)	(38,001)
Net income available for common shareholders	$59,532	$73,057	$136,926	$143,181

Weighted average common shares outstanding – basic	223,730	227,251	224,342	226,052

Weighted average common shares outstanding – diluted	252,923	256,444	253,535	255,245

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.03	$0.04	$0.22	$0.12
Income from discontinued operations – basic and diluted	$0.23	$0.28	$0.39	$0.51
Net income available for common shareholders – basic and diluted	$0.27	$0.32	$0.61	$0.63

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September30,
	2009	2008
Cash flows from operating activities:
Net income	$174,927	$181,182
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	116,412	116,708
Amortization of debt discounts, premiums and deferred financing fees	5,102	3,937
Amortization of acquired real estate leases	26,584	22,488
Other amortization	11,241	12,126
Gain on early extinguishment of debt	(20,686)	—
Equity in earnings of equity investments	(3,818)	—
Gain on sale of properties	(79,157)	(97,625)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(801)	4,908
Increase in rents receivable and other assets	(20,525)	(37,744)
Increase in accounts payable and accrued expenses	169	14,684
Increase in rent collected in advance	2,031	1,693
Increase in security deposits	3,469	6,044
Increase in due to affiliates	18,644	12,054
Cash provided by operating activities	233,592	240,455

Cash flows from investing activities:
Real estate acquisitions and improvements	(470,564)	(335,688)
Investment in marketable pass through certificates	(6,760)	—
Proceeds from sale of properties	212,057	220,287
Investment in Affiliates Insurance Company	(5,109)	—
Increase in restricted cash	—	(66,825)
Cash used in investing activities	(270,376)	(182,226)

Cash flows from financing activities:
Repurchase and retirement of common shares	(14,486)	—
Repurchase and retirement of outstanding debt securities	(88,251)	—
Proceeds from borrowings	605,000	358,000
Payments on borrowings	(321,728)	(230,762)
Deferred financing fees	(7,026)	(8)
Distributions to common shareholders	(81,015)	(142,486)
Distributions to preferred shareholders	(38,001)	(38,001)
Cash provided by (used in) financing activities	54,493	(53,257)

Increase in cash and cash equivalents	17,709	4,972
Cash and cash equivalents at beginning of period	15,518	19,879
Cash and cash equivalents at end of period	$33,227	$24,851

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental cash flow information:
Interest paid	$136,728	$137,796

Non-cash investing activities:
Real estate acquisitions	$(9)	$(53,727)
Real estate sales	—	10,782
Net assets transferred to Government Properties Income Trust	395,317	—

Non-cash financing activities:
Issuance of common shares	$628	$14,530
Assumption of mortgage notes payable	—	39,554
Mortgage notes related to properties sold	—	(10,782)
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	(243,199)	—

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust, or HRP, and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRP and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.  In preparing these condensed consolidated financial statements, we evaluated events that occurred through November 6, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

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

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification.  The Codification is the single source of authoritative non-governmental U.S. generally accepted accounting principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not cause any change to our current accounting practices.

Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification.  This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements are issued or are available to be issued.

The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions.  This topic is effective for fiscal years beginning after December 15, 2008 and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs.

Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification.  Please see Note 6, “Fair Value of Financial Instruments” for relevant disclosures.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In April 2009, the FASB issued the following topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and Interim Disclosures about Fair Value of Financial Instruments.  The first topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased.  This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Other-Than-Temporary Impairments Topic amends existing other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities.  The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Each of these topics is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of these topics did not cause any significant changes to our disclosures in our consolidated financial statements.

Note 2.  Securities Held to Maturity

In March 2009, we purchased $8,000 of marketable commercial mortgage pass through certificates, or certificates, which are backed by our mortgage notes payable due January 2011, for $6,760.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of September 30, 2009.  These certificates had an estimated fair market value of $7,320 as of September 30, 2009.  We follow the amortized cost method of accounting for these certificates.  Under this method, we amortize the difference between the face value of the certificates and their purchase price to income using the interest method over the expected remaining term of the certificates.

Note 3.  Real Estate Properties

During the nine months ended September 30, 2009, we funded $35,484 of improvements to our owned properties and we acquired eight office properties for $399,350 and one industrial property for $34,000, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  As of September 30, 2009, we had an agreement to acquire one industrial property containing approximately 338,000 square feet of space for $17,089, excluding closing costs.  This property was purchased in October 2009.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate purchase price of approximately $565,000.  As of September 30, 2009, we have sold 47 of these properties containing 2,161,000 square feet of space for approximately $562,000, excluding closing costs, and recognized gains totaling approximately $216,300.  One of the buildings originally included in these agreements with an allocated value of $3,000 is no longer subject to an agreement for sale.  In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we continue to own.

In June 2008, we also agreed to sell one additional property to a third party for $15,000, excluding closing costs.  We expect the closing of this sale to occur in 2010.  However, our obligation to complete this sale is subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell the building or that the sale will be completed in 2010 or sooner.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

All properties under contract for sale as of September 30, 2009 are classified as held for sale on our condensed consolidated balance sheet.  Results of operations for properties under contract for sale, or sold, as of September 30, 2009 are included in discontinued operations in our condensed consolidated statements of income.  Summarized balance sheet and income statement information for properties under contract for sale, or sold, as of September 30, 2009 is as follows:

Balance Sheet:

	As of September 30, 2009	As of December 31, 2008
Real estate properties	$10,563	$128,968
Acquired real estate leases	—	221
Rents receivable	422	13,075
Other assets, net	193	3,585
Properties held for sale	$11,178	$145,849

Rent collected in advance	$23	$860
Security deposits	—	2,540
Other liabilities related to properties held for sale	$23	$3,400

Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental income	$2,031	$10,028	$11,637	$37,895
Operating expenses	(139)	(2,981)	(2,492)	(10,393)
Depreciation and amortization	—	(348)	—	(7,352)
General and administrative	(76)	(366)	(445)	(1,386)
Operating income	1,816	6,333	8,700	18,764

Interest income	—	—	—	4
Interest expense	—	6	—	(360)
Income from discontinued operations	$1,816	$6,339	$8,700	$18,408

Note 4.  Equity Investments

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a real estate investment trust, or REIT, that owns properties that are majority leased to government tenants.  In June 2009, GOV completed an initial public offering, or IPO, of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company.  In connection with this transaction, we and GOV entered into a transaction agreement which governs our separation and relationship with GOV.  Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us any of 18 additional buildings (containing approximately 2,200,000 square feet of rental space) that are majority leased to government tenants which we continue to own after the GOV IPO.  At September 30, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $156,068 and a market value based on quoted market prices, of $238,900 ($24.01 per share).

Since GOV’s IPO, our investment in it has been accounted for using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income.  Our percentage share of earnings from GOV totaled $3,950 for the period ended September 30, 2009.  Prior to its IPO, the operating results and investments of GOV were included in our results of operations and financial position.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following summarized financial data of GOV, as reported in its Quarterly Report on Form 10-Q, includes results of operations prior to June 8, 2009 (the date GOV became a separate public company), which are included in our consolidated results of operations when GOV was our wholly owned subsidiary.  References in these financial statements to the Quarterly Report on Form 10-Q for GOV are included as textual references only, and the information in GOV’s Quarterly Report is not incorporated by reference into these financial statements.

	September 30, 2009	December 31, 2008
Real estate properties, net	$398,847	$390,441
Acquired real estate leases, net	9,964	10,071
Cash and cash equivalents	2,294	97
Rents receivable	10,647	14,593
Other assets, net	17,115	4,572
Total assets	$438,867	$419,774

Secured credit facility	$65,375	$—
Acquired real estate lease obligations, net	2,550	3,151
Other liabilities	4,970	3,170
Shareholders’ equity	365,972	413,453
Total liabilities and shareholders’ equity	$438,867	$419,774

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental income	$19,656	$18,438	$58,304	$55,957
Operating expenses	(6,719)	(6,894)	(19,693)	(19,415)
Depreciation and amortization	(3,828)	(3,552)	(11,189)	(10,570)
Acquisition costs	(207)	—	(207)	—
General and administrative	(1,246)	(746)	(2,859)	(2,238)
Operating income	7,656	7,246	24,356	23,734

Interest income	1	6	45	31
Interest expense	(1,472)	(25)	(3,832)	(127)
Net income	$6,185	$7,227	$20,569	$23,638

As of September 30, 2009, we have invested $5,109 in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC with a current carrying value of $4,977.  Our investment in AIC is accounted for using the equity method of accounting.  We expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  Our percentage share of earnings (loss) from AIC totaled ($132) for the period ended September 30, 2009.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for the insurance industry generally.  Subsequent to September 30, 2009, we invested an additional $24 in order to fund our share of certain formation and licensing costs.

Note 5.  Indebtedness

During the nine months ended September 30, 2009, we repurchased and retired $31,781 of our floating rate senior notes due 2011 for $24,207, $49,320 of our 6.95% senior notes due 2012 for $41,495, $9,020 of our 6.50% senior notes due 2013 for $7,261, $5,345 of our 5.75% senior notes due 2014 for $4,278, and $14,000 of our 6.40% senior notes due 2015 for $11,010 using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we recognized gains on early extinguishment of debt totaling $20,686, net of unamortized deferred financing fees and note discounts.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 1.0% and 3.3% per annum for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, we had $241,000 outstanding and $509,000 available under our revolving credit facility.

In April 2009, GOV entered into a new $250,000 secured credit facility with a group of commercial banks when it was our wholly owned subsidiary.  The $250,000 proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our existing unsecured revolving credit facility.  This secured credit facility was transferred to GOV when its IPO was completed in June 2009 and is no longer our obligation.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  At September 30, 2009, we believe that we are in compliance with these financial and other covenants.

Note 6.  Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, rents receivable, equity investments, marketable pass through certificates, restricted cash, revolving credit facility, senior notes, mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and due to affiliates.  At September 30, 2009 and December 31, 2008, the fair values of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,406,982	$2,350,427	$2,488,918	$1,695,824
Equity investment in GOV	$156,068	$238,900	$—	$—
Marketable pass through certificates	$7,107	$7,320	$—	$—

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing market rates.  At September 30, 2009, the fair values of our equity investment in GOV and marketable pass through certificates are based on quoted prices of $24.01 and $91.49, respectively.

Note 7.  Shareholders’ Equity

During the nine months ended September 30, 2009, we repurchased 4,050,000 of our common shares for $14,486, including transaction costs, using cash on hand.

Note 8.  Earnings per Common Share

The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Segment Information

As of September 30, 2009, we owned 330 office properties and 185 industrial and other properties, excluding properties classified as held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income.  Property level information by geographic segment and property type, excluding properties held for sale or sold, as of and for the three and nine months ended September 30, 2009 and 2008, is as follows:

	As of September 30, 2009			As of September 30, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,285	—	5,285	5,274	—	5,274
Oahu, HI	—	17,914	17,914	—	17,914	17,914
Metro Washington, DC	1,869	—	1,869	2,401	—	2,401
Metro Boston, MA	2,599	—	2,599	2,599	—	2,599
Southern California	888	—	888	1,174	—	1,174
Other Markets	24,256	13,244	37,500	24,078	12,647	36,725
Totals	34,897	31,158	66,055	35,526	30,561	66,087

Central business district, or CBD	13,116	158	13,274	11,998	158	12,156
Suburban	21,781	31,000	52,781	23,528	30,403	53,931
Total	34,897	31,158	66,055	35,526	30,561	66,087

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,486	$—	$31,486	$31,009	$—	$31,009
Oahu, HI	—	18,872	18,872	—	16,582	16,582
Metro Washington, DC	11,306	—	11,306	16,447	—	16,447
Metro Boston, MA	12,666	—	12,666	13,571	—	13,571
Southern California	8,293	—	8,293	9,864	—	9,864
Other Markets	104,689	19,275	123,964	104,452	19,764	124,216
Totals	$168,440	$38,147	$206,587	$175,343	$36,346	$211,689

CBD	$81,081	$565	$81,646	$76,888	$319	$77,207
Suburban	87,359	37,582	124,941	98,455	36,027	134,482
Total	$168,440	$38,147	$206,587	$175,343	$36,346	$211,689

Property net operating income:
Metro Philadelphia, PA	$16,459	$—	$16,459	$16,514	$—	$16,514
Oahu, HI	—	13,729	13,729	—	12,493	12,493
Metro Washington, DC	6,942	—	6,942	8,974	—	8,974
Metro Boston, MA	6,854	—	6,854	7,871	—	7,871
Southern California	5,443	—	5,443	6,448	—	6,448
Other Markets	56,241	12,615	68,856	56,173	14,142	70,315
Totals	$91,939	$26,344	$118,283	$95,980	$26,635	$122,615

CBD	$43,374	$430	$43,804	$41,195	$170	$41,365
Suburban	48,565	25,914	74,479	54,785	26,465	81,250
Total	$91,939	$26,344	$118,283	$95,980	$26,635	$122,615

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$92,705	$—	$92,705	$92,309	$—	$92,309
Oahu, HI	—	54,622	54,622	—	50,200	50,200
Metro Washington, DC	45,943	—	45,943	52,272	—	52,272
Metro Boston, MA	38,411	—	38,411	37,576	—	37,576
Southern California	27,326	—	27,326	28,873	—	28,873
Other Markets	319,299	57,933	377,232	297,833	58,071	355,904
Totals	$523,684	$112,555	$636,239	$508,863	$108,271	$617,134

CBD	$235,180	$1,651	$236,831	$219,732	$946	$220,678
Suburban	288,504	110,904	399,408	289,131	107,325	396,456
Total	$523,684	$112,555	$636,239	$508,863	$108,271	$617,134

Property net operating income:
Metro Philadelphia, PA	$47,763	$—	$47,763	$48,139	$—	$48,139
Oahu, HI	—	41,598	41,598	—	38,358	38,358
Metro Washington, DC	28,528	—	28,528	31,247	—	31,247
Metro Boston, MA	21,183	—	21,183	21,532	—	21,532
Southern California	18,237	—	18,237	19,568	—	19,568
Other Markets	174,199	38,002	212,201	163,145	41,107	204,252
Totals	$289,910	$79,600	$369,510	$283,631	$79,465	$363,096

CBD	$125,161	$1,290	$126,451	$117,513	$593	$118,106
Suburban	164,749	78,310	243,059	166,118	78,872	244,990
Total	$289,910	$79,600	$369,510	$283,631	$79,465	$363,096

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The table below reconciles our calculation of property net operating income, or NOI, to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and nine months ended September 30, 2009 and 2008, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental income	$206,587	$211,689	$636,239	$617,134
Operating expenses	(88,304)	(89,074)	(266,729)	(254,038)
Property net operating income (NOI)	$118,283	$122,615	$369,510	$363,096

Property net operating income	$118,283	$122,615	$369,510	$363,096
Depreciation and amortization	(48,165)	(46,584)	(146,159)	(136,625)
General and administrative	(9,628)	(9,184)	(28,907)	(27,037)
Acquisition costs	(1,539)	—	(2,287)	—
Operating income	58,951	66,847	192,157	199,434

Interest income	331	485	839	903
Interest expense	(41,786)	(45,154)	(129,912)	(134,577)
Gain on early extinguishment of debt	—	—	20,686	—
Equity in earnings of equity investments	2,957	—	3,818	—
Income from continuing operations before income tax expense	20,453	22,178	87,588	65,760
Income tax expense	(176)	(451)	(518)	(611)
Income from continuing operations	20,277	21,727	87,070	65,149
Income from discontinued operations	1,816	6,339	8,700	18,408
Gain on sale of properties	50,106	57,658	79,157	97,625
Net income	$72,199	$85,724	$174,927	$181,182

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Related Person Transactions

For information about our related person transactions, including our transactions with GOV, sales of properties to SNH, our management contracts with RMR, our investment in AIC and the risks which may arise from these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and, in particular our Current Report on Form 8-K dated June 8, 2009, the section entitled “Risk Factors” in the Annual Report, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Person Transactions” in the Annual Report and our Quarterly Reports on Form 10-Q, and the section entitled “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2009 Annual Shareholders Meeting, which are available at the SEC website: www.sec.gov.

Note 11.  Subsequent Events

In October 2009, we declared a distribution of $0.12 per common share, or approximately $26,900, to be paid on or about November 20, 2009 to shareholders of record on October 23, 2009.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063 per share, or $6,167, which we expect to pay on or about November 15, 2009 to our preferred shareholders of record as of November 1, 2009.

In October 2009, we purchased one industrial property with approximately 338,000 square feet of space for a total purchase price of $17,089, excluding closing costs.  As of November 6, 2009, we have an agreement to acquire one property with approximately 415,000 square feet of space for a total purchase price of $165,000, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies, we can provide no assurances that we will purchase this property.

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

Property Operations

As of September 30, 2009, 88.0% of our total square feet was leased, compared to 90.6% leased as of September 30, 2008.  These results reflect a 2.9 percentage point decrease in occupancy at properties we owned continuously since January 1, 2008.  Occupancy data for 2009 and 2008 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of September 30,		As of September 30,
	2009	2008	2009	2008
Total properties	515	533	452	452
Total square feet	66,055	66,087	58,747	58,747
Percent leased (3)	88.0%	90.6%	87.5%	90.4%

(1)	Excludes properties sold or under contract for sale as of September 30, 2009.
(2)	Based on properties owned continuously since January 1, 2008, and excludes properties sold or under contract for sale as of September 30, 2009.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

During the three months ended September 30, 2009, we signed lease renewals for 618,000 square feet and new leases for 518,000 square feet, at weighted average rental rates that were 3% below rents previously charged for the same space.  Average lease terms for leases signed during the three months ended September 30, 2009 were 4.6 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended September 30, 2009 totaled $7.2 million, or $6.32 per square foot (approximately $1.37/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken.  The pace of new leasing activity and the leasing of currently vacant space within our portfolio has slowed and completion of newly constructed office properties in certain markets has continued, causing our occupancy to decline.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since the second half of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that some decreases in occupancy and effective rents may further reduce the financial results at some of our currently owned properties.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Approximately 14.7% of our leased square feet and 14.9% of our rents are included in leases scheduled to expire through December 31, 2010.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time.  Lease expirations by year, as of September 30, 2009, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2009	1,710	2.9%	2.9%	$26,172	3.1%	3.1%
2010	6,866	11.8%	14.7%	101,818	11.8%	14.9%
2011	5,416	9.3%	24.0%	94,755	11.1%	26.0%
2012	5,229	9.0%	33.0%	97,395	11.4%	37.4%
2013	5,551	9.6%	42.6%	100,017	11.7%	49.1%
2014	4,014	6.9%	49.5%	71,016	8.3%	57.4%
2015	3,254	5.6%	55.1%	67,574	7.9%	65.3%
2016	2,809	4.8%	59.9%	47,417	5.5%	70.8%
2017	2,528	4.4%	64.3%	65,464	7.6%	78.4%
2018	1,701	2.9%	67.2%	30,228	3.5%	81.9%
2019 and thereafter	19,037	32.8%	100.0%	155,288	18.1%	100.0%
	58,115	100.0%		$857,144	100.0%

Weighted average remaining lease term (in years):	8.0			5.9

(1)

Square feet is pursuant to signed leases as of September 30, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rents are pursuant to signed leases as of September 30, 2009, plus expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our non-government tenants monthly in advance, and from our government tenants monthly in arrears.  As of September 30, 2009, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1.	U. S. Government (3)	1,847	3.2%	5.4%	2009 to 2024
2.	PNC Financial Services Group	672	1.2%	1.9%	2011 to 2021
3.	John Wiley & Sons, Inc.	342	0.6%	1.8%	2017
4.	GlaxoSmithKline plc	608	1.0%	1.7%	2013
5.	Jones Day	407	0.7%	1.3%	2012, 2019
6.	Wells Fargo Bank	386	0.7%	1.2%	2009 to 2017
7.	Flextronics International Ltd.	894	1.5%	1.2%	2014
8.	Ballard Spahr Andrews & Ingersoll, LLP	269	0.5%	1.1%	2010, 2012, 2015
9.	ING	410	0.7%	1.1%	2009, 2011, 2018
10.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
11.	The Bank of New York Mellon Corp.	350	0.6%	1.1%	2011, 2012, 2015, 2020
	Total	6,468	11.2%	18.9%

(1)

Square feet is pursuant to signed leases as of September 30, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rent is pursuant to signed leases as of September 30, 2009, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)

Including our 46.3% pro-rata ownership share of GOV: our square feet leased to the U.S. Government was 3,357,000, representing 5.6% of total square feet and our percentage of total rent from the U.S. Government was 8.9%.

Investment Activities

During the nine months ended September 30, 2009, we acquired eight office properties with 1,823,000 square feet of space for $399.4 million, and one industrial property with 645,000 square feet of space for $34.0 million, excluding closing costs.  At the time of acquisition, these properties were 97.9% leased and yielded approximately 10.2% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as property GAAP rental income less property operating expenses on the date of closing.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million.  As of September 30, 2009, we have sold 47 of these properties containing 2,161,000 square feet of space for $562.0 million, excluding closing costs, and recognized gains totaling approximately $216.3 million.  One of the buildings originally included in these agreements with an allocated value of $3.0 million is no longer subject to an agreement for sale.

In June 2008, we also agreed to sell one additional property to a third party for $15.0 million, excluding closing costs.  We expect the closing of this sale to occur in 2010.  Our obligation to complete this sale is subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell the building or that the sale will be completed in 2010 or sooner.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of September 30, 2009.  These certificates had an estimated fair market value of $7.3 million as of September 30, 2009.

Financing Activities

During the nine months ended September 30, 2009, we repurchased 4,050,000 of our common shares for $14.5 million, including transaction costs, using cash on hand.

During the nine months ended September 30, 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we recognized gains totaling $20.7 million, net of unamortized deferred financing fees and note discounts.

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

In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company.  Simultaneous with the closing of the GOV IPO, the $250 million secured credit facility was transferred to GOV and is no longer our obligation.  At September 30, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $156.1 million and a market value based on quoted market prices, of $238.9 million ($24.01 per share).

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$206,587	$211,689	$(5,102)	(2.4)%

Expenses:
Operating expenses	88,304	89,074	(770)	(0.9)%
Depreciation and amortization	48,165	46,584	1,581	3.4%
General and administrative	9,628	9,184	444	4.8%
Acquisition costs	1,539	—	1,539	100.0%
Total expenses	147,636	144,842	2,794	1.9%

Operating income	58,951	66,847	(7,896)	(11.8)%

Interest income	331	485	(154)	(31.8)%
Interest expense	(41,786)	(45,154)	3,368	7.5%
Equity in earnings of equity investments	2,957	—	2,957	100.0%
Income from continuing operations before income tax expense	20,453	22,178	(1,725)	(7.8)%
Income tax expense	(176)	(451)	275	61.0%
Income from continuing operations	20,277	21,727	(1,450)	(6.7)%
Discontinued operations:
Income from discontinued operations	1,816	6,339	(4,523)	(71.4)%
Gain on sale of properties	50,106	57,658	(7,552)	(13.1)%
Net income	72,199	85,724	(13,525)	(15.8)%
Preferred distributions	(12,667)	(12,667)	—	—%
Net income available for common shareholders	$59,532	$73,057	$(13,525)	(18.5)%

Weighted average common shares outstanding – basic	223,730	227,251	(3,521)	(1.6)%

Weighted average common shares outstanding – diluted	252,923	256,444	(3,521)	(1.4)%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.03	$0.04	$(0.01)	(25.0)%
Income from discontinued operations – basic and diluted	$0.23	$0.28	$(0.05)	(17.9)%
Net income available for common shareholders – basic and diluted	$0.27	$0.32	$(0.05)	(15.6)%

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income.  Rental income decreased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to 29 properties transferred to GOV, offset by increases in rental income primarily from our Oahu, HI and Other Markets segments, as described in the segment information footnote to our condensed consolidated financial statements.  Rental income decreased in our Washington DC, Southern California and Other Markets segments by approximately $5.6 million, $1.5 million and $10.6 million, respectively, reflecting the transfer of properties to GOV.  Rental income from our Oahu, HI segment increased $2.3 million, or 14%, primarily because of an increase in weighted average rental rates for new leases and lease renewals signed during 2008.  The decrease in rental income in our Other Markets segment was offset by an increase from the acquisition of seven properties during 2009 and 50 properties during 2008.  Rental income includes non-cash straight line rent adjustments totaling $5.5 million in 2009 and $6.8 million in 2008 and amortization of acquired real estate leases and obligations totaling ($3.3) million in 2009 and ($2.3) million in 2008.  Rental income also includes lease termination fees totaling $559,000 in 2009 and $108,000 in 2008.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since July 1, 2008, offset by the transfer of 29 properties to GOV.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since July 1, 2008.  The increase in general and administrative costs reflects timing of legal and other fees and expenses.  Acquisition costs in 2009 also include certain costs related to property acquisitions that we now expense since our adoption of the Business Combinations Topic of the Codification in January 2009.

Interest expense.  The decrease in interest expense in 2009 primarily reflects a decrease in interest rates on our floating rate debt and the repurchase and retirement of $109.5 million of our senior notes.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV since its IPO in June 2009.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to a decrease in rents from 29 properties transferred to GOV and an increase in depreciation and amortization and acquisition costs, offset by income from acquisitions during 2009 and 2008, equity in earnings from GOV and a decrease in interest expense primarily from the decrease in interest rates and the repurchase of $109.5 million of our senior notes.

Income from discontinued operations.  Income from discontinued operations reflects operating results from ten office properties sold in 2009, 37 office properties sold during 2008 and one property classified as held for sale as of September 30, 2009.

Gain on sale of properties.  Net sales proceeds and gain from the sale of seven office properties in 2009 were $142.3 million and $50.1 million, respectively.  Net sales proceeds and gain from the sale of 23 office properties in 2008 were $138.5 million and $57.7 million, respectively.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the decrease in gain on sale of properties, the decrease in rents from properties sold during 2009 and 2008 and 29 properties transferred to GOV and an increase in depreciation and amortization and acquisition costs, offset by income from acquisitions in 2009 and 2008 and equity in earnings from GOV in 2009.  Net income available for common shareholders is net income reduced by preferred distributions.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$636,239	$617,134	$19,105	3.1%

Expenses:
Operating expenses	266,729	254,038	12,691	5.0%
Depreciation and amortization	146,159	136,625	9,534	7.0%
General and administrative	28,907	27,037	1,870	6.9%
Acquisition costs	2,287	—	2,287	100.0%
Total expenses	444,082	417,700	26,382	6.3%

Operating income	192,157	199,434	(7,277)	(3.6)%

Interest income	839	903	(64)	(7.1)%
Interest expense	(129,912)	(134,577)	4,665	3.5%
Gain on early extinguishment of debt	20,686	—	20,686	100.0%
Equity in earnings of equity investments	3,818	—	3,818	100.0%
Income from continuing operations before income tax expense	87,588	65,760	21,828	33.2%
Income tax expense	(518)	(611)	93	15.2%
Income from continuing operations	87,070	65,149	21,921	33.6%
Discontinued operations:
Income from discontinued operations	8,700	18,408	(9,708)	(52.7)%
Gain on sale of properties	79,157	97,625	(18,468)	(18.9)%
Net income	174,927	181,182	(6,255)	(3.5)%
Preferred distributions	(38,001)	(38,001)	—	—%
Net income available for common shareholders	$136,926	$143,181	$(6,255)	(4.4)%

Weighted average common shares outstanding – basic	224,342	226,052	(1,710)	(0.8)%

Weighted average common shares outstanding – diluted	253,535	255,245	(1,710)	(0.7)%

Earnings per common share:
Income from continuing operations available for common shareholders – basic and diluted	$0.22	$0.12	$0.10	83.3%
Income from discontinued operations – basic and diluted	$0.39	$0.51	$(0.12)	(23.5)%
Net income available for common shareholders – basic and diluted	$0.61	$0.63	$(0.02)	(3.2)%

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income.  Rental income increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to increases in rental income from our Other Markets and Oahu, HI segments, offset by a decrease in rental income from the transfer of 29 properties to GOV, as described in the segment information footnote to our condensed consolidated financial statements.  Rental income from our Other Markets segment increased $21.3 million, or 6%, primarily because of the acquisition of seven properties during 2009 and 50 properties during 2008.  Rental income from our Oahu, HI segment increased $4.4 million, or 9%, primarily because of an increase in weighted average rental rates for new leases and lease renewals signed during 2008.  Rental income from our Washington DC, Southern California and Other Markets segments decreased by $6.9 million, $1.9 million and $14.3 million, respectively, due to the transfer of 29 properties to GOV in June 2009.  Rental income includes non-cash straight line rent adjustments totaling $6.6 million in 2009 and $11.7 million in 2008 and amortization of acquired real estate leases and obligations totaling ($8.1) million in 2009 and ($7.0) million in 2008.  Rental income also includes lease termination fees totaling $1.1 million in 2009 and $2.3 million in 2008.

Total expenses.  The increase in total expenses primarily reflects our acquisition of properties since January 1, 2008, offset by the transfer of 29 properties to GOV in June 2009.  The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since January 1, 2008.  Acquisition costs in 2009 also include certain costs related to property acquisitions that we now expense since our adoption of the Business Combinations Topic of the Codification in January 2009.

Interest expense.  The decrease in interest expense in 2009 primarily reflects a decrease in interest rates on our floating rate debt and the repurchase and retirement of $109.5 million of our senior notes.

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

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on early extinguishment of debt and income from acquisitions in 2009 and 2008, offset by an increase in depreciation and amortization expense and the transfer of 29 properties to GOV.

Income from discontinued operations.  Income from discontinued operations reflects operating results from ten office properties sold in 2009, 37 office properties sold during 2008 and one property classified as held for sale as of September 30, 2009.

Gain on sale of properties.  Net sales proceeds and gain from the sale of ten office properties in 2009 were $212.1 million and $79.2 million, respectively.  Net sales proceeds and gain from the sale of 28 office properties in 2008 were $220.3 million and $97.6 million, respectively.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to a decrease in rents from the transfer of 29 properties to GOV in June 2009, a decrease in rents from properties sold in 2009 and 2008 and an increase in depreciation and amortization expense, offset by the gain on early extinguishment of debt, the decrease in floating interest rates and the repurchase and retirement of some of our senior notes and income from acquisitions in 2009 and 2008.  Net income available for common shareholders is net income reduced by preferred distributions.

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

We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  The continued volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be partially offset by the pass through of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $233.6 million, ($270.4) million and $54.5 million, respectively, for the nine months ended September 30, 2009, and $240.5 million, ($182.2) million and ($53.3) million, respectively, for the nine months ended September 30, 2008.  Changes in all three categories between 2009 and 2008 are primarily related to property acquisitions and sales in 2009 and 2008, repayments and issuances of debt obligations, the repurchase of our common shares and debt securities in 2009, and the reduction in our quarterly common share distribution rate in 2009.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750 million unsecured revolving credit facility with a group of institutional lenders.  The credit facility matures on August 22, 2010; subject to certain conditions, at our option, this facility’s maturity date can be extended to August 22, 2011 upon our payment of a fee.  At September 30, 2009, there was $241 million outstanding and $509 million available under our revolving credit facility, and we had cash and cash equivalents of $33.2 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties and net proceeds of offerings of equity or debt securities to fund possible repurchases of our equity and debt securities, continuing operations and future property acquisitions.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt maturities and weighted average interest rates as of September 30, 2009, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2009	$2,294	$—	$—	$2,294	6.7%
2010	9,507	241,000	50,000	300,507	2.3%
2011	260,302	168,219	—	428,521	4.5%
2012	32,336	—	150,680	183,016	7.0%
2013	5,080	—	190,980	196,060	6.5%
2014	17,119	—	244,655	261,774	5.7%
2015	5,415	—	436,000	441,415	6.0%
2016	59,220	—	400,000	459,220	6.2%
2017	4,345	—	250,000	254,345	6.3%
2018	4,632	—	250,000	254,632	6.6%
2019	4,937	—	—	4,937	6.4%
2020 and thereafter	43,981	—	—	43,981	6.5%
	$449,168	$409,219	$1,972,315	$2,830,702	5.6%

(1)  Total debt as of September 30, 2009, net of unamortized premiums and discounts, equals $2,816,201.

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

Although capital markets have recently improved, during the last 12 months capital markets conditions have been generally challenging.  We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  However, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

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

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2009, we funded improvements to our owned properties totaling $35.5 million and we purchased eight office properties for $399.4 million, and one industrial property for $34.0 million, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

In October 2009, we purchased one industrial property with approximately 338,000 square feet of space for a total purchase price of $17.1 million, excluding closing costs.  As of November 6, 2009, we have an agreement to acquire one property with approximately 415,000 square feet of space for a purchase price of $165.0 million, excluding closing costs.  This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies, we can provide no assurances that we will purchase this property.

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million.  As of September 30, 2009, we have sold 47 of these properties containing 2,161,000 square feet of space for $562.0 million, excluding closing costs, and recognized gains totaling approximately $216.3 million.  One of the buildings originally included in these agreements with an allocated value of $3.0 million is no longer subject to an agreement for sale.  In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we continue to own.

In June 2008, we also agreed to sell one additional property to a third party for $15.0 million, excluding closing costs.  We expect the closing of this sale to occur in 2010.  Our obligation to complete this sale is subject to various conditions typical of commercial real estate transactions.  We can provide no assurance that we will sell the building or that the sale will be completed in 2010 or sooner.

In January 2009, we announced that our board authorized a buy back program for up to $100 million of our common shares during 2009.  We purchased 4,050,000 common shares for $14.5 million, including transaction costs, at an average price of $3.57 per share, but have not repurchased any shares since March 31, 2009.  Although this repurchase authority has not been rescinded, in view of the recent increases in the trading prices of common shares of REITs, including our common shares, and the continuation of restrictive conditions in the debt markets, it appears that we may not spend the full authorized amount for common share purchases before the end of 2009, unless capital market conditions change.

During the nine months ended September 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  These certificates are included in other assets in our condensed consolidated balance sheet as of September 30, 2009.  These certificates had an estimated fair market value of $7.3 million as of September 30, 2009.

During the nine months ended September 30, 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million using cash on hand and borrowings under our revolving credit facility.  In connection with these transactions, we recognized gains totaling $20.7 million, net of unamortized deferred financing fees and note discounts.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered into a new $250 million secured credit facility with a group of commercial banks.  The $250 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility.

In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250 million secured credit facility was transferred to GOV and is no longer our obligation.   In connection with this transaction, we and GOV entered into a transaction agreement which governs our separation and relationship with GOV.  Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us any of 18 additional buildings (containing approximately 2,200,000 square feet of rental space) that are majority leased to government tenants which we continue to own after the GOV IPO.  At September 30, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $156.1 million and a market value, based on quoted market prices, of $238.9 million ($24.01 per share).

During the three and nine months ended September 30, 2009 and 2008, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Tenant improvements	$8,727	$15,853	$18,812	$30,632
Leasing costs	5,884	3,906	9,743	11,856
Building improvements (1)	1,563	2,267	8,931	7,009
Development, redevelopment and other activities (2)	3,305	3,882	7,741	10,328

(1)	Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.
(2)	Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2009, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total (1)
Square feet leased during the period	518	618	1,136
Total commitments for tenant improvements and leasing costs	$3,085	$4,095	$7,180
Leasing costs per square foot (whole dollars)	$5.96	$6.63	$6.32
Average lease term (years)	5.4	4.4	4.6
Leasing costs per square foot per year (whole dollars)	$1.10	$1.51	$1.37

(1)   Excludes properties classified in discontinued operations.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of September 30, 2009.

Debt Covenants

Our principal debt obligations at September 30, 2009 were our unsecured revolving credit facility and our $2.1 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2009, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we have $442.1 million of mortgage notes outstanding at September 30, 2009.

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

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Person Transactions

In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million.  As of September 30, 2009, we have sold 47 of these properties containing 2,161,000 square feet of space for $562.0 million, excluding closing costs, and recognized gains totaling approximately $216.3 million.  One of the buildings originally included in these agreements with an allocated value of $3.0 million is no longer subject to an agreement for sale.  In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we continue to own.  SNH was formerly our subsidiary; both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH.  The terms of these transactions between us and SNH were negotiated by special committees of our and SNH’s Boards of Trustees composed solely of Independent Trustees who are not Independent Trustees of both companies.

As of September 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

During April 2009, we transferred 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered a new $250 million secured credit facility with a group of commercial banks.  The $250 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility.

In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250 million secured credit facility was transferred to GOV and is no longer our obligation.  In connection with this transaction, we and GOV entered a transaction agreement which governs our separation and relationship with GOV.  Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us any of 18 additional buildings (containing approximately 2,200,000 square feet of rental space) that are majority leased to government tenants which we continue to own after the GOV IPO.  At September 30, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $156.1 million and a market value, based on quoted market prices, of $238.9 million ($24.01 per share).  Both we and GOV are managed by RMR and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV.

For more information about our related person transactions, including our transactions with GOV, our sales of properties to SNH, our management contracts with RMR, our investment in AIC and the risks which may arise from these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular our Current Report on Form 8-K dated June 8, 2009, the section entitled “Risk Factors” in the Annual Report, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and our Quarterly Reports on Form 10-Q, and the section entitled “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2009 Annual Shareholders Meeting, which are available at the SEC website: www.sec.gov.

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

At September 30, 2009, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018

No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:

$231.6 million	6.814%	2011
$30.1 million	7.435%	2011
$24.1 million	8.050%	2012
$5.0 million	6.000%	2012
$13.3 million	4.950%	2014
$8.6 million	5.760%	2016
$41.6 million	6.030%	2016
$12.7 million	7.360%	2016
$4.6 million	6.750%	2022
$15.3 million	6.140%	2023
$8.8 million	5.710%	2026
$13.9 million	6.060%	2027
$39.7 million	6.794%	2029

Our secured notes are secured by 27 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at September 30, 2009, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $15.5 million.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at September 30, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $70 million.

HRPT PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

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

At September 30, 2009, we had $241 million outstanding and $509 million available for drawing under our unsecured revolving credit facility and $168.2 million outstanding on our floating rate senior notes.  Our revolving credit facility and floating rate senior notes mature in August 2010 and March 2011, respectively.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior notes was 1.4% during the nine months ended September 30, 2009.  A change in interest rates would not affect the value of these floating rate debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At September 30, 2009	1.4%	$409,219	$5,729
10% reduction	1.3%	$409,219	$5,320
10% increase	1.5%	$409,219	$6,138

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HRPT PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY ECONOMIC CONDITIONS,

•                  OUR ACQUISITION AND SALE OF PROPERTIES,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR EQUITY HOLDINGS IN OUR FORMERLY WHOLLY OWNED SUBSIDIARY, GOV,

•                  OUR RECEIPT OF DIVIDENDS FROM GOV,

•                  OUR ABILITY TO SELL OUR SHARES OF GOV,

•                  OUR PARTICIPATION IN THE INSURANCE COMPANY FORMED WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•                  LITIGATION COMMENCED BY US TO DECLARE RECENT HAWAII STATE LEGISLATION WHICH SEEKS TO LIMIT RENT INCREASES AT OUR LEASED INDUSTRIAL AND COMMERCIAL LANDS IN HAWAII TO BE IN VIOLATION OF THE UNITED STATES CONSTITUTION, AND

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND THEIR AFFILIATES, AND

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS.

HRPT PROPERTIES TRUST

FOR EXAMPLE:

•                  THE CURRENT U.S. ECONOMIC RECESSION AND PERIOD OF HIGH UNEMPLOYMENT MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED, OCCUPANCY AND RENTS AT OUR PROPERTIES MAY DECLINE, AND OUR TENANTS MAY BECOME UNWILLING OR UNABLE TO PAY OUR RENTS,

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

•                  THE DIVIDENDS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES,

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT,

•                  THIS REPORT ON FORM 10-Q STATES THAT WE HAVE REPURCHASED SOME OF OUR OUTSTANDING EQUITY AND DEBT SECURITIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL CONTINUE TO REPURCHASE OUR EQUITY OR DEBT SECURITIES.  IN FACT, WE HAVE REPURCHASED OUR SECURITIES ON AN OPPORTUNISTIC BASIS, WHEN OPPORTUNITIES TO DO SO HAVE BEEN AVAILABLE TO US AT PRICES WE BELIEVE ARE ATTRACTIVE AND WHEN WE HAVE HAD AVAILABLE FINANCIAL RESOURCES.  IN OUR DISCRETION, WE MAY ACCELERATE, DELAY, DISCONTINUE OR RESTART MAKING SUCH PURCHASES AT ANY TIME, AND

•                  COURT RULINGS DURING LITIGATION CAN OFTEN CAUSE UNEXPECTED RESULTS.  ALSO, LITIGATION IS OFTEN EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCES REGARDING THE OUTCOME OF THE LITIGATION WE HAVE COMMENCED IN HAWAII.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

HRPT PROPERTIES TRUST

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

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HRPT PROPERTIES TRUST, DATED JULY 1, 1994, AS AMENDED AND SUPPLEMENTED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HRPT PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HRPT PROPERTIES TRUST.  ALL PERSONS DEALING WITH HRPT PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HRPT PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HRPT PROPERTIES TRUST

Part II.   Other Information

Item 1.    Legal Proceedings

On August 14, 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United State Constitution.  On September 28, 2009, we filed a motion for summary judgment of our claims.  A hearing is currently scheduled for December 7, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2009, pursuant to our incentive share award plan we granted an aggregate of 152,000 common shares of beneficial interest, par value $0.01 per share, to our officers and certain employees of our manager, Reit Management & Research LLC, valued at $7.52 per common share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.            Other Items.

On November 6, 2009, our board approved our amended and restated bylaws.  Those amended and restated bylaws clarify the existing bylaw provisions imposing liability on shareholders for, and obligating a shareholder to indemnify and hold us harmless from and against, all costs, expenses, penalties, fines or other amounts arising from the shareholder’s breach of any provision of our declaration of trust or bylaws and other conforming and clarifying changes, and include arbitration provisions for the resolution of certain disputes, claims and controversies.

Section 15.2 of our amended and restated bylaws now expressly provides that matters for which a shareholder is liable to and obligated to indemnify and hold us harmless include any breach or failure to fully comply with any covenant, condition or provision of our declaration of trust or bylaws, including the advance notice provisions pertaining to shareholder nominations and other proposals, and applies to derivative actions brought against us in which the shareholder is not the prevailing party.  Our amended and restated bylaws also include a new Article XVI, which provides that actions brought against us or any trustee, officer, manager (including RMR or its successor), agent or employee of us, by a shareholder, including derivative and class actions, shall, on the demand of any party to such dispute, be resolved through binding arbitration in accordance with the procedures set forth in our amended and restated bylaws.

The foregoing description of our amended and restated bylaws is not complete and is subject to and qualified in its entirety by reference to the amended and restated bylaws, a copy of which is attached as Exhibit 3.1, and which amended and restated bylaws are incorporated herein by reference.  In addition, a marked copy of our amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.2.

Item 6.    Exhibits

3.1	Amended and Restated Bylaws, as amended and restated as of November 6, 2009. (filed herewith)

3.2	Amended and Restated Bylaws, as amended and restated as of November 6, 2009 (marked). (filed herewith)

10.1

Second Amendment to Purchase and Sale Agreement, dated as of September 1, 2009, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma).  (filed herewith)

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
Dated: November 6, 2009

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 6, 2009