Form 10-K
period 2009-12-31
HRPT PROPERTIES TRUST
filed 2010-02-23
CIK 803649

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9317

HRPT PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)
400 Centre Street, Newton, Massachusetts 02458 (Address of Principal Executive Offices) (Zip Code)

617-332-3990
(Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
8 3/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange
7.50% Senior Notes due 2019	New York Stock Exchange

           Securities registered pursuant to section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated flier," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting common shares of the registrant held by non-affiliates was $899.7 million based on the $4.06 closing price per common share for such stock on the New York Stock Exchange on June 30, 2009. For purposes of this calculation, an aggregate of 1,101,784 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 1,000,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

           Number of the registrant's common shares outstanding as of February 23, 2010: 223,860,241.

           References in this Annual Report on Form 10-K to the "Company", "HRP", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our to be filed definitive Proxy Statement for the 2010 Annual Meeting of Shareholders scheduled to be held on April 14, 2010, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  THE CREDIT QUALITY OF OUR TENANTS,

  •
  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

  •
  OUR ACQUISITIONS AND SALES OF PROPERTIES,

  •
  OUR ABILITY TO COMPETE EFFECTIVELY,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS, AND THE AMOUNT OF SUCH DISTRIBUTIONS,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER, AND OUR ABILITY TO RENEW OR REFINANCE, OUR REVOLVING CREDIT FACILITY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY FORMED WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND ITS RELATED ENTITIES AND CLIENTS,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS, AND

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES.

FOR EXAMPLE:

  •
  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES SERIOUS OR FURTHER DEPRESSED, OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

  •
  CONTINGENCIES IN OUR COMMITTED ACQUISITIONS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES,

  •
  OUR PARTICIPATION IN AFFILIATES INSURANCE COMPANY, OR AIC, INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT, AND

  •
  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER "ITEM 1A. RISK FACTORS".

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN OUR TENANTS' FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR INCORPORATED HEREIN BY REFERENCE IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

 HRPT PROPERTIES TRUST
2009 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A.

PART I

Item 1.    Business.

        The Company.    We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, including office and industrial buildings and leased industrial land. For a discussion and information regarding our operating segments, see our financial statements beginning on page F-1.

        As of December 31, 2009, we owned 518 properties for a total investment of $6.3 billion at cost, and a depreciated book value of $5.4 billion, excluding properties classified as held for sale. Our portfolio, exclusive of properties held for sale, includes 332 office properties with 35.3 million square feet and 186 industrial and other properties with 31.5 million square feet. Our 186 industrial and other properties include 17.9 million square feet of leased industrial and commercial lands in Oahu, Hawaii. In addition, we owned 9,950,000, or 46.3%, at December 31, 2009, and 31.8% at February 23, 2010, of the common shares of beneficial interest of Government Properties Income Trust, or GOV, a former subsidiary that is now separately listed on the New York Stock Exchange, or the NYSE. GOV is a REIT that owns properties that are majority leased to government tenants.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 332-3990.

        Our investment, financing and disposition policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval. Our investment goals are current income for distribution to shareholders and capital growth from appreciation in the value of properties. Our income is derived primarily from rents.

        Investment Policies.    In evaluating potential investments and asset sales, we consider various factors, including but not limited to, the following:

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

        We attempt to acquire properties which will enhance the diversity of our portfolio with respect to tenants and locations. However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties in one geographic area, in properties leased to any one tenant or in properties leased to an affiliated group of tenants. We have, however, entered into separate agreements with two of our former wholly owned subsidiaries, GOV and Senior Housing Properties Trust, or SNH, that place certain restrictions on our ability to invest, in the case of GOV's agreement, in properties majority leased to government tenants or, in the case of SNH's agreement, in medical office, clinic and biomedical, pharmaceutical and laboratory buildings (subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use). We do not believe that these restrictions limit our ability to achieve a diverse portfolio with respect to tenants.

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

        In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies. We may undertake such considerations in the future. A principal goal of any such transaction will be to increase our revenues and profits and diversify their sources.

        Disposition Policies.    From time to time we consider the sale of properties or investments. Disposition decisions are made based on a number of factors including, those set forth above under Investment Policies, and the following:

  •
  the proposed sale price;

  •
  the strategic fit of the property or investment with the rest of our portfolio; and

  •
  the existence of alternative sources, uses or needs for capital.

        Financing Policies.    We currently have a $750.0 million revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt. This credit facility matures in August 2010, and we have an option to extend the facility an additional year for a fee. The annual interest payable for amounts drawn under the facility is LIBOR plus 0.55%. At December 31, 2009, $110.0 million was outstanding under our revolving credit facility. We continue to monitor banking market conditions and to date have not made a decision to either pursue a new or amended revolving credit facility, or exercise our one year extension option.

        Our revolving credit facility agreement and our senior note indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing: we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility or by the issuance of additional equity or debt securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

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

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 332-3990. RMR also acts as the manager to GOV, Hospitality Properties Trust, or HPT, and SNH, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, and TravelCenters of America LLC, or TA. Barry M. Portnoy is the Chairman and a director of RMR and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. David M. Lepore, John A. Mannix and John C. Popeo are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 23, 2010, RMR had approximately 600 full time employees, including a headquarters staff and regional offices and personnel located throughout the United States.

        Competition.    Investing in and operating office and industrial real estate is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        For additional information on competition and the risks associated with our business, please see "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys of the properties we own prior to their purchase and we considered those costs when determining an acceptable purchase price. Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheets and included in the cost of the real estate acquired. Some of our industrial lands in Oahu, HI have been historically used for environmentally dangerous purposes; and we may have to engage in potentially expensive environmental clean up at these properties in the future, especially if we change the use of these properties. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

        Internet Website.    Our internet website address is www.hrpreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, Massachusetts, 02458. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and none of the information on our website is incorporated by reference into this Annual Report on Form 10-K.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

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

        The Internal Revenue Code of 1986, as amended, or the IRC, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

  •
  an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

        If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be "essentially equivalent to a dividend" as defined by the IRC. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in

Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is "substantially disproportionate" with respect to the surrendering shareholder's ownership in us, (2) results in a "complete termination" of the surrendering shareholder's common and preferred share interest in us, or (3) is "not essentially equivalent to a dividend" with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder. In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder's tax basis in the repurchased preferred shares generally will be transferred to the shareholder's remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2009 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status at all times during which we intend for the subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

        Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

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

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after December 31, 2004 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for as long as we own more than 9.8% of GOV's outstanding shares, the transaction agreement provides that we and GOV will limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and also that we and GOV agree to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws and in the transaction agreement will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect, and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  Our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2008 taxable year and earlier, 20%) of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Our Former Investment in SNH.    For several years, we owned a significant minority, in excess of 10%, of SNH shares, and we believe that SNH during these years qualified as a REIT under the IRC. We sold all our SNH shares in 2006 and no longer own any material stake in that company. For any of our taxable years in which SNH qualified as a REIT, our investment in SNH counted favorably toward the REIT asset tests and our gains and dividends from SNH shares counted as qualifying income under both REIT gross income tests. However, because we did not and could not control SNH's compliance with the federal income tax requirements for REIT qualification, we joined with SNH in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective January 1, 2001, and we reaffirmed this protective election every January 1 since then through January 1, 2006. Pursuant to this protective taxable REIT subsidiary election, we believe that if SNH was not a REIT, it would instead be considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that SNH's failure to qualify as a REIT would not have jeopardized our own qualification as a REIT even though we owned more than 10% of it.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

        Pursuant to Revenue Procedure 2010-12 and for taxable years ending on or before December 31, 2011, the IRS has indicated that it will respect certain distributions from a publicly traded REIT paid partly in cash and partly in stock as distributions that count toward the REIT's annual distribution requirements. Under Revenue Procedure 2010-12, a publicly traded REIT may pay a distribution partly in shares if each shareholder is permitted to elect to receive his or her distribution in either shares or cash, provided that: (a) the amount of cash that is set aside to be distributed, or cash limitation, is not less than 10% of the total distribution; and (b) if the aggregate amount of cash that shareholders elect to receive exceeds the cash limitation, the full amount of the allocated cash will be distributed pro rata to each shareholder electing to receive cash, such amount being at least 10% of each such shareholder's total distribution. Accordingly, if we elect to pay a distribution to our common shareholders partly in cash and partly in shares with a cash election feature in accordance with this Revenue Procedure 2010-12, then the total distribution will include both the stock component and the cash component, and your tax liability with respect to that distribution may exceed the amount of cash that you receive.

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

        Under Section 108(i) of the IRC, we may elect to defer recognition of income from the 2009 or 2010 discharge of indebtedness arising from our repurchase and retirement of our outstanding debt. To the extent we make such an election, we will recognize the deferred income ratably over a five-year period commencing in 2014, subject to possible acceleration upon the occurrence of certain events. As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our recognition of taxable income pursuant to the election. Once made, an election under Section 108(i) of the IRC is irrevocable.

Our Relationship with GOV

        Our formation of GOV, followed by GOV's issuance of its shares to the public in its initial public offering, or IPO, impacted our own REIT qualification and taxation under the IRC in the following manner.

        Formation of GOV.    Prior to its IPO, GOV and its wholly-owned subsidiaries were wholly owned by us. During this period, GOV and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of GOV and its subsidiaries during this period, including in particular the outstanding indebtedness on the GOV credit facility, were treated as ours. Under the transaction agreement we entered with GOV at the time of GOV's initial public offering, or the transaction agreement, the federal income tax liabilities and federal income tax filings for GOV and its subsidiaries for this period are our responsibility.

        Our Taxation upon GOV's IPO.    When GOV first issued shares to persons other than us (the "Effective Time"), GOV ceased to be wholly owned by us. As a consequence, GOV and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, GOV became regarded as a separate corporation that is expected to satisfy the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate GOV. In particular, there was a "Deemed Exchange" for federal income tax purposes at the time when GOV ceased to be wholly owned by us, and this Deemed Exchange encompassed the following features:

  •
  The cash, assets, and liabilities distributed from GOV to us prior to its issuance of shares in the IPO were treated as cash, assets, and liabilities retained by us and not included in the Deemed Exchange.

  •
  The assets retained by GOV were treated as though contributed by us to GOV in the Deemed Exchange.

  •
  The liabilities retained by GOV (other than the approximately $6 million reimbursement obligation to us), including in particular the outstanding balance on the GOV credit facility, were treated as liabilities of ours that were assumed by GOV in the Deemed Exchange.

  •
  We were treated as receiving, as consideration in the Deemed Exchange, (1) the GOV shares that we owned immediately after the Effective Time, (2) the liabilities retained by GOV and treated as assumed by it from us in the Deemed Exchange, plus (3) GOV's obligation to reimburse us for approximately $6 million that we advanced to GOV.

For the Deemed Exchange to have been nontaxable to us for federal income tax purposes (except up to the extent of the approximately $6 million reimbursement obligation to us from GOV), each of the three issues discussed below must be concluded upon favorably. Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for certain amounts that we advanced to GOV, all for the reasons discussed below.

        First, Section 351(e) of the IRC must not have applied to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Sections 351(a) and 351(b) treatment altogether. Section 351(e) and applicable regulations provide that, if our contribution of assets to GOV in the Deemed Exchange resulted, directly or indirectly, in diversification for us, then Sections 351(a) and

351(b) would not apply to the Deemed Exchange. Because GOV is expected to be a REIT for its taxable year that commenced at the Effective Time and because the public was viewed as having contributed cash to GOV in the Deemed Exchange, our contribution of assets to GOV in the Deemed Exchange was automatically treated as resulting in diversification for us unless the assets we contributed to GOV in the Deemed Exchange were already a diversified portfolio. That is, if the GOV portfolio was already a diversified portfolio, then the Deemed Exchange did not result in diversification for us, and thus Section 351(e) did not apply. Regulations under Section 351(e) provide a diversification standard for investment securities, including a provision that treats federal government securities as automatically diversified; but these regulations do not provide a diversification standard for real estate. Still, the IRS has over the years issued several private letter rulings on diversified real estate portfolios, in each instance concluding that the real estate portfolio in question was a diversified portfolio and thus that Section 351(e) was inapplicable. These private letter rulings do not consistently cite the same diversification factors, but cumulatively they reference similar factors such as geographic diversity, tenant diversity, lease length diversity and asset type diversity. Although private letter rulings are not precedential and cannot be relied upon by taxpayers other than the ones to whom they are addressed, they do provide insight into how the IRS interprets and applies the federal income tax law.

        We believe that the GOV real estate portfolio at the Effective Time was diversified for Section 351(e) purposes, given the properties' diversity in geography, size, age, operating history and remaining lease length. We believe that having the federal government as the principal tenant in most of the GOV portfolio did not detract from the diversified nature of these properties for several reasons, including:

  •
  notwithstanding the presence or absence of tenant diversification, the owner of the portfolio continued to have an economic stake in each individual property through its residual interest in each property at the expiration of each property's lease(s);

  •
  the portfolio's modest number of tenants was consistent with the business model of other publicly traded REITs and with prudent real estate practices generally;

  •
  tenant diversity may be a proxy for diverse outcomes as to lease renewals, and the GOV portfolio's outcomes as to lease renewals were sufficiently diversified because the properties were leased to many different government agencies, some of which may have had renewal needs and others of which may not have;

  •
  tenant diversity may also be a proxy for exposure to diverse credit profiles, but as with federal government securities, which are treated as automatically diversified in the context of an investment securities portfolio, presumably on the theory that there is little or no credit risk, so too should real estate tenanted by the federal government be treated as automatically diversified in the context of a real estate portfolio.

Based on the above analysis, we believe that Section 351(e) did not apply to the Deemed Exchange.

        Second, Section 357(a) provides that liabilities assumed by a transferee from a transferor, in connection with a transfer of assets from the transferor to the transferee governed by Sections 351(a) and 351(b), will not be taxable consideration to the transferor. However, Section 357(b) provides that Section 357(a) will not apply, and thus all assumed liabilities will constitute taxable consideration (up to the amount of actual realized gains), if any liability assumption in the transaction was made either with a purpose to avoid federal income tax or without a bona fide business purpose. In Revenue Ruling 79-258, 1979-2 C.B. 143, and in several subsequent private letter rulings, the IRS applied Sections 357(a) and 357(b) to conclude that a proportional part of the total debt of a parent corporation can be allocated to the properties and assets contributed to a new subsidiary and that this proportional part can be assigned to and assumed by the subsidiary as follows: the subsidiary may assume a new debt, the loan proceeds of which are used by the parent to pay down the parent's other, older debt. In effect, the new debt is successor indebtedness of the parent which has been proportionately assigned to and assumed by the subsidiary. We and GOV attempted to structure the Deemed Exchange so as to come within the principles articulated in these published and private rulings, and we believe that we did so. For example, based on our computations, in the Deemed Exchange we and GOV believe that we allocated, and therefore that GOV assumed in the form of the GOV credit facility and GOV's other liabilities, no more than a proportional part of our overall indebtedness prior to the Deemed Exchange. Accordingly, we believe that GOV's assumption of liabilities from us in the Deemed Exchange was nontaxable consideration to us under Section 357(a) of the Code.

        Third, related to but perhaps distinct from the preceding issue under Sections 357(a) and 357(b) of the IRC, Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases apply a judicial recharacterization rule to pre-transaction dividends funded from newly borrowed proceeds. Under this case law, part or all of a pre-transaction dividend funded from a new borrowing is recharacterized as a taxable sale for cash, if the borrowing is paid off post-transaction with proceeds from cash investors, and if the new borrowing is temporary and supported by the impending cash investment. This case law, to the extent it was applicable to our transactions with GOV, would have overturned our nontaxable treatment of the debt funded, cash dividend paid by GOV to us prior to the Deemed Exchange, and instead would have recharacterized that cash flow as our cash sale of a portion of GOV to the new public shareholders of GOV, a characterization which would have rendered Sections 351(a) and 351(b) of the IRC inapplicable. For a number of reasons, we believe that this case law did not apply to our transactions with GOV, and thus that the Deemed Exchange was properly governed by Sections 351(a), 351(b) and 357(a) of the IRC. As discussed above, under the authority of Revenue Ruling 79-258, 1979-2 C.B. 143, and subsequent private letter rulings, the GOV credit facility and the dividend to us funded from that credit facility were not properly viewed as a new borrowing and associated dividend but instead as the mechanism by which no more than a proportional amount of our overall debt was fairly assigned to and assumed by GOV. Further, the GOV credit facility and the associated dividend were put in place and completed before the outcome of GOV's IPO was known. In our view, this timing not only demonstrates that the GOV credit facility and associated dividend were a separate, independent step from the IPO for federal income tax purposes, but also demonstrates that the lenders underwriting GOV's credit facility, which has a four-year term inclusive of renewal options, looked to the security of GOV's portfolio and revenues rather than the success of GOV's IPO. In addition, when the GOV credit facility was put in place, the amount of cash that might have been raised in a potential IPO was not known, and thus that cash amount could have been greater than or less than the amount outstanding on the GOV credit facility at the Effective Time. Finally, the case law at issue involves pre-transaction dividends where the underlying transaction is already a sale of subsidiary stock between a seller and a buyer, typically for cash, and so the effect of the judicial recharacterization is merely to convert the subject dividend proceeds into additional sale proceeds. However, our transactions with GOV and the Deemed Exchange were different because there was no sale by us to the public of GOV shares included in the baseline set of transactions, and we thus believe it would have been improper to recharacterize a pre-transaction dividend as a sale in circumstances in which no sale is formally occurring.

        Consequences if Deemed Exchange Were Taxable.    Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for certain amounts that we advanced to GOV. However, upon review the IRS or a court might conclude otherwise. For example, contrary to Sullivan & Worcester LLP's opinion and our belief, the IRS or a court might take one or more of the following views: that the GOV portfolio was not a diversified portfolio for purposes of Section 351(e) of the IRC; that the assumption of liabilities by GOV from us in the Deemed Exchange was governed by Section 357(b) rather than Section 357(a) of the IRC; or that the debt funded, cash dividend paid by GOV to us was properly recharacterized as sale proceeds that preclude the application of Sections 351(a) and 351(b) of the IRC. If we were unsuccessful in challenging any such adverse determination, then we would recognize most or all of the taxable gain in the GOV portfolio, computed as discussed below. We expect that any taxable gain that we recognized or may be required to recognize, including the up to approximately $6 million of gain we recognized under Section 351(b), would be treated as capital gain, subject to ordinary income treatment for any depreciation recaptured under Sections 1245 and 1250 of the IRC.

        If the Deemed Exchange were not governed by Sections 351(a), 351(b) and 357(a), our recognized taxable gain in the GOV portfolio would generally have equaled our aggregate amount realized in the Deemed Exchange, minus our aggregate adjusted tax basis in the GOV portfolio immediately before the Effective Time. Our aggregate amount realized in the Deemed Exchange equaled the sum of (1) the fair market value of the GOV shares that we owned immediately after the Effective Time, (2) the liabilities that GOV was treated as assuming from us in the Deemed Exchange, and (3) the approximately $6 million reimbursement obligation from GOV to us. Employing the valuation methodologies described below, we estimate that, if contrary to our expectation we recognized significant gain as a result of the Deemed Exchange, then this taxable gain would have been approximately $85 million.

        In computing our aggregate amount realized, we were required to value for federal income tax purposes the GOV shares that we owned immediately after the Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the GOV shares that we owned immediately after the Effective Time, versus (2) the average of the reported high and low trading prices for the GOV shares in the public market on the date of the Effective Time (called the "Initial Price"). Because of the factual nature of the value of GOV shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of GOV shares generally or on the valuation of the GOV shares that we owned immediately after the Effective Time. Nevertheless, we believe that the per share fair market value of any and all GOV shares at the Effective Time was properly valued at the Initial Price for federal income tax purposes. Accordingly, the Initial Price will be used for all of our tax reporting, including for purposes of computing any gain we may have recognized in the Deemed Exchange.

        Prior to the Deemed Exchange, we held the assets comprising the GOV portfolio for investment with a view to long-term income production and capital appreciation, and the conversion of GOV into a separate REIT by means of its IPO represented a new, unique opportunity to realize the value of that investment. Accordingly, we believe that any gains we recognized in the GOV portfolio as a result of the Deemed Exchange, including in any event the up to approximately $6 million recognized as a result of Section 351(b), would not have been subject to the 100% penalty tax of Section 857(b)(6) of the IRC, described above, applicable to gains from the disposition of inventory or other property held primarily for sale to customers. Moreover, we believe that any such recognized gains from the Deemed Exchange qualified as gains from disposition of real property, and therefore counted favorably toward our compliance with the 75% and 95% gross income tests, as described above.

        If in a later year it is ultimately determined, contrary to our expectation, that we recognized additional gain or income as a result of the Deemed Exchange not qualifying under Sections 351(a), 351(b) or 357(a) of the IRC, then we may be required to amend our tax reports, including those sent to our shareholders, and we will owe federal income tax on the undistributed gain and income unless we elect to pay a sufficient deficiency dividend to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain or income is recognized, but an interest charge would be imposed upon us for the delay in distribution.

        Our Investment in GOV.    Following the Effective Time, we owned and continue to own a significant amount, in excess of 10%, of GOV shares. In general, our aggregate initial tax basis in these shares equaled our aggregate adjusted tax basis in the GOV portfolio immediately before the Effective Time, minus the liabilities accrued for federal income tax purposes and assumed by GOV from us in the Deemed Exchange, plus any gain we recognized in the Deemed Exchange, minus the approximately $6 million reimbursement obligation received by us from GOV. As discussed above, we believe that we did not recognize, and our counsel Sullivan & Worcester LLP opined that we should not have recognized, any gain in the Deemed Exchange, except up to the extent of GOV's approximately $6 million reimbursement obligation to us.

        For any of our taxable years in which GOV qualifies as a REIT, our investment in GOV will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from GOV shares will count as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we cannot control GOV's compliance with the federal income tax requirements for REIT qualification and taxation, we joined with GOV in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective June 9, 2009, and we have reaffirmed this protective election with GOV every January 1 thereafter, and may continue to do so, unless and until our ownership of GOV falls below 9.8%. Pursuant to this protective taxable REIT subsidiary election, we believe that even if GOV is not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that GOV's failure to qualify as a REIT would not jeopardize our own qualification as a REIT even though we own more than 10% of it.

        As discussed above, the transaction agreement contains provisions that require GOV and us, due to our ongoing affiliation, to refrain from taking actions that may jeopardize the other's qualifications as a REIT under the IRC. For example, each of us is obligated to limit its investment in any tenant of the other, so that neither owns more than 4.9% of any such tenant, and each of us is obligated to cooperate reasonably with the other's requests motivated by REIT qualification and taxation.

Acquisition of C Corporations

        On July 17, 2008, we acquired a C corporation in a transaction where the C corporation was ultimately merged into our disregarded entity under Treasury regulations issued under Section 7701 of the IRC, all as described in Section 381(a) of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation, and a proportionate share of the assets, liabilities and items of income, deduction and credit of the partnership in which the acquired corporation was a partner, have been treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally were treated as the successor to the acquired corporate entity's federal income tax attributes, such as the entity's adjusted tax bases in its assets and its depreciation schedules; we were also treated as the successor to the acquired corporate entity's earnings and profits for federal income tax purposes.

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten year period could be subject to tax under these rules. However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year are eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2010).

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

Acquisition of Publicly Traded Partnership

        In 2004, we acquired all of the limited partnership interests and the general partnership interest of a publicly traded partnership as well as certain of the partnership's affiliated entities. Prior to our acquisition of the publicly traded partnership and its affiliates, the acquired entities directly or indirectly owned substantially all of the outstanding equity interests in various noncorporate subsidiaries and four C corporations. However, before our acquisition of these entities, all four C corporation subsidiaries were converted into disregarded entities under Treasury regulations issued under Section 7701 of the IRC and thus considered liquidated for federal income tax purposes. Upon our acquisition, the publicly traded partnership itself and its affiliates and subsidiaries became disregarded entities of ours under Treasury regulations issued under Section 7701 of the IRC. Thus, after the 2004 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

Like-Kind Exchanges

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH. Each of these properties was sold during 2008 or 2009 except for one, which is no longer subject to an agreement for sale. On advice of counsel, we believe that each of these agreements should be viewed as a separate transaction for federal income tax purposes. We therefore entered into IRC Section 1031 like-kind exchanges for some, but not all, of the disposed properties and reported those exchanges as dispositions and exchanges separate from each other and from any cash sales.

        If, contrary to our view, the IRS recharacterizes these agreements as a composite transaction, then some or all of our realized gain on the several dispositions that were intended to be like-kind exchanges may, contrary to our expectation of nonrecognition, be recognized in full. In that event, we will not have distributed all of our capital gain for 2008 and 2009, and we may owe federal income tax on the undistributed capital gain unless we elect to pay deficiency dividends to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain is recognized, but an interest charge would be imposed upon us for the delay in distribution.

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

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31,

2010). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

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

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return, and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust and bylaws, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our series D cumulative convertible preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares and our preferred shares are and will remain widely held, and we expect the same to be true of any additional class of preferred shares that we may issue, but we can give no assurances in this regard.

        The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  •
  any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes or would otherwise violate any state or federal law or court order;

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

Item 1A.    Risk Factors.

        Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Business

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in the end of 2009, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

We may be unable to access the capital necessary to repay debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities, to maintain our properties and to invest at yields that exceed our cost of capital. However, recently there has been a significant reduction in the amount of business capital available on a global basis. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies will fail.

If the current high unemployment rate in the U.S. continues or worsens, the occupancy and rents at our properties may decline.

        If the current high unemployment rate in the U.S. worsens or continues for a prolonged period, the demand to lease office and industrial space may continue to decline. Reductions in tenant demand to lease space are likely to result in reduced occupancy and rents at our properties. Many of our operating costs, such as utilities, real estate taxes, insurance, etc., are fixed. If our rents decline our income and cash flow available for distribution will decline and we may become unable to maintain our current rate of distributions to shareholders.

We are currently dependent upon economic conditions in our four core markets: Metro Philadelphia, Pennsylvania; Oahu, Hawaii; Metro Washington, DC and Metro Boston, Massachusetts.

        Approximately 36.0% of our revenues in fiscal year 2009 were derived from properties located in our four core markets: Metro Philadelphia, PA; Oahu, HI; Metro Washington, DC and Metro Boston, MA. A continued slowing in economic conditions in these markets will likely result in reduced demand from tenants for our properties. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

We face significant competition.

        We face competition for acquisition opportunities from other investors, and this competition may subject us to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in our business; and

  •
  competition from other real estate investors, which may increase if access to credit becomes more readily available and lending terms become more lenient, may significantly increase the purchase price we must pay to acquire properties.

        In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located and more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners leasing available space at lower effective rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the net rents we are able to charge.

Increasing interest rates may adversely affect us and the value of your investment in our shares.

        There are three principal ways that increasing interest rates may adversely affect us and the value of your investment in our shares:

  •
  Funds borrowed under our revolving credit facility and certain of our other debt bear interest at variable rates. As of December 31, 2009, we had approximately $278.2 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions to you.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of your shares may decline.

Changes in the government's requirements for leased space may adversely affect us.

        Approximately 5% of our total rents pursuant to signed leases as of December 31, 2009, come from government tenants. Including rents from properties which we continue to own and our 46.3% ownership of GOV as of December 31, 2009, approximately 9% of our total rents pursuant to signed leases as of December 31, 2009, were directly or indirectly from governments. Many of our leases with government agencies allow the tenants to vacate the leased premises before the stated term expires with little or no liability. Historically, our government tenants have only rarely exercised lease termination rights and have regularly renewed leases. Nonetheless, for fiscal policy reasons, security concerns or otherwise, some or all of our government tenants may decide to vacate our properties. If a significant number of such terminations occur, our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

Our acquisitions may not be successful.

        Our business strategy contemplates acquisitions of additional properties. We cannot assure you that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. Also, property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our property acquisitions may cause us to experience losses.

Acquisition and ownership of real estate is subject to environmental and climate change risks.

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

Real estate ownership creates risks and liabilities.

        Our business is subject to risks associated with real estate ownership, including:

  •
  increased supply of similar properties in our markets;

  •
  property and casualty losses, some of which may be uninsured;

  •
  defaults and bankruptcies by our tenants;

  •
  the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  leases which are not renewed at expiration and may be relet at lower rents;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

  •
  asbestos/lead related liabilities and costs of containment or removal and other environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent properties or other parties.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2009, we had $3.0 billion in debt outstanding, which was 50.9% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent shareholders from receiving a takeover premium or implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning more than 9.8% of any class or series of our outstanding shares. These provisions may assist with our REIT compliance under the IRC. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

  •
  the division of our trustees into three classes, with the term of one class expiring each year and, in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business for a meeting of shareholders;

  •
  the two-thirds shareholder vote required for removal of trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the chief executive officer, a majority of the Independent Trustees, the Board of Trustees or the holders of a majority of our shares entitled to vote at such meeting may call shareholder meetings; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Such policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

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

        Our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent required or permitted by Maryland law. We have similar obligations under individual indemnification agreements with each of our trustees and executive officers. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with GOV, SNH and RMR and shareholder litigation against us or our trustees and officers may be referred to arbitration proceedings.

        Certain of our contracts with GOV, SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our trustees and officers may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against GOV, SNH, RMR or our trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe we have operated, and are operating, as a REIT in compliance with the IRC. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2010. Distributions paid by REITs, however, are generally not eligible for this reduced rate. The more favorable rates for corporate dividends could cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

Risks Related to Our Relationship with RMR

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as our individual investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties but does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and a director, and Adam Portnoy is President, Chief Executive Officer and a director, of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other publicly traded REITs: SNH, which owns senior living properties and medical office buildings; HPT, which owns hotels and travel centers; and GOV, which owns properties that are majority leased to government tenants. RMR also provides management services to other public and private companies, including Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals, and TA, which operates and franchises travel centers. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon increases in our funds from operations, as defined in our business management agreement with RMR. We also pay RMR property management fees based in part upon the gross rents we collect from tenants and the cost of construction we incur. For more information, see "Item 1. Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

We depend upon RMR to manage our business and implement our growth strategy.

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

        RMR's management agreements with us and with other entities managed by RMR restrict our ability to make investments in properties that are within the investment focus of another business now or in the future managed by RMR. In addition, RMR has discretion to determine whether a particular investment opportunity is within our investment focus or that of another business managed by RMR. In addition, our transaction agreements with SNH and GOV have restrictions on our right to make investments in properties that are within the investment focus of those other businesses. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of other businesses managed by RMR. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant, and, as a result, we may compete with other businesses managed by RMR for tenants. Our management agreements afford RMR discretion to determine which leasing opportunities to present to us or to other businesses managed by RMR. Accordingly, we may compete with other businesses managed by RMR for investments in properties that are not within the investment focus of us or another business managed by RMR and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor.

Risks Related to Our Securities

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2009, our subsidiaries had $624.2 million of secured debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

Our notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

        The terms of our notes may permit us to redeem all or a portion of our outstanding notes after a certain amount of time, or up to a certain percentage of the notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

        Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the real estate industry generally. Also, we have repurchased and retired $109.5 million face amount of our outstanding notes. These purchases reduced the number and amount of our notes outstanding and may decrease the liquidity of our notes.

Conversion of our series D preferred shares will dilute the ownership interests of existing shareholders.

        The conversion of some or all of our series D preferred shares, including a conversion upon exercise of a "fundamental change" (as such term is defined in the applicable articles supplementary), will dilute the ownership interests of existing shareholders. Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. In addition, the existence of the series D preferred shares may encourage short selling by market participants because the conversion of the series D preferred shares could depress the price of our common shares or for other reasons.

There is no assurance that we will continue to make distributions.

        We intend to continue to pay regular quarterly distributions to our shareholders. However:

  •
  our ability to pay distributions will be adversely affected if any of the risks described herein occur;

  •
  our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our debt indenture; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our financial condition, maintenance of our REIT tax status, and our ability to access capital. Applicable federal income tax law permits us to defer for tax purposes gains we realized in 2009 or may realize in 2010 as a result of early extinguishment of debt. As a result, differences between our income for financial reporting purposes and for applicable federal income tax purposes may affect the determination of our common share distributions. Also, through 2011, IRS rulings have expanded the ability of REITs to pay distributions in shares. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred stock are rated by Moody's Investors' Service and Standard & Poor's Ratings Services. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        General.    At December 31, 2009, we had real estate investments totaling approximately $6.3 billion in 518 properties, excluding properties classified as held for sale, that were leased to over 2,000 tenants. Our properties are located in both suburban and central business district, or CBD, areas. We have concentrations of properties in four major geographic segments: Metro Philadelphia, PA; Oahu, HI; Metro Washington, DC and Metro Boston, MA. For further information by geographic segment, see Note 9 to our consolidated financial statements included in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

        The states in which we owned real estate at December 31, 2009, excluding properties held for sale, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount(1)	Net Book Value(1)	Rent(2)
Alabama	2	$34,995	$32,969	$4,283
Arizona	9	114,950	91,884	17,441
Arkansas	1	11,876	11,138	—
California	44	328,635	272,131	51,616
Colorado	7	231,104	210,104	35,688
Connecticut	19	155,734	139,627	18,998
Delaware	2	69,930	52,067	5,931
District of Columbia	4	162,123	134,836	20,484
Florida	2	48,065	46,417	6,953
Georgia	43	261,549	233,434	30,569
Hawaii	57	645,519	639,085	74,367
Illinois	7	141,899	129,800	20,445
Indiana	4	94,134	84,749	13,992
Iowa	2	21,628	20,702	1,360
Kansas	42	127,033	121,390	19,667
Kentucky	1	11,981	10,231	1,254
Maryland	10	325,649	267,297	46,330
Massachusetts	19	326,551	266,132	49,892
Michigan	18	66,899	57,203	10,685
Minnesota	14	155,530	120,376	19,174
Missouri	7	57,635	52,379	9,323
New Hampshire	1	22,170	16,868	2,501
New Jersey	5	168,379	158,279	29,267
New Mexico	16	112,783	93,550	18,460
New York	49	356,567	306,267	52,660
North Carolina	1	9,432	8,951	744
Ohio	23	212,092	196,746	31,436
Oklahoma	1	25,828	18,916	1,994
Pennsylvania	36	1,079,860	844,193	153,387
South Carolina	14	84,281	78,140	9,949
Tennessee	4	76,901	65,764	9,904
Texas	28	416,159	319,628	48,827
Virginia	7	84,912	68,002	12,218
Washington	17	213,452	205,465	29,775
Wisconsin	2	67,446	64,540	10,760

Total real estate	518	$6,323,681	$5,439,260	$870,334

(1)
Excludes purchase price allocations for acquired real estate leases.

(2)
Rent is pursuant to signed leases as of December 31, 2009, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        At December 31, 2009, 29 properties with an aggregate cost of $1,164.2 million were encumbered by mortgage notes payable totaling $624.2 million.

Item 3.    Legal Proceedings.

        On August 14, 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United States Constitution. On December 22, 2009, the court denied all parties' motions for summary judgment, and invited all parties to the litigation to conduct discovery. We have conducted some discovery and recently filed a renewal motion for summary judgment. We expect the State and certain intervener defendants may file cross motions for summary judgment. Although we expect this case may be decided in the near future, we have no assurance to when this case may be decided or whether an appeal may be pursued by the defendants or us after it is decided.

        In the ordinary course of business we are involved in litigation incidental to our business; however, other than the litigation in Hawaii discussed above, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: HRP). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transactions reports:

	High	Low
2008
First Quarter	$8.56	$6.58
Second Quarter	8.00	6.75
Third Quarter	8.33	6.43
Fourth Quarter	6.98	1.57
2009
First Quarter	$4.19	$2.48
Second Quarter	5.13	3.00
Third Quarter	8.13	3.95
Fourth Quarter	7.55	6.04

        The closing price of our common shares on the NYSE on February 18, 2010, was $7.05 per share.

        As of February 18, 2010, there were approximately 2,600 shareholders of record, and we estimate that as of such date there were in excess of 72,800 beneficial owners of our common shares.

        In January 2009, we announced a new quarterly common share dividend rate of $0.12 per share ($0.48 per share per year). Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2008	2009
First Quarter	$0.21	$0.12
Second Quarter	0.21	0.12
Third Quarter	0.21	0.12
Fourth Quarter	0.21	0.12	(1)

Total	$0.84	$0.48

(1)
Excludes $0.12 per common share distribution which was declared on December 11, 2009, and paid on January 29, 2010, to shareholders of record as of the close of business on December 21, 2009.

        All common share distributions shown in the table above have been paid in cash. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the amount and form of distributions are made at the discretion of our Board of Trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our Board of Trustees deems relevant. Therefore, there can be no assurance that we will continue to pay distributions in the future in cash or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. Amounts are in thousands, except per share data.

	Year Ended December 31,
Income Statement Data	2009		2008	2007	2006	2005
Total revenues	$849,722		$835,855	$783,671	$744,413	$655,730
Income from continuing operations	76,666		83,559	94,626	222,215	127,528
Net income(1)	164,674		244,645	124,255	250,580	164,984
Net income available for common shareholders(2)	114,006		193,977	59,453	198,974	118,984
Common distributions declared	134,741		190,302	136,239	220,481	172,065
Weighted average common shares outstanding—basic	224,220		226,468	214,361	209,965	197,831
Weighted average common shares outstanding—diluted	253,413		255,661	243,554	216,524	197,831
Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.12		$0.15	$0.14	$0.81	$0.41
Net income available for common shareholders—basic(2)	$0.51		0.86	0.28	0.95	0.60
Net income available for common shareholders—diluted(2)	$0.51		0.86	0.28	0.94	0.60
Common distributions declared	$0.60	(3)	0.84	0.63	1.05	0.84

	December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
Real estate properties(4)	$6,323,681	$6,242,257	$6,156,294	$5,762,273	$5,224,574
Equity investments	158,822	—	—	—	194,297
Total assets	6,121,321	6,016,099	5,859,332	5,575,949	5,327,167
Total indebtedness, net	2,992,650	2,889,918	2,774,160	2,397,231	2,520,156
Total shareholders' equity	2,889,066	2,921,112	2,902,883	2,950,768	2,645,486

(1)
Changes in net income result from property acquisitions during all periods presented, the contribution of 29 properties to GOV during 2009, gains of $99.8 million recognized in 2009 from the sale of properties and extinguishment of debt, losses of $31.9 million recognized in 2009 from asset impairment, gains of $137.2 million recognized in 2008 from the sale of properties, gains of $116.3 million recognized in 2006 from the sale of all 7.7 million SNH common shares and 4.0 million HPT common shares we owned and gains of $11.8 million recognized in 2005 from equity transactions of equity investments and the sale of 950,000 of our SNH common shares.

(2)
Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of preferred shares.

(3)
Includes $0.12 per common share distribution which was declared on December 11, 2009, and paid on January 29, 2010, to shareholders of record as of the close of business on December 21, 2009.

(4)
Excludes value of acquired real estate leases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We primarily own office and industrial buildings located throughout the United States. We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

        As of December 31, 2009, 87.4% of our total square feet was leased, compared to 90.4% leased as of December 31, 2008. These results reflect a 3.2 percentage point decrease in occupancy at properties we owned continuously since January 1, 2008. Occupancy data for 2009 and 2008 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2009	2008	2009	2008
Total properties	518	538	453	453
Total square feet	66,838	66,897	58,774	58,774
Percent leased(3)	87.4%	90.4%	86.8%	90.0%

(1)
Excludes properties sold or under contract for sale as of December 31, 2009.

(2)
Based on properties owned continuously since January 1, 2008, and excludes properties sold or under contract for sale as of December 31, 2009.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

        During the year ended December 31, 2009, we signed lease renewals for 3.2 million square feet and new leases for 1.5 million square feet, at weighted average rental rates that were 2% above rents previously charged for the same space. Average lease terms for leases signed during 2009 were 5.9 years. Commitments for tenant improvement and leasing costs for leases signed during 2009 totaled $45.0 million, or $9.64 per square foot (approximately $1.63/sq. ft. per year of the lease term).

        During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken. The amount of leasing activity within our portfolio has slowed and completion of newly constructed office properties in certain markets has continued, causing our occupancy to decline. Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since the second half of 2008. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms. We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through 2010 but that our occupancy should stabilize in the second half of 2010 and may begin to improve in 2011. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our occupancy or financial results for future periods.

        We review all of our long lived assets used in operations for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred. During the fourth quarter of 2009, we determined the carrying value of eight properties exceeded their estimated fair value based on property appraisals and an analysis of property level cash flows, resulting in a $31,882 impairment charge.

        Approximately 22.8% of our leased square feet and 23.8% of our rents are included in leases scheduled to expire through December 31, 2011. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at that time. Lease expirations by year, as of December 31, 2009, are as follows (square feet and dollars in thousands):

Year	Square Feet Expiring(1)	% of Square Feet Expiring	Cumulative % of Square Feet Expiring	Annualized Rental Income Expiring(2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2010	7,696	13.2%	13.2%	$108,649	12.5%	12.5%
2011	5,628	9.6%	22.8%	98,237	11.3%	23.8%
2012	5,056	8.7%	31.5%	95,923	11.0%	34.8%
2013	5,560	9.5%	41.0%	99,827	11.5%	46.3%
2014	4,218	7.2%	48.2%	72,364	8.3%	54.6%
2015	3,476	6.0%	54.2%	74,367	8.5%	63.1%
2016	2,839	4.9%	59.1%	48,373	5.6%	68.7%
2017	2,381	4.1%	63.2%	65,056	7.5%	76.2%
2018	2,072	3.5%	66.7%	48,453	5.6%	81.8%
2019	3,375	5.8%	72.5%	40,802	4.7%	86.5%
2020 and thereafter	16,094	27.5%	100.0%	118,283	13.5%	100.0%

	58,395	100.0%		$870,334	100.0%

Weighted average remaining lease term (in years):	8.0			5.9

(1)
Square feet is pursuant to signed leases as of December 31, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Rents are pursuant to signed leases as of December 31, 2009, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        Our principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance, except from our government tenants which pay rents monthly in arrears. As of December 31, 2009, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet(1)	% of Rent(2)	Expiration
1. U. S. Government(3)	1,755	3.0%	5.3%	2010 to 2024
2. Expedia, Inc.	349	0.6%	2.0%	2018
3. PNC Financial Services Group	672	1.2%	1.9%	2011 to 2021
4. John Wiley & Sons, Inc.	342	0.6%	1.8%	2017
5. GlaxoSmithKline plc	608	1.0%	1.7%	2013
6. Jones Day	407	0.7%	1.3%	2012, 2019
7. Wells Fargo Bank	390	0.7%	1.2%	2010 to 2017
8. Ballard Spahr Andrews & Ingersoll, LLP	269	0.5%	1.1%	2010, 2012, 2015
9. Flextronics International Ltd.	894	1.5%	1.1%	2014
10. ING	410	0.7%	1.1%	2011, 2018
11. JDA Software Group, Inc.	283	0.5%	1.1%	2012
12. The Bank of New York Mellon Corp.	350	0.6%	1.1%	2011, 2012, 2015, 2020

Total	6,729	11.6%	20.7%

(1)
Square feet is pursuant to signed leases as of December 31, 2009, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Rent is pursuant to signed leases as of December 31, 2009, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)
Including our 46.3% pro rata ownership share of GOV as of December 31, 2009: the U.S. Government represents 3,298 square feet, or 5.5% of our total square feet, and 8.8% of our total rental income.

Investment Activities

        During 2009, we acquired nine office properties with 2.2 million square feet for $564.4 million, and two industrial properties with 983,000 square feet for $51.1 million, excluding closing costs. At the time of acquisition, these properties were 98.1% leased and at rents which yielded approximately 10.0% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as rental income less property operating expenses on the date of closing.

        In May 2008, we entered into various purchase agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million, excluding closing costs. In 2008 and 2009, we sold 47 of these properties containing 2.2 million square feet of space for approximately $562.0 million, excluding closing costs, and recognized gains totaling approximately $216.3 million. The one remaining building originally included in these agreements with an allocated value of $3.0 million is no longer subject to an agreement for sale. In addition, SNH acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which we continue to own. Both we and SNH are managed by RMR. Because we and SNH are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH's boards of trustees composed solely of Independent Trustees of each company who were not also trustees of both companies.

        In June 2008, we agreed to sell one additional property to a third party for $15.0 million, excluding closing costs. This purchase contract expired and we retained the $750,000 previously paid by the buyer when it was unable to meet its obligation to close on January 26, 2010. A new purchase contract is currently being considered which may include purchase money financing provided by us, secured by a first mortgage on the property, and a closing date later in 2010. We can provide no assurance that we will sell this building or that this sale will be completed in 2010.

        During 2009, we invested $5.1 million in Affiliates Insurance Company, or AIC, an insurance company that is owned by RMR and companies to which RMR provides management services. We own 14.29% of the common shares of AIC which has a carrying value of $5.0 million as of December 31, 2009.

        In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million. We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity. These certificates are included in other assets in our consolidated balance sheet as of December 31, 2009. These certificates had an estimated fair market value of $7.4 million as of December 31, 2009.

Financing Activities

        During 2009, we repurchased 4,050,000 of our common shares for $14.5 million, including transaction costs, using cash on hand.

        During 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million using cash on hand and borrowings under our revolving credit facility. In connection with these transactions, we recognized gains totaling $20.7 million, net of unamortized deferred financing fees and note discounts.

        During April 2009, we contributed 29 properties with 3.3 million square feet, or the GOV Properties, to our then wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered into a new $250.0 million secured credit facility with a group of commercial banks. The $250.0 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility. In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option), or the GOV IPO, and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250.0 million secured credit facility ceased to be our obligation. At December 31, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $153.8 million and a market value based on quoted market prices, of $228.7 million ($22.98 per share). In January 2010, GOV completed a second public offering of 9,775,000 shares, and as a result our ownership of GOV was reduced to 31.8%.

        In November 2009, we issued $125.0 million of unsecured senior notes in a public offering, raising net proceeds of approximately $121.5 million. These notes bear interest at 7.50% per annum, require quarterly interest payments and mature in November 2019. In December 2009, we closed on a mortgage loan for $175.0 million with a 10 year term secured by one of our properties located in Philadelphia, PA. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years with a cash flow hedge that sets the rate at approximately 5.66% per year (excluding amortization of costs). No principal repayment is required for the first three years, after which the loan will be amortized on a 30 year direct reduction basis until maturity in December 2019 and may be prepaid without penalty. Net proceeds from these financing transactions were used to reduce amounts outstanding under our revolving credit facility.

RESULTS OF OPERATIONS

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)
Rental income	$849,722	$835,855	$13,867	1.7%

Expenses:
Operating expenses	356,001	347,968	8,033	2.3%
Depreciation and amortization	195,681	185,693	9,988	5.4%
General and administrative	39,427	36,828	2,599	7.1%
Acquisition costs	4,298	—	4,298	100.0%

Total expenses	595,407	570,489	24,918	4.4%

Operating income	254,315	265,366	(11,051)	(4.2)%
Interest income	1,194	1,442	(248)	(17.2)%
Interest expense	(173,458)	(180,193)	(6,735)	(3.7)%
Loss on asset impairment	(31,882)	(2,283)	29,599	1296.5%
Gain on early extinguishment of debt	20,686	—	20,686	100.0%
Equity in earnings of equity investments	6,546	—	6,546	100.0%

Income from continuing operations before income tax expense	77,401	84,332	(6,931)	(8.2)%
Income tax expense	(735)	(773)	(38)	(4.9)%

Income from continuing operations	76,666	83,559	(6,893)	(8.2)%
Discontinued operations:
Income from discontinued operations	8,875	23,912	(15,037)	(62.9)%
Gain on sale of properties	79,133	137,174	(58,041)	(42.3)%

Net income	164,674	244,645	(79,971)	(32.7)%
Preferred distributions	(50,668)	(50,668)	—	—%

Net income available for common shareholders	$114,006	$193,977	$(79,971)	(41.2)%

Weighted average common shares outstanding—basic	224,220	226,468	(2,248)	(1.0)%

Weighted average common shares outstanding—diluted	253,413	255,661	(2,248)	(0.9)%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.12	$0.15	$(0.03)	(20.0)%

Income from discontinued operations	$0.39	$0.71	$(0.32)	(45.1)%

Net income available for common shareholders	$0.51	$0.86	$(0.35)	(40.7)%

        Rental income.    Rental income increased for the year ended December 31, 2009, compared to the same period in 2008, primarily due to increases in rental income from our Other Markets and Oahu, HI segments, offset by a decrease in rental income from our Washington, DC market segment, as described in the segment information note to our consolidated financial statements. The aggregate increase reflects property acquisitions offset by a decrease in rental income from the contribution of 29 properties to GOV and the decline in occupancy. Rental income from our Other Markets segment increased $18.4 million, or 4%, reflecting the acquisition of nine properties during 2009 and 54 properties during 2008, offset by a $28.8 million decrease in rental income from the contribution of 25 properties to GOV in June 2009, and the decline in occupancy primarily from properties we owned continuously since January 1, 2008. Rental income from our Oahu, HI segment increased $5.7 million, or 9%, primarily because of an increase in weighted average rental rates for new leases and lease renewals signed during 2008 and 2009. Rental income from our Washington, DC segment decreased by

$12.0 million, or 17%, primarily reflecting the contribution of four properties to GOV in June 2009. Rental income includes non-cash straight line rent adjustments totaling $13.0 million in 2009 and $18.1 million in 2008 and amortization of acquired real estate leases and obligations totaling ($10.0) million in 2009 and ($8.6) million in 2008. Rental income also includes lease termination fees totaling $1.3 million in 2009 and $2.8 million in 2008.

        Total expenses.    The increase in total expenses primarily reflects our acquisition of properties since January 1, 2008, offset by the contribution of 29 properties to GOV in June 2009. The increase in depreciation and amortization expense also reflects building and tenant improvement costs incurred throughout our portfolio since January 1, 2008. Acquisition costs in 2009 include certain costs related to property acquisitions that we now expense since our adoption of the Business Combinations Topic of The FASB Accounting Standards CodificationTM in January 2009.

        Interest expense.    The decrease in interest expense in 2009 primarily reflects a decrease in interest rates on our floating rate debt and the repurchase and retirement of $109.5 million of our senior notes.

        Loss on asset impairment.    The loss on asset impairment in 2009 reflects the write down of the net book value of four office and four industrial properties located in our Other Markets segment to their estimated fair value. These properties have low current occupancy levels and low long term leasing or releasing prospects. The loss on asset impairment in 2008 reflects the write off of the net book value of three industrial properties located in our Other Markets segment, that were taken out of service in December 2008.

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

        Equity in earnings of equity investments.    Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC since our investment in this company in February 2009 and from GOV since its IPO in June 2009.

        Income from continuing operations.    The decrease in income from continuing operations is due primarily to the loss on asset impairment recognized in 2009, the decline in occupancy in 2009, the increase in depreciation and amortization expense, and the contribution of 29 properties to GOV in June 2009, offset by the decrease in floating interest rates and the repurchase and retirement of some of our senior notes, the gain on early extinguishment of debt and income from acquisitions in 2009 and 2008.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from ten office properties sold in 2009, 37 office properties sold during 2008 and one office property classified as held for sale as of December 31, 2009.

        Gain on sale of properties.    Net sales proceeds and gain from the sale of ten office properties in 2009 were $212.0 million and $79.1 million, respectively. Net sales proceeds and gain from the sale of 37 office properties in 2008 were $333.6 million and $137.2 million, respectively.

        Net income and net income available for common shareholders.    The decrease in net income and net income available for common shareholders is due primarily to the decline in gains recognized on the sale of properties, the loss on asset impairment recognized in 2009, the decline in occupancy in 2009, a decrease in rents from the contribution of 29 properties to GOV in June 2009, a decrease in rents from properties sold in 2009 and 2008, and an increase in depreciation and amortization expense, offset by the gain on early extinguishment of debt, the decrease in floating interest rates and the repurchase and retirement of some of our senior notes and income from acquisitions in 2009 and 2008. Net income available for common shareholders is net income reduced by preferred distributions.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)
Rental income	$835,855	$783,671	$52,184	6.7%

Expenses:
Operating expenses	347,968	315,143	32,825	10.4%
Depreciation and amortization	185,693	170,392	15,301	9.0%
General and administrative	36,828	33,727	3,101	9.2%

Total expenses	570,489	519,262	51,227	9.9%

Operating income	265,366	264,409	957	0.4%
Interest income	1,442	2,293	(851)	(37.1)%
Interest expense	(180,193)	(170,970)	9,223	5.4%
Loss on asset impairment	(2,283)	—	2,283	100.0%
Loss on early extinguishment of debt	—	(711)	711	100.0%

Income from continuing operations before income tax expense	84,332	95,021	(10,689)	(11.2)%
Income tax expense	(773)	(395)	378	95.7%

Income from continuing operations	83,559	94,626	(11,067)	(11.7)%
Discontinued operations:
Income from discontinued operations	23,912	27,408	(3,496)	(12.8)%
Gain on sale of properties	137,174	2,221	134,953	6076.2%

Net income	244,645	124,255	120,390	96.9%
Preferred distributions	(50,668)	(60,572)	(9,904)	(16.4)%
Excess redemption price paid over carrying value of preferred shares	—	(4,230)	4,230	100.0%

Net income available for common shareholders	$193,977	$59,453	$134,524	226.3%

Weighted average common shares outstanding—basic	226,468	214,361	12,107	5.6%

Weighted average common shares outstanding—diluted	255,661	243,554	12,107	5.0%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.15	$0.14	$0.01	7.1%

Income from discontinued operations	$0.71	$0.14	$0.57	407.1%

Net income available for common shareholders	$0.86	$0.28	$0.58	207.1%

        Rental income.    Rental income increased for the year ended December 31, 2008, compared to the same period in 2007, primarily due to increases in rental income from our Other Markets and Oahu, HI segments, offset by a decrease in rental income from our Metro Boston, MA segment, as described in the segment information note to our consolidated financial statements. Rental income from our Other Markets segment increased $54.8 million, or 12%, primarily because of the acquisition of 54 properties during 2008 and 27 properties during 2007. Rental income from our Oahu, HI market increased by $2.2 million, or 3%, due to an increase in weighted average rental rates for new leases and lease renewals signed during 2007 and 2008. Rental income from our Metro Boston, MA market decreased $4.5 million, or 8%, primarily due to the decrease in occupancy in 2008, partially offset by rental income from three property acquisitions during 2007. Rental income includes non-cash straight line rent adjustments totaling $18.1 million in 2008 and $20.0 million in 2007 and amortization of acquired real estate leases and obligations totaling ($8.6) million in 2008 and ($9.4) million in 2007. Rental income also includes lease termination fees totaling $2.8 million in 2008 and $1.2 million in 2007.

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

        Loss on asset impairment.    The loss on asset impairment in 2008 reflects the write off of the net book value of three industrial properties located in our Other Markets segment that were taken out of service in December 2008.

        Loss on early extinguishment of debt.    The loss on early extinguishment of debt in 2007 relates to the write off of deferred financing fees associated with the repayment of $200.0 million of our floating rate senior notes in June 2007.

        Income from continuing operations.    The decrease in income from continuing operations is due primarily to the increase in depreciation and amortization expense, a decrease in occupancy and the loss on asset impairment recognized in 2008, partially offset by income from acquisitions in 2008 and 2007.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from nine office properties sold in 2009, 37 office properties sold throughout the year ended December 31, 2008, one property classified as held for sale and one office property sold in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

        Our principal source of funds to meet operating expenses, debt service and pay distributions on our common and preferred shares is rental income from our properties and distributions from our equity investment in GOV. This flow of funds has historically been sufficient to pay operating expenses, debt service and our distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our:

  •
  ability to maintain or improve the occupancy of, and the current rent rates at, our properties;

  •
  ability to control operating cost increases at our properties;

  •
  receipt of distributions from our equity investment in GOV; and

  •
  ability to purchase additional properties which produce positive cash flows from operations.

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

        Cash flows provided by (used in) operating, investing and financing activities were $297.0 million, ($465.3) million and $170.9 million, respectively, for the year ended December 31, 2009, and $298.4 million, ($82.8) million and ($220.0) million, respectively, for the year ended December 31, 2008. Changes in all three categories between 2009 and 2008 are primarily related to property acquisitions and sales in 2009 and 2008, repayments and issuances of debt obligations, the repurchase of our common shares and debt securities in 2009, and the reduction in our quarterly common share distribution rate in 2009.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The credit facility matures on August 22, 2010; subject to certain conditions, at our option, this facility's maturity date can be extended to August 22, 2011, upon our payment of a fee. We continue to monitor banking market conditions and to date have not made a decision to either pursue a new or amended revolving credit facility, or exercise our one year extension option. At December 31, 2009, there was $110.0 million outstanding and $640.0 million available under our revolving credit facility, and we had cash and cash equivalents of $18.2 million. We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds of offerings of equity or debt securities to fund continuing operations and future property acquisitions.

        As of February 23, 2010, there was $156.0 million outstanding and $594.0 million available under our revolving credit facility.

        Our outstanding debt maturities and weighted average interest rates as of December 31, 2009, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt(1)	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Total(2)	Weighted Average Interest Rate
2010	$9,786	$110,000	$50,000	$169,786	3.5%
2011	260,557	168,219	—	428,776	4.5%
2012	32,607	—	150,680	183,287	7.0%
2013	6,981	—	190,980	197,961	6.5%
2014	19,163	—	244,655	263,818	5.7%
2015	14,922	—	436,000	450,922	6.0%
2016	61,239	—	400,000	461,239	6.2%
2017	6,521	—	250,000	256,521	6.2%
2018	6,976	—	250,000	256,976	6.6%
2019	168,174	—	125,000	293,174	6.5%
2020	5,258	—	—	5,258	6.4%
2021 and thereafter	38,722	—	—	38,722	6.5%

	$630,906	$278,219	$2,097,315	$3,006,440	5.9%

(1)
In December 2009, we closed on a mortgage loan for $175.0 million with a 10 year term secured by one property located in Philadelphia, PA. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years with a cash flow hedge that sets the rate at approximately 5.66% per year.

(2)
Total debt as of December 31, 2009, net of unamortized premiums and discounts, equals $2,992,650.

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

        Although capital markets have recently improved, during the last twelve months capital markets conditions have been generally challenging. We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance that we will be able to complete any debt or equity offerings or renew our revolving credit facility, or that our cost of any future public or private financings will be reasonable. Also, if current market conditions worsen, one or more lenders under our current revolving credit facility may be unable or unwilling to fund advances which we request or we may be unable or unwilling to renew our revolving credit facility, and we may not be able to access alternative capital.

        During the year ended December 31, 2009, we purchased nine office properties for $564.4 million and two industrial properties for $51.1 million, excluding closing costs, using cash on hand, borrowings under our revolving credit facility and the assumption of $9.1 million of secured mortgage debt. We also funded improvements to our owned properties totaling $58.8 million during the year ended December 31, 2009.

        As of February 23, 2010, we have an executed purchase agreement for one property with approximately 77,000 square feet of space for a total purchase price of $10.8 million, excluding closing costs. This potential purchase transaction is subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase this property.

        In May 2008, we entered into various purchase agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565.0 million, excluding closing costs. In 2008 and 2009, we sold 47 of these properties containing 2.2 million square feet of space for an aggregate purchase price of approximately $562.0 million, excluding closing costs, and recognized gains totaling approximately $216.3 million. The one remaining building originally included in these agreements with an allocated value of $3.0 million is no longer subject to an agreement for sale. In addition, SNH acquired rights of first refusal from us to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which we continue to own. Both we and SNH are managed by RMR. Because we and SNH are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH's boards of trustees composed solely of Independent Trustees of each company who are not trustees of both companies.

        In June 2008, we agreed to sell one additional property to a third party for $15.0 million, excluding closing costs. This purchase contract expired and we retained the $750,000 previously paid by the buyer when it was unable to meet its obligation to close on January 26, 2010. A new purchase contract is currently being considered which may include purchase money financing provided by us, secured by a first mortgage on the property, and a closing date later in 2010. We can provide no assurance that we will sell this building or that this sale will be completed in 2010.

        In January 2009, we announced that our board authorized a buy back program of our common shares during 2009. We purchased 4,050,000 common shares for $14.5 million, including transaction costs, at an average price of $3.57 per share before this program expired in December 2009.

        In March 2009, we purchased $8.0 million of marketable certificates which are backed by our mortgage notes payable due January 2011, for $6.8 million. We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity. These certificates are included in other assets in our consolidated balance sheet as of December 31, 2009. These certificates had an estimated fair market value of $7.4 million as of December 31, 2009.

        During 2009, we repurchased and retired $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million using cash on hand and borrowings under our revolving credit facility. In connection with these transactions, we recognized gains totaling $20.7 million, net of unamortized deferred financing fees and note discounts.

        During April 2009, we contributed the GOV properties to our then wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered into a new $250.0 million secured credit facility with a group of commercial banks. The $250.0 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility. In June 2009, GOV completed the GOV IPO and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250.0 million secured credit facility ceased to be our obligation. In connection with this transaction, we and GOV entered into the transaction agreement which governs our separation and relationship with GOV. Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us additional buildings that are majority leased to government tenants which we continue to own after the GOV IPO. During the fourth quarter of 2009, we received cash distributions totaling $5.0 million from GOV. At December 31, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $153.8 million and a market value, based on quoted market prices, of $228.7 million ($22.98 per share). In January 2010, GOV completed a public offering of 9,775,000 common shares, reducing our ownership percentage in GOV from 46.3% to 31.8%.

        During 2009, we invested $5.1 million in AIC, an insurance company that is owned by RMR and companies to which RMR provides management services. We own 14.29% of the common shares of AIC which has a carrying value of $5.0 million as of December 31, 2009.

        In November 2009, we issued $125.0 million of unsecured senior notes in a public offering, raising net proceeds of approximately $121.5 million. These notes bear interest at 7.50% per annum, require quarterly interest payments and mature in November 2019. In December 2009, we closed on a mortgage loan for $175.0 million with a 10 year term secured by one of our properties located in Philadelphia, PA. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years with a cash flow hedge that sets the rate at approximately 5.66% per year (excluding amortization of costs). No principal repayment is required for the first three years, after which the loan will be amortized on a 30 year direct reduction basis until maturity in December 2019 and may be prepaid without penalty. Net proceeds from these financing transactions were used to reduce amounts outstanding under our revolving credit facility.

        During the year ended December 31, 2009 and 2008, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008
Tenant improvements	$30,426	$48,243
Leasing costs	14,561	16,478
Building improvements(1)	15,220	8,088
Development and redevelopment activities(2)	13,172	19,966

(1)
Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)
Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

        Commitments made for expenditures in connection with leasing space during the year ended December 31, 2009, are as follows (amounts in thousands, except as noted):

	New Leases(1)	Renewals(1)	Total
Square feet leased during the year	1,514	3,154	4,668
Total commitments for tenant improvements and leasing costs	$18,787	$26,224	$45,011
Leasing costs per square foot (whole dollars)	$12.41	$8.31	$9.64
Average lease term (years)	7.0	5.5	5.9
Leasing costs per square foot per year (whole dollars)	$1.77	$1.51	$1.63

(1)
Excludes properties classified in discontinued operations.

        As of December 31, 2009, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$3,006,440	$169,786	$612,063	$461,779	$1,762,812
Tenant related obligations(1)	34,707	33,563	209	142	793
Projected interest expense(2)	975,764	175,115	297,344	246,076	257,229
Ground lease obligation(3)	144,707	1,456	2,912	2,938	137,401

Total	$4,161,618	$379,920	$912,528	$710,935	$2,158,235

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2009.

(2)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(3)
Ground lease obligation represents payments due by us pursuant to an operating ground lease at one of our properties under which we are the lessee.

        We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of December 31, 2009, other than the cash flow hedge on a $175.0 million mortgage loan, discussed above under "Our Investment and Financing Liquidity and Resources". None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

        Our principal debt obligations at December 31, 2009, were our unsecured revolving credit facility and our $2.3 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. At December 31, 2009, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

        In addition to our unsecured debt obligations, we had $624.2 million of mortgage notes outstanding at December 31, 2009.

        None of our indenture and related supplements, our revolving credit facility or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings. However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility.

        Our public debt indenture and related supplements contain cross default provisions to any other debts of $20.0 million or more. Similarly, our revolving credit facility contains cross default provisions. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

Related Person Transactions

        RMR provides management services to us and also provides management services to other public and private companies, including SNH, HPT, GOV, Five Star and TA.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, for the first $250.0 million of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares. In connection with the closing of the GOV IPO, which is described below, on June 8, 2009, we entered into an amended and restated business management agreement with RMR to provide that our investment in GOV would not be counted for purposes of determining the business management fees payable by us to RMR for periods following the completion of such offering and income, loss and funds from operations attributable to the GOV Properties will not be included in determining any incentive fee payable by us for our 2009 fiscal year. The property management agreement provides for management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Both the business management agreement and the property management agreement are effective until December 31, 2010, and will be automatically renewed for successive one year terms thereafter unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. Our Board has given our compensation committee, which is comprised of our Independent Trustees, authority to act on our behalf with respect to these agreements. The charter of our compensation committee requires the committee to review the terms of the agreements and evaluate RMR's performance under the agreements annually. The aggregate business management and property management fees we paid RMR for 2009 were $63.6 million, which amount includes $2.4 million that we allocated to GOV before GOV became a separate public company. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata portion of the employment and related expenses of RMR employees who provide on site property management services and of the staff employed by RMR who conduct our internal audit function. Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including SNH, HPT, GOV, Five Star and TA, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

        RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $226,000 in 2009. RMR also leases from us approximately 26,000 square feet of office space for ten regional offices. We received approximately $531,000 in rental income from RMR in 2009, which we believe is a commercially reasonable rental rate for such office space. Barry Portnoy and his son Adam Portnoy beneficially own RMR and are our Managing Trustees. Barry Portnoy is the Chairman of RMR; Adam Portnoy is the President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Barry Portnoy's son-in-law, who is Adam Portnoy's brother-in-law, is an officer of RMR. Transactions between us and RMR are approved by our compensation committee which is comprised of Independent Trustees.

        In May 2008, we entered into various purchase agreements for the sale by us to SNH of 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of approximately $565.0 million. We sold 47 of these properties containing 2.2 million square feet of space for $562.0 million, excluding closing costs, and recognized gains totaling approximately $216.3 million. The one remaining building originally included in these agreements with an allocated value of $3.0 million is no longer subject to the agreement for sale. Our purchase agreements with SNH include arbitration provisions for the resolution of certain disputes, claims and controversies.

        SNH was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999 and, at the time of this spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings. Concurrently with the execution and delivery of the purchase agreements described above, we and SNH entered into an amendment to that transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. Also, concurrently with the execution and delivery of the agreements between SNH and us described above, we entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase up to 45 additional identified properties (containing approximately 4.6 million square feet of rental space) that we own and which are leased to tenants in medical related businesses in the event that we determine to sell such properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiary which owns those properties.

        Both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH. As a result, the transactions between us and SNH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other party to these agreements.

        During April 2009, we contributed the GOV Properties to our then wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered into a new $250.0 million secured credit facility with a group of commercial banks. The $250.0 million proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility.

        In June 2009, GOV completed the GOV IPO and became a separate public company and ceased to be our subsidiary. In connection with this offering, we and GOV entered a transaction agreement on June 8, 2009, which governs our separation and relationship with GOV. Pursuant to the transaction agreement:

  •
  The current assets and liabilities from the GOV Properties, as of the time of closing of the GOV IPO, were settled between us and GOV so that we retained all pre-closing current assets and liabilities and GOV retained all post-closing current assets and liabilities;

  •
  GOV agreed to indemnify us with respect to any liability relating to any GOV Property, including liabilities which arose before GOV's formation;

  •
  We and GOV agreed that so long as we own in excess of 10% of GOV's outstanding common shares, we and GOV engage the same manager or we and GOV have any common managing trustees, (1) we will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of GOV's Independent Trustees who are not also trustees of ours have determined not to make the acquisition, (2) GOV will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of our Independent Trustees who are not also trustees of GOV have determined not to make the acquisition, and (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us. The provisions described in (1) and (2) do not apply to any investments held or committed to by us or GOV at the time of the GOV IPO. In addition, the provisions described in (1) and (2) do not prevent GOV from continuing to own and lease its current properties or properties otherwise acquired by GOV that cease to be majority leased to government tenants following the expiration or termination of government tenancies in effect as of the time of completion of the GOV IPO or such acquisition. The provisions described in (1) and (2) also do not prohibit us from leasing our current or future properties to government tenants.

  •
  We and GOV agreed to cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain our tax status as a REIT and otherwise to promote our respective orderly governance, and to cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes; and

  •
  We and GOV agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        At February 23, 2010, we owned 9,950,000, or 31.8%, of the common shares of beneficial interest of GOV. Both we and GOV are managed by RMR, Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV and Adam Portnoy is President of GOV.

        We, RMR and other companies to which RMR provides management services formed AIC, which is an insurance company, in the State of Indiana in November 2008. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our trustees currently serve on the Board of Directors of AIC. RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors, Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Messrs. Barry and Adam Portnoy, our Managing Trustees, own and control RMR Advisors. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. As of February 23, 2010 we have invested $5.2 million in AIC. On December 16, 2009, GOV purchased 20,000 shares of AIC from AIC, which represented a 14.29% interest in AIC. In connection with that purchase by GOV, we, the other previous shareholders of AIC, AIC and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of AIC each currently own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and AIC have been approved pursuant to our Governance Guidelines.

        The foregoing descriptions of our agreements with SNH, GOV, RMR and AIC are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with SNH, GOV, RMR and AIC are on commercially reasonable terms. Nonetheless, because of our various relationships with SNH, GOV, RMR and AIC it is possible that some investors may assert otherwise.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our Governance Guidelines address the review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and Governance Guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct or Governance Guidelines. If there are no disinterested trustees, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, disinterested trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  Together with RMR and various affiliates of RMR, in 2009 we formed and licensed AIC, in which we own equity, and for which all of our trustees serve as directors. Any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees.

        The following is a summary of provisions of our declaration of trust, affecting certain transactions with related persons. Because it is a summary of the material terms, it does not contain all the information that may be important to you. If you would like more information, you should read our entire declaration of trust, which has been filed as an exhibit to our Registration Statement on Form S-3, File No. 333-159995, as filed with the SEC on June 15, 2009. Under our declaration of trust:

  •
  Each of our trustees, officers, employees and agents may, in his or her personal capacity or otherwise, have business interests and engage in business activities similar to or in addition to those relating to us, which interests and activities may be similar to and competitive with ours and may include the acquisition, syndication, holding, management, development, operation or disposition, for his own account, or for the account of others, of interests in mortgages, interests in real property, or interests in persons engaged in the real estate business.

  •
  Each of our trustees, officers, employees and agents is free of any obligation to present to us any investment opportunity which comes to him or her in any capacity other than solely as our trustee, officer, employee or agent even if such opportunity is of a character which, if presented to us, could be taken by us.

  •
  Each of our trustees, officers, employees or agents may be interested as a trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any person who may be engaged to render advice or services to us, and may receive compensation from such person as well as compensation from us as a trustee, officer, employee or agent or otherwise.

  •
  None of the above mentioned activities will be deemed to conflict with an individual's duties and powers as our trustee, officer, employee or agent.

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

  •
  To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entity in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our Board of Trustees or a proper committee thereof, and our Board of Trustees or such committee authorizes or ratifies the contract, act or other transaction by the affirmative vote of a majority of disinterested trustees, or, if there are no disinterested trustees, then the approval shall be by majority vote of our entire Board of Trustees and by majority vote of our Independent Trustees;

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our shareholders entitled to vote, and the contract, act or other transaction is approved by a majority of the votes cast by our shareholders entitled to vote; or

  •
  The contract or other transaction is fair and reasonable to the Trust.

Critical Accounting Policies

        Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

  •
  allocation of purchase price among various asset categories and the related impact on the recognition of rental income and depreciation and amortization expense;

  •
  assessment of the carrying values and impairments of long lived assets; and

  •
  classification of leases; and

  •
  investments in GOV and AIC.

        We historically allocated the purchase price for our properties among land, building and improvements, and each component generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of what is now known as The Business Combinations Topic of The FASB Accounting Standards Codification™, the consideration paid, generally cash plus the fair value of any assumed liabilities, was allocated among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, building and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired real estate leases) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

        We periodically evaluate our properties for possible impairments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

        Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and fair market value of a leased property, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

        These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

        Our investments in GOV and AIC are accounted for using the equity method of accounting. Under the equity method, we record our percentage share of net earnings from GOV and AIC in our consolidated statements of income. We use the income statement method to account for issuance of common shares of beneficial interest by GOV and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by GOV or AIC are recognized in our consolidated statements of income. Under the equity method, accounting policy judgments made by GOV and AIC could have a material effect on our net income. Also, if we determine there is an "other than temporary" decline in the fair value of these investments, their cost basis would be written down to fair value and the amount of the write down would be included in our earnings. In evaluating the fair value of these investments, we have considered, among other things, quoted market prices for GOV, the financial condition and near term prospects of each investee, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for their respective industries generally.

IMPACT OF INFLATION

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.

        To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

        In periods of rapid inflation, our tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require some of our tenants to provide guarantees or security for our rent.

IMPACT OF CLIMATE CHANGE

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. During 2009 we entered into an interest rate swap agreement that converted a new issue of our floating rate debt to a fixed rate. Otherwise, our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2008. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2009, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:
$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019

          No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:
$230.5 million	6.814%		2011
$29.9 million	7.435%		2011
$23.9 million	8.050%		2012
$4.9 million	6.000%		2012
$13.2 million	4.950%		2014
$9.0 million	5.990%		2015
$8.5 million	5.760%		2016
$41.6 million	6.030%		2016
$12.6 million	7.360%		2016
$175.0 million	2.865%	(1)	2019
$4.6 million	6.750%		2022
$15.1 million	6.140%		2023
$8.7 million	5.710%		2026
$13.8 million	6.060%		2027
$39.4 million	6.794%		2029

(1)
Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%. The coupon rate represents the floating interest rate at December 31, 2009.

        Our secured notes are secured by 29 of our properties and require principal and interest payments through maturity pursuant to amortization schedules. In 2009, we entered into interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which requires interest at a spread over LIBOR. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting our floating rate debt to a fixed rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. Approximately 5.8% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2009. The total notional amounts of our receive-variable/pay-fixed interest rate swaps designated as hedging instruments was $175.0 million. As of December 31, 2009, the fair value of our derivative instruments included in other assets and accumulated other comprehensive income in our consolidated balance sheet totaled $2.5 million.

        Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. If all of our fixed rate unsecured and secured notes outstanding at December 31, 2009, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $17.5 million.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt. Based on the balances outstanding at December 31, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $70 million.

        Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The majority of our fixed rate senior unsecured notes are publicly traded; and we have in the past and may in the future occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

        At December 31, 2009, we had $110.0 million outstanding and $640.0 million available for drawing under our unsecured revolving credit facility and $168.2 million outstanding on our floating rate senior unsecured notes. Our revolving credit facility and floating rate senior unsecured notes mature in August 2010 and March 2011, respectively. Subject to certain conditions, we can extend the maturity of our revolving credit facility for one year for a fee. Repayments under our revolving credit facility may be made at any time without penalty. Repayments under our floating rate senior unsecured notes may also be made without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior unsecured notes require interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. For example, the weighted average interest rate payable on our revolver and floating rate senior unsecured notes was 1.2% during 2009. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions. A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2009	1.2%	$278,219	$3,339
10% reduction	1.1%	$278,219	$3,060
10% increase	1.3%	$278,219	$3,617

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

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Investment Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and Chief Investment Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.hrpreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, HRPT Properties Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under our 2003 Incentive Share Award Plan, or the 2003 Plan. In addition, each of our trustees receives 5,000 shares per year under the 2003 Plan as part of their annual compensation for serving as a trustee. The terms of grants made under the 2003 Plan are determined by our Board of

Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders—2003 Plan	None.	None.	5,870,538	(1)
Total	None.	None.	5,870,538	(1)

(1)
Pursuant to the terms of the 2003 Plan, in no event shall the number of shares issued under the 2003 Plan exceed 6,445,978. Since the 2003 Plan was established, 575,440 share awards have been granted.

        Payments by us to RMR are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

(b)
Exhibits

3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company's Registration Statement Form S-3 (No. 333-159995) filed on June 15, 2009.)
3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.6	Articles Supplementary, dated September 6, 2002. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
3.7	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K, dated January 7, 2004.)
3.8	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)
3.9	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2005.)

3.10	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 2005.)
3.11	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 2006.)
3.12	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006.)
3.13	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006.)
3.14	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2007.)
3.15	Amended and Restated By-laws of the Company, dated as of January 21, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Form of 8 3/4% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.3	Form of 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.4	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.5
Renewed Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.6
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
4.7
Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, or State Street, as Trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.8
Supplemental Indenture No. 8, dated as of July 31, 2000, between the Company and State Street, relating to the Company's 8.875% Senior Notes due 2010, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
4.9
Supplemental Indenture No. 9, dated as of September 29, 2000, between the Company and State Street, relating to the Company's 8.625% Senior Notes due 2010, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 28, 2000.)

4.10	Supplemental Indenture No. 10, dated as of April 10, 2002, between the Company and State Street, relating to the Company's 6.95% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
4.11
Supplemental Indenture No. 11, dated as of December 6, 2002, between the Company and State Street, relating to the Company's 6.50% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.12
Supplemental Indenture No. 12, dated as of January 30, 2003, between the Company and U.S. Bank National Association, or U.S. Bank, relating to the Company's 6.40% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.13
Supplemental Indenture No. 13, dated as of October 30, 2003, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)
4.14
Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 2004.)
4.15
Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
4.16
Supplemental Indenture No. 16, dated as of March 16, 2006, between the Company and U.S. Bank National Association, including the form of Floating Rate Senior Note due 2011. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.17
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank National Association relating to the Company's 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
4.18
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank National Association relating to the Company's 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
4.19
Supplemental Indenture No. 19, dated as of November 25, 2009, between the Company and U.S. Bank National Association relating to the Company's 7.50% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company's Form 8-A dated November 25, 2009.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Business Management Agreement, dated as of June 8, 2009, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 9, 2009.)

10.2	First Amendment to Business Management Agreement, dated as of January 21, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 2010.)
10.3
Amended and Restated Property Management Agreement, dated as of January 21, 2010, among Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 2010.)
10.4	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 17, 2003.)
10.5	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.6	Representative Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10.7	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2009.)
10.8
Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 1999.)
10.9
First Amendment to Transaction Agreement, dated as of May 5, 2008, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.10	Transaction Agreement dated June 8, 2009, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2009.)
10.11
Amended and Restated Credit Agreement, dated as of January 25, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 25, 2005.)
10.12
First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 22, 2006.)
10.13
Purchase and Sale Agreement, dated as of May 5, 2008, among the Company, Hub Properties Trust and MOB Realty Trust, as Sellers, and Senior Housing Properties Trust, as Purchaser (with respect to 21 properties located in Massachusetts, Pennsylvania, and New York). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.14
First Amendment to Purchase and Sale Agreement, dated as of August 7, 2008, among the Company, Hub Properties Trust, MOB Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.15	Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.16
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.17
Second Amendment to Purchase and Sale Agreement, dated as of August 6, 2009, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50 Science Park, San Diego, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.18
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.19
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.20
Second Amendment to Purchase Agreement, dated as of May 20, 2009, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Filed herewith.)
10.21
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Halifax Building, 6161 Kempsville Circle, Norfolk, Virginia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.22
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Fair Oaks, 4001 Fair Ridge Drive, Fairfax, Virginia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.23
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 2141 K Street, NW, Washington, DC). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.24
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 6818 Austin Center Boulevard, Austin, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.25
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

10.26	First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.27
Second Amendment to Purchase Agreement, dated as of May 20, 2009, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Filed herewith.)
10.28
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 South Walker Avenue, 701 NE 10th Street, 200 North Bryant, 600 National Avenue, Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.29
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 South Walker Avenue, 701 NE 10th Street, 200 North Bryant, 600 National Avenue, Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.30
Second Amendment to Purchase Agreement, dated as of September 1, 2009, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Oklahoma Clinics, 8315 South Walker Avenue, 701 NE 10th Street, 200 North Bryant, 600 National Avenue, Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.31
Purchase and Sale Agreement, dated as of May 5, 2008, between the Company, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.32
First Amendment to Purchase and Sale Agreement, dated as of January 26, 2009, between the Company, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.33
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.34
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.35
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub RI Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.36
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub RI Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.37	Purchase and Sale Agreement, dated as of May 5, 2008, between 4 Maguire Road Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4 Maguire Road, Lexington, Massachusetts). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.38
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 4000 Old Court Road, Pikesville, Maryland). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.39
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 1825, 1911 and 1925 North Mills Avenue, Orlando, Florida). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.40
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Bailey Square, 1111 West 34th Street, Austin, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.41
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Bailey Square, 1111 West 34th Street, Austin, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.42
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.43
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.44
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Centre Commons, 5750 Centre Avenue, Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.45
First Amendment to Purchase and Sale Agreement, dated as of June 11, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Centre Commons, 5750 Centre Avenue, Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.46
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.47
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.48	Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.49
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.50
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.51
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.52
Right of First Refusal Agreement dated as of May 5, 2008 between the Company, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, Hub Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, Hub Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.53
Amended and Restated Shareholders Agreement, dated as of December 16, 2009, by and among the Company, Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

        We have audited the accompanying consolidated balance sheets of HRPT Properties Trust (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HRPT Properties Trust at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HRPT Properties Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2010

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of HRPT Properties Trust

        We have audited HRPT Properties Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HRPT Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, HRPT Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of HRPT Properties Trust and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2010

HRPT PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$1,237,842	$1,220,554
Buildings and improvements	5,085,839	5,021,703

	6,323,681	6,242,257
Accumulated depreciation	(884,421)	(862,958)

	5,439,260	5,379,299
Properties held for sale	8,263	145,849
Acquired real estate leases, net	166,453	164,308
Equity investments	158,822	—
Cash and cash equivalents	18,204	15,518
Restricted cash	11,662	10,837
Rents receivable, net of allowance for doubtful accounts of $10,945 and $8,492, respectively	194,358	196,839
Other assets, net	124,299	103,449

Total assets	$6,121,321	$6,016,099

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$110,000	$201,000
Senior unsecured debt, net	2,258,466	2,241,225
Mortgage notes payable, net	624,184	447,693
Other liabilities related to properties held for sale	14	3,400
Accounts payable and accrued expenses	103,608	99,285
Acquired real estate lease obligations, net	47,348	47,839
Distributions payable	26,863	—
Rent collected in advance	30,366	26,537
Security deposits	23,097	17,935
Due to affiliates	8,309	10,073

Total liabilities	3,232,255	3,094,987

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 223,860,241 and 227,731,938 shares issued and outstanding, respectively	2,239	2,277
Additional paid in capital	2,924,166	2,937,986
Cumulative net income	2,236,928	2,072,254
Cumulative common distributions	(2,576,582)	(2,441,841)
Cumulative preferred distributions	(382,596)	(331,928)
Accumulated other comprehensive income	2,547	—

Total shareholders' equity	2,889,066	2,921,112

Total liabilities and shareholders' equity	$6,121,321	$6,016,099

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Rental income	$849,722	$835,855	$783,671

Expenses:
Operating expenses	356,001	347,968	315,143
Depreciation and amortization	195,681	185,693	170,392
General and administrative	39,427	36,828	33,727
Acquisition costs	4,298	—	—

Total expenses	595,407	570,489	519,262

Operating income	254,315	265,366	264,409
Interest income	1,194	1,442	2,293
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $6,782, $5,479 and $4,426, respectively)	(173,458)	(180,193)	(170,970)
Loss on asset impairment	(31,882)	(2,283)	—
Gain (loss) on early extinguishment of debt	20,686	—	(711)
Equity in earnings of equity investments	6,546	—	—

Income from continuing operations before income tax expense	77,401	84,332	95,021
Income tax expense	(735)	(773)	(395)

Income from continuing operations	76,666	83,559	94,626
Discontinued operations:
Income from discontinued operations	8,875	23,912	27,408
Gain on sale of properties	79,133	137,174	2,221

Net income	164,674	244,645	124,255
Preferred distributions	(50,668)	(50,668)	(60,572)
Excess redemption price paid over carrying value of preferred shares	—	—	(4,230)

Net income available for common shareholders	$114,006	$193,977	$59,453

Weighted average common shares outstanding—basic	224,220	226,468	214,361

Weighted average common shares outstanding—diluted	253,413	255,661	243,554

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.12	$0.15	$0.14

Income from discontinued operations	$0.39	$0.71	$0.14

Net income available for common shareholders	$0.51	$0.86	$0.28

See accompanying notes

HRPT PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Preferred Shares							Common Shares
	Series B		Series C		Series D
													Accumulated Other Comprehensive Income
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2006	12,000,000	$289,849	6,000,000	$145,015	15,180,000	$368,270	$(216,983)	210,051,590	$2,101	$(2,115,299)	$2,774,461	$1,703,354	$—	$2,950,768
Issuance of shares, net	—	—	—	—	—	—	—	15,311,967	152	—	152,922	—	—	153,074
Redemption of shares	(5,000,000)	(120,770)	—	—	—	—	—	—	—	—	(4,230)	—	—	(125,000)
Stock grants	—	—	—	—	—	—	—	80,940	1	—	302	—	—	303
Net income	—	—	—	—	—	—	—	—	—	—	—	124,255	—	124,255
Distributions	—	—	—	—	—	—	(64,277)	—	—	(136,240)	—	—	—	(200,517)

Balance at December 31, 2007	7,000,000	169,079	6,000,000	145,015	15,180,000	368,270	(281,260)	225,444,497	2,254	(2,251,539)	2,923,455	1,827,609	—	2,902,883
Issuance of shares, net	—	—	—	—	—	—	—	2,153,941	22	—	14,151	—	—	14,173
Stock grants	—	—	—	—	—	—	—	133,500	1	—	380	—	—	381
Net income	—	—	—	—	—	—	—	—	—	—	—	244,645	—	244,645
Distributions	—	—	—	—	—	—	(50,668)	—	—	(190,302)	—	—	—	(240,970)

Balance at December 31, 2008	7,000,000	169,079	6,000,000	145,015	15,180,000	368,270	(331,928)	227,731,938	2,277	(2,441,841)	2,937,986	2,072,254	—	2,921,112
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	164,674	—	164,674
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	2,547	2,547

Total comprehensive income														167,221

Issuance of shares, net	—	—	—	—	—	—	—	1,303	—	—	9	—	—	9
Repurchase and retirement of common shares	—	—	—	—	—	—	—	(4,050,000)	(40)	—	(14,446)	—	—	(14,486)
Stock grants	—	—	—	—	—	—	—	177,000	2	—	617	—	—	619
Distributions	—	—	—	—	—	—	(50,668)	—	—	(134,741)	—	—	—	(185,409)

Balance at December 31, 2009	7,000,000	$169,079	6,000,000	$145,015	15,180,000	$368,270	$(382,596)	223,860,241	$2,239	$(2,576,582)	$2,924,166	$2,236,928	$2,547	$2,889,066

See accompanying notes

HRPT PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,674	$244,645	$124,255
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	155,341	155,026	147,550
Amortization of debt discounts, premiums and deferred financing fees	6,782	5,458	4,377
Amortization of acquired real estate leases	35,174	29,937	30,966
Other amortization	15,206	16,440	14,424
Loss on asset impairment	31,882	2,283	—
(Gain) loss on early extinguishment of debt	(20,686)	—	711
Equity in earnings of equity investments	(6,546)	—	—
Distributions of earnings from equity investments	4,975	—	—
Gain on sale of properties	(79,133)	(137,174)	(2,221)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(825)	7,190	4,691
Increase in rents receivable and other assets	(19,018)	(46,043)	(49,319)
Increase (decrease) in accounts payable and accrued expenses	2,797	12,003	(6,829)
Increase in rent collected in advance	2,983	2,618	5,187
Increase in security deposits	5,162	6,385	91
Decrease in due to affiliates	(1,764)	(326)	(2,309)

Cash provided by operating activities	297,004	298,442	271,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(665,410)	(416,461)	(423,488)
Investment in marketable pass through certificates	(6,760)	—	—
Proceeds from sale of properties	212,048	333,614	4,410
Investment in Affiliates Insurance Company	(5,133)	—	—

Cash used in investing activities	(465,255)	(82,847)	(419,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(14,486)	—	—
Repurchase and retirement of outstanding debt securities	(88,251)	—	—
Redemption of preferred shares	—	—	(125,000)
Proceeds from issuance of common shares, net	—	—	153,074
Proceeds from borrowings	1,082,000	406,000	1,220,340
Payments on borrowings	(632,059)	(384,159)	(848,979)
Deferred financing fees	(17,721)	(827)	(4,124)
Distributions to common shareholders	(107,878)	(190,302)	(180,351)
Distributions to preferred shareholders	(50,668)	(50,668)	(64,277)

Cash provided by (used in) financing activities	170,937	(219,956)	150,683

Increase (decrease) in cash and cash equivalents	2,686	(4,361)	3,179
Cash and cash equivalents at beginning of period	15,518	19,879	16,700

Cash and cash equivalents at end of period	$18,204	$15,518	$19,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (including capitalized interest paid of $0, $0 and $489 in 2009, 2008 and 2007, respectively)	$166,771	$172,244	$162,392
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(9,078)	$(125,569)	$(4,545)
Real estate sales	—	10,782	—
Net assets transferred to Government Properties Income Trust	395,317	—	—
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$628	$14,554	$303
Assumption of mortgage notes payable	9,069	111,396	4,545
Mortgage notes related to properties sold	—	(10,782)	—
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	(243,199)	—	—
Common distributions declared	26,863	—	—

See accompanying notes

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1. Organization

        HRPT Properties Trust is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986. At December 31, 2009, we had investments in 518 office, industrial and other properties, including approximately 17,914,000 square feet of leased industrial and commercial lands. In addition, we owned 46.3% of the common shares of Government Properties Income Trust, or GOV, a REIT that owns properties that are majority leased to government tenants. GOV was our wholly owned subsidiary until its initial public offering, or IPO, in June 2009 when it became a separate public entity.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries. All intercompany transactions have been eliminated.

        We account for our investments in 50% or less owned companies, including our investments in GOV and Affiliates Insurance Company, or AIC, over which we can exercise influence, but do not control, using the equity method of accounting. Significant influence is present through common representation on the Boards of Trustees or Directors of us and each of GOV and AIC. Our two Managing Trustees are also Managing Trustees of GOV and owners of Reit Management & Research LLC, or RMR, which is the manager of us, GOV and AIC, and each of our Trustees is a Director of AIC. We use the income statement method to account for issuance of common shares of beneficial interest by GOV and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by GOV or AIC are recognized in our income statement.

        Real Estate Properties.    Real estate properties are recorded at cost. Depreciation on real estate investments is provided for on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, for our properties among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, building and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

value of tenant relationships has not been separated from in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill.

        We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values (presented in our consolidated balance sheets as acquired real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. Such amortization resulted in changes to rental income of ($10,040), ($8,563) and ($9,445) during the years ended December 31, 2009, 2008 and 2007, respectively, and changes to income from discontinued operations of $0, ($235) and ($479), for the years ended December 31, 2009, 2008 and 2007, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining terms of the respective leases. The amount of such amortization included in depreciation and amortization totaled $25,134, $21,053 and $20,934 during the years ended December 31, 2009, 2008 and 2007, respectively. The amount of such amortization included in income from discontinued operations totaled $0, $85 and $108 during the years ended December 31, 2009, 2008 and 2007, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

        Intangible lease assets and liabilities recorded by us for properties acquired in 2009 totaled $57,935 and $11,406, respectively. Intangible lease assets and liabilities recorded by us for properties acquired in 2008 totaled $58,997 and $14,712, respectively. Accumulated amortization of capitalized above market lease values was $91,573 and $75,565 at December 31, 2009 and 2008, respectively, for continuing operations, and $0 and $759 at December 31, 2009 and 2008, respectively, for discontinued operations. Accumulated amortization of capitalized below market lease values was $42,639 and $38,065 at December 31, 2009 and 2008, respectively, for continuing operations, and $0 at December 31, 2009 and 2008, for discontinued operations. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $111,904 and $94,018 at December 31, 2009 and 2008, respectively, for continuing operations, and $0 and $294, at December 31, 2009 and 2008, respectively, for discontinued operations. Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2009, are approximately $28,694 in 2010, $20,489 in 2011, $15,157 in 2012, $12,357 in 2013, $9,786 in 2014 and $32,622 thereafter.

        Impairment losses on investments are recognized where indicators of impairment are present and the undiscounted cash flow estimated to be generated by our investments is less than the carrying amount of such investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. During the fourth quarter of 2009, we determined the carrying value of eight properties exceeded their estimated fair value based on property appraisals and an analysis of property level cash flows, resulting in a $31,882 impairment charge.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed. Certain of our industrial lands in Hawaii may require expensive environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change those land uses or to undertake this environmental clean up. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2009 and 2008, accrued environmental remediation costs totaling $12,422 and $12,609, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets.

        Cash and Cash Equivalents.    We carry cash and short term investments with original maturities of three months or less at the date of purchase at cost plus accrued interest.

        Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by some of our mortgage debts, as well as security deposits paid to us by some of our tenants.

        Other Assets, Net.    Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses. Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2009 and 2008, deferred financing fees totaled $48,658 and $38,081, respectively, and accumulated amortization for deferred financing fees totaled $26,912 and $23,535, respectively. Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs for continuing operations totaled $119,169 and $116,178 at December 31, 2009 and 2008, respectively, and accumulated amortization for deferred leasing costs for continuing operations totaled $46,439 and $44,505, respectively. Deferred leasing costs for discontinued operations totaled $31 and $4,833 at December 31, 2009 and 2008, respectively, and accumulated amortization for deferred leasing costs for discontinued operations totaled $19 and $1,333, respectively. Future amortization of deferred financing fees and leasing costs to be recognized by us during the

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

current terms of our loans and leases as of December 31, 2009, are approximately $18,523 in 2010, $14,603 in 2011, $12,493 in 2012, $10,676 in 2013, $9,175 in 2014 and $29,018 thereafter.

        In March 2009, we purchased $8,000 of marketable commercial mortgage pass through certificates, or certificates, which are backed by our mortgage notes payable due January 2011, for $6,760. We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity. As of December 31, 2009, these certificates had a carrying value of $7,267 and were included in other assets in our consolidated balance sheet. These certificates had an estimated fair market value of $7,443 as of December 31, 2009. We follow the amortized cost method of accounting for these certificates. Under this method, we amortize the difference between the face value of the certificates and their purchase price to income using the interest method over the expected remaining term of the certificates.

        Accounting Policy for Derivative Instruments.    The Derivatives and Hedging Topic of the Codification, defined below, requires companies to recognize all their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. In December 2009, we entered into interest rate swap agreements that qualify as cash flow hedges. As of December 31, 2009, the fair value of our derivative instruments of $2,547 was included in other assets and accumulated other comprehensive income in our consolidated balance sheet.

        We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with our floating rate borrowings. We designate certain interest rate swaps as cash flow hedges of floating rate borrowings.

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

        Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares were converted into our common shares, where such conversion would result in a lower EPS amount. The effect of our series D convertible preferred shares on income from continuing operations and net income available for common shareholders is anti-dilutive for all periods presented.

        Reclassifications.    Reclassifications have been made to the prior years' financial statements and footnotes to conform to the current year's presentation.

        Income Taxes.    We are a real estate investment trust under the Internal Revenue Code of 1986, as amended and, are generally not subject to federal and state income taxes provided we distribute our

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

taxable income to our shareholders and meet other requirements for qualifying as a real estate investment trust. However, we are subject to some state and local taxes most of which are not measured based on our income, and in limited circumstances we are subject to state income tax without regard to our REIT status. The provision for state taxes which is based on our income has been separately stated in our consolidated statements of income. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

        New Accounting Pronouncements.    In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification. The Codification is the single source of authoritative non-governmental U.S. generally accepted accounting principles and was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not cause any material change to our current accounting practices.

        Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification. This Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements are issued or are available to be issued. See Note 13 below.

        The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions. This Topic was effective for fiscal years beginning after December 15, 2008 and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs.

        In April 2009, the FASB issued the following topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and Interim Disclosures about Fair Value of Financial Instruments. The first Topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased. This Topic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Other-Than-Temporary Impairments Topic amends existing other-than-temporary impairment guidance related to debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities. The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Each of these topics was

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these topics did not cause any material changes to our disclosures in our consolidated financial statements.

        In January 2010, the FASB amended the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The Topic now requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the Topic clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years beginning after December 15, 2010. The adoption of these requirements has not had, and is not expected to have, a material impact upon our disclosures.

Note 3. Real Estate Properties

        During 2009, we purchased nine office properties for $564,350, excluding closing costs, and two industrial properties for $51,089, excluding closing costs. We also funded $58,818 of improvements to our owned properties. We funded all of these transactions with cash on hand, by borrowing under our revolving credit facility and the assumption of $9,069 of secured mortgage debt. We allocated $86,450 of our total 2009 acquisition costs to land, $482,460 to building and improvements, $57,935 to acquired real estate leases and $11,406 to acquired real estate lease obligations.

        In May 2008, we entered into various purchase agreements to sell 48 medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate purchase price of approximately $565,000, excluding closing costs. In 2008 and 2009, we sold 47 of these properties containing 2,161,000 square feet of space for approximately $562,000, excluding closing costs, and recognized gains totaling approximately $216,300. The one remaining building originally included in these agreements with an allocated value of $3,000 is no longer subject to an agreement for sale and it has been reclassified to continuing operations. In addition, SNH acquired rights of first refusal to purchase from us any of 45 additional buildings (containing approximately 4,598,000 square feet of rental space) that are leased to tenants in medical related businesses which we continue to own. Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH's boards of trustees composed of trustees who were not also trustees of both companies.

        In June 2008, we also agreed to sell one additional property to a third party for $15,000, excluding closing costs. This purchase contract expired and we retained the $750 previously paid by the buyer when it was unable to meet its obligation to close on January 26, 2010. A new purchase contract is currently being considered which may include purchase money financing provided by us, secured by a first mortgage on the property, and a closing date later in 2010. We can provide no assurance that we will sell this building or that this sale will be completed in 2010.

        All properties under contract or in active negotiations for sale are classified as held for sale in our consolidated balance sheets. Results of operations for properties under contract for sale or sold are included in discontinued operations in our consolidated statements of income. Summarized balance

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

sheet and income statement information for properties under contract for sale or sold as of December 31, 2009, is as follows:

        Balance Sheet:

	December 31,
	2009	2008
Real estate properties	$8,192	$128,968
Acquired real estate leases	—	221
Rents receivable	—	13,075
Other assets, net	71	3,585

Properties held for sale	$8,263	$145,849

Rent collected in advance	$14	$860
Security deposits	—	2,540

Other liabilities related to properties held for sale	$14	$3,400

        Income Statement:

	Year Ended December 31,
	2009	2008	2007
Rental income	$11,964	$45,620	$56,644
Operating expenses	(2,645)	(12,767)	(14,024)
Depreciation and amortization	—	(6,912)	(12,624)
General and administrative	(444)	(1,674)	(1,990)

Operating income	8,875	24,267	28,006
Interest income	—	5	3
Interest expense	—	(360)	(601)

Income from discontinued operations	$8,875	$23,912	$27,408

        Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2010 to 2051. The triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or most property management services.

        We committed $45,011 for expenditures related to 4,668,000 square feet of leases executed during 2009. Committed but unspent tenant related obligations based on executed leases as of December 31, 2009, were $34,707.

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2009, are as follows:

2010	$679,909
2011	591,430
2012	518,761
2013	440,724
2014	365,715
Thereafter	1,673,058

$4,269,597

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

        One of our real estate properties purchased during 2009 is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.

        The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2009, are as follows:

2010	$1,456
2011	1,456
2012	1,456
2013	1,461
2014	1,477
Thereafter	137,401

$144,707

        The amount of ground lease expense included in operating expenses during the year ended December 31, 2009, totaled $718.

Note 4. Equity Investments

        At December 31, 2009 and 2008, we had the following equity investments:

	Ownership Percentage		Equity in Earnings (Loss)			Equity Investments
	December 31,		Year Ended December 31,			December 31,
	2009	2008	2009	2008	2007	2009	2008
GOV	46.3%	—%	$6,679	$—	$—	$153,822	$—
AIC	14.3	—	(133)	—	—	5,000	—

			$6,546	$—	$—	$158,822	$—

        During April 2009, we contributed 29 properties with 3,304,000 square feet of space to our wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over allotment option) and GOV became a separate public company. In connection with this transaction, we and GOV entered into a transaction agreement which governs our separation and relationship with GOV. Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us additional buildings that are majority leased to government tenants which we continue to own after GOV's IPO. At December 31, 2009, we owned 9,950,000, or 46.3%, of the common shares of beneficial interest of GOV with a carrying value of $153,822 and a market value based on quoted market prices, of $228,651 ($22.98 per share).

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 4. Equity Investments (Continued)

        Since the GOV IPO, our investment in it has been accounted for using the equity method. Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income. Our percentage share of earnings from GOV totaled $6,679 for the period ended December 31, 2009. Prior to the GOV IPO, the operating results and investments of GOV were included in our results of operations and financial position. The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824. The difference between the carrying value and our share of the underlying equity of GOV is being amortized over a 30 year period, which approximates the remaining useful lives of the properties contributed to GOV. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings.

        The following summarized financial data of GOV, as reported in its Annual Report on Form 10-K, includes results of operations prior to June 8, 2009 (the date GOV became a separate public company), which are included in our consolidated results of operations when GOV was our wholly owned subsidiary. References in these financial statements to the Annual Report on Form 10-K for GOV are included as textual references only, and the information in GOV's Annual Report is not incorporated by reference into these financial statements.

	December 31,
	2009	2008
Real estate properties, net	$463,730	$390,441
Acquired real estate leases, net	15,310	10,071
Cash and cash equivalents	1,478	97
Rents receivable	13,544	14,593
Other assets, net	20,751	4,572

Total assets	$514,813	$419,774

Secured credit facility	$144,375	$—
Acquired real estate lease obligations, net	3,566	3,151
Other liabilities	14,822	3,170
Shareholders' equity	352,050	413,453

Total liabilities and shareholders' equity	$514,813	$419,774

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 4. Equity Investments (Continued)

	Year Ended December 31,
	2009	2008	2007
Rental income	$78,957	$75,425	$73,050
Operating expenses	(27,103)	(26,348)	(23,942)
Depreciation and amortization	(15,172)	(14,182)	(13,832)
Acquisition costs	(1,032)	—	—
General and administrative	(4,151)	(2,984)	(2,906)

Operating income	31,499	31,911	32,370
Interest and other income	38	37	88
Interest expense	(5,556)	(141)	(359)

Net income	$25,981	$31,807	$32,099

Weighted average common shares outstanding	15,082	—	—

Net income per common share	$1.72	$—	$—

        As of December 31, 2009, we invested $5,133 in AIC, an insurance company that is owned by RMR and companies to which RMR provides management services. We own 14.29% of the common shares of AIC with a current carrying value of $5,000 as of December 31, 2009. Our investment in AIC is accounted for using the equity method of accounting. We expect to procure some of our insurance from AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. Our percentage share of earnings (loss) from AIC totaled ($133) for the year ended December 31, 2009. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the individual assets and liabilities held by AIC, AIC's overall financial condition, and the financial condition and prospects for the insurance industry generally.

Note 5. Shareholders' Equity

        We have common shares available for issuance under the terms of our 2003 Incentive Share Award Plan, or the 2003 Plan. During the years ended December 31, 2009, 2008 and 2007, 152,000 common shares with an aggregate market value of $1,143, 113,500 common shares with an aggregate market value of $641 and 67,200 common shares with an aggregate market value of $637, respectively, were awarded to our officers and certain employees of RMR pursuant to this plan. All of our trustees were each awarded 5,000 common shares in 2009 with an aggregate market value of $101 ($20 per trustee), 4,000 common shares in 2008 with an aggregate market value of $146 ($29 per trustee) and 3,000 common shares in 2007 with an aggregate market value of $176 ($35 per trustee), as part of their annual fees. The shares awarded to our trustees vested immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. We include the value of awarded common shares in general and administrative expenses at the time the awards vest. At December 31, 2009, 5,870,538 of our common shares remain available for issuance under the 2003 Plan.

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 5. Shareholders' Equity (Continued)

        Cash distributions per common share paid or accrued by us in 2009, 2008 and 2007, were $0.60, $0.84, and $0.84, respectively. The characterization of our distributions paid or accrued in 2009, 2008 and 2007 was 96.75%, 63.33% and 72.2% ordinary income, respectively, 0%, 6.92% and 0% qualified dividend, respectively, 0%, 0% and 27.8% return of capital, respectively, 3.25%, 9.65% and 0% Internal Revenue Code section 1250 gain, respectively, and 0%, 20.10% and 0% capital gain, respectively. In December 2009, we declared and accrued a distribution of $0.12 per common share which was paid on January 29, 2010, to shareholders of record on December 21, 2009. Our credit facility agreement contains a number of financial and other covenants, including a covenant which limits, with certain exceptions, the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the agreement.

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

        Our 15,180,000 series D cumulative convertible preferred shares carry dividends of $1.625, 6 1/2%, per annum, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 1.9231 common shares per series D preferred share, which is equivalent to an initial conversion price of $13.00 per common share, or 29,192,658 additional common shares at December 31, 2009. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

        We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances. Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The rights expire on October 17, 2014, and are redeemable at our option.

Note 6. Related Person Transactions

        We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide property management and administrative services to us: a business management agreement and a property management agreement. Renewals or extensions of the business management agreement and the property management agreement are subject to the periodic review by

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 6. Related Person Transactions (Continued)

our Independent Trustees. Any termination of the business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our Managing Trustees. Each of our executive officers are also officers of RMR.

        RMR is compensated at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as defined, for the first $250,000 of such investments and 0.5% thereafter, plus an incentive fee based upon increases in funds from operations per common share, as defined in the business management agreement, plus property management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. The incentive fee to RMR is paid in our common shares. No incentive fees were earned for the years ended December 31, 2009, 2008 and 2007. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs which we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was approximately $226, $209 and $170 in 2009, 2008 and 2007, respectively. RMR also leases approximately 26,000 square feet of office space from us at rental rates which we believe to be commercially reasonable. All transactions between us and RMR and affiliates are approved by our Independent Trustees. Our audit and compensation committees are composed of our Independent Trustees.

        During April 2009, we contributed 29 properties with 3,304,000 square feet of space to our then wholly owned subsidiary, GOV, a REIT that owns properties that are majority leased to government tenants. Also in April 2009, GOV entered a new $250,000 secured credit facility with a group of commercial banks. The $250,000 proceeds of this credit facility were distributed to us and used to repay amounts outstanding under our revolving credit facility. In June 2009, GOV completed an IPO of 11,500,000 GOV common shares (including exercise of an over-allotment option) and became a separate public company. Simultaneous with the closing of the GOV IPO, the $250,000 secured credit facility ceased to be our obligation. In connection with this transaction, we and GOV entered a transaction agreement which governs our separation and relationship with GOV. Among other terms, under this agreement GOV acquired rights of first refusal to purchase from us additional buildings that are majority leased to government tenants which we continue to own after the GOV IPO. Both we and GOV are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV.

        In May 2008, we entered into various purchase agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH for an aggregate purchase price of approximately $565,000, excluding closing costs. In 2008 and 2009, we sold 47 of these properties containing 2,161,000 square feet of space for approximately $562,000, excluding closing costs, and recognized gains totaling approximately $216,300. The one remaining building originally included in these agreements with an allocated value of $3,000 is no longer subject to the agreement for sale.

        SNH was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999 and, at the time of this spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings. Concurrently with the execution and delivery of the purchase agreements described above, we and SNH entered into

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 6. Related Person Transactions (Continued)

an amendment to that transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. Also, concurrently with the execution and delivery of the agreements described above, we entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase up to 45 additional identified properties (containing approximately 4,598,000 square feet of rental space) that we own and which are leased to tenants in medical related businesses in the event that we determine to sell such properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiary which owns such properties.

        Both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH. As a result, the transactions between us and SNH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other party to these agreements.

        As of December 31, 2009, we invested $5,133 in AIC, an insurance company that is owned by RMR and companies to which RMR provides management services. We own 14.29% of the common shares of AIC which has a current carrying value of $5,000.

        Amounts resulting from transactions with related persons for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Year Ended December 31,
	2009	2008	2007
Business management fees, incentive fees and internal audit costs to RMR	$33,817	$33,638	$31,733
Distributions paid to beneficial owners of RMR and their affiliates	714	1,243	1,237
Rental income received from RMR	531	630	629
Property management fees to RMR	29,955	29,805	28,677
Net assets transferred to GOV	395,317	—	—
Secured credit facility and related deferred financing fees transferred to GOV, net	243,199	—	—
Distributions received from GOV	4,975	—	—
Proceeds of property sales to SNH	214,585	346,759	—
Investment in AIC	5,133	—	—

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness

        At December 31, 2009 and 2008, our outstanding indebtedness included the following:

	December 31,
	2009	2008
Unsecured revolving credit facility, due August 2010, at LIBOR plus a premium	$110,000	$201,000
Unsecured floating rate senior notes, due March 2011, at LIBOR plus a premium	168,219	200,000
Senior Notes, due 2010 at 8.875%	30,000	30,000
Senior Notes, due 2010 at 8.625%	20,000	20,000
Senior Notes, due 2012 at 6.95%	150,680	200,000
Senior Notes, due 2013 at 6.50%	190,980	200,000
Senior Notes, due 2014 at 5.75%	244,655	250,000
Senior Notes, due 2015 at 6.40%	186,000	200,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Senior Notes, due 2017 at 6.25%	250,000	250,000
Senior Notes, due 2018 at 6.65%	250,000	250,000
Senior Notes, due 2019 at 7.50%	125,000	—
Mortgage Notes Payable, due 2009 at 5.17%	—	134
Mortgage Notes Payable, due 2011 at 6.814%	230,507	234,791
Mortgage Notes Payable, due 2011 at 7.435%	29,937	30,416
Mortgage Notes Payable, due 2012 at 8.05%	23,945	24,386
Mortgage Notes Payable, due 2012 at 6.0%	4,946	5,088
Mortgage Notes Payable, due 2014 at 4.95%	13,212	13,471
Mortgage Notes Payable, due 2015 at 5.99%	9,031	—
Mortgage Notes Payable, due 2016 at 5.76%	8,492	8,794
Mortgage Notes Payable, due 2016 at 6.03%	41,600	41,600
Mortgage Notes Payable, due 2016 at 7.36%	12,597	12,968
Mortgage Notes Payable, due 2019 at LIBOR plus a premium	175,000	—
Mortgage Notes Payable, due 2022 at 6.75%	4,555	4,786
Mortgage Notes Payable, due 2023 at 6.14%	15,135	15,867
Mortgage Notes Payable, due 2026 at 5.71%	8,701	9,018
Mortgage Notes Payable, due 2027 at 6.06%	13,834	14,249
Mortgage Notes Payable, due 2029 at 6.794%	39,414	40,327

	3,006,440	2,906,895
Less unamortized net premiums and discounts	13,790	16,977

	$2,992,650	$2,889,918

        During 2009, we repurchased and retired $31,781 of our floating rate senior notes due 2011 for $24,207, $49,320 of our 6.95% senior notes due 2012 for $41,495, $9,020 of our 6.50% senior notes due 2013 for $7,261, $5,345 of our 5.75% senior notes due 2014 for $4,278, and $14,000 of our 6.40% senior notes due 2015 for $11,010 using cash on hand and borrowings under our revolving credit

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness (Continued)

facility. In connection with these transactions, we recognized gains on early extinguishment of debt totaling $20,686, net of unamortized deferred financing fees and note discounts.

        In November 2009, we issued $125,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $121,475. These notes bear interest at 7.50%, require quarterly interest payments and mature in November 2019. In December 2009, we closed a mortgage loan for $175,000 with a 10 year term secured by one of our properties located in Philadelphia, PA. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 with a cash flow hedge that sets the rate at approximately 5.66% per year (excluding amortization of costs). No principal repayment is required for the first three years, after which the loan will be amortized on a 30 year direct reduction basis until maturity in December 2019 and may be prepaid without penalty. Net proceeds from these financing transactions were used to reduce amounts outstanding under our revolving credit facility.

        We have an unsecured revolving credit facility with a borrowing capacity of $750,000 that we use for acquisitions, working capital and general business purposes. As of December 31, 2009, we had $110,000 outstanding and $640,000 available for borrowing under this revolving credit facility. Our revolving credit facility matures in August 2010 and requires interest at LIBOR plus 55 basis points. The interest rate on this facility averaged 0.9% and 3.2% per annum for the years ended December 31, 2009 and 2008, respectively. Subject to certain conditions, we may extend the maturity date of this revolving credit facility to August 2011 upon payment of a fee. We continue to monitor banking market conditions and to date have not made a decision to either pursue a new or amended revolving credit facility, or exercise our one year extension option.

        Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.

        As part of our 2009 acquisitions, we assumed $9,069 of secured debt which was recorded at its fair value.

        At December 31, 2009, 29 properties costing $1,164,242 with an aggregate net book value of $908,480 were secured by mortgage notes totaling $624,184 maturing from 2011 through 2029.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2009, are as follows:

2010	$169,786
2011	428,776
2012	183,287
2013	197,961
2014	263,818
Thereafter	1,762,812

$3,006,440

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 8. Fair Value of Financial Instruments

        The table below presents certain of our assets and liabilities measured at fair value at December 31, 2009, categorized by the level of inputs used in the valuation of each asset or liability:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Effective portion of interest rate contracts(1)	$2,547	$—	$2,547	$—
Long-lived assets held and used(2)	$18,104	$—	$—	$18,104

(1)
The fair value of our interest rate swap contracts are determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)
Long-lived assets held and used consist of eight properties in our Other Markets segment with a carrying amount of $49,986 that were written down to their fair value of $18,104, resulting in an impairment charge of $31,882 for the year ended December 31, 2009. We used broker information and comparable sales transactions to determine the fair value of four of these properties. We determined fair value for the remaining four properties based on the sum of their expected future undiscounted cash flows to be generated from those properties (level 3 inputs).

        In addition to the assets and liabilities described in the above table, our financial instruments include cash and cash equivalents, rents receivable, equity investments, marketable pass through certificates, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and due to affiliates. At December 31, 2009 and 2008, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$153,822	$228,651	$—	$—
Marketable pass through certificates	$7,267	$7,443	$—	$—
Senior notes and mortgage notes payable	$2,539,431	$2,547,036	$2,488,918	$1,695,824

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 8. Fair Value of Financial Instruments (Continued)

        At December 31, 2009, the fair values of our equity investment in GOV and marketable pass through certificates are based on quoted market prices of $22.98 and $93.04, respectively. The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing rates.

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of derivative financial instruments and rents receivable.

        We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one issuer.

Note 9. Segment Information

        Our primary business is the ownership and operation of office and industrial properties, including leased industrial and commercial lands in Oahu, HI. We account for all of our properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income, or NOI, which we define as rental income less operating expenses. Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Washington DC, Metro Boston, MA and Other Markets, which includes properties located throughout the United States. Prior periods have been restated to reflect one office property reclassified from discontinued operations during the fourth quarter of 2009 as discussed in Note 3.

        The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, acquisition costs, interest income and expense, loss on asset impairment, gain (loss) on early extinguishment of debt, and equity in earnings of equity investments. The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Segment Information (Continued)

        As of December 31, 2009, we owned 332 office properties and 186 industrial and other properties, excluding properties classified as held for sale. Property level information by geographic segment and property type is as follows:

        As of and for the year ended December 31, 2009:

	As of December 31, 2009
	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,285	—	5,285
Oahu, HI	—	17,914	17,914
Metro Washington, DC	1,869	—	1,869
Metro Boston, MA	2,624	—	2,624
Other Markets	25,564	13,582	39,146

Totals	35,342	31,496	66,838

Central business district, or CBD	13,121	158	13,279
Suburban	22,221	31,338	53,559

Totals	35,342	31,496	66,838

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Segment Information (Continued)

	Year Ended December 31, 2009
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$123,410	$—	$123,410
Oahu, HI	—	72,548	72,548
Metro Washington, DC	58,746	—	58,746
Metro Boston, MA	51,058	—	51,058
Other Markets	465,286	78,674	543,960

Totals	$698,500	$151,222	$849,722

CBD	$318,998	$2,208	$321,206
Suburban	379,502	149,014	528,516

Totals	$698,500	$151,222	$849,722

Property net operating income:
Metro Philadelphia, PA	$63,150	$—	$63,150
Oahu, HI	—	54,863	54,863
Metro Washington, DC	36,578	—	36,578
Metro Boston, MA	28,402	—	28,402
Other Markets	258,523	52,205	310,728

Totals	$386,653	$107,068	$493,721

CBD	$170,383	$1,722	$172,105
Suburban	216,270	105,346	321,616

Totals	$386,653	$107,068	$493,721

        As of December 31, 2009, our investments in office properties, and in industrial and other properties, net of accumulated depreciation, excluding properties classified in discontinued operations, were $4,172,302 and $1,266,958, respectively.

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Segment Information (Continued)

        As of and for the year ended December 31, 2008:

	As of December 31, 2008
	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,277	—	5,277
Oahu, HI	—	17,914	17,914
Metro Washington, DC	2,402	—	2,402
Metro Boston, MA	2,624	—	2,624
Other Markets	26,082	12,598	38,680

Totals	36,385	30,512	66,897

CBD	12,322	158	12,480
Suburban	24,063	30,354	54,417

Totals	36,385	30,512	66,897

	Year Ended December 31, 2008
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$122,591	$—	$122,591
Oahu, HI	—	66,831	66,831
Metro Washington, DC	70,780	—	70,780
Metro Boston, MA	50,103	—	50,103
Other Markets	445,437	80,113	525,550

Totals	$688,911	$146,944	$835,855

CBD	$296,357	$1,421	$297,778
Suburban	392,554	145,523	538,077

Totals	$688,911	$146,944	$835,855

Property net operating income:
Metro Philadelphia, PA	$62,612	$—	$62,612
Oahu, HI	—	49,837	49,837
Metro Washington, DC	42,473	—	42,473
Metro Boston, MA	28,616	—	28,616
Other Markets	247,846	56,503	304,349

Totals	$381,547	$106,340	$487,887

CBD	$156,035	$915	$156,950
Suburban	225,512	105,425	330,937

Totals	$381,547	$106,340	$487,887

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Segment Information (Continued)

        As of December 31, 2008, our investments in office properties, and in industrial and other properties, net of accumulated depreciation, excluding properties classified in discontinued operations, were $4,127,397 and $1,251,902, respectively.

        As of and for the year ended December 31, 2007:

	As of December 31, 2007
	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,291	—	5,291
Oahu, HI	—	17,914	17,914
Metro Washington, DC	2,401	—	2,401
Metro Boston, MA	2,624	—	2,624
Other Markets	22,795	11,198	33,993

Totals	33,111	29,112	62,223

CBD	10,758	158	10,916
Suburban	22,353	28,954	51,307

Totals	33,111	29,112	62,223

	Year Ended December 31, 2007
	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$123,799	$—	$123,799
Oahu, HI	—	64,634	64,634
Metro Washington, DC	69,814	—	69,814
Metro Boston, MA	54,646	—	54,646
Other Markets	401,139	69,639	470,778

Totals	$649,398	$134,273	$783,671

CBD	$267,916	$1,210	$269,126
Suburban	381,482	133,063	514,545

Totals	$649,398	$134,273	$783,671

Property net operating income:
Metro Philadelphia, PA	$63,380	$—	$63,380
Oahu, HI	—	50,417	50,417
Metro Washington, DC	43,890	—	43,890
Metro Boston, MA	34,041	—	34,041
Other Markets	228,372	48,428	276,800

Totals	$369,683	$98,845	$468,528

CBD	$145,427	$855	$146,282
Suburban	224,256	97,990	322,246

Totals	$369,683	$98,845	$468,528

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Calculation of Property Net Operating Income

        The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under generally accepted accounting principles, or GAAP, reported in our consolidated financial statements. We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate individual, regional and company wide property level performance. NOI excludes certain components from net income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. A reconciliation of NOI to net income for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Year Ended December 31,
	2009	2008	2007
Rental income	$849,722	$835,855	$783,671
Operating expenses	(356,001)	(347,968)	(315,143)

Property net operating income (NOI)	$493,721	$487,887	$468,528

Property net operating income	$493,721	$487,887	$468,528
Depreciation and amortization	(195,681)	(185,693)	(170,392)
General and administrative	(39,427)	(36,828)	(33,727)
Acquisition costs	(4,298)	—	—

Operating income	254,315	265,366	264,409
Interest income	1,194	1,442	2,293
Interest expense	(173,458)	(180,193)	(170,970)
Loss on asset impairment	(31,882)	(2,283)	—
Gain (loss) on early extinguishment of debt	20,686	—	(711)
Equity in earnings of equity investments	6,546	—	—

Income from continuing operations before income tax expense	77,401	84,332	95,021
Income tax expense	(735)	(773)	(395)

Income from continuing operations	76,666	83,559	94,626
Income from discontinued operations	8,875	23,912	27,408
Gain on sale of properties	79,133	137,174	2,221

Net income	$164,674	$244,645	$124,255

Note 11. Tenant Concentration

        The United States Government is our only tenant which is responsible for more than five percent of our revenues. For the years ended December 31, 2009, 2008 and 2007, revenues from the United States Government were $78,534, $110,961 and $108,627, respectively.

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 12. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2009 and 2008. Reclassifications have been made to the prior quarters and prior year results to reflect one office property reclassified from discontinued operations during the fourth quarter of 2009:

	2009
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$216,971	$212,777	$206,635	$213,339
Net income (loss) available for common shareholders	30,445	46,949	59,532	(22,920)	(2)
Net income (loss) available for common shareholders per share—basic and diluted	0.13	0.21	0.27	(0.10)
Common distributions declared	0.12	0.12	0.12	0.24	(3)

	2008
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Total revenues	$201,273	$204,374	$211,754	$218,454
Net income available for common shareholders	14,739	55,385	73,057	50,796
Net income available for common shareholders per share—basic and diluted	0.07	0.25	0.32	0.22
Common distributions declared	0.21	0.21	0.21	0.21

(1)
Amounts previously reported have been adjusted as follows:

	2009
	First Quarter	Second Quarter	Third Quarter
Total revenues as previously reported	$216,923	$212,729	$206,587
Total revenues reclassified from discontinued operations	48	48	48

Total revenues restated	$216,971	$212,777	$206,635

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported	$201,172	$204,273	$211,689	$218,406
Total revenues reclassified from discontinued operations	101	101	65	48

Total revenues restated	$201,273	$204,374	$211,754	$218,454

(2)
The fourth quarter of 2009 includes a $31,882 loss on asset impairment and no gains on property sales or early extinguishment of debt.

(3)
Includes $0.12 per common share distribution which was declared on December 11, 2009, and paid on January 29, 2010, to shareholders of record as of the close of business on December 21, 2009.

HRPT PROPERTIES TRUST

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 13. Subsequent Events

        In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of $199,500 and reducing our ownership percentage from 46.3% prior to this transaction to 31.8% after this transaction.

        In February 2010, we agreed to acquire one property for $10,800, excluding closing costs. This acquisition is subject to various closing conditions customary in real estate transactions and there is no assurance as to when or if this property will be acquired.

        In preparing these consolidated financial statements, we evaluated events that occurred through February 23, 2010, the date of issuance of these consolidated financial statements, for potential recognition or disclosure.

HRPT PROPERTIES TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$4,737	$3,574	$(2,021)	$6,290

Year Ended December 31, 2008:
Allowance for doubtful accounts	$6,290	$3,463	$(1,261)	$8,492

Year Ended December 31, 2009:
Allowance for doubtful accounts	$8,492	$4,099	$(1,646)	$10,945

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Birmingham	AL	$12,597	$4,000	$19,604	$119	$—	$4,002	$19,721	$23,723	$1,496	12/27/06	2001
Mobile	AL	—	1,540	9,732	—	—	1,540	9,732	11,272	530	10/22/07	1998
Russellville	AR	—	910	10,979	(13)	—	909	10,967	11,876	738	4/2/07	2001
Phoenix	AZ	—	1,828	16,453	(1)	—	1,828	16,452	18,280	4,302	7/30/99	1982
Phoenix	AZ	—	1,041	8,023	1,841	—	1,041	9,864	10,905	2,005	2/1/02	1987
Phoenix	AZ	—	1,899	14,872	921	—	1,899	15,793	17,692	3,484	2/1/02	1999
Safford	AZ	—	635	2,729	3,420	—	681	6,103	6,784	914	3/31/97	1992
Tempe	AZ	—	1,125	10,122	1,491	—	1,125	11,613	12,738	2,701	6/30/99	1987
Tolleson	AZ	—	1,257	9,210	181	—	1,257	9,391	10,648	1,409	12/19/03	1990
Tucson	AZ	—	765	3,280	101	—	779	3,367	4,146	1,078	3/31/97	1993
Tucson	AZ	—	3,261	26,357	4,139	—	3,261	30,496	33,757	7,173	2/27/02	1986
Fremont	CA	—	4,500	5,878	—	—	4,500	5,878	10,378	110	3/19/09	1990
Fremont	CA	—	5,300	7,622	(1)	—	5,300	7,621	12,921	143	3/19/09	1985
Fremont	CA	—	6,500	10,337	—	—	6,500	10,337	16,837	194	3/19/09	1991
Fremont	CA	—	5,200	4,860	—	—	5,200	4,860	10,060	91	3/19/09	1990
Los Angeles	CA	32,540	5,055	49,685	3,962	—	5,060	53,642	58,702	17,428	5/15/97	1979
Los Angeles	CA	32,028	5,076	49,884	2,820	—	5,071	52,709	57,780	16,889	5/15/97	1979
Morgan Hill	CA	10,967	1,875	18,335	40	—	1,875	18,375	20,250	526	11/7/08	2001
Morgan Hill	CA	4,306	625	7,310	16	—	625	7,326	7,951	207	11/7/08	2001
Morgan Hill	CA	13,696	2,600	22,639	48	—	2,600	22,687	25,287	656	11/7/08	2002
Rancho Cordova	CA	—	116	1,072	19	—	116	1,091	1,207	148	7/16/04	1977
Rancho Cordova	CA	—	89	822	21	—	89	843	932	118	7/16/04	1977
Rancho Cordova	CA	—	116	1,048	—	(529)	72	563	635	2	7/16/04	1977
Sacramento	CA	—	91	819	144	—	91	963	1,054	145	7/16/04	1977
Sacramento	CA	—	206	1,970	336	—	206	2,306	2,512	297	7/16/04	1977
Sacramento	CA	—	134	1,186	157	—	134	1,343	1,477	174	7/16/04	1977
Sacramento	CA	—	116	976	223	—	116	1,199	1,315	168	7/16/04	1977
Sacramento	CA	—	116	936	109	—	116	1,045	1,161	145	7/16/04	1977
Sacramento	CA	—	116	1,017	47	—	116	1,064	1,180	147	7/16/04	1977
Sacramento	CA	—	134	720	44	—	134	764	898	103	7/16/04	1977
Sacramento	CA	—	116	1,032	102	—	116	1,134	1,250	169	7/16/04	1977
Sacramento	CA	—	67	393	111	—	67	504	571	66	7/16/04	1977
Sacramento	CA	—	116	952	87	—	116	1,039	1,155	131	7/16/04	1977
Sacramento	CA	—	67	361	59	—	67	420	487	54	7/16/04	1977
Sacramento	CA	—	134	676	139	—	134	815	949	126	7/16/04	1977
Sacramento	CA	—	60	333	29	—	60	362	422	48	7/16/04	1977
Sacramento	CA	—	116	720	253	—	116	973	1,089	156	7/16/04	1977
Sacramento	CA	—	60	349	17	—	60	366	426	49	7/16/04	1977
Sacramento	CA	—	74	574	57	—	74	631	705	81	7/16/04	1977
Sacramento	CA	—	80	623	35	—	80	658	738	99	7/16/04	1977
Sacramento	CA	—	402	4,056	54	—	402	4,110	4,512	557	7/16/04	1977
San Diego	CA	—	313	2,820	573	—	313	3,393	3,706	1,213	12/31/96	1984
San Diego	CA	—	316	2,846	578	—	316	3,424	3,740	1,224	12/31/96	1984
San Diego	CA	—	502	4,526	919	—	502	5,445	5,947	1,947	12/31/96	1984
San Diego	CA	—	294	2,650	538	—	294	3,188	3,482	1,140	12/31/96	1984
San Diego	CA	—	2,984	12,859	4,204	—	3,038	17,009	20,047	4,947	3/31/97	1981
San Diego	CA	—	461	3,830	547	—	461	4,377	4,838	802	6/24/02	1986
San Diego	CA	—	475	4,264	552	—	474	4,817	5,291	940	6/24/02	1986
San Diego	CA	—	330	2,843	400	—	330	3,243	3,573	497	7/16/04	1978
San Diego	CA	—	387	3,339	455	—	387	3,794	4,181	583	7/16/04	1978
San Diego	CA	—	284	2,992	708	—	284	3,700	3,984	607	7/16/04	1980

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
San Diego	CA	—	280	2,421	609	—	280	3,030	3,310	432	7/16/04	1980
San Diego	CA	—	286	2,512	1,098	—	286	3,610	3,896	652	7/16/04	1980
San Diego	CA	—	654	5,467	206	—	654	5,673	6,327	778	7/16/04	1982
Santa Ana	CA	—	1,363	10,158	(49)	—	1,362	10,110	11,472	1,515	11/10/03	2000
Aurora	CO	—	1,152	13,272	—	—	1,152	13,272	14,424	4,144	11/14/97	1993
Denver	CO	—	22,400	110,090	303	—	22,400	110,393	132,793	1,379	6/24/09	1982
Englewood	CO	—	1,708	14,616	1,282	—	1,707	15,899	17,606	3,401	11/2/01	1984
Englewood	CO	—	649	5,232	640	—	642	5,879	6,521	1,189	12/19/02	1984
Lakewood	CO	—	787	7,085	176	—	788	7,260	8,048	1,821	11/22/99	1980
Lakewood	CO	—	1,855	16,691	1,349	—	1,856	18,039	19,895	5,181	11/22/99	1980
Longmont	CO	—	3,714	24,397	3,706	—	3,715	28,102	31,817	3,885	10/26/04	1982
Berlin	CT	—	2,770	8,409	60	—	2,772	8,467	11,239	683	10/24/06	1962
Cromwell	CT	—	622	6,194	8	—	622	6,202	6,824	355	9/28/07	1998
East Windsor	CT	8,701	2,960	12,360	30	—	2,943	12,407	15,350	1,004	10/24/06	1989
Meriden	CT	—	768	6,164	20	—	768	6,184	6,952	997	7/24/03	1982
Milford	CT	—	1,712	13,969	1,012	—	1,713	14,980	16,693	1,654	7/29/05	1987
North Haven	CT	4,555	2,090	9,141	17	—	2,091	9,157	11,248	740	10/24/06	1970
Orange	CT	—	2,270	7,943	16	—	2,271	7,958	10,229	645	10/24/06	1993
Wallingford	CT	—	640	10,017	1,413	—	640	11,430	12,070	3,587	6/1/98	1986
Wallingford	CT	—	367	3,301	1,167	—	366	4,469	4,835	1,084	12/22/98	1988
Wallingford	CT	—	2,010	7,352	20	—	2,011	7,371	9,382	601	10/24/06	1978
Wallingford	CT	—	1,470	2,165	9	—	1,471	2,173	3,644	180	10/24/06	1978
Wallingford	CT	—	2,300	8,621	1,325	—	2,301	9,945	12,246	802	10/24/06	1976
Wallingford	CT	—	620	2,168	58	—	620	2,226	2,846	176	10/24/06	1979
Wallingford	CT	—	470	2,280	402	—	470	2,682	3,152	235	10/24/06	1974
Wallingford	CT	—	800	2,251	5	—	800	2,256	3,056	184	10/24/06	1977
Wallingford	CT	—	740	2,552	7	—	741	2,558	3,299	207	10/24/06	1980
Wallingford	CT	—	680	3,144	102	—	680	3,246	3,926	254	10/24/06	1982
Wallingford	CT	—	720	3,067	143	—	720	3,210	3,930	261	10/24/06	1984
Windsor	CT	—	1,376	11,212	2,225	—	1,376	13,437	14,813	2,458	8/29/03	1988
Washington	DC	20,587	6,979	29,949	2,126	—	7,107	31,947	39,054	10,255	3/31/97	1989
Washington	DC	28,421	5,975	53,778	3,337	—	5,975	57,115	63,090	16,732	6/23/98	1991
Washington	DC	—	11,138	16,674	—	—	11,138	16,674	27,812	139	9/3/09	1960
Washington	DC	—	12,862	19,305	—	—	12,862	19,305	32,167	161	9/3/09	1975
Wilmington	DE	—	4,409	39,681	10,317	—	4,413	49,994	54,407	14,263	7/23/98	1986
Wilmington	DE	—	1,478	13,306	739	—	1,477	14,046	15,523	3,600	7/13/99	1984
Jacksonville	FL	41,600	1,480	43,770	1,350	—	1,480	45,120	46,600	1,258	11/24/08	1985
Miami	FL	—	144	1,297	24	—	144	1,321	1,465	390	3/19/98	1987
Adairsville	GA	—	1,920	9,357	(10)	—	1,920	9,347	11,267	639	4/2/07	1993
Adairsville	GA	—	900	3,009	39	—	900	3,048	3,948	207	4/2/07	1996
Atlanta	GA	—	480	4,328	438	—	480	4,766	5,246	822	7/16/04	1967
Atlanta	GA	—	1,620	13,661	1,628	—	1,620	15,289	16,909	2,688	7/16/04	1967
Atlanta	GA	—	289	2,403	228	—	289	2,631	2,920	339	7/16/04	1967
Atlanta	GA	—	346	2,899	236	(2,352)	143	986	1,129	(26)	7/16/04	1967
Atlanta	GA	—	52	483	7	—	52	490	542	67	7/16/04	1967
Atlanta	GA	—	257	2,119	10	—	257	2,129	2,386	290	7/16/04	1972
Atlanta	GA	—	917	—	—	—	917	—	917	—	7/16/04	1972
Atlanta	GA	—	268	2,380	50	—	268	2,430	2,698	331	7/16/04	1972
Atlanta	GA	—	685	5,837	773	—	685	6,610	7,295	1,012	7/16/04	1972
Atlanta	GA	—	939	8,387	84	—	939	8,471	9,410	1,169	7/16/04	1972
Atlanta	GA	—	2,197	—	3	—	2,197	3	2,200	—	7/16/04	1972

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Atlanta	GA	—	1,154	8,454	837	—	1,154	9,291	10,445	1,288	7/16/04	1972
Atlanta	GA	—	235	1,906	21	—	235	1,927	2,162	265	7/16/04	1972
Atlanta	GA	—	303	2,595	123	—	303	2,718	3,021	367	7/16/04	1972
Atlanta	GA	—	202	1,580	22	—	202	1,602	1,804	218	7/16/04	1972
Atlanta	GA	—	280	2,657	54	—	280	2,711	2,991	367	7/16/04	1972
Atlanta	GA	—	1,070	8,930	1,238	—	1,070	10,168	11,238	1,488	7/16/04	1972
Atlanta	GA	—	265	2,382	495	—	265	2,877	3,142	679	7/16/04	1972
Atlanta	GA	—	197	1,757	39	—	197	1,796	1,993	250	7/16/04	1972
Atlanta	GA	—	156	1,400	168	—	156	1,568	1,724	261	7/16/04	1972
Atlanta	GA	—	157	1,505	15	—	157	1,520	1,677	207	7/16/04	1972
Atlanta	GA	—	223	2,006	463	—	223	2,469	2,692	537	7/16/04	1972
Atlanta	GA	—	245	2,006	264	—	245	2,270	2,515	402	7/16/04	1972
Atlanta	GA	—	210	1,779	129	—	210	1,908	2,118	287	7/16/04	1972
Atlanta	GA	—	1,209	9,747	1,072	—	1,209	10,819	12,028	1,719	7/16/04	1972
Atlanta	GA	—	1,126	6,930	367	—	1,126	7,297	8,423	1,037	7/16/04	1972
Atlanta	GA	—	2,459	18,549	773	—	2,463	19,318	21,781	2,615	8/24/04	1985
Atlanta	GA	—	952	7,643	1,335	—	952	8,978	9,930	1,116	9/9/04	1983
Atlanta	GA	—	2,524	20,407	804	—	2,526	21,209	23,735	2,464	8/23/05	1985
Atlanta	GA	—	2,560	10,605	—	—	2,560	10,605	13,165	657	7/26/07	1989
Duluth	GA	—	2,417	8,886	105	—	2,417	8,991	11,408	235	12/15/08	1985
Duluth	GA	—	643	2,361	18	—	643	2,379	3,022	62	12/15/08	1985
Macon	GA	13,212	2,674	19,311	590	—	2,675	19,900	22,575	1,841	4/28/06	1988
Marrietta	GA	—	2,190	6,586	(17)	—	2,190	6,569	8,759	377	9/5/07	1998
Roswell	GA	—	624	5,491	2,674	—	625	8,164	8,789	898	9/2/05	1974
Savannah	GA	—	544	2,330	671	—	553	2,992	3,545	940	3/31/97	1990
Oahu	HI	—	7,982	—	(10)	—	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	718	—	—	—	718	—	718	—	12/5/03	—
Oahu	HI	—	1,343	—	(1)	—	1,342	—	1,342	—	12/5/03	—
Oahu	HI	—	2,038	—	(3)	—	2,035	—	2,035	—	6/15/05	—
Oahu	HI	—	1,354	—	(2)	—	1,352	—	1,352	—	6/15/05	—
Oahu	HI	—	3,547	—	(6)	—	3,541	—	3,541	—	6/15/05	—
Oahu	HI	—	1,572	—	(3)	—	1,569	—	1,569	—	6/15/05	—
Oahu	HI	—	1,232	—	(2)	—	1,230	—	1,230	—	6/15/05	—
Oahu	HI	—	434	3,983	294	—	426	4,285	4,711	474	6/15/05	—
Oahu	HI	—	11,645	—	(21)	—	11,624	—	11,624	—	6/15/05	—
Oahu	HI	—	1,509	—	(3)	—	1,506	—	1,506	—	6/15/05	—
Oahu	HI	—	1,725	—	(3)	—	1,722	—	1,722	—	6/15/05	—
Oahu	HI	—	2,190	—	(2)	—	2,187	1	2,188	—	6/15/05	—
Oahu	HI	—	2,672	—	(5)	—	2,667	—	2,667	—	6/15/05	—
Oahu	HI	—	1,764	—	(3)	—	1,761	—	1,761	—	6/15/05	—
Oahu	HI	—	294	2,297	149	—	294	2,446	2,740	261	6/15/05	—
Oahu	HI	—	27,455	—	(50)	—	27,405	—	27,405	—	6/15/05	—
Oahu	HI	—	13,904	—	(20)	—	13,884	—	13,884	—	6/15/05	—
Oahu	HI	—	651	—	(2)	—	649	—	649	—	6/15/05	—
Oahu	HI	—	1,497	—	(3)	—	1,494	—	1,494	—	6/15/05	—
Oahu	HI	—	963	—	(1)	—	962	—	962	—	6/15/05	—
Oahu	HI	—	1,624	—	(2)	—	1,622	—	1,622	—	6/15/05	—
Oahu	HI	—	1,244	—	(1)	—	1,243	—	1,243	—	6/15/05	—
Oahu	HI	—	707	—	(1)	—	706	—	706	—	6/15/05	—

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Oahu	HI	—	381	—	—	—	381	—	381	—	6/15/05	—
Oahu	HI	—	717	—	—	—	717	—	717	—	6/15/05	—
Oahu	HI	—	553	—	—	—	553	—	553	—	6/15/05	—
Oahu	HI	—	243	1,457	45	—	243	1,502	1,745	166	6/15/05	—
Oahu	HI	—	536	—	—	—	536	—	536	—	6/15/05	—
Oahu	HI	—	2,949	—	(5)	—	2,944	—	2,944	—	6/15/05	—
Oahu	HI	—	1,393	—	8,767	—	1,390	8,770	10,160	565	6/15/05	—
Oahu	HI	—	714	—	—	—	714	—	714	—	6/15/05	—
Oahu	HI	—	419	—	—	—	419	—	419	—	6/15/05	—
Oahu	HI	—	1,384	—	(3)	—	1,381	—	1,381	—	6/15/05	—
Oahu	HI	—	218	—	—	—	218	—	218	—	6/15/05	—
Oahu	HI	—	568	—	(1)	—	567	—	567	—	6/15/05	—
Oahu	HI	—	5,839	—	(10)	—	5,829	—	5,829	—	6/15/05	—
Oahu	HI	—	1,296	—	(3)	—	1,293	—	1,293	—	6/15/05	—
Oahu	HI	—	1,601	—	(2)	—	1,599	—	1,599	—	6/15/05	—
Oahu	HI	—	1,829	—	(3)	—	1,826	—	1,826	—	6/15/05	—
Oahu	HI	—	1,985	—	(4)	—	1,981	—	1,981	—	6/15/05	—
Oahu	HI	—	3,164	—	(5)	—	3,159	—	3,159	—	6/15/05	—
Oahu	HI	—	2,658	—	(4)	—	2,653	1	2,654	—	6/15/05	—
Oahu	HI	—	6,607	—	(14)	—	6,593	—	6,593	—	6/15/05	—
Oahu	HI	—	1,251	—	(1)	—	1,250	—	1,250	—	6/15/05	—
Oahu	HI	—	358	—	141	—	358	141	499	2	6/15/05	—
Oahu	HI	—	156,939	4,320	18,585	—	157,420	22,424	179,844	1,842	12/5/03	—
Oahu	HI	—	93,821	—	210	—	93,728	303	94,031	27	12/5/03	—
Oahu	HI	—	78,842	4,789	31	—	78,752	4,910	83,662	726	12/5/03	—
Oahu	HI	—	66,253	—	8,363	—	66,171	8,445	74,616	756	12/5/03	—
Oahu	HI	—	43,419	223	2,288	—	33,735	12,195	45,930	1,542	12/5/03	—
Oahu	HI	—	11,450	—	98	—	11,437	111	11,548	4	12/5/03	—
Oahu	HI	—	9,671	—	(11)	—	9,660	—	9,660	—	12/5/03	—
Oahu	HI	—	2,114	456	(3)	—	2,112	455	2,567	69	12/5/03	—
Eldridge	IA	—	470	7,271	(7)	—	470	7,264	7,734	499	4/2/07	1994
Newton	IA	—	500	13,236	158	—	500	13,394	13,894	427	9/29/08	2008
Aurora	IL	—	1,180	3,411	(3)	—	1,180	3,408	4,588	234	4/2/07	1977
Aurora	IL	—	1,740	13,586	19	—	1,740	13,605	15,345	896	5/1/07	1999
Bannockburn	IL	23,945	5,846	48,568	125	—	5,858	48,681	54,539	4,917	12/29/05	1999
Deerfield	IL	—	2,515	20,186	248	—	2,521	20,428	22,949	2,049	12/14/05	1986
Lake Forest	IL	—	1,258	9,630	27	—	1,261	9,654	10,915	975	12/14/05	2001
Waukegan	IL	—	1,769	15,141	(160)	—	1,750	15,000	16,750	1,514	12/14/05	1990
Waukegan	IL	—	1,746	14,753	314	—	1,774	15,039	16,813	1,514	12/14/05	1998
Carmel	IN	—	667	5,724	502	—	667	6,226	6,893	507	6/15/06	1982
Indianapolis	IN	—	7,495	60,465	11,055	—	7,496	71,519	79,015	8,274	5/10/05	1977
Indianapolis	IN	—	665	5,215	246	—	665	5,461	6,126	600	6/17/05	1987
Scottsburg	IN	—	270	4,726	(5)	(2,891)	440	1,660	2,100	4	4/2/07	1970
Kansas City	KS	—	1,042	4,469	4,450	—	1,061	8,900	9,961	2,709	3/31/97	1990
Lenexa	KS	—	1,642	15,528	37	—	1,642	15,565	17,207	567	7/16/08	1990
Lenexa	KS	—	344	721	28	—	344	749	1,093	27	7/17/08	1999
Lenexa	KS	—	344	1,002	5	—	344	1,007	1,351	37	7/17/08	1999
Lenexa	KS	—	139	348	3	—	139	351	490	13	7/17/08	1999
Lenexa	KS	—	139	378	3	—	139	381	520	14	7/17/08	1999
Lenexa	KS	—	132	240	1	—	132	241	373	9	7/17/08	1986
Lenexa	KS	—	153	267	2	—	153	269	422	10	7/17/08	1986

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Lenexa	KS	—	229	353	24	—	229	377	606	13	7/17/08	1986
Lenexa	KS	—	211	503	3	—	211	506	717	18	7/17/08	1986
Lenexa	KS	—	201	498	26	—	201	524	725	23	7/17/08	1986
Lenexa	KS	—	264	334	26	—	264	360	624	13	7/17/08	1986
Lenexa	KS	—	710	1,524	241	—	710	1,765	2,475	58	7/17/08	1973
Lenexa	KS	—	380	761	219	—	380	980	1,360	30	7/17/08	1972
Lenexa	KS	—	297	517	3	—	297	520	817	19	7/17/08	1972
Lenexa	KS	—	350	569	135	—	350	704	1,054	22	7/17/08	1972
Lenexa	KS	—	227	533	5	—	227	538	765	20	7/17/08	1972
Lenexa	KS	—	227	770	47	—	227	817	1,044	28	7/17/08	1972
Lenexa	KS	—	215	542	3	—	215	545	760	20	7/17/08	1972
Lenexa	KS	—	215	527	160	—	215	687	902	19	7/17/08	1972
Lenexa	KS	—	247	398	68	—	247	466	713	26	7/17/08	1991
Lenexa	KS	—	660	749	8	—	660	757	1,417	29	7/17/08	1978
Lenexa	KS	—	279	306	2	—	279	308	587	11	7/17/08	1978
Lenexa	KS	—	605	1,022	6	—	605	1,028	1,633	38	7/17/08	1984
Lenexa	KS	—	480	1,144	113	—	480	1,257	1,737	44	7/17/08	1982
Lenexa	KS	—	566	930	12	—	566	942	1,508	35	7/17/08	1984
Lenexa	KS	—	373	232	2	—	373	234	607	10	7/17/08	1997
Lenexa	KS	—	2,034	—	—	—	2,034	—	2,034	—	7/17/08	—
Lenexa	KS	—	450	—	—	—	450	—	450	—	7/17/08	—
Lenexa	KS	—	268	—	—	—	268	—	268	—	7/17/08	—
Lenexa	KS	—	253	—	—	—	253	—	253	—	7/17/08	—
Lenexa	KS	—	1,258	2,371	22	—	1,258	2,393	3,651	87	7/17/08	1987
Lenexa	KS	—	1,132	3,271	10	—	1,132	3,281	4,413	116	7/17/08	1987
Lenexa	KS	—	961	2,817	50	—	961	2,867	3,828	103	7/17/08	1987
Lenexa	KS	—	887	2,116	16	—	887	2,132	3,019	77	7/17/08	1990
Lenexa	KS	—	946	2,300	216	—	946	2,516	3,462	133	7/17/08	1990
Lenexa	KS	—	651	2,717	8	—	651	2,725	3,376	95	7/17/08	1995
Lenexa	KS	—	769	2,273	6	—	769	2,279	3,048	79	7/17/08	1998
Lenexa	KS	—	1,171	3,936	15	—	1,171	3,951	5,122	141	7/17/08	1999
Lenexa	KS	—	1,317	3,058	14	—	1,317	3,072	4,389	112	7/17/08	1999
Lenexa	KS	—	1,655	4,915	21	—	1,655	4,936	6,591	179	7/17/08	2001
Lenexa	KS	—	1,362	3,757	29	—	1,362	3,786	5,148	140	7/17/08	1988
Lenexa	KS	8,492	1,150	5,531	258	—	1,150	5,789	6,939	241	7/17/08	2002
Lenexa	KS	—	993	1,957	7	—	993	1,964	2,957	69	7/17/08	1988
Lenexa	KS	—	811	1,640	89	—	811	1,729	2,540	62	7/17/08	2007
Lenexa	KS	—	1,451	—	—	—	1,451	—	1,451	—	7/17/08	—
Lenexa	KS	—	1,939	—	—	—	1,939	—	1,939	—	7/17/08	—
Lenexa	KS	—	2,101	—	—	—	2,101	—	2,101	—	7/17/08	—
Lenexa	KS	—	1,089	—	—	—	1,089	—	1,089	—	7/17/08	—
Lenexa	KS	—	1,169	—	—	—	1,169	—	1,169	—	7/17/08	—
Lenexa	KS	—	792	—	—	—	792	—	792	—	7/17/08	—
Lenexa	KS	—	792	—	—	—	792	—	792	—	7/17/08	—
Wichita	KS	—	2,720	2,029	(5)	—	2,719	2,025	4,744	147	4/2/07	1994
Erlanger	KY	—	2,022	9,545	414	—	2,020	9,961	11,981	1,750	6/30/03	1999
Boston	MA	—	1,447	13,028	2,928	—	1,448	15,955	17,403	4,792	9/28/95	1993
Boston	MA	—	1,500	13,500	4,080	—	1,500	17,580	19,080	5,209	12/18/95	1875
Boston	MA	—	3,378	30,397	9,719	—	3,378	40,116	43,494	14,071	9/28/95	1915

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Foxborough	MA	—	3,021	25,721	41	—	3,021	25,762	28,783	4,422	2/13/03	1989
Mansfield	MA	—	1,183	9,749	771	—	1,182	10,521	11,703	1,579	8/1/03	1978
Mansfield	MA	—	1,358	11,658	731	—	1,357	12,390	13,747	1,901	8/1/03	2002
Mansfield	MA	—	1,550	13,908	2,806	—	1,550	16,714	18,264	2,782	8/1/03	1981
Mansfield	MA	—	1,033	—	—	—	1,033	—	1,033	—	8/1/03	—
Mansfield	MA	—	1,262	11,103	759	—	1,261	11,863	13,124	1,823	9/5/03	1988
Mansfield	MA	—	1,023	8,954	884	—	1,023	9,838	10,861	1,528	9/5/03	1988
Maynard	MA	—	3,603	26,180	100	—	3,603	26,280	29,883	1,828	3/30/07	1990
Quincy	MA	—	2,477	16,645	4,489	—	2,477	21,134	23,611	6,608	4/3/98	1988
Quincy	MA	—	1,668	11,097	3,616	—	1,668	14,713	16,381	4,191	4/3/98	1988
Quincy	MA	—	774	5,815	679	—	779	6,489	7,268	1,021	2/24/04	1999
Quincy	MA	—	2,586	16,493	1,970	—	2,586	18,463	21,049	2,228	9/21/04	1980
Quincy	MA	—	3,585	23,144	822	—	3,584	23,967	27,551	3,118	9/21/04	1981
Stoneham	MA	—	931	8,062	1,419	—	931	9,481	10,412	1,897	9/28/01	1945
Taunton	MA	—	551	3,758	—	—	551	3,758	4,309	224	8/29/07	1986
Taunton	MA	—	462	4,970	—	—	462	4,970	5,432	295	8/29/07	1989
Webster	MA	—	315	2,834	14	—	315	2,848	3,163	902	5/15/97	1995
Baltimore	MD	—	—	12,430	1,688	—	—	14,118	14,118	4,225	11/18/97	1988
Baltimore	MD	—	6,328	54,645	10,964	—	6,328	65,609	71,937	9,753	1/28/03	1990
Baltimore	MD	—	2,830	22,996	9,516	—	2,830	32,512	35,342	4,946	7/16/04	1972
Gaithersburg	MD	—	4,381	18,798	1,728	—	4,461	20,446	24,907	6,268	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	4,769	—	3,131	18,472	21,603	6,662	3/31/97	1992
Riverdale	MD	—	9,423	40,433	7,552	—	9,595	47,813	57,408	14,446	3/31/97	1994
Rockville	MD	—	2,751	22,741	4,505	—	2,750	27,247	29,997	3,503	7/16/04	1980
Rockville	MD	—	3,532	28,937	123	—	3,533	29,059	32,592	3,959	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	—	2,145	17,573	19,718	2,398	7/20/04	2002
Rockville	MD	—	1,961	16,064	2	—	1,961	16,066	18,027	2,192	7/20/04	2002
Dearborn	MI	—	4,158	33,184	4,218	—	4,158	37,402	41,560	6,178	7/16/04	1973
Dearborn	MI	—	227	2,108	713	—	227	2,821	3,048	492	7/16/04	1973
Dearborn	MI	—	163	1,466	474	—	163	1,940	2,103	200	7/16/04	1973
Dearborn	MI	—	221	1,582	642	—	221	2,224	2,445	657	7/16/04	1973
Dearborn	MI	—	210	1,885	31	—	209	1,917	2,126	260	7/16/04	1973
Dearborn	MI	—	163	1,388	28	—	163	1,416	1,579	190	7/16/04	1973
Dearborn	MI	—	163	1,320	8	—	163	1,328	1,491	181	7/16/04	1973
Dearborn	MI	—	153	1,321	46	—	153	1,367	1,520	187	7/16/04	1973
Dearborn	MI	—	92	551	—	—	92	551	643	75	7/16/04	1973
Dearborn	MI	—	118	1,049	61	—	118	1,110	1,228	152	7/16/04	1973
Dearborn	MI	—	104	939	735	—	104	1,674	1,778	246	7/16/04	1973
Dearborn	MI	—	153	1,230	29	—	153	1,259	1,412	170	7/16/04	1973
Dearborn	MI	—	179	1,352	65	—	179	1,417	1,596	204	7/16/04	1992
Dearborn	MI	—	223	1,059	235	—	223	1,294	1,517	155	7/16/04	1992
Dearborn	MI	—	179	1,473	124	—	179	1,597	1,776	205	7/16/04	1992
Dearborn	MI	—	52	479	56	—	52	535	587	84	7/16/04	1992
Dearborn	MI	—	51	439	—	—	51	439	490	60	7/16/04	1992
Bloomington	MN	—	1,898	17,081	2,258	—	1,898	19,339	21,237	6,936	3/19/98	1957
Eagan	MN	—	1,424	12,822	4,193	—	1,425	17,014	18,439	4,888	3/19/98	1986
Mendota Heights	MN	—	533	4,795	47	—	533	4,842	5,375	1,414	3/19/98	1995
Minneapolis	MN	—	870	7,831	1,999	—	870	9,830	10,700	2,669	8/3/99	1987
Minneapolis	MN	—	695	6,254	1,992	—	695	8,246	8,941	2,112	8/3/99	1986
Minneapolis	MN	—	1,891	17,021	2,693	—	1,893	19,712	21,605	4,928	9/30/99	1980
Plymouth	MN	—	563	5,064	1,165	—	563	6,229	6,792	1,837	8/3/99	1987

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Roseville	MN	—	295	2,658	260	—	295	2,918	3,213	779	12/1/99	1987
Roseville	MN	—	586	5,278	1,957	—	586	7,235	7,821	1,538	12/1/99	1987
Roseville	MN	—	979	8,814	2,533	—	978	11,348	12,326	3,438	12/1/99	1987
Roseville	MN	—	185	1,661	359	—	185	2,020	2,205	497	12/1/99	1987
St. Cloud	MN	9,031	1,950	13,803	—	—	1,950	13,803	15,753	86	10/15/09	1999
St. Paul	MN	—	696	6,263	2,004	—	695	8,268	8,963	2,574	8/3/99	1987
St. Paul	MN	—	1,303	10,451	406	—	1,304	10,856	12,160	1,458	6/2/04	1970
Arnold	MO	—	834	7,302	615	—	838	7,913	8,751	1,078	2/11/04	1999
Kansas City	MO	—	1,346	9,531	764	—	1,347	10,294	11,641	1,142	11/1/05	1984
Kansas City	MO	—	1,800	6,493	477	—	1,801	6,969	8,770	598	10/31/06	1981
Kansas City	MO	—	1,165	3,097	109	—	1,165	3,206	4,371	116	7/17/08	1986
N. Kansas City	MO	—	494	959	294	—	494	1,253	1,747	38	7/17/08	1970
St. Louis	MO	—	903	7,602	791	—	903	8,393	9,296	1,607	11/7/03	1998
St. Louis	MO	—	4,800	8,020	239	—	4,801	8,258	13,059	677	10/5/06	1988
Sanford	NC	—	2,420	7,020	(8)	—	2,420	7,012	9,432	481	4/2/07	1989
Manchester	NH	—	2,201	19,957	12	—	2,210	19,960	22,170	5,302	5/10/99	1979
Florham Park	NJ	—	1,412	12,709	1,708	—	1,412	14,417	15,829	3,890	7/31/98	1979
Hoboken	NJ	—	—	134,199	18	—	—	134,217	134,217	1,398	8/11/09	2002
Vorhees	NJ	—	1,053	6,625	1,949	—	998	8,629	9,627	2,521	5/26/98	1990
Vorhees	NJ	—	445	2,798	110	—	584	2,769	3,353	805	5/26/98	1990
Vorhees	NJ	—	673	4,232	448	—	589	4,764	5,353	1,486	5/26/98	1990
Albuquerque	NM	—	493	2,119	159	—	503	2,268	2,771	711	3/31/97	1984
Albuquerque	NM	—	422	3,797	706	—	422	4,503	4,925	1,210	8/31/99	1984
Albuquerque	NM	—	441	3,970	1,110	—	441	5,080	5,521	1,258	8/31/99	1984
Albuquerque	NM	—	173	1,553	103	—	172	1,657	1,829	417	8/31/99	1984
Albuquerque	NM	—	877	7,895	400	—	876	8,296	9,172	2,082	8/31/99	1984
Albuquerque	NM	—	1,778	14,407	2,337	—	1,778	16,744	18,522	3,516	2/12/02	1985
Albuquerque	NM	—	39	351	107	—	39	458	497	100	2/12/02	1985
Albuquerque	NM	—	129	1,217	182	—	129	1,399	1,528	347	2/12/02	1985
Albuquerque	NM	—	152	1,526	327	—	152	1,853	2,005	441	2/12/02	1985
Albuquerque	NM	—	40	141	137	—	40	278	318	65	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	3,256	—	1,967	20,467	22,434	3,417	12/6/02	1974
Albuquerque	NM	—	3,235	24,490	1,253	—	3,235	25,743	28,978	3,891	9/17/03	1975
Albuquerque	NM	—	794	5,568	260	—	794	5,828	6,622	957	9/17/03	1975
Albuquerque	NM	—	444	3,890	227	—	444	4,117	4,561	813	2/12/02	1987
Sante Fe	NM	—	1,551	6,650	600	(5,701)	1,050	2,050	3,100	8	3/31/97	1987
DeWitt	NY	—	454	4,086	1,695	—	457	5,778	6,235	1,379	12/28/99	1987
Dewitt	NY	—	377	3,158	11	—	377	3,169	3,546	302	3/14/06	1977
Dewitt	NY	—	288	2,506	305	—	288	2,811	3,099	256	3/14/06	1977
Dewitt	NY	—	191	1,533	162	—	191	1,695	1,886	191	3/14/06	1982
Dewitt	NY	—	968	7,875	771	—	968	8,646	9,614	803	3/14/06	1986
Dewitt	NY	—	736	5,722	580	—	736	6,302	7,038	566	3/14/06	1988
Dewitt	NY	—	537	5,501	896	—	537	6,397	6,934	648	3/14/06	1989
Dewitt	NY	—	1,023	9,038	513	—	1,023	9,551	10,574	911	3/14/06	1991
Dewitt	NY	—	676	5,512	489	—	676	6,001	6,677	668	3/14/06	1991
East Syracuse	NY	—	718	4,756	—	—	718	4,756	5,474	451	3/14/06	1995
Fairport	NY	—	462	3,911	1,040	—	462	4,951	5,413	467	3/14/06	1987
Fairport	NY	—	554	5,372	1,001	—	555	6,372	6,927	819	3/14/06	1989
Fairport	NY	—	1,447	11,726	764	—	1,447	12,490	13,937	1,166	3/14/06	1991
Fairport	NY	—	951	8,163	201	—	951	8,364	9,315	862	3/14/06	1996

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Fairport	NY	—	1,335	11,203	225	—	1,335	11,428	12,763	1,081	3/14/06	1999
Fairport	NY	—	1,789	15,563	453	—	1,789	16,016	17,805	1,566	3/14/06	2004
Irondoquoit	NY	—	1,910	17,189	1,061	(14,860)	714	4,586	5,300	14	6/30/98	1986
Islandia	NY	—	813	7,319	2,343	—	809	9,666	10,475	2,350	6/11/99	1987
Liverpool	NY	—	375	3,265	1,927	—	375	5,192	5,567	421	1/6/06	1997
Liverpool	NY	—	109	821	135	—	109	956	1,065	83	3/14/06	1987
Liverpool	NY	—	265	2,142	40	—	265	2,182	2,447	226	3/14/06	1960
Liverpool	NY	—	47	393	1	—	47	394	441	38	3/14/06	1960
Melville	NY	—	3,155	28,395	6,328	—	3,260	34,618	37,878	8,522	7/22/99	1985
Minneola	NY	—	3,419	30,774	7,031	—	3,416	37,808	41,224	9,557	6/11/99	1971
North Syracuse	NY	—	222	2,077	80	—	222	2,157	2,379	198	3/14/06	1972
North Syracuse	NY	—	341	2,797	560	—	341	3,357	3,698	291	3/14/06	1973
Pittsford	NY	—	530	4,109	374	—	531	4,482	5,013	570	11/30/04	1998
Pittsford	NY	—	683	4,889	247	—	684	5,135	5,819	740	11/30/04	1999
Pittsford	NY	—	1,018	7,618	16	—	1,020	7,632	8,652	981	11/30/04	2000
Pittsford	NY	4,100	662	4,993	36	—	663	5,028	5,691	660	11/30/04	2002
Pittsford	NY	846	119	937	118	—	119	1,055	1,174	144	11/30/04	2002
Pittsford	NY	—	307	2,083	167	—	308	2,249	2,557	404	11/30/04	2004
Pittsford	NY	—	526	3,755	467	—	528	4,220	4,748	609	11/30/04	2003
Pittsford	NY	—	583	4,700	93	—	583	4,793	5,376	474	3/14/06	1986
Rochester	NY	—	761	6,597	12	—	762	6,608	7,370	847	11/30/04	2002
Rochester	NY	—	614	4,498	—	(2,689)	378	2,045	2,423	(95)	1/6/06	2000
Rochester	NY	—	350	2,870	—	—	350	2,870	3,220	284	1/6/06	2003
Rochester	NY	—	1,462	12,482	1,201	—	1,462	13,683	15,145	1,363	1/6/06	1996
Rochester	NY	—	611	5,318	7	—	611	5,325	5,936	529	1/6/06	1999
Rochester	NY	—	126	1,066	—	—	126	1,066	1,192	105	1/6/06	1990
Rochester	NY	—	214	1,873	—	—	214	1,873	2,087	185	1/6/06	1990
Rochester	NY	—	495	3,935	63	—	495	3,998	4,493	389	1/6/06	1996
Rochester	NY	—	128	1,056	51	—	128	1,107	1,235	132	1/6/06	1992
Rochester	NY	—	207	1,769	—	—	207	1,769	1,976	175	1/6/06	1993
Rochester	NY	—	352	2,977	181	—	352	3,158	3,510	314	1/6/06	1993
Rochester	NY	—	282	2,279	—	—	282	2,279	2,561	226	1/6/06	1998
Sherburne	NY	—	140	1,250	—	—	140	1,250	1,390	118	3/14/06	1979
Syracuse	NY	—	1,788	16,096	3,681	—	1,789	19,776	21,565	5,516	6/29/99	1972
Syracuse	NY	—	466	4,196	1,061	—	467	5,256	5,723	1,794	9/24/99	1990
Avon	OH	—	2,200	23,280	—	—	2,200	23,280	25,480	340	5/29/09	1996
Blue Ash	OH	—	883	7,175	169	—	883	7,344	8,227	669	6/15/06	1982
Cleveland	OH	—	610	6,376	(7)	(6,229)	250	500	750	2	4/2/07	1960
Cleveland	OH	—	5,775	19,776	1,468	—	5,775	21,244	27,019	943	2/12/08	1985
Cleveland	OH	—	6,225	65,040	2,235	—	6,225	67,275	73,500	3,080	2/12/08	1990
Cleveland	OH	—	—	9,632	416	—	—	10,048	10,048	451	2/12/08	1987
Mason	OH	—	1,528	13,748	779	—	1,528	14,527	16,055	4,093	6/10/98	1994
Mason	OH	—	808	6,665	298	—	810	6,961	7,771	765	12/30/05	1999
Miamisburg	OH	—	790	4,190	(3)	—	790	4,187	4,977	287	4/2/07	1986
Sharonville	OH	—	956	8,290	230	—	1,125	8,351	9,476	854	12/30/05	1999
Solon	OH	—	514	4,856	439	—	514	5,295	5,809	681	7/16/04	1975
Solon	OH	—	161	1,570	131	—	161	1,701	1,862	245	7/16/04	1975
Solon	OH	—	146	1,352	100	—	146	1,452	1,598	208	7/16/04	1975
Solon	OH	—	206	1,950	261	—	206	2,211	2,417	273	7/16/04	1975
Solon	OH	—	400	4,157	311	—	400	4,468	4,868	633	7/16/04	1975
Solon	OH	—	122	1,018	69	—	122	1,087	1,209	173	7/16/04	1975

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Solon	OH	—	122	1,111	82	—	122	1,193	1,315	157	7/16/04	1975
Solon	OH	—	96	843	75	—	96	918	1,014	120	7/16/04	1975
Solon	OH	—	100	889	106	—	100	995	1,095	141	7/16/04	1975
Solon	OH	—	344	3,144	467	—	344	3,611	3,955	707	7/16/04	1975
Solon	OH	—	66	586	109	—	65	696	761	138	7/16/04	1975
Solon	OH	—	82	717	88	—	81	806	887	137	7/16/04	1975
Solon	OH	—	77	693	19	—	77	712	789	102	7/16/04	1975
Solon	OH	—	116	1,035	59	—	116	1,094	1,210	147	7/16/04	1975
Oklahoma City	OK	—	4,596	19,721	1,511	—	4,680	21,148	25,828	6,912	3/31/97	1992
Blue Bell	PA	—	723	6,507	830	—	723	7,337	8,060	1,799	9/14/99	1988
Blue Bell	PA	—	709	6,382	825	—	709	7,207	7,916	1,738	9/14/99	1988
Blue Bell	PA	—	268	2,414	243	—	268	2,657	2,925	668	9/14/99	1988
Delmont	PA	—	1,575	5,542	—	—	1,575	5,542	7,117	299	10/22/07	1999
FT. Washington	PA	—	683	3,198	776	—	680	3,977	4,657	1,249	9/22/97	1970
FT. Washington	PA	—	1,872	8,816	3,054	—	1,872	11,870	13,742	3,393	9/22/97	1960
FT. Washington	PA	—	1,154	7,722	1,496	—	1,154	9,218	10,372	2,842	1/15/98	1996
FT. Washington	PA	—	631	5,698	714	—	634	6,409	7,043	1,826	12/1/98	1998
Greensburg	PA	—	780	7,026	2,581	—	780	9,607	10,387	2,728	6/3/98	1997
Hanover	PA	—	4,800	22,200	30	—	4,800	22,230	27,030	717	9/24/08	1948
Horsham	PA	—	741	3,611	704	—	741	4,315	5,056	1,354	9/22/97	1983
King of Prussia	PA	—	634	3,251	1,046	—	634	4,297	4,931	1,308	9/22/97	1964
King of Prussia	PA	—	354	3,183	908	—	354	4,091	4,445	1,185	2/2/98	1968
Monroeville	PA	—	6,558	51,775	622	—	6,564	52,391	58,955	6,859	9/16/04	1971
Moon Township	PA	—	1,663	14,966	101	—	1,663	15,067	16,730	4,232	9/14/98	1994
Moon Township	PA	—	502	4,519	560	—	502	5,079	5,581	1,316	8/23/99	1987
Moon Township	PA	—	410	3,688	1,099	—	410	4,787	5,197	1,416	8/23/99	1988
Moon Township	PA	—	612	5,507	583	—	612	6,090	6,702	1,510	8/23/99	1990
Moon Township	PA	—	489	4,403	1,145	—	490	5,547	6,037	1,420	8/23/99	1989
Moon Township	PA	—	555	4,995	200	—	555	5,195	5,750	1,373	8/23/99	1991
Moon Township	PA	—	202	1,814	329	—	202	2,143	2,345	568	8/23/99	1992
Moon Township	PA	—	6,936	—	822	—	7,758	—	7,758	—	8/23/99	—
Philadelphia	PA	39,414	7,884	71,002	5,559	—	7,883	76,562	84,445	22,847	11/13/97	1980
Philadelphia	PA	56,064	3,462	111,946	19,032	—	3,462	130,978	134,440	40,543	3/30/98	1983
Philadelphia	PA	—	931	8,377	1,156	—	930	9,534	10,464	2,816	6/11/99	1987
Philadelphia	PA	—	18,758	167,487	61,574	—	18,758	229,061	247,819	40,908	10/10/02	1974
Philadelphia	PA	175,000	24,753	222,775	42,472	—	24,747	265,253	290,000	77,893	6/30/98	1990
Pittsburgh	PA	—	574	4,943	821	—	574	5,764	6,338	582	9/16/05	1990
Pittsburgh	PA	—	345	2,798	813	—	345	3,611	3,956	649	9/16/05	1994
Pittsburgh	PA	—	469	3,884	257	—	469	4,141	4,610	451	9/16/05	1994
Pittsburgh	PA	—	616	5,280	368	—	616	5,648	6,264	586	9/16/05	1994
Pittsburgh	PA	—	1,049	8,739	1,102	—	1,049	9,841	10,890	1,196	9/16/05	1995
Pittsburgh	PA	—	1,151	9,664	497	—	1,152	10,160	11,312	1,089	9/16/05	1995
Pittsburgh	PA	—	907	7,381	484	—	907	7,865	8,772	861	9/16/05	1996
Pittsburgh	PA	—	858	7,130	251	—	859	7,380	8,239	782	9/16/05	1996
Pittsburgh	PA	—	1,057	8,899	1,409	—	1,057	10,308	11,365	1,464	9/16/05	1987
Plymouth Meeting	PA	—	1,412	7,415	3,383	—	1,413	10,797	12,210	3,200	1/15/98	1996
Columbia	SC	—	570	4,511	143	—	570	4,654	5,224	415	5/10/06	1988
Columbia	SC	—	479	4,021	363	—	479	4,384	4,863	413	5/10/06	1985
Columbia	SC	—	1,237	10,165	557	—	1,237	10,722	11,959	1,004	5/10/06	1989

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Columbia	SC	—	575	4,903	74	—	575	4,977	5,552	450	5/10/06	1982
Columbia	SC	—	406	3,535	263	—	406	3,798	4,204	351	5/10/06	1982
Columbia	SC	—	632	5,418	257	—	632	5,675	6,307	541	5/10/06	1983
Columbia	SC	—	609	4,832	883	—	609	5,715	6,324	592	5/10/06	1984
Columbia	SC	—	700	3,865	(10)	—	700	3,855	4,555	294	12/28/06	2000
Columbia	SC	—	1,397	5,728	238	—	1,398	5,965	7,363	437	2/21/07	1984
Columbia	SC	—	50	215	88	—	50	303	353	15	2/21/07	1972
Columbia	SC	—	154	719	149	—	154	868	1,022	54	2/21/07	1996
Columbia	SC	—	2,420	4,017	(6)	(4,012)	1,024	1,395	2,419	(16)	4/2/07	1968
Fountain Inn	SC	—	520	6,822	294	—	520	7,116	7,636	454	5/23/07	1987
Graniteville	SC	—	720	15,552	228	—	720	15,780	16,500	1,137	4/2/07	1998
Franklin	TN	—	5,800	13,190	—	—	5,800	13,190	18,990	734	10/22/07	1999
Memphis	TN	—	2,206	19,856	2,809	—	2,212	22,659	24,871	6,294	8/31/98	1985
Memphis	TN	—	2,113	18,201	39	—	2,114	18,239	20,353	2,600	4/28/04	2000
Memphis	TN	—	1,201	9,973	1,513	—	1,201	11,486	12,687	1,509	7/29/04	1983
Austin	TX	6,679	1,218	11,040	2,179	—	1,218	13,219	14,437	4,128	12/5/97	1986
Austin	TX	8,028	1,621	14,594	1,139	—	1,621	15,733	17,354	4,931	12/5/97	1997
Austin	TX	7,138	1,402	12,729	1,299	—	1,402	14,028	15,430	4,697	12/5/97	1997
Austin	TX	12,328	2,317	21,037	3,293	—	2,317	24,330	26,647	8,367	12/5/97	1996
Austin	TX	6,026	1,226	11,126	674	—	1,226	11,800	13,026	3,846	12/5/97	1997
Austin	TX	—	466	4,191	2,376	—	850	6,183	7,033	1,553	1/27/98	1980
Austin	TX	—	4,878	43,903	1,223	—	4,875	45,129	50,004	12,668	10/7/98	1968
Austin	TX	—	1,436	12,927	(7)	—	1,436	12,920	14,356	3,621	10/7/98	1998
Austin	TX	—	539	4,849	1,057	—	538	5,907	6,445	2,161	6/16/99	1999
Austin	TX	—	906	8,158	2,576	—	902	10,738	11,640	4,255	6/16/99	1999
Austin	TX	3,499	562	5,054	1,826	—	562	6,880	7,442	2,234	10/20/98	1998
Austin	TX	10,037	2,072	18,650	629	—	2,072	19,279	21,351	5,513	10/20/98	1998
Austin	TX	7,132	1,476	13,286	409	—	1,476	13,695	15,171	3,902	10/20/98	1998
Austin	TX	—	626	5,636	1,608	—	621	7,249	7,870	2,011	8/18/99	1987
Austin	TX	—	688	6,192	1,108	—	697	7,291	7,988	2,046	6/3/99	1985
Austin	TX	—	1,731	14,921	3,906	—	1,731	18,827	20,558	5,227	6/30/99	1975
Austin	TX	—	1,574	14,168	1,619	—	1,573	15,788	17,361	4,117	8/3/99	1982
Austin	TX	—	2,028	18,251	838	—	2,027	19,090	21,117	5,049	10/8/99	1985
Austin	TX	—	2,038	18,338	1,908	—	2,037	20,247	22,284	5,628	10/8/99	1997
Austin	TX	—	460	3,345	991	—	460	4,336	4,796	1,052	6/15/01	2001
Austin	TX	—	9,085	—	7,003	—	11,640	4,448	16,088	—	10/7/98	—
Edinburg	TX	—	1,480	15,533	(9)	—	1,480	15,524	17,004	864	10/22/07	1999
El Paso	TX	—	1,700	9,736	(4)	—	1,700	9,732	11,432	536	10/22/07	1999
Ft. Worth	TX	—	4,793	38,530	149	—	4,785	38,687	43,472	6,406	5/23/03	1996
Irving	TX	—	542	4,879	432	—	542	5,311	5,853	1,719	3/19/98	1995
Alexandria	VA	—	2,109	18,982	1,364	—	1,966	20,489	22,455	5,423	12/30/98	1987
Arlington	VA	—	810	7,289	1,277	—	811	8,565	9,376	2,536	8/26/98	1987
Fairfax	VA	—	780	7,022	630	—	781	7,651	8,432	1,917	9/29/99	1988
Fairfax	VA	—	594	5,347	1,345	—	594	6,692	7,286	1,752	9/29/99	1988
Norfolk	VA	—	1,273	11,083	3,993	—	1,273	15,076	16,349	3,245	10/25/02	1987
Virginia Beach	VA	—	682	5,431	560	—	686	5,987	6,673	843	6/4/04	1991
Winchester	VA	—	1,487	12,854	—	—	1,487	12,854	14,341	1,194	4/20/06	1964
Bellevue	WA	—	3,555	30,244	2,925	—	3,555	33,169	36,724	5,051	7/16/04	1980
Bellevue	WA	—	14,400	136,412	24	—	14,400	136,436	150,836	568	11/12/09	2008
Kennewick	WA	—	1,850	7,339	(2)	—	1,850	7,337	9,187	405	10/22/07	1999
Kent	WA	—	137	993	36	—	137	1,029	1,166	139	7/16/04	1978

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Kent	WA	—	258	1,797	14	—	258	1,811	2,069	247	7/16/04	1978
Kent	WA	—	101	753	38	—	100	792	892	113	7/16/04	1978
Tukwila	WA	—	82	582	463	—	81	1,046	1,127	170	7/16/04	1975
Tukwila	WA	—	105	938	108	—	105	1,046	1,151	160	7/16/04	1975
Tukwila	WA	—	77	674	28	—	77	702	779	98	7/16/04	1975
Tukwila	WA	—	101	1,000	9	—	101	1,009	1,110	137	7/16/04	1975
Tukwila	WA	—	93	844	9	—	93	853	946	116	7/16/04	1975
Tukwila	WA	—	76	625	108	—	76	733	809	88	7/16/04	1975
Tukwila	WA	—	92	827	93	—	92	920	1,012	127	7/16/04	1975
Tukwila	WA	—	91	778	69	—	91	847	938	137	7/16/04	1975
Tukwila	WA	—	137	1,250	89	—	137	1,339	1,476	199	7/16/04	1975
Tukwila	WA	—	75	676	7	—	75	683	758	93	7/16/04	1975
Tukwila	WA	—	109	967	44	—	109	1,011	1,120	139	7/16/04	1975
Tukwila	WA	—	286	—	1,066	—	286	1,066	1,352	—	—	—
Jefferson	WI	—	1,790	16,385	328	—	1,790	16,713	18,503	1,124	4/2/07	1968
Milwaukee	WI	29,937	2,400	46,378	165	—	2,400	46,543	48,943	1,782	6/12/08	1988

		$630,906	$1,246,809	$4,587,220	$528,915	($39,263)	$1,237,842	$5,085,839	$6,323,681	$884,421

HRPT PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2007	$5,762,273	$668,460
Additions	403,863	147,550
Disposals	(9,842)	(7,794)

Balance at December 31, 2007	6,156,294	808,216
Additions	502,093	155,026
Loss on asset impairment	(2,635)	(352)
Disposals	(413,495)	(99,932)

Balance at December 31, 2008	6,242,257	862,958
Additions	627,734	155,341
Loss on asset impairment	(39,263)	(9,603)
Transfer of properties to GOV	(490,656)	(105,513)
Property reclassified from discontinued operations	3,163	792
Disposals	(19,554)	(19,554)

Balance at December 31, 2009	$6,323,681	$884,421

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $6,402,539.

(2)
Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRPT PROPERTIES TRUST
By:	/s/ JOHN A. MANNIX John A. Mannix President and Chief Investment Officer Dated: February 23, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MANNIX John A. Mannix	President and Chief Investment Officer	February 23, 2010
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2010
/s/ PATRICK F. DONELAN Patrick F. Donelan	Trustee	February 23, 2010
/s/ WILLIAM A. LAMKIN William A. Lamkin	Trustee	February 23, 2010
/s/ ADAM D. PORTNOY Adam D. Portnoy	Trustee	February 23, 2010
/s/ BARRY M. PORTNOY Barry M. Portnoy	Trustee	February 23, 2010
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Trustee	February 23, 2010