Form 10-Q
period 2010-03-31
HRPT PROPERTIES TRUST
filed 2010-05-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 6, 2010:  258,385,241

HRPT PROPERTIES TRUST

FORM 10-Q

March 31, 2010

References in this Form 10-Q to “we”, “us” and “our” refers to HRPT Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$1,237,842	$1,237,842
Buildings and improvements	5,085,249	5,085,839
	6,323,091	6,323,681
Accumulated depreciation	(914,934)	(884,421)
	5,408,157	5,439,260
Properties held for sale	8,290	8,263
Acquired real estate leases, net	156,877	166,453
Equity investments	173,619	158,822
Cash and cash equivalents	138,702	18,204
Restricted cash	10,490	11,662
Rents receivable, net of allowance for doubtful accounts of $11,539 and $10,945, respectively	203,044	194,358
Other assets, net	135,572	124,299
Total assets	$6,234,751	$6,121,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$110,000
Senior unsecured debt, net	2,258,801	2,258,466
Mortgage notes payable, net	622,127	624,184
Other liabilities related to properties held for sale	8	14
Accounts payable and accrued expenses	91,407	103,608
Acquired real estate lease obligations, net	45,226	47,348
Distributions payable	—	26,863
Rent collected in advance	33,949	30,366
Security deposits	23,008	23,097
Due to affiliates	10,288	8,309
Total liabilities	3,084,814	3,232,255

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 258,360,241 and 223,860,241 shares issued and outstanding, respectively	2,584	2,239
Additional paid in capital	3,162,936	2,924,166
Cumulative net income	2,274,225	2,236,928
Cumulative common distributions	(2,576,582)	(2,576,582)
Cumulative preferred distributions	(395,263)	(382,596)
Accumulated other comprehensive (loss) income	(327)	2,547
Total shareholders’ equity	3,149,937	2,889,066
Total liabilities and shareholders’ equity	$6,234,751	$6,121,321

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Rental income	$213,626	$216,971

Expenses:
Operating expenses	89,574	91,741
Depreciation and amortization	49,780	48,390
General and administrative	9,984	9,491
Acquisition costs	310	259
Total expenses	149,648	149,881

Operating income	63,978	67,090

Interest and other income	1,118	145
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,931 and $1,642, respectively)	(46,482)	(43,859)
Gain on early extinguishment of debt	—	7,513
Equity in earnings of equity investments	2,339	—
Gain on issuance of shares by equity investee	16,418	—
Income from continuing operations before income tax expense	37,371	30,889
Income tax expense	(182)	(152)
Income from continuing operations	37,189	30,737
Discontinued operations:
Income from discontinued operations	108	3,630
Gain on sale of property	—	8,745
Net income	37,297	43,112
Preferred distributions	(12,667)	(12,667)
Net income available for common shareholders	$24,630	$30,445

Weighted average common shares outstanding — basic	226,927	225,619

Weighted average common shares outstanding — diluted	256,120	254,812

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.11	$0.08
Income from discontinued operations	$—	$0.05
Net income available for common shareholders	$0.11	$0.13

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$37,297	$43,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39,755	38,804
Amortization of debt discounts, premiums and deferred financing fees	1,931	1,642
Amortization of acquired real estate leases	7,454	9,898
Other amortization	4,185	2,866
Gain on early extinguishment of debt	—	(7,513)
Equity in earnings of equity investments	(2,339)	—
Gain on issuance of shares by equity investee	(16,418)	—
Distributions of earnings from equity investments	3,980	—
Gain on sale of property	—	(8,745)
Change in assets and liabilities:
Decrease in restricted cash	1,172	3,064
Increase in rents receivable and other assets	(24,410)	(26,145)
Decrease in accounts payable and accrued expenses	(9,920)	(2,246)
Increase in rent collected in advance	3,577	5,063
Decrease in security deposits	(89)	(276)
Increase in due to affiliates	1,979	3,284
Cash provided by operating activities	48,154	62,808

Cash flows from investing activities:
Real estate acquisitions and improvements	(14,565)	(67,714)
Investment in marketable pass through certificates	—	(6,760)
Proceeds from sale of property	—	19,200
Investment in Affiliates Insurance Company	(20)	—
Increase in restricted cash	—	(2,107)
Cash used in investing activities	(14,585)	(57,381)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	239,095	—
Repurchase and retirement of common shares	—	(14,486)
Repurchase and retirement of outstanding debt securities	—	(24,207)
Proceeds from borrowings	56,000	96,000
Payments on borrowings	(168,449)	(2,375)
Deferred financing fees	(187)	(565)
Distributions to common shareholders	(26,863)	(27,328)
Distributions to preferred shareholders	(12,667)	(12,667)
Cash provided by financing activities	86,929	14,372

Increase in cash and cash equivalents	120,498	19,799
Cash and cash equivalents at beginning of period	18,204	15,518
Cash and cash equivalents at end of period	$138,702	$35,317

See accompanying notes

HRPT PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental cash flow information:
Interest paid	$54,371	$51,554

Non-cash investing activities:
Real estate acquisitions	$—	$(9)

Non-cash financing activities:
Issuance of common shares	$—	$9

See accompanying notes

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of HRPT Properties Trust, or HRP or we or us, and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or the Annual Report.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between HRP and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Note 2.  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements.  The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy.  The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values.  The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.

In February 2010, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.

The adoption of these updates does not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Securities Held to Maturity

We have $8,000 of marketable commercial mortgage pass through certificates, or certificates, which are backed by our mortgage notes payable due January 2011, that were purchased in 2009 for $6,760.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  As of March 31, 2010 and December 31, 2009, these certificates had a carrying value of $7,435 and $7,267, respectively, and were included in other assets in our consolidated balance sheets.  These certificates had an estimated fair market value of $8,003 and $7,443 as of March 31, 2010 and December 31, 2009, respectively.  We follow the amortized cost method of accounting for these certificates.  Under this method, we amortize the difference between the face value of the certificates and their purchase price to income using the interest method over the expected remaining term of the certificates.

Note 4.  Real Estate Properties

Since April 1, 2010, we acquired two properties and entered agreements to acquire 12 additional properties for an aggregate purchase price of $192,925, which excludes closing costs.

In April 2010, we acquired an office property located in Denver, CO with 248,493 square feet.  This property is 100% leased to RE/MAX Realty as its corporate headquarters through 2028.  The purchase price was $75,000, excluding closing costs.

In April 2010, we acquired an office property located in Colorado Springs, CO with 77,411 square feet.  The property is 100% leased to two tenants for a weighted (by rents) average lease term of approximately 4.7 years.  The purchase price is $10,800, excluding closing costs.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In May 2010, we entered a purchase and sale agreement to acquire two office properties located in Carson, CA with a combined 212,000 square feet.  These properties are 100% leased to Northrop Grumman through 2016.  The purchase price is $27,925, excluding closing costs.  We expect to acquire these properties during the second quarter of 2010; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In May 2010, we entered an agreement to acquire MacarthurCook Industrial Property Fund, an Australian listed property trust with units publicly traded on the Australian Securities Exchange under the symbol “MIF”.  MIF currently owns 10 industrial properties with approximately 1,400,000 square feet which are approximately 90% leased to 16 tenants for a weighted (by rents) average lease term of approximately five years.  The MIF properties are located in five Australian states: New South Wales (3 properties), Victoria (2 properties), Western Australia (2 properties), Tasmania (2 properties) and Queensland (1 property).  The total consideration is approximately $79,200, excluding closing costs, and closing is expected during the second half of 2010.  Our acquisition of MIF is conditioned upon approval of MIF’s unitholders and other customary conditions, including certain conditions applicable to cross border transactions such as Foreign Investment Review Board approval in Australia and various tax rulings; accordingly, these conditions may not be satisfied, the required approvals may not be obtained and this transaction may not close.

During the three months ended March 31, 2010, we funded $8,651 of improvements to our owned properties.

As of December 31, 2009 and March 31, 2010, we had one property classified as held for sale in our consolidated balance sheets.  This property was under contract for sale since June 2008, however; the purchase contract expired and we recognized the $750 nonrefundable deposit  previously paid by the buyer in other income when the buyer was unable to meet its obligation to close on January 26, 2010.  We continue to actively market this property for sale.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income.  Summarized balance sheet and income statement information for these properties, as of and for the three months ended March 31, 2010, is as follows:

Balance Sheets:

	March 31, 2010	December 31, 2009
Real estate property, net	$8,192	$8,192
Other assets, net	98	71
Properties held for sale	$8,290	$8,263

Rent collected in advance	$8	$14
Other liabilities related to properties held for sale	$8	$14

Income Statements:

	Three Months Ended March 31,
	2010	2009
Rental income	$142	$5,134
Operating expenses	(21)	(1,300)
Depreciation and amortization	—	(11)
General and administrative	(13)	(193)
Income from discontinued operations	$108	$3,630

Note 5.  Equity Investments

At March 31, 2010 and December 31, 2009, we had the following equity investments in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity in Earnings (Loss)		Equity Investments
	March 31,	December 31,	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009	2010	2009
GOV	31.8%	46.3%	$2,367	$—	$168,627	$153,822
AIC	14.3	14.3	(28)	—	4,992	5,000
			$2,339	$—	$173,619	$158,822

At March 31, 2010, we owned 9,950,000, or 31.8% of the common shares of beneficial interest of GOV with a carrying value of $168,627 and a market value, based on quoted market prices, of $258,800 ($26.01 per share).  GOV is a real estate investment trust, or REIT, which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or IPO, in June 2009 when it became a separate public entity.  In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199,300.  As a result of this transaction, our ownership percentage in GOV was reduced from 46.3% prior to this transaction to 31.8% after this transaction, and we recognized a gain of $16,418.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Since GOV’s IPO, our investment in it has been accounted for using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income.  Prior to its IPO, the operating results and assets of GOV were included in our results of operations and balance sheet.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

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

	March 31, 2010	December 31, 2009
Real estate properties, net	$526,736	$463,730
Acquired real estate leases, net	22,663	15,310
Cash and cash equivalents	27,612	1,478
Rents receivable	12,236	13,544
Other assets, net	17,302	20,751
Total assets	$606,549	$514,813

Mortgage notes payable	$36,126	$—
Secured credit facility	—	$144,375
Acquired real estate lease obligations, net	4,988	3,566
Other liabilities	7,271	14,822
Shareholders’ equity	558,164	352,050
Total liabilities and shareholders’ equity	$606,549	$514,813

	Three Months Ended March 31,
	2010	2009
Rental income	$23,355	$19,242
Operating expenses	(7,802)	(6,425)
Depreciation and amortization	(4,880)	(3,564)
Acquisition costs	(844)	—
General and administrative	(1,470)	(741)
Operating income	8,359	8,512

Interest and other income	23	—
Interest expense	(1,531)	—
Net income	$6,851	$8,512

Weighted average common shares outstanding	29,084	—

Net income per common share	$0.24	$—

As of March 31, 2010, we have invested $5,153 in AIC, an insurance company that is owned by Reit Management & Research LLC, or RMR, and companies to which RMR provides management services.  We own 14.3% of the common shares of AIC with a carrying value of $4,992 as of March 31, 2010.  We expect to procure some of our insurance from AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for the insurance industry generally.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 0.8% and 1.1% per annum for the three months ended March 31, 2010 and 2009, respectively.  The maturity date for our revolving credit facility is August 22, 2010; subject to certain conditions, at our option, this facility’s maturity date can be extended to August 22, 2011, upon our payment of a fee.  We are currently discussing with banks the possibility of entering a new revolving credit facility prior to August 2010.  However, to date we have not made a final decision to either pursue a new revolving credit facility or exercise our one year extension option.  As of both March 31, 2010 and May 6, 2010, we had zero outstanding and $750,000 available under our revolving credit facility.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  At March 31, 2010, we believe that we are in compliance with these financial and other covenants.

At March 31, 2010, 29 properties costing $1,165,213 with an aggregate net book value of $901,587 were secured by $622,127 of mortgage debt maturing from 2011 through 2029.

Note 7.  Shareholders’ Equity

In March 2010, we issued 34,500,000 common shares in a public offering, raising net proceeds of $239,095.

Other comprehensive income includes unrealized gains or losses on the fair value of our interest rate swap agreements.  These interest rate swap agreements qualify as cash flow hedges and convert the floating rate on our $175,000 mortgage note payable to a fixed rate.  The following is a reconciliation of net income to total comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Comprehensive income:
Net income	$37,297	$43,112
Unrealized loss on derivative instrument	(2,874)	—
Total comprehensive income	$34,423	$43,112

On April 14, 2010, we issued 5,000 common shares, valued at $8.11 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 8.  Fair Value of Financial Instruments

The table below presents certain of our liabilities measured at fair value at March 31, 2010, categorized by the level of inputs used in the valuation of each liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Effective portion of interest rate contracts (1)	$(327)	$—	$(327)	$—

(1)          The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by using our derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with our floating rate borrowings.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating rate debt to a fixed rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $2,874 during the three months ended March 31, 2010 based primarily on changes in market interest rates.  As of March 31, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive income (loss) in our consolidated balance sheet totaled ($327,000).

In addition to the liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, marketable pass through certificates, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and amounts due to affiliates.  At March 31, 2010 and December 31, 2009, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$168,627	$258,800	$153,822	$228,651
Marketable pass through certificates	$7,435	$8,003	$7,267	$7,443
Senior notes and mortgage notes payable	$2,537,709	$2,598,367	$2,539,431	$2,547,036

At March 31, 2010 and December 31, 2009, the fair values of our equity investment in GOV are based on quoted market prices of $26.01 and $22.98, respectively.  At March 31, 2010 and December 31, 2009, the fair values of our marketable pass through certificates are based on quoted market prices of $100.04 and $93.04, respectively.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted for credit risk.

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable.

Note 9.  Earnings per Common Share

The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

Note 10.  Segment Information

As of March 31, 2010, we owned 332 office properties and 186 industrial and other properties, excluding properties classified as held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. office versus industrial and other) and by location (i.e. central business district versus suburban and other locations) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income, or NOI, which we define as rental income less property level operating expenses.  Prior periods have been restated to reflect one office property reclassified from discontinued operations during the fourth quarter of 2009.  Property level information by property type locations and geographic segments, excluding properties held for sale or sold, as of and for the three months ended March 31, 2010 and 2009, is as follows:

	As of March 31, 2010			As of March 31, 2009
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	5,285	—	5,285	5,285	—	5,285
Oahu, HI	—	17,914	17,914	—	17,914	17,914
Metro Washington, DC	1,869	—	1,869	2,401	—	2,401
Metro Boston, MA	2,624	—	2,624	2,624	—	2,624
Other Markets	25,568	13,586	39,154	26,478	12,599	39,077
Totals	35,346	31,500	66,846	36,788	30,513	67,301

Central business district, or CBD	13,121	158	13,279	12,330	158	12,488
Suburban	22,225	31,342	53,567	24,458	30,355	54,813
Total	35,346	31,500	66,846	36,788	30,513	67,301

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Office Properties	Industrial and Other Properties	Totals	Office Properties	Industrial and Other Properties	Totals
Property rental income:
Metro Philadelphia, PA	$31,183	$—	$31,183	$30,796	$—	$30,796
Oahu, HI	—	17,777	17,777	—	18,218	18,218
Metro Washington, DC	12,640	—	12,640	18,424	—	18,424
Metro Boston, MA	12,189	—	12,189	12,530	—	12,530
Other Markets	119,293	20,544	139,837	117,824	19,179	137,003
Totals	$175,305	$38,321	$213,626	$179,574	$37,397	$216,971

CBD	$84,908	$567	$85,475	$77,495	$546	$78,041
Suburban	90,397	37,754	128,151	102,079	36,851	138,930
Total	$175,305	$38,321	$213,626	$179,574	$37,397	$216,971

Property net operating income:
Metro Philadelphia, PA	$15,720	$—	$15,720	$15,308	$—	$15,308
Oahu, HI	—	13,277	13,277	—	14,354	14,354
Metro Washington, DC	7,908	—	7,908	11,489	—	11,489
Metro Boston, MA	7,049	—	7,049	6,572	—	6,572
Other Markets	66,487	13,611	80,098	65,282	12,225	77,507
Totals	$97,164	$26,888	$124,052	$98,651	$26,579	$125,230

CBD	$46,246	$442	$46,688	$40,239	$434	$40,673
Suburban	50,918	26,446	77,364	58,412	26,145	84,557
Total	$97,164	$26,888	$124,052	$98,651	$26,579	$125,230

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three months ended March 31, 2010 and 2009, is as follows:

	Three Months Ended March 31,
	2010	2009
Rental income	$213,626	$216,971
Operating expenses	(89,574)	(91,741)
Property net operating income (NOI)	$124,052	$125,230

Property net operating income	$124,052	$125,230
Depreciation and amortization	(49,780)	(48,390)
General and administrative	(9,984)	(9,491)
Acquisition costs	(310)	(259)
Operating income	63,978	67,090

Interest and other income	1,118	145
Interest expense	(46,482)	(43,859)
Gain on early extinguishment of debt	—	7,513
Equity in earnings of equity investments	2,339	—
Gain on issuance of shares by equity investee	16,418	—
Income from continuing operations before income tax expense	37,371	30,889
Income tax expense	(182)	(152)
Income from continuing operations	37,189	30,737
Income from discontinued operations	108	3,630
Gain on sale of property	—	8,745
Net income	$37,297	$43,112

HRPT PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 11.  Related Person Transactions

In connection with our property management agreement with RMR, we recognized property management fees of $6,270 and $6,600, and construction management fees of $90 and $2,234, for the three months ended March 31, 2010 and 2009, respectively.  These amounts are included in operating expenses or have been capitalized as appropriate, in our consolidated financial statements.  In connection with our business management agreement with RMR, we recognized expense of $8,483 and $8,463 for the three months ended March 31, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our consolidated financial statements.

As of March 31, 2010, we have invested $5,153 in AIC, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of AIC.  At March 31, 2010, we owned approximately 14.3% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  This investment is carried on our balance sheet in equity investments and had a carrying value of $4,992 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  During the first quarter of 2010, we recognized a loss of $28 related to this investment.

For more information about our related person transactions, including our transactions with RMR, AIC and GOV, and the risks which may arise from these and other related person transactions, please see our Annual Report and, in particular, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” and the section entitled “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2010 Annual Shareholders Meeting, which are available at the Securities and Exchange Commission, or SEC, website: www.sec.gov.

Note 12.  Subsequent Events

In April 2010, we declared a distribution of $0.12 per common share, or approximately $31,000, to be paid on or about May 24, 2010 to shareholders of record on April 23, 2010.  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063 per share, or $6,167, which we expect to pay on or about May 17, 2010 to our preferred shareholders of record as of May 1, 2010.

Other subsequent events have been disclosed within the notes to this Form 10-Q.

HRPT PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

We primarily own office and industrial buildings located throughout the United States.  We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of March 31, 2010, 86.6% of our total square feet was leased, compared to 89.5% leased as of March 31, 2009.  These results reflect a 2.8 percentage point decrease in occupancy at properties we owned continuously since January 1, 2009.  Occupancy data for 2010 and 2009 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2010	2009	2010	2009
Total properties	518	542	507	507
Total square feet	66,846	67,301	63,621	63,621
Percent leased (3)	86.6%	89.5%	86.1%	88.9%

(1)          Excludes properties sold or classified as held for sale, including properties under contract, in active negotiations or actively marketed for sale as of March 31, 2010.

(2)          Based on properties owned continuously since January 1, 2009, and excludes properties sold or classified as held for sale as of March 31, 2010.

(3)          Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

During the three months ended March 31, 2010, we signed lease renewals for 1.1 million square feet and new leases for 425,000 square feet which had weighted average rental rates that were 2% above rents previously charged for the same space.  Average lease terms for leases signed during 2010 were 6.4 years.  Commitments for tenant improvement and leasing costs for leases signed during 2010 totaled $17.2 million, or $11.27 per square foot on average (approximately $1.76/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken.  As a result, the amount of leasing activity within our portfolio has slowed and our occupancy has declined.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since the second half of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through 2010, but we expect our occupancy may stabilize by the end of 2010 and begin to improve in 2011.  However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our occupancy or financial results for future periods.

Approximately 20.5% of our leased square feet and 21.0% of our rents are included in leases scheduled to expire through December 31, 2011.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals and rates are negotiated.  Lease expirations by year, as of March 31, 2010, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2010	6,243	10.8%	10.8%	$90,199	10.4%	10.4%
2011	5,644	9.7%	20.5%	91,936	10.6%	21.0%
2012	5,173	8.9%	29.4%	98,653	11.4%	32.4%
2013	5,654	9.8%	39.2%	102,116	11.8%	44.2%
2014	4,162	7.2%	46.4%	70,570	8.1%	52.3%
2015	3,658	6.3%	52.7%	78,662	9.1%	61.4%
2016	2,911	5.0%	57.7%	50,292	5.8%	67.2%
2017	2,405	4.2%	61.9%	65,740	7.6%	74.8%
2018	2,159	3.7%	65.6%	50,321	5.8%	80.6%
2019	3,405	5.9%	71.5%	42,077	4.8%	85.4%
Thereafter	16,491	28.5%	100.0%	127,028	14.6%	100.0%
	57,905	100.0%		$867,594	100.0%

Weighted average remaining lease term (in years):	7.9			5.8

(1)          Square feet is pursuant to signed leases as of  March 31, 2010, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)          Rents are pursuant to signed leases as of March 31, 2010, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who pay rents monthly in arrears.  As of March 31, 2010, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1.	U. S. Government (3)	1,765	3.0%	5.4%	2010 to 2024
2.	Expedia, Inc.	349	0.6%	2.0%	2018
3.	PNC Financial Services Group	672	1.2%	1.9%	2011 to 2021
4.	John Wiley & Sons, Inc.	342	0.6%	1.8%	2017
5.	GlaxoSmithKline plc	608	1.0%	1.7%	2013
6.	Jones Day	407	0.7%	1.3%	2012, 2019
7.	Wells Fargo Bank	405	0.7%	1.2%	2010 to 2017
8.	The Bank of New York Mellon Corp.	390	0.7%	1.1%	2011, 2012, 2015, 2020
9.	Ballard Spahr Andrews & Ingersoll, LLP	269	0.5%	1.1%	2010, 2012, 2015
10.	Flextronics International Ltd.	894	1.5%	1.1%	2014
11.	ING	410	0.7%	1.1%	2011, 2018
12.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
13.	Towers Watson	357	0.6%	1.0%	2010 to 2020
	Total	7,151	12.3%	21.8%

(1)          Square feet is pursuant to signed leases as of March 31, 2010, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)          Rent is pursuant to signed leases as of March 31, 2010, plus estimated expense reimbursements.  Includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

(3)          Including our 31.8% pro rata ownership of GOV as of March 31, 2010, the U.S. Government represents 2,964 square feet, or 5.0% of total square feet, and 8.1% of total rental income.

Investment Activities

In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199.3 million.  As a result of this transaction, our ownership percentage in GOV was reduced from 46.3% prior to this transaction to 31.8% after this transaction, and we recognized a gain of $16.4 million.

Financing Activities

In March 2010, we issued 34,500,000 common shares in a public offering, raising net proceeds of $239.1 million.  We used the proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes, including property acquisitions completed after March 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$213,626	$216,971	$(3,345)	(1.5)%

Expenses:
Operating expenses	89,574	91,741	(2,167)	(2.4)%
Depreciation and amortization	49,780	48,390	1,390	2.9%
General and administrative	9,984	9,491	493	5.2%
Acquisition costs	310	259	51	20.0%
Total expenses	149,648	149,881	(233)	(0.2)%

Operating income	63,978	67,090	(3,112)	(4.6)%

Interest and other income	1,118	145	973	671.0%
Interest expense	(46,482)	(43,859)	2,623	6.0%
Gain on early extinguishment of debt	—	7,513	(7,513)	(100.0)%
Equity in earnings of equity investments	2,339	—	2,339	100.0%
Gain on issuance of shares by equity investee	16,418	—	16,418	100.0%
Income from continuing operations before income tax expense	37,371	30,889	6,482	21.0%
Income tax expense	(182)	(152)	30	19.7%
Income from continuing operations	37,189	30,737	6,452	21.0%
Discontinued operations:
Income from discontinued operations	108	3,630	(3,522)	(97.0)%
Gain on sale of property	—	8,745	(8,745)	(100.0)%
Net income	37,297	43,112	(5,815)	(13.5)%
Preferred distributions	(12,667)	(12,667)	—	—%
Net income available for common shareholders	$24,630	$30,445	$(5,815)	(19.1)%

Weighted average common shares outstanding — basic	226,927	225,619	1,308	0.6%

Weighted average common shares outstanding — diluted	256,120	254,812	1,308	0.5%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.11	$0.08	$0.03	37.5%
Income from discontinued operations	$—	$0.05	$(0.05)	(100.0)%
Net income available for common shareholders	$0.11	$0.13	$(0.02)	(15.4)%

Rental income.  Rental income decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a decrease in rental income from our Metro Washington, DC segment, offset by an increase in rental income from our Other Markets segment, as described in the segment information note to our consolidated financial statements.  The aggregate decrease also reflects a decrease in rental income from the contribution of 29 properties to GOV in June 2009 and the decline in occupancy in 2010, offset by 11 properties acquired since January 1, 2009.  Rental income from our Metro Washington, DC segment decreased by $5.8 million, or 31.4%, primarily reflecting the contribution of four properties to GOV, offset by an increase in rental income from two properties acquired during 2009.  Rental income from our Other Markets segment increased $2.8 million, or 2.1%, primarily reflecting the acquisition of nine properties during 2009, offset by a $12.8 million decrease in rental income from the contribution of 25 properties to GOV and the decline in occupancy primarily from properties we owned continuously since January 1, 2009.  Rental income includes non-cash straight line rent adjustments totaling $2.3 million in 2010 and $608,000 in 2009 and amortization of acquired real estate leases and obligations totaling ($1.6) million in 2010 and ($3.2) million in 2009.  Rental income also includes lease termination fees totaling $1.2 million in 2010 and $200,000 in 2009.

Total expenses.  The decrease in total expenses primarily reflects the contribution of 29 properties to GOV, offset by the acquisition of properties during 2009 and the increase in depreciation and amortization expense from building and tenant improvement costs incurred throughout our portfolio since January 1, 2009.

Interest and other income.  The increase in interest and other income in 2010 primarily reflects a $750,000 nonrefundable deposit that was forfeited by the buyer of one of our properties when the buyer was unable to meet its obligation to purchase the property in January 2010.

Interest expense.  The increase in interest expense in 2010 primarily reflects the issuance during the fourth quarter of 2009 of $125.0 million of 7.50% unsecured senior notes and $175.0 million of mortgage loans with a current interest rate of 5.66%, offset by the decline in average floating interest rates, from 1.7% during the first quarter of 2009 to less than 1 percent during the first quarter of 2010 and the repurchase and retirement of $117 million of our debt early in 2009.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due 2011 for $24.2 million, net of unamortized deferred financing fees.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV.

Gain on issuance of shares by equity investee.  The gain on issuance of shares by equity investee reflects the issuance of 9,775,000 common shares by GOV in January 2010 at a price above our per share carrying value.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on issuance of shares by GOV in 2010 and income from acquisitions made during 2009, offset by the decline in occupancy, the increase in depreciation and amortization expense, the contribution of 29 properties to GOV and the gain on early extinguishment of debt in 2009.

Income from discontinued operations.  Income from discontinued operations reflects operating results from ten office properties sold during 2009 and one office property classified as held for sale as of March 31, 2010.

Gain on sale of property.  Net sales proceeds and gain from the sale of one office property in 2009 were $19.2 million and $8.7 million, respectively.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to gains on the sale of one property and gains on early extinguishment of debt recognized in 2009, a decrease in rents resulting from the contribution of 29 properties to GOV, a decrease in rents from properties sold in 2009, an increase in depreciation and amortization expense, an increase in interest expense and the decline in occupancy in 2010, offset by the gain recognized on the issuance of common shares by GOV and income from acquisitions made during 2009.  Net income available for common shareholders is net income reduced by preferred distributions.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to pay operating expenses, debt obligations and distributions on our common and preferred shares is rental income from our properties and distributions from our equity investment in GOV.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon our:

•                  ability to maintain or improve the occupancy of, and the current rent rates at, our properties;

•                  ability to control operating cost increases at our properties;

•                  receipt of distributions from our equity investment in GOV; and

•                  ability to purchase additional properties which produce positive cash flows from operations.

We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  The continued volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be partially offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $48.2 million, ($14.6) million and $86.9 million, respectively, for the three months ended March 31, 2010, and $62.8 million, ($57.4) million and $14.4 million, respectively, for the three months ended March 31, 2009.  Changes in all three categories between 2010 and 2009 are primarily related to property acquisitions and sales in 2009, repayments and issuances of debt obligations in 2009, and net proceeds received from the issuance of 34,500,000 of our common shares in 2010.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  The credit facility matures on August 22, 2010.  Subject to certain conditions, at our option, this facility’s maturity date can be extended to August 22, 2011, upon our payment of a fee.  We are currently discussing with banks the possibility of entering a new revolving credit facility prior to August 2010.  However, to date we have not made a final decision to either pursue a new revolving credit facility or exercise our one year extension option.  At March 31, 2010 and as of May 6, 2010, zero was outstanding and $750.0 million was available under our revolving credit facility, and we had cash and cash equivalents of $138.7 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds of offerings of equity or debt securities to fund continuing operations and future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2010, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2010	$7,338	$—	$50,000	$57,338	8.5%
2011	260,557	168,219	—	428,776	4.5%
2012	32,607	—	150,680	183,287	7.0%
2013	6,981	—	190,980	197,961	6.5%
2014	19,163	—	244,655	263,818	5.7%
2015	14,922	—	436,000	450,922	6.0%
2016	61,239	—	400,000	461,239	6.2%
2017	6,521	—	250,000	256,521	6.2%
2018	6,976	—	250,000	256,976	6.6%
2019 and thereafter	212,154	—	125,000	337,154	6.5%
	$628,458	$168,219	$2,097,315	$2,893,992	6.1%

(1)          Total debt as of March 31, 2010, net of unamortized premiums and discounts, equals $2,880,928.

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

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance that we will be able to complete any debt or equity offerings or renew or refinance our revolving credit facility, or that our cost of any future public or private financings will be reasonable.

During the first quarter of 2010, we received cash distributions totaling $4.0 million from GOV.  At March 31, 2010, we owned 9,950,000, or 31.8%, of the common shares of beneficial interest of GOV with a carrying value of $168.6 million and a market value, based on quoted market prices, of $258.8 million ($26.01 per share).  In January 2010, GOV completed a public offering of 9,775,000 common shares, reducing our ownership percentage in GOV from 46.3% to 31.8%, and we recognized a gain of $16.4 million.

During the three months ended March 31, 2010 and 2009, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Tenant improvements	$7,212	$5,094
Leasing costs	4,364	2,867
Building improvements (1)	760	1,739
Development and redevelopment activities (2)	679	1,741

(1)       Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)          Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2010, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the year	425	1,098	1,523
Total commitments for tenant improvements and leasing costs	$9,463	$7,703	$17,166
Leasing costs per square foot (whole dollars)	$22.27	$7.02	$11.27
Average lease term (years)	7.0	6.1	6.4
Leasing costs per square foot per year (whole dollars)	$3.18	$1.15	$1.76

(1)   Excludes properties classified in discontinued operations.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of March 31, 2010, other than the cash flow hedge associated with a $175.0 million mortgage loan.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at March 31, 2010, were our unsecured revolving credit facility and our $2.3 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2010, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we had $622.1 million of mortgage notes outstanding at March 31, 2010.

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

Related Person Transactions

RMR continues to provide both business and property management services to us under a business management agreement and a property management agreement, each as extended and amended in January 2010.  During the three months ended March 31, 2010, we invested an additional $20,000 in AIC concurrently with RMR and other companies to which RMR provides management services.

For more information about these and our other related person transactions, including our dealings with RMR, GOV, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see the Related Person Transactions note to our consolidated financial statements appearing elsewhere in this report and our Annual Report and our other filings made with the SEC and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 27, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2009.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2010, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity

Unsecured senior notes:

$30.0 million	8.875%	2010
$20.0 million	8.625%	2010
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019

No principal repayments are due under our unsecured senior notes until maturity.

Secured notes:

$229.3 million	6.814%		2011
$29.8 million	7.435%		2011
$23.8 million	8.050%		2012
$4.9 million	6.000%		2012
$13.1 million	4.950%		2014
$9.0 million	5.990%		2015
$8.4 million	5.760%		2016
$41.6 million	6.030%		2016
$12.5 million	7.360%		2016
$175.0 million	2.855	%(1)	2019
$4.5 million	6.750%		2022
$14.9 million	6.140%		2023
$8.6 million	5.710%		2026
$13.7 million	6.060%		2027
$39.2 million	6.794%		2029	(2)

(1)          Interest on this loan is payable at a spread over LIBOR but has been fixed through December 1, 2016 by a cash flow hedge which sets the rate at approximately 5.66%.  The coupon rate represents the floating interest rate at March 31, 2010.

(2)          The loan becomes prepayable at par on August 1, 2010.  On January 31, 2011, the interest rate increases to 8.794% and the loan becomes subject to accelerated amortization.  We currently intend to repay this loan by January 31, 2011.

Our secured notes are secured by 29 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.  We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which requires interest at a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  Approximately 6.1% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2010.  The total notional amounts of our receive-variable/pay-fixed interest rate swaps designated as hedging instruments was $175.0 million.  As of March 31, 2010, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive loss in our consolidated balance sheets totaled $327,000.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at March 31, 2010, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $17.5 million.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at March 31, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $65 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior unsecured notes are publicly traded and we have in the past and may in the future occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

Although we have no present plans to do so, we may in the future enter other hedge arrangements to mitigate our exposure to changes in floating interest rates.

At March 31, 2010, zero was outstanding and $750.0 million was available for drawing under our unsecured revolving credit facility and $168.2 million of our floating rate senior unsecured notes were outstanding.  Our revolving credit facility and floating rate senior unsecured notes mature in August 2010 and March 2011, respectively.  Subject to certain conditions, we can extend the maturity of our revolving credit facility for one year for a fee.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior unsecured notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior unsecured notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior unsecured notes was 0.8% during the first quarter of 2010.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At March 31, 2010	0.8%	$168,219	$1,346
10% reduction	0.7%	$168,219	$1,178
10% increase	0.9%	$168,219	$1,514

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility or other floating rate debt, unless we enter hedge arrangements.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Investment Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Investment Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•      THE CREDIT QUALITY OF OUR TENANTS,

•      THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•      OUR ACQUISITIONS AND SALES OF PROPERTIES,

•      OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•      OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•      OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS, AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•      OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•      THE FUTURE AVAILABILITY OF BORROWINGS UNDER, AND OUR ABILITY TO RENEW OR REFINANCE, OUR REVOLVING CREDIT FACILITY,

•      OUR TAX STATUS AS A REIT,

•      OUR ABILITY TO RAISE EQUITY OR DEBT,

•      OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•      OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

FOR EXAMPLE:

•      IF THE AVAILABILITY OF DEBT CAPITAL BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

•      THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE REMAINS AT CURRENT LEVELS OR BECOMES FURTHER DEPRESSED, OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

•      SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES,

•      OUR AGREEMENTS TO ACQUIRE ADDITIONAL PROPERTIES ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS, AND THESE TERMS AND CONDITIONS MAY NOT BE MET.  AS A RESULT, SOME OR ALL OF THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED,

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

•      THE DIVIDENDS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES, AND

•      OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q IDENTIFIES OTHER FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.

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

Part II.   Other Information

Item 1.    Legal Proceedings

On August 14, 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United States Constitution.  On December 22, 2009, the court denied all parties’ motions for summary judgment, and invited all parties to the litigation to conduct discovery on topics identified by the court.  The parties have completed that discovery and filed renewal motions for summary judgment.  A hearing is currently scheduled for May 10, 2010.  Although we are hopeful that this case may be decided in the near future, we have no assurance to when this case may be decided or whether an appeal may be pursued by the defendants or us after it is decided.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2010, we granted each of our trustees 5,000 common shares of beneficial interest, par value $0.01 per share, valued at $8.11 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

3.1           Composite Copy of Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, as amended. (incorporated by reference to our Current Report on Form 8-K dated April 20, 2010)

10.1         Summary of Trustee Compensation. (incorporated by reference to our Current Report on Form 8-K dated April 20, 2010)

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
Dated: May 7, 2010

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 7, 2010