Form 10-Q
period 2010-06-30
CommonWealth REIT
filed 2010-08-04
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9317

COMMONWEALTH REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices)  (Zip Code)

617-332-3990

(Registrant’s Telephone Number, Including Area Code)

HRPT Properties Trust

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 2, 2010: 64,596,310

COMMONWEALTH REIT

FORM 10-Q

June 30, 2010

References in this Form 10-Q to “we”, “us” and “our” refers to CommonWealth REIT and its consolidated subsidiaries, unless otherwise noted.  All share amounts in this Form 10-Q give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

PART I          Financial Information

Item 1.  Financial Statements

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$1,222,519	$1,237,842
Buildings and improvements	5,003,943	5,085,839
	6,226,462	6,323,681
Accumulated depreciation	(881,592)	(884,421)
	5,344,870	5,439,260
Properties held for sale	160,459	8,263
Acquired real estate leases, net	175,130	166,453
Equity investments	166,626	158,822
Cash and cash equivalents	33,443	18,204
Restricted cash	12,474	11,662
Rents receivable, net of allowance for doubtful accounts of $11,779 and $10,945, respectively	196,781	194,358
Other assets, net	115,235	124,299
Total assets	$6,205,018	$6,121,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$110,000
Senior unsecured debt, net	2,259,137	2,258,466
Mortgage notes payable, net	620,137	624,184
Other liabilities related to properties held for sale	451	14
Accounts payable and accrued expenses	110,885	103,608
Acquired real estate lease obligations, net	44,549	47,348
Distributions payable	—	26,863
Rent collected in advance	30,150	30,366
Security deposits	22,090	23,097
Due to affiliates	9,096	8,309
Total liabilities	3,096,495	3,232,255

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 64,596,310 and 55,965,060 shares issued and outstanding, respectively	646	560
Additional paid in capital	3,165,077	2,925,845
Cumulative net income	2,284,223	2,236,928
Cumulative common distributions	(2,607,589)	(2,576,582)
Cumulative preferred distributions	(407,930)	(382,596)
Accumulated other comprehensive (loss) income	(8,268)	2,547
Total shareholders’ equity	3,108,523	2,889,066
Total liabilities and shareholders’ equity	$6,205,018	$6,121,321

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Rental income	$213,966	$212,777	$427,592	$429,748

Expenses:
Operating expenses	89,147	86,688	178,721	178,429
Depreciation and amortization	49,658	49,604	99,438	97,994
General and administrative	10,296	9,796	20,280	19,287
Acquisition costs	1,103	489	1,413	748
Total expenses	150,204	146,577	299,852	296,458

Operating income	63,762	66,200	127,740	133,290

Interest and other income	447	363	1,565	508
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,874, $1,886, $3,805, and $3,528, respectively)	(46,281)	(44,267)	(92,763)	(88,126)
Loss on asset impairment	(21,491)	—	(21,491)	—
Gain on early extinguishment of debt	—	13,173	—	20,686
Equity in earnings of equity investments	2,305	861	4,644	861
Gain on issuance of shares by equity investee	—	—	16,418	—
Gain on sale of properties	11,504	—	11,504	—
Income from continuing operations before income tax expense	10,246	36,330	47,617	67,219
Income tax expense	(181)	(190)	(363)	(342)
Income from continuing operations	10,065	36,140	47,254	66,877
Discontinued operations:
(Loss) income from discontinued operations	(67)	3,170	41	6,800
Gain on sale of properties	—	20,306	—	29,051
Net income	9,998	59,616	47,295	102,728
Preferred distributions	(12,667)	(12,667)	(25,334)	(25,334)
Net (loss) income available for common shareholders	$(2,669)	$46,949	$21,961	$77,394

Weighted average common shares outstanding — basic	64,595	55,924	60,685	56,163

Weighted average common shares outstanding — diluted	71,893	63,222	67,983	63,461

Basic and diluted earnings per common share:
(Loss) income from continuing operations available for common shareholders	$(0.04)	$0.42	$0.36	$0.74
Income from discontinued operations	$—	$0.42	$—	$0.64
Net (loss) income available for common shareholders	$(0.04)	$0.84	$0.36	$1.38

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$47,295	$102,728
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	79,317	78,452
Amortization of debt discounts, premiums and deferred financing fees	3,805	3,528
Amortization of acquired real estate leases	15,086	17,029
Other amortization	8,323	7,274
Loss on asset impairment	21,491	—
Gain on early extinguishment of debt	—	(20,686)
Equity in earnings of equity investments	(4,644)	(861)
Gain on issuance of shares by equity investee	(16,418)	—
Distributions of earnings from equity investments	4,696	—
Gain on sale of properties	(11,504)	(29,051)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(812)	1,844
Increase in rents receivable and other assets	(10,750)	(1,207)
Increase in accounts payable and accrued expenses	282	3,635
Increase in rent collected in advance	101	884
(Decrease) increase in security deposits	(877)	3,440
Increase in due to affiliates	787	7,632
Cash provided by operating activities	136,178	174,641

Cash flows from investing activities:
Real estate acquisitions and improvements	(205,443)	(266,319)
Investment in marketable pass through certificates	—	(6,760)
Proceeds from sale of properties, net	40,394	69,730
Distributions in excess of earnings from equity investments	3,264	—
Investment in Affiliates Insurance Company	(44)	(5,074)
Cash used in investing activities	(161,829)	(208,423)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	239,095	—
Repurchase and retirement of common shares	—	(14,486)
Repurchase and retirement of outstanding debt securities	—	(88,251)
Proceeds from borrowings	191,000	500,000
Payments on borrowings	(305,802)	(254,531)
Deferred financing fees	(199)	(6,826)
Distributions to common shareholders	(57,870)	(54,170)
Distributions to preferred shareholders	(25,334)	(25,334)
Cash provided by financing activities	40,890	56,402

Increase in cash and cash equivalents	15,239	22,620
Cash and cash equivalents at beginning of period	18,204	15,518
Cash and cash equivalents at end of period	$33,443	$38,138

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Supplemental cash flow information:
Interest paid	$88,734	$86,368

Non-cash investing activities:
Real estate acquisitions	$—	$(9)
Net assets transferred to Government Properties Income Trust	—	395,317

Non-cash financing activities:
Issuance of common shares	$223	$109
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	—	(243,199)

See accompanying notes

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT, or CWH, we or us, and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Note 3.  Securities Held to Maturity

We have $8,000 of marketable commercial mortgage pass through certificates, or certificates, which are backed by our mortgage notes payable due January 2011, that were purchased in 2009 for $6,760.  We classify these certificates as investments held to maturity rather than available for sale or trading because we have the intent and ability to hold these certificates until maturity.  As of June 30, 2010 and December 31, 2009, these certificates had a carrying value of $7,609 and $7,267, respectively, and were included in other assets in our consolidated balance sheets.  These certificates had an estimated fair market value of $8,003 and $7,443 as of June 30, 2010 and December 31, 2009, respectively.  We follow the amortized cost method of accounting for these certificates.  Under this method, we amortize the difference between the face value of the certificates and their purchase price to income using the interest method over the expected remaining term of the certificates.  As discussed in Note 6, we prepaid the mortgage notes payable that back these certificates in August 2010.  In connection with this prepayment, we received $8,000 from our investment in these certificates, and we expect to record approximately $400 of unamortized interest income during the third quarter of 2010.

Note 4.  Real Estate Properties

Since January 1, 2010, we acquired eight properties and entered agreements to acquire 11 additional properties for aggregate purchase prices of $359,525, excluding closing costs; we have also entered agreements to sell 15 properties for aggregate sales prices of $231,000, excluding closing costs.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In April 2010, we acquired an office property located in Denver, CO with 248,493 square feet.  The purchase price was $75,000, excluding closing costs.  We allocated $4,720 to land, $58,890 to buildings and improvements and $11,390 to acquired real estate leases.

In April 2010, we acquired an office property located in Colorado Springs, CO with 77,411 square feet.  The purchase price was $10,800, excluding closing costs.  We allocated $1,250 to land, $7,982 to buildings and improvements, $1,576 to acquired real estate leases and $8 to acquired real estate lease obligations.

In June 2010, we acquired two office properties located in Ann Arbor, MI with 410,410 square feet.  The purchase price was $65,200, excluding closing costs.  We allocated $6,760 to land, $46,988 to buildings and improvements, $11,875 to acquired real estate leases and $423 to acquired real estate lease obligations.

In June 2010, we acquired two office properties located in Carson, CA with 212,000 square feet.  The purchase price was $27,925, excluding closing costs.  We allocated $7,460 to land, $18,033 to buildings and improvements, $3,415 to acquired real estate leases and $983 to acquired real estate lease obligations.

In July 2010, we acquired two office properties located in Stafford, VA with 117,949 square feet.  The purchase price was $18,750, excluding closing costs.

In May 2010, we entered an agreement to acquire MacarthurCook Industrial Property Fund, an Australian listed property trust with units publicly traded on the Australian Securities Exchange under the symbol “MIF”.  MIF currently owns 10 industrial properties with approximately 1,400,000 square feet which are approximately 90% leased to 16 tenants for a weighted (by rents) average lease term of approximately five years.  Based on current exchange rates, the total consideration is estimated to be approximately $80,600, excluding closing costs, and closing is expected during the second half of 2010.  Our acquisition of MIF is conditioned upon approval of MIF’s unitholders and other customary conditions, including certain conditions applicable to cross border transactions such as various tax rulings; accordingly, these conditions may not be satisfied, the required approvals may not be obtained and this transaction may not close.

In July 2010, we entered a purchase and sale agreement to acquire one office property located in Milwaukee, WI with 432,092 square feet.  The purchase price is $81,250, excluding closing costs.  We expect to acquire this property during the third quarter of 2010; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In June 2010, we entered agreements to sell 15 properties to our former subsidiary, Government Properties Income Trust, or GOV, that contain approximately 1,900,000 square feet for an aggregate sales price of $231,000, excluding closing costs.  In June 2010, we sold three of these properties with 306,374 square feet for $40,380, excluding closing costs, and recognized gains of $11,504, exclusive of gains of $5,342 attributable to our 31.8% ownership interest in GOV.  In July 2010, we sold five of these properties with 441,284 square feet for $48,339, excluding closing costs, and we expect to recognize gains on these sales of approximately $5,700, exclusive of gains attributable to our 31.8% ownership interest in GOV, and before closing and other costs.  Seven properties with 1,124,206 square feet remain subject to sale agreements for $142,281, excluding closing costs.  The net book value for four of these seven properties exceeded their sales prices and we recorded impairment charges of $21,491 during the second quarter of 2010.  The remaining sales are expected to generate gains of approximately $20,400, exclusive of gains attributable to our current 31.8% ownership interest in GOV, and before closing and other costs.  These seven remaining sales are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will sell these properties.

During the six months ended June 30, 2010, we funded $24,936 of improvements to our owned properties.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

As of June 30, 2010 and December 31, 2009, we had 13 office properties and one office property classified as held for sale in our consolidated balance sheets, respectively.  As discussed above, as of June 30, 2010, 12 of these properties were under contract for sale to GOV.  The other property was under contract for sale since June 2008; however, the purchase contract expired and we recognized the $750 nonrefundable deposit previously paid by the buyer in other income when the buyer was unable to meet its obligation to close on January 26, 2010.  We continue to actively market this property for sale.

We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income, except for properties sold or under contract for sale to GOV.  Properties held for sale or sold to GOV are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary.  Summarized balance sheet information for all properties classified as held for sale and income statement information for properties sold or held for sale, except for properties sold or held for sale to GOV, is as follows:

Balance Sheets:

	June 30, 2010	December 31, 2009
Real estate property, net	$157,409	$8,192
Acquired real estate leases, net	48	—
Rents receivable	898	—
Other assets, net	2,104	71
Properties held for sale	$160,459	$8,263

Rent collected in advance	$330	$14
Security deposits	121	—
Other liabilities related to properties held for sale	$451	$14

Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental income	$3	$4,376	$145	$9,510
Operating expenses	(57)	(1,049)	(78)	(2,349)
Depreciation and amortization	—	11	—	—
General and administrative	(13)	(168)	(26)	(361)
(Loss) income from discontinued operations	$(67)	$3,170	$41	$6,800

Note 5.  Equity Investments

At June 30, 2010 and December 31, 2009, we had the following equity investments in GOV and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)		Equity in Earnings (Loss)
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
GOV	31.8%	46.3%	$161,634	$153,822	$2,329	$970	$4,696	$970
AIC	14.3	14.3	4,992	5,000	(24)	(109)	(52)	(109)
			$166,626	$158,822	$2,305	$861	$4,644	$861

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

At June 30, 2010, we owned 9,950,000, or approximately 31.8% of the common shares of beneficial interest of GOV, with a carrying value of $161,634 and a market value, based on quoted market prices, of $253,924 ($25.52 per share).  GOV is a real estate investment trust, or REIT, which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or IPO, in June 2009 when it became a separate public entity.  In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199,300.  As a result of this transaction, our ownership percentage in GOV was reduced from 46.3% prior to this transaction to 31.8% after this transaction, and we recognized a gain of $16,418.

In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including the 15 properties we agreed to sell to GOV in June 2010.  The sale agreements for these 15 properties were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.

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

The following summarized financial data of GOV, as reported in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, includes results of operations prior to June 8, 2009 (the date GOV became a separate public company), which are included in our consolidated results of operations when GOV was our wholly owned subsidiary.  References in these financial statements to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 for GOV are included as textual references only, and the information in GOV’s Quarterly Report for the quarterly period ended June 30, 2010 is not incorporated by reference into these financial statements.

	June 30, 2010	December 31, 2009
Real estate properties, net	$618,074	$463,730
Acquired real estate leases, net	39,212	15,310
Cash and cash equivalents	1,023	1,478
Restricted cash	1,000	—
Rents receivable	14,860	13,544
Other assets, net	12,109	20,751
Total assets	$686,278	$514,813

Mortgage notes payable	$35,944	$—
Secured revolving credit facility	82,000	144,375
Acquired real estate lease obligations, net	5,775	3,566
Other liabilities	9,179	14,822
Shareholders’ equity	553,380	352,050
Total liabilities and shareholders’ equity	$686,278	$514,813

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental income	$25,940	$19,405	$49,295	$38,648
Operating expenses	(8,460)	(6,548)	(16,262)	(12,974)
Depreciation and amortization	(5,401)	(3,797)	(10,281)	(7,361)
Acquisition costs	(1,011)	—	(1,855)	—
General and administrative	(1,623)	(873)	(3,076)	(1,613)
Operating income	9,445	8,187	17,821	16,700

Interest and other income	(7)	42	16	44
Interest expense	(1,678)	(2,360)	(3,209)	(2,360)
Income before income tax expense	7,760	5,869	14,628	14,384
Income tax expense	(25)	—	(42)	—
Net income	$7,735	$5,869	$14,586	$14,384

Weighted average common shares outstanding	31,261	12,384	30,178	8,590

Net income per common share	$0.25	$0.47	$0.48	$1.67

As of June 30, 2010, we have invested $5,177 in AIC, an insurance company that is owned by Reit Management & Research LLC, or RMR, and companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of AIC.  As of June 30, 2010, we owned approximately 14.3% of the common shares of AIC with a carrying value of $4,992.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for the insurance industry generally.

In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $5,328.  We are currently investigating the possibility of expanding our insurance relationships with AIC to include other types of insurance.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The interest rate on this facility averaged 0.8% and 1.0% per annum for the six months ended June 30, 2010 and 2009, respectively.  Our unsecured revolving credit facility matures on August 22, 2010, and we are currently in negotiations with lenders regarding a new unsecured revolving credit facility prior to the maturity date of our existing facility.  If we do not enter a new facility by August 22, 2010, we intend to exercise our option to extend the maturity date of our existing facility for one year to August 22, 2011.  As of June 30, 2010, we had zero outstanding and $750,000 available under our revolving credit facility.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which limits the amount of aggregate distributions on common shares to 90% of operating cash flow available for shareholder distributions as defined in the credit facility agreement.  At June 30, 2010, we believe that we are in compliance with these financial and other covenants.

At June 30, 2010, 29 properties costing $1,167,385 with an aggregate net book value of $896,954 were secured by $620,137 of mortgage debt maturing from 2011 through 2029.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In August 2010, we repaid at maturity, all $30,000 of our 8.875% senior notes due 2010.  We also prepaid at par, approximately $267,000 of mortgage debt that was scheduled to mature in 2011 and 2029.  This mortgage debt was secured by 14 properties with an aggregate net book value of $400,860 at June 30, 2010.  In connection with the prepayment of this mortgage debt, we expect to record a loss of approximately $1,200 from the write off of unamortized premiums and deferred financing fees during the third quarter of 2010.  We funded these payments with borrowings under our revolving credit facility.

Note 7.  Shareholders’ Equity

In March 2010, we issued 8,625,000 common shares in a public offering, raising net proceeds of $239,095.

Other comprehensive income includes unrealized gains or losses on the fair value of our interest rate swap agreements.  These interest rate swap agreements qualify as cash flow hedges and convert the floating rate on a $175,000 mortgage note payable to a fixed rate.  The following is a reconciliation of net income to total comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Comprehensive income:
Net income	$9,998	$59,616	$47,295	$102,728
Unrealized loss on derivative instrument	(7,941)	—	(10,815)	—
Total comprehensive income	$2,057	$59,616	$36,480	$102,728

On April 14, 2010, we issued 1,250 common shares, valued at $32.44 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

On June 14, 2010, our board of trustees approved a reverse stock split that resulted in a one for four combination of our common shares of beneficial interest, $0.01 par value per share, effective July 1, 2010.  The reverse stock split reduced the number of our issued and outstanding common shares from 258,385,241 to 64,596,310.  The number of our authorized common shares did not change.  As required, common share amounts presented for all periods have been restated to reflect the reverse stock split.  As a result of the reverse stock split, the conversion rate of our 15,180,000 outstanding series D cumulative convertible preferred shares, or series D preferred shares, automatically changed from 1.9231 common shares per series D preferred share to 0.480775 common share per series D preferred share (the equivalent of a change in conversion price from $13.00 per common share to $52.00 per common share).

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 8.  Fair Value of Financial Instruments

The table below presents certain of our assets and liabilities measured at fair value at June 30, 2010, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Properties held for sale (1)	$157,409	$—	$157,409	$—
Effective portion of interest rate contracts (2)	$(8,268)	$—	$(8,268)	$—

(1)       Properties held for sale are reported at the lower of carrying value or fair value less costs to sell and consist of properties under contract for sale or properties that we expect to sell within one year.  We used agreed upon sales prices or our estimate of fair value less estimated closing costs, to determine the fair value of these properties (level 2 inputs).  Four of these properties included in our Metro Washington, DC and Other Markets segments with a carrying amount of $84,397 were written down to their estimated fair value of $62,906, resulting in an impairment charge of $21,491 recorded during the six months ended June 30, 2010.

(2)       The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by using our derivative instruments is interest rate risk.  We enter into interest rate swaps to manage interest rate risk associated with our floating rate borrowings.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating rate debt to a fixed rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $7,941 and $10,815 during the three and six months ended June 30, 2010, respectively, based primarily on changes in market interest rates.  As of June 30, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive income (loss) in our consolidated balance sheet totaled ($8,268).  As of December 31, 2009, the fair value of these derivative instruments included in other assets and accumulated other comprehensive income (loss) in our consolidated balance sheet totaled $2,547.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, marketable pass through certificates, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and amounts due to affiliates.  At June 30, 2010 and December 31, 2009, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$161,634	$253,924	$153,822	$228,651
Marketable pass through certificates	$7,609	$8,003	$7,267	$7,443
Senior notes and mortgage notes payable	$2,536,055	$2,638,248	$2,539,431	$2,547,036

At June 30, 2010 and December 31, 2009, the fair values of our equity investment in GOV are based on quoted market prices of $25.52 and $22.98, respectively.  At June 30, 2010 and December 31, 2009, the fair values of our marketable pass through certificates are based on quoted market prices of $100.03 and $93.04, respectively.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, none of our tenants are responsible for more than 2% of our total rents except the U.S. Government.

Note 9.  Earnings Per Common Share

The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

Note 10.  Segment Information

As of June 30, 2010, we owned 291 suburban office properties, 44 central business district, or CBD, office properties and 186 industrial & other properties, excluding one property classified as held for sale and included in discontinued operations.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. suburban office, CBD office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income, or NOI, which we define as rental income less property level operating expenses.  Prior periods have been restated to reflect one office property reclassified from discontinued operations during the fourth quarter of 2009.  Property level information by property type locations and geographic segments, as of and for the three and six months ended June 30, 2010 and 2009, excluding discontinued operations, is as follows:

	As of June 30, 2010				As of June 30, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	700	4,585	—	5,285	700	4,585	—	5,285
Oahu, HI	—	—	17,914	17,914	—	—	17,914	17,914
Metro Washington, DC	1,287	582	—	1,869	1,286	342	—	1,628
Metro Denver, CO	788	672	553	2,013	540	669	548	1,757
Metro Boston, MA	2,003	523	—	2,526	2,101	523	—	2,624
Other markets	18,261	6,588	13,041	37,890	17,180	6,234	12,696	36,110
Totals	23,039	12,950	31,508	67,497	21,807	12,353	31,158	65,318

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$3,000	$27,570	$—	$30,570	$2,683	$27,740	$—	$30,423
Oahu, HI	—	—	18,566	18,566	—	—	17,532	17,532
Metro Washington, DC	7,351	5,280	—	12,631	9,637	6,576	—	16,213
Metro Denver, CO	3,410	5,372	2,035	10,817	2,723	324	2,011	5,058
Metro Boston, MA	7,131	5,164	—	12,295	7,581	5,730	—	13,311
Other markets	70,502	39,471	19,114	129,087	76,538	36,234	17,468	130,240
Totals	$91,394	$82,857	$39,715	$213,966	$99,162	$76,604	$37,011	$212,777

Property net operating income:
Metro Philadelphia, PA	$1,267	$14,135	$—	$15,402	$1,243	$14,753	$—	$15,996
Oahu, HI	—	—	13,750	13,750	—	—	13,515	13,515
Metro Washington, DC	4,230	3,574	—	7,804	6,135	3,962	—	10,097
Metro Denver, CO	2,551	3,489	1,185	7,225	1,681	190	1,206	3,077
Metro Boston, MA	4,465	2,551	—	7,016	4,794	3,055	—	7,849
Other markets	39,132	20,524	13,966	73,622	44,009	19,590	11,956	75,555
Totals	$51,645	$44,273	$28,901	$124,819	$57,862	$41,550	$26,677	$126,089

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$5,508	$56,245	$—	$61,753	$5,312	$55,907	$—	$61,219
Oahu, HI	—	—	36,343	36,343	—	—	35,750	35,750
Metro Washington, DC	14,900	10,371	—	25,271	20,361	14,276	—	34,637
Metro Denver, CO	5,221	10,477	4,109	19,807	5,693	324	3,983	10,000
Metro Boston, MA	14,338	10,146	—	24,484	14,835	11,006	—	25,841
Other markets	141,824	80,526	37,584	259,934	155,040	72,586	34,675	262,301
Totals	$181,791	$167,765	$78,036	$427,592	$201,241	$154,099	$74,408	$429,748

Property net operating income:
Metro Philadelphia, PA	$2,168	$28,954	$—	$31,122	$2,261	$29,043	$—	$31,304
Oahu, HI	—	—	27,027	27,027	—	—	27,869	27,869
Metro Washington, DC	8,656	7,056	—	15,712	12,934	8,652	—	21,586
Metro Denver, CO	3,626	7,117	2,391	13,134	3,568	190	2,363	6,121
Metro Boston, MA	8,884	5,181	—	14,065	8,807	5,614	—	14,421
Other markets	79,229	42,211	26,371	147,811	88,704	38,290	23,024	150,018
Totals	$102,563	$90,519	$55,789	$248,871	$116,274	$81,789	$53,256	$251,319

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and six months ended June 30, 2010 and 2009, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental income	$213,966	$212,777	$427,592	$429,748
Operating expenses	(89,147)	(86,688)	(178,721)	(178,429)
Property net operating income (NOI)	$124,819	$126,089	$248,871	$251,319

Property NOI	$124,819	$126,089	$248,871	$251,319
Depreciation and amortization	(49,658)	(49,604)	(99,438)	(97,994)
General and administrative	(10,296)	(9,796)	(20,280)	(19,287)
Acquisition costs	(1,103)	(489)	(1,413)	(748)
Operating income	63,762	66,200	127,740	133,290

Interest and other income	447	363	1,565	508
Interest expense	(46,281)	(44,267)	(92,763)	(88,126)
Loss on asset impairment	(21,491)	—	(21,491)	—
Gain on early extinguishment of debt	—	13,173	—	20,686
Equity in earnings of equity investments	2,305	861	4,644	861
Gain on issuance of shares by equity investee	—	—	16,418	—
Gain on sale of properties	11,504	—	11,504	—
Income from continuing operations before income tax expense	10,246	36,330	47,617	67,219
Income tax expense	(181)	(190)	(363)	(342)
Income from continuing operations	10,065	36,140	47,254	66,877
(Loss) income from discontinued operations	(67)	3,170	41	6,800
Gain on sale of properties from discontinued operations	—	20,306	—	29,051
Net income	$9,998	$59,616	$47,295	$102,728

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 11.  Related Person Transactions

As discussed in Note 5, we own 9,950,000, or approximately 31.8% of the common shares of beneficial interest of GOV with a carrying value of $161,634 and a market value based on quoted market prices, of $253,924 ($25.52 per share) as of June 30, 2010.  GOV is a REIT which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate public entity.  We and GOV are both managed by RMR and both our Managing Trustees are also Managing Trustees of GOV.

In June 2010, we entered agreements to sell 15 properties to GOV with approximately 1,900,000 square feet for an aggregate sales price of $231,000, excluding closing costs.  In June 2010, we sold three of these properties with 306,374 square feet for $40,380, excluding closing costs, and in July 2010, we sold five of these properties with 441,284 square feet for $48,339, excluding closing costs.  The remaining seven properties with 1,124,206 square feet remain subject to sale agreements for $142,281, excluding closing costs.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.  The remaining sales are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will sell these properties.

In connection with our business management agreement with RMR, we recognized expenses of $8,689 and $8,481 for the three months ended June 30, 2010 and 2009, respectively; and $17,172 and $16,944 for the six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we recognized property and construction management fees of $6,926 and $6,974 for the three months ended June 30, 2010 and 2009, respectively; and $13,286 and $15,808 for the six months ended June 30, 2010 and 2009, respectively.  The property and construction management fees are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

As of June 30, 2010, we have invested $5,177 in AIC concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of AIC.  At June 30, 2010, we owned approximately 14.3% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  This investment is carried on our condensed consolidated balance sheets in equity investments and had a carrying value of $4,992 and $5,000 as of June 30, 2010 and December 31, 2009, respectively.  During the three and six months ended June 30, 2010, we invested an additional $24 and $44, respectively, in AIC.  During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $5,328.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

For more information about our related person transactions, including our dealings with GOV, RMR, AIC and our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or the SEC, and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K dated January 27, 2010, and our Current Report on Form 8-K filed with the SEC on June 18, 2010.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Subsequent Events

In July 2010, we declared a distribution of $0.50 per common share, or approximately $32,300, to be paid on or about August 25, 2010 to shareholders of record on July 26, 2010.  Prior to the July 1, 2010 four for one reverse stock split, regular quarterly distributions were $0.12 per share per quarter ($0.48 per share per year).  We also announced a distribution on our series B preferred shares of $0.5469 per share, or $3,828, a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063 per share, or $6,167, which we expect to pay on or about August 16, 2010 to our preferred shareholders of record as of August 1, 2010.  Other subsequent events have been disclosed within other notes to this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

We primarily own office and industrial buildings in suburban and CBD locations throughout the United States.  We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of June 30, 2010, 86.0% of our total square feet was leased, compared to 89.1% leased as of June 30, 2009.  These results reflect a 3.6 percentage point decrease in occupancy at properties we owned continuously since January 1, 2009.  Occupancy data for 2010 and 2009 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Total properties	521	513	504	504
Total square feet	67,497	65,318	63,324	63,324
Percent leased (3)	86.0%	89.1%	85.3%	88.9%

(1)     Excludes properties classified in discontinued operations as of June 30, 2010.

(2)     Based on properties owned continuously since January 1, 2009, and excludes properties sold or classified in discontinued operations as of June 30, 2010.

(3)     Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

During the three months ended June 30, 2010, we signed lease renewals for 968,000 square feet and new leases for 286,000 square feet which had weighted average rental rates that were 6% below rents previously charged for the same space.  Average lease terms for leases signed during the three months ended June 30, 2010 were 5.4 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended June 30, 2010 totaled $12.5 million, or $9.99 per square foot on average (approximately $1.85/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have continued to weaken.  As a result, the amount of leasing activity within our portfolio has slowed and our occupancy has declined.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since the second half of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  Also, some tenants and prospective tenants have demonstrated reluctance to enter lease renewals or new leases for extended terms.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through 2010, but we expect our occupancy may stabilize by the end of 2010 and begin to improve in 2011.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

Approximately 18.1% of our leased square feet and 18.4% of our rents are included in leases scheduled to expire through December 31, 2011.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals and rates are negotiated.  Lease expirations by year, as of June 30, 2010, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2010	4,785	8.2%	8.2%	$67,593	7.7%	7.7%
2011	5,743	9.9%	18.1%	93,400	10.7%	18.4%
2012	5,272	9.1%	27.2%	99,521	11.4%	29.8%
2013	5,728	9.9%	37.1%	102,103	11.5%	41.3%
2014	4,199	7.2%	44.3%	70,999	8.1%	49.4%
2015	4,042	7.0%	51.3%	85,228	9.7%	59.1%
2016	3,206	5.5%	56.8%	54,810	6.3%	65.4%
2017	2,517	4.3%	61.1%	69,226	7.9%	73.3%
2018	2,175	3.8%	64.9%	50,595	5.8%	79.1%
2019	3,465	6.0%	70.9%	42,340	4.8%	83.9%
Thereafter	16,915	29.1%	100.0%	140,958	16.1%	100.0%
	58,047	100.0%		$876,773	100.0%

Weighted average remaining lease term (in years):	7.8			5.8

(1)     Square feet is pursuant to signed leases as of June 30, 2010, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)     Rents are pursuant to signed leases as of June 30, 2010, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who pay rents monthly in arrears.  As of June 30, 2010, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1. U. S. Government (3)	1,464	2.5%	4.6%	2010 to 2020
2. Expedia, Inc.	349	0.6%	2.0%	2018
3. PNC Financial Services Group	672	1.2%	1.9%	2011 to 2021
4. John Wiley & Sons, Inc.	342	0.6%	1.7%	2017
5. GlaxoSmithKline plc	608	1.0%	1.7%	2013
6. Jones Day	407	0.7%	1.3%	2012, 2019
7. Wells Fargo Bank	405	0.7%	1.2%	2010 to 2017
8. The Bank of New York Mellon Corp.	390	0.7%	1.1%	2011, 2012, 2015, 2020
9. Ballard Spahr Andrews & Ingersoll, LLP	268	0.5%	1.1%	2011, 2012, 2015
10. Flextronics International Ltd.	894	1.5%	1.1%	2014
11. JDA Software Group, Inc.	283	0.5%	1.1%	2012
12. ING	410	0.7%	1.1%	2011, 2018
Total	6,492	11.2%	19.9%

(1)       Square feet is pursuant to signed leases as of June 30, 2010, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)       Rent is pursuant to signed leases as of June 30, 2010, plus estimated expense reimbursements.  Includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

(3)       Including our 31.8% pro rata ownership of GOV as of June 30, 2010, the U.S. Government represents 2,770 square feet, or 4.7% of total square feet, and 7.6% of total rental income.

Investment Activities

Since January 1, 2010, we acquired eight office properties with 1.1 million square feet for $197.7 million, excluding closing costs.  At the time of acquisition, these properties were 94.3% leased and at rents which yielded approximately 10.1% of the aggregate gross purchase price, based on estimated annual NOI on the date of closing.

In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199.3 million.  As a result of this transaction, our ownership percentage in GOV was reduced from 46.3% prior to this transaction to 31.8% after this transaction, and we recognized a gain of $16.4 million.

In June 2010, we entered agreements to sell 15 properties to GOV that contain approximately 1.9 million square feet for an aggregate sales price of $231.0 million, excluding closing costs.  In June 2010, we sold three of these properties with 306,374 square feet for $40.4 million, excluding closing costs, and recognized gains of $11.5 million, exclusive of gains of $5.3 million attributable to our 31.8% ownership interest in GOV.  In July 2010, we sold five of these properties with 441,284 square feet for $48.3 million, excluding closing costs, and we expect to recognize gains on these sales of approximately $5.7 million, exclusive of gains attributable to our 31.8% ownership interest in GOV, and before closing and other costs.  Seven properties with 1,124,206 square feet remain subject to sale agreements for $142.3 million, excluding closing costs.  The net book value for four of these seven properties exceeded their sales prices and we recorded impairment charges of $21.5 million during the second quarter of 2010.  The remaining sales are expected to generate gains of approximately $20.4 million, exclusive of gains attributable to our current 31.8% ownership interest in GOV, and before closing and other costs.  These remaining seven sales are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will sell these properties.

Financing Activities

In March 2010, we issued 8,625,000 common shares in a public offering, raising net proceeds of $239.1 million.  We used the proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes, including property acquisitions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$213,966	$212,777	$1,189	0.6%

Expenses:
Operating expenses	89,147	86,688	2,459	2.8%
Depreciation and amortization	49,658	49,604	54	0.1%
General and administrative	10,296	9,796	500	5.1%
Acquisition costs	1,103	489	614	125.6%
Total expenses	150,204	146,577	3,627	2.5%

Operating income	63,762	66,200	(2,438)	(3.7)%

Interest and other income	447	363	84	23.1%
Interest expense	(46,281)	(44,267)	2,014	4.5%
Loss on asset impairment	(21,491)	—	21,491	100.0%
Gain on early extinguishment of debt	—	13,173	(13,173)	(100.0)%
Equity in earnings of equity investments	2,305	861	1,444	167.7%
Gain on sale of properties	11,504	—	11,504	100.0%
Income from continuing operations before income tax expense	10,246	36,330	(26,084)	(71.8)%
Income tax expense	(181)	(190)	(9)	(4.7)%
Income from continuing operations	10,065	36,140	(26,075)	(72.1)%
Discontinued operations:
(Loss) income from discontinued operations	(67)	3,170	(3,237)	(102.1)%
Gain on sale of properties	—	20,306	(20,306)	(100.0)%
Net income	9,998	59,616	(49,618)	(83.2)%
Preferred distributions	(12,667)	(12,667)	—	—%
Net (loss) income available for common shareholders	$(2,669)	$46,949	$(49,618)	(105.7)%

Weighted average common shares outstanding — basic	64,595	55,924	8,671	15.5%

Weighted average common shares outstanding — diluted	71,893	63,222	8,671	13.7%

Basic and diluted earnings per common share:
(Loss) income from continuing operations available for common shareholders	$(0.04)	$0.42	$(0.46)	(109.5)%
Income from discontinued operations	$—	$0.42	$(0.42)	(100.0)%
Net (loss) income available for common shareholders	$(0.04)	$0.84	$(0.88)	(104.8)%

Rental income.  Rental income increased for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in rental income from our Metro Denver, CO segment, offset by decreases in rental income from our Metro Washington, DC, Metro Boston, MA and Other Markets segments, as described in the segment information note to our condensed consolidated financial statements.  The aggregate increase primarily reflects the acquisition of 13 properties since April 1, 2009, offset by a decrease in rental income from the contribution of 29 properties to GOV in June 2009, and the decline in occupancy in 2010.  Rental income from our Metro Denver, CO segment increased by $5.8 million, or 113.9% primarily as a result of two properties acquired since April 1, 2009, offset by the contribution of three properties to GOV in June 2009.  Rental income from our Metro Washington, DC segment decreased by $3.6 million, or 22.1%, primarily reflecting the contribution of four properties to GOV in June 2009, offset by an increase in rental income from two properties acquired during 2009.  Rental income from our Metro Boston, MA segment decreased $1.0 million, or 7.6%, primarily reflecting the decline in occupancy in 2010.  Rental income from our Other Markets segment decreased $1.2 million, or 0.9%, primarily reflecting an $8.8 million decrease from the contribution of 22 properties to GOV and the decline in occupancy primarily from properties we owned continuously since April 1, 2009, offset by the acquisition of 9 properties during 2009 and 2010.  Rental income includes non-cash straight line rent adjustments totaling $2.3 million in 2010 and $434,000 in 2009 and amortization of acquired real estate leases and obligations totaling ($1.7) million in 2010 and ($1.6) million in 2009.  Rental income also includes lease termination fees totaling $119,000 in 2010 and $309,000 in 2009.

Total expenses.  The increase in total expenses primarily reflects the acquisition of properties since April 1, 2009, offset by the contribution of 29 properties to GOV in June 2009.

Interest expense.  The increase in interest expense in 2010 primarily reflects the issuance during the fourth quarter of 2009 of $125.0 million of 7.50% unsecured senior notes and $175.0 million of mortgage notes with a current interest rate of 5.66%, offset by the decline in average floating interest rates, from 1.4% during the second quarter of 2009 to less than one percent during the second quarter of 2010 and the repurchase and retirement of $117 million of our debt in 2009.

Loss on asset impairment.  The loss on asset impairment in 2010 reflects the write down to estimated fair value of four office properties that are under contract for sale to GOV.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million, net of the write off of unamortized deferred financing fees and note discounts.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV.

Gain on sale of properties from continuing operations.  Net sales proceeds and gains from the sale of three office properties to GOV in 2010 were $40.4 million and $11.5 million, respectively.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the loss on asset impairment and decline in occupancy in 2010, the contribution of 29 properties to GOV in June 2009 and the gain on early extinguishment of debt in 2009, offset by the gain on sale of properties in 2010 and income from acquisitions made during 2009 and 2010.

(Loss) income from discontinued operations.  (Loss) income from discontinued operations reflects operating results from ten office properties sold during 2009 and one office property classified as held for sale as of June 30, 2010.

Gain on sale of properties from discontinued operations.  Net sales proceeds and gain from the sale of two office properties in 2009 were $50.5 million and $20.3 million, respectively.

Net income and net (loss) income available for common shareholders.  The decrease in net income and net (loss) income available for common shareholders is due primarily to the loss on asset impairment in 2010, gains on the sale of properties and early extinguishment of debt recognized in 2009 compared to 2010, a decrease in rents resulting from the contribution of 29 properties to GOV in June 2009, a decrease in rents from properties sold in 2009 and 2010, an increase in interest expense, and the decline in occupancy in 2010, offset by income from acquisitions made during 2009 and 2010.  Net income available for common shareholders is net income reduced by preferred distributions.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$427,592	$429,748	$(2,156)	(0.5)%

Expenses:
Operating expenses	178,721	178,429	292	0.2%
Depreciation and amortization	99,438	97,994	1,444	1.5%
General and administrative	20,280	19,287	993	5.1%
Acquisition costs	1,413	748	665	88.9%
Total expenses	299,852	296,458	3,394	1.1%

Operating income	127,740	133,290	(5,550)	(4.2)%

Interest and other income	1,565	508	1,057	208.1%
Interest expense	(92,763)	(88,126)	4,637	5.3%
Loss on asset impairment	(21,491)	—	21,491	100.0%
Gain on early extinguishment of debt	—	20,686	(20,686)	(100.0)%
Equity in earnings of equity investments	4,644	861	3,783	439.4%
Gain on issuance of shares by equity investee	16,418	—	16,418	100.0%
Gain on sale of properties	11,504	—	11,504	100.0%
Income from continuing operations before income tax expense	47,617	67,219	(19,602)	(29.2)%
Income tax expense	(363)	(342)	21	6.1%
Income from continuing operations	47,254	66,877	(19,623)	(29.3)%
Discontinued operations:
Income from discontinued operations	41	6,800	(6,759)	(99.4)%
Gain on sale of properties	—	29,051	(29,051)	(100.0)%
Net income	47,295	102,728	(55,433)	(54.0)%
Preferred distributions	(25,334)	(25,334)	—	—%
Net income available for common shareholders	$21,961	$77,394	$(55,433)	(71.6)%

Weighted average common shares outstanding — basic	60,685	56,163	4,522	8.1%

Weighted average common shares outstanding — diluted	67,983	63,461	4,522	7.1%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.36	$0.74	$(0.38)	(51.4)%
Income from discontinued operations	$—	$0.64	$(0.64)	(100.0)%
Net income available for common shareholders	$0.36	$1.38	$(1.02)	(73.9)%

Rental income.  Rental income decreased for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to a decrease in rental income from our Metro Washington, DC, Metro Boston, MA and Other Markets segments, offset by an increase in rental income from our Metro Denver, CO segment, as described in the segment information note to our condensed consolidated financial statements.  The aggregate decrease reflects a decrease in rental income from the contribution of 29 properties to GOV in June 2009 and the decline in occupancy in 2010, offset by rental income from 17 properties acquired since January 1, 2009.  Rental income from our Metro Washington, DC segment decreased by $9.4 million, or 27.0%, primarily reflecting the contribution of four properties to GOV, offset by an increase in rental income from two properties acquired during 2009.  Rental income from our Metro Boston, MA segment decreased $1.4 million, or 5.3%, primarily reflecting the decline in occupancy in 2010.  Rental income from our Other Markets segment decreased $2.4 million, or 0.9%, primarily reflecting a $20.2 million decrease in rental income from the contribution of 22 properties to GOV and the decline in occupancy primarily from properties we owned continuously since January 1, 2009, offset by rental income from the acquisition of 13 properties during 2009 and 2010.  The aggregate decline in rental income was partially offset by an increase in rental income of $9.8 million, or 98.1%, from our Metro Denver, CO segment, primarily reflecting the acquisition of one property in 2009 and one property in 2010, offset by the contribution of three properties to GOV in June 2009.  Rental income includes non-cash straight line rent adjustments totaling $4.6 million in 2010 and $1.0 million in 2009 and amortization of acquired real estate leases and obligations totaling ($3.3) million in 2010 and ($4.8) million in 2009.  Rental income also includes lease termination fees totaling $1.3 million in 2010 and $506,000 in 2009.

Total expenses.  The increase in total expenses primarily reflects the acquisition of properties during 2009 and 2010 and the increase in depreciation and amortization expense from building and tenant improvement costs incurred throughout our portfolio since January 1, 2009, offset by the contribution of 29 properties to GOV in June 2009.

Interest and other income.  The increase in interest and other income in 2010 primarily reflects a $750,000 nonrefundable deposit that was forfeited by the buyer of one of our properties when the buyer was unable to meet its obligation to purchase the property in January 2010.

Interest expense.  The increase in interest expense in 2010 primarily reflects the issuance during the fourth quarter of 2009 of $125.0 million of 7.50% unsecured senior notes and $175.0 million of mortgage notes with a current interest rate of 5.66%, offset by the decline in average floating interest rates, from 1.6% during the first half of 2009 to less than one percent during the first half of 2010 and the repurchase and retirement of $117 million of our debt early in 2009.

Loss on asset impairment.  The loss on asset impairment in 2010 reflects the write down to estimated fair value of four office properties that are under contract for sale to GOV.

Gain on early extinguishment of debt.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due 2014 for $4.3 million and $14.0 million of our 6.40% senior notes due 2015 for $11.0 million, net of unamortized deferred financing fees and note discounts.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV.

Gain on issuance of shares by equity investee.  The gain on issuance of shares by equity investee reflects the issuance of 9,775,000 common shares by GOV in January 2010 at a price above our per share carrying value.

Gain on sale of properties from continuing operations.  Net sales proceeds and gains from the sale of three office properties to GOV in 2010, were $40.4 million and $11.5 million, respectively.

Income from continuing operations.  The decrease in income from continuing operations is due primarily to the loss on asset impairment and decline in occupancy in 2010, the contribution of 29 properties to GOV in June 2009 and the gain on early extinguishment of debt in 2009, offset by the gain on issuance of shares by GOV and the gain on sale of properties in 2010, and income from acquisitions made during 2009 and 2010.

Income from discontinued operations.  Income from discontinued operations reflects operating results from ten office properties sold during 2009 and one office property classified as held for sale as of June 30, 2010.

Gain on sale of properties from discontinued operations.  Net sales proceeds and gains from the sale of three office properties in 2009 were $69.7 million and $29.1 million, respectively.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the loss on asset impairment in 2010, gains on the sale of properties and early extinguishment of debt recognized in 2009 compared to 2010, a decrease in rents resulting from the contribution of 29 properties to GOV in June 2009, a decrease in rents from properties sold in 2009 and 2010, an increase in interest expense and the decline in occupancy in 2010, offset by the gain recognized on the issuance of common shares by GOV and income from acquisitions made during 2009 and 2010.  Net income available for common shareholders is net income reduced by preferred distributions.

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

We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  Also, volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be partially offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows can not be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $136.2 million, ($161.8) million and $40.9 million, respectively, for the six months ended June 30, 2010, and $174.6 million, ($208.4) million and $56.4 million, respectively, for the six months ended June 30, 2009.  Changes in all three categories between 2010 and 2009 are primarily related to property acquisitions and sales, repayments and issuances of debt obligations in 2009, and net proceeds received from the issuance of 8,625,000 of our common shares in 2010.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  Our unsecured revolving credit facility matures on August 22, 2010, and we are currently in negotiations with lenders regarding a new unsecured revolving credit facility prior to the maturity date of our existing facility.  If we do not enter a new facility by August 22, 2010, we intend to exercise our option to extend the maturity date of our existing facility for one year to August 22, 2011.  At June 30, 2010, zero was outstanding and $750.0 million was available under our revolving credit facility, and we had cash and cash equivalents of $33.4 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds of offerings of equity or debt securities to fund continuing operations and future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2010, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2010	$4,986	$—	$50,000	$54,986	8.6%
2011	260,557	168,219	—	428,776	4.6%
2012	32,607	—	150,680	183,287	7.0%
2013	6,981	—	190,980	197,961	6.5%
2014	19,163	—	244,655	263,818	5.7%
2015	14,920	—	436,000	450,920	6.0%
2016	61,239	—	400,000	461,239	6.2%
2017	6,521	—	250,000	256,521	6.2%
2018	6,976	—	250,000	256,976	6.6%
2019 and thereafter	212,154	—	125,000	337,154	6.5%
	$626,104	$168,219	$2,097,315	$2,891,638	6.1%

(1)      Total debt as of June 30, 2010, net of unamortized premiums and discounts, equals $2,879,274.

In August 2010, we repaid at maturity, all $30.0 million of our 8.875% senior notes due 2010.  We also prepaid at par, approximately $267.0 million of mortgage debt that was scheduled to mature in 2011 and 2029.  This mortgage debt was secured by 14 properties with an aggregate net book value of $400.9 million at June 30, 2010.  In connection with the prepayment of this mortgage debt, we expect to record a loss of approximately $1.2 million from the write off of unamortized premiums and deferred financing fees during the third quarter of 2010.  We funded these payments with borrowings under our revolving credit facility.

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

On June 14, 2010, our board of trustees approved a reverse stock split that resulted in a one for four combination of our common shares of beneficial interest, $0.01 par value per share, effective July 1, 2010.  The reverse stock split reduced the number of our issued and outstanding common shares from 258,385,241 to 64,596,310.  The number of our authorized common shares did not change.  As required, common share amounts presented for all periods have been restated to reflect the reverse stock split.  As a result of the reverse stock split, the conversion rate of our 15,180,000 outstanding series D cumulative convertible preferred shares, or series D preferred shares, automatically changed from 1.9231 common shares per series D preferred share to 0.480775 common share per series D preferred share (the equivalent of a change in conversion price from $13.00 per common share to $52.00 per common share).  Prior to the reverse stock split, we paid regular quarterly distributions of $0.12 per share per quarter ($0.48 per share per year).  After the reverse stock split, we expect to pay regular quarterly distributions of $0.50 per share per quarter ($2.00 per share per year).

During the six months ended June 30, 2010, we received cash distributions totaling $8.0 million from GOV.  At June 30, 2010, we owned 9,950,000, or 31.8%, of the common shares of beneficial interest of GOV with a carrying value of $161.6 million and a market value, based on quoted market prices, of $253.9 million ($25.52 per share).  In January 2010, GOV completed a public offering of 9,775,000 common shares, reducing our ownership percentage in GOV from 46.3% to 31.8%, and we recognized a gain of $16.4 million.

In June 2010, we entered agreements to sell 15 properties to GOV with approximately 1.9 million square feet for an aggregate sales price of $231.0 million, excluding closing costs.  In June 2010, we sold three of these properties with 306,374 square feet for $40.4 million, excluding closing costs, and in July 2010, we sold five of these properties with 441,284 square feet for $48.3 million, excluding closing costs.  The remaining seven properties with 1,124,206 square feet remain subject to sale agreements for $142.3 million, excluding closing costs.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.  The remaining sales are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will sell these properties.

During 2010, we acquired eight properties for aggregate purchase prices of $197.7 million, excluding closing costs, using cash on hand, borrowings under our revolving credit facility and proceeds from the sales of properties.  We also entered agreements to acquire 11 additional properties for aggregate purchase prices of $161.9 million, excluding closing costs.

In April 2010, we acquired an office property located in Denver, CO with 248,493 square feet.  This property is 100% leased to RE/MAX Realty as its corporate headquarters through April 2028.  The purchase price was $75.0 million, excluding closing costs.

In April 2010, we acquired an office property located in Colorado Springs, CO with 77,411 square feet.  The property is 100% leased to two tenants for a weighted (by rents) average lease term of approximately 4.7 years.  The purchase price was $10.8 million, excluding closing costs.

In June 2010, we acquired two office properties located in Ann Arbor, MI with 410,410 square feet.  These properties are 88% leased to 16 tenants for a weighted (by rents) average lease term of approximately 7.6 years.  The purchase price was $65.2 million, excluding closing costs.

In June 2010, we acquired two office properties located in Carson, CA with 212,000 square feet.  These properties are 100% leased to Northrop Grumman through 2016.  The purchase price was $27.9 million, excluding closing costs.

In July 2010, we acquired two office properties located in Stafford, VA with 117,949 square feet.  These properties are 90% leased to ten tenants for a weighted (by rents) average lease term of approximately 2.8 years.  The purchase price was $18.8 million, excluding closing costs.

In May 2010, we entered an agreement to acquire MacarthurCook Industrial Property Fund, an Australian listed property trust with units publicly traded on the Australian Securities Exchange under the symbol “MIF”.  MIF currently owns 10 industrial properties with approximately 1.4 million square feet which are approximately 90% leased to 16 tenants for a weighted (by rents) average lease term of approximately five years.  The MIF properties are located in five Australian states: New South Wales (3 properties), Victoria (2 properties), Western Australia (2 properties), Tasmania (2 properties) and Queensland (1 property).  Based on current exchange rates, the total consideration is estimated to be approximately $80.6 million, excluding closing costs, and closing is expected during the second half of 2010.  Our acquisition of MIF is conditioned upon approval of MIF’s unitholders and other customary conditions, including certain conditions applicable to cross border transactions such as various tax rulings; accordingly, these conditions may not be satisfied, the required approvals may not be obtained and this transaction may not close.

In July 2010, we entered a purchase and sale agreement to acquire one office property located in Milwaukee, WI with 432,092 square feet.  This property is 94% leased to 29 tenants for a weighted (by rents) average lease term of approximately 3.7 years.  The purchase price is $81.3 million, excluding closing costs.  We expect to acquire this property during the third quarter of 2010; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

During the three and six months ended June 30, 2010 and 2009, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tenant improvements	$7,950	$4,991	$15,162	$10,085
Leasing costs	3,909	992	8,273	3,859
Building improvements (1)	943	5,629	1,703	7,368
Development and redevelopment activities (2)	7,392	2,695	8,071	4,436

(1)     Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)     Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2010, are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the year	286	968	1,254
Total commitments for tenant improvements and leasing costs	$5,746	$6,778	$12,524
Leasing costs per square foot (whole dollars)	$20.09	$7.00	$9.99
Average lease term (years)	6.1	5.1	5.4
Leasing costs per square foot per year (whole dollars)	$3.29	$1.37	$1.85

(1)  Excludes properties classified in discontinued operations.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of June 30, 2010, other than the interest hedge associated with a $175.0 million mortgage loan.

Debt Covenants

Our principal debt obligations at June 30, 2010 were our unsecured revolving credit facility and our $2.3 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2010, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we had $620.1 million of mortgage notes outstanding at June 30, 2010.

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

Related Person Transactions

As discussed above, we own 9,950,000, or approximately 31.8% of the common shares of beneficial interest of GOV with a carrying value of $161.6 million and a market value based on quoted market prices, of $253.9 million ($25.52 per share) as of June 30, 2010.  GOV is a REIT which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate public entity.  Both we and GOV are managed by RMR and our Managing Trustees are also the Managing Trustees of GOV.

In June 2010, we entered agreements to sell 15 properties to GOV with approximately 1.9 million square feet for an aggregate sales price of $231.0 million, excluding closing costs.  In June 2010, we sold three of these properties with 306,374 square feet for $40.4 million, excluding closing costs, and in July 2010, we sold five of these properties with 441,284 square feet for $48.3 million, excluding closing costs.  The remaining seven properties with 1,124,206 square feet remain subject to sale agreements for $142.3 million, excluding closing costs.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.  The remaining sales are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will sell these properties.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as extended and amended in January 2010.  There have been no material changes in the terms of our agreements with RMR as described in our Annual Report.  During the three months ended June 30, 2010 and 2009, our fees to RMR under these agreements were $15.6 million and $15.5 million, respectively.  During the six month periods ended June 30, 2010 and June 30, 2009, these fees totaled $30.5 million and $32.8 million, respectively.

As of June 30, 2010, we have invested approximately $5.2 million in AIC, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own approximately 14.3% of AIC.  All of our trustees are also directors of AIC and RMR provides certain management services to AIC.  During the three and six months ended June 30, 2010, we recognized a loss of approximately $24,000 and $52,000, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $5.3 million.  We are currently investigating the possibilities to expand our insurance relationships with AIC.

For more information about our related person transactions, including our dealings with GOV, RMR, AIC and our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see the notes to our consolidated financial statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report, and our other filings made with the SEC and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K dated January 27, 2010, and our Current Report on Form 8-K filed with the SEC on June 18, 2010.

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

At June 30, 2010, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity

Unsecured senior notes:

$30.0 million	8.875%	2010	(1)
$20.0 million	8.625%	2010
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019

No principal repayments are due under our unsecured senior notes until maturity.

Secured notes:

$228.2 million	6.814%		2011	(2)
$29.7 million	7.435%		2011
$23.7 million	8.050%		2012
$4.9 million	6.000%		2012
$13.1 million	4.950%		2014
$8.9 million	5.990%		2015
$8.3 million	5.760%		2016
$41.6 million	6.030%		2016
$12.4 million	7.360%		2016
$175.0 million	2.985	%(3)	2019
$4.4 million	6.750%		2022
$14.8 million	6.140%		2023
$8.5 million	5.710%		2026
$13.6 million	6.060%		2027
$38.9 million	6.794%		2029	(2)

(1)       This loan was repaid at maturity in August 2010.

(2)       These loans were prepaid at par in August 2010.

(3)       Interest on this loan is payable at a spread over LIBOR but has been fixed through December 1, 2016 by an interest rate hedge which sets the rate at approximately 5.66%.  The coupon rate represents the floating interest rate at June 30, 2010.

As of June 30, 2010, our secured notes are secured by 29 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.  We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which requires interest at a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 6.1% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2010.  The total notional amounts of our receive-variable/pay-fixed interest rate swaps designated as hedging instruments was $175.0 million.  As of June 30, 2010, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive loss in our consolidated balance sheets totaled ($8,268).

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at June 30, 2010, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $17.4 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at June 30, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $60 million.

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

Although we have no present plans to do so, we may in the future enter other hedge arrangements to mitigate our exposure to changes in interest rates.

At June 30, 2010, zero was outstanding and $750.0 million was available for drawing under our unsecured revolving credit facility and $168.2 million of our floating rate senior unsecured notes were outstanding.  Our floating rate senior unsecured notes mature in March 2011.  Our unsecured revolving credit facility matures on August 22, 2010, and we are currently in negotiations with lenders regarding a new unsecured revolving credit facility prior to the maturity date of our existing facility.  If we do not enter a new facility by August 22, 2010, we intend to exercise our option to extend the maturity date of our existing facility for one year to August 22, 2011.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior unsecured notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior unsecured notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior unsecured notes was 0.9% during the six months ended June 30, 2010.  In addition, upon a refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At June 30, 2010	0.9%	$168,219	$1,514
10% reduction	0.8%	$168,219	$1,346
10% increase	1.0%	$168,219	$1,682

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Investment Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Investment Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS, AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER, AND OUR ABILITY TO RENEW OR REFINANCE, OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, RMR AND THEIR AFFILIATES,

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

•                  OUR AGREEMENTS TO ACQUIRE AND SELL PROPERTIES ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS, AND THESE TERMS AND CONDITIONS MAY NOT BE MET.  AS A RESULT, SOME OR ALL OF THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED,

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

•                  THE DISTRIBUTIONS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES, AND

•                  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN PART II OF THIS REPORT AND IN OUR ANNUAL REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING COMMONWEALTH REIT, DATED JULY 1, 1994, AS AMENDED AND SUPPLEMENTED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF COMMONWEALTH REIT SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, COMMONWEALTH REIT.  ALL PERSONS DEALING WITH COMMONWEALTH REIT IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF COMMONWEALTH REIT FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.   Other Information

Item 1.    Legal Proceedings

On August 14, 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United States Constitution.  In May 2010, the U.S. District Court in Hawaii ruled that the law intended to limit the rents we may charge violates the U.S. Constitution and is unenforceable.  The State of Hawaii has appealed this ruling.

Item 1A. Risk Factors

The risk factors previously disclosed in Part I, “Risk Factors” in our Annual Report are revised in part below to address an insurance arrangement we recently entered and other insurance related matters.  Otherwise, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, “Risk Factors” in our Annual Report.

We may experience losses from our business dealings with Affiliates Insurance Company.

We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all our property insurance in a program designed by AIC and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance.  Our principal reasons for investing in AIC and in purchasing insurance in these programs is to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us and/or by participating in the profits which we may realize as an owner of AIC.  These beneficial financial results may not occur.  AIC’s business involves the risks typical of a start up business as well as the risks specific to insurance businesses.  For example, if risks insured by AIC occur, AIC may incur losses; and these risks of insurance underwriting losses may be especially likely to occur in AIC’s early years of operation.  Also, because the insurance amounts we and other shareholders and customers of AIC may require are large, AIC will generally design insurance programs which require participation by other, third party insurers as well as re-insurance by other insurers of certain risks underwritten by AIC.  Such third party participation in these insurance programs is expected to be available only on market clearing terms which may limit the profits which AIC can achieve and the insurance cost savings we may realize.  Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved and we may experience losses from these dealings.

Item 6.    Exhibits

3.1                                 Articles of Amendment, dated June 30, 2010. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2010, File No. 001-09317)

3.2                                 Articles of Amendment, dated June 30, 2010. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2010, File No. 001-09317)

3.3                                 Composite Copy of Third Amendment and Restatement of Declaration of Trust, dated July 1, 1994, as amended. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K/A, filed with the SEC on July 21, 2010, File No. 001-09317)

3.4                                 Composite Copy of Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2010, File No. 001-09317)

10.1                           Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 711 S. 14 th Avenue, Safford, AZ).  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.2                           Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 400 State Avenue, Kansas City, KS).  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.3                           Purchase and Sale Agreement, dated June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at One Montvale Avenue, Stoneham, MA).  (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.4                           Purchase and Sale Agreement, dated June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 330 South Second Avenue, Minneapolis, MN).  (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.5                           Purchase and Sale Agreement, dated June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 4181 Ruffin Road, San Diego, CA).  (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.6                           Purchase and Sale Agreement, dated June 14, 2010, between Hub Properties Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 101 Executive Center Drive, Columbia, SC).  (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.7                           Purchase and Sale Agreement, dated June 14, 2010, between Hub Properties Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 111 Executive Center Drive, Columbia, SC).  (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.8                           Purchase and Sale Agreement, dated June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 55 North Robinson Avenue, Oklahoma City, OK).  (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.9                           Purchase and Sale Agreement, dated as of June 14, 2010, between HH Hub Properties LLC, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at One Memphis Place, 200 Jefferson Avenue, Memphis, TN).  (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.10                     Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 3285 Hemisphere Loop, Tucson, AZ).  (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.11                     Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 625 Indiana Avenue NW, Washington, DC).  (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.12                     Purchase and Sale Agreement, dated as of June 14, 2010, between Causeway Holdings, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 251 Causeway Street, Boston, MA).  (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.13                     Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 435 Montano Road NE, Albuquerque, NM).  (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.14                     Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 220 E. Bryan Street, Savannah, GA).  (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

10.15                     Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty College Park I, LLC, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 4700 River Road, Riverdale, MD).  (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2010, File No. 001-09317)

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

31.2         Rule 13a-14(a) Certification. (filed herewith)

31.3         Rule 13a-14(a) Certification. (filed herewith)

31.4         Rule 13a-14(a) Certification. (filed herewith)

32.1                           Section 1350 Certification. (furnished herewith)

101.1                     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Investment Officer
Dated: August 4, 2010

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 4, 2010