Form 10-Q
period 2010-09-30
CommonWealth REIT
filed 2010-11-03
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 1, 2010: 72,138,686

COMMONWEALTH REIT

FORM 10-Q

September 30, 2010

References in this Form 10-Q to “we”, “us” and “our” refers to CommonWealth REIT and its consolidated subsidiaries, unless otherwise noted.  All share amounts in this Form 10-Q give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

PART I          Financial Information

Item 1.  Financial Statements

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$1,238,611	$1,237,808
Buildings and improvements	5,150,677	5,085,873
	6,389,288	6,323,681
Accumulated depreciation	(911,211)	(884,421)
	5,478,077	5,439,260
Properties held for sale	8,297	8,263
Acquired real estate leases, net	179,357	166,453
Equity investments	173,721	158,822
Cash and cash equivalents	174,723	18,204
Restricted cash	7,075	11,662
Rents receivable, net of allowance for doubtful accounts of $12,415 and $10,945, respectively	198,899	194,358
Other assets, net	153,626	124,299
Total assets	$6,373,775	$6,121,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$110,000
Senior unsecured debt, net	2,474,116	2,258,466
Mortgage notes payable, net	352,575	624,184
Other liabilities related to properties held for sale	11	14
Accounts payable and accrued expenses	108,792	103,608
Acquired real estate lease obligations, net	43,513	47,348
Distributions payable	—	26,863
Rent collected in advance	32,418	30,366
Security deposits	22,903	23,097
Due to affiliates	25,602	8,309
Total liabilities	3,059,930	3,232,255

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; 7,000,000 shares issued and outstanding, aggregate liquidation preference $175,000	169,079	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 72,138,686 and 55,965,061 shares issued and outstanding, respectively	721	560
Additional paid in capital	3,354,771	2,925,845
Cumulative net income	2,350,033	2,236,928
Cumulative common distributions	(2,639,887)	(2,576,582)
Cumulative preferred distributions	(420,597)	(382,596)
Cumulative other comprehensive (loss) income	(13,560)	2,547
Total shareholders’ equity	3,313,845	2,889,066
Total liabilities and shareholders’ equity	$6,373,775	$6,121,321

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Rental income	$218,035	$206,032	$644,725	$634,577

Expenses:
Operating expenses	93,722	87,881	271,664	265,486
Depreciation and amortization	48,520	48,042	147,869	145,787
General and administrative	10,658	9,607	30,888	28,844
Acquisition related costs	1,559	1,539	2,972	2,287
Total expenses	154,459	147,069	453,393	442,404
Operating income	63,576	58,963	191,332	192,173

Interest and other income	572	331	2,137	839
Interest expense (including amortization of debt discounts, premiums and deferred financing fees of $1,839, $1,574, $5,644 and $5,102, respectively)	(44,743)	(41,786)	(137,506)	(129,912)
Loss on asset impairment	—	—	(21,491)	—
(Loss) gain on early extinguishment of debt	(1,044)	—	(1,044)	20,686
Equity in earnings of equity investments	1,999	2,957	6,643	3,818
Gain on issuance of shares by equity investee	18,390	—	34,808	—
Gain on sale of properties	22,832	—	34,336	—
Income from continuing operations before income tax expense	61,582	20,465	109,215	87,604
Income tax benefit (expense)	34	(176)	(329)	(518)
Income from continuing operations	61,616	20,289	108,886	87,086
Discontinued operations:
(Loss) income from discontinued operations	(374)	1,804	(349)	8,684
Gain on sale of properties	4,568	50,106	4,568	79,157
Net income	65,810	72,199	113,105	174,927
Preferred distributions	(12,667)	(12,667)	(38,001)	(38,001)
Net income available for common shareholders	$53,143	$59,532	$75,104	$136,926

Weighted average common shares outstanding — basic	65,173	55,932	62,198	56,085

Weighted average common shares outstanding — diluted	72,471	63,230	69,496	63,383

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.75	$0.14	$1.14	$0.88
Income from discontinued operations	$0.06	$0.93	$0.07	$1.57
Net income available for common shareholders	$0.82	$1.06	$1.21	$2.44

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$113,105	$174,927
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	117,575	116,412
Amortization of debt discounts, premiums and deferred financing fees	5,644	5,102
Amortization of acquired real estate leases	23,420	26,584
Other amortization	12,216	11,241
Loss on asset impairment	21,491	—
Loss (gain) on early extinguishment of debt	1,044	(20,686)
Equity in earnings of equity investments	(6,643)	(3,818)
Gain on issuance of shares by equity investee	(34,808)	—
Distributions of earnings from equity investments	6,660	—
Gain on sale of properties	(38,904)	(79,157)
Change in assets and liabilities:
Decrease (increase) in restricted cash	5,808	(801)
Increase in rents receivable and other assets	(36,581)	(20,525)
(Decrease) increase in accounts payable and accrued expenses	(10,951)	169
Increase in rent collected in advance	2,049	2,031
(Decrease) increase in security deposits	(59)	3,469
Increase in due to affiliates	17,293	18,644
Cash provided by operating activities	198,359	233,592

Cash flows from investing activities:
Real estate acquisitions and improvements	(406,983)	(470,564)
Proceeds from investment in marketable pass through certificates	8,000	—
Investment in marketable pass through certificates	—	(6,760)
Proceeds from sale of properties, net	230,911	212,057
Distributions in excess of earnings from equity investments	5,379	—
Investment in Affiliates Insurance Company	(75)	(5,109)
Increase in restricted cash	(1,221)	—
Cash used in investing activities	(163,989)	(270,376)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	430,778	—
Repurchase and retirement of common shares	—	(14,486)
Repurchase and retirement of outstanding debt securities	—	(88,251)
Proceeds from borrowings	1,148,632	605,000
Payments on borrowings	(1,317,027)	(321,728)
Deferred financing fees	(9,565)	(7,026)
Distributions to common shareholders	(90,168)	(81,015)
Distributions to preferred shareholders	(38,001)	(38,001)
Purchase of noncontrolling equity interest	(2,500)	—
Cash provided by financing activities	122,149	54,493

Increase in cash and cash equivalents	156,519	17,709
Cash and cash equivalents at beginning of period	18,204	15,518
Cash and cash equivalents at end of period	$174,723	$33,227

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental cash flow information:
Interest paid	$142,311	$136,728

Non-cash investing activities:
Real estate acquisitions	$—	$(9)
Investment in real estate mortgage receivable	(8,288)	—
Net assets transferred to Government Properties Income Trust	—	395,317

Non-cash financing activities:
Issuance of common shares	$896	$628
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	—	(243,199)

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

The adoption of this update does not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Securities Held to Maturity

Until August 2, 2010, we held $8,000 of marketable commercial mortgage pass through certificates, or certificates, which were backed by our mortgage notes payable due January 2011 that were purchased in 2009 for $6,760. We classified these certificates as investments held to maturity rather than available for sale or trading because we had the intent and ability to hold these certificates until maturity.  We followed the amortized cost method of accounting for these certificates.  Under this method, we amortized the difference between the face value of the certificates and their purchase price to income using the interest method over the expected remaining term of the certificates.  As of December 31, 2009, these certificates had a carrying value of $7,267 and were included in other assets in our consolidated balance sheet.  As of December 31, 2009, these certificates had an estimated fair market value of $7,443.  On August 2, 2010, we prepaid the underlying mortgage notes payable, received $8,000 from our investment in these certificates and recorded a gain of $376 from the recognition of unamortized interest income.  This gain is included in interest and other income in our condensed consolidated statements of income.

Note 4.  Real Estate Properties

Since January 1, 2010, we acquired 32 properties for aggregate purchase prices of $552,625, excluding closing costs; we have also sold 16 properties for aggregate sales prices of $240,750, excluding closing costs.

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

In June 2010, we acquired two office properties located in Ann Arbor, MI with a combined 410,410 square feet.  The aggregate purchase price was $65,200, excluding closing costs.  We allocated $6,760 to land, $46,988 to buildings and improvements, $11,875 to acquired real estate leases and $423 to acquired real estate lease obligations.

In June 2010, we acquired two office properties located in Carson, CA with a combined 212,000 square feet.  The aggregate purchase price was $27,925, excluding closing costs.  We allocated $7,460 to land, $18,033 to buildings and improvements, $3,415 to acquired real estate leases and $983 to acquired real estate lease obligations.

In July 2010, we acquired two office properties located in Stafford, VA with a combined 117,949 square feet.  The aggregate purchase price was $18,750, excluding closing costs.  We allocated $1,929 to land, $15,656 to buildings and improvements, $1,182 to acquired real estate leases and $17 to acquired real estate lease obligations.

In August 2010, we acquired one office property located in Milwaukee, WI with 432,092 square feet.  The purchase price was $80,200, excluding closing costs.  We allocated $3,150 to land, $70,124 to buildings and improvements, $7,795 to acquired real estate leases and $869 to acquired real estate lease obligations.

In August 2010, we acquired seven properties located in Monterey, CA, consisting of approximately 1,155 acres of triple net leased agricultural land and related fixtures and improvements.  The aggregate purchase price was $28,000, excluding closing costs.  We allocated $9,657 to land and $18,343 to fixtures and improvements based on currently available information.  These preliminary allocations are subject to change pending an evaluation by an independent real estate appraisal firm that is expected to be finalized during the fourth quarter of 2010.

In September 2010, we acquired one office property located in Greensboro, NC with 323,773 square feet.  The purchase price was $44,650, excluding closing costs.  We allocated $2,070 to land, $37,073 to buildings and improvements, $5,663 to acquired real estate leases and $156 to acquired real estate lease obligations.

In October 2010, we acquired MacarthurCook Industrial Property Fund, an Australian property trust that owns 10 industrial properties with approximately 1,400,000 square feet.  The purchase price for these properties was approximately $83,200, excluding acquired positive working capital and closing costs.

In October 2010, we acquired three office properties located in Carson, CA with a combined 190,000 square feet.  The aggregate purchase price was $22,650, excluding closing costs.

In October 2010, we acquired a two tower office property located in Chicago, IL with 631,445 square feet.  The purchase price was $96,250, excluding closing costs.

In October 2010, we entered a purchase and sale agreement to acquire seven office properties located in Birmingham, AL with a combined 904,109 square feet.  We expect to acquire these properties during the fourth quarter of 2010; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In June 2010, we entered agreements to sell 15 properties to our former subsidiary, Government Properties Income Trust, or GOV, that contain approximately 1,900,000 square feet for an aggregate sales price of $231,000, excluding closing costs.  All 15 of these properties have been sold as of September 30, 2010, and we recognized total gains of $34,336, exclusive of deferred gains of $14,588 attributable to our ownership interest in GOV.  In addition, the net book value for four of these properties exceeded their allocated sales prices, and we recorded impairment charges of $21,491 during the second quarter of 2010.

In September 2010, we sold an office property located in Irondequoit (Rochester), NY with approximately 310,000 square feet for $9,750, excluding closing costs.  In connection with this sale, we provided mortgage financing to the buyer, a not for profit hospital entity, totaling $8,288 at 4.75% per annum and recognized a gain on sale of $4,568 during the three months ended September 30, 2010.

During the nine months ended September 30, 2010, we funded $43,599 of improvements to our owned properties.

As of September 30, 2010 and December 31, 2009, we had one office property located in Los Angeles, CA with approximately 79,000 square feet classified as held for sale in our consolidated balance sheets.  This property was under contract for sale since June 2008; however, the purchase contract expired and we recognized the $750 nonrefundable deposit previously paid by the buyer in other income when the buyer was unable to meet its obligation to close on January 26, 2010.  We continue to actively market this property for sale.

We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income, except for properties sold to GOV.  Properties sold to GOV are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary.  Summarized balance sheet information for all properties classified as held for sale and income statement information for properties sold or held for sale, except for properties sold to GOV, is as follows:

Balance Sheets:

	September 30, 2010	December 31, 2009
Real estate property, net	$8,195	$8,192
Other assets, net	102	71
Properties held for sale	$8,297	$8,263

Rent collected in advance	$11	$14
Other liabilities related to properties held for sale	$11	$14

Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$23	$2,586	$1,070	$13,299
Operating expenses	(313)	(562)	(1,170)	(3,735)
Depreciation and amortization	(42)	(123)	(131)	(372)
General and administrative	(42)	(97)	(118)	(508)
(Loss) income from discontinued operations	$(374)	$1,804	$(349)	$8,684

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 5.  Equity Investments

At September 30, 2010 and December 31, 2009, we had the following equity investments in GOV and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)		Equity in Earnings (Loss)
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
GOV	24.6%	46.3%	$168,663	$153,822	$1,964	$2,980	$6,660	$3,950
AIC	14.3	14.3	5,058	5,000	35	(23)	(17)	(132)
			$173,721	$158,822	$1,999	$2,957	$6,643	$3,818

At September 30, 2010, we owned 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $168,663 and a market value, based on quoted market prices, of $265,665 ($26.70 per share).  GOV is a real estate investment trust, or REIT, which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or IPO, in June 2009 when it became a separate public entity.  In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199,300.  As a result of this transaction, our ownership percentage in GOV was reduced from 46.3% prior to this transaction to 31.8% after this transaction, and we recognized a gain of $16,418.  In August 2010, GOV issued an additional 9,200,000 common shares in a public offering for $25.00 per common share, raising net proceeds of approximately $219,900.  As a result of this transaction, our ownership percentage in GOV was reduced from 31.8% prior to this transaction to 24.6% after this transaction, and we recognized a gain of $18,390.

In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including the 15 properties we sold to GOV during 2010.  The sales for these 15 properties were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.

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

During the nine months ended September 30, 2010, we received cash distributions totaling $12,039 from GOV.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following summarized financial data of GOV, as reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 includes results of operations prior to June 8, 2009 (the date GOV became a separate public company) which are included in our consolidated results of operations when GOV was our wholly owned subsidiary.  References in our financial statements to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 for GOV are included as textual references only, and the information in GOV’s Quarterly Report for the quarterly period ended September 30, 2010 is not incorporated by reference into our financial statements.

	September 30, 2010	December 31, 2009
Real estate properties, net	$793,380	$463,730
Acquired real estate leases, net	55,129	15,310
Cash and cash equivalents	2,314	1,478
Restricted cash	860	—
Rents receivable, net	21,052	13,544
Other assets, net	25,846	20,751
Total assets	$898,581	$514,813

Mortgage notes payable	$35,760	$—
Revolving credit facility	63,000	144,375
Acquired real estate lease obligations, net	11,419	3,566
Other liabilities	20,934	14,822
Shareholders’ equity	767,468	352,050
Total liabilities and shareholders’ equity	$898,581	$514,813

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$30,746	$19,656	$80,040	$58,304
Operating expenses	(11,275)	(6,719)	(27,537)	(19,693)
Depreciation and amortization	(6,321)	(3,828)	(16,602)	(11,189)
Acquisition related costs	(2,687)	(207)	(4,542)	(207)
General and administrative	(1,833)	(1,216)	(4,909)	(2,829)
Operating income	8,630	7,686	26,450	24,386

Interest and other income	12	1	80	45
Interest expense	(1,973)	(1,472)	(5,182)	(3,832)
Equity in earnings (losses) of investee	35	—	(17)	—
Income before income tax expense	6,704	6,215	21,331	20,599
Income tax expense	(35)	(30)	(77)	(30)
Net income	$6,669	$6,185	$21,254	$20,569

Weighted average common shares outstanding	36,369	21,455	32,265	12,852

Net income per common share	$0.18	$0.29	$0.66	$1.60

As of September 30, 2010, we have invested $5,208 in AIC, an insurance company organized by Reit Management & Research LLC, or RMR, and companies to which RMR provides management services.  All of our trustees serve on the board of directors of AIC.  At September 30, 2010, we owned approximately 14.3% of the common shares of AIC, with a carrying value of $5,058.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for the insurance industry generally.

In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $5,328.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

Note 6.  Real Estate Mortgage Receivable

We provided mortgage financing for $8,288 at 4.75% per annum in connection with an office property sold in September 2010.  This real estate mortgage requires monthly principal and interest payments and matures on September 30, 2020.  As of September 30, 2010, this mortgage had a carrying value of $8,288 and was included in other assets in our condensed consolidated balance sheet.

Note 7.  Indebtedness

In August 2010, we entered a new $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The new facility replaces our previous $750,000 unsecured revolving credit facility, which had a maturity date of August 22, 2010.  The maturity date of the new facility is August 8, 2013 and includes an option for us to extend the facility for one year to August 8, 2014.  The new facility also includes a feature under which the maximum borrowing may be increased to up to $1,500,000 in certain circumstances.  Interest paid under the new facility is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings.  The interest rate on our revolving credit facilities averaged 1.5% and 1.0% per annum for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, we had zero outstanding and $750,000 available under our new revolving credit facility.

In August 2010, we repaid at maturity all $30,000 of our 8.875% senior notes due in 2010.  We also prepaid at par $266,674 of mortgage debt that was scheduled to mature in 2011 and 2029.  In connection with the prepayment of this mortgage debt, we recorded a loss on early extinguishment of debt of $1,044 from the write off of unamortized discounts and deferred financing fees during the third quarter of 2010.  We funded these payments with borrowings under our revolving credit facility.

In September 2010, we issued $250,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $242,483.  These notes bear interest at 5.875% per annum, require semi-annual interest payments and mature in September 2020.  Net proceeds from these notes were used to repay amounts then outstanding under our revolving credit facility.

Our public debt indentures and credit facility agreement contain a number of financial and other covenants, including a credit facility covenant which restricts our ability to make distributions under certain circumstances.  At September 30, 2010, we believe that we are in compliance with these financial and other covenants.

At September 30, 2010, 15 of our properties costing $598,225 with an aggregate net book value of $493,032 were secured by $352,575 of mortgage debt maturing between 2011 and 2027.

In October 2010, we repaid at maturity, all $20,000 of our 8.625% senior notes due in 2010 using cash on hand.

Note 8.  Shareholders’ Equity

During the nine months ended September 30, 2010, we issued 16,125,000 common shares in two public offerings, raising net proceeds of $430,778.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Other comprehensive income includes unrealized gains or losses on the fair value of our interest rate swap agreements and other investments.  Our interest rate swap agreements qualify as cash flow hedges and convert the floating interest rate on a $175,000 mortgage note payable to a fixed interest rate.  The following is a reconciliation of net income to total comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive income:
Net income	$65,810	$72,199	$113,105	$174,927
Unrealized loss on derivative instrument	(5,150)	—	(15,965)	—
Unrealized loss on investment in available for sale securities	(141)	—	(141)	—
Total comprehensive income	$60,519	$72,199	$96,999	$174,927

On April 14, 2010, we issued 1,250 common shares, valued at $32.44 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five trustees as part of their annual compensation.  On September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 42,375 common shares of beneficial interest, par value $0.01 per share, valued at $27.30 per share, the closing price of our common shares on the NYSE, on that day, to our officers and certain employees of our manager, RMR.

On June 14, 2010, our board of trustees approved a reverse stock split that resulted in a one for four combination of our common shares of beneficial interest, $0.01 par value per share, effective July 1, 2010.  The reverse stock split reduced the number of our issued and outstanding common shares from 258,385,241 to 64,596,311.  The number of our authorized common shares did not change.  As required, common share amounts presented for all periods have been restated to reflect the reverse stock split.  As a result of the reverse stock split, the conversion rate of our 15,180,000 outstanding series D cumulative convertible preferred shares, or series D preferred shares, automatically changed from 1.9231 common shares per series D preferred share to 0.480775 common share per series D preferred share (the equivalent of a change in conversion price from $13.00 per common share to $52.00 per common share).

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at September 30, 2010, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Properties held for sale (1)	$8,195	$—	$8,195	$—
Effective portion of interest rate contracts (2)	$(13,418)	$—	$(13,418)	$—
Investment in available for sale securities (3)	$407	$407	$—	$—

(1)   Properties held for sale are reported at the lower of carrying value or fair value less costs to sell and consists of one property that we expect to sell within one year.  We used our estimate of fair value less estimated closing costs to determine the fair value of this property (level 2 inputs).

(2)   The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(3)   The fair value of our investment in available for sale securities is based on quoted prices at September 30, 2010 in active markets (level 1 inputs) and is included in other assets in our condensed consolidated balance sheet.

We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by using our derivative instruments is interest rate risk.  We enter into interest rate swaps to manage interest rate risk associated with our floating rate borrowings.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $5,150 and $15,965 during the three and nine months ended September 30, 2010, respectively, based primarily on changes in market interest rates.  As of September 30, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income (loss) in our consolidated balance sheet totaled ($13,418).  As of December 31, 2009, the fair value of these derivative instruments included in other assets and cumulative other comprehensive income (loss) in our consolidated balance sheet totaled $2,547.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, real estate mortgage receivable, marketable pass through certificates, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and amounts due to affiliates.  At September 30, 2010 and December 31, 2009, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$168,663	$265,665	$153,822	$228,651
Marketable pass through certificates	$—	$—	$7,267	$7,443
Senior notes and mortgage notes payable	$2,483,472	$2,640,614	$2,539,431	$2,547,036

At September 30, 2010 and December 31, 2009, the fair values of our equity investment in GOV are based on quoted market prices of $26.70 and $22.98, respectively.  At December 31, 2009, the fair values of our marketable pass through certificates are based on quoted market prices of $93.04.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, none of our tenants are responsible for more than 2% of our total rents.

Note 10.  Earnings Per Common Share

The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

Note 11.  Segment Information

As of September 30, 2010, we owned 285 suburban office properties, 41 central business district, or CBD, office properties and 193 industrial & other properties, excluding one property classified as held for sale and included in discontinued operations.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. suburban office, CBD office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, revenues or property net operating income, or NOI, which we define as rental income less property level operating expenses.  Prior periods have been restated to reflect one office property reclassified from discontinued operations during the fourth quarter of 2009 and one office property reclassified from continuing operations during the third quarter of 2010.  Property level information as of and for the three and nine months ended September 30, 2010 and 2009, excluding discontinued operations, is as follows:

	As of September 30, 2010				As of September 30, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	700	4,592	—	5,292	701	4,584	—	5,285
Oahu, HI	—	—	17,914	17,914	—	—	17,914	17,914
Metro Denver, CO	788	672	553	2,013	539	670	548	1,757
Metro Washington, DC	1,067	428	—	1,495	1,287	582	—	1,869
Metro Boston, MA	2,003	390	—	2,393	2,101	523	—	2,624
Other markets	17,603	6,755	13,041	37,399	16,869	6,756	12,696	36,321
Totals	22,161	12,837	31,508	66,506	21,497	13,115	31,158	65,770

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$2,828	$27,920	$—	$30,748	$2,733	$28,753	$—	$31,486
Oahu, HI	—	—	18,114	18,114	—	—	18,872	18,872
Metro Denver, CO	3,778	5,238	2,124	11,140	1,333	5,271	1,948	8,552
Metro Washington, DC	7,471	4,284	—	11,755	7,505	3,801	—	11,306
Metro Boston, MA	7,087	4,797	—	11,884	7,313	5,401	—	12,714
Other markets	74,032	41,081	19,281	134,394	67,920	37,855	17,327	123,102
Totals	$95,196	$83,320	$39,519	$218,035	$86,804	$81,081	$38,147	$206,032

Property net operating income:
Metro Philadelphia, PA	$1,191	$14,112	$—	$15,303	$1,123	$15,336	$—	$16,459
Oahu, HI	—	—	13,542	13,542	—	—	13,729	13,729
Metro Denver, CO	2,773	3,409	1,201	7,383	638	3,544	1,141	5,323
Metro Washington, DC	4,372	2,747	—	7,119	4,711	2,231	—	6,942
Metro Boston, MA	4,384	1,691	—	6,075	4,404	2,496	—	6,900
Other markets	40,331	21,089	13,471	74,891	37,559	19,765	11,474	68,798
Totals	$53,051	$43,048	$28,214	$124,313	$48,435	$43,372	$26,344	$118,151

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$8,336	$84,165	$—	$92,501	$8,045	$84,660	$—	$92,705
Oahu, HI	—	—	54,457	54,457	—	—	54,622	54,622
Metro Denver, CO	8,999	15,715	6,233	30,947	7,026	5,594	5,932	18,552
Metro Washington, DC	22,371	14,655	—	37,026	27,866	18,077	—	45,943
Metro Boston, MA	21,425	14,943	—	36,368	22,148	16,407	—	38,555
Other markets	214,954	121,607	56,865	393,426	221,757	110,442	52,001	384,200
Totals	$276,085	$251,085	$117,555	$644,725	$286,842	$235,180	$112,555	$634,577

Property net operating income:
Metro Philadelphia, PA	$3,359	$43,066	$—	$46,425	$3,384	$44,379	$—	$47,763
Oahu, HI	—	—	40,569	40,569	—	—	41,598	41,598
Metro Denver, CO	6,399	10,526	3,592	20,517	4,206	3,733	3,505	11,444
Metro Washington, DC	13,028	9,803	—	22,831	17,645	10,883	—	28,528
Metro Boston, MA	13,268	6,872	—	20,140	13,210	8,111	—	21,321
Other markets	119,437	63,300	39,842	222,579	125,885	58,055	34,497	218,437
Totals	$155,491	$133,567	$84,003	$373,061	$164,330	$125,161	$79,600	$369,091

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and nine months ended September 30, 2010 and 2009, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$218,035	$206,032	$644,725	$634,577
Operating expenses	(93,722)	(87,881)	(271,664)	(265,486)
Property net operating income (NOI)	$124,313	$118,151	$373,061	$369,091

Property NOI	$124,313	$118,151	$373,061	$369,091
Depreciation and amortization	(48,520)	(48,042)	(147,869)	(145,787)
General and administrative	(10,658)	(9,607)	(30,888)	(28,844)
Acquisition related costs	(1,559)	(1,539)	(2,972)	(2,287)
Operating income	63,576	58,963	191,332	192,173

Interest and other income	572	331	2,137	839
Interest expense	(44,743)	(41,786)	(137,506)	(129,912)
Loss on asset impairment	—	—	(21,491)	—
(Loss) gain on early extinguishment of debt	(1,044)	—	(1,044)	20,686
Equity in earnings of equity investments	1,999	2,957	6,643	3,818
Gain on issuance of shares by equity investee	18,390	—	34,808	—
Gain on sale of properties	22,832	—	34,336	—
Income from continuing operations before income tax expense	61,582	20,465	109,215	87,604
Income tax benefit (expense)	34	(176)	(329)	(518)
Income from continuing operations	61,616	20,289	108,886	87,086
(Loss) income from discontinued operations	(374)	1,804	(349)	8,684
Gain on sale of properties from discontinued operations	4,568	50,106	4,568	79,157
Net income	$65,810	$72,199	$113,105	$174,927

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Related Person Transactions

As discussed in Note 5, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $168,663 and a market value, based on quoted market prices, of $265,665 ($26.70 per share) as of September 30, 2010.  GOV is a REIT which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate publicly owned entity.  We and GOV are both managed by RMR and both our Managing Trustees are also Managing Trustees of GOV.

In June 2010, we entered agreements to sell 15 properties to GOV that contain approximately 1,900,000 square feet.  We sold all 15 of these properties for an aggregate sales price of $231,000, excluding closing costs.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and GOV’s boards of trustees composed solely of Independent Trustees who are not also trustees of the other party.

In connection with our business management agreement with RMR, we recognized expenses of $8,881 and $8,322 for the three months ended September 30, 2010 and 2009, respectively, and $26,053 and $25,266 for the nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses and income (loss) from discontinued operations in our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we recognized property and construction management fees of $6,592 and $6,321 for the three months ended September 30, 2010 and 2009, respectively, and $19,878 and $22,129 for the nine months ended September 30, 2010 and 2009, respectively.  The property and construction management fees are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

As of September 30, 2010, we have invested $5,208 in AIC with RMR and other companies to which RMR provides management services.  All of our trustees serve on the board of directors of AIC.  At September 30, 2010, we owned approximately 14.3% of AIC.  Also, RMR provides certain management services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  This investment is carried on our condensed consolidated balance sheets in equity investments and had a carrying value of $5,058 and $5,000 as of September 30, 2010 and December 31, 2009, respectively.  During the three and nine months ended September 30, 2010, we invested an additional $31 and $75, respectively, in AIC.  During the three and nine months ended September 30, 2010, we recognized earnings and (losses) of $35 and ($17), respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $5,328.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

For more information about our related person transactions, including our dealings with GOV, RMR, AIC and our Managing Trustees and their affiliates, and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or the SEC, and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K dated January 27, 2010 and our Current Report on Form 8-K filed with the SEC on June 18, 2010.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Subsequent Events

In October 2010, we redeemed the remaining 7,000,000 shares of our 8 ¾% series B preferred shares for $25.00 per share plus accrued and unpaid distributions, using borrowings under our revolving credit facility.

In October 2010, we declared a distribution of $0.50 per common share, or approximately $36,100, to be paid on or about November 22, 2010 to shareholders of record on October 22, 2010.  Prior to the July 1, 2010 one for four reverse stock split, regular quarterly distributions were $0.12 per share per quarter ($0.48 per share per year).  We also have announced a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063 per share, or $6,167, which we expect to pay on or about November 15, 2010 to our preferred shareholders of record as of November 1, 2010.  Other subsequent events have been disclosed within other notes to this Quarterly Report on Form 10-Q.

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

Property Operations

As of September 30, 2010, 86.4% of our total square feet was leased, compared to 88.2% leased as of September 30, 2009.  These results reflect a 2.6 percentage point decrease in occupancy at properties we owned continuously since January 1, 2009.  Occupancy data for 2010 and 2009 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
			For the Nine Months
	As of September 30,		Ended September 30,
	2010	2009	2010	2009
Total properties	519	515	491	491
Total square feet	66,506	65,770	61,455	61,455
Percent leased (3)	86.4%	88.2%	85.6%	88.2%

(1)	Excludes properties classified in discontinued operations as of September 30, 2010.
(2)	Based on properties owned continuously since January 1, 2009, and excludes properties sold or classified in discontinued operations as of September 30, 2010.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

During the three months ended September 30, 2010, we signed lease renewals for 1,287,000 square feet and new leases for 733,000 square feet that had weighted average rental rates that were 3% above rents previously charged for the same space.  Average lease terms for leases signed during the three months ended September 30, 2010 were 5.8 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended September 30, 2010 totaled $26.3 million, or $13.04 per square foot on average (approximately $2.25/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets have stabilized, but remain weak.  As a result, the amount of leasing activity within our portfolio has slowed and our occupancy has declined.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since the second half of 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through the end of 2010, but we expect our occupancy may begin to improve in 2011.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

Approximately 15.4% of our leased square feet and 15.1% of our rents are included in leases scheduled to expire through December 31, 2011.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals and rates are negotiated.  Lease expirations by year, as of September 30, 2010, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2010	3,623	6.3%	6.3%	$47,072	5.4%	5.4%
2011	5,259	9.1%	15.4%	84,719	9.7%	15.1%
2012	5,464	9.5%	24.9%	103,295	11.9%	27.0%
2013	5,696	9.9%	34.8%	100,713	11.5%	38.5%
2014	4,490	7.8%	42.6%	77,599	8.9%	47.4%
2015	3,657	6.4%	49.0%	77,927	9.0%	56.4%
2016	3,329	5.8%	54.8%	56,147	6.5%	62.9%
2017	2,923	5.1%	59.9%	77,712	8.9%	71.8%
2018	2,256	4.0%	63.9%	52,366	6.0%	77.8%
2019	3,467	6.0%	69.9%	42,571	4.9%	82.7%
Thereafter	17,316	30.1%	100.0%	150,212	17.3%	100.0%
	57,480	100.0%		$870,333	100.0%

Weighted average remaining lease term (in years):	7.8			5.8

(1)

Square feet is pursuant to signed leases as of September 30, 2010 and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rents are pursuant to signed leases as of September 30, 2010, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who pay rents monthly in arrears.  As of September 30, 2010, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Rent (2)	Expiration
1.	Expedia, Inc.	349	0.6%	2.0%	2018
2.	PNC Financial Services Group	613	1.1%	1.8%	2011 to 2021
3.	John Wiley & Sons, Inc.	342	0.6%	1.8%	2017
4.	GlaxoSmithKline plc	608	1.1%	1.7%	2013
5.	U. S. Government (3)	470	0.8%	1.6%	2010 to 2021
6.	Wells Fargo Bank	477	0.8%	1.4%	2010 to 2017
7.	Jones Day (law firm)	407	0.7%	1.2%	2012, 2019
8.	The Bank of New York Mellon Corp.	390	0.7%	1.1%	2011, 2012, 2015, 2020
9.	Ballard Spahr Andrews & Ingersoll (law firm)	269	0.5%	1.1%	2011, 2012, 2015
10.	Flextronics International Ltd.	894	1.6%	1.1%	2014
11.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
12.	ING	410	0.7%	1.1%	2011, 2018
13	Towers Watson	334	0.6%	1.0%	2010 to 2020
	Total	5,846	10.3%	18.0%

(1)

Square feet is pursuant to signed leases as of September 30, 2010 and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Rent is pursuant to signed leases as of September 30, 2010, plus estimated expense reimbursements. Includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)	Including our 24.6% pro rata ownership of GOV as of September 30, 2010, the U.S. Government represents 1,723 square feet, or 2.9% of total square feet, and 4.7% of total rental income.

Investment Activities

Since January 1, 2010, we acquired 32 office and industrial properties with 4.1 million square feet for $552.6 million, excluding closing costs.  At the time of acquisition, these properties were 91.6% leased at rents which yielded approximately 9.7% of the aggregate gross purchase price, based on estimated annual NOI on the date of closing.

In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199.3 million.  In August 2010, GOV issued an additional 9,200,000 common shares in a public offering for $25.00 per common share, raising net proceeds of approximately $219.9 million.  As a result of these transactions, our ownership percentage in GOV was reduced from 46.3% prior to these transactions to 24.6% after these transactions, and we recognized gains totaling $34.8 million.

In June 2010, we entered agreements to sell 15 properties to GOV that contain approximately 1.9 million square feet for an aggregate sales price of $231.0 million, excluding closing costs.  All 15 of these properties have been sold as of September 30, 2010, and we recognized total gains of $34.3 million, exclusive of deferred gains of $14.6 million attributable to our ownership interest in GOV.  The net book value for four of these properties exceeded their allocated sales prices, and we recorded impairment charges of $21.5 million during the second quarter of 2010.

In September 2010, we sold an office property located in Irondequoit (Rochester), NY with approximately 310,000 square feet for $9.8 million, excluding closing costs.  In connection with this sale, we provided mortgage financing to the buyer, a not for profit hospital entity, totaling $8.3 million at 4.75% per annum and recognized a gain on sale of $4.6 million during the three months ended September 30, 2010.

Financing Activities

In March and September 2010, we issued 8,625,000 and 7,500,000 common shares, respectively, in public offerings, raising net proceeds aggregating $430.8 million.  We used the net proceeds from these offerings to repay amounts then outstanding under our revolving credit facility and for general business purposes, including property acquisitions and debt repayments.

In August 2010, we entered a new $750.0 million unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The new facility replaces our previous $750.0 million unsecured revolving credit facility which had a maturity date of August 22, 2010.  The maturity date of the new facility is August 8, 2013, and includes an option for us to extend the facility for one year to August 8, 2014.  The new facility also includes a feature under which the maximum borrowing may be increased to up to $1.5 billion in certain circumstances.  Interest paid under the new facility is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings.

In August 2010, we repaid at maturity all $30.0 million of our 8.875% senior notes due 2010.  We also prepaid at par $266.7 million of mortgage debt that was scheduled to mature in 2011 and 2029.  We funded these payments with borrowings under our revolving credit facility.

In September 2010, we issued $250.0 million of unsecured senior notes in a public offering, raising net proceeds of approximately $242.5 million.  These notes bear interest at 5.875% per annum, require semi-annual interest payments and mature in September 2020.  Net proceeds from these notes were used to repay amounts then outstanding under our revolving credit facility.

In October 2010, we repaid at maturity all $20.0 million of our 8.625% senior notes due in 2010 using cash on hand.

In October 2010, we redeemed the remaining 7,000,000 shares of our 8 3/4% series B preferred shares for $25.00 per share plus accrued and unpaid distributions, using borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$218,035	$206,032	$12,003	5.8%

Expenses:
Operating expenses	93,722	87,881	5,841	6.6%
Depreciation and amortization	48,520	48,042	478	1.0%
General and administrative	10,658	9,607	1,051	10.9%
Acquisition related costs	1,559	1,539	20	1.3%
Total expenses	154,459	147,069	7,390	5.0%

Operating income	63,576	58,963	4,613	7.8%

Interest and other income	572	331	241	72.8%
Interest expense	(44,743)	(41,786)	2,957	7.1%
Loss on early extinguishment of debt	(1,044)	—	1,044	100.0%
Equity in earnings of equity investments	1,999	2,957	(958)	(32.4)%
Gain on issuance of shares by equity investee	18,390	—	18,390	100.0%
Gain on sale of properties	22,832	—	22,832	100.0%
Income from continuing operations before income tax expense	61,582	20,465	41,117	200.9%
Income tax benefit (expense)	34	(176)	210	(119.3)%
Income from continuing operations	61,616	20,289	41,327	203.7%
Discontinued operations:
(Loss) income from discontinued operations	(374)	1,804	(2,178)	(120.7)%
Gain on sale of properties	4,568	50,106	(45,538)	(90.9)%
Net income	65,810	72,199	(6,389)	(8.8)%
Preferred distributions	(12,667)	(12,667)	—	—%
Net income available for common shareholders	$53,143	$59,532	$(6,389)	(10.7)%

Weighted average common shares outstanding — basic	65,173	55,932	9,241	16.5%

Weighted average common shares outstanding — diluted	72,471	63,230	9,241	14.6%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.75	$0.14	$0.61	435.7%
Income from discontinued operations	$0.06	$0.93	$(0.87)	(93.5)%
Net income available for common shareholders	$0.82	$1.06	$(0.24)	(22.6)%

Rental income.  Rental income increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to an increase in rental income from our Metro Denver, CO and Other Markets segments, as described in the segment information note to our condensed consolidated financial statements.  The aggregate increase primarily reflects the acquisition of 22 properties since July 1, 2009, offset by a decrease in rental income from the sale of 15 properties to GOV in 2010 and the decline in occupancy in 2010.  Rental income from our Metro Denver, CO segment increased by $2.6 million, or 30.3%, primarily reflecting one large property acquired in 2010.  Rental income from our Other Markets segment increased $11.3 million, or 9.2%, primarily reflecting the acquisition of 17 properties since July 1, 2009, offset by a decrease in rental income from the sale of 11 properties to GOV in 2010 and the decline in occupancy in 2010.  Rental income includes non-cash straight line rent adjustments totaling $3.5 million in 2010 and $5.5 million in 2009 and amortization of acquired real estate leases and obligations totaling ($1.9) million in 2010 and ($3.3) million in 2009.  Rental income also includes lease termination fees totaling $554,000 in 2010 and $559,000 in 2009.

Total expenses.  The increase in total expenses primarily reflects the acquisition of properties since July 1, 2009, offset by the sale of 15 properties to GOV in 2010.  The increase in general and administrative expenses is also attributable to an increase in legal fees associated with our industrial and commercial land in Hawaii.

Interest expense.  The increase in interest expense in 2010 primarily reflects the issuance during the fourth quarter of 2009 of $125.0 million of 7.50% unsecured senior notes and $175.0 million of mortgage debt with a current interest rate of 5.66% and the issuance of $250.0 million of 5.875% unsecured senior notes during 2010, offset by the prepayment of $266.7 million of mortgage debt and the repayment of $30.0 million of senior notes in August 2010.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2010 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $266.7 million of mortgage debt in August 2010.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings from AIC and from GOV.

Gain on issuance of shares by equity investee.  The gain on issuance of shares by equity investee reflects the issuance of 9,200,000 common shares by GOV in August 2010 at prices above our per share carrying value.

Gain on sale of properties from continuing operations.  Proceeds from the sale of 12 office properties to GOV during the third quarter of 2010 were $189.0 million. We recognized gains on the sale of these properties totaling $22.8 million, exclusive of deferred gains of $9.2 million attributable to our ownership interest in GOV.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on issuance of shares by GOV in 2010, gains on sale of properties in 2010, and income from acquisitions made during 2009 and 2010, offset by an increase in interest expense, the decline in occupancy in 2010 and the sale of 15 properties to GOV in 2010.

(Loss) income from discontinued operations.  (Loss) income from discontinued operations reflects operating results from ten office properties sold during 2009, one office property sold in 2010 and one office property classified as held for sale as of September 30, 2010.

Gain on sale of properties from discontinued operations.  Net sales proceeds and gain from the sale of one office property in 2010 were $1.5 million and $4.6 million, respectively.  Net sales proceeds and gains from the sale of seven office properties in 2009 were $142.3 million and $50.1 million, respectively.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to the gains on the sale of properties recognized in 2009 compared to 2010, a decrease in rents from properties sold in 2009 and 2010, an increase in interest expense, and the decline in occupancy in 2010, offset by the gain recognized on the issuance of common shares by GOV in 2010 and income from acquisitions made during 2009 and 2010.  Net income available for common shareholders is net income reduced by preferred distributions.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$644,725	$634,577	$10,148	1.6%

Expenses:
Operating expenses	271,664	265,486	6,178	2.3%
Depreciation and amortization	147,869	145,787	2,082	1.4%
General and administrative	30,888	28,844	2,044	7.1%
Acquisition related costs	2,972	2,287	685	30.0%
Total expenses	453,393	442,404	10,989	2.5%

Operating income	191,332	192,173	(841)	(0.4)%

Interest and other income	2,137	839	1,298	154.7%
Interest expense	(137,506)	(129,912)	7,594	5.8%
Loss on asset impairment	(21,491)	—	21,491	100.0%
(Loss) gain on early extinguishment of debt	(1,044)	20,686	(21,730)	(105.0)%
Equity in earnings of equity investments	6,643	3,818	2,825	74.0%
Gain on issuance of shares by equity investee	34,808	—	34,808	100.0%
Gain on sale of properties	34,336	—	34,336	100.0%
Income from continuing operations before income tax expense	109,215	87,604	21,611	24.7%
Income tax expense	(329)	(518)	(189)	(36.5)%
Income from continuing operations	108,886	87,086	21,800	25.0%
Discontinued operations:
(Loss) income from discontinued operations	(349)	8,684	(9,033)	(104.0)%
Gain on sale of properties	4,568	79,157	(74,589)	(94.2)%
Net income	113,105	174,927	(61,822)	(35.3)%
Preferred distributions	(38,001)	(38,001)	—	—%
Net income available for common shareholders	$75,104	$136,926	$(61,822)	(45.1)%

Weighted average common shares outstanding — basic	62,198	56,085	6,113	10.9%

Weighted average common shares outstanding — diluted	69,496	63,383	6,113	9.6%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$1.14	$0.88	$0.26	29.5%
Income from discontinued operations	$0.07	$1.57	$(1.50)	(95.5)%
Net income available for common shareholders	$1.21	$2.44	$(1.23)	(50.4)%

Rental income.  Rental income increased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to an increase in rental income from our Metro Denver, CO and Other Markets segments, offset by decreases in rental income from our Metro Washington, DC and Metro Boston, MA segments, as described in the segment information note to our condensed consolidated financial statements.  The aggregate increase primarily reflects the acquisition of 28 properties in 2009 and 2010, offset by a decrease in rental income from the contribution of 29 properties to GOV in 2009, the sale of 15 properties to GOV in 2010 and the decline in occupancy in 2010.  Rental income from our Metro Denver, CO segment increased by $12.4 million, or 66.8%, primarily reflecting the acquisition of two properties in 2009 and 2010, offset by the contribution of three properties in that segment to GOV in June 2009.  Rental income from our Other Markets segment increased $9.2 million, or 2.4%, primarily reflecting the acquisition of 22 properties during 2009 and 2010, offset by a $21.8 million decrease in rental income resulting from the contribution of 22 properties to GOV in June 2009 and the sale of 11 properties to GOV in 2010, and the decline in occupancy primarily from properties we owned continuously since January 1, 2009.  Rental income from our Metro Washington, DC segment decreased by $8.9 million, or 19.4%, primarily reflecting the contribution of four properties to GOV in June 2009 and the sale of two properties to GOV in 2010, offset by an increase in rental income from two properties acquired during 2009 and two properties acquired during 2010.  Rental income from our Metro Boston, MA segment decreased $2.2 million, or 5.7%, primarily reflecting the sale of two properties to GOV in 2010 and the decline in occupancy in 2010.  Rental income includes non-cash straight line rent adjustments totaling $8.1 million in 2010 and $6.6 million in 2009 and amortization of acquired real estate leases and obligations totaling ($5.2) million in 2010 and ($8.1) million in 2009.  Rental income also includes lease termination fees totaling $1.8 million in 2010 and $1.1 million in 2009.

Total expenses.  The increase in total expenses primarily reflects the acquisition of properties during 2009 and 2010, offset by the contribution of 29 properties to GOV in June 2009 and the sale of 15 properties to GOV during 2010.  The increase in general and administrative expenses is also attributable to an increase in legal fees associated with our industrial and commercial land in Hawaii.

Interest and other income.  The increase in interest and other income in 2010 primarily reflects a $750,000 nonrefundable deposit that was forfeited by the buyer of one of our properties when the buyer was unable to meet its obligation to purchase the property in January 2010 and the recognition of $376,000 of unamortized interest income from our investment in marketable pass through certificates.

Interest expense.  The increase in interest expense in 2010 primarily reflects the issuance during the fourth quarter of 2009 of $125.0 million of 7.50% unsecured senior notes and $175.0 million of mortgage debt with a current interest rate of 5.66%, the repurchase and retirement of $117 million of our debt early in 2009, the prepayment of $266.7 million of mortgage debt and the repayment of $30.0 million of 8.875% senior notes in 2010.

Loss on asset impairment.  The loss on asset impairment in 2010 reflects the write down to the sales price less costs to sell of four office properties that we sold to GOV.

(Loss) gain on early extinguishment of debt.  The loss on early extinguishment of debt in 2010 is from the write off of unamortized discounts and deferred financing fees associated with the prepayment of $266.7 million of mortgage debt in August 2010.  The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due in 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due in 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due in 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due in 2014 for $4.3 million and $14.0 million of our 6.40% senior notes due in 2015 for $11.0 million, net of unamortized deferred financing fees and note discounts.

Equity in earnings of equity investments.  Equity in earnings of equity investments represents our proportionate share of earnings (loss) from AIC and from GOV.  The increase in earnings from equity investments primarily reflects our ownership interest in GOV since its formation in June 2009.

Gain on issuance of shares by equity investee.  The gain on issuance of shares by equity investee reflects the issuance of 9,775,000 common shares by GOV in January 2010 and the issuance of 9,200,000 common shares by GOV in August 2010 at prices above our per share carrying value.

Gain on sale of properties from continuing operations.  Net sales proceeds and gains from the sale of 15 office properties to GOV in 2010 were $229.4 million and $34.3 million, respectively.

Income from continuing operations.  The increase in income from continuing operations is due primarily to the gain on issuance of shares by GOV in 2010, gains on sale of properties in 2010, and income from acquisitions made during 2009 and 2010, offset by an increase in interest expense and the loss on asset impairment and decline in occupancy in 2010, the contribution of 29 properties to GOV in June 2009, the sale of 15 properties to GOV in 2010 and the gain on early extinguishment of debt in 2009.

Income from discontinued operations.  Income from discontinued operations reflects operating results from ten office properties sold during 2009, one office property sold in 2010 and one office property classified as held for sale as of September 30, 2010.  The properties contributed or sold to GOV are not considered discontinued operations because of our continuing ownership of GOV.

Gain on sale of properties from discontinued operations.  Net sales proceeds and gain from the sale of one office property in 2010 were $1.5 million and $4.6 million, respectively.  Net sales proceeds and gains from the sale of ten office properties in 2009 were $212.1 million and $79.2 million, respectively.

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

We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  Also, volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be partially offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $198.4 million, ($164.0) million and $122.1 million, respectively, for the nine months ended September 30, 2010, and $233.6 million, ($270.4) million and $54.5 million, respectively, for the nine months ended September 30, 2009.  Changes in all three categories between 2010 and 2009 are primarily related to property acquisitions and sales, repayments and issuances of debt obligations in 2009 and 2010, and net proceeds received from the issuance of 16,125,000 of our common shares during 2010.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  In August 2010, we entered a new $750.0 million unsecured revolving credit facility.  The new facility replaces our previous $750.0 million unsecured revolving credit facility, which had a maturity date of August 22, 2010.  The maturity date of the new facility is August 8, 2013 and includes an option for us to extend the facility for one year to August 8, 2014.  The new facility also includes a feature under which the maximum borrowing may be increased to up to $1.5 billion in certain circumstances.  At September 30, 2010, zero was outstanding and $750.0 million was available under our revolving credit facility.  We also had cash and cash equivalents of $174.7 million, reflecting excess proceeds received from our public offering of 7,500,000 common shares completed in September 2010.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund continuing operations and future property acquisitions.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2010 were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Secured	Unsecured	Unsecured		Weighted
	Fixed Rate	Floating	Fixed		Average
Year	Debt	Rate Debt	Rate Debt	Total (1)	Interest Rate
2010	$1,113	$—	$20,000	$21,113	8.5%
2011	33,590	168,219	—	201,809	2.0%
2012	31,492	—	150,680	182,172	7.0%
2013	5,779	—	190,980	196,759	6.5%
2014	17,876	—	244,655	262,531	5.7%
2015	13,543	—	436,000	449,543	6.0%
2016	59,768	—	400,000	459,768	6.2%
2017	4,939	—	250,000	254,939	6.2%
2018	5,283	—	250,000	255,283	6.6%
2019 and thereafter	184,496	—	375,000	559,496	6.2%
	$357,879	$168,219	$2,317,315	$2,843,413	6.0%

(1) Total debt as of September 30, 2010, net of unamortized premiums and discounts, was $2,826,691.

In August 2010, we repaid at maturity all $30.0 million of our 8.875% senior notes due in 2010.  We also prepaid at par $266.7 million of mortgage debt that was scheduled to mature in 2011 and 2029.  In connection with the prepayment of this mortgage debt, we recorded a loss on early extinguishment of debt of $1.0 million from the write off of unamortized discounts and deferred financing fees during the third quarter of 2010.  We funded these payments with borrowings under our revolving credit facility.  In October 2010, we repaid at maturity all $20.0 million of our 8.625% senior notes due in 2010 using cash on hand.

In September 2010, we issued $250.0 million of unsecured senior notes in a public offering, raising net proceeds of approximately $242.5 million.  These notes bear interest at 5.875% per annum, require semi-annual interest payments and mature in September 2020.  Net proceeds from these notes were used to repay amounts then outstanding under our revolving credit facility.

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

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

On June 14, 2010, our board of trustees approved a reverse stock split that resulted in a one for four combination of our common shares of beneficial interest, $0.01 par value per share, effective July 1, 2010.  The reverse stock split reduced the number of our issued and outstanding common shares from 258,385,241 to 64,596,311.  The number of our authorized common shares did not change.  As required, common share amounts presented for all periods have been restated to reflect the reverse stock split.  As a result of the reverse stock split, the conversion rate of our 15,180,000 outstanding series D cumulative convertible preferred shares, or series D preferred shares, automatically changed from 1.9231 common shares per series D preferred share to 0.480775 common share per series D preferred share (the equivalent of a change in conversion price from $13.00 per common share to $52.00 per common share).

During the nine months ended September 30, 2010, we received cash distributions totaling $12.0 million from GOV.  At September 30, 2010, we owned 9,950,000, or 24.6%, of the common shares of beneficial interest of GOV with a carrying value of $168.7 million and a market value, based on quoted market prices, of $265.7 million ($26.70 per share).  During 2010, GOV completed public offerings of 18,975,000 common shares, reducing our ownership percentage in GOV from 46.3% to 24.6%, and we recognized gains totaling $34.8 million.

In June 2010, we entered agreements to sell 15 properties to GOV with approximately 1.9 million square feet.  We sold all 15 of these properties for an aggregate sales price of $231.0 million, excluding closing costs, and recognized gains totaling $34.3 million, exclusive of deferred gains of $14.6 million attributable to our ownership interest in GOV.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.

In September 2010, we sold an office property located in Irondequoit (Rochester), NY with approximately 310,000 square feet for $9.8 million, excluding closing costs.  In connection with this sale, we provided mortgage financing to the buyer, a not for profit hospital entity, totaling $8.3 million at 4.75% per annum and recognized a gain on sale of $4.6 million during the three months ended September 30, 2010.

During 2010, we acquired 32 properties for aggregate purchase prices of $552.6 million, excluding closing costs, using cash on hand, borrowings under our revolving credit facility, proceeds from the sales of properties and proceeds from our common share and senior notes offerings.  We also entered agreements to acquire seven additional properties.  Details of these transactions are as follows:

In April 2010, we acquired an office property located in Denver, CO with 248,493 square feet.  This property is 100% leased to RE/MAX Realty as its corporate headquarters through April 2028.  The purchase price was $75.0 million, excluding closing costs.

In April 2010, we acquired an office property located in Colorado Springs, CO with 77,411 square feet.  The property is 100% leased to two tenants for a weighted (by rents) average lease term of 4.7 years.  The purchase price was $10.8 million, excluding closing costs.

In June 2010, we acquired two office properties located in Ann Arbor, MI with a combined 410,410 square feet.  These properties are 88% leased to 16 tenants for a weighted (by rents) average lease term of 7.6 years.  The aggregate purchase price was $65.2 million, excluding closing costs.

In June 2010, we acquired two office properties located in Carson, CA with a combined 212,000 square feet.  These properties are 100% leased to Northrop Grumman for 6.2 years.  The aggregate purchase price was $27.9 million, excluding closing costs.

In July 2010, we acquired two office properties located in Stafford, VA with a combined 117,949 square feet.  These properties are 90% leased to ten tenants for a weighted (by rents) average lease term of 2.8 years.  The aggregate purchase price was $18.8 million, excluding closing costs.

In August 2010, we acquired one office property located in Milwaukee, WI with 432,092 square feet.  This property is 93% leased to 29 tenants for a weighted (by rents) average lease term of 4.3 years.  The purchase price was $80.2 million, excluding closing costs.

In August 2010, we acquired seven properties located in Monterey, CA.  These properties are 100% leased to The Wine Group for 16.0 years.  The aggregate purchase price was $28.0 million, excluding closing costs.

In September 2010, we acquired one office property located in Greensboro, NC with 323,773 square feet.  This property is 86% leased for an average lease term of 5.0 years.  The purchase price was $44.7 million, excluding closing costs.

In October 2010, we acquired MacarthurCook Industrial Property Fund, or MIF, an Australian property trust that owns 10 industrial properties with approximately 1.4 million square feet.  These properties are 90% leased to 14 tenants for a weighted (by rents) average lease term of 4.7 years.  The MIF properties are located in five Australian states: New South Wales (3 properties), Victoria (2 properties), Western Australia (2 properties), Tasmania (2 properties) and Queensland (1 property).  The aggregate purchase price for these properties was approximately $83.2 million, excluding acquired positive working capital and closing costs.

In October 2010, we acquired three office properties located in Carson, CA with a combined 190,000 square feet.  These properties are 100% leased to Northrop Grumman for 6.0 years.  The aggregate purchase price was $22.7 million, excluding closing costs.

In October 2010, we acquired a two tower office property located in Chicago, IL with 631,445 square feet.  This property is 90% leased to 33 tenants for a weighted (by rents) average lease term of 7.3 years.  The purchase price was $96.3 million, excluding closing costs.

In October 2010, we entered a purchase and sale agreement to acquire seven office properties located in Birmingham, AL with a combined 904,109 square feet.  We expect to acquire these properties during the fourth quarter of 2010; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

During the three and nine months ended September 30, 2010 and 2009, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Tenant improvements	$9,803	$8,727	$24,965	$18,812
Leasing costs	580	5,884	8,853	9,743
Building improvements (1)	2,918	1,563	4,621	8,931
Development and redevelopment activities (2)	5,942	3,305	14,013	7,741

(1)	Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.
(2)	Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2010 are as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the year	733	1,287	2,020
Total commitments for tenant improvements and leasing costs	$19,427	$6,911	$26,338
Leasing costs per square foot (whole dollars)	$26.50	$5.37	$13.04
Average lease term (years)	6.8	5.2	5.8
Leasing costs per square foot per year (whole dollars)	$3.90	$1.03	$2.25

(1)  Excludes properties classified in discontinued operations.

We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of September 30, 2010 except the interest hedge associated with a $175.0 million mortgage loan described in Notes 8 and 9 in the notes to our condensed consolidated financial statements appearing above.

Debt Covenants

Our principal debt obligations at September 30, 2010 were our unsecured revolving credit facility and our $2.5 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2010, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility agreement.

In addition to our unsecured debt obligations, we had $352.6 million of mortgage notes outstanding at September 30, 2010.

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

Related Person Transactions

As discussed above, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $168.7 million and a market value, based on quoted market prices, of $265.7 million ($26.70 per share) as of September 30, 2010.  GOV is a REIT which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate publicly owned entity.  Both we and GOV are managed by RMR, and our Managing Trustees are also the Managing Trustees of GOV.

In June 2010, we entered agreements to sell 15 properties to GOV with approximately 1.9 million square feet.  We sold all 15 of these properties for an aggregate sales price of $231.0 million, excluding closing costs.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and GOV’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as extended and amended. Information regarding an amendment to our business management agreement entered into on October 29, 2010, appears in Item 5 of Part II of this Report.  During the three months ended September 30, 2010 and 2009, our fees to RMR under these agreements were $15.5 million and $14.6 million, respectively.  During the nine month periods ended September 30, 2010 and 2009, these fees totaled $45.9 million and $47.4 million, respectively.

As of September 30, 2010, we have invested approximately $5.2 million in AIC with RMR and other companies to which RMR provides management services.  We own approximately 14.3% of AIC.  All of our trustees are also directors of AIC, and RMR provides certain management services to AIC.  During the three and nine months ended September 30, 2010, we recognized earnings and (losses) of approximately $35,000 and ($17,000), respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $5.3 million.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

For more information about our related person transactions, including our dealings with GOV, RMR, AIC and our Managing Trustees and their affiliates, and about the risks which may arise as a result of these and other related person transactions, please see the notes to our consolidated financial statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, and our other filings made with the SEC and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K dated January 27, 2010 and our Current Report on Form 8-K filed with the SEC on June 18, 2010.

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

At September 30, 2010, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity

Unsecured senior notes:

$20.0 million	8.625%	2010	(1)
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

No principal repayments are due under our unsecured senior notes until maturity.

Secured notes:

$29.6 million	7.435%		2011
$23.6 million	8.050%		2012
$4.8 million	6.000%		2012
$13.0 million	4.950%		2014
$8.9 million	5.990%		2015
$8.3 million	5.760%		2016
$41.6 million	6.030%		2016
$12.3 million	7.360%		2016
$175.0 million	2.885	%(2)	2019
$4.4 million	6.750%		2022
$14.6 million	6.140%		2023
$8.5 million	5.710%		2026
$13.5 million	6.060%		2027

(1)          This loan was repaid at maturity in October 2010.

(2)          Interest on this loan is payable at a spread over LIBOR but has been fixed through December 1, 2016 by an interest rate hedge which sets the rate at approximately 5.66%.  The coupon rate represents the floating interest rate at September 30, 2010.

As of September 30, 2010, our secured notes are secured by 15 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.  We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which requires interest at a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 6.2% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2010.  The total notional amounts of our receive variable/pay fixed interest rate swaps designated as hedging instruments was $175.0 million.  As of September 30, 2010, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our consolidated balance sheets totaled ($13,418).

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at September 30, 2010 were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $16.8 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at September 30, 2010 and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $63 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior unsecured notes are publicly traded, and we have in the past and may in the future occasionally take advantage of market opportunities to repurchase notes, which will also mitigate future refinancing risks.

Although we have no present plans to do so, we may in the future enter other hedge arrangements to mitigate our exposure to changes in interest rates.

At September 30, 2010, zero was outstanding and $750.0 million was available for drawing under our unsecured revolving credit facility and $168.2 million of our floating rate senior unsecured notes were outstanding.  Our floating rate senior unsecured notes mature in March 2011.  Our revolving credit facility matures in August 2013 and includes an option for us to extend the maturity by one year to August 2014.  Repayments under our revolving credit facility may be made at any time without penalty.  Repayments under our floating rate senior unsecured notes may also be made without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our floating rate senior unsecured notes require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolver and floating rate senior unsecured notes was 1.2% during the nine months ended September 30, 2010.  A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At September 30, 2010	1.2%	$168,219	$2,019
10% reduction	1.1%	$168,219	$1,850
10% increase	1.3%	$168,219	$2,187

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR ACQUISITIONS AND SALES OF PROPERTIES,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN OUR ANNUAL REPORT AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010.

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

Part II.          Other Information

Item 1.           Legal Proceedings

On August 14, 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United States Constitution.  In May 2010, the U.S. District Court in Hawaii ruled that the law intended to limit the rents we may charge violates the U.S. Constitution and is unenforceable and a judgment was entered in our favor on June 1, 2010.  During June 2010, the State of Hawaii appealed this judgment to the U.S. Court of Appeals for the 9th Circuit.  In October 2010, we entered a settlement agreement with the State of Hawaii pursuant to which the State’s appeal was dismissed with prejudice and we agreed not to seek recovery of our attorneys’ fees from the State.  Our settlement with the State preserves our ability to seek recovery of our attorneys’ fees from a tenants’ organization which sponsored this unconstitutional legislation and then intervened in this litigation.  We are now considering whether to pursue this claim for attorneys’ fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 42,375 common shares of beneficial interest, par value $0.01 per share, valued at $27.30 per common share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of our manager, Reit Management & Research LLC.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

On October 29, 2010, we and RMR entered into an amendment to our business management agreement that provides that, beginning on the date that we completed our acquisition of MacarthurCook Industrial Property Fund, we will pay RMR a business management fee equal to 1.0% of the historical cost of properties we acquire located outside the United States, Puerto Rico or Canada.  However, RMR has agreed to waive half of this fee and half of the other fees payable by us under our property management agreement with RMR for so long as our business and property management agreement with MacarthurCook Fund Management Limited, or the MCK agreement, is in effect and we or any of our subsidiaries are paying the fees under that agreement.  The MCK agreement relates to the properties we acquired upon our acquisition of MacarthurCook Industrial Property Fund, which is more fully described elsewhere in this Report, as well as other properties which our Australian subsidiary may acquire from time to time.  The terms of the amendment to our business management agreement described above were reviewed, approved and adopted by our Compensation Committee of our Board of Trustees, which is comprised solely of Independent Trustees.

The foregoing description of the amendment to the business management agreement and the related waiver is not complete and is subject to and qualified in its entirety by reference to the amendment and the waiver, copies of which are attached as Exhibits 10.3 and 10.4, respectively, and are incorporated herein by reference.

One of our Managing Trustees, Barry M. Portnoy, is the Chairman and majority owner of RMR.  Our other Managing Trustee, Adam D. Portnoy, owns the remainder of RMR and is a director, President and Chief Executive Officer of RMR.  Our executive officers are also officers of RMR.  Further information regarding certain relationships and related transactions with respect to us, our Trustees and officers, RMR and certain other companies to which RMR provides management services, is contained in Item 2 of Part I of this Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (including the sections captioned “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions”) and the Proxy Statement for the 2010 annual meeting of our shareholders (including the information regarding our Trustees and officers set forth therein and the section captioned “Related Person Transactions and Company Review of Such Transactions”).

Item 6.         Exhibits

4.1                                Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank National Association relating to the Company’s 5.875% Senior Notes due 2020, including form thereof.  (filed herewith)

4.2                                Form of Common Share Certificate.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 17, 2010, filed with the SEC on September 20, 2010, File No. 001-09317)

4.3                                Form of 8¾% Series B Cumulative Redeemable Preferred Share Certificate.  (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 17, 2010, filed with the SEC on September 20, 2010, File No. 001-09317)

4.4                                Form of 71/8% Series C Cumulative Redeemable Preferred Share Certificate.  (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 17, 2010, filed with the SEC on September 20, 2010, File No. 001-09317)

4.5                                Form of 6½% Series D Cumulative Convertible Preferred Share Certificate.  (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated September 17, 2010, filed with the SEC on September 20, 2010, File No. 001-09317)

10.1                          Credit Agreement dated as of August 9, 2010 by and among CommonWealth REIT, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, each of Regions Bank, Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as Documentation Agents, each of Wells Fargo Securities, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners, and each of the financial institutions initially a signatory thereto together with their assignees.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 9, 2010, filed with the SEC on August 9, 2010, File No. 001-09317)

10.2                          Second Amendment to Business Management Agreement, dated as of August 3, 2010, by and between CommonWealth REIT and Reit Management & Research LLC.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 9, 2010, filed with the SEC on August 9, 2010, File No. 001-09317)

10.3                          Third Amendment to Business Management Agreement, dated as of October 29, 2010, by and between CommonWealth REIT and Reit Management & Research LLC.  (filed herewith)

10.4                           Letter, dated October 29, 2010, from Reit Management & Research LLC to CommonWealth REIT. (filed herewith)

10.5                          Form of Restricted Share Agreement.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 17, 2010, filed with the SEC on September 20, 2010, File No. 001-09317)

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

31.2                          Rule 13a-14(a) Certification. (filed herewith)

31.3                          Rule 13a-14(a) Certification. (filed herewith)

31.4                          Rule 13a-14(a) Certification. (filed herewith)

32.1                          Section 1350 Certification. (furnished herewith)

101.1                    The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ John A. Mannix
John A. Mannix
President and Chief Investment Officer
Dated: November 3, 2010

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 3, 2010