Form 10-K
period 2010-12-31
CommonWealth REIT
filed 2011-02-25
CIK 803649

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9317

COMMONWEALTH REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 (Address of Principal Executive Offices) (Zip Code)

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.6 billion based on the $24.84 closing price per common share for such stock on the New York Stock Exchange on June 30, 2010. For purposes of this calculation, an aggregate of 293,577 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 250,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

           Number of the registrant's common shares outstanding as of February 23, 2011: 72,138,686.

           References in this Annual Report on Form 10-K to the "Company", "CWH", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise. All share amounts in this Annual Report on Form 10-K give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our to be filed definitive Proxy Statement for the 2011 Annual Meeting of Shareholders scheduled to be held on May 10, 2011, or our definitive Proxy Statement.

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

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, SENIOR HOUSING PROPERTIES TRUST, OR SNH, AND RMR AND ITS RELATED ENTITIES AND CLIENTS,

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

  •
  CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

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

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

  •
  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  THE DISTRIBUTIONS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES, AND

  •
  OUR INVESTMENT IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF THE FINANCIAL RISKS AND REWARDS ASSOCIATED WITH INSURANCE COMPANIES. WHILE WE CURRENTLY EXPECT TO IMPROVE OUR FINANCIAL RESULTS BY OBTAINING IMPROVED INSURANCE COVERAGES AT LOWER COSTS THAN MAY BE OTHERWISE AVAILABLE TO US AND/OR BY PARTICIPATING IN THE PROFITS WHICH WE MAY REALIZE AS AN OWNER OF AIC, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENT IN, AND PURCHASING INSURANCE FROM, AIC MAY NOT OCCUR.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS' FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN

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

CommonWealth REIT
2010 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our definitive Proxy Statement.

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

        As of December 31, 2010, we owned 481 properties for a total investment of $6.4 billion at cost (less impairments), and a depreciated book value of $5.5 billion, excluding properties classified as held for sale. Our portfolio, exclusive of properties held for sale, includes 303 office properties with 33.6 million square feet and 178 industrial & other properties with 30.4 million square feet. Our 178 industrial & other properties include 17.9 million square feet of leased industrial and commercial lands in Oahu, Hawaii. Also, 11 of our total properties with 1.8 million square feet are located in Australia. In addition, we owned 9,950,000, or 24.6%, at December 31, 2010, of the common shares of beneficial interest of Government Properties Income Trust, or GOV, a former subsidiary that is now separately listed on the New York Stock Exchange, or the NYSE. GOV is a REIT that owns properties that are majority leased to government tenants.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 332-3990.

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

        Disposition Policies.    From time to time we consider the sale of properties or investments. Disposition decisions are made based on a number of factors including those set forth above under Investment Policies and the following:

  •
  the proposed sale price;

  •
  the strategic fit of the property or investment with the rest of our portfolio; and

  •
  the existence of alternative sources, uses or needs for capital.

        Financing Policies.    We currently have a $750.0 million revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt. This credit facility matures in August 2013, and includes an option for us to extend the facility for one year to August 2014. The annual interest payable for amounts drawn under the facility is LIBOR plus 200 basis points, subject to adjustments based on our credit ratings. At December 31, 2010, zero was outstanding under our revolving credit facility.

        Our revolving credit facility and term loan agreements and our senior note indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility or by the issuance of additional equity or debt securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

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

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. Adam D. Portnoy is also our President. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to GOV, Hospitality Properties Trust, or HPT, and SNH, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, and TravelCenters of America LLC, or TA. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Adam D. Portnoy, David M. Lepore and John C. Popeo are also our executive officers, and John A. Mannix was our President and Chief Operating Officer until January 2011. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 23, 2011, RMR had approximately 650 full time employees, including a headquarters staff and regional offices and personnel located throughout the United States.

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

        For additional information on competition and the risks associated with our business, please see "Risk Factors" of this Annual Report on Form 10-K.

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys of the properties we own prior to their purchase and we considered those costs when determining an acceptable purchase price. Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheets and included in the cost of the real estate acquired. Some of our industrial lands in Oahu, HI have been historically used for environmentally dangerous purposes; and we may have to engage in potentially expensive environmental clean up at these properties in the future, especially if we change the use of these properties. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it, other than at one building in Monroeville, PA where we plan to remediate asbestos when we renovate the property in 2011 for new tenants. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

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

        Internet Website.    Our internet website address is www.cwhreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is:

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

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

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

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2010 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

  •
  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

In 2010, we acquired office and industrial properties in Australia. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under currently applicable law and through available tax concessions, for which we have received a favorable Australian private letter ruling, we have minimized the Australian income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held

REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

  •
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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for as long as we own more than 9.8% of GOV's outstanding shares, we and GOV have agreed to limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we have also agreed to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws and in our agreement with GOV will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

        We have maintained, and will continue to maintain, appropriate books and records for our Australian properties in Australian dollars. Accordingly, for federal income tax purposes, including presumably the 75% and 95% gross income tests summarized above, our income, gains, and losses from our Australian operations will generally be calculated first in Australian dollars, and then translated into United States dollars at appropriate exchange rates. On the periodic repatriation of monies from our Australian operations to the United States, we will be required to recognize foreign exchange gains or losses; however, any foreign exchange gains we recognize from repatriation are expected to constitute "real estate foreign exchange gains" under Section 856(n)(2) of the IRC, and thus be excluded from the 75% and 95% gross income tests summarized above.

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return. Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

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

        Formation of GOV.    Prior to its IPO, GOV and its wholly-owned subsidiaries were wholly owned by us. During this period, GOV and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of GOV and its subsidiaries during this period, including in particular the outstanding indebtedness on the GOV credit facility, were treated as ours. Under the transaction agreement we entered into with GOV at the time of GOV's initial public offering, which we refer to as the transaction agreement, the federal income tax liabilities and federal income tax filings for GOV and its subsidiaries for this period are our responsibility.

        Our Taxation upon GOV's IPO.    When GOV first issued shares to persons other than us (the "Effective Time"), GOV ceased to be wholly owned by us. As a consequence, GOV and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, GOV became regarded as a separate corporation that we believe satisfied the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate GOV. In particular, there was a

"Deemed Exchange" for federal income tax purposes at the time when GOV ceased to be wholly owned by us, and this Deemed Exchange encompassed the following features:

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

  •
  For the Deemed Exchange to have been nontaxable to us for federal income tax purposes (except up to the extent of the approximately $6 million reimbursement obligation to us from GOV), each of the three issues discussed below must be concluded upon favorably. Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for specified amounts that we advanced to GOV, all for the reasons discussed below.

        First, Section 351(e) of the IRC must not have applied to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Sections 351(a) and 351(b) treatment altogether. Section 351(e) and applicable regulations provide that, if our contribution of assets to GOV in the Deemed Exchange resulted, directly or indirectly, in diversification for us, then Sections 351(a) and 351(b) would not apply to the Deemed Exchange. Because we believe GOV was a REIT beginning with its taxable year that commenced at the Effective Time and because the public was viewed as having contributed cash to GOV in the Deemed Exchange, our contribution of assets to GOV in the Deemed Exchange was automatically treated as resulting in diversification for us unless the assets we contributed to GOV in the Deemed Exchange were already a diversified portfolio. That is, if the GOV portfolio was already a diversified portfolio, then the Deemed Exchange did not result in diversification for us, and thus Section 351(e) did not apply. Regulations under Section 351(e) provide a diversification standard for investment securities, including a provision that treats federal government securities as automatically diversified; but these regulations do not provide a diversification standard for real estate. Still, the IRS has over the years issued several private letter rulings on diversified real estate portfolios, in each instance concluding that the real estate portfolio in question was a diversified portfolio and thus that Section 351(e) was inapplicable. These private letter rulings do not consistently cite the same diversification factors, but cumulatively they reference similar factors such as geographic diversity, tenant diversity, lease length diversity and asset type diversity. Although private letter rulings are not precedential and cannot be relied upon by taxpayers other than the ones to whom they are addressed, they do provide insight into how the IRS interprets and applies the federal income tax law.

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

        Third, related to but perhaps distinct from the preceding issue under Sections 357(a) and 357(b) of the IRC, Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases apply a judicial recharacterization rule to pre-transaction dividends funded from newly borrowed proceeds. Under this case law, part or all of a pre-transaction dividend funded from a new borrowing is recharacterized as a taxable sale for cash, if the borrowing is paid off post-transaction with proceeds from cash investors, and if the new borrowing is temporary and supported by the impending cash investment. This case law, to the extent it was applicable to our transactions with GOV, would have overturned our nontaxable treatment of the debt funded, cash dividend paid by GOV to us prior to the Deemed Exchange, and instead would have recharacterized that cash flow as our cash sale of a portion of GOV to the new public shareholders of GOV, a characterization which would have rendered Sections 351(a) and 351(b) of the IRC inapplicable. For a number of reasons, we believe that this case law did not apply to our transactions with GOV, and thus that the Deemed Exchange was properly governed by Sections 351(a), 351(b) and 357(a) of the IRC. As discussed above, under the authority of Revenue Ruling 79-258, 1979-2 C.B. 143, and subsequent private letter rulings, the GOV credit facility and the dividend to us funded from that credit facility were not properly viewed as a new borrowing and associated dividend, but instead as the mechanism by which no more than a proportional amount of our overall debt was fairly assigned to and assumed by GOV. Further, the GOV credit facility and the associated dividend were put in place and completed before the outcome of GOV's IPO was known. In our view, this timing not only demonstrates that the GOV credit facility and associated dividend were a separate, independent step from the IPO for federal income tax purposes, but also demonstrates that the lenders underwriting GOV's credit facility, which had a four-year term inclusive of renewal options, looked to the security of GOV's portfolio and revenues rather than the success of GOV's IPO. In addition, when the GOV credit facility was put in place, the amount of cash that might have been raised in a potential IPO was not known, and thus that cash amount could have been greater than or less than the amount outstanding on the GOV credit facility at the Effective Time. Finally, the case law at issue involves pre-transaction dividends where the underlying transaction is already a sale of subsidiary stock between a seller and a buyer, typically for cash, and so the effect of the judicial recharacterization is merely to convert the subject dividend proceeds into additional sale proceeds. However, our transactions with GOV and the Deemed Exchange were different because there was no sale by us to the public of GOV shares included in the baseline set of transactions, and we thus believe it would have been improper to recharacterize a pre-transaction dividend as a sale in circumstances in which no sale is formally occurring.

        Consequences if Deemed Exchange Were Taxable.    Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for specified amounts that we advanced to GOV. However, upon review the IRS or a court might conclude otherwise. For example, contrary to Sullivan & Worcester LLP's opinion and our belief, the IRS or a court might take one or more of the following views: that the GOV portfolio was not a diversified portfolio for purposes of Section 351(e) of the IRC; that the assumption of liabilities by GOV from us in the Deemed Exchange was governed by Section 357(b) rather than Section 357(a) of the IRC; or that the debt funded, cash dividend paid by GOV to us was properly recharacterized as sale proceeds that preclude the application of Sections 351(a) and 351(b) of the IRC. If we were unsuccessful in challenging any such adverse determination, then we would recognize most or all of the taxable gain in the GOV portfolio, computed as discussed below. We expect that any taxable gain that we recognized or may be required to recognize, including the up to approximately $6 million of gain we recognized under Section 351(b), would be treated as capital gain, subject to ordinary income treatment for any depreciation recaptured under Sections 1245 and 1250 of the IRC.

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

        In computing our aggregate amount realized, we were required to value for federal income tax purposes the GOV shares that we owned immediately after the Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the GOV shares that we owned immediately after the Effective Time, versus (2) the average of the reported high and low trading prices for the GOV shares in the public market on the date of the Effective Time (called the "Initial Price"). Because of the factual nature of the value of GOV shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of GOV shares generally, or on the valuation of the GOV shares that we owned immediately after the Effective Time. Nevertheless, we believe that the per share fair market value of any and all GOV shares at the Effective Time was properly valued at the Initial Price for federal income tax purposes. Accordingly, the Initial Price will be used for all of our tax reporting, including for purposes of computing any gain we may have recognized in the Deemed Exchange.

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

        On October 7, 2010, we purchased office and industrial properties in Australia. In order to acquire the Australian properties, we acquired all of the beneficial interests of an Australian trust that owned those properties as its primary assets. Upon our acquisition, the acquired entity became either our qualified REIT subsidiary under Section 856(i) of the IRC or our disregarded entity (or, at a minimum, our almost wholly owned partnership) under Treasury regulations issued under Section 7701 of the IRC. Thus, after the 2010 acquisition, we have treated and will treat all assets, liabilities and items of income, deduction and credit of the acquired Australian trust as ours for purposes of the various REIT qualification tests described above. To address the possibility that the acquired trust was properly classified as a C corporation for federal tax purposes prior to our acquisition, we made an election under Section 338(g) of the IRC in respect of the acquired Australian trust. Accordingly, regardless of the Australian trust's proper federal tax classification prior to our acquisition, our initial federal income tax basis in the acquired assets is our cost for acquiring them, and we neither succeeded to any C corporation earnings and profits in this acquisition nor acquired any built-in gain in former C corporation assets.

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

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year are eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2012).

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

Like-Kind Exchanges

        In May 2008, we entered into a series of agreements to sell 48 medical office, clinic and biotech laboratory buildings to SNH; each of these properties was sold during 2008 or 2009 except for one, which is no longer subject to an agreement for sale. In June 2010, we entered into a series of agreements to sell 15 properties to GOV; each of these properties was sold during 2010. In November 2010, we entered into a series of agreements to sell 27 medical office, clinic and biotech laboratory buildings to SNH; each of these properties was sold during 2010 or 2011. On advice of counsel, we believe that each of the closings for our disposed properties should be viewed as a separate transaction for federal income tax purposes. We therefore entered into IRC Section 1031 like-kind exchanges for some, but not all, of the closings and reported those transactions as dispositions and exchanges separate from each other and from any cash sales.

        If, contrary to our view, the IRS recharacterizes our separate closings as one or more composite transactions, then some or all of our realized gain on the several dispositions that were intended to be like-kind exchanges may, contrary to our expectation of nonrecognition, be recognized in full. In that event, we may not have distributed all of our capital gain for 2008 through 2011, and we may owe federal income tax on the undistributed capital gain unless we elect to pay deficiency dividends to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain is recognized, but an interest charge would be imposed upon us for the delay in distribution.

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        Effective July 1, 2010, our reverse stock split resulted in a one for four combination of our common shares. The reverse stock split was a tax-free recapitalization to us and to our U.S. shareholders pursuant to Section 368(a)(1)(E) of the IRC. Thus, none of our U.S. shareholders would have recognized gain or loss for federal income tax purposes as a result of exchanging pre-combination common shares for post-combination common shares pursuant to the reverse stock split. The holding period of the post-combination common shares received by a U.S. shareholder pursuant to the reverse stock split includes the holding period of the pre-combination common shares surrendered therefor, provided that the surrendered pre-combination common shares were held as a capital asset on the date of the split. The aggregate tax basis of the post-combination common shares received by a shareholder pursuant to the reverse stock split equals the aggregate tax basis of the pre-combination common shares surrendered therefor.

        For taxable years beginning after December 31, 2012, U.S. holders who are individuals, estates or trusts will generally be required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or

(b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our series D cumulative convertible preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

        Effective July 1, 2010, our reverse stock split resulted in a one for four combination of our common shares. The reverse stock split was a tax-free recapitalization to us pursuant to Section 368(a)(1)(E) of the IRC. Provided that we were at the time of the reverse stock split a domestically controlled REIT, as discussed above, or alternatively that our common shares at the time of the reverse stock split were "regularly traded" and a non-U.S. shareholder at all times during the preceding five years owned 5% or less by value of our common shares, each as discussed above, then the reverse stock split was also a tax-free recapitalization to the non-U.S. shareholder pursuant to Section 368(a)(1)(E) of the IRC. In that event, the non-U.S. shareholder would not have recognized gain or loss for federal income tax purposes as a result of exchanging pre-combination common shares for post-combination common shares pursuant to the reverse stock split; the holding period of the post-combination common shares received by a non-U.S. shareholder pursuant to the reverse stock split would include the holding period of the pre-combination common shares surrendered therefor, provided that the surrendered pre-combination common shares were held as a capital asset on the date of the split; and, the aggregate tax basis of the post-combination common shares received by a non-U.S. shareholder pursuant to the reverse stock split would equal the aggregate tax basis of the pre-combination common shares surrendered therefor. However, at the time of the reverse stock split, if we were not a domestically controlled REIT and if either our common shares were not "regularly traded" or a non-U.S. shareholder exceeded the above 5% ownership limitation, then the non-U.S. shareholder may be required to file a U.S. federal income tax return for the taxable year of the reverse stock split in order to avoid recognition of gain on the reverse stock split; we urge any such situated non-U.S. shareholder to consult with its own tax advisor regarding the consequences of our 2010 reverse stock split.

Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2012. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        After December 31, 2012, the reporting obligations of non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons are increased. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The U.S. Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

        If the current high unemployment rate in the U.S. worsens or continues for a prolonged period, the demand to lease office and industrial space may decline. Reductions in tenant demand to lease space are likely to result in reduced occupancy and rents at our properties. Many of our operating costs, such as utilities, real estate taxes, insurance, etc., are fixed. If our rents decline our income and cash flow available for distribution will decline and we may become unable to maintain our current rate of distributions to shareholders.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if the economy will continue to improve.

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilization in 2009 and improvement in 2010, it remains unclear when the economy will fully recover to pre-recession levels. Continued weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

We may be unable to access the capital necessary to repay debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we are generally not able to retain sufficient cash from operations to repay debts, invest in our properties and fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Because of the significant reduction in the past two years in the amount of capital available to businesses on a global basis, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We are currently dependent upon economic conditions in our five core markets: Metro Philadelphia, Pennsylvania; Oahu, Hawaii; Metro Denver, Colorado; Metro Washington, DC and Metro Boston, Massachusetts.

        Approximately 40.2% of our revenues in fiscal year 2010 were derived from properties located in our five core markets: Metro Philadelphia, PA; Oahu, HI; Metro Denver, CO; Metro Washington, DC and Metro Boston, MA. A continued slowing in economic conditions in these markets will likely result in reduced demand from tenants for our properties. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

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

        Also, we face competition for acquisition opportunities from other investors, and this competition may subject us to the following risks:

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

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our shares:

  •
  Funds borrowed under our revolving credit facility and certain of our other debt bear interest at variable rates. As of December 31, 2010, we had approximately $568.2 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

Changes in the government's requirements for leased space may adversely affect us.

        Approximately 2% of our total rents pursuant to signed leases as of December 31, 2010, come from government tenants. Including rents from properties which we continue to own and our 24.6% ownership of GOV as of December 31, 2010, approximately 5% of our total rents pursuant to signed leases as of December 31, 2010, were directly or indirectly from governments. Many of our leases with government agencies allow the tenants to vacate the leased premises before the stated term expires with little or no liability. Historically, our government tenants have only rarely exercised lease termination rights and have regularly renewed leases. Nonetheless, for fiscal policy reasons, security concerns or otherwise, some or all of our government tenants may decide to vacate our properties. If a significant number of such terminations occur, our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

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

  •
  property and casualty losses, some of which may be uninsured;

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

        As of December 31, 2010, we had $3.2 billion in debt outstanding, which was 50.6% of our total book capitalization. Our note indenture, revolving credit facility and term loan permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland and other laws, may prevent shareholders from receiving a takeover premium or implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning more than 9.8% of any class or series of our outstanding shares. These provisions may assist with our REIT compliance under the IRC. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland and other laws may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

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

  •
  because of our ownership of Affiliates Insurance Company, or AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators;

  •
  a requirement that a shareholder who desires to nominate a person for election as Trustee or to propose other business not approved by our Board of Trustees at a meeting of our shareholders that would cause a breach or default of any debt instrument or agreement or other material agreement of ours, to provide (i) evidence of the lender's or contracting party's willingness to waive the breach of covenant or default or (ii) a detailed plan for repayment of the applicable indebtedness or curing the contractual breach or default and satisfying any resulting damage, in each case, satisfactory to our Board of Trustees; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies.

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

        Our declaration of trust and indemnity contracts require us to indemnify our Trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with GOV, SNH and RMR and shareholder litigation against us or our Trustees and officers may be referred to arbitration proceedings.

        Our contracts with GOV, SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against GOV, SNH, RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years. Similarly, our Australian operations benefit from locally available tax concessions which require us to satisfy complex requirements as to which there are only limited judicial and administrative interpretations. We believe that we have operated, and are operating, in compliance with the requirements for these Australian tax concessions. However, we cannot be certain that, upon review or audit, the local tax authority will agree. If we cease to be eligible for these Australian tax concessions, then we may be subject to material amounts of Australian income taxes and the value of our securities likely would decline; in addition, we could be precluded from requalifying for these Australian tax concessions again.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2012. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends could cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

Risks Related to Our Relationship with RMR

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as making individual investment decisions for us. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director, of RMR. Adam Portnoy is also our President. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other publicly traded REITs: SNH, which primarily owns healthcare, senior living properties and medical office buildings; HPT, which owns hotels and travel centers; and GOV, which owns properties that are majority leased to government tenants. RMR also provides management services to other public and private companies, including Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals, and TA, which operates and franchises travel centers. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof,

plus an incentive fee based upon increases in our funds from operations, as defined in our business management agreement with RMR. We also pay RMR property management fees based in part upon the gross rents we collect from tenants and the cost of construction we incur. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Although we believe we benefit from our management by RMR, our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility and our term loan unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of financial distress or volatility in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, even if they are without merit.

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

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. AIC's business involves the risks typical of insurance businesses. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Securities

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility and term loan; none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2010, our subsidiaries had $351.5 million of secured debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

  •
  our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and our debt indenture; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our financial condition, maintenance of our REIT tax status, and our ability to access capital. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred stock are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility and term loan agreements.

Risks Related to Investing in Foreign Countries

We are subject to social, political and economic risks of doing business in other countries.

        We conduct a portion of our business in Australia since our acquisition in October 2010 of MacarthurCook Industrial Property Fund, or MIF, an Australian listed property trust that owned at the time ten industrial properties. We also acquired an office property in Sydney, Australia in December 2010. As of December 31, 2010, we owned 11 properties with 1.8 million square feet in various locations in Australia. Circumstances and developments related to these international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

  •
  difficulties and costs of staffing and managing international operations;

  •
  currency restrictions, which may prevent the transfer of capital and profits to the United States;

  •
  unexpected changes in regulatory requirements;

  •
  potentially adverse tax consequences;

  •
  the impact of country-specific business cycles and economic instability; and

  •
  foreign ownership restrictions with respect to operations in countries.

        Although we have committed significant resources to expand our Australian business activities, if we are unable to successfully manage the risks associated with our foreign business, our out of U.S. investments could produce losses.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

        We have pursued, and intend to continue to pursue, growth opportunities in Australia where the U.S. dollar is not the national currency. At December 31, 2010, approximately 4% of our total assets were invested in Australian dollars, and we do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate any foreign currency risk. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between the Australian and U.S. dollars. More specifically, a significant change in the value of the Australian dollar may have an adverse effect on our results of operations and financial position in the future. In the future, we may try to mitigate this foreign currency risk by borrowing under debt agreements denominated in Australian dollars and, on occasion and when deemed appropriate, using derivative contracts. However, we have no present intention to do so, and if we engage in such mitigation strategies, we cannot assure you that those attempts to mitigate foreign currency risk would be successful.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        General.    At December 31, 2010, we had real estate investments totaling approximately $6.4 billion in 481 properties, excluding properties classified as held for sale, that were leased to approximately 2,000 tenants. Our properties are located in both suburban and central business district, or CBD, areas. We have concentrations of properties in five major geographic segments: Metro Philadelphia, PA; Oahu, HI; Metro Denver, CO; Metro Washington, DC and Metro Boston, MA. For further information by geographic segment, see Note 11 to our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

        The locations of our owned real estate at December 31, 2010, excluding properties held for sale, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount(1)	Net Book Value(1)	Rent(2)
United States:
Alabama	9	$118,610	$115,697	$17,533
Arizona	6	86,030	67,333	12,895
California	54	295,626	273,741	37,295
Colorado	9	305,001	278,710	45,989
Connecticut	16	134,248	116,640	15,169
Delaware	1	54,407	38,601	5,238
District of Columbia	3	123,214	103,982	13,987
Florida	2	48,848	45,978	7,659
Georgia	33	248,822	192,575	25,605
Hawaii	57	646,555	638,463	76,673
Illinois	9	224,465	208,906	35,604
Indiana	4	98,228	86,151	13,859
Iowa	2	21,874	20,431	1,948
Kansas	41	117,705	112,771	17,235
Kentucky	1	11,981	9,898	1,296
Maryland	9	270,576	221,385	37,111
Massachusetts	12	209,344	167,620	33,118
Michigan	2	54,098	53,412	9,944
Minnesota	12	115,814	88,025	14,349
Missouri	7	58,685	51,847	9,117
New Jersey	5	168,139	154,190	28,498
New Mexico	8	49,649	39,814	7,596
New York	47	351,208	292,155	48,253
North Carolina	2	44,637	44,306	7,351
Ohio	20	202,775	184,062	30,807
Pennsylvania	32	1,066,114	815,009	150,979
South Carolina	10	65,376	59,050	7,070
Tennessee	3	52,428	46,385	6,562
Texas	26	398,514	302,213	38,690
Virginia	9	102,997	83,170	15,106
Washington	17	213,860	201,091	28,753
Wisconsin	2	124,037	120,353	21,909
Australia	11	273,393	273,033	32,516

Total real estate	481	$6,357,258	$5,506,997	$855,714

(1)
Excludes purchase price allocations for acquired real estate leases.

(2)
Rent is pursuant to signed leases as of December 31, 2010, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        At December 31, 2010, 15 properties with an aggregate cost of $599.2 million were encumbered by mortgage notes payable totaling $351.5 million.

Item 3.    Legal Proceedings.

        In August 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United States Constitution. In May 2010, the U.S. District Court in Hawaii ruled that the law intended to limit the rents we may charge violates the U.S. Constitution and is unenforceable and a judgment was entered in our favor on June 1, 2010. During June 2010, the State of Hawaii appealed this judgment to the U.S. Court of Appeals for the 9th Circuit. In October 2010, we entered a settlement agreement with the State of Hawaii pursuant to which the State's appeal was dismissed with prejudice and we agreed not to seek recovery of our attorneys' fees from the State. Our settlement with the State preserves our ability to seek recovery of our attorneys' fees from a tenants' organization which sponsored this unconstitutional legislation and then intervened in this litigation. We are now pursuing this claim to recover our attorneys' fees.

        In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: CWH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transactions reports:

	High	Low
2009
First Quarter	$16.76	$9.92
Second Quarter	20.52	12.00
Third Quarter	32.52	15.80
Fourth Quarter	30.20	24.16
2010
First Quarter	$32.56	$25.24
Second Quarter	33.00	24.60
Third Quarter	28.00	22.89
Fourth Quarter	26.70	23.85

        The closing price of our common shares on the NYSE on February 18, 2011, was $28.52 per share. The share prices in the tables above reflect the one for four combination of our common shares effective July 1, 2010.

        As of February 18, 2011, there were approximately 1,840 shareholders of record, and we estimate that as of such date there were in excess of 66,680 beneficial owners of our common shares.

        In July 2010, we declared a new quarterly common share dividend rate of $0.50 per share ($2.00 per share per year). Information about distributions paid to common shareholders is summarized in the table below and reflect the one for four combination of our common shares effective July 1, 2010. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2009	2010
First Quarter	$0.48	$0.48
Second Quarter	0.48	0.48
Third Quarter	0.48	0.50
Fourth Quarter	0.48	0.50

Total	$1.92	$1.96

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

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. Amounts are in thousands, except per share data.

	Year Ended December 31,
Income Statement Data	2010	2009		2008	2007	2006
Total revenues	$793,370	$770,941		$752,110	$699,717	$668,312
Income from continuing operations	79,751	78,931		61,731	68,141	199,475
Net income(1)	135,409	164,674		244,645	124,255	250,580
Net income available for common shareholders(2)	81,755	114,006		193,977	59,453	198,974
Common distributions declared	99,374	134,741		190,302	136,239	220,481
Weighted average common shares outstanding—basic	64,703	56,055		56,617	53,590	52,491
Weighted average common shares outstanding—diluted	72,001	63,353		63,915	60,888	54,131
Earnings per common share:
Income from continuing operations available for common shareholders—basic and diluted	$0.40	$0.50		$0.20	$0.06	$2.82
Net income available for common shareholders—basic and diluted(2)	$1.26	$2.03		$3.43	$1.11	$3.79
Common distributions declared	$1.48	$2.40	(3)	$3.36	$2.52	$4.20

	December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Real estate properties(4)	$6,357,258	$6,323,681	$6,242,257	$6,156,294	$5,762,273
Equity investments	171,464	158,822	—	—	—
Total assets	6,588,520	6,121,321	6,016,099	5,859,332	5,575,949
Total indebtedness, net	3,206,066	2,992,650	2,889,918	2,774,160	2,397,231
Total shareholders' equity	3,131,690	2,889,066	2,921,112	2,902,883	2,950,768

(1)
Changes in net income result from property acquisitions and sales during all periods presented, net gains aggregating $206.9 million recognized in 2010 from the sale of properties and the issuance of common shares by GOV, losses aggregating $154.3 million recognized in 2010 from asset impairment and accelerated depreciation, the contribution of 29 properties to GOV during 2009, gains aggregating $99.8 million recognized in 2009 from the sale of properties and early extinguishment of debt, losses aggregating $31.9 million recognized in 2009 from asset impairment, gains of $137.2 million recognized in 2008 from the sale of properties and gains of $116.3 million recognized in 2006 from our sale of all 7.7 million SNH common shares and 4.0 million HPT common shares we owned.

(2)
Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of preferred shares.

(3)
Includes a $0.48 per common share distribution which was declared on December 11, 2009, and paid on January 29, 2010, to shareholders of record as of the close of business on December 21, 2009. This "pull back dividend" was with respect to earnings in the three months ended December 31, 2009, but was declared in December 2009 and paid in 2010 to comply with REIT distribution requirements of the IRC.

(4)
Excludes value of acquired real estate leases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We primarily own office and industrial buildings located throughout the United States and, beginning in 2010, Australia. We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

        As of December 31, 2010, 87.7% of our total square feet was leased, compared to 88.8% leased as of December 31, 2009. These results reflect a 1.9 percentage point decrease in occupancy at properties we owned continuously since January 1, 2009, partially offset by property acquisitions. Occupancy data for 2010 and 2009 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2010	2009	2010	2009
Total properties	481	462	429	429
Total square feet	64,018	60,647	55,372	55,372
Percent leased(3)	87.7%	88.8%	86.6%	88.5%

(1)
Excludes properties classified in discontinued operations as of December 31, 2010.

(2)
Based on properties owned continuously since January 1, 2009, and excludes properties classified in discontinued operations as of December 31, 2010.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

        During the year ended December 31, 2010, we signed lease renewals for 4.9 million square feet and new leases for 2.1 million square feet, at weighted average rental rates that were 1% below rents previously charged for the same space. Average lease terms for leases signed during 2010 were 6.1 years. Commitments for tenant improvement and leasing costs for leases signed during 2010 totaled $77.6 million, or $11.06 per square foot on average (approximately $1.81/sq. ft. per year of the lease term).

        During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing, but remain weak. As a result, the amount of leasing activity within our portfolio has slowed and our occupancy has declined. Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since 2008. These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases. We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through the end of 2011, but we expect our occupancy may begin to improve in late 2011 and 2012. However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

        We review all of our long lived assets used in operations for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred. During 2010, we determined the carrying value of 36 properties exceeded their estimated fair value based on agreed upon sales prices, broker valuations and an analysis of property level cash flows, resulting in impairment charges aggregating $129.3 million.

        Approximately 19.4% of our leased square feet and 22.0% of our rents are included in leases scheduled to expire through December 31, 2012. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated. Lease expirations by year, as of December 31, 2010, are as follows (square feet and dollars in thousands):

Year	Square Feet Expiring(1)	% of Square Feet Expiring	Cumulative % of Square Feet Expiring	Annualized Rental Income Expiring(2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2011	5,827	10.4%	10.4%	$93,780	11.0%	11.0%
2012	5,045	9.0%	19.4%	94,230	11.0%	22.0%
2013	5,442	9.7%	29.1%	96,515	11.3%	33.3%
2014	4,242	7.5%	36.6%	68,298	8.0%	41.3%
2015	3,676	6.5%	43.1%	74,934	8.8%	50.1%
2016	4,358	7.8%	50.9%	64,911	7.5%	57.6%
2017	2,875	5.1%	56.0%	76,590	8.9%	66.5%
2018	2,812	5.0%	61.0%	58,959	6.9%	73.4%
2019	3,401	6.1%	67.1%	42,778	5.0%	78.4%
2020	2,483	4.4%	71.5%	59,810	7.0%	85.4%
Thereafter	16,004	28.5%	100.0%	124,909	14.6%	100.0%

	56,165	100.0%		$855,714	100.0%

Weighted average remaining lease term (in years):	8.0			6.1

(1)
Square feet is pursuant to signed leases as of December 31, 2010, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Annualized rental income is rents pursuant to signed leases as of December 31, 2010, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        Our principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance, except from our government tenants, who pay rents monthly in arrears. As of December 31, 2010, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Income(2)	Expiration
1. Telstra Corporation Limited	311	0.6%	2.3%	2020
2. Expedia, Inc.	354	0.6%	2.1%	2018
3. PNC Financial Services Group	613	1.1%	1.8%	2012 to 2021
4. John Wiley & Sons, Inc.	342	0.6%	1.8%	2017
5. GlaxoSmithKline plc	608	1.1%	1.7%	2013
6. U. S. Government(3)	476	0.8%	1.6%	2011 to 2031
7. Wells Fargo Bank	461	0.8%	1.4%	2011 to 2017
8. Jones Day (law firm)	407	0.7%	1.3%	2012 and 2019
9. The Bank of New York Mellon Corp.	390	0.7%	1.2%	2011, 2012, 2015, 2020
10. Ballard Spahr Andrews & Ingersoll, LLP (law firm)	269	0.5%	1.2%	2011, 2012, 2015
11. Flextronics International Ltd.	894	1.6%	1.1%	2014
12. JDA Software Group, Inc.	283	0.5%	1.1%	2012
13. ING	410	0.7%	1.1%	2011 and 2018
14. Towers Watson	334	0.6%	1.0%	2011 to 2020
15. SunGard Capital Corporation	201	0.4%	1.0%	2011, 2016, 2017

Total	6,353	11.3%	21.7%

(1)
Square feet is pursuant to signed leases as of December 31, 2010, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Annualized rental income is rents pursuant to signed leases as of December 31, 2010, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)
Including our 24.6% pro rata ownership of GOV as of December 31, 2010: the U.S. Government represents 1,754 square feet, or 3.1% of our total square feet, and 4.9% of our total rental income.

Investment Activities

        Since January 1, 2010, we have acquired 47 office and industrial properties with a combined 6.4 million square feet for $1.1 billion, excluding closing costs. At the time of acquisition, these properties were 93.9% leased at rents which yielded approximately 9.5% of the aggregate gross purchase price, based on estimated annual net operating income, or NOI, which we define as rental income less property operating expenses on the date of closing.

        Since January 1, 2010, we have sold 45 office and industrial properties with a combined 5.3 million square feet for $713.7 million, excluding closing costs, and recognized net gains of approximately $206.6 million. In one of the sale transactions, we provided mortgage financing to the buyer, a not for profit hospital entity, totaling $8.3 million at 4.75% for ten years. Included in these sales were two portfolio transactions involving affiliated companies:

  •
  In June 2010, we entered agreements to sell 15 properties to GOV that contain approximately 1.9 million square feet for aggregate sales prices of $231.0 million, excluding closing costs. We sold all 15 of these properties during 2010 and we recognized total gains of $34.3 million, exclusive of deferred gains of $14.6 million attributable to our ownership interest in GOV. The net book value for four of these properties sold to GOV in September 2010 exceeded their allocated sales prices, and we recorded impairment charges of $21.5 million during the second quarter of 2010.

  •
  In November 2010, we entered into various purchase and sale agreements to sell 27 properties, which are majority leased as medical office, clinic and biotech laboratory buildings, to SNH for aggregate sales prices of $470.0 million, excluding closing costs. In 2010, we sold 21 of these properties containing approximately 2.1 million square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million. In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95.9 million, excluding closing costs, and we expect to recognize gains totaling approximately $34.5 million. In addition, SNH has rights of first refusal to purchase from us any of 19 additional buildings that are leased to tenants in medical related businesses which we continue to own.

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

Financing Activities

        In March and September 2010, we issued 8,625,000 and 7,500,000 common shares, respectively, in underwritten public offerings, raising net proceeds aggregating $430.8 million. We used the net proceeds from these offerings to repay amounts then outstanding under our revolving credit facility and for general business purposes, including property acquisitions and debt repayments.

        In August 2010, we entered into a new $750.0 million unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes. The new facility replaced our previous $750.0 million unsecured revolving credit facility which had a maturity date of August 22, 2010. The maturity date of the new facility is August 8, 2013, and includes an option for us to extend the facility for one year to August 8, 2014. Interest paid under the new facility is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings.

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

        In December 2010, we entered into a $400.0 million five year unsecured term loan with a group of banks. The term loan matures on December 15, 2015 and can be prepaid without penalty beginning December 16, 2012. Interest paid under the term loan is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings. Net proceeds from the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

RESULTS OF OPERATIONS

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)
Rental income	$793,370	$770,941	$22,429	2.9%

Expenses:
Operating expenses	333,889	323,255	10,634	3.3%
Depreciation and amortization	207,884	177,019	30,865	17.4%
General and administrative	39,646	36,575	3,071	8.4%
Acquisition related costs	21,560	4,298	17,262	401.6%

Total expenses	602,979	541,147	61,832	11.4%

Operating income	190,391	229,794	(39,403)	(17.1)%
Interest and other income	3,159	1,194	1,965	164.6%
Interest expense	(179,642)	(166,855)	12,787	7.7%
Loss on asset impairment	(30,811)	(11,699)	19,112	163.4%
(Loss) gain on early extinguishment of debt	(796)	20,686	(21,482)	(103.8)%
Equity in earnings of investees	8,464	6,546	1,918	29.3%
Gain on issuance of shares by an equity investee	34,808	—	34,808	100.0%
Gain on sale of properties	34,336	—	34,336	100.0%
Gain on asset acquisition	20,392	—	20,392	100.0%

Income from continuing operations before income tax expense	80,301	79,666	635	0.8%
Income tax expense	(550)	(735)	(185)	(25.2)%

Income from continuing operations	79,751	78,931	820	1.0%
Discontinued operations:
Income from discontinued operations	16,591	26,793	(10,202)	(38.1)%
Loss on asset impairment	(98,453)	(20,183)	78,270	387.8%
Loss on early extinguishment of debt	(248)	—	248	100.0%
Net gain on sale of properties	137,768	79,133	58,635	74.1%

Net income	135,409	164,674	(29,265)	(17.8)%
Preferred distributions	(47,733)	(50,668)	(2,935)	(5.8)%
Excess redemption price paid over carrying value of preferred shares	(5,921)	—	5,921	100.0%

Net income available for common shareholders	$81,755	$114,006	$(32,251)	(28.3)%

Weighted average common shares outstanding—basic	64,703	56,055	8,648	15.4%

Weighted average common shares outstanding—diluted	72,001	63,353	8,648	13.7%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.40	$0.50	$(0.10)	(20.0)%

Income from discontinued operations	$0.86	$1.53	$(0.67)	(43.8)%

Net income available for common shareholders	$1.26	$2.03	$(0.77)	(37.9)%

        Rental income.    Rental income increased for the year ended December 31, 2010, compared to the same period in 2009, primarily due to an increase in rental income from our Other Markets and Metro Denver, CO segments, offset by decreases in rental income from our Metro Washington, DC and Metro Boston, MA segments, as described in the segment information note to our consolidated financial statements. The aggregate increase primarily reflects the acquisition of 52 properties in 2009 and 2010, offset by a decrease in rental income from the contribution of 29 properties to GOV in 2009, the sale of 15 properties to GOV in 2010 and the decline in occupancy in 2010. Rental income from our Other Markets segment increased $23.7 million, or 5.3%, primarily reflecting the acquisition of 46 properties during 2009 and 2010, offset by a $26.3 million decrease in rental income resulting from the contribution of 22 properties to GOV in June 2009 and the sale of 11 properties to GOV in 2010, and the decline in occupancy primarily from properties we owned continuously since January 1, 2009. Rental income from our Metro Denver, CO segment increased by $14.2 million, or 50.8%, primarily reflecting the acquisition of two properties in 2009 and 2010, offset by the contribution of three properties to GOV in June 2009. Rental income from our Metro Washington, DC segment decreased by $12.9 million, or 22.0%, primarily reflecting the contribution of four properties to GOV in June 2009 and the sale of two properties to GOV in 2010, offset by an increase in rental income from two properties acquired during 2009 and two properties acquired during 2010. Rental income from our Metro Boston, MA segment decreased $4.0 million, or 10.3%, primarily reflecting the sale of two properties to GOV in 2010 and the decline in occupancy in 2010. Rental income includes non-cash straight line rent adjustments totaling $11.4 million in 2010 and $12.8 million in 2009 and amortization of acquired real estate leases and obligations totaling ($6.9) million in 2010 and ($9.0) million in 2009. Rental income also includes lease termination fees totaling $2.1 million in 2010 and $1.2 million in 2009.

        Total expenses.    The increase in total expenses primarily reflects the acquisition of properties during 2009 and 2010, offset by the contribution of 29 properties to GOV in June 2009 and the sale of 15 properties to GOV during 2010. The increase in depreciation and amortization is also attributable to accelerated depreciation of $25.0 million on eight properties that we expect to take out of service and raze in 2011. The increase in general and administrative expenses is also due to an increase in legal fees associated with our industrial and commercial land in Hawaii and other litigation costs. The increase in acquisition related costs reflects taxes and fees related to properties acquired in Australia during 2010.

        Interest and other income.    The increase in interest and other income in 2010 primarily reflects a $750,000 nonrefundable deposit that was forfeited by the buyer of one of our properties when the buyer was unable to meet its obligation to purchase the property in January 2010 and $376,000 of interest income from our investment in marketable pass through certificates redeemed in August 2010.

        Interest expense.    The increase in interest expense in 2010 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in 2010, $125.0 million of 7.50% unsecured senior notes and $175.0 million of mortgage debt with a current interest rate of 5.66% during 2009, offset by the repurchase and retirement of $109.5 million of our debt in 2009, the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% and $20.0 million of 8.625% unsecured senior notes in 2010.

        Loss on asset impairment in continuing operations.    The loss on asset impairment in 2010 reflects the write down to estimated fair value of four office properties that we sold to GOV totaling $21.5 million, four industrial & other properties located in our Other Markets segment totaling $5.1 million and one office property located in our Metro Boston, MA segment totaling $4.2 million. The loss on asset impairment in 2009 reflects the write down to estimated fair value of two office properties and three industrial & other properties located in our Other Markets segment.

        (Loss) gain on early extinguishment of debt.    The loss on early extinguishment of debt in 2010 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $182.4 million of mortgage debt in August 2010. The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due in 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due in 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due in 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due in 2014 for $4.3 million and $14.0 million of our 6.40% senior notes due in 2015 for $11.0 million, net of unamortized deferred financing fees and note discounts.

        Equity in earnings of investees.    Equity in earnings of investees represents our proportionate share of earnings (loss) from AIC and from GOV. The increase in earnings of investees primarily reflects our ownership interest in GOV since its formation in June 2009.

        Gain on issuance of shares by an equity investee.    The gain on issuance of shares by an equity investee reflects the issuance of 9,775,000 common shares by GOV in January 2010 and the issuance of 9,200,000 common shares by GOV in August 2010 at prices above our per share carrying value.

        Gain on sale of properties in continuing operations.    Net sales proceeds and gains from the sale of 15 office properties to GOV in 2010 were $229.4 million and $34.3 million, respectively.

        Gain on asset acquisition.    The gain on asset acquisition in 2010 represents the excess of the fair value of the assets we acquired when we purchased MIF over the price we paid.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from 20 office properties and three industrial properties sold in 2010, ten office properties sold in 2009 and 12 office properties and 22 industrial & other properties classified as held for sale as of December 31, 2010. The properties contributed or sold to GOV are not considered discontinued operations because of our continuing ownership of GOV.

        Loss on asset impairment in discontinued operations.    The loss on asset impairment in discontinued operations in 2010 reflects the write down to estimated fair value of six office properties and 21 industrial & other properties located in our Other Markets and Metro Boston, MA segments that we are currently marketing for sale. The loss on asset impairment in discontinued operations in 2009 reflects the write down to estimated fair value of two office properties and one industrial property located in our Other Markets segment. Two of these properties were sold during 2010 and one property is being marketed for sale.

        Net gain on sale of properties from discontinued operations.    Net sales proceeds and net gains from the sale of 20 office properties and three industrial & other properties in 2010 were $374.4 million and $137.8 million, respectively. Net sales proceeds and gain from the sale of ten office properties in 2009 were $212.0 million and $79.1 million, respectively.

        Net income and net income available for common shareholders.    The decrease in net income and net income available for common shareholders is due primarily to losses on asset impairment and accelerated depreciation in 2010, gain on the early extinguishment of debt recognized in 2009, a decrease in rents resulting from the contribution of 29 properties to GOV in June 2009, a decrease in rents from properties sold in 2009 and 2010, an increase in interest expense and the decline in occupancy in 2010, offset by the net gain recognized on sales of properties and the issuance of common shares by GOV, and income from acquisitions made during 2009 and 2010. Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of our 8 3/4% series B preferred shares that we redeemed in October 2010.

RESULTS OF OPERATIONS

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)
Rental income	$770,941	$752,110	$18,831	2.5%

Expenses:
Operating expenses	323,255	314,109	9,146	2.9%
Depreciation and amortization	177,019	167,298	9,721	5.8%
General and administrative	36,575	33,891	2,684	7.9%
Acquisition related costs	4,298	—	4,298	100.0%

Total expenses	541,147	515,298	25,849	5.0%

Operating income	229,794	236,812	(7,018)	(3.0)%
Interest and other income	1,194	1,442	(248)	(17.2)%
Interest expense	(166,855)	(173,467)	(6,612)	(3.8)%
Loss on asset impairment	(11,699)	(2,283)	9,416	412.4%
Gain on early extinguishment of debt	20,686	—	20,686	100.0%
Equity in earnings of investees	6,546	—	6,546	100.0%

Income from continuing operations before income tax expense	79,666	62,504	17,162	27.5%
Income tax expense	(735)	(773)	(38)	(4.9)%

Income from continuing operations	78,931	61,731	17,200	27.9%
Discontinued operations:
Income from discontinued operations	26,793	45,740	(18,947)	(41.4)%
Loss on asset impairment	(20,183)	—	20,183	100.0%
Gain on sale of properties	79,133	137,174	(58,041)	(42.3)%

Net income	164,674	244,645	(79,971)	(32.7)%
Preferred distributions	(50,668)	(50,668)	—	—%

Net income available for common shareholders	$114,006	$193,977	$(79,971)	(41.2)%

Weighted average common shares outstanding—basic	56,055	56,617	(562)	(1.0)%

Weighted average common shares outstanding—diluted	63,353	63,915	(562)	(0.9)%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.50	$0.20	$0.30	(150.0)%

Income from discontinued operations	$1.53	$3.23	$(1.70)	(52.6)%

Net income available for common shareholders	$2.03	$3.43	$(1.40)	(40.8)%

        Rental income.    Rental income increased for the year ended December 31, 2009, compared to the same period in 2008, primarily due to increases in rental income from our Other Markets, Metro Denver, CO and Oahu, HI segments, offset by a decrease in rental income from our Washington, DC market segment, as described in the segment information note to our consolidated financial statements. The aggregate increase reflects property acquisitions offset by a decrease in rental income from the contribution of 29 properties to GOV and the decline in occupancy. Rental income from our Other Markets segment increased $15.6 million, or 3.6%, reflecting the acquisition of eight properties during

2009 and 54 properties during 2008, offset by a $25.6 million decrease in rental income from the contribution of 22 properties to GOV in June 2009, and the decline in occupancy primarily from properties we owned continuously since January 1, 2008. Rental income from our Metro Denver, CO segment increased $8.0 million, or 39.7%, primarily reflecting the acquisition of one property during 2009, offset by a $3.3 million decrease in rental income from the contribution of three properties to GOV in June 2009. Rental income from our Oahu, HI segment increased $5.7 million, or 8.6%, primarily because of an increase in weighted average rental rates for new leases and lease renewals signed during 2008 and 2009. Rental income from our Washington, DC segment decreased by $12.0 million, or 17%, primarily reflecting the contribution of four properties to GOV in June 2009. Rental income includes non-cash straight line rent adjustments totaling $12.8 million in 2009 and $16.6 million in 2008 and amortization of acquired real estate leases and obligations totaling ($9.0) million in 2009 and ($8.0) million in 2008. Rental income also includes lease termination fees totaling $1.2 million in 2009 and $1.3 million in 2008.

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

        Loss on asset impairment in continuing operations.    The loss on asset impairment in 2009 reflects the write down of the net book value of two office and three industrial properties located in our Other Markets segment to their estimated fair value. These properties have low current occupancy levels and low long term leasing or releasing prospects. The loss on asset impairment in 2008 reflects the write off of the net book value of three industrial properties located in our Other Markets segment, that were taken out of service in December 2008.

        Gain on early extinguishment of debt.    The gain on early extinguishment of debt in 2009 relates to the repurchase and retirement of $31.8 million of our floating rate senior notes due in 2011 for $24.2 million, $49.3 million of our 6.95% senior notes due in 2012 for $41.5 million, $9.0 million of our 6.50% senior notes due in 2013 for $7.3 million, $5.3 million of our 5.75% senior notes due in 2014 for $4.3 million, and $14.0 million of our 6.40% senior notes due in 2015 for $11.0 million, net of unamortized deferred financing fees and note discounts.

        Equity in earnings of investees.    Equity in earnings of investees represents our proportionate share of earnings (loss) from AIC since our investment in this company in February 2009 and from GOV since its initial public offering in June 2009.

        Income from continuing operations.    The increase in income from continuing operations is due primarily to the decrease in floating interest rates and the repurchase and retirement of some of our senior notes, the gain on early extinguishment of debt and income from acquisitions in 2009 and 2008, offset by the loss on asset impairment in continuing operations recognized in 2009, the decline in occupancy in 2009, the increase in depreciation and amortization expense, and the contribution of 29 properties to GOV in June 2009.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from 20 office properties and three industrial properties sold in 2010, ten office properties sold in 2009, 37 office properties sold during 2008 and 12 office properties and 22 industrial & other properties classified as held for sale as of December 31, 2010. The properties contributed or sold to GOV are not considered discontinued operations because of our continuing ownership of GOV.

        Loss on asset impairment in discontinued operations.    The loss on asset impairment in discontinued operations in 2009 reflects the write down of the net book value of two office properties and one industrial property located in our Other Markets segment to their estimated fair value. Two of these properties were sold during 2010 and the other property was classified as held for sale and included in discontinued operations as of December 31, 2010.

        Gain on sale of properties in discontinued operations.    Net sales proceeds and gain from the sale of ten office properties in 2009 were $212.0 million and $79.1 million, respectively. Net sales proceeds and gain from the sale of 37 office properties in 2008 were $333.6 million and $137.2 million, respectively.

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

        Cash flows provided by (used in) operating, investing and financing activities were $252.1 million, ($353.5) million and $274.9 million, respectively, for the year ended December 31, 2010, and $297.0 million, ($465.3) million and $170.9 million, respectively, for the year ended December 31, 2009. Changes in all three categories between 2010 and 2009 are primarily related to property acquisitions and sales, repayments and issuances of debt obligations in 2009 and 2010, the redemption of our series B preferred shares in 2010 and net proceeds received from the issuance of 16,125,000 of our common shares during 2010.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. In August 2010, we entered a new $750.0 million unsecured revolving credit facility. The new facility replaced our previous $750.0 million unsecured revolving credit facility, which had a maturity date of August 22, 2010. The maturity date of the new facility is August 8, 2013 and includes an option for us to extend the facility for one year to August 8, 2014. The new facility also includes a feature under which the maximum borrowing may be increased to up to $1.5 billion in certain circumstances. At December 31, 2010, zero was outstanding and $750.0 million was available under our revolving credit facility. We also had cash and cash equivalents of $194.0 million, reflecting excess proceeds received from our new $400.0 million term loan and sale of properties to SNH in December 2010. We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

        As of February 23, 2011, there was zero outstanding and $750.0 million available under our revolving credit facility.

        Our outstanding debt maturities and weighted average interest rates as of December 31, 2010, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(2)	Weighted Average Interest Rate
2011	$168,219	$—	$33,631		$201,850	2.0%
2012	—	150,680	31,492		182,172	7.0%
2013	—	190,980	5,779		196,759	6.5%
2014	—	244,655	17,876		262,531	5.7%
2015	400,000	436,000	13,543		849,543	4.3%
2016	—	400,000	59,768		459,768	6.2%
2017	—	250,000	4,939		254,939	6.2%
2018	—	250,000	5,283		255,283	6.6%
2019	—	125,000	166,359	(1)	291,359	6.5%
2020 and thereafter	—	250,000	18,136		268,136	5.9%

	$568,219	$2,297,315	$356,806		$3,222,340	5.5%

(1)
We have a mortgage loan for $175.0 million secured by one property located in Philadelphia, PA that matures in 2019. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years with a cash flow hedge that sets the rate at approximately 5.66% per year.

(2)
Total debt as of December 31, 2010, net of unamortized premiums and discounts, equals $3,206,066.

        In August 2010, we repaid at maturity all $30.0 million of our 8.875% senior notes due in 2010. We also prepaid at par $266.7 million of mortgage debt that was scheduled to mature in 2011 and 2029. In connection with the prepayment of this mortgage debt, we recorded a loss on early extinguishment of debt of $1.0 million from the write off of unamortized discounts and deferred financing fees in 2010. We funded these payments with borrowings under our revolving credit facility. In October 2010, we repaid at maturity all $20.0 million of our 8.625% senior notes due in 2010 using cash on hand.

        In September 2010, we issued $250.0 million of unsecured senior notes in a public offering, raising net proceeds of approximately $242.5 million. These notes bear interest at 5.875% per annum, require semi-annual interest payments and mature in September 2020. Net proceeds from these notes were used to repay amounts then outstanding under our revolving credit facility.

        In October 2010, we redeemed the remaining 7,000,000 shares of our series B preferred shares for $25.00 per share plus accrued and unpaid distributions, using borrowings under our revolving credit facility.

        In December 2010, we entered into a $400.0 million five year unsecured term loan with a group of banks. The term loan matures on December 15, 2015 and can be prepaid without penalty beginning December 16, 2012. Interest paid under the term loan is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings. Net proceeds from the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

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

        On June 14, 2010, our Board of Trustees approved a reverse stock split that resulted in a one for four combination of our common shares of beneficial interest, $0.01 par value per share, effective July 1, 2010. The reverse stock split reduced the number of our then issued and outstanding common shares from 258,385,241 to 64,596,311. The number of our authorized common shares did not change. Common share amounts presented for all periods have been restated to reflect the reverse stock split. As a result of the reverse stock split, the conversion rate of our 15,180,000 outstanding series D cumulative convertible preferred shares, or series D preferred shares, automatically changed from 1.9231 common shares per series D preferred share to 0.480775 common share per series D preferred share (the equivalent of a change in conversion price from $13.00 per common share to $52.00 per common share).

        During the year ended December 31, 2010, we received cash distributions totaling $16.1 million from GOV. At December 31, 2010, we owned 9,950,000, or 24.6%, of the common shares of beneficial interest of GOV with a carrying value of $166.4 million and a market value, based on quoted market prices, of $266.6 million ($26.79 per share). During 2010, GOV completed public offerings of 18,975,000 common shares at per share prices above our carrying value per share, reducing our ownership percentage in GOV from 46.3% to 24.6%, and we recognized gains totaling $34.8 million.

        In June 2010, we entered agreements to sell 15 properties to GOV with approximately 1.9 million square feet. We sold all 15 of these properties during 2010 for aggregate sales prices of $231.0 million, excluding closing costs, and recognized gains totaling $34.3 million, exclusive of deferred gains of $14.6 million attributable to our ownership interest in GOV. In connection with GOV's initial public offering in June 2009, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest if the property is then majority leased to a government tenant, including these 15 properties. These transactions were negotiated by special committees of our and GOV's boards of trustees composed solely of Independent Trustees who are not also Trustees of the other company.

        In September 2010, we sold an office property located in Irondequoit (Rochester), NY with approximately 310,000 square feet for $9.8 million, excluding closing costs. In connection with this sale, we provided mortgage financing to the buyer, a not for profit hospital entity, totaling $8.3 million at 4.75% per annum and recognized a gain on sale of $4.6 million in 2010.

        In November 2010, we sold an industrial property located in Cleveland, OH with approximately 168,000 square feet for $700,000, excluding closing costs, and recognized a loss of $72,000.

        In November 2010, we entered into various purchase and sale agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for aggregate sales prices of $470.0 million, excluding closing costs. In 2010, we sold 21 of these properties containing approximately 2.1 million square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million. In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95.9 million, excluding closing costs, and we expect to recognize gains totaling approximately $34.5 million. In addition, SNH has rights of first refusal to purchase from us any of 19 additional buildings that are majority leased to tenants in medical related businesses which we continue to own. Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH's boards of trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

        In February 2011, we sold an industrial property located in Adairsville, GA with approximately 101,000 square feet for $2.3 million, excluding closing costs.

        As of December 31, 2010, we had 12 office properties with a combined 1.6 million square feet and 22 industrial & other properties with a combined 2.2 million square feet classified as held for sale in our consolidated balance sheet. We are actively marketing these properties for sale and expect to sell them within the next year.

        Since January 1, 2010, we acquired 47 properties with a combined 6.4 million square feet for aggregate purchase prices of $1.1 billion, excluding closing costs, using cash on hand, borrowings under our revolving credit facility, proceeds from senior notes offerings, proceeds from our term loan, property sales and proceeds from the issuance of our common shares. We also entered agreements to acquire six additional properties with 1.2 million square feet for aggregate purchase prices of $162.2 million, excluding closing costs and including the assumption of approximately $15.3 million of mortgage debt that is not currently prepayable. Details of these transactions are as follows:

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

        In September 2010, we acquired one office property located in Greensboro, NC with 323,773 square feet. This property is 86% leased to 21 tenants for an average lease term of 5.0 years. The purchase price was $44.7 million, excluding closing costs.

        In October 2010, we acquired MIF, an Australian property trust that owned at the time 10 industrial properties with approximately 1.4 million square feet. These properties are 90% leased to 14 tenants for a weighted (by rents) average lease term of 4.7 years. The MIF properties are located in five Australian states: New South Wales (3 properties), Victoria (2 properties), Western Australia (2 properties), Tasmania (2 properties) and Queensland (1 property). The aggregate purchase price for these properties was $84.8 million, excluding acquired positive working capital and closing costs.

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

        In December 2010, we acquired seven office properties located in Birmingham, AL with a combined 904,109 square feet. These properties are 95% leased to 40 tenants for a weighted (by rents) average lease term of 4.5 years. The aggregate purchase price was $92.5 million, excluding closing costs.

        In December 2010, we acquired an office property located in Folsom, CA with 96,022 square feet. This property is 100% leased to Micron Technology, Inc. for 9.3 years. The purchase price was $32.3 million, excluding closing costs.

        In December 2010, we acquired an office property located in Sydney, Australia with 313,865 square feet. This property is 100% leased to Telstra Corporation Limited for 9.3 years. The purchase price was $191.1 million, excluding closing costs.

        In January 2011, we acquired three office properties located in Boca Raton, FL with a combined 639,830 square feet. These properties are 100% leased to Office Depot for 12.8 years. The aggregate purchase price was $171.0 million, excluding closing costs.

        In January 2011, we acquired an office property located in Columbia, SC with 115,028 square feet. This property is 99% leased to six tenants for a weighted (by rents) average lease term of 4.8 years. The purchase price was $12.0 million, excluding closing costs.

        In January 2011, we acquired an office property located in Chelmsford, MA with 98,048 square feet. This property is 100% leased to Comcast Corporation for 5.2 years. The purchase price was $10.0 million, excluding closing costs.

        In February 2011, we acquired an office property located in Montvale, NJ with 119,089 square feet. This property is 100% leased to three tenants for a weighted (by rents) average lease term of 6.4 years. The purchase price was $20.6 million, excluding closing costs.

        In November 2010, we entered a purchase and sale agreement to acquire four office properties located in Stafford, VA with a combined 149,023 square feet. The aggregate purchase price is $25.7 million, excluding closing costs. These properties are 100% leased to ten tenants for a weighted (by rents) average lease term of 1.7 years. We expect to acquire these properties and assume approximately $15.3 million of mortgage debt during the first quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

        In February 2011, we entered a purchase and sale agreement to acquire two mixed use office properties located in Phoenix, AZ with a combined 1,063,364 square feet. These properties are 92% leased to 44 tenants for a weighted (by rents) average lease term of 9.8 years. The aggregate purchase price is $136.5 million, excluding closing costs. We expect to acquire these properties during the first quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

        During the year ended December 31, 2010 and 2009, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009
Tenant improvements	$39,772	$30,426
Leasing costs	25,970	14,561
Building improvements(1)	15,068	15,220
Development and redevelopment activities(2)	22,751	13,172

(1)
Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)
Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

        Commitments made for expenditures in connection with leasing space during the year ended December 31, 2010, are as follows (amounts in thousands, except as noted):

	New Leases(1)	Renewals(1)	Total
Square feet leased during the year	2,115	4,903	7,018
Total commitments for tenant improvements and leasing costs	$47,537	$30,106	$77,643
Leasing costs per square foot (whole dollars)	$22.48	$6.14	$11.06
Average lease term (years)	6.8	5.8	6.1
Leasing costs per square foot per year (whole dollars)	$3.31	$1.06	$1.81

(1)
Excludes properties classified in discontinued operations.

        As of December 31, 2010, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$3,222,340	$201,850	$378,931	$1,112,074	$1,529,485
Purchase obligations(1)	162,225	162,225	—	—	—
Tenant related obligations(2)	40,065	39,045	33	295	692
Projected interest expense(3)	957,550	174,367	318,339	253,151	211,693
Ground lease obligation(4)	143,260	1,456	2,917	2,954	135,933

Total	$4,525,440	$578,943	$700,220	$1,368,474	$1,877,803

(1)
Represents the purchase price to acquire four office properties for $25.7 million pursuant to an executed purchase agreement on December 31, 2010, and two mixed used office properties for $136.5 million pursuant to an agreement we entered in February 2011.

(2)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2010.

(3)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(4)
Ground lease obligation represents payments due by us pursuant to an operating ground lease at one of our properties under which we are the lessee.

        We have no commercial paper, swaps, hedges, or off balance sheet arrangements as of December 31, 2010, other than the cash flow hedge on a $175.0 million mortgage loan, discussed above under "Our Investment and Financing Liquidity and Resources". None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

        Our principal debt obligations at December 31, 2010, were our unsecured revolving credit facility, our unsecured term loan and our $2.5 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. At

December 31, 2010, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility and term loan agreements.

        In addition to our unsecured debt obligations, we had $351.5 million of mortgage notes outstanding at December 31, 2010.

        None of our indenture and related supplements, our revolving credit facility, our term loan agreement or our mortgage notes contains provisions for acceleration or requires us to provide collateral security which could be triggered by our debt ratings. However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreement.

        Our public debt indenture and related supplements contain cross default provisions to any other debts of $20.0 million or more. Similarly, our revolving credit facility and term loan agreements contain cross default provisions. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility and term loan, if not approved by a majority of our lenders.

Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy and an owner, President, Chief Executive Officer and a Director of RMR. Each of our other executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. RMR has approximately 650 employees and provides management services to other companies in addition to us, and an affiliate of RMR is a registered investment advisor that manages two mutual funds.

        Our business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250.0 million of such investments, and 0.5% thereafter, and 1.0% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares. No incentive fees were earned by RMR in 2010. The property management agreement provides for a management fee equal to 3.0% of gross rents and a construction supervision fee equal to 5.0% of construction costs.

        In connection with the closing of GOV's initial public offering on June 8, 2009, which is described below, we entered into an amended and restated business management agreement with RMR to provide that our investment in GOV would not be counted for purposes of determining the business management fees payable by us to RMR for periods following the completion of such offering. In August 2010, we entered into another amendment to the business management agreement. This amendment adjusted the determination of the incentive fee payable to RMR under the business management agreement to give proportional effect to splits, dividends, subdivisions, combinations, consolidations or recapitalizations of our common shares. In October 2010, we entered into another amendment to the business management agreement that provides that, beginning on the date that we completed our acquisition of MIF, we will pay RMR a business management fee equal to 1.0% of the historical cost of properties we acquire located outside the United States, Puerto Rico and Canada; however, RMR has agreed to waive half of this fee and half of the other fees payable by us under the property management agreement for so long as the business and property management agreement with MacarthurCook Fund Management Limited, or the MCK agreement, is in effect and we or any of our subsidiaries are paying the fees under that agreement. The MCK agreement relates to the properties we acquired upon our acquisition of MIF in 2010 and other properties which our Australian subsidiary may acquire from time to time. The MCK agreement requires that we pay MacarthurCook Fund Management Limited management fees equal to the fees waived by RMR. The aggregate business management and property management fees payable to RMR for 2010, 2009 and 2008 were $62.2 million, $62.6 million (which amount includes $2.4 million allocated to GOV before GOV became a separate public company) and $63.2 million, respectively. In addition, MacarthurCook Fund Management Limited earned $185,000 in 2010 with respect to our Australian properties, which amount is equal to the fees waived by RMR and excluded from the amounts paid to RMR.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of the agreements, evaluate RMR's performance under the agreements and renew, terminate or allow to expire the management agreements.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal audit function was approximately $213,000, $220,000 and $222,000 for 2010, 2009 and 2008, respectively. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf; however, we are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata share of the employment and related expenses of RMR employees who provide on-site property management services and the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2011, and will be automatically renewed unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including SNH, HPT, GOV, TA and Five Star, and RMR is not required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of disputes, claims and controversies.

        RMR also leases from us approximately 25,000 square feet of office space for nine regional offices. We earned approximately $498,000, $531,000 and $630,000 in rental income from RMR in 2010, 2009 and 2008, respectively, which we believe is a commercially reasonable rental rate for this office space.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        As part of our annual restricted share grants under our 2003 Incentive Share Award Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2010, we granted a total of 42,375 restricted shares to such persons, which had an aggregate value of $1.2 million based upon the closing price of our common shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        SNH was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999. At the time of SNH's spin off, we and SNH entered into a transaction agreement pursuant to which, among other things, we and SNH agreed that so long as we own 10% or more of SNH's common shares, we and SNH engage the same manager or we and SNH have any common managing trustees: (1) we will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding medical office properties, medical clinics and clinical laboratory buildings, without the prior approval of a majority of SNH's Independent Trustees, and (2) SNH will not make any investment in office buildings, warehouses or malls, including medical office properties and clinical laboratory buildings without the prior approval of a majority of our Independent Trustees.

        In May 2008, concurrently with our agreements to sell 47 medical office, clinic and biotech laboratory buildings to SNH for $562.0 million, we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. At the same time, we also granted SNH a right of first refusal to purchase up to 45 additional identified properties that we own and which are leased to tenants in medical related businesses in the event that we determine to sell such properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiaries which own those properties.

        In November 2010, we entered into a series of agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sales price of $470.0 million, excluding closing costs. The properties include approximately 2.8 million square feet and included properties that were subject to the right of first refusal referred to above. As of January 26, 2011, we had completed the sale of all 27 of these properties and recognized net gains totaling approximately $167.8 million. We continue to own 19 properties that remain subject to SNH's right of first refusal. Our various agreements with SNH include arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 24, 2011, SNH owned 250,000 of our common shares. Both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH. Also, all of our and SNH's officers are employees of RMR. Accordingly, the sale and amendment agreements between us and SNH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

        GOV was formerly our 100% owned subsidiary. In June 2009, GOV completed an initial public offering. In connection with this offering, we and GOV entered a transaction agreement which governs our separation and relationship with GOV. Pursuant to this transaction agreement, among other things, we and GOV agreed that so long as we own in excess of 10% of GOV's outstanding common shares, we and GOV engage the same manager or we and GOV have any common managing trustees: (1) we will not acquire ownership of properties which are majority leased to government tenants, unless a majority of GOV's Independent Trustees who are not also our Trustees have determined not to make the acquisition, (2) GOV will not acquire ownership of office or industrial properties which are not majority leased to government tenants, unless a majority of our Independent Trustees who are not also GOV's Trustees have determined not to make the acquisition, and (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us. The provisions described in (1) and (2) above do not prevent GOV from continuing to own and lease its current properties or properties otherwise acquired by GOV that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit us from leasing our current or future properties to government tenants. We and GOV also agreed that disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        In June 2010, we entered into a series of agreements to sell 15 properties to GOV (approximately 1.9 million rentable square feet) which are majority leased to government tenants. We completed the sale of all 15 of these properties in 2010 for an aggregate sales price of $231.0 million, excluding closing costs, and recognized gains totaling approximately $34.3 million, exclusive of deferred gains of $14.6 million attributable to our ownership interest in GOV. These 15 properties were subject to the right of first refusal we granted to GOV in the transaction agreement described above.

        As of February 23, 2011, we owned 9,950,000 common shares of GOV, which represented approximately 24.6% of GOV's outstanding common shares. Both we and GOV are managed by RMR, Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV and Adam Portnoy is our President and was the President of GOV from its formation in 2009 until January 2011 when he became our President. Also, all of our officers and GOV's officers are also officers of RMR. Accordingly, the purchase and sale agreements between us and GOV described above and the transactions contemplated by those agreements were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, GOV, HPT, Five Star, and TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including SNH, GOV and HPT. We understand that these other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC. Mr. Barry Portnoy, Mr. Adam Portnoy and certain Independent Trustees or Directors of GOV, SNH, HPT and TA are also Trustees of mutual funds managed by RMR Advisors, Inc., an SEC registered investment advisor which is affiliated with RMR and owned by Barry and Adam Portnoy.

        We, RMR, SNH, GOV, HPT, Five Star and TA each currently own approximately 14.3% of AIC, an Indiana insurance company. All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 23, 2011, we have invested $5.2 million in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010 and 2009, we recognized losses of ($771) and ($133,000), respectively, related to our investment in AIC. In 2010, we and the other shareholders of AIC purchased property insurance pursuant to a combined insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance was approximately $5.3 million. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        The foregoing descriptions of our agreements with RMR, SNH, GOV and AIC and certain individuals and companies related to us and them are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report and incorporated herein by reference. In addition, copies of certain of these agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, SNH, GOV and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, SNH, GOV and AIC benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

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

  •
  classification of leases; and

  •
  investments in GOV and AIC.

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, building and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to risks associated with market changes in interest rates and, beginning in 2010, foreign-exchange related variability and earnings volatility on our investments in Australia.

Interest Rate Risk

        We manage our exposure to interest rate risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2009. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2010, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

          No principal repayments are due under the unsecured senior notes until maturity.

Secured notes:
$29.4 million	7.435%		2011
$23.5 million	8.050%		2012
$4.8 million	6.000%		2012
$12.9 million	4.950%		2014
$8.8 million	5.990%		2015
$8.2 million	5.760%		2016
$41.6 million	6.030%		2016
$12.2 million	7.360%		2016
$175.0 million	2.885%	(1)	2019
$4.3 million	6.750%		2022
$14.4 million	6.140%		2023
$8.4 million	5.710%		2026
$13.4 million	6.060%		2027

(1)
Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%. The coupon rate represents the floating interest rate at December 31, 2010.

        Our secured notes are secured by 15 of our properties and require principal and interest payments through maturity pursuant to amortization schedules. We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require interest at a spread over LIBOR. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements. Approximately 5.4% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2010. The total notional amounts of our receive variable/pay fixed interest rate swaps designated as hedging instruments was $175.0 million. As of December 31, 2010, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive income in our consolidated balance sheet totaled ($7.0) million.

        Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. If all of our fixed rate unsecured and secured notes outstanding at December 31, 2010, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $16.6 million.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt. Based on the balances outstanding at December 31, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $63 million.

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

        At December 31, 2010, zero was outstanding and $750.0 million was available for drawing under our unsecured revolving credit facility, $168.2 million of our floating rate senior unsecured notes were outstanding and we had $400.0 million of floating rate term debt outstanding. Our floating rate senior unsecured notes mature in March 2011. Our revolving credit facility matures in August 2013 and includes an option for us to extend the maturity by one year to August 2014. Repayments under our revolving credit facility may be made at any time without penalty. Repayments under our floating rate senior unsecured notes may also be made without penalty. Our $400.0 million term loan matures in December 2015 and may be prepaid without penalty beginning December 16, 2012. We borrow in U.S. dollars and borrowings under our revolving credit facility, our floating rate senior unsecured notes and our term loan require interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. For example, the weighted average interest rate payable on our revolving credit facility, floating rate senior unsecured notes and term loan was 1.3% during the year ended December 31, 2010. A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	1.3%	$568,219	$7,387
10% reduction	1.2%	$568,219	$6,819
10% increase	1.4%	$568,219	$7,955

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

Foreign Currency Risk

        Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates. Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency. We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations. At December 31, 2010 and at February 23, 2011, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks. Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. A 10% change in foreign currency exchange rates used to convert our 2010 Australian operating results to U.S. dollars would not be material to our current year consolidated earnings.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Our Code of Conduct applies to all our representatives, including our officers and Trustees and employees of RMR. Our Code of Conduct is posted on our website, www.cwhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under the 2003 Plan. In addition, each of our Trustees receives 1,250 shares per year under the 2003 Plan as part of their annual compensation for serving as a trustee. The terms of grants made under the 2003 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders—2003 Plan	None.	None.	1,419,010	(1)
Total	None.	None.	1,419,010	(1)

(1)
Pursuant to the terms of the 2003 Plan, in no event shall the number of shares issued under the 2003 Plan exceed 1,611,495. Since the 2003 Plan was established, 192,485 share awards have been granted. Share amounts have been adjusted to give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

        Payments by us to RMR are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedules of CommonWealth REIT are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)
Exhibits

3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K/A dated July 21, 2010.)
3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.6	Articles Supplementary, dated September 6, 2002. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
3.7	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K, dated January 7, 2004.)
3.8	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)
3.9	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2005.)

3.10	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 2005.)
3.11	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 2006.)
3.12	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006.)
3.13	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006.)
3.14	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2007.)
3.15	Amended and Restated Bylaws of the Company, as of June 30, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
4.2	Form of 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
4.3	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
4.4
Renewed Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.5
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
4.6
Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, or State Street, as Trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.7
Supplemental Indenture No. 10, dated as of April 10, 2002, between the Company and State Street, relating to the Company's 6.95% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
4.8
Supplemental Indenture No. 11, dated as of December 6, 2002, between the Company and State Street, relating to the Company's 6.50% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.9
Supplemental Indenture No. 12, dated as of January 30, 2003, between the Company and U.S. Bank National Association, or U.S. Bank, relating to the Company's 6.40% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.10
Supplemental Indenture No. 13, dated as of October 30, 2003, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)

4.11	Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 2004.)
4.12
Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
4.13
Supplemental Indenture No. 16, dated as of March 16, 2006, between the Company and U.S. Bank National Association, including the form of Floating Rate Senior Note due 2011. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.14
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank National Association relating to the Company's 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
4.15
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank National Association relating to the Company's 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
4.16
Supplemental Indenture No. 19, dated as of November 25, 2009, between the Company and U.S. Bank National Association relating to the Company's 7.50% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company's Form 8-A dated November 25, 2009.)
4.17
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank National Association relating to the Company's 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
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
10.3
Second Amendment to Business Management Agreement, dated as of August 3, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated August 9, 2010.)
10.4
Third Amendment to Business Management Agreement, dated as of October 29, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.5
Amended and Restated Property Management Agreement, dated as of January 21, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 2010.)

10.6	First Amendment to Amended and Restated Property Management Agreement, dated as of December 9, 2010, between Reit Management & Research LLC and the Company. (+) (Filed herewith.)
10.7
Letter, dated October 29, 2010, from Reit Management & Research LLC to the Company. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.8	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 17, 2003.)
10.9	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated August 17, 2010.)
10.10	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10.11	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2010.)
10.12
Credit Agreement dated as of August 9, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 9, 2010.)
10.13
Term Loan Agreement, dated as of December 16, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2010.)
10.14
Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 1999.)
10.15
First Amendment to Transaction Agreement, dated as of May 5, 2008, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.16
Right of First Refusal Agreement dated as of May 5, 2008 between the Company, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, Hub Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, Hub Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and Senior Housing Properties Trust, as Grantee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.17	Transaction Agreement dated June 8, 2009, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2009.)
10.18
Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, the Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

10.19	Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 711 S. 14th Avenue, Safford, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.20
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 400 State Avenue, Kansas City, Kansas). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.21
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at One Montvale Avenue, Stoneham, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.22
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 330 South Second Avenue, Minneapolis, Minnesota). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.23
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 4181 Ruffin Road, San Diego, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.24
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Properties Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 101 Executive Center Drive, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.25
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Properties Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 111 Executive Center Drive, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.26
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 55 North Robinson Avenue, Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.27
Purchase and Sale Agreement, dated as of June 14, 2010, between HH Hub Properties LLC, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at One Memphis Place, 200 Jefferson Avenue, Memphis, Tennessee). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.28
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 3285 Hemisphere Loop, Tucson, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.29
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 625 Indiana Avenue NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)

10.30	Purchase and Sale Agreement, dated as of June 14, 2010, between Causeway Holdings, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 251 Causeway Street, Boston, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.31
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 435 Montano Road NE, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.32
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 220 E. Bryan Street, Savannah, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.33
Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty College Park I, LLC, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 4700 River Road, Riverdale, Maryland). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.34
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the properties located at 5 Hampshire Street, 15 Hampshire Street and 100 Hampshire Street, Mansfield, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.35
Purchase and Sale Agreement, dated as of November 12, 2010, between Lakewood Property Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 7600 Capital of Texas Highway, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.36
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at One Southern Court, West Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.37
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 6937 IH-35 North-AM Founders, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.38
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 201 Executive Center Drive, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.39
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at One Stuart Plaza, George Station Road, Greensburg, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.40
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 730 Holiday Drive, Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)

10.41	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 723 Dresher Road, Horsham, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.42
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 216 Mall Boulevard, King of Prussia, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.43
Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM L.P., as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5260 Naiman Parkway, Solon, Ohio). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.44
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the properties located at AOC-Buena Vista Building, Buena Vista, SE, AOC-LAB Building, 1801A Randolph, SE, AOC-Randolph Building, 1801 Randolph, SE, and AOC-Sandia Vista Building, Buena Vista, SE, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.45
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the properties located at 4411 The 25 Way and 4420 The 25 Way, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.46
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 3000 Goffs Falls Road, Manchester, New Hampshire). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.47
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1305 Corporate Center Drive, Eagan, Minnesota). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.48
Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM 2 L.P., as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 59 Executive Park South, Atlanta, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.49
Purchase and Sale Agreement, dated as of November 12, 2010, between Blue Dog Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 866 North Main Street, Wallingford, Connecticut). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.50
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 40 Sebethe Drive, Cromwell, Connecticut). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)

10.51	Purchase and Sale Agreement, dated as of November 12, 2010, between Cedars LA LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the properties located at Cedars Sinai I, 8631 West Third Street, East Tower and Cedars Sinai II, 8635 West Third Street, West Tower, Los Angeles, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.52
Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 2444 West Las Palmaritas Drive, Phoenix, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
10.53
Purchase and Sale Agreement, dated as of November 12, 2010, between HRPT Medical Buildings Realty Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1295 Boylston Street, Boston, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited the accompanying consolidated balance sheets of CommonWealth REIT (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommonWealth REIT at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommonWealth REIT's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited CommonWealth REIT's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommonWealth REIT's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CommonWealth REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of CommonWealth REIT and our report dated February 25, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2011

COMMONWEALTH REIT

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$1,339,133	$1,237,808
Buildings and improvements	5,018,125	5,085,873

	6,357,258	6,323,681
Accumulated depreciation	(850,261)	(884,421)

	5,506,997	5,439,260
Properties held for sale	114,426	8,263
Acquired real estate leases, net	233,913	166,453
Equity investments	171,464	158,822
Cash and cash equivalents	194,040	18,204
Restricted cash	5,082	11,662
Rents receivable, net of allowance for doubtful accounts of $12,550 and $10,945, respectively	191,237	194,358
Other assets, net	171,361	124,299

Total assets	$6,588,520	$6,121,321

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$—	$110,000
Senior unsecured debt, net	2,854,540	2,258,466
Mortgage notes payable, net	351,526	624,184
Other liabilities related to properties held for sale	1,492	14
Accounts payable and accrued expenses	123,823	103,608
Acquired real estate lease obligations, net	65,940	47,348
Distributions payable	—	26,863
Rent collected in advance	27,988	30,366
Security deposits	22,523	23,097
Due to affiliates	8,998	8,309

Total liabilities	3,456,830	3,232,255

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series B preferred shares; 8 3/4% cumulative redeemable at par on or after September 12, 2007; zero and 7,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $175,000	—	169,079
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 72,138,686 and 55,965,061 shares issued and outstanding, respectively	721	560
Additional paid in capital	3,348,849	2,925,845
Cumulative net income	2,372,337	2,236,928
Cumulative common distributions	(2,675,956)	(2,576,582)
Cumulative preferred distributions	(432,252)	(382,596)
Cumulative other comprehensive income	4,706	2,547

Total shareholders' equity	3,131,690	2,889,066

Total liabilities and shareholders' equity	$6,588,520	$6,121,321

See accompanying notes

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Rental income	$793,370	$770,941	$752,110

Expenses:
Operating expenses	333,889	323,255	314,109
Depreciation and amortization	207,884	177,019	167,298
General and administrative	39,646	36,575	33,891
Acquisition related costs	21,560	4,298	—

Total expenses	602,979	541,147	515,298

Operating income	190,391	229,794	236,812
Interest and other income	3,159	1,194	1,442
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $7,150, $6,124 and $4,821, respectively)	(179,642)	(166,855)	(173,467)
Loss on asset impairment	(30,811)	(11,699)	(2,283)
(Loss) gain on early extinguishment of debt	(796)	20,686	—
Equity in earnings of investees	8,464	6,546	—
Gain on issuance of shares by an equity investee	34,808	—	—
Gain on sale of properties	34,336	—	—
Gain on asset acquisition	20,392	—	—

Income from continuing operations before income tax expense	80,301	79,666	62,504
Income tax expense	(550)	(735)	(773)

Income from continuing operations	79,751	78,931	61,731
Discontinued operations:
Income from discontinued operations	16,591	26,793	45,740
Loss on asset impairment	(98,453)	(20,183)	—
Loss on early extinguishment of debt	(248)	—	—
Net gain on sale of properties	137,768	79,133	137,174

Net income	135,409	164,674	244,645
Preferred distributions	(47,733)	(50,668)	(50,668)
Excess redemption price paid over carrying value of preferred shares	(5,921)	—	—

Net income available for common shareholders	$81,755	$114,006	$193,977

Weighted average common shares outstanding—basic	64,703	56,055	56,617

Weighted average common shares outstanding—diluted	72,001	63,353	63,915

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.40	$0.50	$0.20

Income from discontinued operations	$0.86	$1.53	$3.23

Net income available for common shareholders	$1.26	$2.03	$3.43

See accompanying notes

COMMONWEALTH REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Preferred Shares							Common Shares
	Series B		Series C		Series D
													Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2007	7,000,000	$169,079	6,000,000	$145,015	15,180,000	$368,270	$(281,260)	56,361,125	$564	$(2,251,539)	$2,925,145	$1,827,609	$—	$2,902,883
Issuance of shares, net	—	—	—	—	—	—	—	538,485	5	—	14,168	—	—	14,173
Stock grants	—	—	—	—	—	—	—	33,375	—	—	381	—	—	381
Net income	—	—	—	—	—	—	—	—	—	—	—	244,645	—	244,645
Distributions	—	—	—	—	—	—	(50,668)	—	—	(190,302)	—	—	—	(240,970)

Balance at December 31, 2008	7,000,000	169,079	6,000,000	145,015	15,180,000	368,270	(331,928)	56,932,985	569	(2,441,841)	2,939,694	2,072,254	—	2,921,112
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	164,674	—	164,674
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	2,547	2,547

Total comprehensive income														167,221

Issuance of shares, net	—	—	—	—	—	—	—	326	—	—	9	—	—	9
Repurchase and retirement of common shares	—	—	—	—	—	—	—	(1,012,500)	(10)	—	(14,476)	—	—	(14,486)
Stock grants	—	—	—	—	—	—	—	44,250	1	—	618	—	—	619
Distributions	—	—	—	—	—	—	(50,668)	—	—	(134,741)	—	—	—	(185,409)

Balance at December 31, 2009	7,000,000	169,079	6,000,000	145,015	15,180,000	368,270	(382,596)	55,965,061	560	(2,576,582)	2,925,845	2,236,928	2,547	2,889,066
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	135,409	—	135,409
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	(9,501)	(9,501)
Unrealized income on investment in available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	19	19
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	11,641	11,641

Total comprehensive income														137,568

Issuance of shares, net	—	—	—	—	—	—	—	16,125,000	161	—	430,617	—	—	430,778
Redemption of shares	(7,000,000)	(169,079)	—	—	—	—	—	—	—	—	(5,921)	—	—	(175,000)
Stock grants	—	—	—	—	—	—	—	48,625	—	—	896	—	—	896
Distributions	—	—	—	—	—	—	(49,656)	—	—	(99,374)	—	—	—	(149,030)
Purchase of noncontrolling equity interest	—	—	—	—	—	—	—	—	—	—	(2,588)	—	—	(2,588)

Balance at December 31, 2010	—	$—	6,000,000	$145,015	15,180,000	$368,270	$(432,252)	72,138,686	$721	$(2,675,956)	$3,348,849	$2,372,337	$4,706	$3,131,690

See accompanying notes

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,409	$164,674	$244,645
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	180,619	155,341	155,026
Net amortization of debt discounts, premiums and deferred financing fees	7,534	6,782	5,458
Amortization of acquired real estate leases	34,032	35,174	29,937
Other amortization	16,324	15,206	16,440
Loss on asset impairment	129,264	31,882	2,283
Loss (gain) on early extinguishment of debt	1,044	(20,686)	—
Equity in earnings of investees	(8,464)	(6,546)	—
Gain on issuance of shares by an equity investee	(34,808)	—	—
Distributions of earnings from investees	8,465	4,975	—
Net gain on sale of properties	(172,104)	(79,133)	(137,174)
Gain on asset acquisition	(20,392)	—	—
Change in assets and liabilities:
Decrease (increase) in restricted cash	6,580	(825)	7,190
Increase in rents receivable and other assets	(34,675)	(19,018)	(46,043)
Increase in accounts payable and accrued expenses	3,104	2,797	12,003
(Decrease) increase in rent collected in advance	(1,200)	2,983	2,618
Increase in security deposits	719	5,162	6,385
Increase (decrease) in due to affiliates	683	(1,764)	(326)

Cash provided by operating activities	252,134	297,004	298,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(972,913)	(665,410)	(416,461)
Proceeds from investment in marketable pass through certificates	8,000	—	—
Investment in marketable pass through certificates	—	(6,760)	—
Proceeds from sale of properties, net	603,800	212,048	333,614
Distributions in excess of earnings from investees	7,654	—	—
Investment in Affiliates Insurance Company	(76)	(5,133)	—

Cash used in investing activities	(353,535)	(465,255)	(82,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	430,778	—	—
Redemption of preferred shares	(175,000)	—	—
Repurchase and retirement of common shares	—	(14,486)	—
Repurchase and retirement of outstanding debt securities	—	(88,251)	—
Proceeds from borrowings	1,828,632	1,082,000	406,000
Payments on borrowings	(1,618,101)	(632,059)	(384,159)
Deferred financing fees	(13,055)	(17,721)	(827)
Distributions to common shareholders	(126,237)	(107,878)	(190,302)
Distributions to preferred shareholders	(49,656)	(50,668)	(50,668)
Purchase of noncontrolling equity interest	(2,500)	—	—

Cash provided by (used in) financing activities	274,861	170,937	(219,956)

Effect of exchange rate changes on cash	2,376	—	—

Increase (decrease) in cash and cash equivalents	175,836	2,686	(4,361)
Cash and cash equivalents at beginning of period	18,204	15,518	19,879

Cash and cash equivalents at end of period	$194,040	$18,204	$15,518

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$173,221	$166,771	$172,244
Taxes paid	$690	$711	$883
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$—	$(9,078)	$(125,569)
Investment in real estate mortgage receivable	(8,288)	—	—
Real estate sales	—	—	10,782
Net assets transferred to Government Properties Income Trust	—	395,317	—
Working capital acquired	1,153	—	—
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$896	$628	$14,554
Assumption of mortgage notes payable	—	9,069	111,396
Mortgage notes related to properties sold	—	—	(10,782)
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	—	(243,199)	—
Common distributions declared	(26,863)	26,863	—

See accompanying notes

COMMONWEALTH REIT

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1. Organization

        CommonWealth REIT (formerly named HRPT Properties Trust) is a Maryland real estate investment trust, or REIT, which was organized on October 9, 1986. At December 31, 2010, we had investments, excluding properties held for sale, in 481 office, industrial & other properties with a total of approximately 64,018,000 square feet of leasable space, including 57 properties with approximately 17,914,000 square feet of leased industrial and commercial lands in the U.S. and 11 properties with approximately 1,756,000 square feet located in various locations in Australia. In addition, we owned 24.6% of the common shares of Government Properties Income Trust, or GOV, a REIT that owns properties that are majority leased to government tenants. GOV was our wholly owned subsidiary until its initial public offering, or IPO, in June 2009 when it became a separate public entity.

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

        Real Estate Properties.    We record real estate properties at cost. We depreciate real estate investments on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.

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

        We allocate the consideration to land, building and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

to the remaining non-cancelable terms of the respective leases. Purchase price allocations to in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

        We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values (presented in our consolidated balance sheets as acquired real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. Such amortization resulted in changes to rental income of ($6,887), ($8,965) and ($8,015) during the years ended December 31, 2010, 2009 and 2008, respectively, and changes to income from discontinued operations of ($561), ($1,075) and ($783), for the years ended December 31, 2010, 2009 and 2008, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining terms of the respective leases. The amount of such amortization included in depreciation and amortization totaled $25,586, $23,265 and $19,093 during the years ended December 31, 2010, 2009 and 2008, respectively. The amount of such amortization included in income from discontinued operations totaled $997, $1,869 and $2,045 during the years ended December 31, 2010, 2009 and 2008, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

        Intangible lease assets and liabilities recorded by us for properties acquired in 2010 totaled $111,614 and $27,133, respectively. Intangible lease assets and liabilities recorded by us for properties acquired in 2009 totaled $57,935 and $11,406, respectively. Accumulated amortization of capitalized above market lease values was $96,195 and $91,573 at December 31, 2010 and 2009, respectively, for properties held and used in operations, and $7,152 and $0 at December 31, 2010 and 2009, respectively, for properties held for sale. Accumulated amortization of capitalized below market lease values was $47,541 and $42,639 at December 31, 2010 and 2009, respectively, for properties held and used in operations, and $1,627 and $0 at December 31, 2010 and 2009, respectively, for properties held for sale. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $126,049 and $111,904 at December 31, 2010 and 2009, respectively, for properties held and used in operations, and $6,364 and $0, at December 31, 2010 and 2009, respectively, for properties held for sale. Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2010, excluding

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

properties held for sale, are approximately $32,337 in 2011, $26,354 in 2012, $22,796 in 2013, $18,827 in 2014, $15,783 in 2015 and $51,876 thereafter.

        We recognize impairment losses on investments when indicators of impairment are present and the estimated undiscounted cash flow from our investments is less than the carrying amount of such investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. During 2010, we recorded losses on asset impairment totaling $129,264 reflecting the write down to estimated fair value of 36 properties based on agreed upon sales prices, broker valuations and an analysis of property level cash flows. In addition, we recognized $24,997, or $0.39 per share, of accelerated depreciation on eight properties that we expect to take out of service and raze in 2011. Seven of these eight properties were taken out of service during the fourth quarter of 2010 and fully depreciated as of December 31, 2010. We expect one of these properties to be taken out of service during the first quarter of 2011; the estimated useful life of this property was changed to three months as of December 31, 2010.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it, other than at one building in Monroeville, PA where we plan to remediate asbestos when we renovate the property in 2011 for new tenants. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed. Certain of our industrial lands in Hawaii may require expensive environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change those land uses or to undertake this environmental clean up. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2010 and 2009, accrued environmental remediation costs totaling $16,465 and $12,422, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets.

        Cash and Cash Equivalents.    We carry cash and short term investments with original maturities of three months or less at the date of purchase at cost plus accrued interest.

COMMONWEALTH REIT

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

        Other Assets, Net.    Other assets consist principally of deferred financing fees, deferred leasing costs and prepaid property operating expenses. Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2010 and 2009, deferred financing fees totaled $40,661 and $48,658, respectively, and accumulated amortization for deferred financing fees totaled $11,459 and $26,912, respectively. Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs for properties held and used in operations totaled $116,959 and $119,169 at December 31, 2010 and 2009, respectively, and accumulated amortization for deferred leasing costs for properties held and used in operations totaled $42,512 and $46,439, respectively. Deferred leasing costs for properties held for sale totaled $2,703 and $31 at December 31, 2010 and 2009, respectively, and accumulated amortization for deferred leasing costs for properties held for sale totaled $1,018 and $19, respectively. Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2010, excluding properties held for sale, are approximately $20,116 in 2011, $18,302 in 2012, $15,377 in 2013, $12,383 in 2014, $10,771 in 2015 and $26,700 thereafter.

        Until August 2, 2010, we held $8,000 of marketable commercial mortgage pass through certificates, or certificates, which were backed by our mortgage notes payable due January 2011 that were purchased in 2009 for $6,760. We classified these certificates as investments held to maturity rather than available for sale or trading because we had the intent and ability to hold these certificates until maturity. We followed the amortized cost method of accounting for these certificates. Under this method, we amortized the difference between the face value of the certificates and their purchase price to income using the interest method over the expected remaining term of the certificates. As of December 31, 2009, these certificates had a carrying value of $7,267 and were included in other assets in our consolidated balance sheet. At December 31, 2009, these certificates had an estimated fair market value of $7,443. On August 2, 2010, we prepaid the underlying mortgage notes payable, received $8,000 from our investment in these certificates and recorded a gain of $376 from the recognition of unamortized interest income. This gain is included in interest and other income in our consolidated statements of income.

        Accounting Policy for Derivative Instruments.    The Derivatives and Hedging Topic of The FASB Accounting Standards CodificationTM, or the Codification, requires companies to recognize all their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. In December 2009, we entered into interest rate swap agreements that qualify as cash flow hedges. As of December 31, 2010, the fair value of our derivative instrument of ($6,956) was included in accounts payable and accrued

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

expenses and cumulative other comprehensive income in our consolidated balance sheet. As of December 31, 2009, the fair value of our derivative instruments of $2,547 was included in other assets and cumulative other comprehensive income in our consolidated balance sheet.

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

        Reclassifications.    Reclassifications have been made to the prior years' financial statements and notes to conform to the current year's presentation.

        Income Taxes.    We are a real estate investment trust under the Internal Revenue Code of 1986, as amended and, are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a real estate investment trust. However, we are subject to certain state, local and Australian taxes without regard to our REIT status.

        The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax assets are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Foreign Operations.    The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries in countries other than the United States is the principal currency in which the entity's assets, liabilities, income and expenses are denominated. The functional currency of our consolidated subsidiary that operates in Australia is the Australian dollar. We translate our Australian subsidiary's financial statements into U.S. dollars when we consolidate that subsidiary's financial statements. Generally, we translate assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in cumulative other comprehensive income in our consolidated balance sheet. We translate income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We are subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies. A significant change in the value of Australian currency compared to U.S. currency would have an effect on future reported results of operations and financial position. We do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate foreign currency risk.

        New Accounting Pronouncements.    In January 2010, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010. The adoption of this update did not, and is not expected to, cause any material changes to the disclosures in our consolidated financial statements.

Note 3. Real Estate Properties

        During 2010, we acquired 41 properties with approximately 5,392,000 square feet for aggregate purchase prices of $870,013, excluding closing costs, and sold 38 properties with approximately 4,417,000 square feet for aggregate sales prices of $615,580, excluding closing costs. We also funded $77,591 of improvements to our owned properties during 2010. Since January 1, 2011, we acquired six additional properties with 971,995 square feet for aggregate purchase prices of $213,625, excluding closing costs, and sold seven properties with approximately 838,000 square feet for aggregate sales prices of $98,145, excluding closing costs. We also entered agreements to acquire six properties with 1,212,387 square feet for aggregate purchase prices of $162,225, excluding closing costs. Details of our completed and pending acquisitions and sales during 2010 and since then are as follows:

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

COMMONWEALTH REIT

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

        In August 2010, we acquired seven properties located in Monterey, CA, consisting of approximately 1,155 acres of triple net leased agricultural land and related fixtures and improvements. The aggregate purchase price was $28,000, excluding closing costs. Upon receipt of an evaluation by an independent real estate appraisal firm that was finalized during the fourth quarter of 2010, we allocated $18,940 to land and $9,060 to fixtures and improvements.

        In September 2010, we acquired one office property located in Greensboro, NC with 323,773 square feet. The purchase price was $44,650, excluding closing costs. We allocated $2,070 to land, $37,073 to buildings and improvements, $5,663 to acquired real estate leases and $156 to acquired real estate lease obligations.

        In October 2010, we acquired MacarthurCook Industrial Property Fund, an Australian property trust that owned at that time 10 industrial properties with approximately 1,400,000 square feet. The purchase price for these properties was approximately $84,778, excluding acquired positive working capital and closing costs. We allocated $50,165 to land, $46,978 to buildings and improvements, $7,103 to acquired real estate leases, $1,178 to deferred tax assets and $254 to acquired real estate lease obligations. In addition, we determined the fair value of these properties exceeded our purchase price for these properties and recognized a gain on asset acquisition of $20,392 during the fourth quarter of 2010.

        In October 2010, we acquired three office properties located in Carson, CA with a combined 190,000 square feet. The aggregate purchase price was $22,650, excluding closing costs. We allocated $7,740 to land, $13,559 to buildings and improvements, $3,126 to acquired real estate leases and $1,775 to acquired real estate lease obligations.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

        In October 2010, we acquired a two tower office property located in Chicago, IL with 631,445 square feet. The purchase price was $96,250, excluding closing costs. We allocated $6,600 to land, $75,248 to buildings and improvements, $15,667 to acquired real estate leases and $1,265 to acquired real estate lease obligations.

        In December 2010, we acquired seven office properties located in Birmingham, AL with a combined 904,109 square feet. The aggregate purchase price was $92,500, excluding closing costs. We allocated $12,734 to land, $70,476 to buildings and improvements, $16,201 to acquired real estate leases and $6,911 to acquired real estate lease obligations.

        In December 2010, we acquired an office property located in Folsom, CA with 96,022 square feet. The purchase price was $32,250, excluding closing costs. We allocated $3,450 to land, $25,504 to buildings and improvements and $3,296 to acquired real estate leases.

        In December 2010, we acquired an office property located in Sydney, Australia with 313,865 square feet. The purchase price was $191,060, excluding closing costs. We allocated $63,271 to land, $104,587 to buildings and improvements, $23,325 to acquired real estate leases, $14,472 to acquired real estate lease obligations and $14,349 to capitalized lease incentive.

        In January 2011, we acquired three office properties located in Boca Raton, FL with a combined 639,830 square feet. The aggregate purchase price was $171,000, excluding closing costs.

        In January 2011, we acquired an office property located in Columbia, SC with 115,028 square feet. The purchase price was $12,025, excluding closing costs.

        In January 2011, we acquired an office property located in Chelmsford, MA with 98,048 square feet. The purchase price was $10,000, excluding closing costs.

        In February 2011, we acquired an office property located in Montvale, NJ with 119,089 square feet. The purchase price was $20,600, excluding closing costs.

        In June 2010, we entered agreements to sell 15 properties to our former subsidiary, GOV, that contain approximately 1,900,000 square feet for aggregate sales prices of $231,000, excluding closing costs. We sold all 15 of these properties during 2010 and we recognized total gains of $34,336, exclusive of deferred gains of $14,588 attributable to our ownership interest in GOV. In addition, the net book value for four of these properties sold to GOV in September 2010 exceeded their allocated sales prices, and we recorded impairment charges of $21,491 during the second quarter of 2010.

        In September 2010, we sold an office property located in Irondequoit (Rochester), NY with approximately 310,000 square feet for $9,750, excluding closing costs. In connection with this sale, we provided mortgage financing to the buyer, a not for profit hospital entity, totaling $8,288 at 4.75% per annum and recognized a gain on sale of $4,568.

        In November 2010, we sold an industrial property located in Cleveland, OH with approximately 168,000 square feet for $700, excluding closing costs, and recognized a loss of $72.

        In November 2010, we entered into various agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for aggregate sales prices of $470,000, excluding closing costs. In 2010, we sold 21 of these

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

properties containing approximately 2,066,000 square feet for $374,130, excluding closing costs, and recognized net gains totaling $133,272. In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95,870, excluding closing costs. In addition, SNH has rights of first refusal to purchase from us any of 19 additional buildings that are leased to tenants in medical related businesses which we continue to own.

        In February 2011, we sold an industrial property located in Adairsville, GA with approximately 101,000 square feet for $2,275, excluding closing costs.

        In November 2010, we entered a purchase and sale agreement to acquire four office properties located in Stafford, VA with a combined 149,023 square feet. The aggregate purchase price is $25,725, excluding closing costs and including the assumption of approximately $15,300 of mortgage debt. We expect to acquire these properties during the first quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

        In February 2011, we entered a purchase and sale agreement to acquire two mixed use office properties located in Phoenix, AZ with a combined 1,063,364 square feet. The aggregate purchase price is $136,500, excluding closing costs. We expect to acquire these properties during the first quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

        As of December 31, 2010, we had 12 office properties with a combined 1,556,000 square feet and 22 industrial & other properties with a combined 2,171,000 square feet classified as held for sale in our consolidated balance sheet. We are actively marketing these properties for sale and expect to sell them within the next year.

        As of December 31, 2009, we had one office property located in Los Angeles, CA with approximately 79,000 square feet classified as held for sale in our consolidated balance sheet. This property was under contract for sale since June 2008; however, the purchase contract expired and we recognized the $750 nonrefundable deposit previously paid by the buyer in other income when the buyer was unable to meet its obligation to close on January 26, 2010. We continue to actively market this property for sale and classify this property as held for sale in our consolidated balance sheet.

        We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our consolidated balance sheets. Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income, except for properties sold to GOV. Properties sold to GOV are not considered discontinued operations under U.S. generally accepted accounting principles, or GAAP, because of our retained equity interest in this former subsidiary. Summarized balance sheet information

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

for all properties classified as held for sale and income statement information for properties sold or held for sale, other than properties sold to GOV, is as follows:

        Balance Sheet:

	December 31,
	2010	2009
Real estate properties	$105,291	$8,192
Acquired real estate leases	1,104	—
Rents receivable	4,446	—
Other assets, net	3,585	71

Properties held for sale	$114,426	$8,263

Acquired real estate lease obligations	$7	$—
Rent collected in advance	1,187	14
Security deposits	298	—

Other liabilities related to properties held for sale	$1,492	$14

        Income Statement:

	Year Ended December 31,
	2010	2009	2008
Rental income	$69,910	$90,745	$129,365
Operating expenses	(30,962)	(35,391)	(46,626)
Depreciation and amortization	(15,644)	(18,662)	(25,307)
General and administrative	(2,925)	(3,296)	(4,611)

Operating income	20,379	33,396	52,821
Interest income	3	—	5
Interest expense	(3,791)	(6,603)	(7,086)

Income from discontinued operations	$16,591	$26,793	$45,740

        Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2011 to 2051. The triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services.

        We committed $77,643 for expenditures related to 7,018,000 square feet of leases executed during 2010. Committed but unspent tenant related obligations based on executed leases as of December 31, 2010, were $40,065.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2010, excluding properties held for sale, are as follows:

2011	$634,062
2012	578,773
2013	507,415
2014	441,656
2015	391,131
Thereafter	1,778,407

$4,331,444

        One of our real estate properties purchased during 2009 is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.

        The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2010, are as follows:

2011	$1,456
2012	1,456
2013	1,461
2014	1,477
2015	1,477
Thereafter	135,933

$143,260

        The amount of ground lease expense included in operating expenses during the year ended December 31, 2010 and 2009, totaled $1,844 and $718, respectively.

Note 4. Equity Investments

        At December 31, 2010 and 2009, we had the following equity investments:

	Ownership Percentage		Equity in Earnings (Loss)			Equity Investments
	December 31,		Year Ended December 31,			December 31,
	2010	2009	2010	2009	2008	2010	2009
GOV	24.6%	46.3%	$8,465	$6,679	$—	$166,388	$153,822
AIC	14.3	14.3	(1)	(133)	—	5,076	5,000

			$8,464	$6,546	$—	$171,464	$158,822

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 4. Equity Investments (Continued)

        At December 31, 2010, we owned 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $166,388 and a market value, based on quoted market prices, of $266,561 ($26.79 per share). GOV is a REIT which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate public entity. In January 2010, GOV issued 9,775,000 common shares in a public offering for $21.50 per common share, raising net proceeds of approximately $199,300. As a result of this transaction at a price per share above our per share carrying value, our ownership percentage in GOV was reduced from 46.3% prior to this transaction to 31.8% after this transaction, and we recognized a gain of $16,418. In August 2010, GOV issued an additional 9,200,000 common shares in a public offering for $25.00 per common share, raising net proceeds of approximately $219,900. As a result of this transaction at a price per share above our per share carrying value, our ownership percentage in GOV was reduced from 31.8% prior to this transaction to 24.6% after this transaction, and we recognized a gain of $18,390.

        Since GOV's IPO, our investment in it has been accounted for using the equity method. Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income. Prior to GOV's IPO, the operating results and investments of GOV were included in our results of operations and financial position. The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824. The difference between the carrying value and our share of the underlying equity of GOV is being amortized over a 30 year period, which approximates the remaining useful lives of the properties initially contributed to GOV. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings.

        In connection with GOV's IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including the 15 properties we sold to GOV during 2010.

        During the years ended December 31, 2010 and 2009, we received cash distributions from GOV totaling $16,119 and $4,975, respectively.

        The following summarized financial data of GOV, as reported in its Annual Report on Form 10-K, includes results of operations prior to June 8, 2009 (the date GOV became a separate public company), which are included in our consolidated results of operations when GOV was our wholly owned subsidiary. References in these financial statements to the Annual Report on Form 10-K for GOV are

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 4. Equity Investments (Continued)

included as textual references only, and the information in GOV's Annual Report is not incorporated by reference into these financial statements.

	December 31,
	2010	2009
Real estate properties, net	$846,447	$463,730
Acquired real estate leases, net	60,097	15,310
Cash and cash equivalents	2,437	1,478
Rents receivable	19,200	13,544
Other assets, net	23,107	20,751

Total assets	$951,288	$514,813

Mortgage notes payable	$46,428	$—
Revolving credit facility	118,000	144,375
Acquired real estate lease obligations, net	13,679	3,566
Other liabilities	15,784	14,822
Shareholders' equity	757,397	352,050

Total liabilities and shareholders' equity	$951,288	$514,813

	Year Ended December 31,
	2010	2009	2008
Rental income	$116,768	$78,957	$75,425
Operating expenses	(40,727)	(27,103)	(26,348)
Depreciation and amortization	(24,239)	(15,172)	(14,182)
Acquisition related costs	(5,750)	(1,032)	—
General and administrative	(7,055)	(4,058)	(2,984)

Operating income	38,997	31,592	31,911
Interest and other income	103	53	37
Interest expense	(7,351)	(5,556)	(141)
Loss on extinguishment of debt	(3,786)	—	—
Equity in losses of an investee	(1)	(15)	—

Income before income tax expense	27,962	26,074	31,807
Income tax expense	(167)	(93)	—

Net income	$27,795	$25,981	$31,807

Weighted average common shares outstanding	34,341	15,082	—

Net income per common share	$0.81	$1.72	$—

        As of December 31, 2010, we have invested $5,209 in AIC, an insurance company organized by RMR and companies to which RMR provides management services. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. At December 31, 2010, we own approximately 14.3% of AIC with a current

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 4. Equity Investments (Continued)

carrying value of $5,076. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition, and the financial condition and prospects for AIC's insurance business.

        In June 2010, we, and the other shareholders of AIC purchased property insurance pursuant to a combined insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance of approximately $5,328 was paid in June 2010. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

Note 5. Real Estate Mortgage Receivable

        We provided mortgage financing totaling $8,288 at 4.75% per annum in connection with an office property sold in September 2010. This real estate mortgage requires monthly principal and interest payments and matures on September 30, 2020. As of December 31, 2010, this mortgage had a carrying value of $8,183 and was included in other assets in our consolidated balance sheet.

Note 6. Shareholders' Equity

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

        We have common shares available for issuance under the terms of our award plan adopted in 2003, or the 2003 Plan. During the years ended December 31, 2010, 2009 and 2008, 42,375 common shares with an aggregate market value of $1,157, 38,000 common shares with an aggregate market value of $1,143 and 28,375 common shares with an aggregate market value of $641, respectively, were awarded to our officers and certain employees of RMR pursuant to this plan. All of our Trustees were each awarded 1,250 common shares in 2010 with an aggregate market value of $203 ($41 per Trustee), 1,250 common shares in 2009 with an aggregate market value of $101 ($20 per Trustee) and 1,000 common shares in 2008 with an aggregate market value of $146 ($29 per Trustee), as part of their annual fees. The shares awarded to our Trustees vested immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. We include the value of awarded common shares in general and administrative expenses at the time the

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 6. Shareholders' Equity (Continued)

awards vest. At December 31, 2010, 1,419,010 of our common shares remain available for issuance under the 2003 Plan.

        In January 2011, we declared a distribution of $0.50 per common share, or $36,070, which we paid on February 22, 2011 to shareholders of record on January 21, 2011. Cash distributions per common share paid or accrued by us in 2010, 2009 and 2008, were $1.48, $2.40 and $3.36, respectively. The characterization of our distributions paid or accrued in 2010, 2009 and 2008 was 82.82%, 96.75% and 63.33% ordinary income, respectively, 0%, 0% and 6.92% qualified dividend, respectively, 17.18%, 0% and 0% return of capital, respectively, 0%, 3.25% and 9.65% Internal Revenue Code section 1250 gain, respectively, and 0%, 0% and 20.10% capital gain, respectively. In December 2009, we declared and accrued a distribution of $0.48 per common share which was paid on January 29, 2010, to shareholders of record on December 21, 2009; this distribution was effective for the tax year 2009. Our credit facility and term loan agreements contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances.

        Our 7,000,000 series B cumulative redeemable preferred shares required dividends of $2.1875, 8 3/4% per annum, payable in equal quarterly payments and had a liquidation preference of $25.00 each plus accrued and unpaid dividends until they were redeemed for $25.00 each plus accrued and unpaid dividends in October 2010. Our 6,000,000 series C cumulative redeemable preferred shares carry dividends of $1.78125, 7 1/8%, per annum, payable in equal quarterly payments. Each series C preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after February 15, 2011.

        Our 15,180,000 series D cumulative convertible preferred shares carry dividends of $1.625, 6 1/2%, per annum, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 7,298,165 additional common shares at December 31, 2010. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

        We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances. Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The rights expire on October 17, 2014, and are redeemable at our option.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 7. Income Taxes

        Our provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
State	$520	$735	$773
Foreign	102	—	—

	622	735	773

Deferred:
State	—	—	—
Foreign	(72)	—	—

	(72)	—	—

Income tax provision	$550	$735	$773

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Dividends paid deduction	(35.0)%	(35.0)%	(35.0)%
State, local, and foreign income taxes, net of federal tax benefit	0.4%	0.4%	0.5%

Effective tax rate	0.4%	0.4%	0.5%

        Deferred income tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes and are determined using tax rates expected to be in effect when the deferred income tax assets and liabilities are anticipated to be paid or recovered. At December 31, 2010, we had net deferred tax assets of $1,250 of which $1,178 related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia. Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $160 as of December 31, 2010. At December 31, 2009, we had no net deferred tax assets.

Note 8. Related Person Transactions

        We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide property management and administrative services to us: a business management agreement and a property management agreement. Renewals or extensions of the business management agreement and the property management agreement are subject to the periodic review by our Independent Trustees. Any termination of the business management agreement with RMR would cause a default under our revolving credit facility and term loan, if not approved by a majority of

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 8. Related Person Transactions (Continued)

lenders. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our Managing Trustees. Adam D. Portnoy is also our President. Each of our other executive officers is also an officer of RMR.

        RMR is compensated under the business management agreement at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as defined in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250,000 of such investments and 0.5% thereafter, and 1% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, RMR receives an incentive fee based upon increases in our funds from operations per common share, as defined in the business management agreement. The incentive fee to RMR is paid in our common shares. No incentive fees were earned for the years ended December 31, 2010, 2009 and 2008. The property management agreement provides for management fees equal to 3.0% of gross rents and construction supervision fees equal to 5.0% of construction costs. RMR also provides the internal audit function for us and for other companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs which we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was approximately $213, $220 and $222 in 2010, 2009 and 2008, respectively. Business management fees, incentive fees and internal audit costs are included in general and administrative expenses in our consolidated statements of income. Property management fees and construction supervision fees are included in operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

        In August 2010, we amended the business management agreement. The amendment adjusted the determination of the incentive fee payable to RMR under the business management agreement to give effect to splits, dividends, subdivisions, combinations, consolidations or recapitalizations of our common shares. In October 2010, we entered into another amendment to the business management agreement that provides that, beginning on the date that we completed our acquisition of MacarthurCook Industrial Property Fund, we will pay RMR a business management fee equal to 1.0% of the historical cost of properties we acquire located outside the United States, Puerto Rico and Canada. However, RMR has agreed to waive half of this fee and half of the other fees payable by us under the property management agreement with respect to our properties in Australia for so long as the business and property management agreement with MacarthurCook Fund Management Limited, or the MCK agreement, is in effect and we or any of our subsidiaries are paying the fees under that agreement. The MCK agreement relates to the properties we acquired upon our acquisition of MacarthurCook Industrial Property Fund in 2010 and other properties which our Australian subsidiary may acquire from time to time. The MCK agreement requires us to pay MacarthurCook Fund Management Limited amounts equal to the amounts waived by RMR, or $185 in 2010.

        RMR also leases approximately 25,000 square feet of office space from us at rental rates which we believe to be commercially reasonable. All transactions between us and RMR and affiliates are approved by our Independent Trustees. Our audit and compensation committees are composed of our Independent Trustees.

        GOV is a REIT which owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate publicly owned

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 8. Related Person Transactions (Continued)

entity. As discussed in Note 4, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $166,388 and a market value, based on quoted market prices, of $266,561 ($26.79 per share) as of December 31, 2010. In connection with GOV's IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including any indirect sale as a result of a change of control of us or the subsidiaries which own such properties.

        In June 2010, we entered agreements to sell 15 properties that contain approximately 1,900,000 square feet to GOV. We sold all 15 of these properties during 2010 for aggregate sales prices of $231,000, excluding closing costs. These properties were subject to GOV's right of first refusal referred to above. Both we and GOV are managed by RMR and Barry Portnoy and Adam Portnoy are Managing Trustees of us and GOV. Accordingly, the terms of these sales were negotiated by special committees of our and GOV's boards of trustees composed solely of Independent Trustees who are not also trustees of the other party.

        SNH was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999. At the time of SNH's spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings. In May 2008, we agreed to sell 47 medical office, clinic and biomedical laboratory buildings (approximately 2,161,000 square feet of rental space) to SNH for $562,000, and we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. We also entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase up to 45 additional identified properties (approximately 4,598,000 square feet of rental space) that we owned and which are leased to tenants in medical related businesses in the event that we determine to sell those properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiaries which own those properties.

        In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space) which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sales price of $470,000, excluding closing costs. These properties were subject to the right of first refusal referred to above. As of January 26, 2011, we had completed the sale of all 27 of these properties. We continue to own 19 properties that remain subject to SNH's right of first refusal.

        Both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH. As a result, the 2008 and 2010 transactions between us and SNH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

        Our various agreements with SNH and GOV include arbitration provisions for the resolution of disputes, claims and controversies.

        As of December 31, 2010, we invested $5,209 in AIC, an insurance company that is owned by RMR and companies to which RMR provides management services. We own approximately 14.3% of AIC which has a carrying value of $5,076 as of December 31, 2010. In 2010, we, RMR and other

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 8. Related Person Transactions (Continued)

owners of AIC purchased property insurance pursuant to a combined program arranged and partially reinsured by AIC.

        Amounts resulting from transactions with related persons for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Year Ended December 31,
	2010	2009	2008
Business management fees, incentive fees and internal audit costs to RMR	$34,947	$33,817	$33,638
Distributions paid to beneficial owners of RMR and their affiliates	732	714	1,243
Rental income received from RMR	498	531	630
Property management fees to RMR	27,498	28,966	29,805
Net assets transferred to GOV	—	395,317	—
Secured credit facility and related deferred financing fees transferred to GOV, net	—	243,199	—
Distributions received from GOV	16,119	4,975	—
Gross proceeds of property sales to GOV	231,000	—	—
Gross proceeds of property sales to SNH	374,130	214,585	346,759
Gains on property sales to GOV, net	34,336	—	—
Gains on property sales to SNH, net	133,272	79,133	137,174
Investment in AIC	76	5,133	—
Property insurance purchased under an AIC program	5,328	—	—
Earnings from investment in GOV	8,465	6,679	—
Losses from investment in AIC	(1)	(133)	—

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Indebtedness

        At December 31, 2010 and 2009, our outstanding indebtedness included the following:

	December 31,
	2010	2009
Unsecured revolving credit facility, due August 2013, at LIBOR plus a premium	$—	$110,000
Unsecured term loan, due December 2015, at LIBOR plus a premium	400,000	—
Unsecured floating rate senior notes, due March 2011, at LIBOR plus a premium	168,219	168,219
Senior Notes, due 2010 at 8.875%	—	30,000
Senior Notes, due 2010 at 8.625%	—	20,000
Senior Notes, due 2012 at 6.95%	150,680	150,680
Senior Notes, due 2013 at 6.50%	190,980	190,980
Senior Notes, due 2014 at 5.75%	244,655	244,655
Senior Notes, due 2015 at 6.40%	186,000	186,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Senior Notes, due 2017 at 6.25%	250,000	250,000
Senior Notes, due 2018 at 6.65%	250,000	250,000
Senior Notes, due 2019 at 7.50%	125,000	125,000
Senior Notes, due 2020 at 5.875%	250,000	—
Mortgage Notes Payable, due 2011 at 6.814%	—	230,507
Mortgage Notes Payable, due 2011 at 7.435%	29,421	29,937
Mortgage Notes Payable, due 2012 at 8.05%	23,466	23,945
Mortgage Notes Payable, due 2012 at 6.0%	4,795	4,946
Mortgage Notes Payable, due 2014 at 4.95%	12,940	13,212
Mortgage Notes Payable, due 2015 at 5.99%	8,793	9,031
Mortgage Notes Payable, due 2016 at 5.76%	8,172	8,492
Mortgage Notes Payable, due 2016 at 6.03%	41,600	41,600
Mortgage Notes Payable, due 2016 at 7.36%	12,196	12,597
Mortgage Notes Payable, due 2019 at LIBOR plus a premium	175,000	175,000
Mortgage Notes Payable, due 2022 at 6.75%	4,307	4,555
Mortgage Notes Payable, due 2023 at 6.14%	14,357	15,135
Mortgage Notes Payable, due 2026 at 5.71%	8,367	8,701
Mortgage Notes Payable, due 2027 at 6.06%	13,392	13,834
Mortgage Notes Payable, due 2029 at 6.794%	—	39,414

	3,222,340	3,006,440
Less unamortized net premiums and discounts	16,274	13,790

	$3,206,066	$2,992,650

        In August 2010, we repaid at maturity all $30,000 of our 8.875% senior notes due in 2010. We also prepaid at par $266,674 of mortgage debt that was scheduled to mature in 2011 and 2029. In connection with the prepayment of this mortgage debt, we recorded a loss on early extinguishment of

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Indebtedness (Continued)

debt of $1,044 from the write off of unamortized discounts and deferred financing fees during the third quarter of 2010. In October 2010, we repaid at maturity all $20,000 of our 8.625% senior notes due 2010. We funded these payments with cash on hand and borrowings under our revolving credit facility.

        In August 2010, we entered a new $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes. The new facility replaced our previous $750,000 unsecured revolving credit facility, which had a maturity date of August 22, 2010. The maturity date of the new facility is August 8, 2013 and includes an option for us to extend the facility for one year to August 8, 2014. The new facility also includes a feature under which the maximum borrowing may be increased to up to $1,500,000 in certain circumstances. Interest paid under the new facility is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings. The interest rate on our revolving credit facilities averaged 1.8% and 0.9% per annum for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had zero outstanding and $750,000 available under our new revolving credit facility.

        In September 2010, we issued $250,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $242,483. These notes bear interest at 5.875%, require semiannual interest payments and mature in September 2020. Net proceeds from these notes were used to reduce amounts then outstanding under our revolving credit facility.

        In December 2010, we entered into a $400,000 five year unsecured term loan with a group of banks. The term loan matures on December 15, 2015 and can be prepaid without penalty beginning December 16, 2012. Interest paid under the term loan is set at LIBOR plus 200 basis points, subject to adjustments based on our credit ratings. The interest rate on our term loan averaged 2.3% per annum for the year ended December 31, 2010. Net proceeds from the term loan were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including acquisitions.

        Our public debt indentures, our credit facility agreement and our term loan agreement contain a number of financial and other covenants, including a credit facility and term loan covenant which restricts our ability to make distributions under certain circumstances. At December 31, 2010, we believe we were in compliance with all of our covenants under our public debt indentures, our revolving credit facility and term loan agreements.

        At December 31, 2010, 15 properties costing $599,169 with an aggregate net book value of $490,423 were secured by mortgage notes totaling $351,526 maturing from 2011 through 2027.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2010, are as follows:

2011	$201,850
2012	182,172
2013	196,759
2014	262,531
2015	849,543
Thereafter	1,529,485

$3,222,340

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Fair Value of Assets and Liabilities

        The table below presents certain of our assets and liabilities measured at fair value during 2010, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Properties held for sale(1)	$44,058	$—	$44,058	$—
Effective portion of interest rate contracts(2)	$(6,956)	$—	$(6,956)	$—
Long-lived assets held and used(3)	$14,063	$—	$—	$14,063
Investment in available for sale securities(4)	$567	$567	$—	$—

(1)
Properties held for sale includes six office properties and 21 industrial & other properties that we expect to sell within one year. We recorded a loss on asset impairment during the fourth quarter of 2010 of $18,035 in our Metro Boston, MA segment and $80,418 in our Other Markets segment to reduce the carrying value of these properties from $142,511 to their estimated fair value less costs to sell of $44,058. We used broker information and comparable sales transactions (level 2 inputs) less estimated closing costs to determine the fair value of these properties. In addition, four properties that we sold in September 2010 were written down from their carrying value of $88,316 to their aggregate sales prices (level 2 inputs) less closing and other costs of $66,825, resulting in impairment charges of $21,491 recorded during the second quarter of 2010.

(2)
The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. As of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(3)
Long-lived assets held and used consist of one office property and four industrial & other properties that were written down from their carrying value of $23,383 to their estimated fair value of $14,063, resulting in an impairment charge of $5,066 in our Other Markets segment and $4,254 in our Metro Boston, MA segment for the year ended December 31, 2010. We determined the fair value for these properties based on the sum of their expected future discounted cash flows (level 3 inputs). We estimate aggregate future cash flows expected to be generated by each property based on a number of factors such as market rents, operating expenses, discount rates and capitalization

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Fair Value of Assets and Liabilities (Continued)

  rates. These factors are generally based on our experience in local real estate markets and the effects of current market conditions.

(4)
The fair value of our investment in available for sale securities is based on quoted prices at December 31, 2010 in active markets (level 1 inputs) and included in other assets in our consolidated balance sheet.

        We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates. The only risk currently managed by using our derivative instruments is interest rate risk. We may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time, although we have not done so as of December 31, 2010, and have no present intention to do so. We enter into interest rate swaps to manage interest rate risk associated with our floating rate borrowings. We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR. The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The fair value of our derivative instruments decreased by $9,503 during the year ended December 31, 2010, based primarily on changes in market interest rates. As of December 31, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our consolidated balance sheet totaled ($6,956). As of December 31, 2009, the fair value of these derivative instruments included in other assets and cumulative other comprehensive income in our consolidated balance sheet totaled $2,547.

        In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, real estate mortgage receivable, marketable pass through certificates, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and amounts due to affiliates. At December 31, 2010 and 2009, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$166,388	$266,561	$153,822	$228,651
Marketable pass through certificates	$—	$—	$7,267	$7,443
Senior notes and mortgage notes payable	$2,462,847	$2,599,075	$2,539,431	$2,547,036

        At December 31, 2010 and 2009, the fair values of our equity investment in GOV are based on quoted market prices of $26.79 and $22.98, respectively. At December 31, 2009, the fair values of our marketable pass through certificates are based on quoted market prices of $93.04. The fair values of

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Fair Value of Assets and Liabilities (Continued)

our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

        Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, none of our tenants are responsible for more than 3% of our total rents.

        We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one issuer.

Note 11. Segment Information

        Our primary business is the ownership and operation of office and industrial & other properties, including leased industrial and commercial lands in Oahu, HI and properties in Australia. We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We account for our properties by property type (i.e. suburban office, CBD office and industrial & other) and by geographic regions. We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses. Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Denver, CO, Metro Washington, DC, Metro Boston, MA and Other Markets, which includes properties located throughout the United States and Australia. Prior periods have been restated to reflect 31 office properties and 25 industrial & other properties reclassified to discontinued operations during 2010 as discussed in Note 3.

        The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, acquisition related costs, interest and other income and expense, loss on asset impairment, (loss) gain on early extinguishment of debt, equity in earnings of investees, gain on sale of properties and gain on asset acquisition. The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 11. Segment Information (Continued)

        As of December 31, 2010, we owned 303 office properties and 178 industrial & other properties, excluding properties classified as held for sale. Property level information by geographic segment and property type is as follows:

        As of and for the year ended December 31, 2010:

	As of December 31, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	619	4,592	—	5,211
Oahu, HI	—	—	17,914	17,914
Metro Denver, CO	788	672	553	2,013
Metro Washington, DC	1,067	428	—	1,495
Metro Boston, MA	1,268	291	—	1,559
Other Markets	17,422	6,430	11,974	35,826

Totals	21,164	12,413	30,441	64,018

	Year Ended December 31, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$9,440	$112,676	$—	$122,116
Oahu, HI	—	—	73,996	73,996
Metro Denver, CO	12,817	21,200	8,239	42,256
Metro Washington, DC	27,944	17,867	—	45,811
Metro Boston, MA	20,227	14,894	—	35,121
Other Markets	264,632	138,851	70,587	474,070

Totals	$335,060	$305,488	$152,822	$793,370

Property net operating income:
Metro Philadelphia, PA	$2,689	$58,272	$—	$60,961
Oahu, HI	—	—	55,547	55,547
Metro Denver, CO	9,321	14,086	4,758	28,165
Metro Washington, DC	16,241	12,166	—	28,407
Metro Boston, MA	12,240	5,974	—	18,214
Other Markets	148,660	68,054	51,473	268,187

Totals	$189,151	$158,552	$111,778	$459,481

        As of December 31, 2010, our investments in office properties, and in industrial & other properties, net of accumulated depreciation, excluding properties classified as held for sale, were $4,216,114 and $1,290,883, respectively.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 11. Segment Information (Continued)

        As of and for the year ended December 31, 2009:

	As of December 31, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	619	4,585	—	5,204
Oahu, HI	—	—	17,914	17,914
Metro Denver, CO	540	672	548	1,760
Metro Washington, DC	1,286	583	—	1,869
Metro Boston, MA	1,366	424	—	1,790
Other Markets	15,458	6,135	10,517	32,110

Totals	19,269	12,399	28,979	60,647

	Year Ended December 31, 2009
	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$9,529	$112,615	$—	$122,144
Oahu, HI	—	—	72,548	72,548
Metro Denver, CO	9,021	10,969	8,025	28,015
Metro Washington, DC	35,377	23,369	—	58,746
Metro Boston, MA	21,584	17,551	—	39,135
Other Markets	265,325	124,317	60,711	450,353

Totals	$340,836	$288,821	$141,284	$770,941

Property net operating income:
Metro Philadelphia, PA	$3,707	$58,631	$—	$62,338
Oahu, HI	—	—	54,863	54,863
Metro Denver, CO	5,041	7,109	4,668	16,818
Metro Washington, DC	21,908	14,670	—	36,578
Metro Boston, MA	12,140	8,179	—	20,319
Other Markets	152,584	61,452	42,734	256,770

Totals	$195,380	$150,041	$102,265	$447,686

        As of December 31, 2009, our investments in office properties, and in industrial & other properties, net of accumulated depreciation, excluding properties classified as held for sale, were $4,172,302 and $1,266,958, respectively.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 11. Segment Information (Continued)

        As of and for the year ended December 31, 2008:

	As of December 31, 2008
	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	619	4,577	—	5,196
Oahu, HI	—	—	17,914	17,914
Metro Denver, CO	753	—	547	1,300
Metro Washington, DC	1,720	682	—	2,402
Metro Boston, MA	1,366	424	—	1,790
Other Markets	16,653	5,917	9,534	32,104

Totals	21,111	11,600	27,995	60,706

	Year Ended December 31, 2008
	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$9,010	$112,327	$—	$121,337
Oahu, HI	—	—	66,831	66,831
Metro Denver, CO	12,440	—	7,612	20,052
Metro Washington, DC	41,387	29,393	—	70,780
Metro Boston, MA	21,469	16,927	—	38,396
Other Markets	268,236	108,453	58,025	434,714

Totals	$352,542	$267,100	$132,468	$752,110

Property net operating income:
Metro Philadelphia, PA	$3,439	$58,318	$—	$61,757
Oahu, HI	—	—	49,837	49,837
Metro Denver, CO	8,070	—	4,679	12,749
Metro Washington, DC	24,909	17,564	—	42,473
Metro Boston, MA	12,617	8,295	—	20,912
Other Markets	155,799	52,086	42,388	250,273

Totals	$204,834	$136,263	$96,904	$438,001

        The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements. We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate individual, regional and company wide property level performance. NOI excludes certain components from net income in order to provide results that are

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 11. Segment Information (Continued)

more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. A reconciliation of NOI to net income for the years ended December 31, 2010, 2009 and 2008, is as follows:

	Year Ended December 31,
	2010	2009	2008
Rental income	$793,370	$770,941	$752,110
Operating expenses	(333,889)	(323,255)	(314,109)

Property net operating income (NOI)	$459,481	$447,686	$438,001

Property NOI	$459,481	$447,686	$438,001
Depreciation and amortization	(207,884)	(177,019)	(167,298)
General and administrative	(39,646)	(36,575)	(33,891)
Acquisition related costs	(21,560)	(4,298)	—

Operating income	190,391	229,794	236,812
Interest and other income	3,159	1,194	1,442
Interest expense	(179,642)	(166,855)	(173,467)
Loss on asset impairment	(30,811)	(11,699)	(2,283)
(Loss) gain on early extinguishment of debt	(796)	20,686	—
Equity in earnings of investees	8,464	6,546	—
Gain on issuance of shares by an equity investee	34,808	—	—
Gain on sale of properties	34,336	—	—
Gain on asset acquisition	20,392	—	—

Income from continuing operations before income tax expense	80,301	79,666	62,504
Income tax expense	(550)	(735)	(773)

Income from continuing operations	79,751	78,931	61,731
Income from discontinued operations	16,591	26,793	45,740
Loss on asset impairment from discontinued operations	(98,453)	(20,183)	—
Loss on early extinguishment of debt from discontinued operations	(248)	—	—
Gain on sale of properties from discontinued operations	137,768	79,133	137,174

Net income	$135,409	$164,674	$244,645

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 12. Tenant Concentration

        During 2010, no one tenant is responsible for more than five percent of our revenues. Prior to 2010, the United States Government was our only tenant responsible for more than five percent of our revenues. For the years ended December 31, 2009 and 2008, revenues from the United States Government were $78,534 and $110,961, respectively.

Note 13. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2010 and 2009. Reclassifications have been made to the prior quarters and prior year results to reflect 30 office properties and 25 industrial & other properties reclassified to discontinued operations during the fourth quarter of 2010, one office property reclassified to discontinued operations during the third quarter of 2010 and one office property reclassified from discontinued operations during the fourth quarter of 2009:

	2010
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$195,079	$195,817	$199,476	$202,998
Net income (loss) available for common shareholders(2)	24,630	(2,669)	53,143	6,651
Net income (loss) available for common shareholders per share—basic and diluted	0.43	(0.04)	0.82	0.09
Common distributions declared	—	0.48	0.50	0.50

	2009
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Total revenues	$197,208	$192,963	$187,110	$193,660
Net income (loss) available for common shareholders	30,445	46,949	59,532	(22,920	)(3)
Net income (loss) available for common shareholders per share—basic and diluted	0.54	0.84	1.06	(0.41)
Common distributions declared	0.48	0.48	0.48	0.96	(4)

(1)
Amounts previously reported have been adjusted as follows:

	2010
	First Quarter	Second Quarter	Third Quarter
Total revenues as previously reported in 2010	$213,626	$213,966	$218,035
Total revenues reclassified to discontinued operations during the third quarter of 2010	(543)	(359)	—
Total revenues reclassified to discontinued operations during the fourth quarter of 2010	(18,004)	(17,790)	(18,559)

Total revenues restated	$195,079	$195,817	$199,476

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 13. Selected Quarterly Financial Data (Unaudited) (Continued)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported in 2009	$216,923	$212,729	$206,587	$213,339
Total revenues reclassified from discontinued operations during the fourth quarter of 2009	48	48	48	—
Total revenues reclassified to discontinued operations during the third quarter of 2010	(625)	(577)	(603)	(547)
Total revenues reclassified to discontinued operations during the fourth quarter of 2010	(19,138)	(19,237)	(18,922)	(19,132)

Total revenues restated	$197,208	$192,963	$187,110	$193,660

(2)
The first quarter includes a gain on issuance of shares by GOV of $16,418, the second quarter includes a gain on sale of properties of $11,504 and a loss on asset impairment of $21,491, the third quarter includes gains on sales of properties aggregating $27,400 and a gain on issuance of shares by GOV of $18,390, and the fourth quarter includes net gains on sales of properties aggregating $133,200 and losses on asset impairment and accelerated depreciation aggregating $132,770.

(3)
The fourth quarter includes a $31,882 loss on asset impairment and no gains on property sales or early extinguishment of debt.

(4)
Includes a $0.48 per common share distribution which was declared on December 11, 2009, and paid on January 29, 2010, to shareholders of record as of the close of business on December 21, 2009.

COMMONWEALTH REIT
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$6,290	$3,463	$(1,261)	$8,492

Year Ended December 31, 2009:
Allowance for doubtful accounts	$8,492	$4,099	$(1,646)	$10,945

Year Ended December 31, 2010:
Allowance for doubtful accounts	$10,945	$3,683	$(2,078)	$12,550

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Birmingham	AL	$12,196	$4,000	$19,604	$128	$—	$4,002	$19,730	$23,732	$1,992	12/27/06	2001
Birmingham	AL	—	2,675	13,010	230	—	2,675	13,240	15,915	27	12/9/10	1982
Birmingham	AL	—	1,810	5,895	176	—	1,810	6,071	7,881	12	12/9/10	1981
Birmingham	AL	—	2,225	10,039	6	—	2,225	10,045	12,270	21	12/9/10	1982
Birmingham	AL	—	1,660	9,423	—	—	1,660	9,423	11,083	20	12/9/10	1980
Birmingham	AL	—	1,427	10,634	—	—	1,427	10,634	12,061	22	12/9/10	1985
Birmingham	AL	—	1,273	10,824	—	—	1,273	10,824	12,097	23	12/9/10	1985
Birmingham	AL	—	1,508	10,638	1	—	1,509	10,638	12,147	22	12/9/10	1985
Birmingham	AL	—	155	—	—	—	155	—	155	—	12/9/10	—
Mobile	AL	—	1,540	9,732	(3)	—	1,540	9,729	11,269	774	10/22/07	1998
Phoenix	AZ	—	1,041	8,023	1,854	—	1,041	9,877	10,918	2,228	2/1/02	1987
Phoenix	AZ	—	1,899	14,872	1,062	—	1,899	15,934	17,833	3,937	2/1/02	1999
Tempe	AZ	—	1,125	10,122	1,941	—	1,125	12,063	13,188	3,137	6/30/99	1987
Tolleson	AZ	—	1,257	9,210	696	—	1,257	9,906	11,163	1,645	12/19/03	1990
Tucson	AZ	—	3,261	26,357	3,310	—	3,261	29,667	32,928	7,750	2/27/02	1986
Carson	CA	—	3,300	5,694	—	—	3,300	5,694	8,994	36	10/14/10	1989
Carson	CA	—	3,670	7,580	—	—	3,670	7,580	11,250	47	10/14/10	1989
Carson	CA	—	770	285	—	—	770	285	1,055	2	10/14/10	1989
Carson	CA	—	3,420	8,605	—	—	3,420	8,605	12,025	108	6/30/10	1988
Carson	CA	—	4,040	9,428	—	—	4,040	9,428	13,468	118	6/30/10	1987
Folsom	CA	—	3,450	25,504	—	—	3,450	25,504	28,954	—	12/17/10	2009
Fremont	CA	—	4,500	5,878	—	—	4,500	5,878	10,378	257	3/19/09	1990
Fremont	CA	—	5,300	7,622	—	—	5,300	7,622	12,922	333	3/19/09	1985
Fremont	CA	—	6,500	10,337	—	—	6,500	10,337	16,837	452	3/19/09	1991
Fremont	CA	—	5,200	4,860	—	—	5,200	4,860	10,060	213	3/19/09	1990
Monterey	CA	—	5,150	2,599	—	—	5,150	2,599	7,749	33	8/31/10	—
Monterey	CA	—	1,981	668	—	—	1,981	668	2,649	8	8/31/10	—
Monterey	CA	—	2,912	1,412	—	—	2,912	1,412	4,324	18	8/31/10	—
Monterey	CA	—	3,091	1,708	—	—	3,091	1,708	4,799	22	8/31/10	—
Monterey	CA	—	1,803	631	—	—	1,803	631	2,434	8	8/31/10	—
Monterey	CA	—	2,282	1,266	—	—	2,282	1,266	3,548	16	8/31/10	—
Monterey	CA	—	1,722	776	—	—	1,722	776	2,498	10	8/31/10	—
Morgan Hill	CA	10,505	1,875	18,335	40	—	1,875	18,375	20,250	985	11/7/08	2001
Morgan Hill	CA	4,125	625	7,310	16	—	625	7,326	7,951	390	11/7/08	2001
Morgan Hill	CA	13,119	2,600	22,639	48	—	2,600	22,687	25,287	1,223	11/7/08	2002
Rancho Cordova	CA	—	116	1,072	19	—	116	1,091	1,207	185	7/16/04	1977
Rancho Cordova	CA	—	89	822	10	—	89	832	921	135	7/16/04	1977
Rancho Cordova	CA	—	116	1,048	(1)	(529)	72	562	634	18	7/16/04	1977
Sacramento	CA	—	91	819	37	(862)	14	71	85	(37)	7/16/04	1977
Sacramento	CA	—	206	1,970	355	—	206	2,325	2,531	355	7/16/04	1977
Sacramento	CA	—	134	1,186	188	—	134	1,374	1,508	210	7/16/04	1977
Sacramento	CA	—	116	976	223	—	116	1,199	1,315	224	7/16/04	1977
Sacramento	CA	—	116	936	108	—	116	1,044	1,160	179	7/16/04	1977
Sacramento	CA	—	116	1,017	65	—	116	1,082	1,198	179	7/16/04	1977
Sacramento	CA	—	134	720	186	—	134	906	1,040	126	7/16/04	1977
Sacramento	CA	—	116	1,032	234	—	116	1,266	1,382	208	7/16/04	1977
Sacramento	CA	—	67	393	112	—	67	505	572	84	7/16/04	1977
Sacramento	CA	—	116	952	72	—	116	1,024	1,140	156	7/16/04	1977
Sacramento	CA	—	67	361	178	—	67	539	606	69	7/16/04	1977
Sacramento	CA	—	134	676	107	—	134	783	917	135	7/16/04	1977
Sacramento	CA	—	60	333	28	—	60	361	421	57	7/16/04	1977

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Sacramento	CA	—	116	720	203	—	116	923	1,039	141	7/16/04	1977
Sacramento	CA	—	60	349	20	—	60	369	429	59	7/16/04	1977
Sacramento	CA	—	74	574	56	—	74	630	704	102	7/16/04	1977
Sacramento	CA	—	80	623	40	—	80	663	743	118	7/16/04	1977
Sacramento	CA	—	402	4,056	54	—	402	4,110	4,512	660	7/16/04	1977
San Diego	CA	—	313	2,820	577	—	313	3,397	3,710	1,327	12/31/96	1984
San Diego	CA	—	316	2,846	582	—	316	3,428	3,744	1,339	12/31/96	1984
San Diego	CA	—	502	4,526	926	—	502	5,452	5,954	2,129	12/31/96	1984
San Diego	CA	—	294	2,650	542	—	294	3,192	3,486	1,247	12/31/96	1984
San Diego	CA	—	461	3,830	547	—	461	4,377	4,838	969	6/24/02	1986
San Diego	CA	—	475	4,264	552	—	474	4,817	5,291	1,112	6/24/02	1986
San Diego	CA	—	330	2,843	400	—	330	3,243	3,573	655	7/16/04	1978
San Diego	CA	—	387	3,339	455	—	387	3,794	4,181	767	7/16/04	1978
San Diego	CA	—	284	2,992	729	—	284	3,721	4,005	712	7/16/04	1980
San Diego	CA	—	280	2,421	716	—	280	3,137	3,417	482	7/16/04	1980
San Diego	CA	—	286	2,512	1,040	—	286	3,552	3,838	779	7/16/04	1980
San Diego	CA	—	654	5,467	469	—	654	5,936	6,590	935	7/16/04	1982
Santa Ana	CA	—	1,363	10,158	(18)	—	1,362	10,141	11,503	1,790	11/10/03	2000
Aurora	CO	—	1,152	13,272	—	—	1,152	13,272	14,424	4,476	11/14/97	1993
Colorado Springs	CO	—	1,250	7,982	—	—	1,250	7,982	9,232	133	4/30/10	1996
Denver	CO	—	4,720	58,890	—	—	4,720	58,890	63,610	981	4/16/10	2007
Denver	CO	—	22,400	110,090	2,318	—	22,400	112,408	134,808	4,188	6/24/09	1982
Englewood	CO	—	1,708	14,616	1,410	—	1,707	16,027	17,734	3,708	11/2/01	1984
Englewood	CO	—	649	5,232	332	—	642	5,571	6,213	1,225	12/19/02	1984
Lakewood	CO	—	787	7,085	160	—	788	7,244	8,032	2,002	11/22/99	1980
Lakewood	CO	—	1,855	16,691	369	—	1,856	17,059	18,915	4,715	11/22/99	1980
Longmont	CO	—	3,714	24,397	3,922	—	3,715	28,318	32,033	4,863	10/26/04	1982
East Windsor	CT	8,367	2,960	12,360	30	—	2,943	12,407	15,350	1,314	10/24/06	1989
Meriden	CT	—	768	6,164	20	—	768	6,184	6,952	1,152	7/24/03	1982
Milford	CT	—	1,712	13,969	1,088	—	1,713	15,056	16,769	2,095	7/29/05	1987
North Haven	CT	4,307	2,090	9,141	64	—	2,091	9,204	11,295	969	10/24/06	1970
Orange	CT	—	2,270	7,943	37	—	2,271	7,979	10,250	844	10/24/06	1993
Wallingford	CT	—	640	10,017	896	—	640	10,913	11,553	3,452	6/1/98	1986
Wallingford	CT	—	367	3,301	1,172	—	366	4,474	4,840	1,305	12/22/98	1988
Wallingford	CT	—	2,010	7,352	253	—	2,011	7,604	9,615	792	10/24/06	1978
Wallingford	CT	—	1,470	2,165	9	—	1,471	2,173	3,644	234	10/24/06	1978
Wallingford	CT	—	2,300	8,621	1,336	—	2,301	9,956	12,257	1,050	10/24/06	1976
Wallingford	CT	—	620	2,168	60	—	620	2,228	2,848	238	10/24/06	1979
Wallingford	CT	—	470	2,280	408	—	470	2,688	3,158	356	10/24/06	1974
Wallingford	CT	—	800	2,251	5	—	800	2,256	3,056	240	10/24/06	1977
Wallingford	CT	—	740	2,552	7	—	741	2,558	3,299	271	10/24/06	1980
Wallingford	CT	—	680	3,144	569	—	680	3,713	4,393	353	10/24/06	1982
Windsor	CT	—	1,376	11,212	2,381	—	1,376	13,593	14,969	2,943	8/29/03	1988
Washington	DC	—	5,975	53,778	3,482	—	5,975	57,260	63,235	18,033	6/23/98	1991
Washington	DC	—	11,138	16,674	—	—	11,138	16,674	27,812	556	9/3/09	1960
Washington	DC	—	12,862	19,305	—	—	12,862	19,305	32,167	643	9/3/09	1975
Wilmington	DE	—	4,409	39,681	10,317	—	4,413	49,994	54,407	15,806	7/23/98	1986
Jacksonville	FL	41,600	1,480	43,770	2,098	—	1,480	45,868	47,348	2,445	11/24/08	1985
Miami	FL	—	144	1,297	59	—	144	1,356	1,500	425	3/19/98	1987
Adairsville	GA	—	1,920	9,357	(11)	—	1,920	9,346	11,266	873	4/2/07	1993
Atlanta	GA	—	480	4,328	438	—	480	4,766	5,246	1,001	7/16/04	1967

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Atlanta	GA	—	1,620	13,661	1,448	—	1,620	15,109	16,729	2,751	7/16/04	1967
Atlanta	GA	—	289	2,403	245	—	289	2,648	2,937	417	7/16/04	1967
Atlanta	GA	—	346	2,899	236	(2,352)	143	986	1,129	4	7/16/04	1967
Atlanta	GA	—	52	483	7	—	52	490	542	81	7/16/04	1967
Atlanta	GA	—	257	2,119	154	—	257	2,273	2,530	2,129	7/16/04	1972
Atlanta	GA	—	917	—	20	—	917	20	937	—	7/16/04	1972
Atlanta	GA	—	268	2,380	199	—	268	2,579	2,847	2,430	7/16/04	1972
Atlanta	GA	—	685	5,837	749	—	685	6,586	7,271	1,212	7/16/04	1972
Atlanta	GA	—	939	8,387	700	—	939	9,087	10,026	5,496	7/16/04	1972
Atlanta	GA	—	2,197	—	3	—	2,197	3	2,200	—	7/16/04	1972
Atlanta	GA	—	1,154	8,454	783	—	1,154	9,237	10,391	1,584	7/16/04	1972
Atlanta	GA	—	235	1,906	17	—	235	1,923	2,158	310	7/16/04	1972
Atlanta	GA	—	303	2,595	292	—	303	2,887	3,190	2,718	7/16/04	1972
Atlanta	GA	—	202	1,580	134	—	202	1,714	1,916	1,602	7/16/04	1972
Atlanta	GA	—	280	2,657	222	—	280	2,879	3,159	2,711	7/16/04	1972
Atlanta	GA	—	1,070	8,930	1,526	—	1,070	10,456	11,526	1,706	7/16/04	1972
Atlanta	GA	—	265	2,382	404	—	265	2,786	3,051	710	7/16/04	1972
Atlanta	GA	—	197	1,757	46	—	197	1,803	2,000	300	7/16/04	1972
Atlanta	GA	—	156	1,400	168	—	156	1,568	1,724	321	7/16/04	1972
Atlanta	GA	—	157	1,505	102	—	157	1,607	1,764	1,520	7/16/04	1972
Atlanta	GA	—	223	2,006	463	—	223	2,469	2,692	645	7/16/04	1972
Atlanta	GA	—	245	2,006	269	—	245	2,275	2,520	497	7/16/04	1972
Atlanta	GA	—	210	1,779	129	—	210	1,908	2,118	350	7/16/04	1972
Atlanta	GA	—	1,209	9,747	948	—	1,209	10,695	11,904	1,861	7/16/04	1972
Atlanta	GA	—	2,459	18,549	1,671	—	2,463	20,216	22,679	3,077	8/24/04	1985
Atlanta	GA	—	952	7,643	1,335	—	952	8,978	9,930	1,535	9/9/04	1983
Atlanta	GA	—	2,524	20,407	1,066	—	2,526	21,471	23,997	3,093	8/23/05	1985
Atlanta	GA	—	2,560	10,605	454	—	2,560	11,059	13,619	10,605	7/26/07	1989
Duluth	GA	—	2,417	8,886	137	—	2,417	9,023	11,440	460	12/15/08	1985
Duluth	GA	—	643	2,361	18	—	643	2,379	3,022	122	12/15/08	1985
Macon	GA	12,940	2,674	19,311	724	—	2,675	20,034	22,709	2,359	4/28/06	1988
Marrietta	GA	—	2,190	6,586	(14)	—	2,190	6,572	8,762	541	9/5/07	1998
Roswell	GA	—	624	5,491	2,776	—	625	8,266	8,891	1,226	9/2/05	1974
Oahu	HI	—	7,982	—	(10)	—	7,972	—	7,972	—	12/5/03	—
Oahu	HI	—	718	—	—	—	718	—	718	—	12/5/03	—
Oahu	HI	—	1,343	—	(1)	—	1,342	—	1,342	—	12/5/03	—
Oahu	HI	—	2,038	—	(3)	—	2,035	—	2,035	—	6/15/05	—
Oahu	HI	—	1,354	—	(2)	—	1,352	—	1,352	—	6/15/05	—
Oahu	HI	—	3,547	—	(6)	—	3,541	—	3,541	—	6/15/05	—
Oahu	HI	—	1,572	—	(3)	—	1,569	—	1,569	—	6/15/05	—
Oahu	HI	—	1,232	—	(2)	—	1,230	—	1,230	—	6/15/05	—
Oahu	HI	—	434	3,983	424	—	426	4,415	4,841	583	6/15/05	—
Oahu	HI	—	11,645	—	(21)	—	11,624	—	11,624	—	6/15/05	—
Oahu	HI	—	1,509	—	(3)	—	1,506	—	1,506	—	6/15/05	—
Oahu	HI	—	1,725	—	(3)	—	1,722	—	1,722	—	6/15/05	—
Oahu	HI	—	2,190	—	(3)	—	2,187	—	2,187	—	6/15/05	—
Oahu	HI	—	2,672	—	(5)	—	2,667	—	2,667	—	6/15/05	—
Oahu	HI	—	1,764	—	(3)	—	1,761	—	1,761	—	6/15/05	—
Oahu	HI	—	294	2,297	397	—	294	2,694	2,988	323	6/15/05	—
Oahu	HI	—	27,455	—	(50)	—	27,405	—	27,405	—	6/15/05	—
Oahu	HI	—	13,904	—	(20)	—	13,884	—	13,884	—	6/15/05	—

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Oahu	HI	—	651	—	(2)	—	649	—	649	—	6/15/05	—
Oahu	HI	—	1,497	—	(3)	—	1,494	—	1,494	—	6/15/05	—
Oahu	HI	—	963	—	(1)	—	962	—	962	—	6/15/05	—
Oahu	HI	—	1,624	—	(2)	—	1,622	—	1,622	—	6/15/05	—
Oahu	HI	—	1,244	—	(1)	—	1,243	—	1,243	—	6/15/05	—
Oahu	HI	—	707	—	(1)	—	706	—	706	—	6/15/05	—
Oahu	HI	—	381	—	—	—	381	—	381	—	6/15/05	—
Oahu	HI	—	717	—	—	—	717	—	717	—	6/15/05	—
Oahu	HI	—	553	—	—	—	553	—	553	—	6/15/05	—
Oahu	HI	—	243	1,457	37	—	243	1,494	1,737	203	6/15/05	—
Oahu	HI	—	536	—	—	—	536	—	536	—	6/15/05	—
Oahu	HI	—	2,949	—	(5)	—	2,944	—	2,944	—	6/15/05	—
Oahu	HI	—	1,393	—	8,837	—	1,390	8,840	10,230	785	6/15/05	—
Oahu	HI	—	714	—	—	—	714	—	714	—	6/15/05	—
Oahu	HI	—	419	—	—	—	419	—	419	—	6/15/05	—
Oahu	HI	—	1,384	—	(3)	—	1,381	—	1,381	—	6/15/05	—
Oahu	HI	—	218	—	—	—	218	—	218	—	6/15/05	—
Oahu	HI	—	568	—	(1)	—	567	—	567	—	6/15/05	—
Oahu	HI	—	5,839	—	(10)	—	5,829	—	5,829	—	6/15/05	—
Oahu	HI	—	1,296	—	(3)	—	1,293	—	1,293	—	6/15/05	—
Oahu	HI	—	1,601	—	(2)	—	1,599	—	1,599	—	6/15/05	—
Oahu	HI	—	1,829	—	(3)	—	1,826	—	1,826	—	6/15/05	—
Oahu	HI	—	1,985	—	(4)	—	1,981	—	1,981	—	6/15/05	—
Oahu	HI	—	3,164	—	(5)	—	3,159	—	3,159	—	6/15/05	—
Oahu	HI	—	2,658	—	(5)	—	2,653	—	2,653	—	6/15/05	—
Oahu	HI	—	6,607	—	(14)	—	6,593	—	6,593	—	6/15/05	—
Oahu	HI	—	1,251	—	(1)	—	1,250	—	1,250	—	6/15/05	—
Oahu	HI	—	358	—	629	—	358	629	987	6	6/15/05	—
Oahu	HI	—	156,939	4,320	18,585	—	157,420	22,424	179,844	2,410	12/5/03	—
Oahu	HI	—	93,821	—	192	—	93,728	285	94,013	34	12/5/03	—
Oahu	HI	—	78,842	4,789	31	—	78,752	4,910	83,662	849	12/5/03	—
Oahu	HI	—	66,253	—	8,477	—	66,171	8,559	74,730	970	12/5/03	—
Oahu	HI	—	43,419	223	2,252	—	33,735	12,159	45,894	1,842	12/5/03	—
Oahu	HI	—	11,450	—	148	—	11,437	161	11,598	7	12/5/03	—
Oahu	HI	—	9,671	—	(11)	—	9,660	—	9,660	—	12/5/03	—
Oahu	HI	—	2,114	456	(3)	—	2,112	455	2,567	80	12/5/03	—
Eldridge	IA	—	470	7,271	234	—	470	7,505	7,975	680	4/2/07	1994
Newton	IA	—	500	13,236	163	—	500	13,399	13,899	763	9/29/08	2008
Aurora	IL	—	1,180	3,411	(3)	—	1,180	3,408	4,588	319	4/2/07	1977
Aurora	IL	—	1,740	13,586	19	—	1,740	13,605	15,345	1,236	5/1/07	1999
Bannockburn	IL	23,466	5,846	48,568	126	—	5,858	48,682	54,540	6,134	12/29/05	1999
Chicago	IL	—	6,600	75,248	—	—	6,600	75,248	81,848	313	10/28/10	1985
Deerfield	IL	—	2,515	20,186	866	—	2,521	21,046	23,567	2,560	12/14/05	1986
Lake Forest	IL	—	1,258	9,630	40	—	1,261	9,667	10,928	1,217	12/14/05	2001
Waukegan	IL	—	1,769	15,141	(95)	—	1,750	15,065	16,815	1,890	12/14/05	1990
Waukegan	IL	—	1,746	14,753	335	—	1,774	15,060	16,834	1,890	12/14/05	1998
Carmel	IN	—	667	5,724	640	—	667	6,364	7,031	713	6/15/06	1982
Indianapolis	IN	—	7,495	60,465	14,991	—	7,496	75,455	82,951	10,564	5/10/05	1977
Indianapolis	IN	—	665	5,215	266	—	665	5,481	6,146	751	6/17/05	1987
Scottsburg	IN	—	270	4,726	(5)	(2,891)	440	1,660	2,100	49	4/2/07	1970
Lenexa	KS	—	1,642	15,528	28	—	1,642	15,556	17,198	956	7/16/08	1990

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Lenexa	KS	—	344	721	214	—	344	935	1,279	49	7/17/08	1999
Lenexa	KS	—	344	1,002	5	—	344	1,007	1,351	62	7/17/08	1999
Lenexa	KS	—	139	348	73	—	139	421	560	29	7/17/08	1999
Lenexa	KS	—	139	378	2	—	139	380	519	24	7/17/08	1999
Lenexa	KS	—	132	240	1	—	132	241	373	15	7/17/08	1986
Lenexa	KS	—	153	267	2	—	153	269	422	17	7/17/08	1986
Lenexa	KS	—	229	353	28	—	229	381	610	23	7/17/08	1986
Lenexa	KS	—	211	503	18	—	211	521	732	31	7/17/08	1986
Lenexa	KS	—	201	498	26	—	201	524	725	39	7/17/08	1986
Lenexa	KS	—	264	334	26	—	264	360	624	29	7/17/08	1986
Lenexa	KS	—	710	1,524	271	—	710	1,795	2,505	103	7/17/08	1973
Lenexa	KS	—	380	761	217	—	380	978	1,358	54	7/17/08	1972
Lenexa	KS	—	297	517	24	—	297	541	838	32	7/17/08	1972
Lenexa	KS	—	350	569	155	—	350	724	1,074	41	7/17/08	1972
Lenexa	KS	—	227	533	152	—	227	685	912	35	7/17/08	1972
Lenexa	KS	—	227	770	46	—	227	816	1,043	48	7/17/08	1972
Lenexa	KS	—	215	542	197	—	215	739	954	41	7/17/08	1972
Lenexa	KS	—	215	527	183	—	215	710	925	39	7/17/08	1972
Lenexa	KS	—	247	398	67	—	247	465	712	47	7/17/08	1991
Lenexa	KS	—	660	749	5	—	660	754	1,414	48	7/17/08	1978
Lenexa	KS	—	279	306	89	—	279	395	674	19	7/17/08	1978
Lenexa	KS	—	605	1,022	19	—	605	1,041	1,646	64	7/17/08	1984
Lenexa	KS	—	480	1,144	121	—	480	1,265	1,745	95	7/17/08	1982
Lenexa	KS	—	566	930	30	—	566	960	1,526	59	7/17/08	1984
Lenexa	KS	—	373	232	2	—	373	234	607	16	7/17/08	1997
Lenexa	KS	—	2,034	—	—	—	2,034	—	2,034	—	7/17/08	—
Lenexa	KS	—	450	—	—	—	450	—	450	—	7/17/08	—
Lenexa	KS	—	268	—	—	—	268	—	268	—	7/17/08	—
Lenexa	KS	—	253	—	—	—	253	—	253	—	7/17/08	—
Lenexa	KS	—	1,258	2,371	49	—	1,258	2,420	3,678	147	7/17/08	1987
Lenexa	KS	—	1,132	3,271	8	—	1,132	3,279	4,411	198	7/17/08	1987
Lenexa	KS	—	961	2,817	89	—	961	2,906	3,867	178	7/17/08	1987
Lenexa	KS	—	887	2,116	90	—	887	2,206	3,093	131	7/17/08	1990
Lenexa	KS	—	946	2,300	269	—	946	2,569	3,515	236	7/17/08	1990
Lenexa	KS	—	651	2,717	6	—	651	2,723	3,374	163	7/17/08	1995
Lenexa	KS	—	769	2,273	5	—	769	2,278	3,047	136	7/17/08	1998
Lenexa	KS	—	1,171	3,936	12	—	1,171	3,948	5,119	240	7/17/08	1999
Lenexa	KS	—	1,317	3,058	11	—	1,317	3,069	4,386	189	7/17/08	1999
Lenexa	KS	—	1,655	4,915	17	—	1,655	4,932	6,587	302	7/17/08	2001
Lenexa	KS	—	1,362	3,757	117	—	1,362	3,874	5,236	234	7/17/08	1988
Lenexa	KS	8,172	1,150	5,531	305	—	1,150	5,836	6,986	444	7/17/08	2002
Lenexa	KS	—	993	1,957	4	—	993	1,961	2,954	118	7/17/08	1988
Lenexa	KS	—	811	1,640	253	(721)	605	1,378	1,983	5	7/17/08	2007
Lenexa	KS	—	1,451	—	—	—	1,451	—	1,451	—	7/17/08	—
Lenexa	KS	—	1,939	—	—	—	1,939	—	1,939	—	7/17/08	—
Lenexa	KS	—	2,101	—	—	—	2,101	—	2,101	—	7/17/08	—
Lenexa	KS	—	1,089	—	—	—	1,089	—	1,089	—	7/17/08	—
Lenexa	KS	—	1,169	—	—	—	1,169	—	1,169	—	7/17/08	—
Lenexa	KS	—	792	—	—	—	792	—	792	—	7/17/08	—
Lenexa	KS	—	792	—	—	—	792	—	792	—	7/17/08	—
Wichita	KS	—	2,720	2,029	56	—	2,719	2,086	4,805	198	4/2/07	1994

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Erlanger	KY	—	2,022	9,545	414	—	2,020	9,961	11,981	2,083	6/30/03	1999
Boston	MA	—	3,378	30,397	10,297	—	3,378	40,694	44,072	15,595	9/28/95	1915
Mansfield	MA	—	1,183	9,749	1,297	(6,227)	717	5,285	6,002	(132)	8/1/03	1978
Mansfield	MA	—	1,550	13,908	2,759	—	1,550	16,667	18,217	3,261	8/1/03	1981
Mansfield	MA	—	1,033	—	—	—	1,033	—	1,033	—	8/1/03	—
Maynard	MA	—	3,603	26,180	100	—	3,603	26,280	29,883	2,485	3/30/07	1990
Quincy	MA	—	2,477	16,645	4,174	—	2,477	20,819	23,296	6,599	4/3/98	1988
Quincy	MA	—	1,668	11,097	3,601	—	1,668	14,698	16,366	4,588	4/3/98	1988
Quincy	MA	—	774	5,815	1,102	—	779	6,912	7,691	1,241	2/24/04	1999
Quincy	MA	—	2,586	16,493	3,184	—	2,586	19,677	22,263	2,658	9/21/04	1980
Quincy	MA	—	3,585	23,144	863	—	3,584	24,008	27,592	3,717	9/21/04	1981
Taunton	MA	—	551	3,758	—	—	551	3,758	4,309	318	8/29/07	1986
Taunton	MA	—	462	4,970	—	—	462	4,970	5,432	420	8/29/07	1989
Webster	MA	—	315	2,834	39	—	315	2,873	3,188	974	5/15/97	1995
Baltimore	MD	—	—	12,430	1,733	—	—	14,163	14,163	4,419	11/18/97	1988
Baltimore	MD	—	6,328	54,645	11,204	—	6,328	65,849	72,177	12,042	1/28/03	1990
Baltimore	MD	—	2,830	22,996	10,876	—	2,830	33,872	36,702	5,981	7/16/04	1972
Gaithersburg	MD	—	4,381	18,798	3,673	—	4,461	22,391	26,852	6,816	3/31/97	1995
Oxon Hill	MD	—	3,181	13,653	3,378	—	3,131	17,081	20,212	5,603	3/31/97	1992
Rockville	MD	—	2,751	22,741	4,641	—	2,750	27,383	30,133	4,214	7/16/04	1980
Rockville	MD	—	3,532	28,937	123	—	3,533	29,059	32,592	4,685	7/20/04	2002
Rockville	MD	—	2,145	17,571	2	—	2,145	17,573	19,718	2,837	7/20/04	2002
Rockville	MD	—	1,961	16,064	2	—	1,961	16,066	18,027	2,594	7/20/04	2002
Ann Arbor	MI	—	3,675	26,988	324	—	3,675	27,312	30,987	394	6/15/10	1975/2006
Ann Arbor	MI	—	3,085	20,000	26	—	3,085	20,026	23,111	292	6/15/10	2006
Bloomington	MN	—	1,898	17,081	2,265	—	1,898	19,346	21,244	7,538	3/19/98	1957
Mendota Heights	MN	—	533	4,795	936	—	533	5,731	6,264	1,535	3/19/98	1995
Minneapolis	MN	—	870	7,831	2,237	—	870	10,068	10,938	3,031	8/3/99	1987
Minneapolis	MN	—	695	6,254	2,000	—	695	8,254	8,949	2,430	8/3/99	1986
Plymouth	MN	—	563	5,064	1,069	—	563	6,133	6,696	1,794	8/3/99	1987
Roseville	MN	—	295	2,658	260	—	295	2,918	3,213	882	12/1/99	1987
Roseville	MN	—	586	5,278	1,961	—	586	7,239	7,825	1,856	12/1/99	1987
Roseville	MN	—	979	8,814	1,922	—	978	10,737	11,715	3,350	12/1/99	1987
Roseville	MN	—	185	1,661	292	—	185	1,953	2,138	515	12/1/99	1987
St. Cloud	MN	8,793	1,950	13,803	—	—	1,950	13,803	15,753	431	10/15/09	1999
St. Paul	MN	—	696	6,263	1,946	—	695	8,210	8,905	2,674	8/3/99	1987
St. Paul	MN	—	1,303	10,451	420	—	1,304	10,870	12,174	1,753	6/2/04	1970
Arnold	MO	—	834	7,302	636	—	838	7,934	8,772	1,440	2/11/04	1999
Kansas City	MO	—	1,346	9,531	880	—	1,347	10,410	11,757	1,463	11/1/05	1984
Kansas City	MO	—	1,800	6,493	686	—	1,801	7,178	8,979	812	10/31/06	1981
Kansas City	MO	—	1,165	3,097	559	—	1,165	3,656	4,821	203	7/17/08	1986
N. Kansas City	MO	—	494	959	290	—	494	1,249	1,743	69	7/17/08	1970
St. Louis	MO	—	903	7,602	958	—	903	8,560	9,463	1,953	11/7/03	1998
St. Louis	MO	—	4,800	8,020	330	—	4,801	8,349	13,150	898	10/5/06	1988
Greensboro	NC	—	2,070	37,073	22	—	2,070	37,095	39,165	309	9/14/10	1989
Sanford	NC	—	2,420	7,020	(7)	(3,961)	1,498	3,974	5,472	22	4/2/07	1989
Florham Park	NJ	—	1,412	12,709	1,715	—	1,412	14,424	15,836	4,250	7/31/98	1979
Hoboken	NJ	—	—	134,199	131	—	—	134,330	134,330	4,755	8/11/09	2002
Vorhees	NJ	—	1,053	6,625	1,721	—	998	8,401	9,399	2,623	5/26/98	1990
Vorhees	NJ	—	445	2,798	110	—	584	2,769	3,353	874	5/26/98	1990
Vorhees	NJ	—	673	4,232	316	—	589	4,632	5,221	1,447	5/26/98	1990

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Albuquerque	NM	—	1,778	14,407	2,167	—	1,778	16,574	18,352	3,945	2/12/02	1985
Albuquerque	NM	—	39	351	128	—	39	479	518	120	2/12/02	1985
Albuquerque	NM	—	129	1,217	72	—	129	1,289	1,418	289	2/12/02	1985
Albuquerque	NM	—	152	1,526	206	—	152	1,732	1,884	383	2/12/02	1985
Albuquerque	NM	—	40	141	137	—	40	278	318	80	2/12/02	1985
Albuquerque	NM	—	1,968	17,210	3,420	—	1,967	20,631	22,598	4,094	12/6/02	1974
Albuquerque	NM	—	444	3,890	227	—	444	4,117	4,561	924	2/12/02	1987
DeWitt	NY	—	454	4,086	1,694	—	457	5,777	6,234	1,728	12/28/99	1987
Dewitt	NY	—	377	3,158	142	—	377	3,300	3,677	392	3/14/06	1977
Dewitt	NY	—	288	2,506	305	—	288	2,811	3,099	342	3/14/06	1977
Dewitt	NY	—	191	1,533	162	—	191	1,695	1,886	343	3/14/06	1982
Dewitt	NY	—	968	7,875	783	—	968	8,658	9,626	1,056	3/14/06	1986
Dewitt	NY	—	736	5,722	707	—	736	6,429	7,165	748	3/14/06	1988
Dewitt	NY	—	537	5,501	1,161	—	537	6,662	7,199	858	3/14/06	1989
Dewitt	NY	—	1,023	9,038	915	—	1,023	9,953	10,976	1,176	3/14/06	1991
Dewitt	NY	—	676	5,512	489	—	676	6,001	6,677	907	3/14/06	1991
East Syracuse	NY	—	718	4,756	—	—	718	4,756	5,474	570	3/14/06	1995
Fairport	NY	—	462	3,911	1,176	—	462	5,087	5,549	622	3/14/06	1987
Fairport	NY	—	554	5,372	1,132	—	555	6,503	7,058	1,071	3/14/06	1989
Fairport	NY	—	1,447	11,726	890	—	1,447	12,616	14,063	1,525	3/14/06	1991
Fairport	NY	—	951	8,163	193	—	951	8,356	9,307	1,096	3/14/06	1996
Fairport	NY	—	1,335	11,203	359	—	1,335	11,562	12,897	1,374	3/14/06	1999
Fairport	NY	—	1,789	15,563	698	—	1,789	16,261	18,050	1,985	3/14/06	2004
Islandia	NY	—	813	7,319	2,362	—	809	9,685	10,494	2,555	6/11/99	1987
Liverpool	NY	—	375	3,265	1,927	—	375	5,192	5,567	557	1/6/06	1997
Liverpool	NY	—	109	821	135	—	109	956	1,065	110	3/14/06	1987
Liverpool	NY	—	47	393	1	—	47	394	441	48	3/14/06	1960
Melville	NY	—	3,155	28,395	6,409	—	3,260	34,699	37,959	9,735	7/22/99	1985
Minneola	NY	—	3,419	30,774	7,128	—	3,416	37,905	41,321	10,670	6/11/99	1971
North Syracuse	NY	—	222	2,077	190	—	222	2,267	2,489	252	3/14/06	1972
North Syracuse	NY	—	341	2,797	797	—	341	3,594	3,935	395	3/14/06	1973
Pittsford	NY	—	530	4,109	360	—	531	4,468	4,999	750	11/30/04	1998
Pittsford	NY	—	683	4,889	227	—	684	5,115	5,799	795	11/30/04	1999
Pittsford	NY	—	1,018	7,618	20	—	1,020	7,636	8,656	1,172	11/30/04	2000
Pittsford	NY	3,975	662	4,993	36	—	663	5,028	5,691	794	11/30/04	2002
Pittsford	NY	820	119	937	118	—	119	1,055	1,174	176	11/30/04	2002
Pittsford	NY	—	307	2,083	9	—	308	2,091	2,399	321	11/30/04	2004
Pittsford	NY	—	526	3,755	467	—	528	4,220	4,748	760	11/30/04	2003
Pittsford	NY	—	583	4,700	92	—	583	4,792	5,375	618	3/14/06	1986
Rochester	NY	—	761	6,597	12	—	762	6,608	7,370	1,012	11/30/04	2002
Rochester	NY	—	614	4,498	—	(2,689)	378	2,045	2,423	(35)	1/6/06	2000
Rochester	NY	—	350	2,870	—	—	350	2,870	3,220	356	1/6/06	2003
Rochester	NY	—	1,462	12,482	1,201	—	1,462	13,683	15,145	1,809	1/6/06	1996
Rochester	NY	—	611	5,318	—	—	611	5,318	5,929	659	1/6/06	1999
Rochester	NY	—	126	1,066	—	—	126	1,066	1,192	132	1/6/06	1990
Rochester	NY	—	214	1,873	—	—	214	1,873	2,087	232	1/6/06	1990
Rochester	NY	—	495	3,935	138	—	495	4,073	4,568	490	1/6/06	1996
Rochester	NY	—	128	1,056	51	—	128	1,107	1,235	169	1/6/06	1992
Rochester	NY	—	207	1,769	—	—	207	1,769	1,976	219	1/6/06	1993
Rochester	NY	—	352	2,977	180	—	352	3,157	3,509	428	1/6/06	1993
Rochester	NY	—	282	2,279	—	—	282	2,279	2,561	282	1/6/06	1998

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Sherburne	NY	—	140	1,250	—	—	140	1,250	1,390	150	3/14/06	1979
Syracuse	NY	—	1,788	16,096	4,454	—	1,789	20,549	22,338	6,219	6/29/99	1972
Syracuse	NY	—	466	4,196	554	—	467	4,749	5,216	1,430	9/24/99	1990
Avon	OH	—	2,200	23,280	—	—	2,200	23,280	25,480	921	5/29/09	1996
Blue Ash	OH	—	883	7,175	361	—	883	7,536	8,419	886	6/15/06	1982
Cleveland	OH	—	5,775	19,776	1,468	—	5,775	21,244	27,019	1,474	2/12/08	1985
Cleveland	OH	—	6,225	65,040	3,835	—	6,225	68,875	75,100	4,824	2/12/08	1990
Cleveland	OH	—	—	9,632	416	—	—	10,048	10,048	703	2/12/08	1987
Mason	OH	—	1,528	13,748	982	—	1,528	14,730	16,258	4,519	6/10/98	1994
Mason	OH	—	808	6,665	338	—	810	7,001	7,811	1,001	12/30/05	1999
Sharonville	OH	—	956	8,290	293	—	1,125	8,414	9,539	1,075	12/30/05	1999
Solon	OH	—	514	4,856	447	—	514	5,303	5,817	809	7/16/04	1975
Solon	OH	—	161	1,570	134	—	161	1,704	1,865	305	7/16/04	1975
Solon	OH	—	146	1,352	98	—	146	1,450	1,596	246	7/16/04	1975
Solon	OH	—	206	1,950	282	—	206	2,232	2,438	327	7/16/04	1975
Solon	OH	—	122	1,018	31	—	122	1,049	1,171	170	7/16/04	1975
Solon	OH	—	122	1,111	86	—	122	1,197	1,319	196	7/16/04	1975
Solon	OH	—	96	843	79	—	96	922	1,018	143	7/16/04	1975
Solon	OH	—	100	889	105	—	100	994	1,094	171	7/16/04	1975
Solon	OH	—	344	3,144	289	—	344	3,433	3,777	524	7/16/04	1975
Solon	OH	—	66	586	27	(513)	19	147	166	(5)	7/16/04	1975
Solon	OH	—	82	717	54	—	81	772	853	133	7/16/04	1975
Solon	OH	—	77	693	9	—	77	702	779	113	7/16/04	1975
Solon	OH	—	116	1,035	57	—	116	1,092	1,208	178	7/16/04	1975
Blue Bell	PA	—	723	6,507	599	—	723	7,106	7,829	1,927	9/14/99	1988
Blue Bell	PA	—	709	6,382	960	—	709	7,342	8,051	1,914	9/14/99	1988
Blue Bell	PA	—	268	2,414	153	—	268	2,567	2,835	712	9/14/99	1988
Delmont	PA	—	1,575	5,542	—	—	1,575	5,542	7,117	437	10/22/07	1999
FT. Washington	PA	—	683	3,198	740	—	680	3,941	4,621	1,340	9/22/97	1970
FT. Washington	PA	—	1,872	8,816	3,075	—	1,872	11,891	13,763	3,942	9/22/97	1960
FT. Washington	PA	—	1,154	7,722	1,621	—	1,154	9,343	10,497	3,115	1/15/98	1996
FT. Washington	PA	—	631	5,698	725	—	634	6,420	7,054	1,846	12/1/98	1998
Hanover	PA	—	4,800	22,200	30	—	4,800	22,230	27,030	1,273	9/24/08	1948
King of Prussia	PA	—	634	3,251	1,046	—	634	4,297	4,931	1,464	9/22/97	1964
Monroeville	PA	—	6,558	51,775	5,463	—	6,564	57,232	63,796	8,197	9/16/04	1971
Moon Township	PA	—	1,663	14,966	165	—	1,663	15,131	16,794	4,616	9/14/98	1994
Moon Township	PA	—	502	4,519	743	—	502	5,262	5,764	1,442	8/23/99	1987
Moon Township	PA	—	410	3,688	3,015	—	410	6,703	7,113	1,645	8/23/99	1988
Moon Township	PA	—	612	5,507	783	—	612	6,290	6,902	1,671	8/23/99	1990
Moon Township	PA	—	489	4,403	1,195	—	490	5,597	6,087	1,633	8/23/99	1989
Moon Township	PA	—	555	4,995	320	—	555	5,315	5,870	1,507	8/23/99	1991
Moon Township	PA	—	202	1,814	329	—	202	2,143	2,345	657	8/23/99	1992
Moon Township	PA	—	6,936	—	822	—	7,758	—	7,758	—	8/23/99	—
Philadelphia	PA	—	7,884	71,002	5,952	—	7,883	76,955	84,838	24,762	11/13/97	1980
Philadelphia	PA	—	3,462	111,946	22,712	—	3,462	134,658	138,120	44,931	3/30/98	1983
Philadelphia	PA	—	931	8,377	1,057	—	930	9,435	10,365	2,629	6/11/99	1987
Philadelphia	PA	—	18,758	167,487	61,655	—	18,758	229,142	247,900	41,133	10/10/02	1974
Philadelphia	PA	175,000	24,753	222,775	44,109	—	24,747	266,890	291,637	86,135	6/30/98	1990
Pittsburgh	PA	—	574	4,943	829	—	574	5,772	6,346	792	9/16/05	1990
Pittsburgh	PA	—	345	2,798	813	—	345	3,611	3,956	852	9/16/05	1994
Pittsburgh	PA	—	469	3,884	750	—	469	4,634	5,103	592	9/16/05	1994

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Pittsburgh	PA	—	616	5,280	368	—	616	5,648	6,264	767	9/16/05	1994
Pittsburgh	PA	—	1,049	8,739	1,494	—	1,049	10,233	11,282	1,583	9/16/05	1995
Pittsburgh	PA	—	1,151	9,664	757	—	1,152	10,420	11,572	1,367	9/16/05	1995
Pittsburgh	PA	—	907	7,381	1,066	—	907	8,447	9,354	1,146	9/16/05	1996
Pittsburgh	PA	—	1,057	8,899	1,310	—	1,057	10,209	11,266	1,768	9/16/05	1987
Plymouth Meeting	PA	—	1,412	7,415	3,127	—	1,413	10,541	11,954	3,310	1/15/98	1996
Columbia	SC	—	479	4,021	381	—	479	4,402	4,881	517	5/10/06	1985
Columbia	SC	—	1,237	10,165	882	—	1,237	11,047	12,284	1,334	5/10/06	1989
Columbia	SC	—	632	5,418	267	—	632	5,685	6,317	723	5/10/06	1983
Columbia	SC	—	609	4,832	883	—	609	5,715	6,324	798	5/10/06	1984
Columbia	SC	—	1,397	5,728	363	—	1,398	6,090	7,488	617	2/21/07	1984
Columbia	SC	—	50	215	88	—	50	303	353	23	2/21/07	1972
Columbia	SC	—	154	719	149	—	154	868	1,022	90	2/21/07	1996
Columbia	SC	—	2,420	4,017	(6)	(4,012)	1,024	1,395	2,419	22	4/2/07	1968
Fountain Inn	SC	—	520	6,822	446	—	520	7,268	7,788	633	5/23/07	1987
Graniteville	SC	—	720	15,552	228	—	720	15,780	16,500	1,569	4/2/07	1998
Franklin	TN	—	5,800	13,190	(10)	—	5,800	13,180	18,980	1,063	10/22/07	1999
Memphis	TN	—	2,113	18,201	117	—	2,114	18,317	20,431	3,056	4/28/04	2000
Memphis	TN	—	1,201	9,973	1,843	—	1,201	11,816	13,017	1,924	7/29/04	1983
Austin	TX	—	1,218	11,040	1,673	—	1,218	12,713	13,931	4,060	12/5/97	1986
Austin	TX	—	1,621	14,594	1,231	—	1,621	15,825	17,446	5,481	12/5/97	1997
Austin	TX	—	1,402	12,729	1,366	—	1,402	14,095	15,497	5,131	12/5/97	1997
Austin	TX	—	2,317	21,037	2,284	—	2,317	23,321	25,638	8,283	12/5/97	1996
Austin	TX	—	1,226	11,126	1,114	—	1,226	12,240	13,466	3,902	12/5/97	1997
Austin	TX	—	4,878	43,903	2,490	—	4,875	46,396	51,271	13,820	10/7/98	1968
Austin	TX	—	1,436	12,927	366	—	1,436	13,293	14,729	3,950	10/7/98	1998
Austin	TX	—	539	4,849	221	—	538	5,071	5,609	1,408	6/16/99	1999
Austin	TX	—	906	8,158	435	—	902	8,597	9,499	2,363	6/16/99	1999
Austin	TX	—	2,072	18,650	659	—	2,072	19,309	21,381	6,005	10/20/98	1998
Austin	TX	—	1,476	13,286	430	—	1,476	13,716	15,192	4,239	10/20/98	1998
Austin	TX	—	626	5,636	1,718	—	621	7,359	7,980	2,077	8/18/99	1987
Austin	TX	—	688	6,192	1,111	—	697	7,294	7,991	2,038	6/3/99	1985
Austin	TX	—	1,731	14,921	3,977	—	1,731	18,898	20,629	5,928	6/30/99	1975
Austin	TX	—	1,574	14,168	1,880	—	1,573	16,049	17,622	4,611	8/3/99	1982
Austin	TX	—	2,028	18,251	2,333	—	2,027	20,585	22,612	5,230	10/8/99	1985
Austin	TX	—	2,038	18,338	1,495	—	2,037	19,834	21,871	5,704	10/8/99	1997
Austin	TX	—	460	3,345	928	—	460	4,273	4,733	1,097	6/15/01	2001
Austin	TX	—	9,085	—	4,902	—	11,640	2,347	13,987	—	10/7/98	—
Edinburg	TX	—	1,480	15,533	(9)	—	1,480	15,524	17,004	1,253	10/22/07	1999
El Paso	TX	—	1,700	9,736	(4)	—	1,700	9,732	11,432	779	10/22/07	1999
Ft. Worth	TX	—	4,793	38,530	148	—	4,785	38,686	43,471	7,373	5/23/03	1996
Irving	TX	—	542	4,879	102	—	542	4,981	5,523	1,569	3/19/98	1995
Alexandria	VA	—	2,109	18,982	1,387	—	1,966	20,512	22,478	6,115	12/30/98	1987
Arlington	VA	—	810	7,289	1,474	—	811	8,762	9,573	2,883	8/26/98	1987
Fairfax	VA	—	780	7,022	630	—	781	7,651	8,432	2,247	9/29/99	1988
Fairfax	VA	—	594	5,347	1,345	—	594	6,692	7,286	2,059	9/29/99	1988
Norfolk	VA	—	1,273	11,083	4,178	—	1,273	15,261	16,534	3,790	10/25/02	1987
Stafford	VA	—	964	9,047	—	—	964	9,047	10,011	98	7/12/10	2006
Stafford	VA	—	965	6,610	—	—	965	6,610	7,575	98	7/12/10	2007
Virginia Beach	VA	—	682	5,431	654	—	686	6,081	6,767	1,022	6/4/04	1991
Winchester	VA	—	1,487	12,854	—	—	1,487	12,854	14,341	1,515	4/20/06	1964

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Improvements		Impairment	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Bellevue	WA	—	3,555	30,244	2,899	—	3,555	33,143	36,698	5,821	7/16/04	1980
Bellevue	WA	—	14,400	136,412	1,242	—	14,400	137,654	152,054	4,027	11/12/09	2008
Kennewick	WA	—	1,850	7,339	(2)	—	1,850	7,337	9,187	589	10/22/07	1999
Kent	WA	—	137	993	36	—	137	1,029	1,166	165	7/16/04	1978
Kent	WA	—	258	1,797	14	—	258	1,811	2,069	292	7/16/04	1978
Kent	WA	—	101	753	31	—	100	785	885	126	7/16/04	1978
Tukwila	WA	—	82	582	463	—	81	1,046	1,127	217	7/16/04	1975
Tukwila	WA	—	105	938	83	—	105	1,021	1,126	173	7/16/04	1975
Tukwila	WA	—	77	674	39	—	77	713	790	115	7/16/04	1975
Tukwila	WA	—	101	1,000	18	—	101	1,018	1,119	165	7/16/04	1975
Tukwila	WA	—	93	844	9	—	93	853	946	137	7/16/04	1975
Tukwila	WA	—	76	625	158	—	76	783	859	107	7/16/04	1975
Tukwila	WA	—	92	827	108	—	92	935	1,027	160	7/16/04	1975
Tukwila	WA	—	91	778	53	—	91	831	922	155	7/16/04	1975
Tukwila	WA	—	137	1,250	89	—	137	1,339	1,476	242	7/16/04	1975
Tukwila	WA	—	75	676	7	—	75	683	758	110	7/16/04	1975
Tukwila	WA	—	109	967	38	—	109	1,005	1,114	168	7/16/04	1975
Tukwila	WA	—	286	—	251	—	286	251	537	—	—	—
Milwaukee	WI	29,421	2,400	46,378	841	—	2,400	47,219	49,619	2,954	6/12/08	1988
Milwaukee	WI	—	3,150	70,124	1,144	—	3,150	71,268	74,418	730	8/11/10	1989
Australia:
Crestmead	QLD	—	3,400	3,185	278	—	3,544	3,319	6,863	19	10/7/10	2005
Wangara	WAU	—	4,217	2,685	291	—	4,394	2,799	7,193	16	10/7/10	2000
Canning Vale	WAU	—	9,806	3,925	579	—	10,219	4,091	14,310	24	10/7/10	2001
Frenchs Forest	NSW	—	7,355	9,498	709	—	7,664	9,898	17,562	58	10/7/10	1987
Frenchs Forest	NSW	—	2,452	3,923	268	—	2,555	4,088	6,643	24	10/7/10	1997
Villawood	NSW	—	6,374	8,179	614	—	6,643	8,524	15,167	50	10/7/10	1980
Clayton	VIC	—	9,757	8,495	770	—	10,168	8,854	19,022	52	10/7/10	1965
Laverton North	VIC	—	4,266	5,220	400	—	4,445	5,441	9,886	32	10/7/10	1965
Rocherlea	TAS	—	2,108	1,331	145	—	2,197	1,387	3,584	8	10/7/10	1963
Mowbray	TAS	—	431	535	42	—	450	558	1,008	3	10/7/10	1963
Sydney	NSW	—	63,271	104,588	4,296	—	64,891	107,264	172,155	74	12/21/10	1989

		$356,806	$1,344,960	$4,535,682	$501,373	$(24,757)	$1,339,133	$5,018,125	$6,357,258	$850,261

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2008	$6,156,294	$808,216
Additions	502,093	155,026
Loss on asset impairment	(2,635)	(352)
Disposals	(413,495)	(99,932)

Balance at December 31, 2008	6,242,257	862,958
Additions	627,734	155,341
Loss on asset impairment	(39,263)	(9,603)
Transfer of properties to GOV	(490,656)	(105,513)
Property reclassified from discontinued operations	3,163	792
Disposals	(19,554)	(19,554)

Balance at December 31, 2009	6,323,681	884,421
Additions(3)	876,363	180,631
Loss on asset impairment	(139,673)	(10,458)
Properties reclassified to discontinued operations	(138,418)	(41,319)
Disposals	(564,695)	(163,014)

Balance at December 31, 2010	$6,357,258	$850,261

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $6,317,427.

(2)
Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(3)
Includes real estate property additions of $8,387 and accumulated depreciation additions of $12 related to changes in foreign currency exchange rates during 2010.

COMMONWEALTH REIT

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Irondequoit, NY	4.75%	9/30/20	Principal and interest payable monthly in arrears. $4,144 due at maturity.	$8,288	$8,183	$—

				$8,288	$8,183	$—

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at January 1, 2010				$—
New mortgage loans				8,288
Collections of principal				(105)

Balance at December 31, 2010				$8,183

(1)
Also represents cost for federal income tax purposes.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH REIT
By:	/s/ ADAM D. PORTNOY Adam D. Portnoy President and Managing Trustee Dated: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM D. PORTNOY Adam D. Portnoy	President and Managing Trustee	February 25, 2011
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2011
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Trustee	February 25, 2011
/s/ WILLIAM A. LAMKIN William A. Lamkin	Independent Trustee	February 25, 2011
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 25, 2011
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	February 25, 2011