Form 10-Q
period 2011-03-31
CommonWealth REIT
filed 2011-05-06
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 4, 2011: 72,138,686

COMMONWEALTH REIT

FORM 10-Q

March 31, 2011

References in this Form 10-Q to “we”, “us” and “our” refers to CommonWealth REIT and its consolidated subsidiaries, unless otherwise noted.  All share amounts in this Form 10-Q give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

PART I          Financial Information

Item 1.  Financial Statements

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$1,393,691	$1,339,133
Buildings and improvements	5,244,138	5,018,125
	6,637,829	6,357,258
Accumulated depreciation	(887,752)	(850,261)
	5,750,077	5,506,997
Properties held for sale	51,249	114,426
Acquired real estate leases, net	270,676	233,913
Equity investments	170,100	171,464
Cash and cash equivalents	25,389	194,040
Restricted cash	5,530	5,082
Rents receivable, net of allowance for doubtful accounts of $12,175 and $12,550, respectively	205,691	191,237
Other assets, net	210,975	171,380
Total assets	$6,689,687	$6,588,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$270,000	$—
Senior unsecured debt, net	2,686,745	2,854,540
Mortgage notes payable, net	350,462	351,526
Other liabilities related to properties held for sale	297	1,492
Accounts payable and accrued expenses	113,761	123,842
Acquired real estate lease obligations, net	65,130	65,940
Rent collected in advance	29,293	27,988
Security deposits	22,726	22,523
Due to affiliates	11,488	8,998
Total liabilities	3,549,902	3,456,849

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 72,138,686 shares issued and outstanding	721	721
Additional paid in capital	3,348,849	3,348,849
Cumulative net income	2,418,949	2,372,337
Cumulative common distributions	(2,712,026)	(2,675,956)
Cumulative preferred distributions	(441,091)	(432,252)
Cumulative other comprehensive income	11,098	4,706
Total shareholders’ equity	3,139,785	3,131,690
Total liabilities and shareholders’ equity	$6,689,687	$6,588,539

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Rental income	$214,362	$195,079

Expenses:
Operating expenses	90,407	81,470
Depreciation and amortization	53,841	45,440
General and administrative	10,951	9,250
Acquisition related costs	2,645	310
Total expenses	157,844	136,470
Operating income	56,518	58,609

Interest and other income	824	1,118
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $2,032 and $1,766, respectively)	(47,414)	(44,865)
Equity in earnings of investees	2,712	2,339
Gain on issuance of shares by an equity investee	—	16,418
Income from continuing operations before income tax expense	12,640	33,619
Income tax expense	(346)	(182)
Income from continuing operations	12,294	33,437
Discontinued operations:
(Loss) income from discontinued operations	(254)	3,860
Gain on sale of properties	34,572	—
Net income	46,612	37,297
Preferred distributions	(8,839)	(12,667)
Net income available for common shareholders	$37,773	$24,630

Weighted average common shares outstanding — basic	72,139	56,732

Weighted average common shares outstanding — diluted	79,437	64,030

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.05	$0.37
Income from discontinued operations	$0.48	$0.07
Net income available for common shareholders	$0.52	$0.43

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$46,612	$37,297
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,457	39,755
Net amortization of debt discounts, premiums and deferred financing fees	2,032	1,931
Amortization of acquired real estate leases	9,573	7,454
Other amortization	4,230	4,185
Equity in earnings of investees	(2,712)	(2,339)
Gain on issuance of shares by an equity investee	—	(16,418)
Distributions of earnings from investees	2,675	3,980
Gain on sale of properties	(34,572)	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(448)	1,172
Increase in rents receivable and other assets	(35,938)	(24,410)
Decrease in accounts payable and accrued expenses	(6,830)	(9,920)
Increase in rent collected in advance	229	3,577
Increase (decrease) in security deposits	219	(89)
Increase in due to affiliates	2,493	1,979
Cash provided by operating activities	29,020	48,154

Cash flows from investing activities:
Real estate acquisitions and improvements	(314,207)	(14,565)
Investment in direct financing lease, net	(38,635)	—
Principal payments received from direct financing lease	476	—
Proceeds from sale of properties, net	97,362	—
Distributions in excess of earnings from investees	1,405	—
Investment in Affiliates Insurance Company	—	(20)
Cash used in investing activities	(253,599)	(14,585)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	239,095
Proceeds from borrowings	295,000	56,000
Payments on borrowings	(194,318)	(168,449)
Deferred financing fees	—	(187)
Distributions to common shareholders	(36,070)	(26,863)
Distributions to preferred shareholders	(8,839)	(12,667)
Cash provided by financing activities	55,773	86,929

Effect of exchange rate changes on cash	155	—

(Decrease) increase in cash and cash equivalents	(168,651)	120,498
Cash and cash equivalents at beginning of period	194,040	18,204
Cash and cash equivalents at end of period	$25,389	$138,702

Supplemental cash flow information:
Interest paid	$58,306	$54,371
Taxes paid	160	164

See accompanying notes

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT, or CWH, we or us, and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Note 2.  Real Estate Properties

Since January 1, 2011, we acquired ten properties with approximately 2,035,000 square feet for an aggregate purchase price of $350,125, excluding closing costs, and sold seven properties with approximately 838,000 square feet for an aggregate sale price of $98,145, excluding closing costs.  We also funded $12,737 of improvements to our owned properties during the three months ended March 31, 2011.  In addition, we have entered into agreements to acquire 11 properties with approximately 3,060,000 square feet for an aggregate purchase price of $624,227, including the assumption of approximately $321,600 of mortgage debt and excluding closing costs.  Details of our completed and pending acquisitions and sales during 2011 are as follows:

In January 2011, we acquired three office properties located in Boca Raton, FL with a combined 639,830 square feet.  The aggregate purchase price was $171,000, excluding closing costs.  We allocated $15,900 to land, $129,790 to buildings and improvements and $25,310 to acquired real estate leases.

In January 2011, we acquired an office property located in Columbia, SC with 115,028 square feet.  The purchase price was $12,025, excluding closing costs.  We allocated $1,180 to land, $8,886 to buildings and improvements, $2,072 to acquired real estate leases and $113 to acquired real estate lease obligations.

In January 2011, we acquired an office property located in Chelmsford, MA with 98,048 square feet.  The purchase price was $10,000, excluding closing costs.  We allocated $1,410 to land, $7,322 to buildings and improvements, $1,711 to acquired real estate leases and $443 to acquired real estate lease obligations.

In February 2011, we acquired an office property located in Montvale, NJ with 119,089 square feet.  The purchase price was $20,600, excluding closing costs.  We allocated $3,650 to land, $13,726 to buildings and improvements, $3,954 to acquired real estate leases and $730 to acquired real estate lease obligations.

In March 2011, we acquired four properties located in Phoenix, AZ with a combined 1,063,364 square feet.  The aggregate purchase price was $136,500, excluding closing costs.  We allocated $30,985 to land, $55,733 to buildings and improvements, $38,635 to investment in direct financing lease, $15,706 to acquired real estate leases, $500 to acquired real estate lease obligations and $4,059 to notes payable based on currently available information.  These preliminary allocations are subject to change pending an evaluation by an independent real estate appraisal firm that is expected to be completed during the second quarter of 2011.

In November 2010, we entered an agreement to acquire four office properties located in Stafford, VA with a combined 149,023 square feet.  The aggregate purchase price is $25,725, including the assumption of approximately $15,300 of mortgage debt and excluding closing costs.  We expect to acquire these properties during the second quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In March 2011, we entered an agreement to acquire four office properties located in Folsom, CA with a combined 269,254 square feet.  The aggregate purchase price is $46,300, including the assumption of approximately $41,300 of mortgage debt and excluding closing costs.  We expect to acquire these properties during the second quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In May 2011, we entered an agreement to acquire an office property located in Chicago, IL with 1,070,388 square feet.  The purchase price is $162,202, excluding closing costs.  We expect to acquire this property during the second quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In May 2011, we entered an agreement to acquire two office properties located in Chicago, IL with a combined 1,571,386 square feet.  The aggregate purchase price is $390,000, including the assumption of approximately $265,000 of mortgage debt and excluding closing costs.  We expect to acquire these properties during the second or third quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In November 2010, we entered into various agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate sale price of $470,000, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374,130, excluding closing costs, and recognized net gains totaling $133,272.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95,870, excluding closing costs, and recognized gains totaling $34,666.  SNH has continuing rights of first refusal to purchase from us any of 19 additional buildings that are leased to tenants in medical related businesses which we continue to own.

In February 2011, we sold an industrial property located in Adairsville, GA with 101,400 square feet for $2,275, excluding closing costs, and recognized a loss of $94.

As of March 31, 2011, we had seven office properties with a combined 1,054,000 square feet and 20 industrial & other properties with a combined 1,835,000 square feet classified as held for sale in our consolidated balance sheet.  We are actively marketing these properties for sale and expect to sell them within the next year.

We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income, except for properties sold during 2010 to Government Properties Income Trust, or GOV.  Properties that we sold to GOV are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary.  Summarized balance sheet information for all properties classified as held for sale and income statement information for properties sold or held for sale, other than properties sold to GOV, is as follows:

Balance Sheets:

	March 31, 2011	December 31, 2010
Real estate properties	$49,474	$105,291
Acquired real estate leases	114	1,104
Rents receivable	189	4,446
Other assets, net	1,472	3,585
Properties held for sale	$51,249	$114,426

Acquired real estate lease obligations	$7	$7
Rent collected in advance	110	1,187
Security deposits	180	298
Other liabilities related to properties held for sale	$297	$1,492

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Income Statements:

	Three Months Ended March 31,
	2011	2010
Rental income	$2,524	$18,689
Operating expenses	(2,563)	(8,125)
Depreciation and amortization	—	(4,340)
General and administrative	(262)	(747)
Operating income	(301)	5,477

Interest and other income	47	—
Interest expense	—	(1,617)
(Loss) income from discontinued operations	$(254)	$3,860

Note 3.  Investment in Direct Financing Lease

Our investment in a direct financing lease relates to the triple net lease with a term that exceeds 75% of the useful life of one office tower located within a mixed use property in Phoenix, AZ that we acquired in March 2011. We recognize direct financing lease income using the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The following table summarizes the carrying amount of our net investment in the direct financing lease as of March 31, 2011. The carrying amount of our net investment is included in other assets in our condensed consolidated balance sheet.

March 31, 2011
Total minimum lease payments receivable	$45,256
Estimated unguaranteed residual value of leased asset	4,943
Unearned income	(12,040)
Net investment in direct financing lease	$38,159

Additionally, we have determined that no allowance for losses was necessary at March 31, 2011.

Our direct financing lease has an expiration date in 2045.  Future minimum rentals receivable on this direct financing lease as of March 31, 2011 are $6,073 in 2011, $8,098 in 2012, $8,098 in 2013, $8,098 in 2014, $8,098 in 2015 and $6,791 thereafter.

Note 4.  Equity Investments

At March 31, 2011 and December 31, 2010, we had the following equity investments in GOV and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity in Earnings (Loss)		Equity Investments
	March 31,	December 31,	Three Months Ended March 31,		March 31,	December 31,
	2011	2010	2011	2010	2011	2010
GOV	24.6%	24.6%	$2,675	$2,367	$164,983	$166,388
AIC	14.3%	14.3%	37	(28)	5,117	5,076
			$2,712	$2,339	$170,100	$171,464

At March 31, 2011, we owned 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $164,983 and a market value, based on quoted market prices, of $267,257 ($26.86 per share).  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate public entity.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Since GOV’s IPO, we have accounted for our investment in it using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income.  Prior to GOV’s IPO, the operating results and investments of GOV were included in our results of operations and financial position.  The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824.  We are amortizing the difference between our carrying value of GOV and our share of the underlying equity of GOV over a 30 year period, which approximates the remaining useful lives of the properties that we initially contributed to GOV.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

During the three months ended March 31, 2011 and 2010, we received cash distributions from GOV totaling $4,080 and $3,980, respectively.

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.  References in our financial statements to the Quarterly Report on Form 10-Q for GOV are included as textual references only, and the information in GOV’s Quarterly Report is not incorporated by reference into our financial statements.

	March 31, 2011	December 31, 2010
Real estate properties, net	$877,903	$846,447
Acquired real estate leases, net	62,569	60,097
Cash and cash equivalents	906	2,437
Rents receivable	20,966	19,200
Other assets, net	18,417	23,107
Total assets	$980,761	$951,288

Mortgage notes payable	$46,165	$46,428
Revolving credit facility	155,000	118,000
Acquired real estate lease obligations, net	13,421	13,679
Other liabilities	15,126	15,784
Shareholders’ equity	751,049	757,397
Total liabilities and shareholders’ equity	$980,761	$951,288

	Three Months Ended March 31,
	2011	2010
Rental income	$39,076	$23,355
Operating expenses	(14,733)	(7,802)
Depreciation and amortization	(8,386)	(4,880)
Acquisition related costs	(829)	(844)
General and administrative	(2,343)	(1,459)
Operating income	12,785	8,370

Interest and other income	15	51
Interest expense	(2,537)	(1,531)
Equity in earnings (losses) of an investee	37	(28)
Income before income tax expense	10,300	6,862
Income tax expense	(46)	(11)
Net income	$10,254	$6,851

Weighted average common shares outstanding	40,501	29,084

Net income per common share	$0.25	$0.24

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

As of March 31, 2011, we have invested $5,209 in AIC, an insurance company organized by Reit Management & Research LLC, or RMR, and companies to which RMR provides management services.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  At March 31, 2011, we owned approximately 14.3% of AIC with a current carrying value of $5,117.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for AIC’s insurance business.

In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total premiums paid under this program in 2010 were approximately $5,328.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 5.  Real Estate Mortgage Receivable

We provided mortgage financing totaling $8,288 at 4.75% per annum in connection with an office property sold in September 2010.  This real estate mortgage requires monthly principal and interest payments and matures on September 30, 2020.  As of March 31, 2011 and December 31, 2010, this mortgage had a carrying value of $8,113 and $8,183, respectively, and was included in other assets in our condensed consolidated balance sheets.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The credit facility matures on August 8, 2013 and includes a conditional option for us to extend the facility for one year to August 8, 2014.  Interest paid under our credit facility is set at LIBOR plus a spread, subject to adjustments based on our credit ratings.  The interest rate on our revolving credit facility averaged 2.3% and 0.8% per annum for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, we had $270,000 outstanding and $480,000 available under our revolving credit facility.

In March 2011, we repaid at maturity, all $168,219 of our floating rate senior notes due in 2011 using borrowings under our revolving credit facility.

Our public debt indentures, our credit facility agreement and our term loan agreement contain a number of financial and other covenants, including a credit facility and term loan covenant which restricts our ability to make distributions under certain circumstances.  At March 31, 2011, we believe we were in compliance with all of our covenants under our public debt indentures, our revolving credit facility and term loan agreements.

At March 31, 2011, 15 properties costing $599,890 with an aggregate net book value of $487,096 were secured by mortgage notes totaling $350,462 (net of discounts) maturing from 2011 through 2027.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 7.  Shareholders’ Equity

Other comprehensive income includes unrealized gains or losses on the fair value of our interest rate swap agreements, other investments, and foreign currency translation adjustments.  Our interest rate swap agreements qualify as cash flow hedges and convert the floating interest rate on a $175,000 mortgage note payable to a fixed interest rate.  The following is a reconciliation of net income to total comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Comprehensive income:
Net income	$46,612	$37,297
Unrealized gain (loss) on derivative instrument	2,045	(2,874)
Realized gain on sale of investment in available for sale securities	(18)	—
Foreign currency translation adjustments	4,362	—
Increase in share of investees other comprehensive income	4	—
Total comprehensive income	$53,005	$34,423

Note 8.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Australia and certain states despite our REIT status.  During the three months ended March 31, 2011, we recognized current tax expense of $266, which includes $164 of foreign taxes and $102 of certain state taxes.  In addition, we recognized a deferred tax provision of $80 related to basis differences in our Australian properties.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2011, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Effective portion of interest rate contracts (1)	$(4,911)	$—	$(4,911)	$—
Investment in available for sale securities (2)	$37	$37	$—	$—

(1)

The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. As of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)

The fair value of our investment in available for sale securities is based on quoted prices at March 31, 2011 in active markets (level 1 inputs) and included in other assets in our consolidated balance sheet.

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is interest rate risk.  Although we have not done so as of March 31, 2011 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We enter into interest rate swaps to manage interest rate risk associated with our floating rate borrowings.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $2,045 during the three months ended March 31, 2011, based primarily on changes in market interest rates.  As of March 31, 2011, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our consolidated balance sheet totaled ($4,911).  As of December 31, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our consolidated balance sheet totaled ($6,956).

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, real estate mortgage receivable, marketable pass through certificates, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and other accrued expenses, rent collected in advance, security deposits and amounts due to affiliates.  At March 31, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$164,983	$267,257	$166,388	$266,561
Senior notes and mortgage notes payable	$2,462,207	$2,661,275	$2,462,847	$2,599,075

At March 31, 2011 and December 31, 2010, the fair values of our equity investment in GOV are based on quoted market prices of $26.86 and $26.79, respectively.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

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

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 11.  Segment Information

As of March 31, 2011, we owned 271 suburban office properties, 39 Central Business District, or CBD, office properties and 180 industrial & other properties, excluding properties held for sale. We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We account for our properties by property type (i.e. suburban office, CBD office and industrial & other) and by geographic regions. We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses. Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Denver, CO, Australia, Metro Washington, DC, Metro Boston, MA and Other Markets, which includes properties located elsewhere throughout the United States. Prior periods have been restated to reflect one office property reclassified to discontinued operations during the third quarter of 2010 and 31 office properties and 25 industrial & other properties reclassified to discontinued operations during the fourth quarter of 2010. Property level information by geographic segment and property type as of and for the three months ended March 31, 2011 and 2010 is as follows:

	As of March 31, 2011				As of March 31, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	619	4,592	—	5,211	620	4,584	—	5,204
Oahu, HI	—	—	17,914	17,914	—	—	17,914	17,914
Metro Denver, CO	788	672	553	2,013	540	672	553	1,765
Australia	—	314	1,438	1,752	—	—	—	—
Metro Washington, DC	1,067	428	—	1,495	1,286	583	—	1,869
Metro Boston, MA	1,367	291	—	1,658	1,366	424	—	1,790
Other markets	18,219	7,010	10,701	35,930	15,461	6,136	10,516	32,113
Totals	22,060	13,307	30,606	65,973	19,273	12,399	28,983	60,655

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$1,976	$28,119	$—	$30,095	$2,197	$28,675	$—	$30,872
Oahu, HI	—	—	18,588	18,588	—	—	17,777	17,777
Metro Denver, CO	3,490	5,363	2,184	11,037	1,811	5,105	2,074	8,990
Australia	—	5,171	2,897	8,068	—	—	—	—
Metro Washington, DC	5,888	3,424	—	9,312	7,549	5,091	—	12,640
Metro Boston, MA	4,510	2,724	—	7,234	5,215	3,953	—	9,168
Other markets	78,123	36,312	15,593	130,028	64,744	34,616	16,272	115,632
Totals	$93,987	$81,113	$39,262	$214,362	$81,516	$77,440	$36,123	$195,079

Property net operating income:
Metro Philadelphia, PA	$416	$14,257	$—	$14,673	$697	$14,819	$—	$15,516
Oahu, HI	—	—	13,413	13,413	—	—	13,277	13,277
Metro Denver, CO	2,768	3,500	1,208	7,476	1,075	3,628	1,206	5,909
Australia	—	4,388	2,000	6,388	—	—	—	—
Metro Washington, DC	3,543	2,609	—	6,152	4,426	3,482	—	7,908
Metro Boston, MA	2,422	1,029	—	3,451	3,091	1,937	—	5,028
Other markets	43,231	18,695	10,476	72,402	36,999	17,258	11,714	65,971
Totals	$52,380	$44,478	$27,097	$123,955	$46,288	$41,124	$26,197	$113,609

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements. We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. Our management also uses NOI to evaluate individual, regional and company wide property level performance. NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. A reconciliation of NOI to net income for the three months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended March 31,
	2011	2010
Rental income	$214,362	$195,079
Operating expenses	(90,407)	(81,470)
Property net operating income (NOI)	$123,955	$113,609

Property NOI	$123,955	$113,609
Depreciation and amortization	(53,841)	(45,440)
General and administrative	(10,951)	(9,250)
Acquisition related costs	(2,645)	(310)
Operating income	56,518	58,609

Interest and other income	824	1,118
Interest expense	(47,414)	(44,865)
Equity in earnings of investees	2,712	2,339
Gain on issuance of shares by an equity investee	—	16,418
Income from continuing operations before income tax expense	12,640	33,619
Income tax expense	(346)	(182)
Income from continuing operations	12,294	33,437
(Loss) income from discontinued operations	(254)	3,860
Gain on sale of properties from discontinued operations	34,572	—
Net income	$46,612	$37,297

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Related Person Transactions

As discussed in Note 4, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $164,983 and a market value, based on quoted market prices, of $267,257 ($26.86 per share) as of March 31, 2011.  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate publicly owned entity.  We and GOV are both managed by RMR and both our Managing Trustees are also Managing Trustees of GOV.

In connection with our business management agreement with RMR, we recognized expenses of $8,794 and $8,483 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses and income (loss) from discontinued operations in our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we recognized property and construction supervision fees of $6,864 and $6,360 for the three months ended March 31, 2011 and 2010, respectively.  The property and construction supervision fees are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  At the time of SNH’s spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  In May 2008, we agreed to sell 47 medical office, clinic and biomedical laboratory buildings (approximately 2,161,000 square feet of rental space) to SNH for $562,000, and we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  We also entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase up to 45 additional identified properties (approximately 4,598,000 square feet of rental space) that we owned and which are leased to tenants in medical related businesses in the event that we determine to sell those properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiary which owns those properties.

In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space) which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sales price of $470,000, excluding closing costs.  These properties were subject to the right of first refusal referred to above.  As of January 26, 2011, we had completed the sale of all 27 of these properties.  We continue to own 19 properties that remain subject to SNH’s right of first refusal.

Both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH.  As a result, the transactions between us and SNH described above were negotiated and approved by special committees of each company’s board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other party to these agreements.

As of March 31, 2011, we invested $5,209 in AIC, an insurance company that is owned by RMR and companies to which RMR provides management services.  We own approximately 14.3% of AIC which has a carrying value of $5,117 as of March 31, 2011.  In 2010, we, RMR and other owners of AIC purchased property insurance pursuant to a combined program arranged and partially reinsured by AIC.

For more information about our related person transactions, including our dealings with GOV, RMR, SNH, AIC and our Managing Trustees and their affiliates, and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 25, 2011 relating to our 2011 Annual Meeting of Shareholders, or Proxy Statement.  Our Annual Report and Proxy Statement are available at the SEC website: www.sec.gov.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Subsequent Events

In April 2011, we declared a distribution of $0.50 per common share, or approximately $36,100, to be paid on or about May 24, 2011 to shareholders of record on April 21, 2011.  We also announced a distribution on our series C preferred shares of $0.4453 per share, or $2,672, and a distribution on our series D preferred shares of $0.4063 per share, or $6,167, which we expect to pay on or about May 16, 2011 to our preferred shareholders of record as of May 1, 2011.  Other subsequent events have been disclosed within other notes to these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

We primarily own office and industrial buildings in suburban and CBD locations throughout the United States and, beginning in 2010, Australia.  We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii.

Property Operations

As of March 31, 2011, 87.5% of our total square feet was leased, compared to 88.6% leased as of March 31, 2010.  These results reflect a 1.9 percentage point decrease in occupancy at properties we owned continuously since January 1, 2010, partially offset by property acquisitions.  Occupancy data for 2011 and 2010 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010
Total properties	490	462	439	439
Total square feet	65,973	60,655	58,522	58,522
Percent leased (3)	87.5%	88.6%	86.7%	88.6%

(1)	Excludes properties classified in discontinued operations as of March 31, 2011.
(2)	Based on properties owned continuously since January 1, 2010, and excludes properties classified in discontinued operations as of March 31, 2011.
(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

During the three months ended March 31, 2011, we signed lease renewals for 771,000 square feet and new leases for 678,000 square feet, at weighted average rental rates of $12.87 per square foot, which were 8% above rents previously charged for the same space.  Average lease terms for leases signed during the three months ended March 31, 2011 were 6.0 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended March 31, 2011 totaled $15.5 million, or $10.71 per square foot on average (approximately $1.79/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  As a result, the amount of leasing activity within our portfolio has slowed and our occupancy has declined.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through the end of 2011, but we expect our occupancy may begin to improve in late 2011 and 2012.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

Approximately 16.6% of our leased square feet and 19.1% of our rents are included in leases scheduled to expire through December 31, 2012.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals and rates are negotiated.  Lease expirations by year, as of March 31, 2011, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2011	4,319	7.5%	7.5%	$69,544	7.8%	7.8%
2012	5,242	9.1%	16.6%	100,557	11.3%	19.1%
2013	5,468	9.5%	26.1%	97,814	11.0%	30.1%
2014	4,549	7.9%	34.0%	68,732	7.7%	37.8%
2015	3,809	6.6%	40.6%	80,639	9.1%	46.9%
2016	4,826	8.4%	49.0%	72,330	8.1%	55.0%
2017	2,938	5.1%	54.1%	78,144	8.8%	63.8%
2018	2,910	5.0%	59.1%	59,191	6.7%	70.5%
2019	3,524	6.1%	65.2%	45,259	5.1%	75.6%
2020	2,553	4.4%	69.6%	62,879	7.1%	82.7%
Thereafter	17,606	30.4%	100.0%	153,277	17.3%	100.0%
	57,744	100.0%		$888,366	100.0%

Weighted average remaining lease term (in years):	8.2			6.3

(1)

Square feet is pursuant to signed leases as of March 31, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Annualized rental income is rents pursuant to signed leases as of March 31, 2011, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who pay rents monthly in arrears.  As of March 31, 2011, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Annualized Rental Income (2)	Expiration
1.	Telstra Corporation Limited	311	0.5%	2.2%	2020
2.	Office Depot, Inc.	651	1.1%	1.9%	2023
3.	Expedia, Inc.	354	0.6%	1.9%	2018
4.	PNC Financial Services Group	613	1.1%	1.8%	2012 to 2021
5.	John Wiley & Sons, Inc.	342	0.6%	1.7%	2017
6.	GlaxoSmithKline plc	608	1.1%	1.7%	2013
7.	U. S. Government (3)	501	0.9%	1.6%	2011 to 2031
8.	Wells Fargo Bank	476	0.8%	1.4%	2011 to 2022
9.	The Bank of New York Mellon Corp.	390	0.7%	1.3%	2011,2012, 2015, 2020
10.	Jones Day (law firm)	407	0.7%	1.2%	2012 and 2019
11.	Ballard Spahr Andrews & Ingersoll (law firm)	269	0.5%	1.1%	2011, 2012, 2015
12.	Flextronics International Ltd.	894	1.5%	1.1%	2014
13.	JDA Software Group, Inc.	283	0.5%	1.1%	2012
14.	ING	410	0.7%	1.1%	2011 and 2018
15.	Towers Watson	357	0.6%	1.0%	2011 to 2020
	Total	6,866	11.9%	22.1%

(1)

Square feet is pursuant to signed leases as of March 31, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)

Annualized rental income is rents pursuant to signed leases as of March 31, 2011, plus estimated expense reimbursements.  Includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

(3)	Including our 24.6% pro rata ownership of GOV as of March 31, 2011, the U.S. Government represents 1,822 square feet, or 3.1% of total square feet, and 4.9% of total rental income.

Investment Activities

Since January 1, 2011, we have acquired ten office properties with a combined 2.0 million square feet for $350.1 million, excluding closing costs.  At the time of acquisition, these properties were 95.7% leased for a weighted average (by rents) term of 10.8 years and at rents which yielded approximately 9.2% of the aggregate gross purchase price, based on estimated annual NOI, which we define as rental income less property operating expenses, on the date of closing.

Since January 1, 2011, we have sold seven office and industrial properties with a combined 838,000 square feet for $98.1 million, excluding closing costs, and recognized net gains of approximately $34.6 million.  Included in these sales was a portfolio transaction involving an affiliated company:

•                  In November 2010, we entered into various purchase and sale agreements to sell 27 properties, which are majority leased as medical office, clinic and biotech laboratory buildings, to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2.1 million square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95.9 million, excluding closing costs, and recognized gains totaling $34.7 million.  SNH has continuing rights of first refusal to purchase from us any of 19 additional buildings that are leased to tenants in medical related businesses which we continue to own.

Financing Activities

In March 2011, we repaid at maturity, all $168.2 million of our floating rate senior notes due in 2011 using borrowings under our revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Rental income	$214,362	$195,079	$19,283	9.9%

Expenses:
Operating expenses	90,407	81,470	8,937	11.0%
Depreciation and amortization	53,841	45,440	8,401	18.5%
General and administrative	10,951	9,250	1,701	18.4%
Acquisition related costs	2,645	310	2,335	753.2%
Total expenses	157,844	136,470	21,374	15.7%

Operating income	56,518	58,609	(2,091)	(3.6)%

Interest and other income	824	1,118	(294)	(26.3)%
Interest expense	(47,414)	(44,865)	2,549	5.7%
Equity in earnings of investees	2,712	2,339	373	15.9%
Gain on issuance of shares by an equity investee	—	16,418	(16,418)	(100.0)%
Income from continuing operations before income tax expense	12,640	33,619	(20,979)	(62.4)%
Income tax expense	(346)	(182)	164	90.1%
Income from continuing operations	12,294	33,437	(21,143)	(63.2)%
Discontinued operations:
(Loss) income from discontinued operations	(254)	3,860	(4,114)	(106.6)%
Gain on sale of properties	34,572	—	34,572	100.0%
Net income	46,612	37,297	9,315	25.0%
Preferred distributions	(8,839)	(12,667)	(3,828)	(30.2)%
Net income available for common shareholders	$37,773	$24,630	$13,143	53.4%

Weighted average common shares outstanding — basic	72,139	56,732	15,407	27.2%

Weighted average common shares outstanding — diluted	79,437	64,030	15,407	24.1%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.05	$0.37	$(0.32)	(86.5)%
Income from discontinued operations	$0.48	$0.07	$0.41	585.7%
Net income available for common shareholders	$0.52	$0.43	$0.09	20.9%

Rental income.  Rental income increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in rental income from our Other Markets, Australia and Metro Denver, CO segments, offset by decreases in rental income from our Metro Washington, DC and Metro Boston, MA segments, as described in the segment information note to our consolidated financial statements appearing above in this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 51 properties in 2010 and 2011, offset by a decrease in rental income from the sale of 15 properties to GOV in 2010 and the decline in occupancy.  Rental income from our Other Markets segment increased $14.4 million, or 12.4%, primarily reflecting the acquisition of 36 properties during 2010 and 2011, offset by a $4.2 million decrease in rental income resulting from the sale of 11 properties to GOV in 2010, and the decline in occupancy primarily from properties we owned continuously since January 1, 2010.  Rental income from our Australia segment totaling $8.1 million reflects our acquisition of 11 properties during 2010.  Rental income from our Metro Denver, CO segment increased by $2.0 million, or 22.8%, primarily reflecting the acquisition of one property in 2010.  Rental income from our Metro Washington, DC segment decreased by $3.3 million, or 26.3%, primarily reflecting the sale of two properties to GOV in 2010, offset by an increase in rental income from two properties acquired during 2010.  Rental income from our Metro Boston, MA segment decreased $1.9 million, or 21.1%, primarily reflecting the sale of two properties to GOV in 2010 and the decline in occupancy in 2011.  Rental income includes non-cash straight line rent adjustments totaling $7.4 million in 2011 and $2.3 million in 2010 and amortization of acquired real estate leases and obligations totaling ($1.4) million in 2011 and ($1.5) million in 2010.  Rental income also includes lease termination fees totaling $1.3 million in 2011 and $1.2 million in 2010.

Total expenses.  The increase in total expenses primarily reflects the acquisition of properties during 2010 and 2011, offset by the sale of 15 properties to GOV during 2010.  The increase in depreciation and amortization is also attributable to accelerated depreciation of $3.0 million on a property that we expect to take out of service and raze in 2011.  The increase in acquisition related costs reflects costs associated with the acquisition of ten properties during 2011.

Interest expense.  The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010 and the increase in floating rates on our revolving credit facility, offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, and $20.0 million of 8.625% unsecured senior notes in October 2010.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings (loss) from AIC and from GOV.  The increase in earnings of investees primarily reflects an increase in earnings from our ownership interest in GOV.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee reflects the issuance of 9,775,000 common shares by GOV in January 2010 at prices above our per share carrying value.

(Loss) income from discontinued operations.  (Loss) income from discontinued operations reflects operating results from five office properties and two industrial properties sold in 2011, 20 office properties and three industrial properties sold in 2010, and seven office properties and 20 industrial & other properties classified as held for sale as of March 31, 2011.  The properties sold to GOV during 2010 are not considered discontinued operations because of our continuing ownership of GOV.

Gain on sale of properties from discontinued operations.  Net sales proceeds and net gains from the sale of five office properties and two industrial & other properties in 2011 were $97.4 million and $34.6 million, respectively.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the net gain recognized on sales of properties in 2011 and income from acquisitions made during 2010 and 2011, offset by a decrease in rents from properties sold in 2010 and 2011, an increase in interest expense, the decline in occupancy in 2011 and the gain on issuance of common shares by GOV in 2010.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions reflects the redemption of our 8 ¾% series B preferred shares in October 2010.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding reflects 16,125,000 common shares issued in March and September 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to pay operating expenses, debt obligations and distributions on our common and preferred shares is rental income from our properties and distributions from our equity investment in GOV.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our:

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

Cash flows provided by (used in) operating, investing and financing activities were $29.0 million, ($253.6) million and $55.8 million, respectively, for the three months ended March 31, 2011, and $48.2 million, ($14.6) million and $86.9 million, respectively, for the three months ended March 31, 2010.  Changes in all three categories between 2011 and 2010 are primarily related to property acquisitions and sales and net proceeds received from the issuance of 8,625,000 of our common shares during 2010.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  Our credit facility matures on August 8, 2013 and includes a conditional option for us to extend the facility for one year to August 8, 2014.  At March 31, 2011, $270.0 million was outstanding and $480.0 million was available under our revolving credit facility.  We also had cash and cash equivalents of $25.4 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

As of May 4, 2011, there was $270.0 million outstanding and $480.0 million available under our revolving credit facility.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2011 were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating Rate	Fixed	Fixed			Average
Year	Debt	Rate Debt	Rate Debt		Total (2)	Interest Rate
2011	$—	$—	$32,534		$32,534	7.3%
2012	—	150,680	31,491		182,171	7.0%
2013	270,000	190,980	5,779		466,759	4.0%
2014	—	244,655	17,876		262,531	5.7%
2015	400,000	436,000	13,543		849,543	4.3%
2016	—	400,000	59,768		459,768	6.2%
2017	—	250,000	4,939		254,939	6.2%
2018	—	250,000	5,283		255,283	6.6%
2019	—	125,000	166,359	(1)	291,359	6.5%
2020	—	250,000	3,320		253,320	5.9%
Thereafter	—	—	14,815		14,815	6.0%
	$670,000	$2,297,315	$355,707		$3,323,022	5.5%

(1)

We have a mortgage loan for $175.0 million secured by one property located in Philadelphia, PA that matures in 2019. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years with a cash flow hedge that sets the rate at approximately 5.66% per year.

(2)	Total debt as of March 31, 2011, net of unamortized premiums and discounts, was $3,307,207.

In March 2011, we repaid at maturity, all $168.2 million of our floating rate senior notes due in 2011 using borrowings under our revolving credit facility.

When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

During the three months ended March 31, 2011, we received cash distributions totaling $4.1 million from GOV.  At March 31, 2011, we owned 9,950,000, or 24.6%, of the common shares of beneficial interest of GOV with a carrying value of $165.0 million and a market value, based on quoted market prices, of $267.3 million ($26.86 per share).

Since January 1, 2011, we acquired ten properties with a combined 2.0 million square feet for an aggregate purchase price of $350.1 million, excluding closing costs, using cash on hand, borrowings under our revolving credit facility and proceeds from property sales.  We also have agreements to acquire 11 additional properties with a combined 3.1 million square feet for an aggregate purchase price of $624.2 million, including the assumption of approximately $321.6 million of mortgage debt and excluding closing costs.  Details of these transactions are as follows:

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

In March 2011, we acquired four properties located in Phoenix, AZ with a combined 1,063,364 square feet.  These properties are 92% leased to 44 tenants for a weighted (by rents) average lease term of 9.8 years.  The purchase price was $136.5 million, excluding closing costs.

In November 2010, we entered a purchase and sale agreement to acquire four office properties located in Stafford, VA with a combined 149,023 square feet.  The aggregate purchase price is $25.7 million, excluding closing costs.  These properties are 100% leased to ten tenants for a weighted (by rents) average lease term of 1.7 years.  We expect to acquire these properties and assume approximately $15.3 million of mortgage debt during the second quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In March 2011, we entered an agreement to acquire four office properties located in Folsom, CA with a combined 269,254 square feet.  The aggregate purchase price is $46.3 million, excluding closing costs.  These properties are 92% leased to ten tenants for a weighted (by rents) average lease term of 3.6 years.  We expect to acquire these properties and assume approximately $41.3 million of mortgage debt during the second quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In May 2011, we entered a purchase and sale agreement to acquire an office property located in Chicago, IL with 1,070,388 square feet.  The purchase price is $162.2 million, excluding closing costs.  This property is 85% leased to 60 tenants for a weighted (by rents) average lease term of 6.6 years.  We expect to acquire this property during the second quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In May 2011, we entered a purchase and sale agreement to acquire two office properties located in Chicago, IL with a combined 1,571,386 square feet.  The aggregate purchase price is $390.0 million, excluding closing costs.  These properties are 97% leased to 49 tenants for a weighted (by rents) average lease term of 8.4 years.  We expect to acquire these properties and assume approximately $265.0 million of mortgage debt during the second or third quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that this acquisition will be consummated in that time period or at all.

In November 2010, we entered into various purchase and sale agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2.1 million square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95.9 million, excluding closing costs, and we recognized gains totaling $34.7 million.  SNH has continuing rights of first refusal to purchase from us any of 19 additional buildings that are majority leased to tenants in medical related businesses which we continue to own.  Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH’s boards of trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

In February 2011, we sold an industrial property located in Adairsville, GA, with 101,400 square feet for $2.3 million, excluding closing costs, and recognized a loss of $94,000.

As of March 31, 2011, we had seven office properties with a combined 1.1 million square feet and 20 industrial & other properties with a combined 1.8 million square feet classified as held for sale in our consolidated balance sheet.  We continue to actively market these properties for sale and expect to sell them within the next year.

During the three months ended March 31, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Tenant improvements	$9,163	$7,212
Leasing costs	4,841	4,364
Building improvements (1)	1,941	760
Development and redevelopment activities (2)	1,633	679

(1)          Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)          Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended March 31, 2011, were as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the year	678	771	1,449
Total commitments for tenant improvements and leasing costs	$11,265	$4,258	$15,523
Leasing costs per square foot (whole dollars)	$16.62	$5.52	$10.71
Average lease term (years)	5.8	6.4	6.0
Leasing costs per square foot per year (whole dollars)	$2.86	$0.86	$1.79

(1)  Excludes properties classified in discontinued operations.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of March 31, 2011, other than the cash flow hedge on a $175.0 million mortgage loan described in Notes 7 and 9 in the notes to our condensed consolidated financial statements and under “Our Investment and Financing Liquidity and Resources” appearing above.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at March 31, 2011, were our unsecured revolving credit facility, our unsecured term loan and our $2.3 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2011, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility and term loan agreements.

In addition to our unsecured debt obligations, we had $350.5 million (net of discounts) of mortgage notes outstanding at March 31, 2011.

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

Related Person Transactions

As discussed above, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $165.0 million and a market value, based on quoted market prices, of $267.3 million ($26.86 per share) as of March 31, 2011.  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate publicly owned entity.  Both we and GOV are managed by RMR, and our Managing Trustees are also the Managing Trustees of GOV.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as extended and amended.  During the three months ended March 31, 2011 and 2010, our fees to RMR under these agreements were $15.7 million and $14.8 million, respectively.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  At the time of SNH’s spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  In May 2008, we agreed to sell 47 medical office, clinic and biomedical laboratory buildings (approximately 2,161,000 square feet of rental space) to SNH for $562.0 million, and we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  We also entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase up to 45 additional identified properties (approximately 4,598,000 square feet of rental space) that we owned and which are leased to tenants in medical related businesses in the event that we determine to sell those properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiary which owns those properties.

In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space) which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  These properties were subject to the right of first refusal referred to above.  As of January 26, 2011, we had completed the sale of all 27 of these properties.  We continue to own 19 properties that remain subject to SNH’s right of first refusal.

Both we and SNH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH.  As a result, the transactions between us and SNH described above were negotiated and approved by special committees of each company’s board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other party to these agreements.

We, RMR, GOV, SNH and other companies to which RMR provides management services each currently owns approximately 14.3% of AIC.  All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.   RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  As of March 31, 2011, we have invested $5.2 million in AIC since its formation in November 2008.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment on our condensed consolidated balance sheets in equity investments at $5.1 million as of March 31, 2011 and December 31, 2010.  During the three months ended March 31, 2011 and 2010, we recognized income of $36,777 and a loss of ($28,060), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $5.3 million.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with GOV, SNH, RMR, AIC and our Managing Trustees and their affiliates, and about the risks which may arise as a result of these and other related person transactions, please see the notes to our consolidated financial statements appearing elsewhere in this report, our Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  These SEC filed documents are available at the SEC’s website: www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates and foreign-exchange related variability on our investments in Australia.

Interest Rate Risk

We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2010.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2011, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:
$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

No principal repayments are due under the unsecured senior notes until maturity.

Amount	Coupon		Maturity
Secured notes:
$29.3 million	7.435%		2011
$23.3 million	8.050%		2012
$4.8 million	6.000%		2012
$12.9 million	4.950%		2014
$8.7 million	5.990%		2015
$8.1 million	5.760%		2016
$41.6 million	6.030%		2016
$12.1 million	7.360%		2016
$175.0 million	2.895	%(1)	2019
$4.2 million	6.750%		2022
$14.2 million	6.140%		2023
$8.3 million	5.710%		2026
$13.3 million	6.060%		2027

(1)          Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%.  The coupon rate represents the floating interest rate at March 31, 2011.

Our secured notes are collateralized by 15 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.  We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 5.3% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2011.  The total notional amounts of our receive variable/pay fixed interest rate swaps designated as hedging instruments was $175.0 million.  As of March 31, 2011, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our consolidated balance sheet totaled ($4.9) million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at March 31, 2011, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $16.6 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at March 31, 2011, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $55 million.

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

At March 31, 2011, $270.0 million was outstanding and $480.0 million was available for drawing under our unsecured revolving credit facility, and we had $400.0 million of floating rate term debt outstanding.  Our revolving credit facility matures in August 2013 and includes a conditional option for us to extend the maturity by one year to August 2014.  Repayments under our revolving credit facility may be made at any time without penalty.  Our $400.0 million term loan matures in December 2015 and may be prepaid without penalty beginning December 16, 2012.  We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  For example, the weighted average interest rate payable on our revolving credit facility and term loan was 2.3% during the three months ended March 31, 2011.  A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At March 31, 2011	2.3%	$670,000	$15,410
10% reduction	2.1%	$670,000	$14,070
10% increase	2.5%	$670,000	$16,750

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility or other floating rate debt.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At March 31, 2011 and at May 4, 2011, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  A 10% change in foreign currency exchange rates used to convert our 2011 Australian operating results to U.S. dollars would not be material to our current year consolidated earnings.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, SNH AND RMR AND ITS RELATED ENTITIES AND CLIENTS,

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS, AND

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES.

FOR EXAMPLE:

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE BECOMES FURTHER DEPRESSED, OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR ANNUAL REPORT IS AVAILABLE AT THE SEC WEBSITE, WWW.SEC.GOV.

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

Part II.        Other Information

Item 1.        Legal Proceedings

In August 2009, we commenced litigation in the U.S. District Court for the District of Hawaii to declare Hawaii state legislation which seeks to limit rent increases at certain of our leased industrial and commercial lands in Hawaii to be in violation of the United States Constitution.  In May 2010, the U.S. District Court in Hawaii ruled that the law intended to limit the rents we may charge violates the U.S. Constitution and is unenforceable and a judgment was entered in our favor on June 1, 2010.  During June 2010, the State of Hawaii appealed this judgment to the U.S. Court of Appeals for the 9th Circuit.  In October 2010, we entered a settlement agreement with the State of Hawaii pursuant to which the State’s appeal was dismissed with prejudice and we agreed not to seek recovery of our attorneys’ fees from the State.  Thereafter, we filed a motion seeking to recover our attorneys’ fees from a tenants’ organization which sponsored this unconstitutional legislation and then intervened in this litigation, but this motion was denied.

Item 6.        Exhibits

10.1

First Amendment to Credit Agreement, dated as of December 20, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions as signatory thereto. (filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: May 6, 2011

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 6, 2011