Form 10-Q
period 2011-06-30
CommonWealth REIT
filed 2011-08-08
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 3, 2011: 83,648,686.

COMMONWEALTH REIT

FORM 10-Q

June 30, 2011

References in this Form 10-Q to “we”, “us” and “our” refers to CommonWealth REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$1,440,845	$1,339,133
Buildings and improvements	5,446,227	5,018,125
	6,887,072	6,357,258
Accumulated depreciation	(922,597)	(850,261)
	5,964,475	5,506,997
Properties held for sale	51,127	114,426
Acquired real estate leases, net	287,241	233,913
Equity investments	168,871	171,464
Cash and cash equivalents	55,035	194,040
Restricted cash	5,109	5,082
Rents receivable, net of allowance for doubtful accounts of $12,316 and $12,550, respectively	203,304	191,237
Other assets, net	224,837	171,380
Total assets	$6,959,999	$6,588,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$230,000	$—
Senior unsecured debt, net	2,687,172	2,854,540
Mortgage notes payable, net	380,597	351,526
Liabilities related to properties held for sale	379	1,492
Accounts payable and accrued expenses	137,357	123,842
Assumed real estate lease obligations, net	69,836	65,940
Rent collected in advance	31,579	27,988
Security deposits	23,284	22,523
Due to affiliates	11,621	8,998
Total liabilities	3,571,825	3,456,849

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable at par on or after February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable at par on or after May 15, 2016; 11,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $275,000	265,804	—
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 72,148,686 and 72,138,686 shares issued and outstanding, respectively	721	721
Additional paid in capital	3,349,114	3,348,849
Cumulative net income	2,438,913	2,372,337
Cumulative other comprehensive income	18,363	4,706
Cumulative common distributions	(2,748,095)	(2,675,956)
Cumulative preferred distributions	(449,931)	(432,252)
Total shareholders’ equity	3,388,174	3,131,690
Total liabilities and shareholders’ equity	$6,959,999	$6,588,539

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental income	$222,181	$195,817	$436,697	$390,896

Expenses:
Operating expenses	90,161	81,352	180,568	162,822
Depreciation and amortization	51,973	45,233	105,814	90,673
General and administrative	11,618	9,554	22,569	18,804
Loss on asset impairment	—	21,491	—	21,491
Acquisition related costs	2,415	1,103	5,060	1,413
Total expenses	156,167	158,733	314,011	295,203
Operating income	66,014	37,084	122,686	95,693

Interest and other income	392	447	1,062	1,565
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $1,920, $1,710, $3,952 and $3,476, respectively)	(48,200)	(44,659)	(95,614)	(89,524)
Equity in earnings of investees	2,910	2,305	5,622	4,644
Gain on issuance of shares by an equity investee	—	—	—	16,418
Income (loss) from continuing operations before income tax expense	21,116	(4,823)	33,756	28,796
Income tax expense	(90)	(181)	(436)	(363)
Income (loss) from continuing operations	21,026	(5,004)	33,320	28,433
Discontinued operations:
(Loss) income from discontinued operations	(1,062)	3,498	(1,316)	7,358
Gain on sale of properties from discontinued operations	—	—	34,572	—
Income (loss) before gain on sale of properties	19,964	(1,506)	66,576	35,791
Gain on sale of properties	—	11,504	—	11,504
Net income	19,964	9,998	66,576	47,295
Preferred distributions	(10,500)	(12,667)	(19,339)	(25,334)
Net income (loss) available for common shareholders	$9,464	$(2,669)	$47,237	$21,961

Weighted average common shares outstanding — basic	72,144	64,595	72,142	60,685

Weighted average common shares outstanding — diluted	79,442	71,893	79,440	67,983

Basic and diluted earnings per common share:
Income (loss) from continuing operations available for common shareholders	$0.15	$(0.10)	$0.19	$0.24
(Loss) income from discontinued operations	$(0.01)	$0.05	$0.46	$0.12
Net income (loss) available for common shareholders	$0.13	$(0.04)	$0.65	$0.36

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$66,576	$47,295
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	80,722	79,317
Net amortization of debt discounts, premiums and deferred financing fees	3,952	3,805
Amortization of acquired real estate leases	20,145	15,086
Other amortization	8,094	8,323
Loss on asset impairment	—	21,491
Equity in earnings of investees	(5,622)	(4,644)
Gain on issuance of shares by an equity investee	—	(16,418)
Distributions of earnings from investees	5,539	4,696
Gain on sale of properties	(34,572)	(11,504)
Change in assets and liabilities:
Increase in restricted cash	(27)	(812)
Increase in rents receivable and other assets	(24,215)	(10,750)
Increase in accounts payable and accrued expenses	12,476	282
Increase in rent collected in advance	2,602	101
Increase (decrease) in security deposits	772	(877)
Increase in due to affiliates	2,622	787
Cash provided by operating activities	139,064	136,178

Cash flows from investing activities:
Real estate acquisitions and improvements	(548,266)	(205,443)
Investment in direct financing lease, net	(38,635)	—
Principal payments received from direct financing lease	2,050	—
Proceeds from sale of properties, net	97,362	40,394
Distributions in excess of earnings from investees	2,720	3,264
Investment in Affiliates Insurance Company	—	(44)
Cash used in investing activities	(484,769)	(161,829)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	239,095
Proceeds from issuance of preferred shares, net	265,804	—
Proceeds from borrowings	485,000	191,000
Payments on borrowings	(454,596)	(305,802)
Deferred financing fees	(273)	(199)
Distributions to common shareholders	(72,139)	(57,870)
Distributions to preferred shareholders	(17,679)	(25,334)
Cash provided by financing activities	206,117	40,890

Effect of exchange rate changes on cash	583	—

(Decrease) increase in cash and cash equivalents	(139,005)	15,239
Cash and cash equivalents at beginning of period	194,040	18,204
Cash and cash equivalents at end of period	$55,035	$33,443

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental cash flow information:
Interest paid	$91,033	$88,734
Taxes paid	381	586

Non-cash investing activities:
Real estate acquisitions	$(56,235)	$—

Non-cash financing activities:
Issuance of common shares	$265	$223
Assumption of mortgage notes payable	56,235	—

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

Note 2.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this update to cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

Since January 1, 2011, we acquired 20 properties with approximately 4,039,000 square feet for an aggregate purchase price of $652,852, including the assumption of $56,235 of mortgage debt and excluding closing costs, and we sold seven properties with approximately 838,000 square feet for an aggregate sale price of $98,145, excluding closing costs.  We also funded $39,915 of improvements to our owned properties during the six months ended June 30, 2011.  In addition, we have entered into agreements to acquire four properties with approximately 2,935,000 square feet for an aggregate purchase price of $531,100, including the assumption of $265,000 of mortgage debt and excluding closing costs.  Details of our completed and pending acquisitions and sales during 2011 are as follows:

In January 2011, we acquired three office properties located in Boca Raton, FL with a combined 639,830 square feet.  The aggregate purchase price was $171,000, excluding closing costs.  We allocated $15,900 to land, $129,790 to buildings and improvements and $25,310 to acquired real estate leases.

In January 2011, we acquired an office property located in Columbia, SC with 115,028 square feet.  The purchase price was $12,025, excluding closing costs.  We allocated $1,180 to land, $8,886 to buildings and improvements, $2,072 to acquired real estate leases and $113 to assumed real estate lease obligations.

In January 2011, we acquired an office property located in Chelmsford, MA with 98,048 square feet.  The purchase price was $10,000, excluding closing costs.  We allocated $1,410 to land, $7,322 to buildings and improvements, $1,711 to acquired real estate leases and $443 to assumed real estate lease obligations.

In February 2011, we acquired an office property located in Montvale, NJ with 119,089 square feet.  The purchase price was $20,600, excluding closing costs.  We allocated $3,650 to land, $13,726 to buildings and improvements, $3,954 to acquired real estate leases and $730 to assumed real estate lease obligations.

In March 2011, we acquired four properties located in Phoenix, AZ with a combined 1,063,364 square feet.  The aggregate purchase price was $136,500, excluding closing costs.  We allocated $30,985 to land, $55,733 to buildings and improvements, $38,635 to investment in direct financing lease, $15,706 to acquired real estate leases, $500 to assumed real estate lease obligations and $4,059 to notes payable.  These allocations are preliminary and are subject to change.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In May 2011, we acquired an office property located in Chicago, IL with 1,070,388 square feet.  The purchase price was $162,202, excluding closing costs.  We allocated $34,300 to land, $110,245 to buildings and improvements, $24,399 to acquired real estate leases and $6,742 to assumed real estate lease obligations.  These allocations are preliminary and are subject to change.

In June 2011, we acquired four office properties located in Stafford, VA with a combined 149,023 square feet.  The aggregate purchase price was $25,725, including the assumption of $14,960 of mortgage debt and excluding closing costs.  We allocated $4,150 to land, $21,795 to buildings and improvements, $815 to acquired real estate leases, $101 to assumed real estate lease obligations and $934 to premium on mortgage debt.

In June 2011, we acquired four office properties located in Folsom, CA with a combined 269,254 square feet.  The aggregate purchase price was $46,300, including the assumption of $41,275 of mortgage debt and excluding closing costs.  We allocated $4,370 to land, $41,748 to buildings and improvements, $3,729 to acquired real estate leases, $262 to assumed real estate lease obligations and $3,285 to premium on mortgage debt.

In July 2011, we acquired an office property located in Birmingham, AL with 514,893 square feet.  The purchase price was $68,500, excluding closing costs.

In May 2011, we entered an agreement to acquire two office properties located in Chicago, IL with a combined 1,571,386 square feet.  The aggregate purchase price is $390,000, including the assumption of $265,000 of mortgage debt and excluding closing costs.  We expect to acquire these properties during the third quarter of 2011; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and no assurance can be given that we will acquire these properties in that time period or at all.

In July 2011, we entered an agreement to acquire an office property located in New Orleans, LA with 1,256,991 square feet.  The purchase price is $107,000, excluding closing costs.  We expect to acquire this property during the third quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that we will acquire this property in that time period or at all.

In July 2011, we entered an agreement to acquire an office property located in Portland, OR with 106,658 square feet.  The purchase price is $34,100, excluding closing costs.  We expect to acquire this property during the third quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that we will acquire this property in that time period or at all.

In November 2010, we entered into various agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate sale price of $470,000, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for an aggregate sales price of $374,130, excluding closing costs, and recognized net gains totaling $133,272.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sales price of $95,870, excluding closing costs, and recognized gains totaling $34,666.  SNH has continuing rights of first refusal to purchase from us certain additional buildings that are leased to tenants in medical related businesses which we continue to own.

In February 2011, we sold an industrial property located in Adairsville, GA with 101,400 square feet for $2,275, excluding closing costs, and recognized a loss of $94.

As of June 30, 2011, we had seven office properties with a combined 1,054,000 square feet and 20 industrial & other properties with a combined 1,835,000 square feet classified as held for sale in our consolidated balance sheet.  We are actively marketing these properties for sale and expect to sell them within the next year; however, we can provide no assurance that we will receive acceptable offers to purchase these properties or that we will sell them.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income, except for properties sold during 2010 to Government Properties Income Trust, or GOV.  Properties that we sold to GOV are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary.  Summarized balance sheet and income statement information for properties sold or held for sale, other than properties sold to GOV, is as follows:

Balance Sheets:

	June 30, 2011	December 31, 2010
Real estate properties	$49,795	$105,291
Acquired real estate leases	114	1,104
Rents receivable	170	4,446
Other assets, net	1,048	3,585
Properties held for sale	$51,127	$114,426

Assumed real estate lease obligations	$7	$7
Rent collected in advance	196	1,187
Security deposits	176	298
Liabilities related to properties held for sale	$379	$1,492

Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental income	$1,283	$18,152	$3,807	$36,841
Operating expenses	(2,104)	(7,852)	(4,667)	(15,977)
Depreciation and amortization	—	(4,425)	—	(8,765)
General and administrative	(241)	(755)	(503)	(1,502)
Operating (loss) income	(1,062)	5,120	(1,363)	10,597

Interest and other income	—	—	47	—
Interest expense	—	(1,622)	—	(3,239)
(Loss) income from discontinued operations	$(1,062)	$3,498	$(1,316)	$7,358

Note 4.  Investment in Direct Financing Lease

Our investment in a direct financing lease relates to the triple net lease with a term that exceeds 75% of the useful life of one office tower located within a mixed use property in Phoenix, AZ that we acquired in March 2011. We recognize direct financing lease income using the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The following table summarizes the carrying amount of our net investment in the direct financing lease as of June 30, 2011. The carrying amount of our net investment is included in other assets in our condensed consolidated balance sheet.

June 30, 2011
Total minimum lease payments receivable	$43,231
Estimated unguaranteed residual value of leased asset	4,951
Unearned income	(11,598)
Net investment in direct financing lease	$36,584

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Additionally, we have determined that no allowance for losses related to our direct financing lease was necessary at June 30, 2011.

Our direct financing lease has an expiration date in 2045.  Future minimum rentals receivable on this direct financing lease as of June 30, 2011 are $4,048 in 2011, $8,098 in 2012, $8,098 in 2013, $8,098 in 2014, $8,098 in 2015 and $6,791 thereafter.

Note 5.  Equity Investments

At June 30, 2011 and December 31, 2010, we had the following equity investments in GOV and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
GOV	24.6%	24.6%	$163,669	$166,388	$2,864	$2,329	$5,539	$4,696
AIC	14.3%	14.3%	5,202	5,076	46	(24)	83	(52)
			$168,871	$171,464	$2,910	$2,305	$5,622	$4,644

At June 30, 2011, we owned 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $163,669 and a market value, based on quoted market prices, of $268,849 ($27.02 per share).  GOV is a real estate investment trust, or REIT, which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity.  In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per common share, raising net proceeds of approximately $157,700 and reducing our ownership percentage from 24.6% prior to this transaction to 21.2% after that transaction.  GOV has granted the underwriters an option to purchase up to an additional 975,000 common shares of beneficial interest to cover overallotments, if any.  If the underwriters exercise their overallotment option in full, we will beneficially own approximately 20.7% of GOV’s common shares of beneficial interest.

Since the GOV IPO, we have accounted for our investment in it using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our consolidated statements of income.  Prior to the GOV IPO, the operating results and investments of GOV were included in our results of operations and financial position.  The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824.  We are amortizing the difference between our carrying value of GOV and our share of the underlying equity of GOV over a 30 year period, which approximates the remaining useful lives of the properties that we initially contributed to GOV.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

During the six months ended June 30, 2011 and 2010, we received cash distributions from GOV totaling $8,259 and $7,960, respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the periods ended June 30, 2011.  References in our financial statements to the Quarterly Report on Form 10-Q for GOV are included as textual references only, and the information in GOV’s Quarterly Report on Form 10-Q is not incorporated by reference into our financial statements.

	June 30, 2011	December 31, 2010
Real estate properties, net	$1,036,462	$846,447
Acquired real estate leases, net	80,075	60,097
Cash and cash equivalents	1,081	2,437
Rents receivable	21,200	19,200
Other assets, net	23,916	23,107
Total assets	$1,162,734	$951,288

Revolving credit facility	$338,000	$118,000
Mortgage notes payable	45,898	46,428
Assumed real estate lease obligations, net	12,626	13,679
Other liabilities	20,945	15,784
Shareholders’ equity	745,265	757,397
Total liabilities and shareholders’ equity	$1,162,734	$951,288

Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental income	$41,923	$25,940	$80,999	$49,295
Operating expenses	(15,253)	(8,460)	(29,986)	(16,262)
Depreciation and amortization	(9,097)	(5,401)	(17,483)	(10,281)
Acquisition related costs	(1,009)	(1,011)	(1,838)	(1,855)
General and administrative	(2,566)	(1,623)	(4,909)	(3,082)
Operating income	13,998	9,445	26,783	17,815

Interest and other income	20	16	35	68
Interest expense	(3,076)	(1,678)	(5,613)	(3,209)
Equity in earnings (losses) of an investee	46	(23)	83	(52)
Income before income tax expense	10,988	7,760	21,288	14,622
Income tax expense	(56)	(25)	(102)	(36)
Net income	$10,932	$7,735	$21,186	$14,586

Weighted average common shares outstanding	40,506	31,261	40,503	30,178

Net income per common share	$0.27	$0.25	$0.52	$0.48

As of June 30, 2011, we have invested $5,209 in AIC, an insurance company organized by Reit Management & Research LLC, or RMR, and companies to which RMR provides management services.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  At June 30, 2011, we owned approximately 14.3% of AIC with a current carrying value of $5,202.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for AIC’s insurance business.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total premiums paid under this program in 2011 and 2010 were approximately $5,540 and $5,328, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 6.  Real Estate Mortgage Receivable

We provided mortgage financing totaling $8,288 at 4.75% per annum in connection with an office property sold in September 2010.  This real estate mortgage requires monthly principal and interest payments and matures on September 30, 2020.  As of June 30, 2011 and December 31, 2010, this mortgage had a carrying value of $7,974 and $8,183, respectively, and was included in other assets in our condensed consolidated balance sheets.

Note 7.  Indebtedness

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The credit facility matures on August 8, 2013 and includes a conditional option for us to extend the facility for one year to August 8, 2014.  Interest paid under our credit facility is set at LIBOR plus a premium, subject to adjustments based on our credit ratings.  The interest rate on our revolving credit facility averaged 2.2% and 0.8% per annum for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, we had $230,000 outstanding and $520,000 available under our revolving credit facility.

In March 2011, we repaid at maturity all $168,219 of our floating rate senior notes using borrowings under our revolving credit facility.  In June 2011, we repaid at maturity $29,188 of 7.435% mortgage debt using cash on hand.

In June 2011, we assumed mortgages on four properties totaling $14,960, which were recorded at a combined fair value of $15,894, in connection with an acquisition.  These debts bear interest at a weighted average rate of 6.35%, require monthly principal and interest payments and mature in 2012 and 2015.  In June 2011, we assumed $41,275 of secured mortgage debt, which was recorded at its fair value of $44,560, in connection with another acquisition.  This mortgage debt bears interest at 5.67%, requires monthly interest payments and matures in 2017.

At June 30, 2011, 22 properties costing $625,496 with an aggregate net book value of $512,194 were secured by mortgage notes totaling $380,597 (net of discounts) maturing from 2012 through 2027.

Our public debt indentures, our credit facility agreement and our term loan agreement contain a number of financial and other covenants, including a credit facility and term loan covenant that restricts our ability to make distributions under certain circumstances.  At June 30, 2011, we believe we were in compliance with all of our covenants under our public debt indentures, our revolving credit facility and term loan agreements.

In July 2011, we prepaid at par plus a premium $23,168 of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering completed in July.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 8.  Shareholders’ Equity

On May 10, 2011, we issued 2,000 common shares, valued at $26.57 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five trustees as part of their annual compensation.

In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265,804.  Each series E preferred share has a liquidation preference of $25.00 and requires dividends of $1.8125, 7 ¼% of the liquidation preference per annum, payable in equal quarterly payments.  Our series E preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after May 15, 2016.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $263,900.  Net proceeds from this offering were used to repay amounts outstanding under our revolver credit facility and for general business purposes, including funding acquisitions.

Other comprehensive income includes unrealized gains or losses on the fair value of our interest rate swap agreements, other investments, and foreign currency translation adjustments.  Our interest rate swap agreements qualify as cash flow hedges and convert the floating interest rate on a $175,000 mortgage note payable to a fixed interest rate.  The following is a reconciliation of net income to total comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive income:
Net income	$19,964	$9,998	$66,576	$47,295
Unrealized loss on derivative instrument	(4,119)	(7,941)	(2,074)	(10,815)
Realized gain on sale of investment in available for sale securities	—	—	(18)	—
Foreign currency translation adjustments	11,343	—	15,705	—
Increase in share of investees other comprehensive income	40	—	44	—
Total comprehensive income	$27,228	$2,057	$80,233	$36,480

Note 9.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Australia and certain states despite our REIT status.  During the three and six months ended June 30, 2011, we recognized current tax expense of $499 and $765, respectively, which includes $312 and $476 of foreign taxes, respectively, and $187 and $289 of certain state taxes, respectively.  In addition, during the three and six months ended June 30, 2011, we recognized a deferred tax benefit of $409 and $329, respectively, related to basis differences in our Australian properties.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2011, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate contracts (1)	$(9,030)	$—	$(9,030)	$—

(1)       The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is a part of our interest rate risk.  Although we have not done so as of June 30, 2011 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We may enter into interest rate swaps to manage some of the interest rate risk associated with our floating rate borrowings.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $4,119 and $2,074 during the three and six months ended June 30, 2011, respectively, based primarily on changes in market interest rates.  The fair value of our derivative instruments decreased by $7,941 and $10,815 during the three and six months ended June 30, 2010, respectively, based primarily on changes in market interest rates.  As of June 30, 2011 and December 31, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our consolidated balance sheets totaled ($9,030) and ($6,956), respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, real estate mortgage receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to affiliates.  At June 30, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$163,669	$268,849	$166,388	$266,561
Senior notes and mortgage notes payable	$2,492,769	$2,699,814	$2,462,847	$2,599,075

At June 30, 2011 and December 31, 2010, the fair values of our equity investment in GOV are based on quoted market prices of $27.02 and $26.79, respectively.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, none of our tenants are responsible for more than 3% of our total rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one issuer.

Note 11.  Earnings Per Common Share

As of June 30, 2011, we had 15,180,000 shares of series D cumulative convertible preferred shares that were convertible into 7,298,165 of our common shares.  The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Segment Information

As of June 30, 2011, we owned 279 suburban office properties, 40 Central Business District, or CBD, office properties and 180 industrial & other properties, excluding properties held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. suburban office, CBD office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses.  Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Denver, CO, Metro Chicago, IL, Australia, Metro Washington, DC and Other Markets, which includes properties located elsewhere throughout the United States.  Prior periods have been restated to reflect one office property reclassified to discontinued operations during the third quarter of 2010 and 30 office properties and 25 industrial & other properties reclassified to discontinued operations during the fourth quarter of 2010.  Property level information by geographic segment and property type as of and for the three and six months ended June 30, 2011 and 2010 is as follows:

	As of June 30, 2011				As of June 30, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	620	4,591	—	5,211	619	4,585	—	5,204
Oahu, HI	—	—	17,914	17,914	—	—	17,914	17,914
Metro Denver, CO	789	672	553	2,014	789	672	553	2,014
Metro Chicago, IL	1,361	1,072	104	2,537	730	—	104	834
Australia	—	314	1,440	1,754	—	—	—	—
Metro Washington, DC	1,216	428	—	1,644	1,287	582	—	1,869
Other markets	18,494	7,301	10,598	36,393	16,662	6,389	10,420	33,471
Totals	22,480	14,378	30,609	67,467	20,087	12,228	28,991	61,306

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$1,919	$28,491	$—	$30,410	$2,685	$27,570	$—	$30,255
Oahu, HI	—	—	18,094	18,094	—	—	18,566	18,566
Metro Denver, CO	3,459	5,679	2,166	11,304	3,410	5,372	2,035	10,817
Metro Chicago, IL	8,112	4,079	111	12,302	4,054	—	126	4,180
Australia	—	5,757	3,195	8,952	—	—	—	—
Metro Washington, DC	6,315	3,353	—	9,668	7,351	5,280	—	12,631
Other markets	73,793	41,755	15,903	131,451	65,238	37,401	16,729	119,368
Totals	$93,598	$89,114	$39,469	$222,181	$82,738	$75,623	$37,456	$195,817

Property net operating income:
Metro Philadelphia, PA	$371	$14,808	$—	$15,179	$1,050	$14,136	$—	$15,186
Oahu, HI	—	—	13,802	13,802	—	—	13,750	13,750
Metro Denver, CO	2,786	3,819	1,272	7,877	2,551	3,489	1,185	7,225
Metro Chicago, IL	4,857	2,181	103	7,141	2,649	—	102	2,751
Australia	—	4,615	2,424	7,039	—	—	—	—
Metro Washington, DC	3,878	2,318	—	6,196	4,230	3,574	—	7,804
Other markets	43,228	20,848	10,710	74,786	36,820	18,274	12,655	67,749
Totals	$55,120	$48,589	$28,311	$132,020	$47,300	$39,473	$27,692	$114,465

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Suburban Office	CBD Office	Industrial & Other	Totals	Suburban Office	CBD Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$3,895	$56,610	$—	$60,505	$4,882	$56,245	$—	$61,127
Oahu, HI	—	—	36,682	36,682	—	—	36,343	36,343
Metro Denver, CO	6,949	11,042	4,350	22,341	5,221	10,477	4,109	19,807
Metro Chicago, IL	17,016	4,079	236	21,331	8,545	—	251	8,796
Australia	—	10,928	6,092	17,020	—	—	—	—
Metro Washington, DC	12,203	6,777	—	18,980	14,900	10,371	—	25,271
Other markets	147,522	80,945	31,371	259,838	130,706	75,970	32,876	239,552
Totals	$187,585	$170,381	$78,731	$436,697	$164,254	$153,063	$73,579	$390,896

Property net operating income:
Metro Philadelphia, PA	$787	$29,065	$—	$29,852	$1,747	$28,955	$—	$30,702
Oahu, HI	—	—	27,215	27,215	—	—	27,027	27,027
Metro Denver, CO	5,554	7,319	2,480	15,353	3,626	7,117	2,391	13,134
Metro Chicago, IL	10,126	2,181	213	12,520	5,691	—	201	5,892
Australia	—	9,003	4,424	13,427	—	—	—	—
Metro Washington, DC	7,421	4,927	—	12,348	8,656	7,056	—	15,712
Other markets	83,612	40,726	21,076	145,414	73,868	37,469	24,270	135,607
Totals	$107,500	$93,221	$55,408	$256,129	$93,588	$80,597	$53,889	$228,074

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  Our management also uses NOI to evaluate individual, regional and company wide property level performance.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.  A reconciliation of NOI to net income for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental income	$222,181	$195,817	$436,697	$390,896
Operating expenses	(90,161)	(81,352)	(180,568)	(162,822)
Property net operating income (NOI)	$132,020	$114,465	$256,129	$228,074

Property NOI	$132,020	$114,465	$256,129	$228,074
Depreciation and amortization	(51,973)	(45,233)	(105,814)	(90,673)
General and administrative	(11,618)	(9,554)	(22,569)	(18,804)
Loss on asset impairment	—	(21,491)	—	(21,491)
Acquisition related costs	(2,415)	(1,103)	(5,060)	(1,413)
Operating income	66,014	37,084	122,686	95,693

Interest and other income	392	447	1,062	1,565
Interest expense	(48,200)	(44,659)	(95,614)	(89,524)
Equity in earnings of investees	2,910	2,305	5,622	4,644
Gain on issuance of shares by an equity investee	—	—	—	16,418
Income (loss) from continuing operations before income tax expense	21,116	(4,823)	33,756	28,796
Income tax expense	(90)	(181)	(436)	(363)
Income (loss) from continuing operations	21,026	(5,004)	33,320	28,433
(Loss) income from discontinued operations	(1,062)	3,498	(1,316)	7,358
Gain on sale of properties from discontinued operations	—	—	34,572	—
Income (loss) before gain on sale of properties	19,964	(1,506)	66,576	35,791
Gain on sale of properties	—	11,504	—	11,504
Net income	$19,964	$9,998	$66,576	$47,295

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Related Person Transactions

As discussed in Note 5, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $163,669 and a market value, based on quoted market prices, of $268,849 ($27.02 per share) as of June 30, 2011.  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until the GOV IPO in June 2009 when it became a separate publicly owned entity.  In connection with the GOV IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including 15 properties we sold to GOV during 2010.  Both we and GOV are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV.  As a result, the transactions between us and GOV described above were negotiated and approved by special committees of each company’s board of trustees comprised solely of Independent Trustees who were not also Trustees of the other party to these agreements.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to our business management agreement with RMR, we recognized expenses of $9,188 and $8,689 for the three months ended June 30, 2011 and 2010, respectively, and $17,982 and $17,172 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses and income (loss) from discontinued operations in our condensed consolidated financial statements.  Pursuant to our property management agreement with RMR, we recognized property management and construction supervision fees of $6,856 and $6,926 for the three months ended June 30, 2011 and 2010, respectively, and $13,720 and $13,286 for the six months ended June 30, 2011 and 2010, respectively.  The property management and construction supervision fees are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  At the time of SNH’s spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  In May 2008, we agreed to sell 47 medical office, clinic and biomedical laboratory buildings (approximately 2,161,000 square feet of rental space) to SNH for $562,000, and we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  We also entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase certain additional identified properties (approximately 4,598,000 square feet of rental space) that we owned and which are leased to tenants in medical related businesses in the event that we determine to sell those properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiary which owns those properties.

In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space) which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sales price of $470,000, excluding closing costs.  These properties were subject to the right of first refusal referred to above.  As of January 26, 2011, we had completed the sale of all 27 of these properties.  We continue to own certain properties that remain subject to SNH’s right of first refusal.

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

As of June 30, 2011, we had invested $5,209 in AIC, an insurance company that is owned by RMR and companies to which RMR provides management services.  We own approximately 14.3% of AIC which has a carrying value of $5,202 as of June 30, 2011.  In 2011 and 2010, we, RMR and other owners of AIC purchased property insurance pursuant to a combined program arranged and partially reinsured by AIC.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

For more information about the relationships among us, our Trustees and executive officers, RMR, GOV, SNH, AIC and other companies to which RMR provides management services, and about the risks which may arise from these relationships, please refer to our Annual Report and our other filings with the Securities and Exchange Commission, or the SEC, including the sections captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in our Annual Report, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, or our Quarterly Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 25, 2011 relating to our 2011 Annual Shareholders Meeting, or our Proxy Statement.  Our filings with the SEC, including our Annual Report, our Quarterly Report and our Proxy Statement, are available at the SEC’s website: www.sec.gov.

Note 14.  Subsequent Events

In July 2011, we declared a distribution of $0.50 per common share, or approximately $36,100, to be paid on or about August 25, 2011 to shareholders of record on July 11, 2011.  We also announced a distribution on our series C preferred shares of $0.4453 per share, or $2,672, a distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a distribution on our series E preferred shares of $0.3726 per share, or $4,099, which we expect to pay on or about August 15, 2011 to our preferred shareholders of record as of August 1, 2011.  Other subsequent events have been disclosed within other notes to these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

We primarily own office and industrial buildings in suburban and CBD locations throughout the United States.  We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii and 1.8 million square feet of office and industrial buildings located in Australia.

Property Operations

As of June 30, 2011, 87.5% of our total square feet was leased, compared to 88.0% leased as of June 30, 2010.  These results reflect a 1.3 percentage point decrease in occupancy at properties we owned continuously since January 1, 2010, partially offset by property acquisitions.  Occupancy data for 2011 and 2010 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total properties	499	466	439	439
Total square feet	67,467	61,306	58,523	58,523
Percent leased (3)	87.5%	88.0%	86.7%	88.0%

(1)     Excludes properties classified in discontinued operations as of June 30, 2011.

(2)     Based on properties owned continuously since January 1, 2010, and excludes properties classified in discontinued operations as of June 30, 2011.

(3)     Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

During the three months ended June 30, 2011, we signed lease renewals for 712,000 square feet and new leases for 549,000 square feet, at weighted average rental rates which were 2% above rents previously charged for the same space.  The average lease term for leases signed during the three months ended June 30, 2011 was 6.2 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended June 30, 2011 totaled $19.8 million, or $15.71 per square foot on average (approximately $2.53/sq. ft. per year of the lease term).

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

Approximately 15.3% of our leased square feet and 17.5% of our rents are included in leases scheduled to expire through December 31, 2012.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals and rates are negotiated.  Lease expirations by year, as of June 30, 2011, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2011	3,584	6.1%	6.1%	$55,947	6.0%	6.0%
2012	5,446	9.2%	15.3%	104,822	11.3%	17.3%
2013	5,444	9.2%	24.5%	98,183	10.6%	27.9%
2014	4,642	7.9%	32.4%	73,842	8.0%	35.9%
2015	4,248	7.2%	39.6%	91,940	9.9%	45.8%
2016	5,090	8.6%	48.2%	80,023	8.6%	54.4%
2017	3,080	5.2%	53.4%	81,574	8.8%	63.2%
2018	3,102	5.3%	58.7%	64,752	7.0%	70.2%
2019	3,650	6.2%	64.9%	44,854	4.8%	75.0%
2020	2,762	4.7%	69.6%	70,717	7.6%	82.6%
Thereafter	17,980	30.4%	100.0%	161,746	17.4%	100.0%
	59,028	100.0%		$928,400	100.0%

Weighted average remaining lease term (in years):	8.0			6.1

(1) Square feet is pursuant to signed leases as of June 30, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2) Annualized rental income is rents pursuant to signed leases as of June 30, 2011, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who pay rents monthly in arrears.  As of June 30, 2011, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant			Square Feet (1)	% of Total Square Feet (1)	% of Annualized Rental Income (2)	Expiration
1.	Telstra Corporation Limited		311	0.5%	2.2%	2020
2.	U. S. Government (3)		629	1.1%	1.9%	2011 to 2031
3.	Office Depot, Inc.		651	1.1%	1.9%	2016 and 2023
4.	Expedia, Inc.		357	0.6%	1.8%	2018
5.	PNC Financial Services Group		613	1.0%	1.7%	2012 to 2021
6.	John Wiley & Sons, Inc	.	342	0.6%	1.7%	2017
7.	GlaxoSmithKline plc		608	1.0%	1.6%	2013
8.	Wells Fargo Bank		485	0.8%	1.4%	2011 to 2022
9.	The Bank of New York Mellon Corp.		393	0.7%	1.2%	2011 to 2021
10.	Jones Day (law firm)		407	0.7%	1.2%	2012 and 2019
11.	Ballard Spahr Andrews & Ingersoll (law firm)		269	0.5%	1.1%	2012 and 2015
12.	Flextronics International Ltd.		894	1.5%	1.0%	2014
13.	JDA Software Group, Inc.		283	0.5%	1.0%	2012
14.	ING		410	0.7%	1.0%	2011 and 2018
	Total		6,652	11.3%	20.7%

(1)

Square feet is pursuant to signed leases as of June 30, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)

Annualized rental income is rents pursuant to signed leases as of June 30, 2011, plus estimated expense reimbursements. Includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)	Including our 24.6% pro rata ownership of GOV as of June 30, 2011, the U.S. Government represents 2,020 square feet, or 3.3% of total square feet, and 5.2% of total rental income.

Investment Activities

Since January 1, 2011, we have acquired 20 office properties with a combined 4,039,000 square feet for an aggregate purchase price of $652.9 million, including the assumption of $56.2 million of mortgage debt and excluding closing costs.  At the time of acquisition, these properties were 90.4% leased for a weighted average (by rents) term of 8.6 years and at rents which yielded approximately 9.3% of the aggregate gross purchase price, based on estimated annual NOI, which we define as GAAP rental income less property operating expenses, on the date of closing.

Since January 1, 2011, we have sold seven office and industrial properties with a combined 838,000 square feet for $98.1 million, excluding closing costs, and recognized net gains of approximately $34.6 million.  Included in these sales was a portfolio transaction involving an affiliated company:

•                  In November 2010, we entered into various purchase and sale agreements to sell 27 properties, which are majority leased as medical office, clinic and biotech laboratory buildings, to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95.9 million, excluding closing costs, and recognized gains totaling $34.7 million.  SNH has continuing rights of first refusal to purchase from us certain additional buildings that are leased to tenants in medical related businesses which we continue to own.

Financing Activities

In March 2011, we repaid at maturity, all $168.2 million of our floating rate senior notes using borrowings under our revolving credit facility.  In June 2011, we repaid at maturity, $29.2 million of 7.435% mortgage debt using cash on hand.

In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265.8 million.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $263.9 million.  Net proceeds from this offering were used to repay amounts outstanding under our revolver credit facility and for general business purposes, including funding acquisitions.

In July 2011, we prepaid at par plus a premium, $23.2 million of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering discussed above.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Rental income	$222,181	$195,817	$26,364	13.5%

Expenses:
Operating expenses	90,161	81,352	8,809	10.8%
Depreciation and amortization	51,973	45,233	6,740	14.9%
General and administrative	11,618	9,554	2,064	21.6%
Loss on asset impairment	—	21,491	(21,491)	(100.0)%
Acquisition related costs	2,415	1,103	1,312	118.9%
Total expenses	156,167	158,733	(2,566)	(1.6)%

Operating income	66,014	37,084	28,930	78.0%

Interest and other income	392	447	(55)	(12.3)%
Interest expense	(48,200)	(44,659)	3,541	7.9%
Equity in earnings of investees	2,910	2,305	605	26.2%
Income (loss) from continuing operations before income tax expense	21,116	(4,823)	25,939	537.8%
Income tax expense	(90)	(181)	(91)	(50.3)%
Income (loss) from continuing operations	21,026	(5,004)	26,030	520.2%
Discontinued operations:
(Loss) income from discontinued operations	(1,062)	3,498	(4,560)	(130.4)%
Income (loss) before gain on sale of properties	19,964	(1,506)	21,470	1,425.6%
Gain on sale of properties	—	11,504	(11,504)	(100.0)%
Net income	19,964	9,998	9,966	99.7%
Preferred distributions	(10,500)	(12,667)	(2,167)	(17.1)%
Net income (loss) available for common shareholders	$9,464	$(2,669)	$12,133	454.6%

Weighted average common shares outstanding — basic	72,144	64,595	7,549	11.7%

Weighted average common shares outstanding — diluted	79,442	71,893	7,549	10.5%

Basic and diluted earnings per common share:
Income (loss) from continuing operations available for common shareholders	$0.15	$(0.10)	$0.25	250.0%
(Loss) income from discontinued operations	$(0.01)	$0.05	$(0.06)	120.0%
Net income (loss) available for common shareholders	$0.13	$(0.04)	$0.17	425.0%

Calculation of Funds from Operations, or FFO, and Normalized FFO

	Three Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
Calculation of FFO (1):
Net income	$19,964	$9,998
Plus: depreciation and amortization from continuing operations	51,973	45,233
Plus: depreciation and amortization from discontinued operations	—	4,425
Plus: FFO from investees	4,966	3,953
Less: gain on sale of properties	—	(11,504)
Less: equity in earnings of investees	(2,910)	(2,305)
FFO	73,993	49,800
Less: preferred distributions	(10,500)	(12,667)
FFO available for common shareholders	$63,493	$37,133

Calculation of Normalized FFO (1):
FFO	$73,993	$49,800
Plus: acquisition related costs (2)	2,415	1,103
Plus: loss on asset impairment	—	21,491
Plus: normalized FFO from investees	5,214	4,429
Plus: average minimum rent from direct financing lease	329	—
Less: FFO from investees	(4,966)	(3,953)
Less: interest earned from direct financing lease	(450)	—
Normalized FFO	76,535	72,870
Less: preferred distributions	(10,500)	(12,667)
Normalized FFO available for common shareholders	$66,035	$60,203

Per common share:
FFO available for common shareholders — basic	$0.88	$0.57
FFO available for common shareholders — diluted	$0.88	$0.57
Normalized FFO available for common shareholders — basic	$0.92	$0.93
Normalized FFO available for common shareholders — diluted	$0.91	$0.92

(1)       We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization and FFO from equity investees.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs as described in Note 2 below, gains from issuance of shares by equity investees, loss on asset impairment, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because, by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of our operating performances between historical periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees in determining the amount of distributions to shareholders.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than us.

(2)       Represents costs associated with acquisitions, including costs that are expensed pursuant to the Business Combinations Topic of the FASB Accounting Standards CodificationTM.

Rental income.  Rental income increased for the three months ended June 30, 2011, compared to the same period in 2010, primarily due to an increase in rental income from our Other Markets, Australia and Metro Chicago, IL segments, offset by a decrease in rental income from our Metro Washington, DC segment, as described in the segment information note to our consolidated financial statements appearing above in this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 60 properties in 2010 and 2011, offset by a decrease in rental income from the sale of 15 properties to GOV in 2010 and the decline in occupancy.  Rental income from our Other Markets segment increased $12.1 million, or 10.1%, primarily reflecting the acquisition of 39 properties during 2010 and 2011, offset by a decrease in rental income resulting from the sale of 13 properties to GOV in 2010 and the decline in occupancy primarily from properties we owned continuously since April 1, 2010.  Rental income from our Australia segment totaling $9.0 million reflects our acquisition of 11 properties during 2010.  Rental income from our Metro Chicago, IL segment increased by $8.1 million, or 194.3%, primarily reflecting the acquisition of three properties in 2010 and 2011.  Rental income from our Metro Washington, DC segment decreased by $3.0 million, or 23.5%, primarily reflecting the sale of two properties to GOV in 2010, offset by an increase in rental income from six properties acquired during 2010 and 2011.  Rental income includes non-cash straight line rent adjustments totaling $8.7 million in 2011 and $2.1 million in 2010 and amortization of acquired real estate leases and obligations totaling ($1.7) million in 2011 and ($1.5) million in 2010.  Rental income also includes lease termination fees totaling $478,000 in 2011 and $119,000 in 2010.

Total expenses.  The decrease in total expenses primarily reflects the sale of 15 properties to GOV and the loss on asset impairment recorded during 2010 from the write down to estimated fair value for four of those properties, offset by the acquisition of properties during 2010 and 2011.

Interest expense.  The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010 and the increase in floating rates on our revolving credit facility, offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, $20.0 million of 8.625% unsecured senior notes in October 2010, and $29.2 million of 7.435% mortgage debt in June 2011.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings (loss) from AIC and from GOV.  The increase in earnings of investees primarily reflects an increase in earnings from our ownership interest in GOV.

(Loss) income from discontinued operations.  (Loss) income from discontinued operations reflects operating results from five office properties and two industrial properties sold in 2011, 20 office properties and three industrial properties sold in 2010, and seven office properties and 20 industrial & other properties classified as held for sale as of June 30, 2011.  The properties sold to GOV during 2010 are not considered discontinued operations because of our continuing ownership of GOV.

Gain on sale of properties.  Net sales proceeds and net gains from the sale of three office properties to GOV in 2010, were $40.4 million and $11.5 million, respectively.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the loss on asset impairment less gains on the sale of properties to GOV in 2010, and income from acquisitions made during 2010 and 2011, offset by a decrease in rents from properties sold in 2010 and 2011, an increase in interest expense and the decline in occupancy in 2011.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions primarily reflects the redemption of our 8 ¾% series B preferred shares in October 2010, partially offset by preferred distributions from the issuance of 11,000,000 shares of 7 ¼% series E preferred shares in June 2011.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding reflects 7,500,000 common shares issued in September 2010.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Rental income	$436,697	$390,896	$45,801	11.7%

Expenses:
Operating expenses	180,568	162,822	17,746	10.9%
Depreciation and amortization	105,814	90,673	15,141	16.7%
General and administrative	22,569	18,804	3,765	20.0%
Loss on asset impairment	—	21,491	(21,491)	(100.0)%
Acquisition related costs	5,060	1,413	3,647	258.1%
Total expenses	314,011	295,203	18,808	6.4%

Operating income	122,686	95,693	26,993	28.2%

Interest and other income	1,062	1,565	(503)	(32.1)%
Interest expense	(95,614)	(89,524)	6,090	(6.8)%
Equity in earnings of investees	5,622	4,644	978	21.1%
Gain on issuance of shares by an equity investee	—	16,418	(16,418)	(100.0)%
Income from continuing operations before income tax expense	33,756	28,796	4,960	17.2%
Income tax expense	(436)	(363)	73	20.1%
Income from continuing operations	33,320	28,433	4,887	17.2%
Discontinued operations:
(Loss) income from discontinued operations	(1,316)	7,358	(8,674)	(117.9)%
Gain on sale of properties from discontinued operations	34,572	—	34,572	100.0%
Income before gain on sale of properties	66,576	35,791	30,785	86.0%
Gain on sale of properties	—	11,504	(11,504)	(100.0)%
Net income	66,576	47,295	19,281	40.8%
Preferred distributions	(19,339)	(25,334)	(5,995)	(23.7)%
Net income available for common shareholders	$47,237	$21,961	$25,276	115.1%

Weighted average common shares outstanding — basic	72,142	60,685	11,457	18.9%

Weighted average common shares outstanding — diluted	79,440	67,983	11,457	16.9%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.19	$0.24	$(0.05)	(20.8)%
Income from discontinued operations	$0.46	$0.12	$0.34	283.3%
Net income available for common shareholders	$0.65	$0.36	$0.29	80.6%

Calculation of FFO and Normalized FFO

	Six Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
Calculation of FFO (1):
Net income	$66,576	$47,295
Plus: depreciation and amortization from continuing operations	105,814	90,673
Plus: depreciation and amortization from discontinued operations	—	8,765
Plus: FFO from investees	9,558	7,758
Less: gain on sale of properties	—	(11,504)
Less: gain on sale of properties from discontinued operations	(34,572)	—
Less: equity in earnings of investees	(5,622)	(4,644)
FFO	141,754	138,343
Less: preferred distributions	(19,339)	(25,334)
FFO available for common shareholders	$122,415	$113,009

Calculation of Normalized FFO (1):
FFO	$141,754	$138,343
Plus: acquisition related costs (2)	5,060	1,413
Plus: loss on asset impairment	—	21,491
Plus: normalized FFO from investees	10,033	8,424
Plus: average minimum rent from direct financing lease	439	—
Less: FFO from investees	(9,558)	(7,758)
Less: interest earned from direct financing lease	(604)	—
Less: gain on issuance of shares by an equity investee	—	(16,418)
Normalized FFO	147,124	145,495
Less: preferred distributions	(19,339)	(25,334)
Normalized FFO available for common shareholders	$127,785	$120,161

Per common share:
FFO available for common shareholders — basic	$1.70	$1.86
FFO available for common shareholders — diluted	$1.70	$1.84
Normalized FFO available for common shareholders — basic	$1.77	$1.98
Normalized FFO available for common shareholders — diluted	$1.76	$1.95

(1)       We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by NAREIT which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization and FFO from equity investees.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs as described in Note 2 below, gains from issuance of shares by equity investees, loss on asset impairment, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because, by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of our operating performances between historical periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees in determining the amount of distributions to shareholders.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than us.

(2)       Represents costs associated with acquisitions, including costs that are expensed pursuant to the Business Combinations Topic of the FASB Accounting Standards CodificationTM.

Rental income.  Rental income increased for the six months ended June 30, 2011, compared to the same period in 2010, primarily due to an increase in rental income from our Other Markets, Australia, Metro Chicago, IL and Metro Denver, CO segments, offset by a decrease in rental income from our Metro Washington, DC segment, as described in the segment information note to our consolidated financial statements appearing above in this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 60 properties in 2010 and 2011, offset by a decrease in rental income from the sale of 15 properties to GOV in 2010 and the decline in occupancy.  Rental income from our Other Markets segment increased $20.3 million, or 8.5%, primarily reflecting the acquisition of 39 properties during 2010 and 2011, offset by a decrease in rental income resulting from the sale of 13 properties to GOV in 2010 and the decline in occupancy primarily from properties we owned continuously since January 1, 2010.  Rental income from our Australia segment totaling $17.0 million reflects our acquisition of 11 properties during 2010.  Rental income from our Metro Chicago, IL segment increased by $12.5 million, or 142.5%, primarily reflecting the acquisition of two properties in 2010 and one property in 2011.  Rental income from our Metro Denver, CO segment increased by $2.5 million, or 12.8%, primarily reflecting the acquisition of one property in 2010.  Rental income from our Metro Washington, DC segment decreased by $6.3 million, or 24.9%, primarily reflecting the sale of two properties to GOV in 2010, offset by an increase in rental income from two properties acquired during 2010 and four properties acquired during 2011.  Rental income includes non-cash straight line rent adjustments totaling $16.0 million in 2011 and $4.4 million in 2010 and amortization of acquired real estate leases and obligations totaling ($3.1) million in 2011 and ($3.0) million in 2010.  Rental income also includes lease termination fees totaling $1.7 million in 2011 and $1.3 million in 2010.

Total expenses.  The increase in total expenses primarily reflects the acquisition of properties during 2010 and 2011, offset by the sale of 15 properties to GOV and the loss on asset impairment recorded during 2010 from the write down to estimated fair value for four of those properties.  The increase in acquisition related costs reflects costs associated with the acquisition of 19 properties during 2011.

Interest expense.  The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010 and the increase in floating rates on our revolving credit facility, offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, $20.0 million of 8.625% unsecured senior notes in October 2010, and $29.2 million of 7.435% mortgage debt in June 2011.

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

(Loss) income from discontinued operations.  (Loss) income from discontinued operations reflects operating results from five office properties and two industrial properties sold in 2011, 20 office properties and three industrial properties sold in 2010, and seven office properties and 20 industrial & other properties classified as held for sale as of June 30, 2011.  The properties sold to GOV during 2010 are not considered discontinued operations because of our continuing ownership of GOV.

Gain on sale of properties from discontinued operations.  Net sales proceeds and net gains from the sale of five office properties and two industrial properties in 2011 were $97.4 million and $34.6 million, respectively.

Gain on sale of properties.  Net sales proceeds and net gains from the sale of three office properties to GOV in 2010, were $40.4 million and $11.5 million, respectively.

Net income and net income available for common shareholders.  The increase in net income and net income available for common shareholders is due primarily to the net gain recognized on all properties sold in 2011 compared to 2010, the loss on asset impairment in 2010 and income from acquisitions made during 2010 and 2011, offset by a decrease in rents from properties sold in 2010 and 2011, an increase in interest expense, the decline in occupancy in 2011 and the gain on issuance of common shares by GOV in 2010.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions primarily reflects the redemption of our 8 ¾% series B preferred shares in October 2010, partially offset by preferred distributions from the issuance of 11,000,000 shares of 7 ¼% series E preferred shares in June 2011.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding reflects 16,125,000 common shares issued in March and September 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to pay operating expenses, debt obligations and distributions on our common and preferred shares is rental income from our properties and distributions from our equity investment in GOV.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our:

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

Cash flows provided by (used in) operating, investing and financing activities were $139.1 million, ($484.8) million and $206.1 million, respectively, for the six months ended June 30, 2011, and $136.2 million, ($161.8) million and $40.9 million, respectively, for the six months ended June 30, 2010.  Changes in all three categories between 2011 and 2010 are primarily related to property acquisitions and sales, borrowings and repayments on debt and net proceeds received from the issuance of 11,000,000 of our series E preferred shares during 2011 and 8,625,000 of our common shares during 2010.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  Our credit facility matures on August 8, 2013 and includes a conditional option for us to extend the facility for one year to August 8, 2014.  At June 30, 2011, $230.0 million was outstanding and $520.0 million was available under our revolving credit facility.  We also had cash and cash equivalents of $55.0 million.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

As of August 3, 2011, there was $40.0 million outstanding and $710.0 million available under our revolving credit facility.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2011 were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating Rate	Fixed	Fixed			Average
Year	Debt	Rate Debt	Rate Debt		Total (2)	Interest Rate
2011	$—	$—	$2,532		$2,532	6.4%
2012	—	150,680	37,194		187,874	7.1%
2013	230,000	190,980	6,073		427,053	4.2%
2014	—	244,655	18,187		262,842	5.7%
2015	400,000	436,000	21,919		857,919	4.3%
2016	—	400,000	59,768		459,768	6.2%
2017	—	250,000	46,214		296,214	6.2%
2018	—	250,000	5,283		255,283	6.6%
2019	—	125,000	166,359	(1)	291,359	6.5%
2020	—	250,000	3,320		253,320	5.9%
Thereafter	—	—	14,815		14,815	6.0%
	$630,000	$2,297,315	$381,664		$3,308,979	5.5%

(1)

We have a mortgage loan for $175.0 million secured by one property located in Philadelphia, PA that matures in 2019. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 with a cash flow hedge that sets the rate at approximately 5.66% per year.

(2)	Total debt as of June 30, 2011, net of unamortized premiums and discounts, was $3,297,769.

In March 2011, we repaid at maturity, all $168.2 million of our floating rate senior notes using borrowings under our revolving credit facility.  In June 2011, we repaid at maturity, $29.2 million of 7.435% mortgage debt using cash on hand.  In July 2011, we prepaid at par plus a premium, $23.2 million of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering completed in July.

In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265.8 million.  In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $263.9 million.  Net proceeds from these offerings were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

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

During the six months ended June 30, 2011, we received cash distributions totaling $8.3 million from GOV.  At June 30, 2011, we owned 9,950,000, or 24.6%, of the common shares of beneficial interest of GOV with a carrying value of $163.7 million and a market value, based on quoted market prices, of $268.8 million ($27.02 per share).  In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per share, raising net proceeds of approximately $157.7 million and reducing our ownership percentage from 24.6% prior to this transaction to 21.2% after this transaction.  GOV has granted the underwriters an option to purchase up to an additional 975,000 common shares of beneficial interest to cover overallotments, if any.  If the underwriters exercise their overallotment option in full, we will beneficially own approximately 20.7% of GOV’s common shares of beneficial interest.

Since January 1, 2011, we acquired 20 properties with a combined 4,039,000 square feet for an aggregate purchase price of $652.9 million, including the assumption of $56.2 million of mortgage debt and excluding closing costs, using cash on hand, borrowings under our revolving credit facility and proceeds from property sales.  We also have agreements to acquire four additional properties with a combined 2,935,000 square feet for an aggregate purchase price of $531.1 million, including the assumption of $265.0 million of mortgage debt and excluding closing costs.  Details of these transactions are as follows:

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

In May 2011, we acquired an office property located in Chicago, IL with 1,070,388 square feet.  This property is 85% leased to 60 tenants for a weighted (by rents) average lease term of 6.6 years.  The purchase price was $162.2 million, excluding closing costs.

In June 2011, we acquired four office properties located in Stafford, VA with a combined 149,023 square feet.  These properties are 100% leased to ten tenants for a weighted (by rents) average lease term of 1.7 years.  The aggregate purchase price was $25.7 million, including the assumption of $15.0 million of mortgage debt and excluding closing costs.

In June 2011, we acquired four office properties located in Folsom, CA with a combined 269,254 square feet.  These properties are 93% leased to nine tenants for a weighted (by rents) average lease term of 3.6 years.  The aggregate purchase price was $46.3 million, including the assumption of $41.3 million of mortgage debt and excluding closing costs.

In July 2011, we acquired an office property located in Birmingham, AL with 514,893 square feet.  This property is 76% leased to 14 tenants for a weighted (by rents) average lease term of 8.7 years.  The purchase price was $68.5 million, excluding closing costs.

In May 2011, we entered a purchase and sale agreement to acquire two office properties located in Chicago, IL with a combined 1,571,386 square feet.  These properties are 97% leased to 49 tenants for a weighted (by rents) average lease term of 8.4 years.  The aggregate purchase price is $390.0 million, including the assumption of $265.0 million of mortgage debt and excluding closing costs.  We expect to acquire these properties during the third quarter of 2011; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and no assurance can be given that we will acquire these properties in that time period or at all.

In July 2011, we entered a purchase and sale agreement to acquire an office property located in New Orleans, LA with 1,256,991 square feet.  This property is 88% leased to 61 tenants for a weighted (by rents) average lease term of 5.0 years.  The purchase price is $107.0 million, excluding closing costs.  We expect to acquire this property during the third quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that we will acquire this property in that time period or at all.

In July 2011, we entered a purchase and sale agreement to acquire an office property located in Portland, OR with 106,658 square feet.  This property is 100% leased to one tenant for a lease term of 10.8 years.  The purchase price is $34.1 million, excluding closing costs.  We expect to acquire this property during the third quarter of 2011; however, this acquisition is subject to customary closing conditions and no assurance can be given that we will acquire this property in that time period or at all.

In November 2010, we entered into various purchase and sale agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for aggregate sales prices of $95.9 million, excluding closing costs, and we recognized gains totaling $34.7 million.  SNH has continuing rights of first refusal to purchase from us certain additional buildings that are majority leased to tenants in medical related businesses which we continue to own.  Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH’s boards of trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

In February 2011, we sold an industrial property located in Adairsville, GA, with 101,400 square feet for $2.3 million, excluding closing costs, and recognized a loss of $94,000.

As of June 30, 2011, we had seven office properties with a combined 1,054,000 square feet and 20 industrial & other properties with a combined 1,835,000 square feet classified as held for sale in our consolidated balance sheet.  We continue to actively market these properties for sale and expect to sell them within the next year; however, we can provide no assurance that we will receive acceptable offers to purchase these properties or that we will sell them.

During the three and six months ended June 30, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Tenant improvements	$15,562	$7,950	$24,725	$15,162
Leasing costs (1)	5,024	4,788	9,865	9,152
Building improvements (2)	3,701	943	5,642	1,703
Development and redevelopment activities (3)	7,915	7,392	9,548	8,071

(1)	Leasing costs generally include leasing commissions and legal and other leasing costs.
(2)	Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.
(3)	Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures in connection with leasing space during the three months ended June 30, 2011, were as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the period	549	712	1,261
Total commitments for tenant improvements and leasing costs	$12,723	$7,083	$19,806
Leasing costs per square foot (whole dollars)	$23.17	$9.95	$15.71
Average lease term (years)	6.9	5.7	6.2
Leasing costs per square foot per year (whole dollars)	$3.36	$1.75	$2.53

(1)  Excludes properties classified in discontinued operations.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of June 30, 2011, other than the cash flow hedge on a $175.0 million mortgage loan described in Notes 8 and 10 of the notes to our condensed consolidated financial statements and under “Our Investment and Financing Liquidity and Resources” appearing above.  None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our principal debt obligations at June 30, 2011, were our unsecured revolving credit facility, our unsecured term loan and our $2.3 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2011, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility and term loan agreements.

In addition to our unsecured debt obligations, we had $380.6 million (net of discounts) of mortgage notes outstanding at June 30, 2011.

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

Related Person Transactions

As discussed above, we own 9,950,000, or approximately 24.6%, of the common shares of beneficial interest of GOV, with a carrying value of $163.7 million and a market value, based on quoted market prices, of $268.8 million ($27.02 per share) as of June 30, 2011.  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its IPO in June 2009 when it became a separate publicly owned entity.  In connection with GOV’s IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including 15 properties we sold to GOV during 2010.  Both we and GOV are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and GOV.  As a result, the transactions between us and GOV described above were negotiated and approved by special committees of each company’s board of trustees comprised solely of Independent Trustees who were not also Trustees of the other party to these agreements.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as extended and amended.  Our fees to RMR under these agreements were $16.0 million and $15.6 million for the three months ended June 30, 2011 and 2010, respectively, and $31.7 million and $30.5 million for the six months ended June 30, 2011 and 2010, respectively.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  At the time of SNH’s spin off, we and SNH entered into a transaction agreement which, among other things, prohibited SNH from purchasing medical office, clinic and biotech laboratory buildings.  In May 2008, we agreed to sell 47 medical office, clinic and biomedical laboratory buildings (approximately 2,161,000 square feet of rental space) to SNH for $562.0 million, and we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  We also entered into a right of first refusal agreement under which we granted SNH a right of first refusal to purchase from us certain additional identified properties (approximately 4,598,000 square feet of rental space) that we owned and which are leased to tenants in medical related businesses in the event that we determine to sell those properties or in the event of an indirect sale as a result of a change of control of us or a change of control of our subsidiary which owns those properties.

In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space) which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  These properties were subject to the right of first refusal referred to above.  As of January 26, 2011, we had completed the sale of all 27 of these properties.  We continue to own certain properties that remain subject to SNH’s right of first refusal.

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

We, RMR, GOV, SNH and other companies to which RMR provides management services each currently owns approximately 14.3% of AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.   RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of June 30, 2011, we have invested $5.2 million in AIC since its formation in November 2008.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment on our condensed consolidated balance sheets in equity investments at $5.2 million and $5.1 million as of June 30, 2011 and December 31, 2010, respectively.  During the three months ended June 30, 2011 and 2010, we recognized earnings (losses) of $46,000 and ($24,000), respectively; and $83,000 and ($52,000) for the six months ended June 30, 2011 and 2010, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2011 and 2010 were approximately $5.5 million and $5.3 million, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about the relationships among us, our Trustees and executive officers, RMR, GOV, SNH, AIC and other companies to which RMR provides management services, and about the risks which may arise from these relationships, please refer to our Annual Report and our other filings with the SEC, including the sections captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in our Annual Report, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, or our Quarterly Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  Our filings with the SEC, including our Annual Report, our Quarterly Report and our Proxy Statement, are available at the SEC’s website: www.sec.gov.

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

At June 30, 2011, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

No principal repayments are due under the unsecured senior notes until maturity.

Amount	Coupon		Maturity
Secured notes:

$5.6 million	7.310%		2012
$23.2 million	8.050	%(1)	2012
$4.7 million	6.000%		2012
$12.8 million	4.950%		2014
$8.7 million	5.990%		2015
$9.4 million	5.780%		2015
$8.0 million	5.760%		2016
$41.6 million	6.030%		2016
$12.0 million	7.360%		2016
$41.3 million	5.670%		2017
$175.0 million	2.825	%(2)	2019
$4.2 million	6.750%		2022
$14.0 million	6.140%		2023
$8.2 million	5.710%		2026
$13.2 million	6.060%		2027

(1)    This loan was prepaid in July 2011.

(2)    Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%.  The coupon rate represents the floating interest rate at June 30, 2011.

Our secured notes are collateralized by 22 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.  We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 5.3% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2011.  As of June 30, 2011, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our consolidated balance sheet totaled ($9.0) million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at June 30, 2011, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $16.7 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at June 30, 2011, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $53 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date, and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior unsecured notes are publicly traded.  We have in the past and may in the future occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

Although we have no present plans to do so, we may in the future enter other hedge arrangements to mitigate our exposure to changes in interest rates.

At June 30, 2011, $230.0 million was outstanding and $520.0 million was available for drawing under our unsecured revolving credit facility, and we had $400.0 million of floating rate term debt outstanding. Our revolving credit facility matures in August 2013 and includes a conditional option for us to extend the maturity by one year to August 2014. Repayments under our revolving credit facility may be made at any time without penalty. Our $400.0 million term loan matures in December 2015 and may be prepaid without penalty beginning December 16, 2012. We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. The weighted average interest rate payable on our revolving credit facility and term loan was 2.2% during the six months ended June 30, 2011. A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At June 30, 2011	2.2%	$630,000	$13,860
10% reduction	2.0%	$630,000	$12,600
10% increase	2.4%	$630,000	$15,120

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility or other floating rate debt.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At June 30, 2011 and at August 3, 2011, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  We do not believe a 10% change in foreign currency exchange rates used to convert our 2011 Australian operating results to U.S. dollars would be material to our current year consolidated earnings.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, SNH, AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  OUR PENDING ACQUISITIONS ARE CONTINGENT UPON OUR COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CLOSING CONDITIONS.  ACCORDINGLY, SOME OR ALL OF THESE PURCHASES MAY BE DELAYED OR MAY NOT OCCUR,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS THAT EXCEED OUR COST OF CAPITAL. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE, AND

•                  THE DISTRIBUTIONS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC WEBSITE, WWW.SEC.GOV.

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

Part II.        Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on May 10, 2011, pursuant to our equity compensation plan, we granted an aggregate of 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $26.57 per common share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

3.1	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2011)

4.1	Form of 7 ¼% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2011)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 12, 2011)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: August 8, 2011

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 8, 2011