Form 10-Q
period 2011-09-30
CommonWealth REIT
filed 2011-11-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 2, 2011: 83,721,736.

COMMONWEALTH REIT

FORM 10-Q

September 30, 2011

References in this Form 10-Q to “we”, “us” and “our” refers to CommonWealth REIT and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$1,445,301	$1,339,133
Buildings and improvements	5,746,893	5,018,125
	7,192,194	6,357,258
Accumulated depreciation	(932,293)	(850,261)
	6,259,901	5,506,997
Properties held for sale	43,573	114,426
Acquired real estate leases, net	360,293	233,913
Equity investments	178,652	171,464
Cash and cash equivalents	210,673	194,040
Restricted cash	10,102	5,082
Rents receivable, net of allowance for doubtful accounts of $12,421 and $12,550, respectively	212,737	191,237
Other assets, net	182,259	171,380
Total assets	$7,458,190	$6,588,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$235,000	$—
Senior unsecured debt, net	2,687,600	2,854,540
Mortgage notes payable, net	633,935	351,526
Liabilities related to properties held for sale	463	1,492
Accounts payable and accrued expenses	148,525	123,842
Assumed real estate lease obligations, net	72,619	65,940
Rent collected in advance	35,593	27,988
Security deposits	23,710	22,523
Due to related persons	28,448	8,998
Total liabilities	3,865,893	3,456,849

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable since February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $275,000	265,391	—
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 83,721,736 and 72,138,686 shares issued and outstanding, respectively	837	721
Additional paid in capital	3,613,828	3,348,849
Cumulative net income	2,467,448	2,372,337
Cumulative other comprehensive (loss) income	(21,489)	4,706
Cumulative common distributions	(2,784,169)	(2,675,956)
Cumulative preferred distributions	(462,834)	(432,252)
Total shareholders’ equity	3,592,297	3,131,690
Total liabilities and shareholders’ equity	$7,458,190	$6,588,539

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$238,790	$193,059	$662,596	$572,205

Expenses:
Operating expenses	100,912	83,023	275,760	240,280
Depreciation and amortization	56,389	42,794	159,072	130,560
General and administrative	11,450	9,704	33,559	28,081
Loss on asset impairment	—	—	—	21,491
Acquisition related costs	4,805	1,559	9,722	2,965
Total expenses	173,556	137,080	478,113	423,377

Operating income	65,234	55,979	184,483	148,828

Interest and other income	369	571	1,428	2,134
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $1,515, $1,784, $5,467 and $5,260, respectively)	(49,423)	(44,192)	(145,037)	(133,716)
Gain (loss) on early extinguishment of debt	310	(796)	310	(796)
Equity in earnings of investees	2,768	1,999	8,390	6,643
Gain on issuance of shares by an equity investee	11,177	18,390	11,177	34,808
Income from continuing operations before income tax expense	30,435	31,951	60,751	57,901
Income tax (expense) benefit	(307)	34	(743)	(329)
Income from continuing operations	30,128	31,985	60,008	57,572
Discontinued operations:
Income from discontinued operations	653	6,673	2,777	16,877
Loss on asset impairment from discontinued operations	(9,247)	—	(9,247)	—
Loss on early extinguishment of debt from discontinued operations	—	(248)	—	(248)
Gain on sale of properties from discontinued operations	7,001	4,568	41,573	4,568
Income before gain on sale of properties	28,535	42,978	95,111	78,769
Gain on sale of properties	—	22,832	—	34,336
Net income	28,535	65,810	95,111	113,105
Preferred distributions	(13,823)	(12,667)	(33,162)	(38,001)
Net income available for common shareholders	$14,712	$53,143	$61,949	$75,104

Weighted average common shares outstanding – basic	81,536	65,173	75,307	62,198

Weighted average common shares outstanding – diluted	88,834	72,471	82,605	69,496

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.20	$0.65	$0.36	$0.87
(Loss) income from discontinued operations	$(0.02)	$0.17	$0.47	$0.34
Net income available for common shareholders	$0.18	$0.82	$0.82	$1.21

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$95,111	$113,105
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	123,324	117,575
Net amortization of debt discounts, premiums and deferred financing fees	5,467	5,644
Amortization of acquired real estate leases	33,654	23,420
Other amortization	12,186	12,216
Loss on asset impairment	9,247	21,491
(Gain) loss on early extinguishment of debt	(310)	1,044
Equity in earnings of investees	(8,390)	(6,643)
Gain on issuance of shares by an equity investee	(11,177)	(34,808)
Distributions of earnings from investees	8,279	6,660
Gain on sale of properties	(41,573)	(38,904)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(5,020)	5,808
Increase in rents receivable and other assets	(56,972)	(36,581)
Increase (decrease) in accounts payable and accrued expenses	15,356	(10,951)
Increase in rent collected in advance	6,667	2,049
Increase (decrease) in security deposits	2,072	(59)
Increase in due to related persons	18,271	17,293
Cash provided by operating activities	206,192	198,359

Cash flows from investing activities:
Real estate acquisitions and improvements	(829,520)	(406,983)
Investment in direct financing lease, net	(38,635)	—
Principal payments received from direct financing lease	3,643	—
Principal payments received from real estate mortgage receivable	8,183	—
Proceeds from investment in marketable pass through certificates	—	8,000
Proceeds from sale of properties, net	263,170	230,911
Distributions in excess of earnings from investees	4,159	5,379
Investment in Affiliates Insurance Company	—	(75)
Increase in restricted cash	—	(1,221)
Cash used in investing activities	(589,000)	(163,989)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	264,056	430,778
Proceeds from issuance of preferred shares, net	265,391	—
Proceeds from borrowings	750,000	1,148,632
Payments on borrowings	(738,904)	(1,317,027)
Deferred financing fees	(853)	(9,565)
Distributions to common shareholders	(108,213)	(90,168)
Distributions to preferred shareholders	(30,582)	(38,001)
Purchase of noncontrolling equity interest	—	(2,500)
Cash provided by financing activities	400,895	122,149

Effect of exchange rate changes on cash	(1,454)	—

Increase in cash and cash equivalents	16,633	156,519
Cash and cash equivalents at beginning of period	194,040	18,204
Cash and cash equivalents at end of period	$210,673	$174,723

See accompanying notes

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental cash flow information:
Interest paid	$151,259	$142,311
Taxes paid	403	543

Non-cash investing activities:
Real estate acquisitions	$(321,235)	$—
Investment in real estate mortgage receivable	—	(8,288)

Non-cash financing activities:
Issuance of common shares	$1,039	$896
Assumption of mortgage notes payable	321,235	—

See accompanying notes

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT, or CWH, we, us or our, and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts.  Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

Note 2.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this standard to cause any material changes to our condensed consolidated financial statements.

Note 3.  Real Estate Properties

Since January 1, 2011, we acquired 23 properties with 6,806,615 square feet for an aggregate purchase price of $1,144,852, including the assumption of $321,235 of mortgage debt and excluding closing costs, and we sold 20 properties with approximately 2,148,000 square feet for an aggregate sale price of $265,145, excluding closing costs.  We also funded $65,176 of improvements to our owned properties during the nine months ended September 30, 2011.  In addition, we have entered into agreements to acquire two properties with a combined 1,891,243 square feet for an aggregate purchase price of $249,600, including the assumption of approximately $148,000 of mortgage debt and excluding closing costs.  We have also entered an agreement to sell 16 properties with approximately 570,000 combined square feet for $6,500, excluding closing costs.  Details of our completed and pending acquisitions and sales during 2011 are as follows:

Property Acquisitions:

In January 2011, we acquired three office properties located in Boca Raton, FL with a combined 639,830 square feet.  The aggregate purchase price was $171,000, excluding closing costs.  We allocated $15,900 to land, $129,790 to buildings and improvements and $25,310 to acquired real estate leases.

Also in January 2011, we acquired an office property located in Columbia, SC with 115,028 square feet.  The purchase price was $12,025, excluding closing costs.  We allocated $1,180 to land, $8,886 to buildings and improvements, $2,072 to acquired real estate leases and $113 to assumed real estate lease obligations.

Also in January 2011, we acquired an office property located in Chelmsford, MA with 98,048 square feet.  The purchase price was $10,000, excluding closing costs.  We allocated $1,410 to land, $7,322 to buildings and improvements, $1,711 to acquired real estate leases and $443 to assumed real estate lease obligations.

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

Also in June 2011, we acquired four office properties located in Folsom, CA with a combined 269,254 square feet.  The aggregate purchase price was $46,300, including the assumption of $41,275 of mortgage debt and excluding closing costs.  We allocated $4,370 to land, $41,748 to buildings and improvements, $3,729 to acquired real estate leases, $262 to assumed real estate lease obligations and $3,285 to premium on mortgage debt.

In July 2011, we acquired an office property located in Birmingham, AL with 514,893 square feet.  The purchase price was $68,500, excluding closing costs.  We allocated $1,740 to land, $49,565 to buildings and improvements, $17,552 to acquired real estate leases and $357 to assumed real estate lease obligations.

In August 2011, we acquired two office properties located in Chicago, IL with a combined 1,510,707 square feet.  The aggregate purchase price was $390,000, including the assumption of $265,000 of mortgage debt and excluding closing costs.  We allocated $34,980 to land, $310,574 to buildings and improvements, $62,016 to acquired real estate leases, $3,899 to assumed real estate lease obligations and $13,671 to premium on mortgage debt.

Also in August 2011, we acquired an office property located in New Orleans, LA with 1,256,991 square feet.  The purchase price was $102,000, excluding closing costs.  We allocated $9,100 to land, $78,540 to buildings and improvements, $17,743 to acquired real estate leases and $3,383 to assumed real estate lease obligations.

Also in August 2011, we entered an agreement to acquire an office property located in Chicago, IL with 1,006,574 square feet.  The purchase price is $150,600, including the assumption of approximately $148,000 of mortgage debt and excluding closing costs.  We expect to acquire this property during the fourth quarter of 2011; however, this acquisition is subject to our satisfactory completion of customary closing conditions, including the assumption of existing mortgage debt.  Accordingly, we can provide no assurance that we will acquire this property in that time period or at all.

In October 2011, we entered an agreement to acquire an office property located in Hartford, CT with 884,669 square feet.  The purchase price is $99,000, excluding closing costs.  We expect to acquire this property during the fourth quarter of 2011; however, this acquisition is subject to our satisfactory completion of diligence and other customary closing conditions and we can provide no assurance that we will acquire this property in that time period or at all.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Property Sales:

In November 2010, we entered into various agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate sale price of $470,000, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for an aggregate sale price of $374,130, excluding closing costs, and recognized net gains totaling $133,272.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95,870, excluding closing costs, and recognized gains totaling $34,666.  In September 2011, we sold to SNH 13 additional properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167,000, excluding closing costs, and recognized net gains totaling $7,001.  We previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.

In February 2011, we sold an industrial property located in Adairsville, GA with 101,400 square feet for $2,275, excluding closing costs, and recognized a loss of $94.

As of September 30, 2011, we had seven office properties with a combined 1,054,000 square feet and 20 industrial & other properties with a combined 1,835,000 square feet classified as held for sale in our condensed consolidated balance sheet.  In October 2011, we entered an agreement to sell 16 of the 20 industrial & other properties classified as held for sale, which are located in Dearborn, MI with approximately 570,000 combined square feet for $6,500, excluding closing costs, which approximates the carrying value of these properties as of September 30, 2011.  We expect to sell these properties during the fourth quarter of 2011; however, this sale is subject to satisfactory completion of buyer’s diligence and other customary closing conditions and we can provide no assurance that we will sell these properties in that time period or at all.  We are actively marketing the remaining properties for sale and expect to sell them within the next year; however, we can provide no assurance that we will receive acceptable offers to purchase these properties or that we will sell them.

We classify all properties actively marketed, under contract, in active negotiations or otherwise probable for sale within one year as held for sale in our condensed consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of income, except for properties sold during 2010 to Government Properties Income Trust, or GOV.  Properties that we sold to GOV are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary.  Summarized balance sheet and income statement information for properties sold or held for sale, other than properties sold to GOV, is as follows:

Balance Sheets:

	September 30, 2011	December 31, 2010
Real estate properties	$40,487	$105,291
Acquired real estate leases	114	1,104
Rents receivable	202	4,446
Other assets, net	2,770	3,585
Properties held for sale	$43,573	$114,426

Assumed real estate lease obligations	$7	$7
Rent collected in advance	249	1,187
Security deposits	207	298
Liabilities related to properties held for sale	$463	$1,492

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$8,296	$24,999	$24,994	$73,590
Operating expenses	(5,832)	(11,012)	(16,219)	(32,554)
Depreciation and amortization	(1,336)	(5,768)	(4,467)	(17,440)
General and administrative	(470)	(996)	(1,433)	(2,925)
Acquisition related costs	(5)	—	(148)	(7)
Operating income	653	7,223	2,727	20,664

Interest and other income	—	1	50	3
Interest expense	—	(551)	—	(3,790)
Income from discontinued operations	$653	$6,673	$2,777	$16,877

Note 4.  Investment in Direct Financing Lease

Our investment in a direct financing lease relates to the triple net lease with a term that exceeds 75% of the useful life of one office tower located within a mixed use property in Phoenix, AZ that we acquired in March 2011.  We recognize direct financing lease income using the effective interest method to produce a level yield on funds not yet recovered.  Estimated unguaranteed residual value represents our estimate of the fair value of the leased asset at the expiration of the lease, which does not exceed its original cost.  Significant assumptions used in estimating residual value include estimated net cash flows over the remaining lease term and expected future real estate value.  The following table summarizes the carrying amount of our net investment in the direct financing lease as of September 30, 2011.  The carrying amount of our net investment is included in other assets in our condensed consolidated balance sheet.

September 30, 2011
Total minimum lease payments receivable	$41,207
Estimated unguaranteed residual value of leased asset	4,951
Unearned income	(11,166)
Net investment in direct financing lease	$34,992

Additionally, we have determined that no allowance for losses related to our direct financing lease was necessary at September 30, 2011.

Our direct financing lease has an expiration date in 2045.  Future minimum rentals receivable on this direct financing lease as of September 30, 2011 are $2,024 in 2011, $8,098 in 2012, $8,098 in 2013, $8,098 in 2014, $8,098 in 2015 and $6,791 thereafter.

Note 5.  Equity Investments

At September 30, 2011 and December 31, 2010, we had the following equity investments in GOV and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
GOV	21.1%	24.6%	$173,407	$166,388	$2,740	$1,964	$8,279	$6,660
AIC	14.3%	14.3%	5,245	5,076	28	35	111	(17)
			$178,652	$171,464	$2,768	$1,999	$8,390	$6,643

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

At September 30, 2011, we owned 9,950,000, or approximately 21.1%, of the common shares of beneficial interest of GOV, with a carrying value of $173,407 and a market value, based on quoted market prices, of $214,025 ($21.51 per share).  GOV is a real estate investment trust, or REIT, which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity.  In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per common share, raising net proceeds of approximately $157,900.  As a result of this transaction at a price per share above our per share carrying value, our ownership percentage in GOV was reduced from 24.6% prior to this transaction to 21.1% after this transaction, and we recognized a gain of $11,177 (See Note 13).

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

During the nine months ended September 30, 2011 and 2010, we received cash distributions from GOV totaling $12,438 and $12,039, respectively.

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the periods ended September 30, 2011.  References in our financial statements to the Quarterly Report on Form 10-Q for GOV are included as textual references only, and the information in GOV’s Quarterly Report on Form 10-Q is not incorporated by reference into our financial statements.

	September 30, 2011	December 31, 2010
Real estate properties, net	$1,104,560	$846,447
Acquired real estate leases, net	103,901	60,097
Cash and cash equivalents	5,724	2,437
Rents receivable, net	22,096	19,200
Other assets, net	30,387	23,107
Total assets	$1,266,668	$951,288

Revolving credit facility	$282,500	$118,000
Mortgage notes payable	45,608	46,428
Assumed real estate lease obligations, net	11,853	13,679
Other liabilities	28,518	15,784
Shareholders’ equity	898,189	757,397
Total liabilities and shareholders’ equity	$1,266,668	$951,288

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$45,719	$30,746	$126,718	$80,040
Operating expenses	(16,951)	(11,275)	(46,937)	(27,537)
Depreciation and amortization	(10,379)	(6,321)	(27,862)	(16,602)
Acquisition related costs	(1,008)	(2,687)	(2,846)	(4,542)
General and administrative	(2,746)	(1,833)	(7,655)	(4,915)
Operating income	14,635	8,630	41,418	26,444

Interest and other income	54	12	89	80
Interest expense	(3,162)	(1,973)	(8,775)	(5,182)
Equity in earnings (losses) of an investee	28	35	111	(17)
Income before income tax expense	11,555	6,704	32,843	21,325
Income tax benefit (expense)	8	(35)	(94)	(71)
Net income	$11,563	$6,669	$32,749	$21,254

Weighted average common shares outstanding	45,322	36,369	42,127	32,265

Net income per common share	$0.26	$0.18	$0.78	$0.66

As of September 30, 2011, we have invested $5,209 in AIC, an insurance company organized by Reit Management & Research LLC, or RMR, and five companies to which RMR provides management services, including GOV and SNH.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  At September 30, 2011, we owned approximately 14.3% of AIC with a current carrying value of $5,245.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC (See Note 13).  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition, and the financial condition and prospects for AIC’s insurance business.

In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  That program was modified and extended in June 2011 for a one year term.  Our total premiums paid under this program in 2011 and 2010 were approximately $5,540 and $5,328, respectively.  The amounts we expensed in relation to those insurance premiums were $1,385 and $1,332 for the three months ended September 30, 2011 and 2010, respectively, and $4,067 and $1,776 for the nine months ended September 30, 2011 and 2010, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 6.  Real Estate Mortgage Receivable

We provided mortgage financing totaling $8,288 at 4.75% per annum maturing in September 2020 in connection with an office property sold in September 2010.  This real estate mortgage was prepaid in full in August 2011.  As of December 31, 2010, this mortgage had a carrying value of $8,183 and was included in other assets in our condensed consolidated balance sheet.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 7.  Indebtedness

In March 2011, we repaid at maturity all $168,219 of our floating rate senior notes using borrowings under our revolving credit facility.  In June 2011, we repaid at maturity $29,188 of 7.435% mortgage debt using cash on hand.  In July 2011, we prepaid at par plus a premium $23,168 of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering completed in July 2011.  In connection with the mortgage prepaid in July 2011, we recorded a net gain on early extinguishment of debt of $310 from the write off of unamortized premiums and deferred financing fees.

In June 2011, we assumed mortgages on four properties totaling $14,960, which were recorded at a combined fair value of $15,894, in connection with our acquisition of those properties.  These debts bear interest at a weighted average rate of 6.35%, require monthly principal and interest payments and mature in 2012 and 2015.  In June 2011, we assumed $41,275 of mortgage debt, which was recorded at its fair value of $44,560, in connection with another acquisition.  This mortgage debt bears interest at 5.67%, requires monthly interest payments and matures in 2017.  In August 2011, we assumed $265,000 of mortgage debt, which was recorded at its fair value of $278,671, in connection with another acquisition.  This mortgage debt bears interest at 5.68%, requires monthly interest payments and matures in 2017.

At September 30, 2011, 23 properties costing $913,746 with an aggregate net book value of $804,357 were secured by mortgage notes totaling $633,935 (net of discounts and premiums) maturing from 2012 through 2027.

During October 2011, our $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes was amended.  Prior to this amendment, our credit facility matured on August 8, 2013 and included a conditional option for us to extend the facility for one year to August 8, 2014.  The October 2011 amendment extended the maturity date from August 8, 2013 to October 19, 2015, with an option to extend the facility an additional year to October 19, 2016, subject to satisfaction of certain conditions.  The amendment also reduced the interest rate paid on our borrowings under the revolving credit facility from LIBOR plus 200 basis points to LIBOR plus 125 basis points, subject to adjustments based on our credit ratings.  In addition, the amended revolving credit facility includes a feature under which our maximum borrowings can be increased up to $1,500,000 in certain circumstances.  The interest rate on our revolving credit facility averaged 2.2% and 1.5% per annum for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, we had $235,000 outstanding and $515,000 available under our revolving credit facility.

In October 2011, our existing term loan which had a principal balance of $400,000 at September 30, 2011 was amended.  Prior to this amendment, our term loan had a maturity date of December 15, 2015 and an interest rate set at LIBOR plus 200 basis points, subject to adjustments based on changes to our credit ratings.  The October 2011 amendment increased borrowings to $557,000 and, for $500,000 of the term loan, eliminated the prepayment premium, extended the maturity date to December 15, 2016, and reduced interest we pay on borrowings to LIBOR plus 150 basis points, subject to adjustments based on changes to our credit ratings.  In addition, the amended term loan includes a feature under which maximum borrowings may be increased by up to $1,000,000 in certain circumstances.  Three lenders representing $57,000 of aggregate borrowings were unable to commit to the amended term loan.  Accordingly, these three lenders will be subject to the terms of the old term loan and we have agreed to repay these lenders in December 2012 when there will be no prepayment penalty.

Our public debt indentures, our credit facility agreement and our term loan agreement contain a number of financial and other covenants, including a credit facility and term loan covenant that restricts our ability to make distributions under certain circumstances.  At September 30, 2011, we believe we were in compliance with all of our covenants under our public debt indentures, our revolving credit facility and term loan agreements.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 8.  Shareholders’ Equity

On May 10, 2011, we issued 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $26.57 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.  On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 73,050 common shares valued at $19.96 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.

In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265,391.  Each series E preferred share has a liquidation preference of $25.00 and requires dividends payable in equal quarterly payments of $1.8125, 7 ¼% of the liquidation preference per annum.  Our series E preferred shares are redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time on or after May 15, 2016.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of $264,056.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

Other comprehensive income includes unrealized gains or losses on the fair value of our interest rate swap agreements, other investments, and foreign currency translation adjustments.  Our interest rate swap agreements qualify as cash flow hedges and convert the floating interest rate on a $175,000 mortgage note payable to a fixed interest rate.  The following is a reconciliation of net income to total comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive income:
Net income	$28,535	$65,810	$95,111	$113,105
Unrealized loss on derivative instrument	(6,577)	(5,150)	(8,651)	(15,965)
Unrealized loss on investment in available for sale securities	—	(141)	—	(141)
Realized gain on sale of investment in available for sale securities	—	—	(18)	—
Foreign currency translation adjustments	(33,289)	—	(17,584)	—
Increase in share of investees other comprehensive income	14	—	58	—
Total comprehensive (loss) income	$(11,317)	$60,519	$68,916	$96,999

Note 9.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are, however, subject to income tax in Australia and certain states despite our REIT status.  During the three and nine months ended September 30, 2011, we recognized current tax expense of $206 and $971, respectively, which includes $88 and $564 of foreign taxes, respectively, and $118 and $407 of certain state taxes, respectively.  In addition, during the three and nine months ended September 30, 2011, we recognized a deferred tax provision of $101 and a deferred tax benefit of $228, respectively, related to basis differences in our Australian properties.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2011, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate contracts (1)	$(15,607)	$(15,607)	$—
Non-recurring Fair Value Measurements:
Properties held for sale (2)	$33,033	$24,813	$8,220

(1)       The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)       Properties held for sale that were adjusted to fair value at September 30, 2011 includes six office properties and 20 industrial & other properties that we expect to sell within one year.  We recorded losses on asset impairment at these properties during the third quarter of 2011 of $9,247 to reduce the carrying value of these properties from $42,280 to their estimated fair value less costs to sell of $33,033.  We used negotiated sale prices for 16 properties under agreement for sale, broker information and comparable sales transactions for eight properties (level 2 inputs) and the sum of their expected future discounted cash flows for two properties (level 3 inputs) less estimated closing costs to determine the fair value of these properties.  We estimate aggregate future cash flows expected to be generated by each property based on a number of factors such as market rents, operating expenses, discount rates and capitalization rates.  These factors are generally based on our experience in local real estate markets and the effects of current market conditions.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is a part of our interest rate risk.  Although we have not done so as of September 30, 2011 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $6,577 and $8,651 during the three and nine months ended September 30, 2011, respectively, based primarily on changes in market interest rates.  The fair value of our derivative instruments decreased by $5,150 and $15,965 during the three and nine months ended September 30, 2010, respectively, based primarily on changes in market interest rates.  As of September 30, 2011 and December 31, 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheets totaled ($15,607) and ($6,956), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At September 30, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$173,407	$214,025	$166,388	$266,561
Senior notes and mortgage notes payable	$2,746,535	$2,885,908	$2,462,847	$2,599,075

At September 30, 2011 and December 31, 2010, the fair values of our equity investment in GOV are based on quoted market prices of $21.51 and $26.79, respectively.  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, no single tenant of ours is responsible for more than 2% of our total rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 11.  Earnings Per Common Share

As of September 30, 2011, we had 15,180,000 shares of series D cumulative convertible preferred shares that were convertible into 7,298,165 of our common shares.  The effect of our convertible preferred shares on income from continuing operations available for common shareholders per share is anti-dilutive for the periods presented.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Segment Information

As of September 30, 2011, we owned 44 Central Business District, or CBD, office properties, 266 suburban office properties and 179 industrial & other properties, excluding properties held for sale.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. CBD office, suburban office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses.  Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Chicago, IL, Metro Washington, DC, Metro Denver, CO, Australia and Other Markets, which includes properties located elsewhere throughout the United States.  Prior periods have been restated to reflect 30 office properties and 25 industrial & other properties reclassified to discontinued operations during the fourth quarter of 2010 and 12 office properties and one industrial property reclassified to discontinued operations during the third quarter of 2011.  Property level information by geographic segment and property type as of and for the three and nine months ended September 30, 2011 and 2010 is as follows:

	As of September 30, 2011				As of September 30, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,591	462	—	5,053	4,592	462	—	5,054
Oahu, HI	—	—	17,896	17,896	—	—	17,914	17,914
Metro Chicago, IL	2,582	1,164	104	3,850	—	532	104	636
Metro Washington, DC	428	1,216	—	1,644	428	1,067	—	1,495
Metro Denver, CO	672	789	553	2,014	672	788	553	2,013
Australia	314	—	1,442	1,756	—	—	—	—
Other Markets	9,067	17,629	10,490	37,186	6,423	15,582	10,313	32,318
Totals	17,654	21,260	30,485	69,399	12,115	18,431	28,884	59,430

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$29,169	$1,378	$—	$30,547	$27,920	$1,872	$—	$29,792
Oahu, HI	—	—	18,190	18,190	—	—	18,114	18,114
Metro Chicago, IL	14,272	6,783	111	21,166	—	3,441	116	3,557
Metro Washington, DC	4,726	8,772	—	13,498	4,284	7,471	—	11,755
Metro Denver, CO	4,998	4,005	2,324	11,327	5,238	3,778	2,124	11,140
Australia	5,265	—	3,230	8,495	—	—	—	—
Other Markets	46,569	72,330	16,668	135,567	38,210	63,731	16,760	118,701
Totals	$104,999	$93,268	$40,523	$238,790	$75,652	$80,293	$37,114	$193,059

Property net operating income:
Metro Philadelphia, PA	$14,854	$249	$—	$15,103	$14,112	$674	$—	$14,786
Oahu, HI	—	—	13,588	13,588	—	—	13,542	13,542
Metro Chicago, IL	8,044	3,683	104	11,831	—	2,429	101	2,530
Metro Washington, DC	3,942	5,957	—	9,899	2,747	4,372	—	7,119
Metro Denver, CO	3,136	3,085	1,191	7,412	3,409	2,773	1,201	7,383
Australia	4,296	—	2,438	6,734	—	—	—	—
Other Markets	22,613	39,667	11,031	73,311	17,727	34,759	12,190	64,676
Totals	$56,885	$52,641	$28,352	$137,878	$37,995	$45,007	$27,034	$110,036

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$85,779	$3,957	$—	$89,736	$84,165	$5,522	$—	$89,687
Oahu, HI	—	—	54,872	54,872	—	—	54,457	54,457
Metro Chicago, IL	18,351	21,710	347	40,408	—	9,651	366	10,017
Metro Washington, DC	11,503	20,975	—	32,478	14,655	22,371	—	37,026
Metro Denver, CO	16,040	10,954	6,674	33,668	15,715	8,999	6,233	30,947
Australia	16,193	—	9,322	25,515	—	—	—	—
Other Markets	127,514	210,596	47,809	385,919	114,180	186,430	49,461	350,071
Totals	$275,380	$268,192	$119,024	$662,596	$228,715	$232,973	$110,517	$572,205

Property net operating income:
Metro Philadelphia, PA	$43,919	$384	$—	$44,303	$43,066	$1,965	$—	$45,031
Oahu, HI	—	—	40,803	40,803	—	—	40,569	40,569
Metro Chicago, IL	10,225	12,787	317	23,329	—	6,759	302	7,061
Metro Washington, DC	8,869	13,378	—	22,247	9,803	13,028	—	22,831
Metro Denver, CO	10,455	8,640	3,671	22,766	10,526	6,399	3,592	20,517
Australia	13,299	—	6,862	20,161	—	—	—	—
Other Markets	63,339	117,922	31,966	213,227	55,197	104,336	36,383	195,916
Totals	$150,106	$153,111	$83,619	$386,836	$118,592	$132,487	$80,846	$331,925

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is NOI necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  NOI should be considered in conjunction with net income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  A reconciliation of NOI to net income for the three and nine months ended September 30, 2011 and 2010, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$238,790	$193,059	$662,596	$572,205
Operating expenses	(100,912)	(83,023)	(275,760)	(240,280)
Property net operating income (NOI)	$137,878	$110,036	$386,836	$331,925

Property NOI	$137,878	$110,036	$386,836	$331,925
Depreciation and amortization	(56,389)	(42,794)	(159,072)	(130,560)
General and administrative	(11,450)	(9,704)	(33,559)	(28,081)
Loss on asset impairment	—	—	—	(21,491)
Acquisition related costs	(4,805)	(1,559)	(9,722)	(2,965)
Operating income	65,234	55,979	184,483	148,828

Interest and other income	369	571	1,428	2,134
Interest expense	(49,423)	(44,192)	(145,037)	(133,716)
Gain (loss) on early extinguishment of debt	310	(796)	310	(796)
Equity in earnings of investees	2,768	1,999	8,390	6,643
Gain on issuance of shares by an equity investee	11,177	18,390	11,177	34,808
Income from continuing operations before income tax expense	30,435	31,951	60,751	57,901
Income tax (expense) benefit	(307)	34	(743)	(329)
Income from continuing operations	30,128	31,985	60,008	57,572
Income from discontinued operations	653	6,673	2,777	16,877
Loss on asset impairment from discontinuing operations	(9,247)	—	(9,247)	—
Loss on early extinguishment of debt from discontinued operations	—	(248)	—	(248)
Gain on sale of properties from discontinued operations	7,001	4,568	41,573	4,568
Income before gain on sale of properties	28,535	42,978	95,111	78,769
Gain on sale of properties	—	22,832	—	34,336
Net income	$28,535	$65,810	$95,111	$113,105

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Related Person Transactions

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  RMR also provides management services to other companies, including GOV and SNH.  One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing trustee of GOV and SNH.  Our other Managing Trustee and our President, Adam Portnoy, is Barry Portnoy’s son, and is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of GOV and SNH.  Our executive officers and GOV’s and SNH’s executive officers are officers of RMR.  One of our Independent Trustees, Frederick Zeytoonjian, is also an independent trustee of SNH.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies and Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we recognized expenses of $9,862 and $8,881 for the three months ended September 30, 2011 and 2010, respectively, and $27,844 and $26,053 for the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses and income from discontinued operations in our condensed consolidated financial statements.  On November 1, 2011, we and RMR amended our business management agreement to provide that, for purposes of determining the fees we pay to RMR under that agreement, which are based on a percentage of the value of our properties as determined under the agreement, the value of properties we may acquire from certain other companies to which RMR provides management services will be based upon the seller’s historical cost for those properties rather than our acquisition costs and to provide other companies to which RMR provides management services a right of first offer on properties of ours that we determine to sell if such properties are primarily of a type that are within the investment focus of such other companies.  This amendment is further described in Part II, Item 5 of this Quarterly Report on Form 10-Q.  In connection with the property management agreement with RMR, we incurred property management and construction supervision fees of $7,767 and $6,592 for the three months ended September 30, 2011 and 2010, respectively, and $21,487 and $19,878 for the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

GOV was formerly our 100% owned subsidiary.  We are GOV’s largest shareholder and, as of the date of this report, we owned 9,950,000 common shares of beneficial interest of GOV, which represented approximately 21.1% of GOV’s outstanding common shares of beneficial interest.  Our GOV common shares of beneficial interest had a carrying value of $173,407 and a market value, based on quoted market prices, of $214,025 ($21.51 per share) as of September 30, 2011.  In connection with the GOV IPO, we and GOV entered into a transaction agreement in which, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including 15 properties we sold to GOV during 2010.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  As previously reported, we previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space), which were majority leased as medical office, clinic and biotech laboratory buildings, to SNH for an aggregate sale price of $470,000, excluding closing costs.  We completed the sale of all 27 of these properties between November 2010 and January 2011.  In September 2011, we sold to SNH 13 additional properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167,000, excluding closing costs.  Certain of the properties included in these sales were subject to SNH’s right of first refusal.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.  Special committees of each of our Board of Trustees and SNH’s board of trustees composed solely of Independent Trustees who were not also independent trustees of the other party and who were represented by separate counsel reviewed and approved the terms of these property sale transactions.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

We and the other six current shareholders of AIC each own approximately 14.29% of the outstanding equity of AIC.  The other shareholders are RMR and five other companies, including GOV and SNH, to which RMR provides management services.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of September 30, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5,245 and $5,076 as of September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011 and 2010, we recognized income of $28 and $111 and income of $35 and a loss of $17, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  This program was modified and extended in June 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $5,540 and $5,328, respectively.  The amounts we expensed in relation to those insurance premiums were $1,385 and $1,332 for the three months ended September 30, 2011 and 2010, respectively, and $4,067 and $1,776 for the nine months ended September 30, 2011 and 2010, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, GOV, RMR, SNH, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements”, and in our Annual Report, in our Proxy Statement for our 2011 Annual Meeting of Shareholders dated February 25, 2011, or our Proxy Statement, and in our other filings with the Securities and Exchange Commission, or the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” in our Annual Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our business management agreement and property management agreement with RMR.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 14.  Pro Forma Information

During 2011, we purchased and continue to own 22 properties for $1,132,827, including the assumption of $321,235 of mortgage debt and excluding closing costs.  The following table presents our pro forma results of operations as if these acquisitions were completed on January 1, 2010.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital structure.

	Nine Months Ended September 30,
	2011	2010
Total revenues	$727,786	$686,463
Income from continuing operations	$72,069	$61,749

Per share data:
Income from continuing operations	$0.52	$0.93

During the nine months ended September 30, 2011, we recognized revenues and operating income of $50,881 and $32,688, respectively, arising from our acquisitions completed in 2011.

Note 15.  Subsequent Events

In October 2011, we declared a distribution of $0.50 per common share, or approximately $41,900, to be paid on or about November 22, 2011 to shareholders of record on October 21, 2011.  We also announced a distribution on our series C preferred shares of $0.4453 per share, or $2,672, a distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a distribution on our series E preferred shares of $0.4531 per share, or $4,984, which we expect to pay on or about November 15, 2011 to our preferred shareholders of record as of November 1, 2011.  Other subsequent events have been disclosed within other notes to these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

We primarily own office and industrial buildings in CBD and suburban locations throughout the United States.  We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii and 1.8 million square feet of office and industrial buildings located in Australia.

Property Operations

As of September 30, 2011, 87.0% of our total square feet was leased, compared to 88.3% leased as of September 30, 2010.  These results reflect a 2.3 percentage point decrease in occupancy at properties we owned continuously since January 1, 2010, partially offset by property acquisitions.  Occupancy data for 2011 and 2010 is as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	As of September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total properties	489	452	426	426
Total square feet	69,399	59,430	57,286	57,286
Percent leased (3)	87.0%	88.3%	85.8%	88.1%

(1)     Excludes properties classified in discontinued operations as of September 30, 2011.

(2)     Based on properties owned continuously since January 1, 2010, and excludes properties classified in discontinued operations as of September 30, 2011.

(3)     Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average effective rental rate per square foot, as defined below, for our properties for the periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average annualized effective rent per square foot (1)	$16.28	$14.74	$15.41	$14.55

(1)          Average annualized effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

During the three months ended September 30, 2011, we signed lease renewals for 1,459,000 square feet and new leases for 423,000 square feet, at weighted average rental rates which were 1% above rents previously charged for the same space.  The average lease term for leases signed during the three months ended September 30, 2011 was 8.1 years.  Commitments for tenant improvement and leasing costs for leases signed during the three months ended September 30, 2011 totaled $28.3 million, or $15.05 per square foot on average (approximately $1.86/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  As a result, leasing activity within our portfolio is slow and our occupancy is declining slowly.  Required landlord funded tenant build outs and leasing commissions payable to tenant brokers for new leases and lease renewals have increased in certain markets since 2008.  These build out costs and leasing commissions are generally amortized as a reduction of our income during the terms of the affected leases.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents at our properties through the end of 2012, but we expect our occupancy may begin to improve in late 2012 and 2013.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

Approximately 12.7% of our leased square feet and 13.8% of our rents are included in leases scheduled to expire through December 31, 2012.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals and rates are negotiated.  Lease expirations by year, as of September 30, 2011, are as follows (square feet and dollars in thousands):

	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Income	% of Annualized Rental Income	Cumulative % of Annualized Rental Income
Year	Expiring (1)	Expiring	Expiring	Expiring (2)	Expiring	Expiring
2011	2,369	3.9%	3.9%	$32,926	3.4%	3.4%
2012	5,288	8.8%	12.7%	100,960	10.4%	13.8%
2013	5,488	9.1%	21.8%	94,063	9.7%	23.5%
2014	4,814	8.0%	29.8%	77,876	8.0%	31.5%
2015	4,555	7.5%	37.3%	102,188	10.5%	42.0%
2016	5,898	9.8%	47.1%	95,668	9.9%	51.9%
2017	3,055	5.0%	52.1%	80,963	8.4%	60.3%
2018	3,420	5.7%	57.8%	72,179	7.4%	67.7%
2019	3,578	5.9%	63.7%	42,411	4.4%	72.1%
2020	2,871	4.7%	68.4%	73,935	7.6%	79.7%
Thereafter	19,065	31.6%	100.0%	196,687	20.3%	100.0%
	60,401	100.0%		$969,856	100.0%

Weighted average remaining lease term (in years):	8.0			6.3

(1)   Square feet is pursuant to signed leases as of September 30, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)   Annualized rental income is rents pursuant to signed leases as of September 30, 2011, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2011, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant		Square Feet (1)	% of Total Square Feet (1)	% of Annualized Rental Income (2)	Expiration
1.	Telstra Corporation Limited	311	0.5%	1.9%	2020
2.	U. S. Government (3)	646	1.1%	1.9%	2011 to 2031
3.	Office Depot, Inc.	651	1.1%	1.8%	2016 and 2023
4.	Expedia, Inc.	357	0.6%	1.7%	2018
5.	PNC Financial Services Group	593	1.0%	1.6%	2012 to 2021
6.	John Wiley & Sons, Inc.	342	0.6%	1.6%	2017
7.	Wells Fargo Bank	575	1.0%	1.6%	2011 to 2022
8.	GlaxoSmithKline plc	608	1.0%	1.5%	2013
9.	The Bank of New York Mellon Corp.	398	0.7%	1.2%	2011 to 2021
10.	Royal Dutch Shell plc	631	1.0%	1.2%	2012 and 2016
11.	Jones Day (law firm)	403	0.7%	1.1%	2012 and 2026
12.	Ballard Spahr Andrews & Ingersoll (law firm)	269	0.4%	1.0%	2012 and 2015
13.	JDA Software Group, Inc.	283	0.5%	1.0%	2011, 2012 and 2022
14.	Flextronics International Ltd.	896	1.5%	1.0%	2014
	Total	6,963	11.7%	20.1%

(1)       Square feet is pursuant to signed leases as of September 30, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)       Annualized rental income is rents pursuant to signed leases as of September 30, 2011, plus estimated expense reimbursements.  Includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

(3)       Including our 21.1% pro rata ownership of GOV as of September 30, 2011, the U.S. Government represents 1,885 square feet, or 3.1% of total square feet, and 4.7% of total rental income.

Investment Activities

Since January 1, 2011, we have acquired 23 office properties with a combined 6,806,615 square feet for an aggregate purchase price of $1.1 billion, including the assumption of $321.2 million of mortgage debt and excluding closing costs.  At the time of acquisition, these properties were 91.7% leased for a weighted average (by rents) term of 8.1 years and at rents which yielded approximately 9.0% of the aggregate gross purchase price, based on estimated annual NOI, which we define as GAAP rental income less property operating expenses, on the date of closing.

Since January 1, 2011, we have sold 20 office and industrial properties with a combined 2,148,000 square feet for $265.1 million, excluding closing costs, and recognized net gains of approximately $41.6 million.  Included in these sales were two portfolio transactions involving a related person:

•                  In November 2010, we entered into various purchase and sale agreements to sell 27 properties, which are majority leased as medical office, clinic and biotech laboratory buildings, to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95.9 million, excluding closing costs, and recognized gains totaling $34.7 million.  In September 2011, we sold to SNH an additional 13 properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167.0 million, excluding closing costs, and recognized net gains totaling $7.0 million.  We previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.

Financing Activities

In March 2011, we repaid at maturity, all $168.2 million of our floating rate senior notes using borrowings under our revolving credit facility.  In June 2011, we repaid at maturity, $29.2 million of 7.435% mortgage debt using cash on hand.  In July 2011, we prepaid at par plus a premium, $23.2 million of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering discussed below.  In connection with the July prepayment, we recorded a net gain on early extinguishment of debt of $310,000 from the write off of unamortized premiums and deferred financing fees.

In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265.4 million.  Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $264.1 million.  Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

In October 2011, we amended our existing $750.0 million revolving credit facility to extend the maturity date from August 8, 2013 to October 19, 2015.  The interest rate paid on drawings under the amended revolving credit facility was reduced from LIBOR plus 200 basis points to LIBOR plus 125 basis points, subject to adjustments based on changes to our credit ratings.  In addition, our amended revolving credit facility includes a conditional option to extend the facility an additional year to October 19, 2016, and a feature under which maximum borrowings can be increased up to $1.5 billion in certain circumstances.

In October 2011, we amended our existing term loan.  Prior to this amendment, our term loan had a principal balance of $400.0 million, a maturity date of December 15, 2015 and interest paid on drawings of LIBOR plus 200 basis points, subject to adjustments based on changes to our credit ratings.  The amended term loan increases borrowings from $400.0 million to $557.0 million and, for $500.0 million of the term loan, eliminates the prepayment premium, extends the maturity date to December 15, 2016, and reduces interest paid on drawings from LIBOR plus 200 basis points to LIBOR plus 150 basis points, subject to adjustments based on changes to our credit ratings.  In addition, the amended term loan includes a feature under which maximum borrowings may be increased by up to $1.0 billion in certain circumstances.  We have agreed to repay on December 16, 2012, lenders representing $57.0 million who were unable to commit to amended terms.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Rental income	$238,790	$193,059	$45,731	23.7%

Expenses:
Operating expenses	100,912	83,023	17,889	21.5%
Depreciation and amortization	56,389	42,794	13,595	31.8%
General and administrative	11,450	9,704	1,746	18.0%
Acquisition related costs	4,805	1,559	3,246	208.2%
Total expenses	173,556	137,080	36,476	26.6%

Operating income	65,234	55,979	9,255	16.5%

Interest and other income	369	571	(202)	(35.4)%
Interest expense	(49,423)	(44,192)	5,231	11.8%
Gain (loss) on early extinguishment of debt	310	(796)	1,106	138.9%
Equity in earnings of investees	2,768	1,999	769	38.5%
Gain on issuance of shares by an equity investee	11,177	18,390	(7,213)	(39.2)%
Income from continuing operations before income tax expense	30,435	31,951	(1,516)	(4.7)%
Income tax (expense) benefit	(307)	34	(341)	(1,002.9)%
Income from continuing operations	30,128	31,985	(1,857)	(5.8)%
Discontinued operations:
Income from discontinued operations	653	6,673	(6,020)	(90.2)%
Loss on asset impairment from discontinued operations	(9,247)	—	9,247	100.0%
Loss on early extinguishment of debt from discontinued operations	—	(248)	(248)	(100.0)%
Gain on sale of properties from discontinued operations	7,001	4,568	2,433	53.3%
Income before gain on sale of properties	28,535	42,978	(14,443)	(33.6)%
Gain on sale of properties	—	22,832	(22,832)	(100.0)%
Net income	28,535	65,810	(37,275)	(56.6)%
Preferred distributions	(13,823)	(12,667)	1,156	9.1%
Net income available for common shareholders	$14,712	$53,143	$(38,431)	(72.3)%

Weighted average common shares outstanding — basic	81,536	65,173	16,363	25.1%
Weighted average common shares outstanding — diluted	88,834	72,471	16,363	22.6%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.20	$0.65	$(0.45)	(69.2)%
(Loss) income from discontinued operations	$(0.02)	$0.17	$(0.19)	(111.8)%
Net income available for common shareholders	$0.18	$0.82	$(0.64)	(78.0)%

Calculation of Funds from Operations, or FFO, and Normalized FFO

		Three Months Ended September 30,
		2011	2010
		(in thousands, except per share data)
Calculation of FFO (1):
Net income		$28,535	$65,810
Plus:	depreciation and amortization from continuing operations	56,389	42,794
Plus:	depreciation and amortization from discontinued operations	1,336	5,768
Plus:	FFO from investees	4,918	3,544
Less:	gain on sale of properties	—	(22,832)
Less:	gain on sale of properties from discontinued operations	(7,001)	(4,568)
Less:	equity in earnings of investees	(2,768)	(1,999)
FFO		81,409	88,517
Less:	preferred distributions	(13,823)	(12,667)
FFO available for common shareholders		$67,586	$75,850

Calculation of Normalized FFO (1):
FFO		$81,409	$88,517
Plus:	acquisition related costs from continuing operations	4,805	1,559
Plus:	acquisition related costs from discontinued operations	5	—
Plus:	loss on asset impairment from discontinued operations	9,247	—
Plus:	Normalized FFO from investees	5,142	4,223
Less:	(gain) loss on early extinguishment of debt from continuing operations	(310)	796
Less:	loss on early extinguishment of debt from discontinued operations	—	248
Less:	early extinguishment of debt settled in cash	(232)	—
Plus:	average minimum rent from direct financing lease	329	—
Less:	FFO from investees	(4,918)	(3,544)
Less:	interest earned from direct financing lease	(432)	—
Less:	gain on issuance of shares by an equity investee	(11,177)	(18,390)
Normalized FFO		83,868	73,409
Less:	preferred distributions	(13,823)	(12,667)
Normalized FFO available for common shareholders		$70,045	$60,742

Per common share:
FFO available for common shareholders – basic		$0.83	$1.16
FFO available for common shareholders – diluted		$0.83	$1.13
Normalized FFO available for common shareholders – basic		$0.86	$0.93
Normalized FFO available for common shareholders – diluted		$0.86	$0.92

(1)       We compute FFO and Normalized FFO as shown above.  FFO is computed on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization and FFO from equity investees.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, gains from issuance of shares by equity investees, gain and loss on early extinguishment of debt unless settled in cash, loss on asset impairment, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan agreement and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are FFO and Normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs.  We believe FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  FFO and Normalized FFO should be considered in conjunction with net income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Rental income.  Rental income increased for the three months ended September 30, 2011, compared to the same period in 2010, primarily due to an increase in rental income from our Metro Chicago, IL, Other Markets, Australia and our Metro Washington DC segments, as presented in the segment information note to our condensed consolidated financial statements appearing above in this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 57 properties in 2010 and 2011, offset by a decrease in rental income from the sale of 12 properties to GOV in 2010 and the decline in occupancy.  Rental income from our Metro Chicago, IL segment increased by $17.6 million, or 495.1%, primarily reflecting the acquisition of four properties in 2010 and 2011.  Rental income from our Other Markets segment increased $16.9 million, or 14.2%, primarily reflecting the acquisition of 35 properties during 2010 and 2011, offset by a decrease in rental income resulting from the sale of ten properties to GOV in 2010 and the decline in occupancy primarily from properties we owned continuously since July 1, 2010.  Rental income from our Australia segment totaling $8.5 million reflects our acquisition of 11 properties during the fourth quarter of 2010.  Rental income from our Metro Washington, DC segment increased by $1.7 million, or 14.8%, primarily reflecting the acquisition of six properties in 2010 and 2011 and lease termination revenue totaling $1.5 million received in 2011, offset by the sale of two properties to GOV in 2010.  Rental income includes non-cash straight line rent adjustments totaling $7.7 million in 2011 and $3.1 million in 2010 and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($2.4) million in 2011 and ($1.7) million in 2010.  Rental income also includes lease termination fees totaling $2.0 million in 2011 and $554,000 in 2010.

Total expenses.  The increase in total expenses primarily reflects the acquisition of 57 properties during 2010 and 2011, offset by the sale of 12 properties to GOV during 2010.

Interest expense.  The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010, the increase in floating rates on our revolving credit facility and the assumption of $321.2 million of mortgage debt in 2011, offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, $20.0 million of 8.625% unsecured senior notes in October 2010, $168.2 million of floating rate senior notes in March 2011, $29.2 million of 7.435% mortgage debt in June 2011 and $23.2 million of 8.05% mortgage debt in July 2011.

Gain (loss) on early extinguishment of debt.  The gain on early extinguishment of debt in 2011 reflects the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.  The loss on early extinguishment of debt in 2010 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $182.4 million of mortgage debt in August 2010.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate shares of earnings from AIC and from GOV.  The increase in earnings of investees primarily reflects an increase in earnings from our ownership interest in GOV.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee reflects the issuance of 6,500,000 common shares by GOV in July 2011 and the issuance of 9,200,000 common shares by GOV in August 2010 at prices above our per share carrying value.

Income from discontinued operations.  Income from discontinued operations reflects operating results from 37 office properties and six industrial properties sold in 2010 and 2011, and seven office properties and 20 industrial & other properties classified as held for sale as of September 30, 2011.  The properties sold to GOV during 2010 are not considered discontinued operations because of our continuing ownership of GOV.

Loss on asset impairment from discontinued operations.  The 2011 loss on asset impairment in discontinued operations reflects the write down to estimated fair value for 26 of the properties that we are currently marketing for sale.

Gain on sale of properties from discontinued operations.  Net sales proceeds and gain from the sale of 12 office properties and one industrial property in 2011 were $165.7 million and $7.0 million, respectively.  This $7.0 million gain was after taking account of certain closing costs, including approximately $3.4 million in committed building and tenant improvement costs that we had previously agreed to but which were unpaid as of the date of sale.  Net sales proceeds and gain from the sale of one office property in 2010 were $1.5 million and $4.6 million, respectively.

Gain on sale of properties.  Proceeds from the sale of 12 office properties to GOV during the third quarter of 2010 were $189.0 million.  We recognized gains on the sale of these properties totaling $22.8 million, exclusive of deferred gains of $9.2 million attributable to our ownership interest in GOV.  Gains from the sale of properties to GOV are not considered sales from discontinued operations because of our continuing ownership of GOV shares.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders is due primarily to a decrease in rents from properties sold in 2010 and 2011, an increase in interest expense, the decline in occupancy in 2011, the loss on asset impairment in 2011, gains from the sale of properties to GOV in 2010, and a lower gain on issuance of common shares by GOV in 2011 compared to 2010, offset by income from acquisitions made during 2010 and 2011.  Net income available for common shareholders is net income reduced by preferred distributions.  The increase in preferred distributions primarily reflects distributions on 11,000,000 7 ¼% series E preferred shares issued in June 2011, offset by the redemption of 7,000,000 of our 8 ¾% series B preferred shares in October 2010.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding reflects 11,500,000 common shares issued in July 2011 and 7,500,000 common shares issued in September 2010.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Rental income	$662,596	$572,205	$90,391	15.8%

Expenses:
Operating expenses	275,760	240,280	35,480	14.8%
Depreciation and amortization	159,072	130,560	28,512	21.8%
General and administrative	33,559	28,081	5,478	19.5%
Loss on asset impairment	—	21,491	(21,491)	(100.0)%
Acquisition related costs	9,722	2,965	6,757	227.9%
Total expenses	478,113	423,377	54,736	12.9%

Operating income	184,483	148,828	35,655	24.0%

Interest and other income	1,428	2,134	(706)	(33.1)%
Interest expense	(145,037)	(133,716)	11,321	8.5%
Gain (loss) on early extinguishment of debt	310	(796)	1,106	138.9%
Equity in earnings of investees	8,390	6,643	1,747	26.3%
Gain on issuance of shares by an equity investee	11,177	34,808	(23,631)	(67.9)%
Income from continuing operations before income tax expense	60,751	57,901	2,850	4.9%
Income tax expense	(743)	(329)	414	125.8%
Income from continuing operations	60,008	57,572	2,436	4.2%
Discontinued operations:
Income from discontinued operations	2,777	16,877	(14,100)	(83.5)%
Loss on asset impairment from discontinued operations	(9,247)	—	9,247	100.0%
Loss on early extinguishment of debt from discontinued operations	—	(248)	(248)	(100.0)%
Gain on sale of properties from discontinued operations	41,573	4,568	37,005	810.1%
Income before gain on sale of properties	95,111	78,769	16,342	20.7%
Gain on sale of properties	—	34,336	(34,336)	(100.0)%
Net income	95,111	113,105	(17,994)	(15.9)%
Preferred distributions	(33,162)	(38,001)	(4,839)	(12.7)%
Net income available for common shareholders	$61,949	$75,104	$(13,155)	(17.5)%

Weighted average common shares outstanding — basic	75,307	62,198	13,109	21.1%
Weighted average common shares outstanding — diluted	82,605	69,496	13,109	18.9%

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.36	$0.87	$(0.51)	(58.6)%
Income from discontinued operations	$0.47	$0.34	$0.13	38.2%
Net income available for common shareholders	$0.82	$1.21	$(0.39)	(32.2)%

Calculation of FFO and Normalized FFO

		Nine Months Ended September 30,
		2011	2010
		(in thousands, except per share data)
Calculation of FFO (1):
Net income		$95,111	$113,105
Plus:	depreciation and amortization from continuing operations	159,072	130,560
Plus:	depreciation and amortization from discontinued operations	4,467	17,440
Plus:	FFO from investees	14,476	11,302
Less:	gain on sale of properties	—	(34,336)
Less:	gain on sale of properties from discontinued operations	(41,573)	(4,568)
Less:	equity in earnings of investees	(8,390)	(6,643)
FFO		223,163	226,860
Less:	preferred distributions	(33,162)	(38,001)
FFO available for common shareholders		$190,001	$188,859

Calculation of Normalized FFO (1):
FFO		$223,163	$226,860
Plus:	acquisition related costs from continuing operations	9,722	2,965
Plus:	acquisition related costs from discontinued operations	148	7
Plus:	loss on asset impairment from continuing operations	—	21,491
Plus:	loss on asset impairment from discontinued operations	9,247	—
Plus:	Normalized FFO from investees	15,175	12,647
Less:	(gain) loss on early extinguishment of debt from continuing operations	(310)	796
Less:	loss on early extinguishment of debt from discontinued operations	—	248
Less:	early extinguishment of debt settled in cash	(232)	—
Plus:	average minimum rent from direct financing lease	768	—
Less:	FFO from investees	(14,476)	(11,302)
Less:	interest earned from direct financing lease	(1,036)	—
Less:	gain on issuance of shares by an equity investee	(11,177)	(34,808)
Normalized FFO		230,992	218,904
Less:	preferred distributions	(33,162)	(38,001)
Normalized FFO available for common shareholders		$197,830	$180,903

Per common share:
FFO available for common shareholders – basic		$2.52	$3.04
FFO available for common shareholders – diluted		$2.52	$2.98
Normalized FFO available for common shareholders – basic		$2.63	$2.91
Normalized FFO available for common shareholders – diluted		$2.62	$2.87

(1)             We compute FFO and Normalized FFO as shown above.  FFO is computed on the basis defined by NAREIT, which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization and FFO from equity investees.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, gains from issuance of shares by equity investees, gain and loss on early extinguishment of debt unless settled in cash, loss on asset impairment, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan agreement and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are FFO and Normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs.  We believe FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  FFO and Normalized FFO should be considered in conjunction with net income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Rental income.  Rental income increased for the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to an increase in rental income from our Other Markets, Metro Chicago, IL, Australia and Metro Denver, CO segments, offset by a decrease in rental income from our Metro Washington, DC segment, as presented in the segment information note to our condensed consolidated financial statements appearing above in this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 63 properties in 2010 and 2011, offset by a decrease in rental income from the sale of 15 properties to GOV in 2010 and the decline in occupancy.  Rental income from our Other Markets segment increased $35.8 million, or 10.2%, primarily reflecting the acquisition of 40 properties during 2010 and 2011, offset by a decrease in rental income resulting from the sale of 13 properties to GOV in 2010 and the decline in occupancy primarily from properties we owned continuously since January 1, 2010.  Rental income from our Metro Chicago, IL segment increased by $30.4 million, or 303.4%, primarily reflecting the acquisition of two properties in 2010 and three properties in 2011.  Rental income from our Australia segment totaling $25.5 million reflects our acquisition of 11 properties during the fourth quarter of 2010.  Rental income from our Metro Denver, CO segment increased by $2.7 million, or 8.8%, primarily reflecting the acquisition of one property in 2010.  Rental income from our Metro Washington, DC segment decreased by $4.5 million, or 12.3%, primarily reflecting the sale of two properties to GOV in 2010, offset by an increase in rental income from two properties acquired during 2010 and four properties acquired during 2011.  Rental income includes non-cash straight line rent adjustments totaling $23.2 million in 2011 and $7.4 million in 2010 and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($5.4) million in 2011 and ($4.5) million in 2010.  Rental income also includes lease termination fees totaling $3.7 million in 2011 and $1.8 million in 2010.

Total expenses.  The increase in total expenses primarily reflects the acquisition of 63 properties during 2010 and 2011, offset by the sale of 15 properties to GOV and the loss on asset impairment recorded during 2010 from the write down to estimated fair value for four of those properties.

Interest expense.  The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010, the increase in floating rates on our revolving credit facility and the assumption of $321.2 million of mortgage debt in 2011, offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, $20.0 million of 8.625% unsecured senior notes in October 2010, $168.2 million floating rate senior notes in March 2011, $29.2 million of 7.435% mortgage debt in June 2011 and $23.2 million of 8.05% mortgage debt in July 2011.

Gain (loss) on early extinguishment of debt.  The gain on early extinguishment of debt in 2011 reflects the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.  The loss on early extinguishment of debt in 2010 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $182.4 million of mortgage debt in August 2010.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate shares of earnings (loss) from AIC and from GOV.  The increase in earnings of investees primarily reflects an increase in earnings from our ownership interest in GOV.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee reflects the issuance of 6,500,000 common shares by GOV in July 2011 and the issuance of 9,775,000 and 9,200,000 common shares by GOV in January and August 2010, respectively, at prices above our per share carrying value.

Income from discontinued operations.  Income from discontinued operations reflects operating results from 37 office properties and six industrial properties sold in 2010 and 2011, and seven office properties and 20 industrial & other properties classified as held for sale as of September 30, 2011.  The properties sold to GOV during 2010 are not considered as sold from discontinued operations because of our continuing ownership of GOV shares.

Loss on asset impairment from discontinued operations.  The 2011 loss on asset impairment in discontinued operations reflects the write down to estimated fair value for 26 of the properties that we are currently marketing for sale.

Gain on sale of properties from discontinued operations.  Net sales proceeds and net gains from the sale of 17 office properties and three industrial properties in 2011 were $263.1 million and $41.6 million, respectively.  Net sales proceeds and gains from the sale of one office property in 2010 were $1.5 million and $4.6 million, respectively.

Gain on sale of properties.  Net sales proceeds and gains from the sale of 15 office properties to GOV in 2010 were $229.4 million and $34.3 million, respectively.  Gains from the sale of properties to GOV are not considered sales from discontinued operations because of our continuing ownership of GOV.

Net income and net income available for common shareholders.  The decrease in net income and net income available for common shareholders reflects a decrease in rents from properties sold in 2010 and 2011, an increase in interest expense, the decline in occupancy in 2011, the loss on asset impairment in 2011 and a lower gain on issuance of common shares by GOV in 2010 compared to 2011, offset by an increase in net gains recognized on properties sold in 2011 compared to net gains recognized on properties sold in 2010, and income from acquisitions made during 2010 and 2011.  Net income available for common shareholders is net income reduced by preferred distributions.  The decrease in preferred distributions primarily reflects the redemption of 7,000,000 shares of our 8 3/4% series B preferred shares in October 2010, partially offset by distributions from 11,000,000 7 1/4% series E preferred shares issued in June 2011.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding reflects 11,500,000 common shares issued in July 2011 and 16,125,000 common shares issued in March and September 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to pay operating expenses, debt obligations and distributions on our common and preferred shares is rental income from our properties and distributions from our equity investment in GOV.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments on our shares for the next 12 months and for the reasonably foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our:

•                  ability to maintain or improve the occupancy of, and the current rent rates at, our properties;

•                  ability to control operating cost increases at our properties;

•                  receipt of distributions from our equity investment in GOV; and

•                  ability to purchase additional properties which produce positive cash flows from operations.

We believe that present leasing market conditions in the majority of areas where our properties are located may result in decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs.  Also, volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $206.2 million, ($589.0) million and $400.9 million, respectively, for the nine months ended September 30, 2011, and $198.4 million, ($164.0) million and $122.1 million, respectively, for the nine months ended September 30, 2010.  Changes in all three categories between 2011 and 2010 are primarily related to property acquisitions and sales, borrowings and repayments on debt and net proceeds received from the issuance of preferred and common shares during 2011 and 2010.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  In October 2011, we amended this credit facility to extend the maturity date from August 8, 2013 to October 19, 2015, and to reduce interest paid on borrowings from LIBOR plus 200 basis points to LIBOR plus 125 basis points, subject to adjustments based on changes to our credit ratings.  Our amended credit facility also provides us with the conditional option to extend the maturity date for one year to October 19, 2016, and includes a feature under which maximum borrowings may be increased up to $1.5 billion in certain circumstances.  At September 30, 2011, $235.0 million was outstanding and $515.0 million was available under our revolving credit facility.  We also had cash and cash equivalents of $210.7 million, reflecting proceeds received from the sale of 13 properties to SNH in September 2011, which were used to repay amounts outstanding on our revolving credit facility in October 2011.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

As of November 2, 2011, zero was outstanding and $750.0 million was available under our revolving credit facility.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2011 were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating Rate	Fixed	Fixed			Average
Year	Debt	Rate Debt	Rate Debt		Total (2)	Interest Rate
2011	$—	$—	$1,170		$1,170	6.2%
2012	—	150,680	14,246		164,926	6.9%
2013	235,000	190,980	6,073		432,053	4.2%
2014	—	244,655	18,187		262,842	5.7%
2015	400,000	436,000	21,919		857,919	4.3%
2016	—	400,000	59,768		459,768	6.2%
2017	—	250,000	311,214		561,214	5.9%
2018	—	250,000	5,283		255,283	6.6%
2019	—	125,000	166,359	(1)	291,359	6.5%
2020	—	250,000	3,320		253,320	5.9%
Thereafter	—	—	14,816		14,816	6.0%
	$635,000	$2,297,315	$622,355		$3,554,670	5.5%

(1)      We have a mortgage loan for $175.0 million secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 with a cash flow hedge that sets the rate at approximately 5.66% per year.

(2)      Total debt as of September 30, 2011, net of unamortized premiums and discounts, was $3,556,535.

In March 2011, we repaid at maturity, all $168.2 million of our floating rate senior notes using borrowings under our revolving credit facility.  In June 2011, we repaid at maturity, $29.2 million of 7.435% mortgage debt using cash on hand.  In July 2011, we prepaid at par plus a premium, $23.2 million of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering completed in July.  We recorded a net gain on early extinguishment of debt of $310,000 from the write off of unamortized premiums and deferred financing fees related to this mortgage.

In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265.4 million.  In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $264.1 million.  Net proceeds from these offerings were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions and repaying debt.

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

During the nine months ended September 30, 2011, we received cash distributions totaling $12.4 million from GOV.  At September 30, 2011, we owned 9,950,000, or 21.1%, of the common shares of beneficial interest of GOV with a carrying value of $173.4 million and a market value, based on quoted market prices, of $214.0 million ($21.51 per share).  In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per common share, raising net proceeds of approximately $157.9 million.  As a result of this transaction at a price per share above our per share carrying value, our ownership percentage in GOV was reduced from 24.6% prior to this transaction to 21.1% after this transaction, and we recognized a gain of $11.2 million.

Since January 1, 2011, we acquired 23 properties with 6,806,615 square feet for an aggregate purchase price of $1.1 billion, including the assumption of $321.2 million of mortgage debt and excluding closing costs, using cash on hand, borrowings under our revolving credit facility and proceeds from property sales.  We also have agreements to acquire two additional properties with 1,891,243 square feet for an aggregate purchase price of $249.6 million, including the assumption of approximately $148.0 million of mortgage debt and excluding closing costs.  We have also entered an agreement to sell 16 properties with approximately 570,000 combined square feet for $6.5 million, excluding closing costs.  Details of these transactions are as follows:

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

In August 2011, we acquired two office properties located in Chicago, IL with a combined 1,510,707 square feet.  These properties are 98% leased to 49 tenants for a weighted (by rents) average lease term of 8.1 years.  The aggregate purchase price was $390.0 million, including the assumption of $265.0 million of mortgage debt and excluding closing costs.

In August 2011, we acquired an office property located in New Orleans, LA with 1,256,991 square feet.  This property is 88% leased to 61 tenants for a weighted (by rents) average lease term of 4.9 years.  The purchase price was $102.0 million, excluding closing costs.

In August 2011, we entered an agreement to acquire an office property located in Chicago, IL with 1,006,574 square feet.  This property is 95% leased to 56 tenants for a weighted (by rents) average lease term of 5.1 years.  The purchase price is $150.6 million, including the assumption of approximately $148.0 million of mortgage debt and excluding closing costs.  We expect to acquire this property during the fourth quarter of 2011; however, this acquisition is subject to our satisfactory completion of customary closing conditions, including the assumption of existing mortgage debt.  Accordingly, we can provide no assurance that we will acquire this property in that time period or at all.

In October 2011, we entered an agreement to acquire an office property located in Hartford, CT with 884,669 square feet.  This property is 98% leased to 20 tenants for a weighted (by rents) average lease term of 7.5 years.  The purchase price is $99.0 million, excluding closing costs.  We expect to acquire this property during the fourth quarter of 2011; however, this acquisition is subject to our satisfactory completion of diligence and other customary closing conditions and we can provide no assurance that we will acquire this property in that time period or at all.

In November 2010, we entered into various purchase and sale agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million.  In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95.9 million, excluding closing costs, and we recognized gains totaling $34.7 million.  In September 2011, we sold to SNH 13 additional properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167.0 million, excluding closing costs, and recognized net gains totaling $7.0 million.  At the conclusion of these transactions, substantially all of the properties that we leased to tenants in medical related businesses were sold to SNH and the existing right of first refusal between us and SNH terminated.  Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH’s boards of trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

In February 2011, we sold an industrial property located in Adairsville, GA, with 101,400 square feet for $2.3 million, excluding closing costs, and recognized a loss of $94,000.

As of September 30, 2011, we had seven office properties with a combined 1,054,000 square feet and 20 industrial & other properties with a combined 1,835,000 square feet classified as held for sale in our consolidated balance sheet.  In October 2011, we entered an agreement to sell 16 of the 20 industrial & other properties classified as held for sale, which are located in Dearborn, MI with approximately 570,000 combined square feet for $6.5 million, excluding closing costs.  We expect to sell these properties during the fourth quarter of 2011; however, this sale is subject to satisfactory completion of buyer’s diligence and other customary closing conditions and we can provide no assurance that we will sell these properties in that time period or at all.  We continue to actively market the remaining properties for sale and expect to sell them within the next year; however, we can provide no assurance that we will receive acceptable offers to purchase these properties or that we will sell them.

During the three and nine months ended September 30, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tenant improvements	$12,547	$9,803	$37,272	$24,965
Leasing costs (1)	8,035	5,749	17,900	14,901
Building improvements (2)	4,947	2,918	10,589	4,621
Development and redevelopment activities (3)	7,767	5,942	17,315	14,013

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

Commitments made for expenditures in connection with leasing space during the three months ended September 30, 2011, were as follows (amounts in thousands, except as noted):

	New Leases (1)	Renewals (1)	Total
Square feet leased during the period	423	1,459	1,882
Total commitments for tenant improvements and leasing costs	$9,539	$18,777	$28,316
Leasing costs per square foot (whole dollars)	$22.55	$12.87	$15.05
Average lease term (years)	6.6	8.7	8.1
Leasing costs per square foot per year (whole dollars)	$3.42	$1.48	$1.86

(1)  Excludes properties classified in discontinued operations.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of September 30, 2011, other than the cash flow hedge on a $175.0 million mortgage loan described in Notes 8 and 10 of the notes to our condensed consolidated financial statements and under “Our Investment and Financing Liquidity and Resources” appearing above.

Debt Covenants

Our principal debt obligations at September 30, 2011, were our unsecured revolving credit facility, our unsecured term loan and our $2.3 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2011, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility and term loan agreements.

In addition to our unsecured debt obligations, we had $633.9 million (net of discounts) of mortgage notes outstanding at September 30, 2011.

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

Related Person Transactions

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  On November 1, 2011, we and RMR amended our business management agreement to provide that, for purposes of determining the fees we pay to RMR under that agreement, which are based on a percentage of the value of our properties as determined under the agreement, the value of properties we may acquire from certain other companies to which RMR provides management services will be based upon the seller’s historical cost for those properties rather than our acquisition costs and to provide other companies to which RMR provides management services a right of first offer on properties of ours that we determine to sell if such properties are primarily of a type that are within the investment focus of such other companies.  This amendment is further described in Part II, Item 5 of this Quarterly Report on Form 10-Q.  RMR also provides management services to other companies, including GOV and SNH.  One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing trustee of GOV and SNH.  Our other Managing Trustee and our President, Adam Portnoy, is Barry Portnoy’s son, and is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of GOV and SNH.  Our executive officers and GOV’s and SNH’s executive officers are officers of RMR.  One of our Independent Trustees, Frederick Zeytoonjian, is also an independent trustee of SNH.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies and Adam Portnoy serves as a managing trustee of a majority of those companies.

GOV was formerly our 100% owned subsidiary.  We are GOV’s largest shareholder and, as of the date of this report, we owned 9,950,000 common shares of beneficial interest of GOV, which represented approximately 21.1% of GOV’s outstanding common shares of beneficial interest.  Our GOV common shares of beneficial interest had a carrying value of $173.4 million and a market value, based on quoted market prices, of $214.0 million ($21.51 per share) as of September 30, 2011.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  As previously reported, we previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  In November 2010, we agreed to sell 27 properties (approximately 2,803,000 square feet of rental space), which were majority leased as medical office, clinic and biotech laboratory buildings, to SNH for an aggregate sale price of $470.0 million, excluding closing costs.  We completed the sale of all 27 of these properties between November 2010 and January 2011.  In September 2011, we sold to SNH 13 additional properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167.0 million, excluding closing costs.  Certain of the properties included in these sales were subject to SNH’s right of first refusal.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.  Special committees of each of our Board of Trustees and SNH’s board of trustees composed solely of Independent Trustees who were not also independent trustees of the other party and who were represented by separate counsel reviewed and approved the terms of these property sale transactions.

We and the other six current shareholders of AIC each own approximately 14.29% of the outstanding equity of AIC.  The other shareholders are RMR and five other companies, including GOV and SNH, to which RMR provides management services.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  This program was modified and extended in June 2011 for a one year term.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, GOV, RMR, SNH, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 13 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.  In addition, for more information about these transactions and relationships, please also see elsewhere in this Quarterly Report on Form 10-Q, including “Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements”, and our Annual Report, our Proxy Statement, and our other filings with the Securities and Exchange Commission, or the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”, in our Annual Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, GOV, SNH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, GOV, SNH, AIC and their affiliated and related persons and entities benefit us, and in fact provide us with advantages in operating and growing our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates and foreign-exchange related variability on our investments in Australia.

Interest Rate Risk

We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged from December 31, 2010.  Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At September 30, 2011, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:

$150.7 million	6.950%	2012
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

No principal repayments are due under the fixed rate unsecured senior notes until maturity.

Amount	Coupon		Maturity
Secured notes:

$5.5 million	7.310%		2012
$4.7 million	6.000%		2012
$12.7 million	4.950%		2014
$8.6 million	5.990%		2015
$9.3 million	5.780%		2015
$7.9 million	5.760%		2016
$41.5 million	6.030%		2016
$11.9 million	7.360%		2016
$41.3 million	5.670%		2017
$265.0 million	5.680%		2017
$175.0 million	2.855	%(1)	2019
$4.1 million	6.750%		2022
$13.7 million	6.140%		2023
$8.1 million	5.710%		2026
$13.0 million	6.060%		2027

(1) Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%.  The coupon rate represents the floating interest rate at September 30, 2011.

Our secured notes are collateralized by 23 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 4.9% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2011.  As of September 30, 2011, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheet totaled ($15.6) million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at September 30, 2011, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $18.0 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at September 30, 2011, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $60 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date, and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of our fixed rate senior unsecured notes are publicly traded.  We have in the past and may in the future occasionally take advantage of market opportunities to repurchase notes which may also mitigate future refinancing risks.

Although we have no present plans to do so, we may in the future enter other hedge arrangements to mitigate our exposure to changes in interest rates.

At September 30, 2011, $235.0 million was outstanding and $515.0 million was available for drawing under our unsecured revolving credit facility, and we had $400.0 million of floating rate term debt outstanding. Our revolving credit facility, as amended in October 2011, matures in October 2015 and includes a conditional option for us to extend the maturity by one year to October 2016. Repayments under our revolving credit facility may be made at any time without penalty. Our term loan was amended in October 2011 to increase borrowings to $557.0 million and to extend the maturity date to December 2016 for $500.0 million of the term loan. We agreed to repay on December 16, 2012 lenders representing $57.0 million who were unable to commit to amended terms. We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. The weighted average interest rate payable on our revolving credit facility and term loan was 2.2% during the nine months ended September 30, 2011. A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year

At September 30, 2011	2.2%	$635,000	$13,970
10% reduction	2.0%	$635,000	$12,700
10% increase	2.4%	$635,000	$15,240

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility or other floating rate debt.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At September 30, 2011 and at November 2, 2011, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  We do not believe a 10% change in foreign currency exchange rates used to convert our 2011 Australian operating results to U.S. dollars would be material to our current year consolidated earnings.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•      OUR TAX STATUS AS A REIT,

•      OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•      OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•      OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

•      CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR AMENDED CREDIT FACILITY IS SUBJECT TO US SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•      INCREASING THE MAXIMUM BORROWINGS UNDER OUR AMENDED CREDIT FACILITY AND OUR AMENDED TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•      OUR PENDING ACQUISITIONS AND DISPOSITIONS ARE CONTINGENT UPON COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CLOSING CONDITIONS.  ACCORDINGLY, SOME OR ALL OF THESE PURCHASES AND SALES MAY BE DELAYED OR MAY NOT OCCUR,

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

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE TERMS OF VARIOUS TRANSACTIONS BETWEEN US AND SNH WERE REVIEWED AND APPROVED BY SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND SNH’S BOARD OF TRUSTEES COMPOSED SOLELY OF INDEPENDENT TRUSTEES WHO ARE NOT ALSO TRUSTEES OF THE OTHER PARTY TO THE TRANSACTION, THAT WE AND THEY WERE REPRESENTED BY SEPARATE COUNSEL AND THAT OUR COMPENSATION COMMITTEE, WHICH IS COMPOSED OF OUR INDEPENDENT TRUSTEES, APPROVED THE RECENT AMENDMENT TO OUR BUSINESS MANAGEMENT AGREEMENT THAT WE ENTERED INTO WITH RMR.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE SALE PRICES AND OTHER TERMS OF THESE TRANSACTIONS ARE AS FAVORABLE TO US AS THOSE WE COULD OBTAIN IN SIMILAR TRANSACTIONS WITH UNRELATED THIRD PARTIES.  HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT, AND

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH GOV, SNH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN OUR ANNUAL REPORT AND HEREIN, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.  Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained in this Quarterly Report on Form 10-Q under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data.  We purchase some of our information technology from vendors, on whom our systems depend.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 73,050 common shares of beneficial interest, par value $0.01 per share, valued at $19.96 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

On November 1, 2011, we and RMR amended our business management agreement under which RMR provides business management services to us.  The amendment was approved by our compensation committee, which is composed solely of our Independent Trustees.

The business management agreement provides, among other things, that RMR is entitled to a management fee at an annual rate equal to a percentage of our average invested capital, determined as specified in the business management agreement.  The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250.0 million of such investments, and 0.5% thereafter, and 1.0% of the average historical cost of our real estate investments located outside of the United States, Puerto Rico and Canada (subject to RMR’s waiver of half of this fee with respect to our investments in Australia so long as our business and property management agreement with MacarthurCook Fund Management Limited with respect to those investments is in effect and we or any of our subsidiaries are paying the fees under that agreement).  In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares.

As amended, in determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another real estate investment trust to which RMR provides business management or property management services, or an RMR Managed REIT, will be equal to the applicable selling RMR Managed REIT’s historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties.

In the business management agreement we acknowledge that RMR will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another RMR Managed REIT.  The amendment added a provision that, with certain exceptions, if we determine to offer for sale or long term ground lease any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or lease to that RMR Managed REIT and negotiate in good faith for such purchase or lease.  If we and the other RMR Managed REIT do not reach an agreement within 15 days, we will be free to pursue the proposed transaction with others upon the same or substantially similar terms offered and for a price that is not less than 90% of the offered price.

The above description of the amendment to the business management agreement is qualified in its entirety by reference to the amended and restated business management agreement, a copy of which is filed as Exhibit 10.16 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

For additional information about the relationships among us, our Trustees, our executive officers, RMR and certain other RMR Managed REITs and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Part I of this Quarterly Report on Form 10-Q, including Note 13 to the Notes to our Condensed Consolidated  Financial Statements included in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Item 2 and “Warning Concerning Forward Looking Statements”, which are incorporated herein by reference, as well as our other filings with the SEC that are referred to in those items.

Item 6.  Exhibits

10.1         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 3043 Walton Road, Plymouth Meeting, PA). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.2         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 2200 County Road C West, Roseville, MN). (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.3         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 200 Old County Road, Mineola, NY). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.4         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5823 Wildwaters Parkway, Dewitt, NY). (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.5         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1615 Lakeside Drive, Waukegan, IL). (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.6         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1675 Lakeside Drive, Waukegan, IL). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.7         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47900 Bayside Parkway, Fremont, CA). (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.8         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47211/47215 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.9         Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 7909 Parklane Road, Columbia, SC). (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.10       Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47201 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.11       Purchase and Sale Agreement, dated as of September 20, 2011, between CW Nom LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5370 Naiman Parkway, Solon, OH). (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.12       Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 11209-11211 N. Tatum Boulevard, Phoenix, AZ). (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.13       Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 475 Virginia Drive, Ft Washington, PA). (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-09317)

10.14       Second Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2011, filed with the SEC on October 20, 2011, File No. 001-09317)

10.15       First Amendment to Term Loan Agreement, dated as of October 26, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011, filed with the SEC on October 28, 2011, File No. 001-09317)

10.16       Amended and Restated Business Management Agreement, dated as of November 1, 2011, between the Company and Reit Management & Research LLC. (filed herewith)

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

31.1         Rule 13a-14(a) Certification. (filed herewith)

31.2         Rule 13a-14(a) Certification. (filed herewith)

31.3         Rule 13a-14(a) Certification. (filed herewith)

32.1         Section 1350 Certification. (furnished herewith)

101.1       The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: November 7, 2011

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2011