Form 10-K
period 2011-12-31
CommonWealth REIT
filed 2012-02-27
CIK 803649

Use these links to rapidly review the document

Table of Contents 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9317

COMMONWEALTH REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: 617-332-3990

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
7 1/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/4% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7.50% Senior Notes due 2019	New York Stock Exchange

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.9 billion based on the $25.84 closing price per common share for such stock on the New York Stock Exchange on June 30, 2011. For purposes of this calculation, an aggregate of 279,613 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 250,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

           Number of the registrant's common shares outstanding as of February 22, 2012: 83,721,736.

           References in this Annual Report on Form 10-K to the "Company", "CWH", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise. All share amounts in this Annual Report on Form 10-K give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our to be filed definitive Proxy Statement for the 2012 Annual Meeting of Shareholders scheduled to be held on May 8, 2012, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  THE CREDIT QUALITY OF OUR TENANTS,

  •
  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

  •
  OUR ACQUISITIONS AND SALES OF PROPERTIES,

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM THE PROPOSED INITIAL PUBLIC OFFERING AND FINANCING OF OUR WHOLLY OWNED SUBSIDIARY, SELECT INCOME REIT, OR SIR, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, SENIOR

    HOUSING PROPERTIES TRUST, OR SNH, SIR AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

  •
  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS OR LEASE TERMS FOR NEW PROPERTIES, OR BE ABLE TO COMPLETE ACQUISITIONS,

  •
  OUR PENDING ACQUISITIONS ARE CONTINGENT UPON COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CONDITIONS. ACCORDINGLY, SOME OR ALL OF THESE PURCHASES MAY BE DELAYED OR MAY NOT OCCUR,

  •
  THE INITIAL PUBLIC OFFERING OF SIR MAY NOT BE COMPLETED AND SIR COULD REMAIN A WHOLLY OWNED SUBSIDIARY OF OURS. IF SIR IS NOT SUCCESSFUL IN COMPLETING ITS INITIAL PUBLIC OFFERING, IT MAY BE UNABLE TO REPAY AMOUNTS OWING TO US, AND WE MAY NOT BE ABLE TO REDUCE AMOUNTS OUTSTANDING UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  THE DISTRIBUTIONS WE RECEIVE FROM GOV MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE TERMS OF VARIOUS TRANSACTIONS BETWEEN US AND SNH WERE REVIEWED AND APPROVED BY SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND SNH'S BOARD OF TRUSTEES COMPOSED SOLELY OF INDEPENDENT TRUSTEES WHO ARE NOT ALSO TRUSTEES OF THE OTHER PARTY TO THE TRANSACTION, THAT WE AND THEY WERE REPRESENTED BY SEPARATE COUNSEL AND THAT OUR COMPENSATION COMMITTEE, WHICH IS COMPOSED OF OUR INDEPENDENT TRUSTEES, APPROVED THE RECENT AMENDMENT TO OUR BUSINESS MANAGEMENT AGREEMENT THAT WE ENTERED INTO WITH RMR. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE SALE PRICES, FEES WE PAY AND OTHER TERMS OF THESE TRANSACTIONS ARE AS FAVORABLE TO US AS THOSE WE COULD OBTAIN IN SIMILAR TRANSACTIONS WITH UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH, RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, SNH, GOV, SIR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

        This report includes references to a registration statement filed by our subsidiary, Select Income REIT, or SIR, for an offering of common shares. That registration statement has been filed with the Securities and Exchange Commission but has not yet become effective. SIR's common shares may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or a solicitation of an offer to buy, nor shall there be any sale of SIR's common shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

COMMONWEALTH REIT
2011 FORM 10-K ANNUAL REPORT

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

        As of December 31, 2011, we owned 516 properties for a total investment of $7.2 billion at cost (less impairments), and a depreciated book value of $6.3 billion. Our portfolio includes 317 office properties with 40.0 million square feet and 199 industrial & other properties with 32.3 million square feet. Our 199 industrial & other properties include 17.9 million square feet of leased industrial and commercial lands in Oahu, Hawaii. Also, 11 of our total properties with 1.8 million square feet are located in Australia. In addition, we owned 9,950,000, or 21.1%, at December 31, 2011, of the common shares of beneficial interest of Government Properties Income Trust, or GOV, a former subsidiary that is now separately listed on the New York Stock Exchange, or the NYSE. GOV is a REIT that owns properties that are majority leased to government tenants.

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

        Investment Policies.    In evaluating potential investments and asset sales, we consider various factors, including but not limited to the following:

  •
  the historic and projected rents received and likely to be received from the property;

  •
  the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties;

  •
  the growth, tax and regulatory environments of the market in which the property is located;

  •
  the quality, experience and credit worthiness of the property's tenants;

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

        We generally prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

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

        Disposition Policies.    From time to time we consider the sale of properties or investments. Disposition decisions are made based on a number of factors including those set forth above under Investment Policies and the following:

  •
  the proposed sale price;

  •
  the strategic fit of the property or investment with the rest of our portfolio and our plans; and

  •
  the existence of alternative sources, uses or needs for capital.

        In addition, under our business management agreement with Reit Management & Research LLC, or RMR, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition.

        Financing Policies.    We currently have a $750.0 million revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we refinance with equity or long term debt. This credit facility matures in October 2015, and includes an option for us to extend the facility for one year to October 2016. The annual interest payable for amounts drawn under the facility is LIBOR plus 125 basis points, subject to adjustments based on our credit ratings. At December 31, 2011, $100.0 million was outstanding under our revolving credit facility.

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

        Manager.    Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. Adam D. Portnoy is also our President. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to GOV, Hospitality Properties Trust, or HPT, and SNH, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Vern D. Larkin, Senior Vice President; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark Young, Senior Vice President. Adam D. Portnoy, David M. Lepore and John C. Popeo are also our executive officers, and John A. Mannix was our President and Chief Operating Officer until January 2011. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 22, 2012, RMR had approximately 740 full time employees, including a headquarters staff and regional offices and personnel located throughout the United States.

        Select Income REIT.    On December 22, 2011, our wholly owned subsidiary, Select Income REIT, or SIR, filed a registration statement with the Securities and Exchange Commission, or the SEC, for an initial public offering, or IPO, of common shares as a REIT that is focused on owning and investing in net leased, single tenant properties. If the SIR registration statement becomes effective and the IPO is completed, we expect to continue to own a majority of SIR's common shares after the completion of the offering and because of our retained majority interest in SIR, we expect SIR will remain one of our consolidated subsidiaries. On February 16, 2012, we transferred 251 properties (approximately 21.4 million rentable square feet) to SIR, including substantially all of our commercial and industrial properties located in Oahu, HI and 23 suburban office and industrial properties located throughout the mainland U.S. In exchange for our contribution of 251 properties to SIR, we received 22.0 million SIR common shares and a $400.0 million demand promissory note, or the Demand Note. We expect that SIR would use net proceeds of its proposed IPO to repay in part amounts outstanding under the Demand Note. Upon completion of the IPO, SIR expects to enter into a $500.0 million bank facility with a group of commercial banks. Upon completion of the IPO, SIR intends to borrow under the bank facility to repay the balance of the Demand Note and reimburse us for the costs we incurred in organizing SIR, establishing its bank facility and preparing for its IPO. There can be no assurance that SIR will be successful in completing its share offering and establishing the bank facility or that it will have the funds to repay the Demand Note or to reimburse us for the costs we incurred in organizing SIR.

        In order to govern the separation of SIR from us, upon completion of the IPO, we intend to enter into a transaction agreement with SIR. We expect that the transaction agreement will provide, among other things, that (1) the current assets and liabilities of the properties to be transferred to SIR will, as of the time of the closing of the IPO of SIR's common shares, be settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (2) SIR will indemnify us with respect to any liability relating to any property transferred to it by us, including any liability which relates to periods prior to SIR's formation.

        Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of SIR. In addition, if the IPO is completed, it is currently expected that Mr. William Lamkin, one of our Independent Trustees, will serve as an independent trustee of SIR.

        If the SIR IPO is completed, we also expect that RMR will provide business and property management services to SIR. We expect that SIR will enter into management agreements with RMR which are on terms that are substantially similar to our management agreements with RMR. Accordingly, our management fees to RMR may be reduced by the amount of the management fees that would have otherwise been payable by us with respect to properties contributed by us to SIR. The SIR IPO will not occur unless, among other things, the SEC has declared the registration statement to be effective and underwriters have agreed to purchase and distribute the shares proposed to be offered by SIR. In addition, we may determine in our discretion, due to market conditions or otherwise, not to proceed with the SIR IPO. Accordingly, there can be no assurance that the IPO will occur.

        Competition.    Investing in and operating office and industrial real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

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

        Some of our industrial lands in Oahu, HI have been historically used for environmentally dangerous purposes and we do not have any insurance designated to limit losses at these properties that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2011, we have reserved approximately $12.2 million for environmental liabilities for our industrial lands in Oahu, HI. The environmental reserve we have applied to our industrial lands in Oahu, HI historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, we may have to engage in potentially expensive environmental clean up at these properties in the future, especially if we change the use of these properties.

        Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any asbestos other than at one building in Monroeville, PA where we are renovating the property for new tenants. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed.

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

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. For more information, see "Risk Factors—Risks Related to Our Business—Acquisition and ownership of real estate is subject to environmental and climate change risks."

        Internet Website.    Our internet website address is www.cwhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company, regulated investment company, REIT or other financial institution;

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

        The sections of the Internal Revenue Code of 1986, as amended, or the IRC, that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        The conversion formula of our series D cumulative convertible preferred shares and our series E cumulative redeemable preferred shares may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a shareholder receives upon conversion. Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions. In general, a shareholder that holds our series D cumulative convertible preferred shares or our series E cumulative redeemable preferred shares would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a shareholder's adjusted tax basis in, as applicable, series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of, as applicable, the series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions. A shareholder may also receive a constructive distribution if a conversion of its series D cumulative convertible preferred shares or its series E cumulative redeemable preferred shares is accompanied by a change in the conversion formula.

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

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2011 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we have net income from prohibited transactions—that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor—we will be subject to tax on this income at a 100% rate.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree. As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

  •
  In 2010, we acquired office and industrial properties in Australia. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under currently applicable law and through available tax concessions, for which we have received a favorable Australian private letter ruling, we have minimized the Australian income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

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

        Our Wholly Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We have invested and may invest in real estate both through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. (For our 2001 through 2008 taxable years, no more than 20% of the total value of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our taxable REIT subsidiaries; before the introduction of taxable REIT subsidiaries in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a taxable REIT subsidiary of ours must:

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

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which we intend for the subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

        Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate. Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for as long as we own more than 9.8% of GOV's outstanding shares, we and GOV have agreed to limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we have also agreed to take reasonable actions to facilitate the REIT status under the IRC of the other; if SIR should cease to be our wholly owned subsidiary, we expect to enter into a similar arrangement with SIR. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws and in our agreements with GOV and SIR will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

  •
  engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

Our Relationship with GOV

        Our formation of GOV, followed by GOV's issuance of its shares to the public in its IPO impacted our own REIT qualification and taxation under the IRC in the following manner.

        Formation of GOV.    Prior to its IPO, GOV and its wholly owned subsidiaries were wholly owned by us. During this period, GOV and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of GOV and its subsidiaries during this period, including in particular the outstanding indebtedness on the GOV credit facility, were treated as ours. Under the transaction agreement we entered into with GOV at the time of GOV's IPO, or the

GOV transaction agreement, the federal income tax liabilities and federal income tax filings for GOV and its subsidiaries for this period are our responsibility.

        Our Taxation upon GOV's IPO.    When GOV first issued shares to persons other than us, or the GOV Effective Time, GOV ceased to be wholly owned by us. As a consequence, GOV and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, GOV became regarded as a separate corporation that we believe satisfied the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate GOV. In particular, there was a "Deemed Exchange" for federal income tax purposes at the time when GOV ceased to be wholly owned by us, and this Deemed Exchange encompassed the following features:

  •
  The cash, assets, and liabilities distributed from GOV to us prior to its issuance of shares in its IPO were treated as cash, assets, and liabilities retained by us and not included in the Deemed Exchange.

  •
  The assets retained by GOV were treated as though contributed by us to GOV in the Deemed Exchange.

  •
  The liabilities retained by GOV (other than the approximately $6 million reimbursement obligation to us), including in particular the outstanding balance on the GOV credit facility, were treated as liabilities of ours that were assumed by GOV in the Deemed Exchange.

  •
  We were treated as receiving, as consideration in the Deemed Exchange, (1) the GOV shares that we owned immediately after the GOV Effective Time, (2) the liabilities retained by GOV and treated as assumed by it from us in the Deemed Exchange, plus (3) GOV's obligation to reimburse us for approximately $6 million that we advanced to GOV.

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

        First, Section 351(e) of the IRC must not have applied to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Sections 351(a) and 351(b) treatment altogether. Section 351(e) and applicable regulations provide that, if our contribution of assets to GOV in the Deemed Exchange resulted, directly or indirectly, in diversification for us, then Sections 351(a) and 351(b) would not apply to the Deemed Exchange. Because we believe GOV was a REIT beginning with its taxable year that commenced at the GOV Effective Time and because the public was viewed as having contributed cash to GOV in the Deemed Exchange, our contribution of assets to GOV in the Deemed Exchange was automatically treated as resulting in diversification for us unless the assets we contributed to GOV in the Deemed Exchange were already a diversified portfolio. That is, if the GOV portfolio was already a diversified portfolio, then the Deemed Exchange did not result in diversification for us, and thus Section 351(e) did not apply. Regulations under Section 351(e) provide a diversification standard for investment securities, including a provision that treats federal government securities as automatically diversified; but these regulations do not provide a diversification standard for real estate. Still, the IRS has over the years issued several private letter rulings on diversified real estate portfolios, in each instance concluding that the real estate portfolio in question was a diversified portfolio and thus that Section 351(e) was inapplicable. These private letter rulings do not consistently cite the same diversification factors, but cumulatively they reference similar factors such as geographic diversity, tenant diversity, lease length diversity and asset type diversity. Although private letter rulings are not precedential and cannot be relied upon by taxpayers other than the ones to whom they are addressed, they do provide insight into how the IRS interprets and applies the federal income tax law.

        We believe that the GOV real estate portfolio at the GOV Effective Time was diversified for Section 351(e) purposes, given the properties' diversity in geography, size, age, operating history and remaining lease length. We believe that having the federal government as the principal tenant in most of the GOV portfolio did not detract from the diversified nature of these properties for several reasons, including:

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

        Second, Section 357(a) provides that liabilities assumed by a transferee from a transferor, in connection with a transfer of assets from the transferor to the transferee governed by Sections 351(a) and 351(b), will not be taxable consideration to the transferor. However, Section 357(b) provides that Section 357(a) will not apply, and thus all assumed liabilities will constitute taxable consideration (up to the amount of actual realized gains), if any liability assumption in the transaction was made either with a purpose to avoid federal income tax or without a bona fide business purpose. In Revenue Ruling 79-258, 1979-2 C.B. 143, and in several subsequent private letter rulings, the IRS applied Sections 357(a) and 357(b) to conclude that a proportional part of the total debt of a parent corporation can be allocated to the properties and assets contributed to a new subsidiary and that this proportional part can be assigned to and assumed by the subsidiary as follows: the subsidiary may assume a new debt, the loan proceeds of which are used by the parent to pay down the parent's other, older debt. In effect, the new debt is successor indebtedness of the parent which has been proportionately assigned to and assumed by the subsidiary. We and GOV attempted to structure the Deemed Exchange so as to come within the principles articulated in these published and private rulings, and we believe that we did so. For example, based on our computations, in the Deemed Exchange we and GOV believe that we allocated, and therefore that GOV assumed in the form of the GOV credit facility and GOV's other liabilities, no more than a proportional part of our overall indebtedness prior to the Deemed Exchange. Accordingly, we believe that GOV's assumption of liabilities from us in the Deemed Exchange was nontaxable consideration to us under Section 357(a) of the IRC.

        Third, related to but perhaps distinct from the preceding issue under Sections 357(a) and 357(b) of the IRC, Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases apply a judicial recharacterization rule to pre-transaction dividends funded from newly borrowed proceeds. Under this case law, part or all of a pre-transaction dividend funded from a new borrowing is recharacterized as a taxable sale for cash, if the borrowing is paid off post-transaction with proceeds from cash investors, and if the new borrowing is temporary and supported by the impending cash investment. This case law, to the extent it was applicable to our transactions with GOV, would have overturned our nontaxable treatment of the debt-funded cash dividend paid by GOV to us prior to the Deemed Exchange, and instead would have recharacterized that cash flow as our cash sale of a portion of GOV to the new public shareholders of GOV, a characterization which would have rendered Sections 351(a) and 351(b) of the IRC inapplicable. For a number of reasons, we believe that this case law did not apply to our transactions with GOV, and thus that the Deemed Exchange was properly governed by Sections 351(a), 351(b) and 357(a) of the IRC. As discussed above, under the authority of Revenue Ruling 79-258, 1979-2 C.B. 143, and subsequent private letter rulings, the GOV credit facility and the dividend to us funded from that credit facility were not properly viewed as a new borrowing and associated dividend, but instead as the mechanism by which no more than a proportional amount of our overall debt was fairly assigned to and assumed by GOV. Further, the GOV credit facility and the associated dividend were put in place and completed before the outcome of GOV's IPO was known. In our view, this timing not only demonstrates that the GOV credit facility and associated dividend were a separate, independent step from its IPO for federal income tax purposes, but also demonstrates that the lenders underwriting GOV's credit facility, which had a four-year term inclusive of renewal options, looked to the security of GOV's portfolio and revenues rather than the success of GOV's IPO. In addition, when the GOV credit facility was put in place, the amount of cash that might have been raised in a potential IPO was not known, and thus that cash amount could have been greater than or less than the amount outstanding on the GOV credit facility at the GOV Effective Time. Finally, the case law at issue involves pre-transaction dividends where the underlying transaction is already a sale of subsidiary stock between a seller and a buyer, typically for cash, and so the effect of the judicial recharacterization is merely to convert the subject dividend proceeds into additional sale proceeds. However, our transactions with GOV and the Deemed Exchange were different because there was no sale by us to the public of GOV shares included in the baseline set of transactions, and we thus believe it would have been improper to recharacterize a pre-transaction dividend as a sale in circumstances in which no sale is formally occurring.

        Consequences if Deemed Exchange Were Taxable.    Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for specified amounts that we advanced to GOV. However, upon review the IRS or a court might conclude otherwise. For example, contrary to Sullivan & Worcester LLP's opinion and our belief, the IRS or a court might take one or more of the following views: that the GOV portfolio was not a diversified portfolio for purposes of Section 351(e) of the IRC; that the assumption of liabilities by GOV from us in the Deemed Exchange was governed by Section 357(b) rather than Section 357(a) of the IRC; or that the debt-funded cash dividend paid by GOV to us was properly recharacterized as sale proceeds that preclude the application of Sections 351(a) and 351(b) of the IRC. If we were unsuccessful in challenging any such adverse determination, then we would recognize most or all of the taxable gain in the GOV portfolio, computed as discussed below. We expect that any taxable gain that we recognized or may be required to recognize, including the up to approximately $6 million of gain we recognized under Section 351(b), would be treated as capital gain, subject to ordinary income treatment for any depreciation recaptured under Sections 1245 and 1250 of the IRC.

        If the Deemed Exchange were not governed by Sections 351(a), 351(b) and 357(a), our recognized taxable gain in the GOV portfolio would generally have equaled our aggregate amount realized in the Deemed Exchange, minus our aggregate adjusted tax basis in the GOV portfolio immediately before the GOV Effective Time. Our aggregate amount realized in the Deemed Exchange equaled the sum of (1) the fair market value of the GOV shares that we owned immediately after the GOV Effective Time, (2) the liabilities that GOV was treated as assuming from us in the Deemed Exchange, and (3) the approximately $6 million reimbursement obligation from GOV to us. Employing the valuation methodologies described below, we estimate that, if contrary to our expectation we recognized significant gain as a result of the Deemed Exchange, then this taxable gain would have been approximately $85 million.

        In computing our aggregate amount realized, we were required to value for federal income tax purposes the GOV shares that we owned immediately after the GOV Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the GOV shares that we owned immediately after the GOV Effective Time, versus (2) the average of the reported high and low trading prices for the GOV shares in the public market on the date of the GOV Effective Time (called the "GOV Initial Price"). Because of the factual nature of the value of GOV shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of GOV shares generally, or on the valuation of the GOV shares that we owned immediately after the GOV Effective Time. Nevertheless, we believe that the per share fair market value of any and all GOV shares at the GOV Effective Time was properly valued at the GOV Initial Price for federal income tax purposes. Accordingly, the GOV Initial Price will be used for all of our tax reporting, including for purposes of computing any gain we may have recognized in the Deemed Exchange.

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

        Our Investment in GOV.    Following the GOV Effective Time, we owned and continue to own a significant amount, in excess of 10%, of GOV shares. In general, our aggregate initial tax basis in these shares equaled our aggregate adjusted tax basis in the GOV portfolio immediately before the GOV Effective Time, minus the liabilities accrued for federal income tax purposes and assumed by GOV from us in the Deemed Exchange, plus any gain we recognized in the Deemed Exchange, minus the approximately $6 million reimbursement obligation received by us from GOV. As discussed above, we believe that we did not recognize, and our counsel Sullivan & Worcester LLP opined that we should not have recognized, any gain in the Deemed Exchange, except up to the extent of GOV's approximately $6 million reimbursement obligation to us.

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

        As discussed above, the GOV transaction agreement contains provisions that require GOV and us, due to our ongoing affiliation, to refrain from taking actions that may jeopardize the other's qualifications as a REIT under the IRC. For example, each of us is obligated to limit its investment in any tenant of the other, so that neither owns more than 4.9% of any such tenant, and each of us is obligated to cooperate reasonably with the other's requests motivated by REIT qualification and taxation.

Our Relationship with SIR

        As discussed further above, on December 22, 2011, SIR, our wholly owned subsidiary, filed a registration statement with the SEC for a sale of SIR's common shares to the public in its IPO. If the SIR registration statement becomes effective and the IPO is completed, we expect to continue to own a majority of SIR's common shares after the completion of the offering. Our formation of SIR, followed by SIR's possible issuance of its common shares to the public in an IPO in the manner currently contemplated by us, would impact our own REIT qualification and taxation under the IRC in the manner described below. The proposed IPO may change or may not occur. There can be no assurance that SIR will be successful in completing a share offering and the related transactions described above.

        Formation of SIR.    While SIR and its wholly owned subsidiaries remain wholly owned by us, SIR and those subsidiaries are disregarded as entities separate from us for federal income tax purposes, either under the regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of SIR and its subsidiaries during this period are treated as ours. Under the transaction agreement we expect to enter into with SIR at the time of SIR's IPO, or the expected SIR transaction agreement, the federal income tax liabilities and federal income tax filings for SIR and its subsidiaries for this period are our responsibility.

        Our Taxation if SIR's IPO Occurs.    To summarize the applicable federal income tax consequences to us of SIR's IPO, the following discussion assumes that SIR will successfully issue its shares to the public in an IPO in the manner currently contemplated, as more fully described above. Upon SIR first issuing shares to persons other than us, or the SIR Effective Time, SIR would cease to be wholly owned by us. As a consequence, SIR and its subsidiaries would cease to be our disregarded entities for federal income tax purposes. Instead, at that time, SIR would become regarded as a separate corporation that is expected to satisfy the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries would cease to be treated as part of us and become disregarded entities treated as part of the newly separate SIR. In particular, there would be a "Deemed Exchange" for federal income tax purposes at the time when SIR ceases to be wholly owned by us, and this Deemed Exchange would encompass the following features:

  •
  The cash, assets, and liabilities, if any, distributed from SIR to us prior to its issuance of shares in its IPO would be treated as cash, assets, and liabilities retained by us and not included in the Deemed Exchange.

  •
  The assets retained by SIR would be treated as though contributed by us to SIR in the Deemed Exchange.

  •
  The liabilities retained by SIR (other than SIR's $400 million note described above and reimbursement obligations to us) would be treated as liabilities of ours that were assumed by SIR in the Deemed Exchange.

  •
  We would be treated as receiving, as consideration in the Deemed Exchange, (1) the SIR shares that we owned immediately after the SIR Effective Time, (2) the liabilities retained by SIR and treated as assumed by it from us in the Deemed Exchange, plus (3) SIR's $400 million note and reimbursement obligations to us.

        Based on representations from us and from SIR, our tax counsel, Sullivan & Worcester LLP, is expected to opine that, because the initial SIR portfolio of properties is sufficiently diversified in terms of tenants, size, age, operating history and remaining lease length, Section 351(e) of the IRC should not apply, and accordingly the Deemed Exchange should be governed by Sections 351 and 357 of the IRC, rather than Section 1001 of the IRC.

        However, because SIR's $400.0 million note and reimbursement obligations to us would be treated as nonqualifying consideration under Section 351(b) of the IRC, we would expect to recognize almost all of our realized tax gains from the Deemed Exchange whether Sections 351 and 357 apply or whether instead Section 1001 applies. Also, in either such case, because we expect to own more than 50% of SIR following its IPO, we expect most of our recognized tax gains to be ordinary gains pursuant to Section 1239 of the IRC.

        In computing our aggregate amount realized, we would be required to value for federal income tax purposes the SIR shares that we own immediately after the SIR Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the SIR shares that we own immediately after the SIR Effective Time, versus (2) the average of the reported high and low trading prices for the SIR shares in the public market on the date of the SIR Effective Time (called the "SIR Initial Price"). Because of the factual nature of the value of SIR shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of SIR shares generally, or on the valuation of the SIR shares that we would continue to own immediately after the SIR Effective Time. Nevertheless, we believe that the per share fair market value of any and all SIR shares at the SIR Effective Time may be valued at the SIR Initial Price for federal income tax purposes. Accordingly, we intend to use the SIR Initial Price for all of our tax reporting, including for purposes of computing any gain we may recognize in the Deemed Exchange.

        Prior to the Deemed Exchange, we expect to hold the assets comprising the SIR portfolio for investment with a view to long-term income production and capital appreciation, and the conversion of SIR into a separate REIT by means of its IPO represented a new, unique opportunity to realize the value of that investment. Accordingly, we believe that any gains we may recognize in the SIR portfolio as a result of the Deemed Exchange will not be subject to the 100% penalty tax of Section 857(b)(6) of the IRC, described above, applicable to gains from the disposition of inventory or other property held primarily for sale to customers. Moreover, we believe that any such recognized gains from the Deemed Exchange would qualify as gains from disposition of real property, and therefore would count favorably toward our compliance with the 75% and 95% gross income tests, as described above.

        If in a later year it is ultimately determined, contrary to our expectation, that we recognized additional gain or income as a result of the Deemed Exchange, then we may be required to amend our tax reports, including those sent to our shareholders, and we would owe federal income tax on the undistributed gain and income unless we elect to pay a sufficient deficiency dividend to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain or income is recognized, but an interest charge would be imposed upon us for the delay in distribution.

        Our Investment in SIR.    As discussed above, we expect to continue to own a majority of SIR's common shares after the completion of the IPO if it occurs. For any of our taxable years in which SIR qualifies as a REIT, our investment in SIR would count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR shares would count as qualifying income under the 75% and 95% gross income tests, all as described above. However, because after its IPO we cannot necessarily control SIR's compliance with the federal income tax requirements for REIT qualification and taxation, we expect to join with SIR in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective at the SIR Effective Time, and we may reaffirm this protective election with SIR every January 1 thereafter, unless and until our ownership of SIR falls below 9.8%. Pursuant to this protective taxable REIT subsidiary election, we believe that even if SIR is not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that SIR's failure to qualify as a REIT would not jeopardize our own qualification as a REIT, even though we own more than 10% of it.

        As discussed above, the expected SIR transaction agreement is expected to contain provisions that require SIR and us, due to our ongoing affiliation, to refrain from taking actions that may jeopardize the other's qualifications as a REIT under the IRC. For example, each of us may be obligated to limit its investment in any tenant of the other, so that neither owns more than 4.9% of any such tenant, and each of us may be obligated to cooperate reasonably with the other's requests motivated by REIT qualification and taxation.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the specified period (generally, ten years) could be subject to tax under these rules. However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2012).

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, the maximum federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our series D cumulative convertible preferred shares, or on our series E cumulative redeemable preferred shares) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

        In contrast to the typical redemption of preferred shares for cash only, discussed above, if a U.S. shareholder receives a number of our common shares as a result of a conversion or repurchase of series D cumulative convertible preferred shares or of series E cumulative redeemable preferred shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (1) the excess, if any, of the value of the cash and common shares received over such shareholder's adjusted tax basis in, as applicable, its series D cumulative convertible preferred shares or its series E cumulative redeemable preferred shares surrendered or (2) the cash received. Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares, as applicable, to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder's continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain. A U.S. shareholder's basis in its common shares received would be equal to the basis for, as applicable, the series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares surrendered, less any cash received plus any income or gain recognized. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for, as applicable, the series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares surrendered. If, in addition to common shares, upon conversion or repurchase a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion or repurchase.

        A U.S. shareholder generally will not recognize any income, gain or loss upon conversion of series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares into common shares except with respect to cash, if any, received in lieu of a fractional common share. A U.S. shareholder's basis in its common shares received would be equal to the basis for, as applicable, the series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares surrendered, less any basis allocable to any fractional share exchanged for cash. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for, as applicable, the series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares surrendered. Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share. Accordingly, receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share. If, in addition to common shares, upon conversion a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.

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

        Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

        Non-U.S. stockholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. stockholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. stockholder may file for a refund from the IRS for the amount that the non-U.S. stockholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our series D cumulative convertible preferred shares or our series E cumulative redeemable preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, future regulations will provide that such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2015. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares and our preferred shares have been and will remain widely held, and we expect the same to be true of any additional class of preferred shares that we may issue, but we can give no assurances in this regard.

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

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.

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

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilization in 2009 and improvement in 2010 and 2011, it remains unclear when the economy will fully recover to pre-recession levels. Continued weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

We may be unable to access the capital necessary to repay debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we are generally not able to retain sufficient cash from operations to repay debts, invest in our properties and fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We are currently dependent upon economic conditions in our six core markets: Metro Philadelphia, Pennsylvania; Oahu, Hawaii; Metro Chicago, Illinois; Metro Denver, Colorado; Australia and Metro Washington, DC.

        Approximately 41.6% of our revenues in fiscal year 2011 were derived from properties located in our six core markets: Metro Philadelphia, PA; Oahu, Hawaii; Metro Chicago, IL; Metro Denver, CO; Australia and Metro Washington, DC. A continued slowing in economic conditions in these markets will likely result in reduced demand from tenants for our properties. A significant economic downturn in one or more of these areas could adversely affect our results of operations.

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

        Also, we face competition for acquisition opportunities from other investors, and this competition may subject us to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in our business; and

  •
  competition from other real estate investors may significantly increase the purchase price we must pay to acquire properties, especially as access to debt capital becomes more readily available and lending terms become more lenient.

Our failure or inability to meet certain terms of our term loan and revolving credit facility would adversely affect our business and may prevent our paying distributions to you.

        Both our term loan and revolving credit facility include various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our term loan or our revolving credit facility at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment. Any default under our term loan or our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline and may prevent our paying distributions to our shareholders.

Increasing interest rates may adversely affect us and the value of an investment in our securities.

        Interest rates are currently at historically low levels and may increase. There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our securities:

  •
  Funds borrowed under our term loan and revolving credit facility and certain of our other debt bear interest at variable rates. As of December 31, 2011, we had approximately $657.0 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

Changes in the government's requirements for leased space may adversely affect us.

        Approximately 2% of our total rents pursuant to existing leases as of December 31, 2011, come from government tenants. Many of our leases with government agencies allow the tenants to vacate the leased premises before the stated term expires with little or no liability. Historically, our government tenants have only rarely exercised lease termination rights and have regularly renewed leases. Nonetheless, for fiscal policy reasons, security concerns or otherwise, some or all of our government tenants may decide to vacate our properties. If a significant number of such terminations occur, our income and cash flow may materially decline and our ability to pay regular distributions to shareholders may be jeopardized.

Our acquisitions may not be successful.

        Our business strategy contemplates acquisitions of additional properties. We cannot assure investors that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our property acquisitions may cause us to experience losses.

Acquisition and ownership of real estate is subject to environmental and climate change risks.

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental investigation and clean up at, or near, our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

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

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

  •
  asbestos/lead/mold related liabilities and costs of containment or removal and other environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent properties or other parties.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2011, we had $3.6 billion in debt outstanding, which was 50.1% of our total book capitalization. Our note indenture, revolving credit facility and term loan permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. Some of these systems are owned by RMR. We and RMR purchase some of our information technology from vendors, on whom our systems depend. We and RMR rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent shareholders from receiving a takeover premium or implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning directly and by attribution more than 9.8% of the number or value of shares of any class or series of our outstanding shares. These provisions may assist with our REIT compliance under the IRC. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year and, in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees";

  •
  limitations on the ability of, and various requirements that must be satisfied in order for, our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the chief executive officer, a majority of the Independent Trustees, the Board of Trustees or the holders of a majority of our shares entitled to vote at such meeting may call shareholder meetings;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class of shares created by our Board of Trustees.

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

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our shares and our ability to make distributions to our shareholders.

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

        Our declaration of trust and indemnity contracts require us to indemnify any present or former Trustee or officer to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with GOV, SNH and RMR and shareholder litigation against us or our Trustees and officers may be referred to arbitration proceedings.

        Our contracts with GOV, SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against GOV, SNH, RMR or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs under the IRC.

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

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

Risks Related to Our Relationship with RMR and its Affiliates

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR, and as a result our expenses may increase.

Our management structure and our manager's other activities may create conflicts of interest or create the perception of conflicts of interest.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as making our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our individual operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy serves as President, Chief Executive Officer and a director, of RMR. Adam Portnoy is also our President. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other NYSE-listed REITs: SNH, which primarily owns healthcare, senior living properties and medical office buildings; HPT, which owns hotels and travel centers; and GOV, which owns properties that are majority leased to government tenants. RMR also provides management services to other public and private companies, including Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals, TA, which operates and franchises travel centers, and Sonesta, which operates, manages and franchises hotels. Additionally, if and when our subsidiary, SIR, completes its IPO, we expect SIR to enter into management agreements with RMR. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us, SNH and GOV, and if its offering is completed, SIR, may create potential conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon increases in our funds from operations, as defined in our business management agreement with RMR. We also pay RMR property management fees based in part upon the gross rents we collect from tenants and the cost of construction we incur. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility and our term loan unless approved by a majority of our lenders. RMR can terminate its management agreements with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for your shares.

Provisions in our transaction agreements with other RMR managed entities and our management agreements with RMR may restrict our investment activities and create conflicts of interest or the perception of conflicts of interest.

        RMR's management agreements with us restrict our ability to make investments in properties that are within the investment focus of another business now or in the future managed by RMR. In addition, RMR has discretion to determine whether a particular investment opportunity is within our investment focus or that of another business managed by RMR. Under our management agreements with RMR, we have also agreed to first offer any property within the principal investment focus of another REIT to which RMR provides management services to such REIT prior to entering into any sale or other disposition arrangement with respect to such property. In addition, our transaction agreements with SNH and GOV have, and we expect our transaction agreement with SIR, which we may enter into with SIR if its offering occurs, to have, restrictions on our right to make investments in properties that are within the investment focus of those other businesses. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of other businesses managed by RMR. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant, but our management agreements afford RMR discretion to determine which leasing opportunities to present to us or to other businesses managed by RMR. There is no assurance that any conflicts created by these agreements will be resolved in our favor.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated persons and entities. Our relationship with RMR, with the other businesses and entities to which RMR provides management services, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention, even if the allegations are not substantiated.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, SNH, GOV and three other companies to which RMR provides management services each own approximately 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Additionally, if and when SIR completes its IPO, we expect that SIR will also invest in AIC and participate in this combined insurance program. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Securities

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility and term loan; none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2011, our subsidiaries had $632.3 million of secured debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

  •
  our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and our debt indenture; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan and public debt covenants, the availability of debt and equity capital to us, our normalized funds from operations, or Normalized FFO, and our expectation of our future capital requirements and operating performance. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

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

        We conduct a portion of our business in Australia since our acquisition in October 2010 of CWH Australia Trust, formerly known as MacarthurCook Industrial Property Fund, an Australian listed property trust that owned at the time ten industrial properties. We also acquired an office property in Sydney, Australia in December 2010. As of December 31, 2011, we owned 11 properties with 1.8 million square feet in various locations in Australia. Circumstances and developments related to these international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

        Although we have committed significant resources to manage our Australian business activities, if we are unable to successfully manage the risks associated with our foreign business, our non-U.S. investments could produce losses.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

        We have pursued, and may continue to pursue, growth opportunities in Australia where the U.S. dollar is not the national currency. At December 31, 2011, approximately 4.6% of our total assets were invested in Australian dollars, and we do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate any foreign currency risk. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between the Australian and U.S. dollars. More specifically, a significant change in the value of the Australian dollar may have an adverse effect on our results of operations and financial position in the future. In the future, we may try to mitigate this foreign currency risk by borrowing under debt agreements denominated in Australian dollars and, on occasion and when deemed appropriate, using derivative contracts. However, we have no present intention to do so, and if we engage in such mitigation strategies, we cannot assure you that those attempts to mitigate foreign currency risk would be successful.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        General.    At December 31, 2011, we had real estate investments totaling approximately $7.2 billion in 516 properties that were leased to approximately 2,000 tenants. Our properties are located in both central business district, or CBD, areas and suburban areas. We have concentrations of properties in six major geographic segments: Metro Philadelphia, PA; Oahu, HI; Metro Chicago, IL; Metro Denver, CO; Australia and Metro Washington, DC. For further information by geographic segment, see Note 12 to our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

        The locations of our owned real estate at December 31, 2011, were as follows (dollars in thousands):

Location	Number of Properties	Investment Amount(1)	Net Book Value(1)	Rent(2)
United States:
Alabama	10	$172,683	$166,740	$28,376
Arizona	9	161,991	142,575	26,405
Arkansas	1	3,864	3,864	—
California	56	315,332	286,537	37,163
Colorado	9	308,967	275,664	44,509
Connecticut	17	140,990	120,454	14,532
Delaware	2	57,819	40,471	5,728
District of Columbia	3	123,406	101,557	13,357
Florida	5	194,706	187,276	24,334
Georgia	31	216,839	186,333	25,229
Hawaii	57	647,104	637,312	75,627
Illinois	10	687,645	666,520	109,532
Indiana	4	102,488	87,194	13,405
Iowa	2	22,016	20,039	2,091
Kansas	41	121,446	114,277	16,357
Kentucky	1	11,597	9,565	1,167
Louisiana	1	87,640	86,985	21,848
Maryland	9	275,333	218,554	38,298
Massachusetts	14	226,764	179,247	24,261
Michigan	20	62,155	60,294	14,718
Minnesota	11	111,969	84,998	14,248
Missouri	7	59,842	52,255	7,281
New Jersey	6	185,880	167,364	33,611
New Mexico	9	51,863	40,528	7,950
New York	46	309,658	254,677	39,363
North Carolina	2	45,004	43,624	7,580
Ohio	20	203,954	180,785	30,962
Pennsylvania	30	1,065,619	796,040	147,431
South Carolina	10	67,940	59,954	7,415
Tennessee	3	53,012	45,692	6,337
Texas	26	399,864	295,824	42,350
Virginia	13	129,353	105,773	17,508
Washington	17	215,312	197,800	27,966
Wisconsin	3	130,095	123,301	21,648
Australia	11	274,082	269,989	33,537

Total real estate	516	$7,244,232	$6,310,062	$982,124

(1)
Excludes purchase price allocations for acquired real estate leases.

(2)
Rent is pursuant to existing leases as of December 31, 2011, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

        At December 31, 2011, 23 properties with an aggregate cost of $914.4 million were encumbered by mortgage notes payable totaling $632.3 million (net of premiums and discounts).

Item 3.    Legal Proceedings.

        In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: CWH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2010
First Quarter	$32.56	$25.24
Second Quarter	33.00	24.60
Third Quarter	28.00	22.89
Fourth Quarter	26.70	23.85
2011
First Quarter	$29.10	$24.08
Second Quarter	27.53	24.17
Third Quarter	26.50	17.02
Fourth Quarter	19.83	15.79

        The closing price of our common shares on the NYSE on February 15, 2012, was $20.61 per share. The share prices in the tables above for the periods prior to July 1, 2010, are adjusted to give effect to the one for four combination of our common shares that was effective on July 1, 2010.

        As of February 15, 2012, there were approximately 1,790 shareholders of record, and we estimate that as of such date there were approximately 64,000 beneficial owners of our common shares.

        In July 2010, we declared a new quarterly common share dividend rate of $0.50 per share ($2.00 per share per year). Information about distributions paid to common shareholders is summarized in the table below and reflects the one for four combination of our common shares effective July 1, 2010.

Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2010	2011
First Quarter	$0.48	$0.50
Second Quarter	0.48	0.50
Third Quarter	0.50	0.50
Fourth Quarter	0.50	0.50

Total	$1.96	$2.00

All common share distributions shown in the table above have been paid in cash. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the amount and form of distributions are made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan and public debt covenants, the availability of debt and equity capital to us, our Normalized FFO, and our expectation of our future capital requirements and operating performance. Therefore, there can be no assurance that we will continue to pay distributions in the future in cash or that the amount of any distributions we do pay will not decrease.

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

	Year Ended December 31,
Income Statement Data	2011	2010	2009		2008	2007
Total revenues	$911,948	$782,463	$764,461		$755,897	$706,563
Income (loss) from continuing operations	61,809	(61,146)	67,350		60,575	71,861
Net income(1)	109,984	135,409	164,674		244,645	124,255
Net income available for common shareholders(2)	62,999	81,755	114,006		193,977	59,453
Common distributions declared	150,074	99,374	134,741		190,302	136,239
Weighted average common shares outstanding—basic	77,428	64,703	56,055		56,617	53,590
Weighted average common shares outstanding—diluted	84,726	72,001	63,353		63,915	60,888
Earnings per common share:
Income (loss) from continuing operations available for common shareholders—basic and diluted	$0.19	$(1.24)	$0.30		$0.17	$0.13
Net income available for common shareholders—basic and diluted(2)	$0.81	$1.26	$2.03		$3.43	$1.11
Common distributions declared	$2.00	$1.48	$2.40	(3)	$3.36	$2.52

	December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Real estate properties(4)	$7,244,232	$6,357,258	$6,323,681	$6,242,257	$6,156,294
Equity investments	177,477	171,464	158,822	—	—
Total assets	7,447,026	6,588,539	6,121,321	6,016,099	5,859,332
Total indebtedness, net	3,577,331	3,206,066	2,992,650	2,889,918	2,774,160
Total shareholders' equity	3,568,517	3,131,690	2,889,066	2,921,112	2,902,883

(1)
Changes in net income result from property acquisitions and sales during all periods presented, net gains aggregating $53.9 million in 2011 from the sale of properties and the issuance of common shares by GOV, a loss of $10.4 million recognized in 2011 from asset impairment, net gains aggregating $206.9 million recognized in 2010 from the sale of properties and the issuance of common shares by GOV, losses aggregating $154.3 million recognized in 2010 from asset impairment and accelerated depreciation, the contribution of 29 properties to GOV during 2009, gains aggregating $99.8 million recognized in 2009 from the sale of properties and early extinguishment of debt, losses aggregating $31.9 million recognized in 2009 from asset impairment and gains of $137.2 million recognized in 2008 from the sale of properties.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We primarily own office and industrial buildings in CBD and suburban locations throughout the United States. We also own 17.9 million square feet of leased industrial and commercial lands located in Oahu, Hawaii and 1.8 million square feet of office and industrial buildings located in Australia.

Property Operations

        As of December 31, 2011, 84.6% of our total square feet was leased, compared to 85.7% leased as of December 31, 2010. These results reflect a 2.1 percentage point decrease in occupancy at properties we owned continuously since January 1, 2010, partially offset by property acquisitions. Occupancy data for 2011 and 2010 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2011	2010(2)	2011	2010
Total properties	516	496	453	453
Total square feet	72,283	65,711	60,168	60,168
Percent leased(3)	84.6%	85.7%	82.9%	85.0%

(1)
Based on properties owned continuously since January 1, 2010.

(2)
Includes 27 properties with approximately 2,881 square feet which were reclassified to continuing operations from discontinued operations during the fourth quarter of 2011. Excludes properties sold in 2011.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

        The average effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Average annualized effective rent per square foot(1)	$15.69	$14.18

(1)
Average annualized effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

        During the year ended December 31, 2011, we renewed leases for 3.9 million square feet and entered new leases for 2.9 million square feet, at weighted average rental rates that were 2% above rents previously charged for the same space. The average lease term for leases entered during 2011 was 7.0 years. Commitments for tenant improvement and leasing costs for leases entered during 2011 totaled $104.8 million, or $15.40 per square foot on average (approximately $2.20/sq. ft. per year of the lease term).

        During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak. As a result, leasing activity within our portfolio is slow and our occupancy is declining slowly. Required landlord funded tenant build outs and leasing commissions payable by landlords to tenant brokers for new leases and lease renewals have increased in certain markets since 2008. These build out costs and leasing commissions are generally amortized during the terms of the affected leases. We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to a continued decrease in occupancy and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through the majority of 2012, but we expect our occupancy may begin to improve in late 2012 and 2013. However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

        We review all of our long lived assets used in operations for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred. During 2011, we determined the carrying value of 26 properties exceeded their estimated fair value based on broker valuations and an analysis of property level cash flows, resulting in impairment charges aggregating $10.4 million.

        As of December 31, 2011, approximately 19.6% of our leased square feet and 21.3% of our annualized rents, determined as set forth below, are included in leases scheduled to expire through December 31, 2013. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated. Lease expirations by year, as of December 31, 2011, are as follows (square feet and dollars in thousands):

Year	Square Feet Expiring(1)	% of Square Feet Expiring	Cumulative % of Square Feet Expiring	Annualized Rental Income Expiring(2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2012	6,305	10.3%	10.3%	$112,871	11.5%	11.5%
2013	5,668	9.3%	19.6%	95,869	9.8%	21.3%
2014	4,817	7.9%	27.5%	77,607	7.9%	29.2%
2015	4,827	7.9%	35.4%	106,329	10.8%	40.0%
2016	6,436	10.5%	45.9%	102,148	10.4%	50.4%
2017	3,355	5.5%	51.4%	87,896	8.9%	59.3%
2018	3,447	5.6%	57.0%	73,101	7.5%	66.8%
2019	3,723	6.1%	63.1%	45,276	4.6%	71.4%
2020	2,839	4.6%	67.7%	74,140	7.5%	78.9%
2021	2,176	3.6%	71.3%	37,313	3.8%	82.7%
Thereafter	17,531	28.7%	100.0%	169,574	17.3%	100.0%

	61,124	100.0%		$982,124	100.0%

Weighted average remaining lease term (in years):	7.9			6.2

(1)
Square feet is pursuant to existing leases as of December 31, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental income is rents pursuant to existing leases as of December 31, 2011, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

        A principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears. As of December 31, 2011, tenants responsible for 1% or more of our total rent were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Income(2)	Expiration
1. Telstra Corporation Limited	311	0.5%	2.0%	2020
2. U.S. Government(3)	653	1.1%	1.9%	2012 to 2031
3. Expedia, Inc.	357	0.6%	1.8%	2018
4. Office Depot, Inc.	651	1.1%	1.8%	2016 and 2023
5. John Wiley & Sons, Inc.	342	0.6%	1.6%	2017
6. PNC Financial Services Group	593	1.0%	1.6%	2012 to 2021
7. Wells Fargo Bank	567	0.9%	1.5%	2012 to 2022
8. GlaxoSmithKline plc	608	1.0%	1.5%	2013
9. Royal Dutch Shell plc	631	1.0%	1.3%	2012 and 2016
10. The Bank of New York Mellon Corp.	393	0.6%	1.1%	2015 to 2021
11. Jones Day (law firm)	403	0.7%	1.1%	2012 and 2026
12. Ballard Spahr Andrews & Ingersoll (law firm)	269	0.4%	1.0%	2012 and 2015

Total	5,778	9.5%	18.2%

(1)
Square feet is pursuant to existing leases as of December 31, 2011, and includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental income is rents pursuant to existing leases as of December 31, 2011, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

(3)
Including our 21.1% pro rata ownership of GOV as of December 31, 2011, the U.S. Government represents 1,943 square feet, or 3.1% of our total square feet, and 4.9% of our total rental income.

Investment Activities

        Since January 1, 2011, we have acquired 24 office properties with a combined 7,813,189 square feet for an aggregate purchase price of $1.3 billion, including the assumption of $469.1 million of mortgage debt and excluding closing costs. At the time of acquisition, these properties were 92.0% leased for a weighted average (by rents) term of 7.8 years and at rents which yielded approximately 9.0% of the aggregate gross purchase price, based on estimated annual NOI, which we define as U.S. generally accepted accounting principles, or GAAP, rental income less property operating expenses, on the date of closing.

        Since January 1, 2011, we have sold 20 office and industrial properties with a combined 2,148,000 square feet for $265.1 million, excluding closing costs, and recognized net gains of approximately $42.8 million. Included in these sales were two portfolio transactions involving a related person:

  •
  In November 2010, we entered into various purchase and sale agreements to sell 27 properties, which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs. In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million. In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95.9 million, excluding closing costs, and recognized gains totaling $35.0 million.

  •
  In September 2011, we sold to SNH an additional 13 properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167.0 million, excluding closing costs, and recognized net gains totaling $7.8 million. We previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them. In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.

        In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per common share, raising net proceeds of approximately $157.9 million. As a result of the per share sales price of this transaction being above our per share carrying value, our ownership percentage in GOV was reduced from 24.6% prior to this transaction to 21.1% after this transaction and we recognized a gain of $11.2 million.

        On December 22, 2011, our wholly owned subsidiary, SIR, filed a registration statement with the SEC for an IPO of common shares as a REIT that is focused on owning and investing in net leased, single tenant properties. If the SIR registration statement becomes effective and the IPO is completed, we expect to continue to own a majority of SIR's common shares after the completion of the offering and because of our retained majority interest in SIR, we expect SIR will remain one of our consolidated subsidiaries. On February 16, 2012, we transferred 251 properties (approximately 21,400,000 rentable square feet) to SIR, including substantially all of our commercial and industrial properties located in Oahu, HI and 23 suburban office and industrial properties located throughout the mainland U.S. In exchange for our contribution of 251 properties to SIR, we received 22,000,000 SIR common shares and a $400.0 million demand promissory note, or the Demand Note. We expect that SIR would use net proceeds of its proposed IPO to repay in part amounts outstanding under the Demand Note. Upon completion of the IPO, SIR expects to enter into a $500.0 million bank facility with a group of commercial banks. Upon completion of the IPO, SIR intends to borrow under the bank facility to repay the balance of the Demand Note and reimburse us for the costs we incurred in organizing SIR, establishing its bank facility and preparing for its IPO. There can be no assurance that SIR will be successful in completing its share offering and establishing the bank facility or that it will have the funds to repay the Demand Note or to reimburse us for the costs we incurred in organizing SIR.

        In order to govern the separation of SIR from us, upon completion of the IPO, we intend to enter into a transaction agreement with SIR. We expect that the transaction agreement will provide, among other things, that (1) the current assets and liabilities of the properties to be transferred to SIR will, as of the time of the closing of the IPO of SIR's common shares, be settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (2) SIR will indemnify us with respect to any liability relating to any property transferred to it by us, including any liability which relates to periods prior to SIR's formation.

        Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of SIR. In addition, if the IPO is completed, it is currently expected that Mr. William Lamkin, one of our Independent Trustees, will serve as an independent trustee of SIR.

        If the SIR IPO is completed, we also expect that RMR will provide business and property management services to SIR. We expect that SIR will enter into management agreements with RMR which are on terms that are substantially similar to our management agreements with RMR. Accordingly, our management fees to RMR may be reduced by the amount of the management fees that would have otherwise been payable by us with respect to properties contributed by us to SIR. The

SIR IPO will not occur unless, among other things, the SEC has declared the registration statement to be effective and underwriters have agreed to purchase and distribute the shares proposed to be offered by SIR. In addition, we may determine in our discretion, due to market conditions or otherwise, not to proceed with the SIR IPO. Accordingly, there can be no assurance that the IPO will occur.

Financing Activities

        In March 2011, we repaid at maturity all $168.2 million of our floating rate senior notes using borrowings under our revolving credit facility. In June 2011, we repaid at maturity $29.2 million of 7.435% mortgage debt using cash on hand. In July 2011, we prepaid at par plus a premium $23.2 million of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering discussed below. In connection with the July prepayment, we recorded a net gain on early extinguishment of debt of $310,000 from the write off of unamortized premiums and deferred financing fees.

        In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265.4 million. Net proceeds from this offering were used to reduce amounts outstanding under our revolving credit facility.

        In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of $264.1 million. Net proceeds from this offering were used to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

        In October 2011, we amended our existing $750.0 million revolving credit facility to extend the maturity date from August 8, 2013 to October 19, 2015. The interest rate paid on drawings under the amended revolving credit facility was reduced from LIBOR plus 200 basis points to LIBOR plus 125 basis points, subject to adjustments based on changes to our credit ratings. In addition, our amended revolving credit facility includes a conditional option to extend the facility an additional year to October 19, 2016 and includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. In connection with this amendment, we recorded a loss on early extinguishment of debt of $345,000 from the write off of unamortized deferred financing fees relating to lenders that did not commit to the amended terms.

        In October 2011, we amended our existing term loan and increased its size from $400.0 million to $557.0 million. Prior to this amendment, our term loan had a maturity date of December 15, 2015 and interest paid on drawings of LIBOR plus 200 basis points, subject to adjustments based on changes to our credit ratings. The amended term loan eliminates the prepayment premium, extends the maturity date to December 15, 2016, and reduces interest paid on drawings from LIBOR plus 200 basis points to LIBOR plus 150 basis points, subject to adjustments based on changes to our credit ratings. In addition, the amended term loan includes a feature under which maximum borrowings may be increased to up to $1.0 billion in certain circumstances. Three lenders representing $57.0 million of aggregate borrowings did not commit to the amended term loan. Accordingly, these three lenders will be subject to the terms of the old term loan and we have agreed to repay these lenders on December 16, 2012 when there will be no prepayment penalty.

        In January 2012, we prepaid at par all $150.7 million of our 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility. In February 2012, we repaid at maturity $5.4 million of 7.31% mortgage debt using cash on hand.

RESULTS OF OPERATIONS

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)
Rental income	$911,948	$782,463	$129,485	16.5%

Expenses:
Operating expenses	392,131	333,049	59,082	17.7%
Depreciation and amortization	218,688	207,205	11,483	5.5%
General and administrative	46,758	39,737	7,021	17.7%
Loss on asset impairment	10,355	127,740	(117,385)	(91.9)%
Acquisition related costs	10,073	21,553	(11,480)	(53.3)%

Total expenses	678,005	729,284	(51,279)	(7.0)%

Operating income	233,943	53,179	180,764	339.9%
Interest and other income	1,718	2,999	(1,281)	(42.7)%
Interest expense	(195,024)	(179,642)	15,382	8.6%
Loss on early extinguishment of debt	(35)	(796)	(761)	(95.6)%
Equity in earnings of investees	11,377	8,464	2,913	34.4%
Gain on issuance of shares by an equity investee	11,177	34,808	(23,631)	(67.9)%
Gain on asset acquisition	—	20,392	(20,392)	(100.0)%

Income (loss) from continuing operations before income tax expense	63,156	(60,596)	123,752	204.2%
Income tax expense	(1,347)	(550)	797	144.9%

Income (loss) from continuing operations	61,809	(61,146)	122,955	201.1%
Discontinued operations:
Income from discontinued operations	5,423	26,223	(20,800)	(79.3)%
Loss on asset impairment from discontinued operations	—	(1,524)	(1,524)	(100.0)%
Loss on early extinguishment of debt from discontinued operations	—	(248)	(248)	(100.0)%
Net gain on sale of properties from discontinued operations	42,752	137,768	(95,016)	(69.0)%

Income before gain on sale of properties	109,984	101,073	8,911	8.8%
Gain on sale of properties	—	34,336	(34,336)	(100.0)%

Net income	109,984	135,409	(25,425)	(18.8)%
Preferred distributions	(46,985)	(47,733)	(748)	(1.6)%
Excess redemption price paid over carrying value of preferred shares	—	(5,921)	(5,921)	(100.0)%

Net income available for common shareholders	$62,999	$81,755	$(18,756)	(22.9)%

Weighted average common shares outstanding—basic	77,428	64,703	12,725	19.7%

Weighted average common shares outstanding—diluted	84,726	72,001	12,725	17.7%

Basic and diluted earnings per common share:
Income (loss) from continuing operations available for common shareholders	$0.19	$(1.24)	$1.43	115.3%

Income from discontinued operations	$0.62	$2.51	$(1.89)	(75.3)%

Net income available for common shareholders	$0.81	$1.26	$(0.45)	(35.7)%

Calculation of Funds from Operations, or FFO, and Normalized FFO

	Year Ended December 31,
	2011	2010
	(in thousands, except per share data)
Calculation of FFO:(1)
Net income	$109,984	$135,409
Plus: depreciation and amortization from continuing operations	218,688	207,205
Plus: depreciation and amortization from discontinued operations	4,467	16,323
Plus: loss on asset impairment from continuing operations	10,355	127,740
Plus: loss on asset impairment from discontinued operations	—	1,524
Plus: FFO from investees	19,895	14,819
Less: gain on sale of properties	—	(34,336)
Less: net gain on sale of properties from discontinued operations	(42,752)	(137,768)
Less: gain on asset acquisition	—	(20,392)
Less: equity in earnings of investees	(11,377)	(8,464)

FFO	309,260	302,060
Less: preferred distributions	(46,985)	(47,733)

FFO available for common shareholders	$262,275	$254,327

Calculation of Normalized FFO:(1)
FFO	$309,260	$302,060
Plus: acquisition related costs from continuing operations	10,073	21,553
Plus: acquisition related costs from discontinued operations	129	7
Plus: normalized FFO from investees	20,734	17,410
Plus: loss on early extinguishment of debt from continuing operations	35	796
Plus: loss on early extinguishment of debt from discontinued operations	—	248
Less: early extinguishment of debt settled in cash	(232)	—
Plus: average minimum rent from direct financing lease	1,097	—
Less: FFO from investees	(19,895)	(14,819)
Less: interest earned from direct financing lease	(1,448)	—
Less: gain on issuance of shares by an equity investee	(11,177)	(34,808)

Normalized FFO	308,576	292,447
Less: preferred distributions	(46,985)	(47,733)

Normalized FFO available for common shareholders	$261,591	$244,714

Per common share:
FFO available for common shareholders—basic	$3.39	$3.93

FFO available for common shareholders—diluted	$3.39	$3.87

Normalized FFO available for common shareholders—basic	$3.38	$3.78

Normalized FFO available for common shareholders—diluted	$3.38	$3.74

(1)
We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization, loss on asset impairment and FFO from equity investees. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs, gains from issuance of shares by equity investees, gain and loss on early extinguishment of debt unless settled in cash, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan agreement and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, net income available for common shareholders and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

          Rental income.    Rental income increased for the year ended December 31, 2011, compared to the same period in 2010, primarily due to an increase in rental income from our Other Markets, Metro Chicago, IL, Australia and Metro Denver, CO segments, partially offset by a decrease in rental income from our Metro Washington, DC segment, as presented in the segment information in Note 12 to the notes to our consolidated financial statements of this Annual Report on Form 10-K. The aggregate increase primarily reflects the acquisition of 63 properties in 2010 and 2011, partially offset by a decrease in rental income from the sale of 15 properties to GOV in 2010 and the decline in occupancy. Rental income from our Other Markets segment increased $51.7 million, or 10.8%, primarily reflecting the acquisition of 40 properties during 2010 and 2011, partially offset by a decrease in rental income resulting from the sale of 13 properties to GOV in 2010 and the decline in occupancy primarily from properties we owned continuously since January 1, 2010. Rental income from our Metro Chicago, IL segment increased by $50.1 million, or 304.5%, primarily reflecting the acquisition of two properties in 2010 and three properties in 2011. Rental income from our Australia segment totaling $33.8 million reflects our acquisition of 11 properties during the fourth quarter of 2010. Rental income from our Metro Denver, CO segment increased by $2.2 million, or 5.2%, primarily reflecting the acquisition of one property in 2010. Rental income from our Metro Washington, DC segment decreased by $4.3 million, or 9.3%, primarily reflecting the sale of two properties to GOV in 2010, partially offset by an increase in rental income from two properties acquired during 2010 and four properties acquired during 2011. Rental income includes non-cash straight line rent adjustments totaling $30.8 million in 2011 and $11.2 million in 2010 and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $8.2 million in 2011 and $6.9 million in 2010. Rental income also includes lease termination fees totaling $3.1 million in 2011 and $2.1 million in 2010.

          Total expenses.    The decrease in total expenses primarily reflects the sale of 15 properties to GOV and losses on asset impairment recorded during 2010 from the write down to estimated fair value for four of the properties sold to GOV and 24 industrial & other properties that we continue to own and a decrease in acquisition costs from taxes and fees related to properties acquired in Australia during 2010, partially offset by the acquisition of 63 properties during 2010 and 2011.

          Interest and other income.    The decrease in interest and other income is due primarily to a $750,000 nonrefundable deposit that was forfeited by the buyer of one of our properties when the buyer was unable to meet its obligation to purchase the property in January 2010 and $376,000 of interest income from our investment in marketable pass through certificates redeemed in August 2010.

          Interest expense.    The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010, which increased to $557.0 million during the fourth quarter of 2011, the increase in average floating rates on our revolving credit facility and the assumption of $321.2 million of mortgage debt in 2011, partially offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, $20.0 million of 8.625% unsecured senior notes in October 2010, $168.2 million floating rate senior notes in March 2011, $29.2 million of 7.435% mortgage debt in June 2011 and $23.2 million of 8.05% mortgage debt in July 2011.

          Loss on early extinguishment of debt.    The loss on early extinguishment of debt in 2011 reflects the write off of unamortized deferred financing fees relating to lenders that did not commit to the amended terms of our revolving credit facility, partially offset by the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011. The loss on early extinguishment of debt in 2010 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $182.4 million of mortgage debt in August 2010.

          Equity in earnings of investees.    Equity in earnings of investees represents our proportionate share of earnings (loss) from AIC and from GOV. The increase in earnings of investees primarily reflects an increase in GOV's earnings.

          Gain on issuance of shares by an equity investee.    The gain on issuance of shares by an equity investee reflects the issuance of 6,500,000 common shares by GOV in July 2011 and the issuance of 9,775,000 and 9,200,000 common shares by GOV in January and August 2010, respectively, at prices above our per share carrying value.

          Gain on asset acquisition.    The gain on asset acquisition in 2010 represents the excess of the fair value of the assets we acquired when we purchased CWH Australia Trust over the price we paid.

          Income from discontinued operations.    Income from discontinued operations reflects operating results from 37 office properties and six industrial properties sold in 2010 and 2011. The properties sold to GOV during 2010 are not considered as sold from discontinued operations because of our continuing ownership of GOV shares.

          Loss on asset impairment from discontinued operations.    The 2010 loss on asset impairment in discontinued operations reflects the write down to estimated fair value for one industrial property that we sold during 2011.

          Loss on early extinguishment of debt from discontinued operations.    The loss on early extinguishment of debt in 2010 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $84.3 million of mortgage debt in August 2010 on properties we sold during 2010.

          Net gain on sale of properties from discontinued operations.    Net sales proceeds and net gains from the sale of 17 office properties and three industrial properties in 2011 were $264.3 million and $42.8 million, respectively. Net sales proceeds and gains from the sale of 20 office properties and three industrial & other properties in 2010 were $374.4 million and $137.8 million, respectively.

          Gain on sale of properties.    Net sales proceeds and gains from the sale of 15 office properties to GOV in 2010 were $229.4 million and $34.3 million, respectively. Gains from the sale of properties to GOV are not considered sales from discontinued operations because of our continuing ownership of GOV.

          Net income and net income available for common shareholders.    The decrease in net income and net income available for common shareholders reflects a decrease in rents from properties sold in 2010 and 2011, an increase in interest expense, the decline in occupancy in 2011, a lower gain on issuance of common shares by GOV in 2010 compared to 2011, lower net gains recognized on properties sold in 2011 compared to net gains recognized on properties sold in 2010, partially offset by reduced losses on asset impairment and accelerated depreciation recorded in 2010 and income from properties acquired during 2010 and 2011. Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of our 8 3/4% series B preferred shares that we redeemed in October 2010. The decrease in preferred distributions primarily reflects the redemption of 7,000,000 shares of our 8 3/4% series B preferred shares in October 2010, partially offset by distributions on 11,000,000 of 7 1/4% series E preferred shares that we issued in June 2011.

          Weighted average common shares outstanding—basic and diluted.    The increase in weighted average common shares outstanding reflects 11,500,000 common shares issued in July 2011 and 16,125,000 common shares issued in March and September 2010.

RESULTS OF OPERATIONS

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)
Rental income	$782,463	$764,461	$18,002	2.4%

Expenses:
Operating expenses	333,049	324,050	8,999	2.8%
Depreciation and amortization	207,205	178,034	29,171	16.4%
General and administrative	39,737	36,603	3,134	8.6%
Loss on asset impairment	127,740	15,179	112,561	741.6%
Acquisition related costs	21,553	4,082	17,471	428.0%

Total expenses	729,284	557,948	171,336	30.7%

Operating income	53,179	206,513	(153,334)	(74.2)%
Interest and other income	2,999	1,195	1,804	151.0%
Interest expense	(179,642)	(166,855)	12,787	7.7%
(Loss) gain on early extinguishment of debt	(796)	20,686	(21,482)	(103.8)%
Equity in earnings of investees	8,464	6,546	1,918	29.3%
Gain on issuance of shares by an equity investee	34,808	—	34,808	100.0%
Gain on asset acquisition	20,392	—	20,392	100.0%

(Loss) income from continuing operations before income tax expense	(60,596)	68,085	(128,681)	(189.0)%
Income tax expense	(550)	(735)	(185)	(25.2)%

(Loss) income from continuing operations	(61,146)	67,350	(128,496)	(190.8)%
Discontinued operations:
Income from discontinued operations	26,223	34,894	(8,671)	(24.8)%
Loss on asset impairment from discontinued operations	(1,524)	(16,703)	(15,179)	(90.9)%
Loss on early extinguishment of debt from discontinued operations	(248)	—	248	100.0%
Net gain on sale of properties from discontinued operations	137,768	79,133	58,635	74.1%

Income before gain on sale of properties	101,073	164,674	(63,601)	(38.6)%
Gain on sale of properties	34,336	—	34,336	100.0%

Net income	135,409	164,674	(29,265)	(17.8)%
Preferred distributions	(47,733)	(50,668)	(2,935)	(5.8)%
Excess redemption price paid over carrying value of preferred shares	(5,921)	—	5,921	100.0%

Net income available for common shareholders	$81,755	$114,006	$(32,251)	(28.3)%

Weighted average common shares outstanding—basic	64,703	56,055	8,648	15.4%

Weighted average common shares outstanding—diluted	72,001	63,353	8,648	13.7%

Basic and diluted earnings per common share:
(Loss) income from continuing operations available for common shareholders	$(1.24)	$0.30	$(1.54)	(513.3)%

Income from discontinued operations	$2.51	$1.74	$0.77	44.3%

Net income available for common shareholders	$1.26	$2.03	$(0.77)	(37.9)%

Calculation of FFO and Normalized FFO

	Year Ended December 31,
	2010	2009
	(in thousands, except per share data)
Calculation of FFO:
Net income	$135,409	$164,674
Plus: depreciation and amortization from continuing operations	207,205	178,034
Plus: depreciation and amortization from discontinued operations	16,323	17,647
Plus: loss on asset impairment from continuing operations	127,740	15,179
Plus: loss on asset impairment from discontinued operations	1,524	16,703
Plus: FFO from investees	14,819	10,223
Less: gain on sale of properties	(34,336)	—
Less: net gain on sale of properties from discontinued operations	(137,768)	(79,133)
Less: gain on asset acquisition	(20,392)	—
Less: equity in earnings of investees	(8,464)	(6,546)

FFO	302,060	316,781
Less: preferred distributions	(47,733)	(50,668)

FFO available for common shareholders	$254,327	$266,113

Calculation of Normalized FFO:
FFO	$302,060	$316,781
Plus: acquisition related costs from continuing operations	21,553	4,082
Plus: acquisition related costs from discontinued operations	7	216
Plus: normalized FFO from investees	17,410	10,625
Plus: loss (gain) on early extinguishment of debt from continuing operations	796	(20,686)
Plus: loss on early extinguishment of debt from discontinued operations	248	—
Less: FFO from investees	(14,819)	(10,223)
Less: gain on issuance of shares by an equity investee	(34,808)	—

Normalized FFO	292,447	300,795
Less: preferred distributions	(47,733)	(50,668)

Normalized FFO available for common shareholders	$244,714	$250,127

Per common share:
FFO available for common shareholders—basic	$3.93	$4.75

FFO available for common shareholders—diluted	$3.87	$4.59

Normalized FFO available for common shareholders—basic	$3.78	$4.46

Normalized FFO available for common shareholders—diluted	$3.74	$4.34

        Rental income.    Rental income increased for the year ended December 31, 2010, compared to the same period in 2009, primarily due to an increase in rental income from our Metro Denver, CO, Metro Chicago, IL, Australia and Other Markets segments, partially offset by a decrease in rental income from our Metro Washington, DC segment, as described in the segment information in Note 12 to the notes to our consolidated financial statements of this Annual Report on Form 10-K. The aggregate increase primarily reflects the acquisition of 48 properties in 2009 and 2010, partially offset by a decrease in rental income from the contribution of 29 properties to GOV in 2009, the sale of 15 properties to GOV in 2010 and the decline in occupancy in 2010. Rental income from our Metro Denver, CO segment increased by $14.2 million, or 50.8%, primarily reflecting the acquisition of two properties in 2009 and 2010, partially offset by the contribution of three properties to GOV in June

2009. Rental income from our Metro Chicago, IL segment increased by $2.4 million, or 17.4%, primarily reflecting the acquisition of two properties in 2010. Rental income from our Australia segment totaling $3.5 million reflects our acquisition of 11 properties during the fourth quarter of 2010. Rental income from our Other Markets segment increased $9.3 million, or 2.0%, primarily reflecting the acquisition of 29 properties during 2009 and 2010, offset by a $28.8 million decrease in rental income resulting from the contribution of 22 properties to GOV in June 2009 and the sale of 13 properties to GOV in 2010, and the decline in occupancy primarily from properties we owned continuously since January 1, 2009. Rental income from our Metro Washington, DC segment decreased by $12.9 million, or 22.0%, primarily reflecting the contribution of four properties to GOV in June 2009 and the sale of two properties to GOV in 2010, partially offset by an increase in rental income from two properties acquired during 2009 and two properties acquired during 2010. Rental income includes non-cash straight line rent adjustments totaling $11.2 million in 2010 and $12.2 million in 2009 and reductions for amortization of acquired real estate leases and obligations totaling $6.9 million in 2010 and $9.2 million in 2009. Rental income also includes lease termination fees totaling $2.1 million in 2010 and $1.3 million in 2009.

        Total expenses.    The increase in total expenses primarily reflects the acquisition of properties during 2009 and 2010 and losses on asset impairment recorded during 2010 discussed below, partially offset by the contribution of 29 properties to GOV in June 2009 and the sale of 15 properties to GOV during 2010. The increase in depreciation and amortization is also attributable to accelerated depreciation of $25.0 million on eight properties taken out of service and razed in 2011. The increase in general and administrative expenses is also due to an increase in legal fees associated with our industrial and commercial land in Hawaii and other litigation costs. The increase in acquisition related costs reflects taxes and fees related to properties acquired in Australia during 2010.

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

        Loss on asset impairment in continuing operations.    The loss on asset impairment in 2010 reflects the write down to estimated fair value of four office properties that we sold to GOV totaling $21.5 million and six office properties and 24 industrial & other properties located in our Other Markets segment totaling $106.3 million. The loss on asset impairment in 2009 reflects the write down to estimated fair value of three office properties and three industrial & other properties located in our Other Markets segment.

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

        Gain on asset acquisition.    The gain on asset acquisition in 2010 represents the excess of the fair value of the assets we acquired when we purchased CWH Australia Trust over the price we paid.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from 17 office properties and three industrial & other properties sold in 2011, 20 office properties and three industrial properties sold in 2010 and ten office properties sold in 2009. The properties contributed or sold to GOV are not considered discontinued operations because of our continuing ownership of GOV.

        Loss on asset impairment in discontinued operations.    The loss on asset impairment in discontinued operations in 2010 reflects the write down to estimated fair value of one industrial property located in our Other Markets segment that we sold during 2011. The loss on asset impairment in discontinued operations in 2009 reflects the write down to estimated fair value of one office property and one industrial property located in our Other Markets segment that we sold during 2010.

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

        Net income and net income available for common shareholders.    The decrease in net income and net income available for common shareholders is due primarily to losses on asset impairment and accelerated depreciation in 2010, increase in acquisition related costs, gain on the early extinguishment of debt recognized in 2009, a decrease in rents resulting from the contribution of 29 properties to GOV in June 2009, a decrease in rents from properties sold in 2009 and 2010, an increase in interest expense and the decline in occupancy in 2010, partially offset by the net gain recognized on sales of properties and to the issuance of common shares by GOV, and income from acquisitions made during 2009 and 2010. Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of our 8 3/4% series B preferred shares that we redeemed in October 2010.

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

        We believe that present leasing market conditions in the majority of areas where our properties are located may result in continued decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, but we expect our occupancy may begin to improve in late 2012 and 2013. Also, volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass throughs of operating costs to our tenants pursuant to lease terms. We generally do not purchase turnaround properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

        Cash flows provided by (used in) operating, investing and financing activities were $263.3 million, ($623.9) million and $359.8 million, respectively, for the year ended December 31, 2011, and $252.1 million, ($353.5) million and $274.9 million, respectively, for the year ended December 31, 2010. Changes in all three categories between 2011 and 2010 are primarily related to property acquisitions, improvements and sales, borrowings and repayments on debt, net proceeds received from the issuance of preferred and common shares in excess of payments for redemptions of our shares during 2011 and 2010, and increased distributions on our common shares.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. In October 2011, we amended this credit facility to extend the maturity date from August 8, 2013 to October 19, 2015, and to reduce interest paid on borrowings from LIBOR plus 200 basis points to LIBOR plus 125 basis points, subject to adjustments based on changes to our credit ratings. Our amended credit facility also provides us with the conditional option to extend the maturity date for one year to October 19, 2016 and includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. At December 31, 2011, cash and cash equivalents totaled $192.8 million and $100.0 million was outstanding and $650.0 million was available under our revolving credit facility. On January 3, 2012, we prepaid all $150.7 million of our 6.95% senior notes due 2012 using cash on hand. We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

        As of February 22, 2012, $172.0 million was outstanding and $578.0 million was available under our revolving credit facility.

        In 2011, we paid common distributions totaling $150.1 million. We also paid an aggregate of $44.4 million of preferred distributions on our series B, series C, series D and series E preferred shares. In February 2012, we paid a common distribution of $41.9 million and preferred distributions aggregating $13.8 million. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

        Our outstanding debt maturities and weighted average interest rates as of December 31, 2011, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt		Total(5)	Weighted Average Interest Rate
2012	$57,000	$150,680	(1)	$14,266	(2)	$221,946	5.7%
2013	—	190,980		6,096		197,076	6.5%
2014	—	244,655		18,187		262,842	5.7%
2015	100,000	436,000		21,920		557,920	5.3%
2016	500,000	400,000		59,768		959,768	4.1%
2017	—	250,000		311,214		561,214	5.9%
2018	—	250,000		5,283		255,283	6.6%
2019	—	125,000		166,359	(3)	291,359	6.5%
2020	—	250,000		3,320		253,320	5.9%
2021	—	—		3,530		3,530	6.1%
Thereafter	—	—		11,286		11,286	6.0%

	$657,000	$2,297,315		$621,229	(4)	$3,575,544	5.4%

(1)
These notes were prepaid at par in January 2012.

(2)
$5,404 of this debt was repaid at maturity in February 2012.

(3)
We have a mortgage loan for $175.0 million secured by one property located in Philadelphia, PA that matures in 2019. Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years with a cash flow hedge that sets the rate at approximately 5.66% per year.

(4)
Includes $12,924 of mortgage debt that is callable by the lender in October 2012.

(5)
Total debt as of December 31, 2011, net of unamortized premiums and discounts, equals $3,577,331.

        In March 2011, we repaid at maturity all $168.2 million of our floating rate senior notes using borrowings under our revolving credit facility. In June 2011, we repaid at maturity $29.2 million of 7.435% mortgage debt using cash on hand. In July 2011, we prepaid at par plus a premium $23.2 million of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering completed in July discussed below. We recorded a net gain on early extinguishment of debt of $310,000 from the write off of unamortized premiums and deferred financing fees related to this mortgage.

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

        During the year ended December 31, 2011, we received cash distributions totaling $16.6 million from GOV. At December 31, 2011, we owned 9,950,000, or 21.1%, of the common shares of beneficial interest of GOV with a carrying value of $172.2 million and a market value, based on quoted market prices, of $224.4 million ($22.55 per share). In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per common share, raising net proceeds of approximately $157.9 million. As a result of the per share sales price of this transaction being above our per share carrying value, our ownership percentage in GOV was reduced from 24.6% prior to this transaction to 21.1% after this transaction, and we recognized a gain of $11.2 million.

        During 2011, we acquired 23 properties with a combined 6,806,615 square feet for an aggregate purchase price of $1.1 billion, including the assumption of $321.2 million of mortgage debt and excluding closing costs, using cash on hand, borrowings under our revolving credit facility and proceeds from property sales and equity offerings. Since January 1, 2012, we have acquired an additional property with 1,006,574 square feet for a purchase price of $150.6 million, including the assumption of $147.9 million of mortgage debt and excluding closing costs. We also have entered into agreements to acquire two properties with a combined 1,056,869 square feet for an aggregate purchase price of $148.0 million, including the assumption of approximately $29.2 million of mortgage debt and excluding closing costs. Details of these transactions are as follows:

Properties Acquisitions:

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

        In March 2011, we acquired four properties located in Phoenix, AZ with a combined 1,063,364 square feet. These properties are 92% leased to 44 tenants for a weighted (by rents) average lease term of 9.8 years. The aggregate purchase price was $136.5 million, excluding closing costs.

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

        In January 2012, we acquired an office property located in Chicago, IL with 1,006,574 square feet. This property is 94% leased to 60 tenants for a weighted (by rents) average lease term of 5.5 years. The purchase price was $150.6 million, including the assumption of $147.9 million of mortgage debt and excluding closing costs.

        In October 2011, we entered an agreement to acquire an office property located in Hartford, CT with 884,669 square feet. This property is 98% leased to 20 tenants for a weighted (by rents) average lease term of 7.5 years. The purchase price is $99.0 million, excluding closing costs. We expect to acquire this property during the first half of 2012; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property in that time period or at all.

        In January 2012, we entered an agreement to acquire an office property located in Austin, TX with 172,200 square feet. This property is 99% leased to nine tenants for a weighted (by rents) average lease term of 4.3 years. The purchase price is $49.0 million, including the assumption of approximately $29.2 million of mortgage debt and excluding closing costs. We expect to acquire this property during the first half of 2012; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire this property in that time period or at all.

Property Sales:

        In November 2010, we entered into various purchase and sale agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to SNH for an aggregate sale price of $470.0 million, excluding closing costs. In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for $374.1 million, excluding closing costs, and recognized net gains totaling $133.3 million. In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95.9 million, excluding closing costs, and we recognized gains totaling $35.0 million. In September 2011, we sold to SNH 13 additional properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167.0 million, excluding closing costs, and recognized net gains totaling $7.8 million. At the conclusion of these transactions, substantially all of the properties that we leased to tenants in medical related businesses were sold to SNH and the existing right of first refusal between us and SNH terminated. Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH's boards of trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

        In February 2011, we sold an industrial property located in Adairsville, GA, with 101,400 square feet for $2.3 million, excluding closing costs, and recognized a loss of $94,000.

        During the fourth quarter of 2011, we reclassified to continuing operations 27 properties previously classified as held for sale, and previously included in discontinued operations, when we determined that the sale of these properties was no longer probable. As of December 31, 2011, none of our properties was classified as held for sale.

        During the year ended December 31, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010
Tenant improvements	$58,916	$39,772
Leasing costs(1)	31,739	25,970
Building improvements(2)	11,128	15,068
Development and redevelopment activities(3)	34,609	22,751

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

        Commitments made for expenditures in connection with leasing space during the year ended December 31, 2011, excluding properties classified in discontinued operations, are as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Square feet leased during the year	2,887	3,919	6,806
Total commitments for tenant improvements and leasing costs	$65,004	$39,790	$104,794
Leasing costs per square foot (whole dollars)	$22.52	$10.15	$15.40
Average lease term (years)	6.9	7.1	7.0
Leasing costs per square foot per year (whole dollars)	$3.26	$1.43	$2.20

        As of December 31, 2011, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations(1)	$3,575,544	$221,946	$459,918	$1,517,688	$1,375,992
Purchase obligations(2)	249,600	249,600	—	—	—
Tenant related obligations(3)	71,305	69,933	1,044	215	113
Projected interest expense(4)	894,240	181,590	328,059	248,698	135,893
Ground lease obligation(5)	141,804	1,456	2,938	2,954	134,456

Total	$4,932,493	$724,525	$791,959	$1,769,555	$1,646,454

(1)
$150.7 million of 6.95% senior notes were prepaid in January 2012, and $5.4 million of 7.31% mortgage debt was repaid at maturity in February 2012.

(2)
Represents the purchase price to acquire two office properties for $249.6 million pursuant to executed purchase agreements on December 31, 2011.

(3)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2011.

(4)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(5)
Ground lease obligation represents payments due by us pursuant to an operating ground lease at one of our properties under which we are the lessee.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no commercial paper, swaps or hedges as of December 31, 2011, other than the cash flow hedge on a $175.0 million mortgage loan described in Note 11 to the notes to our consolidated financial statements and under "Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

Debt Covenants

        Our principal unsecured debt obligations at December 31, 2011, were our unsecured revolving credit facility, our unsecured term loan, and our $2.3 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. At December 31, 2011, we believe we were in compliance with all of our covenants under our indenture and related supplements and our revolving credit facility and term loan agreements.

        In addition to our unsecured debt obligations, we had $632.3 million (net of discounts) of mortgage notes outstanding at December 31, 2011.

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

        Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more. Similarly, our revolving credit facility and term loan agreement contain cross default provisions. A termination of our business management agreement with RMR would cause a default under our revolving credit facility and term loan, if not approved by a majority of our lenders.

Related Person Transactions

        We have relationships among us, our Trustees, our executive officers, RMR, SNH, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with or related to them. For example, we have no employees; personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including SNH, which is our former subsidiary and with which we have engaged in transactions from time to time, including our selling medical office, clinic and biotech laboratory buildings to SNH; GOV, which is also our former subsidiary, of which we are the largest shareholder and to which we have previously sold properties that are majority leased to government tenants; SIR, which is currently a wholly owned subsidiary of ours that has filed a registration statement with the SEC for an IPO of common shares and to which we have transferred 251 properties; and AIC, an Indiana insurance company, which we, RMR, SNH, GOV, HPT, Five Star and TA each currently own approximately 14.3% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 9 to the notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this report, including "Warning Concerning Forward Looking Statements" and the "Risk Factors" section for a description of risks which may arise from these transactions and relationships. Descriptions of our agreements with RMR, SNH, GOV, SIR and AIC in this Annual Report on Form 10-K are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, SNH, GOV, SIR and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, SNH, GOV, SIR and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

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

  •
  classification of leases; and

  •
  investments in GOV and AIC.

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, building and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing acquired in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, building and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired real estate leases) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as assumed real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

        To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements, and upon requirements of our borrowing arrangements.

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

        At December 31, 2011, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Amount	Coupon	Maturity
Unsecured senior notes:
$150.7 million	6.950%	2012	(1)
$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

          No principal repayments are due under the unsecured senior notes until maturity.

Amount	Coupon		Maturity
Secured notes:
$4.6 million	6.000%		2012
$5.4 million	7.310%		2012	(2)
$12.7 million	4.950%		2014
$8.5 million	5.990%		2015
$9.3 million	5.780%		2015
$7.8 million	5.760%		2016
$11.8 million	7.360%		2016
$41.3 million	6.030%		2016
$265.0 million	5.680%		2017
$41.3 million	5.670%		2017
$175.0 million	2.905%	(3)	2019
$4.0 million	6.750%		2022
$13.5 million	6.140%		2023
$8.0 million	5.710%		2026
$12.9 million	6.060%		2027

(1)
These notes were prepaid at par in January 2012.

(2)
These notes were repaid at maturity in February 2012.

(3)
Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%. The coupon rate represents the floating interest rate at December 31, 2011.

        At December 31, 2011, our secured notes are collateralized by 23 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

        We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require interest at a spread over LIBOR. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements. Approximately 4.9% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2011. As of December 31, 2011, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive loss in our consolidated balance sheet totaled $15.8 million.

        Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. If all of our fixed rate unsecured and secured notes outstanding at December 31, 2011, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $18.0 million.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt. Based on the balances outstanding at December 31, 2011, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate unsecured and secured debt obligations by approximately $55.0 million.

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

        Although we have no present plans to do so, we may in the future enter into other hedge arrangements to mitigate our exposure to changes in interest rates.

        At December 31, 2011, $100.0 million was outstanding and $650.0 million was available for drawing under our unsecured revolving credit facility, and we had $557.0 million of floating rate term debt outstanding. Our revolving credit facility, as amended in October 2011, matures in October 2015 and includes a conditional option for us to extend the maturity by one year to October 2016. Repayments under our revolving credit facility may be made at any time without penalty. Our term loan was amended in October 2011 to increase borrowings to $557.0 million and to extend the maturity date to December 2016 for $500.0 million of the term loan. We agreed to repay on December 16, 2012 lenders representing $57.0 million who did not commit to amended terms. Repayments with respect to $500.0 million of our term loan may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility and our term loan require interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. The weighted average interest rate payable on our revolving credit facility and term loan was 2.1% during the year ended December 31, 2011. A change in interest rates would not affect the value of these floating rate unsecured debts but would affect our operating results. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2011	2.10%	$657,000	$13,797
10% reduction	1.90%	$657,000	$12,483
10% increase	2.30%	$657,000	$15,111

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

Foreign Currency Risk

        Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates. Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency. We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations. At December 31, 2011 and at

February 22, 2012, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks. Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. A 10% change in foreign currency exchange rates used to convert our 2011 Australian operating results to U.S. dollars would not be material to our current year consolidated earnings.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K/A dated July 21, 2010.)
3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.6	Articles Supplementary, dated September 6, 2002. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
3.7	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K, dated January 7, 2004.)
3.8	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)

Exhibit Number	Description
3.9	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2005.)
3.10	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 2005.)
3.11	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 2006.)
3.12	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006.)
3.13	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006.)
3.14	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2007.)
3.15	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2011.)
3.16	Amended and Restated Bylaws of the Company, adopted January 10, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2012.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
4.2	Form of 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
4.3	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
4.4	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2011.)
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

Exhibit Number	Description
4.10	Supplemental Indenture No. 13, dated as of October 30, 2003, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)
4.11
Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
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
10.1
Amended and Restated Business Management Agreement, dated as of November 1, 2011, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.2
Amended and Restated Property Management Agreement, dated as of January 21, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 2010.)
10.3
First Amendment to Amended and Restated Property Management Agreement, dated as of December 9, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)

Exhibit Number	Description
10.4	Letter, dated October 29, 2010, from Reit Management & Research LLC to the Company. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.5	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 17, 2003.)
10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
10.7	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10.8	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2011.)
10.9
Credit Agreement, dated as of August 9, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 9, 2010.)
10.10
First Amendment to Credit Agreement, dated as of December 20, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)
10.11
Second Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 2011.)
10.12
Term Loan Agreement, dated as of December 16, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2010.)
10.13
First Amendment to Term Loan Agreement, dated as of October 26, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 26, 2011.)
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
10.16	Transaction Agreement, dated June 8, 2009, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2009.)

Exhibit Number	Description
10.17	Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, the Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.18
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

Exhibit Number	Description
10.27	Purchase and Sale Agreement, dated as of June 14, 2010, between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 3285 Hemisphere Loop, Tucson, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
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

Exhibit Number	Description
10.37	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 201 Executive Center Drive, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
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

Exhibit Number	Description
10.47	Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM 2 L.P., as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 59 Executive Park South, Atlanta, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2010.)
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
10.53
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 3043 Walton Road, Plymouth Meeting, PA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.54
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 2200 County Road C West, Roseville, MN). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.55
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 200 Old County Road, Mineola, NY). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.56
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5823 Wildwaters Parkway, Dewitt, NY). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)

Exhibit Number	Description
10.57	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1615 Lakeside Drive, Waukegan, IL). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.58
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1675 Lakeside Drive, Waukegan, IL). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.59
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47900 Bayside Parkway, Fremont, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.60
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47211/47215 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.61
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 7909 Parklane Road, Columbia, SC). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.62
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47201 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.63
Purchase and Sale Agreement, dated as of September 20, 2011, between CW Nom LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5370 Naiman Parkway, Solon, OH). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.64
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 11209-11211 N. Tatum Boulevard, Phoenix, AZ). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.65
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 475 Virginia Drive, Ft Washington, PA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited the accompanying consolidated balance sheets of CommonWealth REIT (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommonWealth REIT at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommonWealth REIT's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2012

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited CommonWealth REIT's (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommonWealth REIT's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CommonWealth REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of CommonWealth REIT and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2012

COMMONWEALTH REIT

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$1,458,525	$1,339,133
Buildings and improvements	5,785,707	5,018,125

	7,244,232	6,357,258
Accumulated depreciation	(934,170)	(850,261)

	6,310,062	5,506,997
Properties held for sale	—	114,426
Acquired real estate leases, net	343,917	233,913
Equity investments	177,477	171,464
Cash and cash equivalents	192,763	194,040
Restricted cash	7,869	5,082
Rents receivable, net of allowance for doubtful accounts of $12,575 and $12,550, respectively	217,592	191,237
Other assets, net	197,346	171,380

Total assets	$7,447,026	$6,588,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$100,000	$—
Senior unsecured debt, net	2,845,030	2,854,540
Mortgage notes payable, net	632,301	351,526
Liabilities related to properties held for sale	—	1,492
Accounts payable and accrued expenses	158,272	123,842
Assumed real estate lease obligations, net	70,179	65,940
Rent collected in advance	37,653	27,988
Security deposits	23,779	22,523
Due to related persons	11,295	8,998

Total liabilities	3,878,509	3,456,849

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable since February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $275,000	265,391	—
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 83,721,736 and 72,138,686 shares issued and outstanding, respectively	837	721
Additional paid in capital	3,614,079	3,348,849
Cumulative net income	2,482,321	2,372,337
Cumulative other comprehensive (loss) income	(4,709)	4,706
Cumulative common distributions	(2,826,030)	(2,675,956)
Cumulative preferred distributions	(476,657)	(432,252)

Total shareholders' equity	3,568,517	3,131,690

Total liabilities and shareholders' equity	$7,447,026	$6,588,539

See accompanying notes

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Rental income	$911,948	$782,463	$764,461

Expenses:
Operating expenses	392,131	333,049	324,050
Depreciation and amortization	218,688	207,205	178,034
General and administrative	46,758	39,737	36,603
Loss on asset impairment	10,355	127,740	15,179
Acquisition related costs	10,073	21,553	4,082

Total expenses	678,005	729,284	557,948

Operating income	233,943	53,179	206,513
Interest and other income	1,718	2,999	1,195
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $6,943, $7,150 and $6,124, respectively)	(195,024)	(179,642)	(166,855)
(Loss) gain on early extinguishment of debt	(35)	(796)	20,686
Equity in earnings of investees	11,377	8,464	6,546
Gain on issuance of shares by an equity investee	11,177	34,808	—
Gain on asset acquisition	—	20,392	—

Income (loss) from continuing operations before income tax expense	63,156	(60,596)	68,085
Income tax expense	(1,347)	(550)	(735)

Income (loss) from continuing operations	61,809	(61,146)	67,350
Discontinued operations:
Income from discontinued operations	5,423	26,223	34,894
Loss on asset impairment from discontinued operations	—	(1,524)	(16,703)
Loss on early extinguishment of debt from discontinued operations	—	(248)	—
Net gain on sale of properties from discontinued operations	42,752	137,768	79,133

Income before gain on sale of properties	109,984	101,073	164,674
Gain on sale of properties	—	34,336	—

Net income	109,984	135,409	164,674
Preferred distributions	(46,985)	(47,733)	(50,668)
Excess redemption price paid over carrying value of preferred shares	—	(5,921)	—

Net income available for common shareholders	$62,999	$81,755	$114,006

Weighted average common shares outstanding—basic	77,428	64,703	56,055

Weighted average common shares outstanding—diluted	84,726	72,001	63,353

Basic and diluted earnings per common share:
Income (loss) from continuing operations available for common shareholders	$0.19	$(1.24)	$0.30

Income from discontinued operations	$0.62	$2.51	$1.74

Net income available for common shareholders	$0.81	$1.26	$2.03

See accompanying notes

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Preferred Shares									Common Shares
	Series B		Series C		Series D		Series E
															Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2008	7,000,000	$169,079	6,000,000	$145,015	15,180,000	$368,270	—	$—	$(331,928)	56,932,985	$569	$(2,441,841)	$2,939,694	$2,072,254	$—	$2,921,112
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	164,674	—	164,674
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,547	2,547

Total comprehensive income																167,221

Issuance of shares, net	—	—	—	—	—	—	—	—	—	326	—	—	9	—	—	9
Repurchase and retirement of common shares	—	—	—	—	—	—	—	—	—	(1,012,500)	(10)	—	(14,476)	—	—	(14,486)
Stock grants	—	—	—	—	—	—	—	—	—	44,250	1	—	618	—	—	619
Distributions	—	—	—	—	—	—	—	—	(50,668)	—	—	(134,741)	—	—	—	(185,409)

Balance at December 31, 2009	7,000,000	169,079	6,000,000	145,015	15,180,000	368,270	—	—	(382,596)	55,965,061	560	(2,576,582)	2,925,845	2,236,928	2,547	2,889,066
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	135,409	—	135,409
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,501)	(9,501)
Unrealized income on investment in available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19	19
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,641	11,641

Total comprehensive income																137,568

Issuance of shares, net	—	—	—	—	—	—	—	—	—	16,125,000	161	—	430,617	—	—	430,778
Redemption of shares	(7,000,000)	(169,079)	—	—	—	—	—	—	—	—	—	—	(5,921)	—	—	(175,000)
Stock grants	—	—	—	—	—	—	—	—	—	48,625	—	—	896	—	—	896
Distributions	—	—	—	—	—	—	—	—	(49,656)	—	—	(99,374)	—	—	—	(149,030)
Purchase of noncontrolling equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(2,588)	—	—	(2,588)

Balance at December 31, 2010	—	—	6,000,000	145,015	15,180,000	368,270	—	—	(432,252)	72,138,686	721	(2,675,956)	3,348,849	2,372,337	4,706	3,131,690
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	109,984	—	109,984
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,840)	(8,840)
Realized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(632)	(632)
Increase in share of investees other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	76	76

Total comprehensive income																100,569

Issuance of shares, net	—	—	—	—	—	—	11,000,000	265,391	—	11,500,000	115	—	264,192	—	—	529,698
Stock grants	—	—	—	—	—	—	—	—	—	83,050	1	—	1,038	—	—	1,039
Distributions	—	—	—	—	—	—	—	—	(44,405)	—	—	(150,074)	—	—	—	(194,479)

Balance at December 31, 2011	—	$—	6,000,000	$145,015	15,180,000	$368,270	11,000,000	$265,391	$(476,657)	83,721,736	$837	$(2,826,030)	$3,614,079	$2,482,321	$(4,709)	$3,568,517

See accompanying notes

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,984	$135,409	$164,674
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	166,444	180,619	155,341
Net amortization of debt discounts, premiums and deferred financing fees	6,943	7,534	6,782
Straight line rental income	(31,474)	(12,200)	(13,368)
Amortization of acquired real estate leases	48,441	34,032	35,174
Other amortization	16,744	16,324	15,206
Loss on asset impairment	10,355	129,264	31,882
Loss (gain) on early extinguishment of debt	35	1,044	(20,686)
Equity in earnings of investees	(11,377)	(8,464)	(6,546)
Gain on issuance of shares by an equity investee	(11,177)	(34,808)	—
Distributions of earnings from investees	11,238	8,465	4,975
Net gain on sale of properties	(42,752)	(172,104)	(79,133)
Gain on asset acquisition	—	(20,392)	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(2,787)	6,580	(825)
Increase in rents receivable and other assets	(31,362)	(22,580)	(5,650)
Increase in accounts payable and accrued expenses	12,589	3,129	3,034
Increase (decrease) in rent collected in advance	8,479	(1,200)	2,983
Increase in security deposits	1,933	719	5,162
Increase (decrease) in due to related persons	1,076	683	(1,764)

Cash provided by operating activities	263,332	252,054	297,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(768,060)	(895,549)	(608,621)
Real estate improvements	(100,339)	(77,389)	(57,026)
Investment in direct financing lease, net	(38,635)	—	—
Principal payments received from direct financing lease	5,256	—	—
Principal payments received from real estate mortgage receivable	8,183	105	—
Proceeds from investment in marketable pass through certificates	—	8,000	—
Investment in marketable pass through certificates	—	—	(6,760)
Proceeds from sale of properties, net	264,284	603,800	212,048
Distributions in excess of earnings from investees	5,379	7,654	—
Investment in Affiliates Insurance Company	—	(76)	(5,133)

Cash used in investing activities	(623,932)	(353,455)	(465,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	264,056	430,778	—
Proceeds from issuance of preferred shares, net	265,391	—	—
Redemption of preferred shares	—	(175,000)	—
Repurchase and retirement of common shares	—	—	(14,486)
Repurchase and retirement of outstanding debt securities	—	—	(88,251)
Proceeds from borrowings	1,007,000	1,828,632	1,082,000
Payments on borrowings	(975,030)	(1,618,101)	(632,059)
Deferred financing fees	(7,131)	(13,055)	(17,721)
Distributions to common shareholders	(150,074)	(126,237)	(107,878)
Distributions to preferred shareholders	(44,405)	(49,656)	(50,668)
Purchase of noncontrolling equity interest	—	(2,500)	—

Cash provided by financing activities	359,807	274,861	170,937

Effect of exchange rate changes on cash	(484)	2,376	—

(Decrease) increase in cash and cash equivalents	(1,277)	175,836	2,686
Cash and cash equivalents at beginning of year	194,040	18,204	15,518

Cash and cash equivalents at end of year	$192,763	$194,040	$18,204

See accompanying notes

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$186,774	$173,221	$166,771
Taxes paid	966	690	711
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(321,235)	$—	$(9,078)
Investment in real estate mortgage receivable	—	(8,288)	—
Net assets transferred to Government Properties Income Trust	—	—	395,317
Working capital acquired	—	1,153	—
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$1,039	$896	$628
Assumption of mortgage notes payable	321,235	—	9,069
Secured credit facility and related deferred financing fees transferred to Government Properties Income Trust	—	—	(243,199)
Common distributions declared	—	(26,863)	26,863

See accompanying notes

COMMONWEALTH REIT

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1. Organization

        CommonWealth REIT is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. At December 31, 2011, we had investments in 516 primarily office and industrial properties with a total of approximately 72,283,000 square feet of leasable space, including 57 properties with approximately 17,896,000 square feet of leased industrial and commercial lands in Oahu, HI and 11 properties with approximately 1,756,000 square feet located in various locations in Australia. In addition, we owned 21.1% of the common shares of Government Properties Income Trust, or GOV, a Maryland REIT that primarily owns properties that are majority leased to government tenants. GOV was our wholly owned subsidiary until its initial public offering, or IPO, in June 2009 when it became a separate public entity.

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

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, for our properties among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, building and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, building and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

        We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values (presented in our consolidated balance sheets as assumed real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. Such amortization resulted in net reductions to rental income of $8,239, $6,895 and $9,162 during the years ended December 31, 2011, 2010 and 2009, respectively, and net reductions to income from discontinued operations of $241, $553 and $878, for the years ended December 31, 2011, 2010 and 2009, respectively. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the remaining terms of the respective leases. The amount of such amortization included in depreciation and amortization totaled $39,102, $25,272 and $23,788 during the years ended December 31, 2011, 2010 and 2009, respectively. The amount of such amortization included in income from discontinued operations totaled $863, $1,311 and $1,346 during the years ended December 31, 2011, 2010 and 2009, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

        Capitalized above market lease values for properties held and used in operations were $173,909 and $140,506 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $51,578 and $55,685, respectively, as of those same respective dates. As of December 31, 2010, capitalized above market lease values and accumulated amortization for properties held for sale were $6,089 and $5,326, respectively. Capitalized below market lease values for properties held and used in operations were $101,039 and $90,483 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $30,860 and $24,543, respectively, as of those same respective dates. As of December 31, 2010, capitalized below market lease values and accumulated amortization for properties held for sale were $27 and $20, respectively. The value of acquired in place leases, exclusive of the value of above and below market in place leases for properties held and used in operations, were $299,616 and $218,006 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $78,030 and $68,914, respectively, as of those same respective dates. As of

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

December 31, 2010, the value of acquired in place leases and accumulated amortization, exclusive of the value of above and below market acquired in place leases, for properties held for sale was $4,353 and $4,012, respectively. Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2011 are approximately $48,470 in 2012, $41,908 in 2013, $38,161 in 2014, $32,954 in 2015, $26,904 in 2016 and $85,341 thereafter.

        We recognize impairment losses on investments when indicators of impairment are present and the estimated undiscounted cash flow from our investments is less than the carrying amount of such investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. During 2011, we recorded losses on asset impairment totaling $10,355 reflecting a $9,604 write down of 26 properties to estimated fair value based on broker valuations and an analysis of property level cash flows, and $751 of depreciation on one property with a net book value that was less than its estimated fair value.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it, other than at one building in Monroeville, PA where we are renovating the property for new tenants. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed. Certain of our industrial lands in Hawaii may require expensive environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change those land uses or to undertake this environmental clean up. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2011 and 2010, accrued environmental remediation costs totaling $14,625 and $16,465, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets.

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

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Other Assets, Net.    Other assets consist principally of deferred financing fees, deferred leasing costs, capitalized lease incentives and prepaid property operating expenses. Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans. At December 31, 2011 and 2010, deferred financing fees totaled $45,763 and $40,661, respectively, and accumulated amortization for deferred financing fees totaled $16,108 and $11,459, respectively, as of those same respective dates. Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs for properties held and used in operations totaled $130,176 and $116,959 at December 31, 2011 and 2010, respectively, and accumulated amortization for deferred leasing costs for properties held and used in operations totaled $44,974 and $42,512, respectively, as of those same respective dates. Deferred leasing costs for properties held for sale totaled $0 and $2,703 at December 31, 2011 and 2010, respectively, and accumulated amortization for deferred leasing costs for properties held for sale totaled $0 and $1,018, respectively, as of those same respective dates. Capitalized lease incentives are amortized on a straight line basis to rental income over the terms of the respective leases. Capitalized lease incentives for properties held and used in operations totaled $16,636 and $14,716 at December 31, 2011 and 2010, respectively, and accumulated amortization for capitalized lease incentives for properties held and used in operations totaled $1,692 and $46, respectively, as of those same respective dates. Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2011 are approximately $21,901 in 2012, $19,821 in 2013, $18,249 in 2014, $15,970 in 2015, $11,607 in 2016 and $27,309 thereafter. Future amortization of capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2011 are approximately $1,710 in 2012, $1,710 in 2013, $1,702 in 2014, $1,695 in 2015, $1,691 in 2016 and $6,436 thereafter.

        Accounting Policy for Derivative Instruments.    The Derivatives and Hedging Topic of The FASB Accounting Standards CodificationTM, or the Codification, requires companies to recognize all their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. In December 2009, we entered into interest rate swap agreements that qualify as cash flow hedges. As of December 31, 2011 and 2010, the fair value of our derivative instrument of $15,796 and $6,956, respectively, was included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheets.

        We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with our floating rate borrowings. We designate certain interest rate swaps as cash flow hedges of floating rate borrowings.

        Revenue Recognition.    Rental income from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

term, is recognized on a straight line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved.

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

        Income Taxes.    We are a REIT under the Internal Revenue Code of 1986, as amended and, are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a real estate investment trust. However, we are subject to certain state, local and Australian taxes without regard to our REIT status.

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

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

        Foreign Operations.    The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries in countries other than the United States is the principal currency in which the entity's assets, liabilities, income and expenses are denominated. The functional currency of our consolidated subsidiary that operates in Australia is the Australian dollar. We translate our Australian subsidiary's financial statements into U.S. dollars when we consolidate that subsidiary's financial statements on a quarterly basis. Generally, we translate assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in cumulative other comprehensive income in our consolidated

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

balance sheets. We translate income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We are subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies. A significant change in the value of Australian currency compared to U.S. currency would have an effect on future reported results of operations and financial position. We do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate foreign currency risk. As of December 31, 2011 and 2010, cumulative foreign currency translation adjustments were $11,009 and $11,641, respectively.

        New Accounting Pronouncements.    In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. This update requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. This update was effective for fiscal years beginning on or after December 15, 2010. The adoption of this update did not cause any material changes to the disclosures in our consolidated financial statements.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements. This update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. This update is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this update to cause any material changes to the disclosures in, or presentation of, our consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. This update is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this update to cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

Note 3. Real Estate Properties

        During 2011, we acquired 23 properties with a combined 6,806,615 square feet for an aggregate purchase price of $1,144,852, including the assumption of $321,235 of mortgage debt and excluding closing costs, and we sold 20 properties with approximately 2,148,000 square feet for an aggregate sale price of $265,145, excluding closing costs. We also funded $104,653 of improvements to our owned properties during 2011. Since January 1, 2012, we have acquired an additional property with 1,006,574 square feet for a purchase price of $150,600, including the assumption of $147,872 of mortgage debt and excluding closing costs. We have also entered into agreements to acquire two properties with a combined 1,056,869 square feet for an aggregate purchase price of $148,000, including the assumption

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

of approximately $29,200 of mortgage debt and excluding closing costs. Details of our completed and pending acquisitions and sales during 2011 and since then are as follows:

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

        In March 2011, we acquired four properties located in Phoenix, AZ with a combined 1,063,364 square feet. The aggregate purchase price was $136,500, excluding closing costs. We allocated $30,985 to land, $55,733 to buildings and improvements, $38,635 to investment in direct financing lease, $15,706 to acquired real estate leases, $500 to assumed real estate lease obligations and $4,059 to notes payable. These allocations are preliminary and are subject to change pending an evaluation by an independent real estate appraisal firm that is expected to be finalized during the first quarter of 2012.

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

        In January 2012, we acquired an office property located in Chicago, IL with 1,006,574 square feet. The aggregate purchase price was $150,600, including the assumption of $147,872 of mortgage debt and excluding closing costs.

        In October 2011, we entered an agreement to acquire an office property located in Hartford, CT with 884,669 square feet. The purchase price is $99,000, excluding closing costs. We expect to acquire this property during the first half of 2012; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property in that time period or at all.

        In January 2012, we entered an agreement to acquire an office property located in Austin, TX with 172,200 square feet. The purchase price is $49,000, including the assumption of approximately $29,200 of mortgage debt and excluding closing costs. We expect to acquire this property during the first half of 2012; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire this property in that time period or at all.

Property Sales:

        In November 2010, we entered into various agreements to sell 27 properties which are majority leased as medical office, clinic and biotech laboratory buildings to Senior Housing Properties Trust, or SNH, for an aggregate sale price of $470,000, excluding closing costs. In 2010, we sold 21 of these properties containing approximately 2,066,000 square feet for an aggregate sale price of $374,130, excluding closing costs, and recognized net gains totaling $133,272. In January 2011, we sold the remaining six properties containing approximately 737,000 square feet for an aggregate sale price of $95,870, excluding closing costs, and recognized gains totaling $35,000. In September 2011, we sold to SNH 13 additional properties located in eight states with approximately 1,310,000 square feet for an aggregate sale price of $167,000, excluding closing costs, and recognized net gains totaling $7,846. We previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them. In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal as substantially all of the properties that were subject to that

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

right of first refusal had been purchased by SNH (See Note 9). Because we and SNH have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and SNH's boards of trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

        In February 2011, we sold an industrial property located in Adairsville, GA with 101,400 square feet for $2,275, excluding closing costs, and recognized a loss of $94.

        As of December 31, 2011, none of our properties were classified as held for sale. As of December 31, 2010, we had 12 office properties with a combined 1,556,000 square feet and 22 industrial and other properties with a combined 2,171,000 square feet classified as held for sale in our consolidated balance sheet. As discussed above, we sold two of these industrial properties and five of these office properties during 2011. The remaining 20 industrial properties with a combined 1,834,000 square feet and seven office properties with a combined 1,054,000 square feet were reclassified to properties held and used in operations during the fourth quarter of 2011 when we determined, based on marketing efforts and economic conditions, that the sale of these properties was no longer probable.

        We classify all properties actively marketed, under contract, in active negotiations and otherwise probable for sale within one year as held for sale in our consolidated balance sheets. Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of income, except for properties sold during 2010 to GOV. Properties that we sold to GOV are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary. Summarized balance sheet and income statement information for properties sold or held for sale, other than properties sold to GOV, is as follows:

        Balance Sheets:

December 31, 2010
Real estate properties	$105,291
Acquired real estate leases	1,104
Rents receivable	4,446
Other assets, net	3,585

Properties held for sale	114,426

Assumed real estate lease obligations	$7
Rent collected in advance	1,187
Security deposits	298

Liabilities related to properties held for sale	$1,492

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

        Income Statements:

	Year Ended December 31,
	2011	2010	2009
Rental income	$20,460	$80,973	$97,222
Operating expenses	(9,726)	(31,802)	(34,596)
Depreciation and amortization	(4,463)	(16,323)	(17,647)
General and administrative	(722)	(2,834)	(3,268)
Acquisition related costs	(128)	(7)	(216)

Operating income	5,421	30,007	41,495
Interest income	2	7	2
Interest expense	—	(3,791)	(6,603)

Income from discontinued operations	$5,423	$26,223	$34,894

        Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2012 to 2051. The triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services.

        We committed $104,794 for expenditures related to 6,806,000 square feet of leases executed during 2011. Committed but unspent tenant related obligations based on executed leases as of December 31, 2011, were $71,305.

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2011 are as follows:

2012	$746,467
2013	685,860
2014	625,785
2015	566,948
2016	476,837
Thereafter	2,157,646

$5,259,543

        One of our real estate properties purchased during 2009 is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

        The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2011, are as follows:

2012	$1,456
2013	1,461
2014	1,477
2015	1,477
2016	1,477
Thereafter	134,456

$141,804

        The amount of ground lease expense included in operating expenses during the years ended December 31, 2011, 2010 and 2009, totaled $1,850, $1,844 and $718, respectively.

Note 4. Investment in Direct Financing Lease

        Our investment in a direct financing lease relates to the triple net lease with a term that exceeds 75% of the useful life of one office tower located within a mixed use property in Phoenix, AZ that we acquired in March 2011. We recognize direct financing lease income using the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The following table summarizes the carrying amount of our net investment in the direct financing lease as of December 31, 2011. The carrying amount of our net investment is included in other assets in our consolidated balance sheet.

December 31, 2011
Total minimum lease payments receivable	$39,182
Estimated unguaranteed residual value of leased asset	4,951
Unearned income	(10,754)

Net investment in direct financing lease	$33,379

        Additionally, we have determined that no allowance for losses related to our direct financing lease was necessary at December 31, 2011.

        Our direct financing lease has an expiration date in 2045. Future minimum rentals receivable on this direct financing lease as of December 31, 2011 are $8,098 in 2012, $8,098 in 2013, $8,098 in 2014, $8,098 in 2015, $226 in 2016 and $6,564 thereafter.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 5. Equity Investments

        At December 31, 2011 and 2010, we had the following equity investments in GOV and AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
	December 31,		December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010	2009
GOV	21.1%	24.6%	$172,186	$166,388	$11,238	$8,465	$6,679
AIC	14.3%	14.3%	5,291	5,076	139	(1)	(133)

			$177,477	$171,464	$11,377	$8,464	$6,546

        At December 31, 2011, we owned 9,950,000, or approximately 21.1%, of the common shares of beneficial interest of GOV, with a carrying value of $172,186 and a market value, based on quoted market prices, of $224,373 ($22.55 per share). GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity. In July 2011, GOV issued 6,500,000 common shares in a public offering for $25.40 per common share, raising net proceeds of approximately $157,900. As a result of the per share sales price of this transaction being above our per share carrying value, our ownership percentage in GOV was reduced from 24.6% prior to this transaction to 21.1% after this transaction, and we recognized a gain of $11,177 (See Note 9).

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

        During the years ended December 31, 2011, 2010 and 2009, we received cash distributions from GOV totaling $16,617, $16,119 and $4,975, respectively.

        The following summarized financial data of GOV, as reported in GOV's Annual Report on Form 10-K for the year ended December 31, 2011, includes results of operations prior to June 8, 2009 (the date GOV became a separate public company), which are included in our consolidated results of operations when GOV was our wholly owned subsidiary. References in our financial statements to the Annual Report on Form 10-K for GOV are included as textual references only, and the information in GOV's Annual Report on Form 10-K is not incorporated by reference into our financial statements.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 5. Equity Investments (Continued)

        Consolidated Balance Sheets:

	December 31,
	2011	2010
Real estate properties, net	$1,198,050	$846,447
Acquired real estate leases, net	117,596	60,097
Cash and cash equivalents	3,272	2,437
Rents receivable, net	29,000	19,200
Other assets, net	20,657	23,107

Total assets	$1,368,575	$951,288

Revolving credit facility	$345,500	$118,000
Mortgage notes payable	95,383	46,428
Assumed real estate lease obligations, net	11,262	13,679
Other liabilities	24,762	15,784
Shareholders' equity	891,668	757,397

Total liabilities and shareholders' equity	$1,368,575	$951,288

        Consolidated Statements of Income:

	Year Ended December 31,
	2011	2010	2009
Rental income	$178,950	$117,219	$79,161
Operating expenses	(66,445)	(41,178)	(27,307)
Depreciation and amortization	(40,089)	(24,239)	(15,172)
Acquisition related costs	(3,504)	(5,750)	(1,032)
General and administrative	(10,898)	(7,061)	(4,058)

Operating income	58,014	38,991	31,592
Interest and other income	104	103	53
Interest expense	(12,057)	(7,351)	(5,556)
Loss on extinguishment of debt	—	(3,786)	—
Equity in earnings (losses) of an investee	139	(1)	(15)

Income before income tax expense	46,200	27,956	26,074
Income tax expense	(203)	(161)	(93)

Net income	$45,997	$27,795	$25,981

Weighted average common shares outstanding	43,368	34,341	15,082

Net income per common share	$1.06	$0.81	$1.72

        As of December 31, 2011, we have invested $5,209 in AIC, an insurance company owned by RMR, us and five other companies to which RMR provides management services, including GOV and SNH. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. At December 31, 2011, we owned

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 5. Equity Investments (Continued)

approximately 14.3% of AIC with a current carrying value of $5,291. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC (See Note 2 and Note 9). Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition, and the financial condition and prospects for AIC's insurance business.

        In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our annual premiums for this property insurance in 2011 and 2010 were $6,697 and $5,328, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

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

Note 7. Shareholders' Equity

Share Awards:

        We have common shares available for issuance under the terms of our award plan adopted in 2003, or the 2003 Plan. We awarded common shares to our officers and certain employees of RMR in 2011, 2010 and 2009. We also awarded each of our Trustees 2,000 common shares in 2011 with an aggregate market value of $266 ($53 per Trustee) on the date of the grant, 1,250 common shares in 2010 with an aggregate market value of $203 ($41 per Trustee) on the date of the grant, and 1,250 common shares in 2009 with an aggregate market value of $101 ($20 per Trustee) on the date of grant as part of their annual compensation. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses at the time the awards vest.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 7. Shareholders' Equity (Continued)

        A summary of shares granted and vested under the terms of our 2003 Plan for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2008	32,495	$27.20
Granted in 2009	44,250	28.11
Vested in 2009	(23,180)	26.72

Unvested shares at December 31, 2009	53,565	28.76
Granted in 2010	48,625	27.96
Vested in 2010	(31,670)	28.29

Unvested shares at December 31, 2010	70,520	27.96
Granted in 2011	83,050	20.76
Vested in 2011	(49,955)	20.79

Unvested shares at December 31, 2011	103,615	23.32

        The 103,615 unvested shares as of December 31, 2011 are scheduled to vest as follows: 35,760 shares in 2012, 30,285 shares in 2013, 22,960 shares in 2014 and 14,610 in 2015. As of December 31, 2011, the estimated future compensation expense for the unvested shares was $1,724 based on the closing share price of our common shares on December 31, 2011 of $16.64. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2011, 2010 and 2009, we recorded $1,139, $1,034 and $1,092, respectively, of compensation expense related to our 2003 Plan.

        At December 31, 2011, 1,335,960 common shares remain available for issuance under the 2003 Plan.

Distributions:

        In January 2012, we declared a distribution of $0.50 per common share, or $41,861, which we paid on February 21, 2012 to shareholders of record on January 20, 2012. Cash distributions per common share paid or accrued by us in 2011, 2010 and 2009, were $2.00, $1.48 and $2.40, respectively. The characterization of our distributions paid or accrued in 2011, 2010 and 2009 was 65.90%, 82.82% and 96.75% ordinary income, respectively, 23.54%, 17.18% and 0% return of capital, respectively, 7.34%, 0% and 3.25% Internal Revenue Code section 1250 gain, respectively, and 3.22%, 0% and 0% capital gain, respectively. In December 2009, we declared and accrued a distribution of $0.48 per common share which was paid on January 29, 2010, to shareholders of record on December 21, 2009; this distribution was effective for the tax year 2009. Our credit facility and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 7. Shareholders' Equity (Continued)

Preferred Shares:

        Our 6,000,000 series C cumulative redeemable preferred shares carry dividends of $1.78125, 7 1/8%, per annum, payable in equal quarterly payments. Each series C preferred share has a liquidation preference of $25.00 and is redeemable, at our option, for $25.00 each plus accrued and unpaid dividends at any time.

        Our 15,180,000 series D cumulative convertible preferred shares carry dividends of $1.625, 6 1/2%, per annum, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 7,298,165 additional common shares at December 31, 2011. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

        In June 2011, we issued 11,000,000 series E cumulative redeemable preferred shares in a public offering, raising net proceeds of $265,391. Each series E preferred share has a liquidation preference of $25.00 and requires dividends of $1.8125, 7 1/4% of the liquidation preference per annum, payable in equal quarterly payments. The series E preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after May 15, 2016 or if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange, or the NYSE, or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of series E preferred shares that we do not elect to redeem may at their option convert those series E preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

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

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 8. Income Taxes

        Our provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
State	$542	$520	$735
Foreign	465	102	—

	1,007	622	735

Deferred:
State	—	—	—
Foreign	340	(72)	—

	340	(72)	—

Income tax provision	$1,347	$550	$735

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction	(35.00)%	(35.00)%	(35.00)%
State, local, and foreign income taxes, net of federal tax benefit	1.22%	0.40%	0.40%

Effective tax rate	1.22%	0.40%	0.40%

        Deferred income tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and are determined using tax rates expected to be in effect when the deferred income tax assets and liabilities are anticipated to be paid or recovered. At December 31, 2011 and 2010, we had deferred tax assets of $1,992 and $1,270, respectively, of which $1,414 and $1,178, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia. At December 31, 2011 and 2010, we had deferred tax liabilities of $1,214 and $20, respectively. Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $165 and $160 as of December 31, 2011 and 2010, respectively.

Note 9. Related Person Transactions

        We have adopted written Governance Guidelines that address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, an owner, President and Chief Executive Officer, and a Director of RMR. Each of our other executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. RMR has approximately 740 employees and provides management services to other companies in addition to us.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        On November 1, 2011, we and RMR entered into an amended and restated business management agreement, or the business management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250,000 of such investments, and 0.5% thereafter, and 1.0% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, RMR receives an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during such fiscal year and (ii) the excess if any of FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.04 multiplied by the weighted average number of our common shares outstanding on a fully diluted basis during such fiscal year. Our investment in GOV, which is described below, is not counted for purposes of determining the business management fees payable by us to RMR.

        In determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another REIT to which RMR provides business management or property management services, or an RMR

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

Managed REIT, will be equal to the applicable selling RMR Managed REIT's historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition.

        The property management agreement provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. However, with respect to our investments in Australia, RMR has agreed to waive half of the fees payable by us under the property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook Fund Management Limited with respect to those investments is in effect and we or any of our subsidiaries are paying fees under that agreement.

        The aggregate business management and property management fees earned by RMR for 2011, 2010 and 2009 were $69,518, $62,232 and $62,563 (which amount includes approximately $2,400 allocated to GOV before GOV became a separate public company), respectively. In addition, MacarthurCook Fund Management Limited earned $1,856 in 2011 and $185 in 2010 with respect to our Australian properties, which amounts are equal to the fees waived by RMR and excluded from the amounts earned by RMR during those years. Business management fees are included in general and administrative expenses and property management fees are included in operating expenses or have been capitalized as appropriate, in our consolidated financial statements. No incentive fees were earned by RMR in 2011, 2010 and 2009 because the FFO Per Share in these years did not exceed the immediately preceding fiscal year's FFO Per Share.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $240, $213 and $220 for 2011, 2010 and 2009, respectively, which are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2012, and will be subject to automatic renewal unless earlier terminated.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, which include Hospitality Properties Trust, or HPT, SNH, GOV, Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        RMR also leases from us approximately 24,000 square feet of office space for eight regional offices. We earned approximately $566, $498 and $531 in rental income from RMR in 2011, 2010 and 2009, respectively, which we believe is commercially reasonable rent for this office space.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

        As part of our annual restricted share grants under the 2003 Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers, in their capacities as RMR employees or executive officers of us. In 2011, 2010 and 2009, we granted a total of 73,050 restricted shares with an aggregate value of $1,458, 42,375 restricted shares with an aggregate value of $1,157 and 38,000 restricted shares with an aggregate value of $1,143, respectively, to such persons in such capacities, based upon the closing price of our common shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

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

        In May 2008, concurrently with our agreements to sell 47 medical office, clinic and biotech laboratory buildings to SNH for $562,000, we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. At the same time, we granted SNH a right of first refusal to purchase up to 45 additional identified properties that we owned and that were leased to tenants in medical related businesses in the event that we determined to sell such properties, including an indirect sale as a result of a change of control of us or our subsidiaries which owned those properties. Between November 2010 and January 2011, we sold to SNH 27 properties (approximately 2,803,000 square feet), which were majority leased as medical office, clinic and biotech laboratory buildings, for an aggregate

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

sale price of $470,000, excluding closing costs. We recognized net gains totaling approximately $168,272 from these sales. On September 30, 2011, we sold to SNH 13 additional properties (approximately 1,310,000 square feet), which were located in eight states and majority leased as medical office buildings and to tenants in medical related businesses, for an aggregate sale price of $167,000, excluding closing costs, and we recognized net gains totaling $7,846 from these sales. Certain of the properties included in these sales were subject to SNH's right of first refusal referred to above. In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH. Our sale agreements with SNH include arbitration provisions for the resolution of certain disputes, claims and controversies.

        As of February 22, 2012, SNH owned 250,000 of our common shares. Both we and SNH are managed by RMR; Mr. Barry Portnoy and Mr. Adam Portnoy are Managing Trustees of both us and SNH; and Frederick N. Zeytoonjian is an Independent Trustee of both us and SNH. Also, all of our and SNH's officers are employees of RMR. Accordingly, the sale and amendment agreements between us and SNH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

        GOV was formerly our 100% owned subsidiary. In June 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of ours. In connection with this offering, we and GOV entered a transaction agreement, which governs our separation from and relationship with GOV. Pursuant to this transaction agreement, among other things, we and GOV agreed that, so long as we own in excess of 10% of GOV's outstanding common shares, we and GOV engage the same manager or we and GOV have any common managing trustees: (1) we will not acquire ownership of properties that are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also our Trustees have determined not to make the acquisition; (2) GOV will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of our Independent Trustees who are not also GOV's trustees have determined not to make the acquisition; and (3) GOV will have a right of first refusal to purchase any property owned by us that we determine to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us. The provisions described in (1) and (2) do not prevent GOV from continuing to own and lease its current properties or properties otherwise acquired by GOV that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit us from leasing our current or future properties to government tenants. We and GOV also agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        In June 2010, we entered into a series of agreements to sell to GOV 15 properties (approximately 1,900,000 rentable square feet) which are majority leased to government tenants. We completed the sale of all 15 of these properties in 2010 for an aggregate sale price of $231,000, excluding closing costs, and recognized gains totaling $34,336, exclusive of deferred gains of $14,588 attributable to our ownership interest in GOV. These 15 properties were subject to the right of first refusal we granted to

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

GOV in the transaction agreement described above. Our sale agreements with GOV include arbitration provisions for the resolution of certain disputes, claims and controversies.

        We are GOV's largest shareholder and as of February 22, 2012, we owned 9,950,000 common shares of GOV, which represented approximately 21.1% of GOV's outstanding common shares. Both we and GOV are managed by RMR, Mr. Barry Portnoy and Mr. Adam Portnoy are Managing Trustees of both us and GOV and Mr. Adam Portnoy is our President and was the President of GOV from its formation in 2009 until January 2011 when he became our President. Also, all of our officers and GOV's officers are officers of RMR. Accordingly, the sale agreements between us and GOV described above and the transactions contemplated by those agreements, which we entered into with GOV after GOV became a separate public company, were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, GOV, HPT, Five Star and TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including SNH, GOV and HPT. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the Securities and Exchange Commission, or the SEC.

        On December 22, 2011, our wholly owned subsidiary, Select Income REIT, or SIR, filed a registration statement with the SEC for an IPO of common shares as a REIT that is focused on owning and investing in net leased, single tenant properties. If the SIR registration statement becomes effective and the IPO is completed, we expect to continue to own a majority of SIR's common shares after the completion of the offering and because of our retained majority interest in SIR, we expect SIR will remain one of our consolidated subsidiaries. On February 16, 2012, we transferred 251 properties (approximately 21,400,000 rentable square feet) to SIR, including substantially all of our commercial and industrial properties located in Oahu, HI and 23 suburban office and industrial properties located throughout the mainland U.S. In exchange for our contribution of 251 properties to SIR, we received 22,000,000 SIR common shares and a $400,000 demand promissory note, or the Demand Note. We expect that SIR would use net proceeds of its proposed IPO to repay in part amounts outstanding under the Demand Note. Upon completion of the IPO, SIR expects to enter into a $500,000 bank facility with a group of commercial banks. Upon completion of the IPO, SIR intends to borrow under the bank facility to repay the balance of the Demand Note and reimburse us for the costs we incurred in organizing SIR, establishing its bank facility and preparing for its IPO. There can be no assurance that SIR will be successful in completing its share offering and establishing the bank facility or that it will have the funds to repay the Demand Note or to reimburse us for the costs we incurred in organizing SIR.

        In order to govern the separation of SIR from us, upon completion of the IPO, we intend to enter into a transaction agreement with SIR. We expect that the transaction agreement will provide, among other things, that (1) the current assets and liabilities of the properties to be transferred to SIR will, as

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 9. Related Person Transactions (Continued)

of the time of the closing of the IPO of SIR's common shares, be settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (2) SIR will indemnify us with respect to any liability relating to any property transferred to it by us, including any liability which relates to periods prior to SIR's formation.

        Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of SIR. In addition, if the IPO is completed, it is currently expected that Mr. William Lamkin, one of our Independent Trustees, will serve as an independent trustee of SIR.

        If the SIR IPO is completed, we also expect that RMR will provide business and property management services to SIR. We expect that SIR will enter into management agreements with RMR that are on terms that are substantially similar to our management agreements with RMR. Accordingly, our management fees to RMR may be reduced by the amount of the management fees that would have otherwise been payable by us with respect to properties contributed by us to SIR. The SIR IPO will not occur unless, among other things, the SEC has declared the registration statement to be effective and underwriters have agreed to purchase and distribute the shares proposed to be offered by SIR. In addition, we may determine in our discretion, due to market conditions or otherwise, not to proceed with the SIR IPO. Accordingly, there can be no assurance that the IPO will occur.

        We, RMR, SNH, GOV, HPT, Five Star and TA each currently own approximately 14.3% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement that we, the other shareholders of AIC and AIC are parties to includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        As of February 22, 2012, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2011, we recognized income of $139 related to our investment in AIC. For 2010 and 2009, we recognized losses of $1 and $133, respectively, related to our investment in AIC. In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our annual premiums for this property insurance in 2011 and 2010 were $6,697 and $5,328, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Indebtedness

        At December 31, 2011 and 2010, our outstanding indebtedness included the following:

	December 31,
	2011	2010
Unsecured revolving credit facility, due October 2015, at LIBOR plus a premium	$100,000	$—
Unsecured term loan, due December 2012, at LIBOR plus a premium	57,000	—
Unsecured term loan, due December 2016, at LIBOR plus a premium	500,000	400,000
Unsecured floating rate senior notes, due March 2011, at LIBOR plus a premium	—	168,219
Senior Notes, due 2012 at 6.95%	150,680	150,680
Senior Notes, due 2013 at 6.50%	190,980	190,980
Senior Notes, due 2014 at 5.75%	244,655	244,655
Senior Notes, due 2015 at 6.40%	186,000	186,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Senior Notes, due 2017 at 6.25%	250,000	250,000
Senior Notes, due 2018 at 6.65%	250,000	250,000
Senior Notes, due 2019 at 7.50%	125,000	125,000
Senior Notes, due 2020 at 5.875%	250,000	250,000
Mortgage Notes Payable, due 2011 at 7.435%	—	29,421
Mortgage Notes Payable, due 2012 at 7.31%	5,428	—
Mortgage Notes Payable, due 2012 at 8.05%	—	23,466
Mortgage Notes Payable, due 2012 at 6.0%	4,633	4,795
Mortgage Notes Payable, due 2014 at 4.95%	12,655	12,940
Mortgage Notes Payable, due 2015 at 5.99%	8,540	8,793
Mortgage Notes Payable, due 2015 at 5.78%	9,256	—
Mortgage Notes Payable, due 2016 at 5.76%	7,833	8,172
Mortgage Notes Payable, due 2016 at 6.03%	41,335	41,600
Mortgage Notes Payable, due 2016 at 7.36%	11,766	12,196
Mortgage Notes Payable, due 2017 at 5.67%	41,275	—
Mortgage Notes Payable, due 2017 at 5.68%	265,000	—
Mortgage Notes Payable, due 2019 at LIBOR plus a premium(1)	175,000	175,000
Mortgage Notes Payable, due 2022 at 6.75%	4,042	4,307
Mortgage Notes Payable, due 2023 at 6.14%	13,530	14,357
Mortgage Notes Payable, due 2026 at 5.71%	8,012	8,367
Mortgage Notes Payable, due 2027 at 6.06%(2)	12,924	13,392

	3,575,544	3,222,340
Unamortized net premiums and (discounts)	1,787	(16,274)

	$3,577,331	$3,206,066

(1)
Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%.

(2)
This loan is callable by the lender in October 2012.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Indebtedness (Continued)

        In March 2011, we repaid at maturity all $168,219 of our floating rate senior notes using borrowings under our revolving credit facility. In June 2011, we repaid at maturity $29,188 of 7.435% mortgage debt and in July 2011, we prepaid at par plus a premium $23,168 of 8.05% mortgage debt due in 2012 using cash on hand and proceeds from our common share offering completed in July 2011. In connection with the mortgage prepaid in July 2011, we recorded a net gain on early extinguishment of debt of $310 from the write off of unamortized premiums and deferred financing fees.

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

        During October 2011, our $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes was amended. Prior to this amendment, our credit facility matured on August 8, 2013 and included a conditional option for us to extend the facility for one year to August 8, 2014. The October 2011 amendment extends the maturity date from August 8, 2013 to October 19, 2015, with an option to extend the facility an additional year to October 19, 2016, subject to satisfaction of certain conditions, and includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. The amendment also reduces the interest rate paid on our borrowings under the revolving credit facility from LIBOR plus 200 basis points to LIBOR plus 125 basis points, subject to adjustments based on our credit ratings. In connection with this amendment, we recorded a loss on early extinguishment of debt of $345 from the write off of unamortized deferred financing fees relating to lenders that did not commit to the amended terms. The interest rate on our revolving credit facility averaged 2.2% and 1.8% per annum for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had $100,000 outstanding and $650,000 available under our revolving credit facility.

        In October 2011, we amended our existing term loan and increased its size from $400,000 to $557,000. Prior to this amendment, our term loan had a maturity date of December 15, 2015 and an interest rate set at LIBOR plus 200 basis points, subject to adjustments based on changes to our credit ratings. The amended term loan eliminates the prepayment premium, extends the maturity date to December 15, 2016, and reduces interest we pay on borrowings to LIBOR plus 150 basis points, subject to adjustments based on changes to our credit ratings. In addition, the amended term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Three lenders representing $57,000 of aggregate borrowings did not commit to the amended term loan. Accordingly, these three lenders will be subject to the terms of the old term loan and we have agreed to repay these lenders in December 2012 when there will be no prepayment penalty.

        Our public debt indentures, our credit facility agreement and our term loan agreement contain a number of financial and other covenants, including a credit facility and term loan covenant that

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 10. Indebtedness (Continued)

restricts our ability to make distributions under certain circumstances. At December 31, 2011, we believe we were in compliance with all of our covenants under our public debt indentures, our revolving credit facility and term loan agreements.

        At December 31, 2011, 23 properties costing $914,400 with an aggregate net book value of $799,787 were secured by mortgage notes totaling $632,301 (net of premiums and discounts) maturing from 2012 through 2027.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2011, are as follows:

2012	$221,946
2013	197,076
2014	262,842
2015	557,920
2016	959,768
Thereafter	1,375,992

$3,575,544

        In January 2012, we prepaid at par all $150,680 of our 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility. In February 2012, we repaid at maturity $5,404 of 7.31% mortgage debt using cash on hand.

Note 11. Fair Value of Assets and Liabilities

        The table below presents certain of our assets and liabilities measured at fair value during 2011, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate contracts(1)	$(15,796)	$—	$(15,796)	$—
Non-Recurring Fair Value Measurements:
Long-lived assets held and used(2)	$32,718	$—	$—	$32,718

(1)
The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. As of December 31,

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 11. Fair Value of Assets and Liabilities (Continued)

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

(2)
Long-lived assets held and used consist of six office properties and 20 industrial properties that were written down from their carrying value of $42,322 to their estimated fair value of $32,718, resulting in an impairment charge of $9,604 in our Other Markets segment for the year ended December 31, 2011. The fair value for these properties was estimated as of November 30, 2011 and is not indicative of estimated market value as of December 31, 2011. We used broker information and comparable sales transactions for 21 properties and the sum of their expected future discounted cash flows for five properties (level 3 inputs) less estimated closing costs to determine the fair value of these properties. We estimate aggregate future cash flows expected to be generated by each property based on a number of factors such as market rents, operating expenses, discount rates and capitalization rates. These factors are generally based on our experience in local real estate markets and the effects of current market conditions.

        We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates. The only risk currently managed by using our derivative instruments is a part of our interest rate risk. Although we have not done so as of December 31, 2011 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time. We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, which require interest at a spread over LIBOR. The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The fair value of our derivative instruments decreased by $8,840 and $9,501 during the years ended December 31, 2011 and 2010, respectively, based primarily on changes in market interest rates. As of December 31, 2011 and 2010, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheets totaled ($15,796) and ($6,956), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.

        In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 11. Fair Value of Assets and Liabilities (Continued)

amounts due to related persons. At December 31, 2011 and 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equity investment in GOV	$172,186	$224,373	$166,388	$266,561
Senior notes and mortgage notes payable	$2,745,331	$2,924,141	$2,462,847	$2,599,075

        At December 31, 2011 and 2010, the fair values of our equity investment in GOV are based on quoted market prices of $22.55 and $26.79, respectively. The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads.

        Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, no single tenant of ours is responsible for more than 3% of our total rents.

        We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 12. Segment Information

        As of December 31, 2011, we owned 45 Central Business District, or CBD, office properties, 272 suburban office properties and 199 industrial & other properties. We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting. We account for our properties by property type (i.e. CBD office, suburban office and industrial & other) and by geographic regions. We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses. Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Chicago, IL, Metro Denver, CO, Australia, Metro Washington, DC and Other Markets, which includes properties located elsewhere throughout the United States. Prior periods have been restated to reflect 12 office properties and one industrial property reclassified to discontinued operations from continuing operations during the third quarter of 2011 and seven office properties and 20 industrial properties reclassified to continuing operations from discontinued operations during the fourth quarter of 2011.

        The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, loss on asset impairment, acquisition related costs, interest and other income and expense, (loss) gain on early extinguishment of debt, equity in earnings of investees, gain on issuance of shares by an equity investee, gain on asset acquisition and gain on sale of properties. The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 12. Segment Information (Continued)

        As of December 31, 2011, we owned 317 office properties and 199 industrial & other properties. Property level information by geographic segment and property type is as follows:

        As of and for the year ended December 31, 2011:

	As of December 31, 2011
	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,591	462	—	5,053
Oahu, HI	—	—	17,896	17,896
Metro Chicago, IL	2,581	1,164	104	3,849
Metro Denver, CO	672	789	553	2,014
Australia	314	—	1,442	1,756
Metro Washington, DC	428	1,216	—	1,644
Other Markets	9,233	18,513	12,325	40,071

Totals	17,819	22,144	32,320	72,283

	Year Ended December 31, 2011
	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$114,640	$5,190	$—	$119,830
Oahu, HI	—	—	73,413	73,413
Metro Chicago, IL	38,256	27,837	469	66,562
Metro Denver, CO	20,814	14,740	8,879	44,433
Australia	21,557	—	12,222	33,779
Metro Washington, DC	14,360	27,180	—	41,540
Other Markets	180,915	284,003	67,473	532,391

Totals	$390,542	$358,950	$162,456	$911,948

Property net operating income:
Metro Philadelphia, PA	$58,917	$591	$—	$59,508
Oahu, HI	—	—	55,039	55,039
Metro Chicago, IL	21,170	15,710	431	37,311
Metro Denver, CO	13,501	11,502	4,904	29,907
Australia	17,601	—	8,922	26,523
Metro Washington, DC	10,856	16,975	—	27,831
Other Markets	88,106	153,437	42,155	283,698

Totals	$210,151	$198,215	$111,451	$519,817

        As of December 31, 2011, our investments in office properties, and in industrial & other properties, net of accumulated depreciation were $4,989,157 and $1,320,905, respectively, including $169,399 office properties and $100,588 industrial properties located in Australia.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 12. Segment Information (Continued)

        As of and for the year ended December 31, 2010:

	As of December 31, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,592	462	—	5,054
Oahu, HI	—	—	17,914	17,914
Metro Chicago, IL	—	1,164	104	1,268
Metro Denver, CO	672	788	553	2,013
Australia	314	—	1,442	1,756
Metro Washington, DC	428	1,067	—	1,495
Other Markets	6,572	17,483	12,156	36,211

Totals	12,578	20,964	32,169	65,711

	Year Ended December 31, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$112,676	$6,962	$—	$119,638
Oahu, HI	—	—	74,150	74,150
Metro Chicago, IL	—	15,966	489	16,455
Metro Denver, CO	21,200	12,817	8,239	42,256
Australia	586	—	2,873	3,459
Metro Washington, DC	17,867	27,945	—	45,812
Other Markets	153,496	254,260	72,937	480,693

Totals	$305,825	$317,950	$158,688	$782,463

Property net operating income:
Metro Philadelphia, PA	$58,272	$1,715	$—	$59,987
Oahu, HI	—	—	55,702	55,702
Metro Chicago, IL	—	10,840	404	11,244
Metro Denver, CO	14,086	9,321	4,758	28,165
Australia	153	—	2,150	2,303
Metro Washington, DC	12,166	16,241	—	28,407
Other Markets	73,192	139,013	51,401	263,606

Totals	$157,869	$177,130	$114,415	$449,414

        As of December 31, 2010, our investments in office properties, and in industrial & other properties, net of accumulated depreciation, excluding properties classified as held for sale, were $4,216,114 and $1,290,883, respectively. As of December 31, 2010, our investments included $172,081 office properties and $100,949 industrial properties located in Australia.

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 12. Segment Information (Continued)

        As of and for the year ended December 31, 2009:

	As of December 31, 2009
	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,585	462	—	5,047
Oahu, HI	—	—	17,914	17,914
Metro Chicago, IL	—	532	104	636
Metro Denver, CO	672	540	548	1,760
Metro Washington, DC	582	1,286	—	1,868
Other Markets	6,725	16,249	12,140	35,114

Totals	12,564	19,069	30,706	62,339

	Year Ended December 31, 2009
	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$112,615	$7,106	$—	$119,721
Oahu, HI	—	—	72,545	72,545
Metro Chicago, IL	—	13,566	450	14,016
Metro Denver, CO	10,968	9,021	8,025	28,014
Metro Washington, DC	23,369	35,377	—	58,746
Other Markets	142,176	262,346	66,897	471,419

Totals	$289,128	$327,416	$147,917	$764,461

Property net operating income:
Metro Philadelphia, PA	$58,631	$2,711	$—	$61,342
Oahu, HI	—	—	54,861	54,861
Metro Chicago, IL	—	9,427	419	9,846
Metro Denver, CO	7,110	5,040	4,668	16,818
Metro Washington, DC	14,671	21,908	—	36,579
Other Markets	68,903	146,700	45,362	260,965

Totals	$149,315	$185,786	$105,310	$440,411

        The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements. We define NOI as rental income from real estate less our property operating expenses. We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual, regional and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 12. Segment Information (Continued)

periods. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. We believe that this data may facilitate an understanding of our consolidated historical operating results. This measure should be considered in conjunction with net income, net income available for common shareholders and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate NOI differently than we do. A reconciliation of NOI to net income for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Year Ended December 31,
	2011	2010	2009
Rental income	$911,948	$782,463	$764,461
Operating expenses	(392,131)	(333,049)	(324,050)

Property net operating income (NOI)	$519,817	$449,414	$440,411

Property NOI	$519,817	$449,414	$440,411
Depreciation and amortization	(218,688)	(207,205)	(178,034)
General and administrative	(46,758)	(39,737)	(36,603)
Loss on asset impairment	(10,355)	(127,740)	(15,179)
Acquisition related costs	(10,073)	(21,553)	(4,082)

Operating income	233,943	53,179	206,513
Interest and other income	1,718	2,999	1,195
Interest expense	(195,024)	(179,642)	(166,855)
(Loss) gain on early extinguishment of debt	(35)	(796)	20,686
Equity in earnings of investees	11,377	8,464	6,546
Gain on issuance of shares by an equity investee	11,177	34,808	—
Gain on asset acquisition	—	20,392	—

Income (loss) from continuing operations before income tax expense	63,156	(60,596)	68,085
Income tax expense	(1,347)	(550)	(735)

Income (loss) from continuing operations	61,809	(61,146)	67,350
Income from discontinued operations	5,423	26,223	34,894
Loss on asset impairment from discontinued operations	—	(1,524)	(16,703)
Loss on early extinguishment of debt from discontinued operations	—	(248)	—
Net gain on sale of properties from discontinued operations	42,752	137,768	79,133

Income before gain on sale of properties	109,984	101,073	164,674
Gain on sale of properties	—	34,336	—

Net income	$109,984	$135,409	$164,674

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 13. Tenant Concentration

        During 2011 and 2010, no one tenant is responsible for more than five percent of our revenues. Prior to 2010, the United States Government was our only tenant responsible for more than five percent of our revenues. For the year ended December 31, 2009, revenues from the United States Government were $78,534.

Note 14. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2011 and 2010. Reclassifications have been made to the prior quarters and prior year results to reflect seven office properties and 20 industrial & other properties reclassified to continuing operations during the fourth quarter of 2011, 12 office properties and one industrial property reclassified to discontinued operations during the third quarter of 2011, 30 office properties and 25 industrial & other properties reclassified to discontinued operations during the fourth quarter of 2010 and one office property reclassified to discontinued operations during the third quarter of 2010:

	2011
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$210,673	$217,938	$241,785	$241,552
Net income available for common shareholders	37,773	9,464	14,712	1,050
Net income available for common shareholders per share—basic and diluted	0.52	0.13	0.18	0.01
Common distributions declared	0.50	0.50	0.50	0.50

	2010
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Total revenues	$192,616	$192,930	$196,272	$200,645
Net income (loss) available for common shareholders	24,630	(2,669)	53,143	6,651
Net income (loss) available for common shareholders per share—basic and diluted	0.43	(0.04)	0.82	0.09
Common distributions declared	—	0.48	0.50	0.50

(1)
Amounts previously reported have been adjusted as follows:

	2011
	First Quarter	Second Quarter	Third Quarter
Total revenues as previously reported in 2011	$214,362	$222,181	$238,790
Total revenues from properties reclassified (to) from discontinued operations during 2011 and 2010	(4,715)	(5,331)	1,723
Other adjustments to total revenues during 2011	1,026	1,088	1,272

Total revenues restated	$210,673	$217,938	$241,785

COMMONWEALTH REIT

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share data)

Note 14. Selected Quarterly Financial Data (Unaudited) (Continued)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported in 2010	$213,626	$213,966	$218,035	$202,998
Total revenues from properties reclassified to discontinued operations during 2011 and 2010	(21,010)	(21,095)	(21,763)	(2,450)
Total revenues reclassified from interest and other income during 2010	—	59	—	97

Total revenues restated	$192,616	$192,930	$196,272	$200,645

Note 15. Pro Forma Information (Unaudited)

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

	Year ended December 31,
	2011	2010
Total revenues	$977,138	$934,807
Income (loss) from continuing operations	$74,251	$(54,445)
Per share data:
Income (loss) from continuing operations	$0.35	$(1.14)

        During the year ended December 31, 2011, we recognized revenues and operating income of $91,139 and $56,339 arising from our acquisitions completed in 2011.

COMMONWEALTH REIT

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$8,492	$4,099	$(1,646)	$10,945

Year Ended December 31, 2010:
Allowance for doubtful accounts	$10,945	$3,683	$(2,078)	$12,550

Year Ended December 31, 2011:
Allowance for doubtful accounts	$12,550	$2,236	$(2,211)	$12,575

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
1	Birmingham	AL	$11,766	$4,000	$19,604	$229	$—	$4,000	$19,833	$23,833	$2,493	12/27/06	2001
2	Birmingham	AL	—	2,675	13,010	801	—	2,675	13,811	16,486	358	12/09/10	1982
3	Birmingham	AL	—	1,810	5,895	1,374	—	1,810	7,269	9,079	161	12/09/10	1981
4	Birmingham	AL	—	2,225	10,039	175	—	2,225	10,214	12,439	272	12/09/10	1982
5	Birmingham	AL	—	1,660	9,423	72	—	1,660	9,495	11,155	256	12/09/10	1980
6	Birmingham	AL	—	1,427	10,634	32	—	1,427	10,666	12,093	288	12/09/10	1984
7	Birmingham	AL	—	1,273	10,824	108	—	1,273	10,932	12,205	293	12/09/10	1985
8	Birmingham	AL	—	1,508	10,638	109	—	1,508	10,747	12,255	289	12/09/10	1985
9	Birmingham	AL	—	155	—	—	—	155	—	155	—	12/09/10	—
10	Birmingham	AL	—	1,740	49,565	409	—	1,740	49,974	51,714	516	07/29/11	1986
11	Mobile	AL	—	1,540	9,732	(3)	—	1,540	9,729	11,269	1,017	10/22/07	1998
12	Russellville	AR	—	910	10,979	(14)	(8,011)	282	3,582	3,864	—	04/02/07	2001
13	Phoenix	AZ	—	1,899	14,872	596	—	1,899	15,468	17,367	3,943	02/01/02	1999
14	Phoenix	AZ	—	4,785	33,302	—	—	4,785	33,302	38,087	694	03/04/11	1990
15	Phoenix	AZ	—	8,280	453	15	—	8,280	468	8,748	9	03/04/11	1998
16	Phoenix	AZ	—	6,331	3,710	307	—	6,331	4,017	10,348	77	03/04/11	1990
17	Phoenix	AZ	—	5,691	4,447	19	—	5,691	4,466	10,157	93	03/04/11	1990
18	Phoenix	AZ	—	854	1,714	6	—	854	1,720	2,574	36	03/04/11	1990
19	Phoenix	AZ	—	5,045	12,108	—	—	5,045	12,108	17,153	252	03/04/11	1990
20	Tempe	AZ	—	1,125	10,122	1,957	—	1,125	12,079	13,204	3,654	06/30/99	1988
21	Tolleson	AZ	—	1,257	9,210	696	—	1,257	9,906	11,163	1,894	12/19/03	1990
22	Tucson	AZ	—	3,261	26,357	3,572	—	3,261	29,929	33,190	8,764	02/27/02	1986
23	Carson	CA	—	3,300	5,694	—	—	3,300	5,694	8,994	178	10/14/10	1989
24	Carson	CA	—	3,670	7,580	—	—	3,670	7,580	11,250	237	10/14/10	1989
25	Carson	CA	—	770	285	—	—	770	285	1,055	9	10/14/10	1989
26	Carson	CA	—	3,420	8,605	—	—	3,420	8,605	12,025	323	06/30/10	1988
27	Carson	CA	—	4,040	9,428	—	—	4,040	9,428	13,468	354	06/30/10	1987
28	Folsom	CA	—	3,450	25,504	—	—	3,450	25,504	28,954	638	12/17/10	2008
29	Folsom	CA	7,559	981	7,466	—	—	981	7,466	8,447	93	06/16/11	1999
30	Folsom	CA	8,293	1,076	8,192	—	—	1,076	8,192	9,268	102	06/16/11	1999
31	Folsom	CA	10,716	1,139	10,836	—	—	1,139	10,836	11,975	135	06/16/11	1999
32	Folsom	CA	14,707	1,174	15,255	6	—	1,174	15,261	16,435	191	06/16/11	1999
33	Fremont	CA	—	5,200	4,860	—	—	5,200	4,860	10,060	334	03/19/09	1990
34	Los Angeles	CA	—	1,921	8,242	370		1,959	8,574	10,533	3,093	07/11/97	1996
35	Monterey	CA	—	5,150	2,599	2,496	—	5,150	5,095	10,245	198	08/31/10	—
36	Monterey	CA	—	1,981	668	246	—	1,981	914	2,895	38	08/31/10	—
37	Monterey	CA	—	2,912	1,412	410	—	2,912	1,822	4,734	81	08/31/10	—
38	Monterey	CA	—	3,091	1,708	—	—	3,091	1,708	4,799	86	08/31/10	—
39	Monterey	CA	—	1,803	631	—	—	1,803	631	2,434	31	08/31/10	—
40	Monterey	CA	—	2,282	1,266	—	—	2,282	1,266	3,548	64	08/31/10	—
41	Monterey	CA	—	1,722	776	—	—	1,722	776	2,498	39	08/31/10	—
42	Morgan Hill	CA	10,015	1,875	18,335	40	—	1,875	18,375	20,250	1,445	11/07/08	2001
43	Morgan Hill	CA	3,932	625	7,310	16	—	625	7,326	7,951	573	11/07/08	2001
44	Morgan Hill	CA	12,507	2,600	22,639	48	—	2,600	22,687	25,287	1,790	11/07/08	2002
45	Rancho Cordova	CA	—	116	1,072	35	—	116	1,107	1,223	202	07/16/04	1977
46	Rancho Cordova	CA	—	89	822	36	—	89	858	947	162	07/16/04	1977
47	Rancho Cordova	CA	—	116	1,048	125	(529)	72	688	760	34	07/16/04	1977
48	Sacramento	CA	—	91	819	265	(862)	14	299	313	3	07/16/04	1977
49	Sacramento	CA	—	206	1,970	402	—	206	2,372	2,578	413	07/16/04	1977
50	Sacramento	CA	—	134	1,186	279	—	134	1,465	1,599	248	07/16/04	1977
51	Sacramento	CA	—	116	976	276	—	116	1,252	1,368	202	07/16/04	1977

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
52	Sacramento	CA	—	116	936	103	—	116	1,039	1,155	200	07/16/04	1977
53	Sacramento	CA	—	116	1,017	58	—	116	1,075	1,191	194	07/16/04	1977
54	Sacramento	CA	—	134	720	186	—	134	906	1,040	159	07/16/04	1977
55	Sacramento	CA	—	116	1,032	213	—	116	1,245	1,361	221	07/16/04	1977
56	Sacramento	CA	—	67	393	107	—	67	500	567	97	07/16/04	1977
57	Sacramento	CA	—	116	952	72	—	116	1,024	1,140	182	07/16/04	1977
58	Sacramento	CA	—	67	361	178	—	67	539	606	94	07/16/04	1977
59	Sacramento	CA	—	134	676	107	—	134	783	917	165	07/16/04	1977
60	Sacramento	CA	—	60	333	28	—	60	361	421	66	07/16/04	1977
61	Sacramento	CA	—	116	720	203	—	116	923	1,039	174	07/16/04	1977
62	Sacramento	CA	—	60	349	146	—	60	495	555	71	07/16/04	1977
63	Sacramento	CA	—	74	574	128	—	74	702	776	123	07/16/04	1977
64	Sacramento	CA	—	80	623	142	—	80	765	845	136	07/16/04	1977
65	Sacramento	CA	—	402	4,056	54	—	402	4,110	4,512	763	07/16/04	1977
66	San Diego	CA	—	313	2,820	342	—	313	3,162	3,475	1,182	12/31/96	1984
67	San Diego	CA	—	316	2,846	345	—	316	3,191	3,507	1,193	12/31/96	1984
68	San Diego	CA	—	502	4,526	549	—	502	5,075	5,577	1,897	12/31/96	1984
69	San Diego	CA	—	294	2,650	321	—	294	2,971	3,265	1,110	12/31/96	1984
70	San Diego	CA	—	461	3,830	547	—	461	4,377	4,838	1,136	06/24/02	1986
71	San Diego	CA	—	475	4,264	552	—	474	4,817	5,291	1,285	06/24/02	1986
72	San Diego	CA	—	330	2,843	400	—	330	3,243	3,573	813	07/16/04	1978
73	San Diego	CA	—	387	3,339	455	—	387	3,794	4,181	952	07/16/04	1978
74	San Diego	CA	—	284	2,992	802	—	284	3,794	4,078	828	07/16/04	1980
75	San Diego	CA	—	280	2,421	801	—	280	3,222	3,502	571	07/16/04	1980
76	San Diego	CA	—	286	2,512	1,003	—	286	3,515	3,801	706	07/16/04	1980
77	San Diego	CA	—	654	5,467	591	—	654	6,058	6,712	1,112	07/16/04	1982
78	Santa Ana	CA	—	1,363	10,158	(7)	—	1,362	10,152	11,514	2,069	11/10/03	2000
79	Aurora	CO	—	1,152	13,272	—	—	1,152	13,272	14,424	4,808	11/14/97	1993
80	Colorado Springs	CO	—	1,250	7,982	—	—	1,250	7,982	9,232	333	04/30/10	1996
81	Denver	CO	—	4,720	58,890	—	—	4,720	58,890	63,610	2,454	04/16/10	2007
82	Denver	CO	—	22,400	110,090	3,882	—	22,400	113,972	136,372	7,191	06/24/09	1982
83	Englewood	CO	—	1,708	14,616	3,400	—	1,707	18,017	19,724	4,099	11/02/01	1984
84	Englewood	CO	—	649	5,232	96	—	642	5,335	5,977	1,223	12/19/02	1984
85	Lakewood	CO	—	787	7,085	159	—	787	7,244	8,031	2,183	11/22/99	1980
86	Lakewood	CO	—	1,855	16,691	368	—	1,855	17,059	18,914	5,142	11/22/99	1980
87	Longmont	CO	—	3,714	24,397	4,572	—	3,715	28,968	32,683	5,870	10/26/04	1982
88	Berlin	CT	—	2,770	8,409	262	(7,088)	1,114	3,239	4,353	—	10/24/06	1962
89	East Windsor	CT	8,012	2,960	12,360	30	—	2,943	12,407	15,350	1,624	10/24/06	1989
90	Meriden	CT	—	768	6,164	33	—	768	6,197	6,965	1,306	07/24/03	1982
91	Milford	CT	—	1,712	13,969	1,115	—	1,713	15,083	16,796	2,441	07/29/05	1987
92	North Haven	CT	4,042	2,090	9,141	131	—	2,091	9,271	11,362	1,199	10/24/06	1970
93	Orange	CT	—	2,270	7,943	37	—	2,271	7,979	10,250	1,043	10/24/06	1993
94	Wallingford	CT	—	640	10,017	663	—	640	10,680	11,320	3,569	06/01/98	1986
95	Wallingford	CT	—	367	3,301	1,534	—	366	4,836	5,202	1,538	12/22/98	1988
96	Wallingford	CT	—	2,010	7,352	253	—	2,011	7,604	9,615	1,056	10/24/06	1978
97	Wallingford	CT	—	1,471	2,165	8	—	1,471	2,173	3,644	289	10/24/06	1978
98	Wallingford	CT	—	2,300	8,621	2,944	—	2,301	11,564	13,865	1,300	10/24/06	1976
99	Wallingford	CT	—	620	2,168	98	—	620	2,266	2,886	301	10/24/06	1979
100	Wallingford	CT	—	470	2,280	408	—	470	2,688	3,158	477	10/24/06	1974
101	Wallingford	CT	—	800	2,251	5	—	800	2,256	3,056	296	10/24/06	1977
102	Wallingford	CT	—	740	2,552	35	—	741	2,586	3,327	335	10/24/06	1980

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
103	Wallingford	CT	—	680	3,144	888	—	680	4,032	4,712	498	10/24/06	1982
104	Windsor	CT	—	1,376	11,212	2,541	—	1,376	13,753	15,129	3,264	08/29/03	1988
105	Washington	DC	—	5,975	53,778	3,674	—	5,975	57,452	63,427	19,750	06/23/98	1991
106	Washington	DC	—	11,138	16,674	—	—	11,138	16,674	27,812	973	09/03/09	1960
107	Washington	DC	—	12,862	19,305	—	—	12,862	19,305	32,167	1,126	09/03/09	1975
108	Wilmington	DE	—	1,478	13,306	735	(12,107)	436	2,976	3,412	—	07/13/99	1984
109	Wilmington	DE	—	4,409	39,681	10,317	—	4,413	49,994	54,407	17,348	07/23/98	1986
110	Boca Raton	FL		15,900	129,790	—	—	15,900	129,790	145,690	3,245	01/11/11	2008
111	Jacksonville	FL	41,335	1,480	43,770	2,266	—	1,480	46,036	47,516	3,722	11/24/08	1985
112	Miami	FL	—	144	1,297	59	—	144	1,356	1,500	463	03/19/98	1987
113	Adairsville	GA	—	1,920	9,357	(11)	—	1,920	9,346	11,266	1,107	04/02/07	1993
114	Atlanta	GA	—	480	4,328	441	—	480	4,769	5,249	907	07/16/04	1967
115	Atlanta	GA	—	1,620	13,661	1,208	—	1,620	14,869	16,489	2,711	07/16/04	1967
116	Atlanta	GA	—	289	2,403	245	—	289	2,648	2,937	500	07/16/04	1967
117	Atlanta	GA	—	346	2,899	326	(2,352)	143	1,076	1,219	35	07/16/04	1967
118	Atlanta	GA	—	52	483	7	—	52	490	542	94	07/16/04	1967
119	Atlanta	GA	—	257	2,119	154	(2,129)	257	144	401	—	07/16/04	1972
120	Atlanta	GA	—	917	—	20	—	917	20	937	—	07/16/04	1972
121	Atlanta	GA	—	268	2,380	200	(2,430)	268	150	418	—	07/16/04	1972
122	Atlanta	GA	—	685	5,837	698	—	685	6,535	7,220	1,374	07/16/04	1972
123	Atlanta	GA	—	939	8,387	700	(8,471)	939	616	1,555	—	07/16/04	1972
124	Atlanta	GA	—	2,197	—	3	—	2,197	3	2,200	—	07/16/04	1972
125	Atlanta	GA	—	1,154	8,454	1,437	—	1,154	9,891	11,045	1,674	07/16/04	1972
126	Atlanta	GA	—	235	1,906	17	(1,923)	235	—	235	—	07/16/04	1972
127	Atlanta	GA	—	303	2,595	292	(2,718)	303	169	472	—	07/16/04	1972
128	Atlanta	GA	—	202	1,580	135	(1,602)	202	113	315	—	07/16/04	1972
129	Atlanta	GA	—	280	2,657	222	(2,711)	280	168	448	—	07/16/04	1972
130	Atlanta	GA	—	1,070	8,930	1,503	—	1,070	10,433	11,503	1,998	07/16/04	1972
131	Atlanta	GA	—	265	2,382	28	—	265	2,410	2,675	449	07/16/04	1972
132	Atlanta	GA	—	197	1,757	46	—	197	1,803	2,000	351	07/16/04	1972
133	Atlanta	GA	—	156	1,400	64	—	156	1,464	1,620	272	07/16/04	1972
134	Atlanta	GA	—	157	1,505	103	(1,520)	157	88	245	—	07/16/04	1972
135	Atlanta	GA	—	223	2,006	431	—	223	2,437	2,660	715	07/16/04	1972
136	Atlanta	GA	—	245	2,006	269	—	245	2,275	2,520	594	07/16/04	1972
137	Atlanta	GA	—	210	1,779	118	—	210	1,897	2,107	389	07/16/04	1972
138	Atlanta	GA	—	1,209	9,747	997	—	1,209	10,744	11,953	2,063	07/16/04	1972
139	Atlanta	GA	—	2,459	18,549	1,716	—	2,463	20,261	22,724	3,677	08/24/04	1985
140	Atlanta	GA	—	952	7,643	1,335	—	952	8,978	9,930	1,954	09/09/04	1983
141	Atlanta	GA	—	2,524	20,407	1,581	—	2,526	21,986	24,512	3,581	08/23/05	1985
142	Atlanta	GA	—	2,560	10,605	591	(10,605)	2,560	591	3,151	—	07/26/07	1989
143	Duluth	GA	—	2,417	8,886	143	—	2,417	9,029	11,446	684	12/15/08	1985
144	Duluth	GA	—	643	2,361	18	—	643	2,379	3,022	181	12/15/08	1985
145	Macon	GA	12,655	2,674	19,311	2,206	—	2,675	21,516	24,191	2,888	04/28/06	1988
146	Marrietta	GA	—	2,190	6,586	(14)	—	2,190	6,572	8,762	705	09/05/07	1998
147	Roswell	GA	—	624	5,491	2,755	—	625	8,245	8,870	1,603	09/02/05	1974
148	Oahu	HI	—	7,972	—	—	—	7,972	—	7,972	—	12/05/03	—
149	Oahu	HI	—	717	—	—	—	717	—	717	—	12/05/03	—
150	Oahu	HI	—	1,342	—	—	—	1,342	—	1,342	—	12/05/03	—
151	Oahu	HI	—	2,035	—	—	—	2,035	—	2,035	—	06/15/05	—
152	Oahu	HI	—	1,352	—	—	—	1,352	—	1,352	—	06/15/05	—
153	Oahu	HI	—	3,541	—	—	—	3,541	—	3,541	—	06/15/05	—

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
154	Oahu	HI	—	1,569	—	—	—	1,569	—	1,569	—	06/15/05	—
155	Oahu	HI	—	1,230	—	44	—	1,230	44	1,274	—	06/15/05	—
156	Oahu	HI	—	426	3,983	432	—	426	4,415	4,841	696	06/15/05	—
157	Oahu	HI	—	11,624	—	—	—	11,624	—	11,624	—	06/15/05	—
158	Oahu	HI	—	1,506	—	—	—	1,506	—	1,506	—	06/15/05	—
159	Oahu	HI	—	1,722	—	—	—	1,722	—	1,722	—	06/15/05	—
160	Oahu	HI	—	2,187	—	—	—	2,187	—	2,187	—	06/15/05	—
161	Oahu	HI	—	2,667	—	—	—	2,667	—	2,667	—	06/15/05	—
162	Oahu	HI	—	1,761	—	—	—	1,761	—	1,761	—	06/15/05	—
163	Oahu	HI	—	294	2,297	436	—	294	2,733	3,027	390	06/15/05	—
164	Oahu	HI	—	27,406	—	—	—	27,406	—	27,406	—	06/15/05	—
165	Oahu	HI	—	13,884	—	—	—	13,884	—	13,884	—	06/15/05	—
166	Oahu	HI	—	649	—	—	—	649	—	649	—	06/15/05	—
167	Oahu	HI	—	1,494	—	—	—	1,494	—	1,494	—	06/15/05	—
168	Oahu	HI	—	962	—	—	—	962	—	962	—	06/15/05	—
169	Oahu	HI	—	1,622	—	—	—	1,622	—	1,622	—	06/15/05	—
170	Oahu	HI	—	1,243	—	—	—	1,243	—	1,243	—	06/15/05	—
171	Oahu	HI	—	706	—	—	—	706	—	706	—	06/15/05	—
172	Oahu	HI	—	381	—	—	—	381	—	381	—	06/15/05	—
173	Oahu	HI	—	716	—	—	—	716	—	716	—	06/15/05	—
174	Oahu	HI	—	552	—	—	—	552	—	552	—	06/15/05	—
175	Oahu	HI	—	242	1,457	46	—	242	1,503	1,745	241	06/15/05	—
176	Oahu	HI	—	536	—	—	—	536	—	536	—	06/15/05	—
177	Oahu	HI	—	2,944	—	—	—	2,944	—	2,944	—	06/15/05	—
178	Oahu	HI	—	1,390	—	9,090	—	1,390	9,090	10,480	1,007	06/15/05	—
179	Oahu	HI	—	713	—	—	—	713	—	713	—	06/15/05	—
180	Oahu	HI	—	418	—	—	—	418	—	418	—	06/15/05	—
181	Oahu	HI	—	1,381	—	—	—	1,381	—	1,381	—	06/15/05	—
182	Oahu	HI	—	218	—	—	—	218	—	218	—	06/15/05	—
183	Oahu	HI	—	567	—	—	—	567	—	567	—	06/15/05	—
184	Oahu	HI	—	5,829	—	—	—	5,829	—	5,829	—	06/15/05	—
185	Oahu	HI	—	1,293	—	—	—	1,293	—	1,293	—	06/15/05	—
186	Oahu	HI	—	1,599	—	—	—	1,599	—	1,599	—	06/15/05	—
187	Oahu	HI	—	1,826	—	—	—	1,826	—	1,826	—	06/15/05	—
188	Oahu	HI	—	1,981	—	—	—	1,981	—	1,981	—	06/15/05	—
189	Oahu	HI	—	3,159	—	—	—	3,159	—	3,159	—	06/15/05	—
190	Oahu	HI	—	2,653	—	—	—	2,653	—	2,653	—	06/15/05	—
191	Oahu	HI	—	6,593	—	—	—	6,593	—	6,593	—	06/15/05	—
192	Oahu	HI	—	1,250	—	—	—	1,250	—	1,250	—	06/15/05	—
193	Oahu	HI	—	358	—	629	—	358	629	987	22	06/15/05	—
194	Oahu	HI	—	156,769	4,306	18,799	—	157,428	22,446	179,874	2,980	12/05/03	—
195	Oahu	HI	—	93,729	—	285	—	93,729	285	94,014	41	12/05/03	—
196	Oahu	HI	—	78,751	4,784	127	—	78,751	4,911	83,662	972	12/05/03	—
197	Oahu	HI	—	66,169	—	8,734	—	66,169	8,734	74,903	1,190	12/05/03	—
198	Oahu	HI	—	33,735	11,307	861	—	33,735	12,168	45,903	2,151	12/05/03	—
199	Oahu	HI	—	11,437	—	161	—	11,437	161	11,598	11	12/05/03	—
200	Oahu	HI	—	9,660	—	—	—	9,660	—	9,660	—	12/05/03	—
201	Oahu	HI	—	2,111	455	—	—	2,111	455	2,566	91	12/05/03	—
202	Eldridge	IA	—	470	7,271	376	—	470	7,647	8,117	868	04/02/07	1994
203	Newton	IA	—	500	13,236	163	—	500	13,399	13,899	1,109	09/29/08	2008
204	Aurora	IL	—	1,180	3,411	(3)	—	1,180	3,408	4,588	404	04/02/07	1977

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
205	Aurora	IL	—	1,740	13,586	51	—	1,740	13,637	15,377	1,577	05/01/07	1999
206	Bannockburn	IL	—	5,846	48,568	548	—	5,858	49,104	54,962	7,351	12/29/05	1999
207	Chicago	IL	—	6,600	75,248	1,799	—	6,600	77,047	83,647	2,191	10/28/10	1985
208	Chicago	IL	—	—	—	—	—	—	—	—	—	10/28/10	1985
209	Chicago	IL	—	34,300	110,245	1,057	—	34,300	111,302	145,602	1,837	05/11/11	1972
210	Chicago	IL	265,000	34,980	310,574	81	—	34,980	310,655	345,635	3,235	08/10/11	1908
211	Deerfield	IL	—	2,515	20,186	1,255	—	2,521	21,435	23,956	3,072	12/14/05	1986
212	Lake Forest	IL	—	1,258	9,630	2,990	—	1,261	12,617	13,878	1,458	12/14/05	2001
213	Carmel	IN	—	667	5,724	1,464	—	667	7,188	7,855	997	06/15/06	1982
214	Indianapolis	IN	—	7,495	60,465	18,252	—	7,496	78,716	86,212	13,302	05/10/05	1977
215	Indianapolis	IN	—	665	5,215	441	—	665	5,656	6,321	902	06/17/05	1987
216	Scottsburg	IN	—	270	4,726	(5)	(2,891)	440	1,660	2,100	93	04/02/07	1970
217	Lenexa	KS	—	1,642	15,528	523	—	1,642	16,051	17,693	1,345	07/16/08	1990
218	Lenexa	KS	—	344	721	219	—	344	940	1,284	98	07/17/08	1999
219	Lenexa	KS	—	344	1,002	9	—	344	1,011	1,355	88	07/17/08	1999
220	Lenexa	KS	—	139	348	73	—	139	421	560	49	07/17/08	1999
221	Lenexa	KS	—	139	378	56	—	139	434	573	37	07/17/08	1999
222	Lenexa	KS	—	132	240	1	—	132	241	373	21	07/17/08	1986
223	Lenexa	KS	—	153	267	2	—	153	269	422	23	07/17/08	1986
224	Lenexa	KS	—	229	353	31	—	229	384	613	34	07/17/08	1986
225	Lenexa	KS	—	211	503	220	—	211	723	934	50	07/17/08	1986
226	Lenexa	KS	—	201	498	35	—	201	533	734	56	07/17/08	1986
227	Lenexa	KS	—	264	334	29	—	264	363	627	45	07/17/08	1986
228	Lenexa	KS	—	710	1,524	271	—	710	1,795	2,505	148	07/17/08	1973
229	Lenexa	KS	—	380	761	217	—	380	978	1,358	79	07/17/08	1972
230	Lenexa	KS	—	297	517	38	—	297	555	852	46	07/17/08	1972
231	Lenexa	KS	—	350	569	169	—	350	738	1,088	60	07/17/08	1972
232	Lenexa	KS	—	227	533	191	—	227	724	951	57	07/17/08	1972
233	Lenexa	KS	—	227	770	64	—	227	834	1,061	68	07/17/08	1972
234	Lenexa	KS	—	215	542	198	—	215	740	955	66	07/17/08	1972
235	Lenexa	KS	—	215	527	185	—	215	712	927	58	07/17/08	1972
236	Lenexa	KS	—	247	398	81	—	247	479	726	68	07/17/08	1991
237	Lenexa	KS	—	660	749	31	—	660	780	1,440	66	07/17/08	1978
238	Lenexa	KS	—	279	306	96	—	279	402	681	29	07/17/08	1978
239	Lenexa	KS	—	605	1,022	55	—	605	1,077	1,682	90	07/17/08	1984
240	Lenexa	KS	—	480	1,144	220	—	480	1,364	1,844	149	07/17/08	1982
241	Lenexa	KS	—	566	930	69	—	566	999	1,565	84	07/17/08	1984
242	Lenexa	KS	—	373	232	15	—	373	247	620	23	07/17/08	1997
243	Lenexa	KS	—	2,034	—	—	—	2,034	—	2,034	—	07/17/08	—
244	Lenexa	KS	—	450	—	—	—	450	—	450	—	07/17/08	—
245	Lenexa	KS	—	268	—	—	—	268	—	268	—	07/17/08	—
246	Lenexa	KS	—	253	—	—	—	253	—	253	—	07/17/08	—
247	Lenexa	KS	—	1,258	2,371	118	—	1,258	2,489	3,747	208	07/17/08	1987
248	Lenexa	KS	—	1,132	3,271	27	—	1,132	3,298	4,430	280	07/17/08	1987
249	Lenexa	KS	—	961	2,817	118	—	961	2,935	3,896	254	07/17/08	1987
250	Lenexa	KS	—	887	2,116	269	—	887	2,385	3,272	191	07/17/08	1990
251	Lenexa	KS	—	946	2,300	616	—	946	2,916	3,862	346	07/17/08	1990
252	Lenexa	KS	—	651	2,717	6	—	651	2,723	3,374	231	07/17/08	1995
253	Lenexa	KS	—	769	2,273	5	—	769	2,278	3,047	193	07/17/08	1998
254	Lenexa	KS	—	1,171	3,936	12	—	1,171	3,948	5,119	338	07/17/08	1999
255	Lenexa	KS	—	1,317	3,058	99	—	1,317	3,157	4,474	279	07/17/08	1999

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
256	Lenexa	KS	—	1,655	4,915	17	—	1,655	4,932	6,587	426	07/17/08	2001
257	Lenexa	KS	—	1,362	3,757	822	—	1,362	4,579	5,941	349	07/17/08	1988
258	Lenexa	KS	7,833	1,150	5,531	414	—	1,150	5,945	7,095	663	07/17/08	2002
259	Lenexa	KS	—	993	1,957	23	—	993	1,980	2,973	167	07/17/08	1988
260	Lenexa	KS	—	811	1,640	283	(721)	605	1,408	2,013	57	07/17/08	2007
261	Lenexa	KS	—	1,451	—	—	—	1,451	—	1,451	—	07/17/08	—
262	Lenexa	KS	—	1,939	—	—	—	1,939	—	1,939	—	07/17/08	—
263	Lenexa	KS	—	2,101	—	—	—	2,101	—	2,101	—	07/17/08	—
264	Lenexa	KS	—	1,089	—	—	—	1,089	—	1,089	—	07/17/08	—
265	Lenexa	KS	—	1,169	—	—	—	1,169	—	1,169	—	07/17/08	—
266	Lenexa	KS	—	792	—	—	—	792	—	792	—	07/17/08	—
267	Lenexa	KS	—	792	—	—	—	792	—	792	—	07/17/08	—
268	Wichita	KS	—	2,720	2,029	1,106	—	2,719	3,136	5,855	250	04/02/07	1994
269	Erlanger	KY	—	2,022	9,545	30	—	2,022	9,575	11,597	2,032	06/30/03	1999
270	New Orleans	LA	—	9,100	78,540	—	—	9,100	78,540	87,640	655	08/29/11	1972
271	Boston	MA	—	3,378	30,397	10,851	—	3,378	41,248	44,626	17,118	09/28/95	1915
272	Chelmsford	MA	—	1,410	7,322	—	—	1,410	7,322	8,732	168	01/18/11	1984
273	Foxborough	MA	—	3,021	25,721	41	(20,983)	1,141	6,659	7,800	—	02/13/03	1989
274	Mansfield	MA	—	1,183	9,749	1,167	(6,227)	717	5,155	5,872	49	08/01/03	1978
275	Mansfield	MA	—	1,550	13,908	2,851	—	1,550	16,759	18,309	3,811	08/01/03	1981
276	Mansfield	MA	—	1,033	—	—	—	1,033	—	1,033	—	08/01/03	—
277	Maynard	MA	—	3,603	26,180	100	—	3,603	26,280	29,883	3,142	03/30/07	1990
278	Quincy	MA	—	2,477	16,645	4,069	—	2,477	20,714	23,191	7,188	04/03/98	1988
279	Quincy	MA	—	1,668	11,097	3,495	—	1,668	14,592	16,260	5,055	04/03/98	1988
280	Quincy	MA	—	774	5,815	1,389	—	779	7,199	7,978	1,516	02/24/04	1999
281	Quincy	MA	—	2,586	16,493	3,406	—	2,586	19,899	22,485	3,150	09/21/04	1980
282	Quincy	MA	—	3,585	23,144	937	—	3,584	24,082	27,666	4,316	09/21/04	1981
283	Taunton	MA	—	551	3,758	—	—	551	3,758	4,309	412	08/29/07	1986
284	Taunton	MA	—	462	4,970	—	—	462	4,970	5,432	544	08/29/07	1989
285	Webster	MA	—	315	2,834	39	—	315	2,873	3,188	1,048	05/15/97	1995
286	Baltimore	MD	—	—	12,430	1,952	—	—	14,382	14,382	4,917	11/18/97	1988
287	Baltimore	MD	—	6,328	54,645	11,587	—	6,328	66,232	72,560	14,426	01/28/03	1990
288	Baltimore	MD	—	2,830	22,996	12,250	—	2,830	35,246	38,076	7,241	07/16/04	1972
289	Gaithersburg	MD	—	4,381	18,798	4,196	—	4,461	22,914	27,375	7,501	03/31/97	1995
290	Oxon Hill	MD	—	3,181	13,653	4,115	—	3,131	17,818	20,949	6,145	03/31/97	1992
291	Rockville	MD	—	2,751	22,741	4,987	—	2,750	27,729	30,479	4,864	07/16/04	1980
292	Rockville	MD	—	3,532	28,937	1,298	—	3,533	30,234	33,767	5,412	07/20/04	2002
293	Rockville	MD	—	2,145	17,571	2	—	2,145	17,573	19,718	3,277	07/20/04	2002
294	Rockville	MD	—	1,961	16,064	2	—	1,961	16,066	18,027	2,996	07/20/04	2002
295	Ann Arbor	MI	—	3,675	26,988	396	—	3,675	27,384	31,059	1,069	06/15/10	1975/2006
296	Ann Arbor	MI	—	3,085	20,000	54	—	3,085	20,054	23,139	792	06/15/10	2006
297	Dearborn	MI	—	4,158	33,184	3,077	(38,775)	280	1,364	1,644	—	07/16/04	1973
298	Dearborn	MI	—	227	2,108	318	(1,836)	76	741	817	—	07/16/04	1973
299	Dearborn	MI	—	163	1,466	470	(1,482)	54	563	617	—	07/16/04	1973
300	Dearborn	MI	—	221	1,582	94	(1,601)	67	229	296	—	07/16/04	1973
301	Dearborn	MI	—	210	1,885	32	(1,521)	70	536	606	—	07/16/04	1973
302	Dearborn	MI	—	163	1,388	29	(1,175)	54	351	405	—	07/16/04	1973
303	Dearborn	MI	—	163	1,320	24	(1,153)	53	301	354	—	07/16/04	1973
304	Dearborn	MI	—	153	1,321	45	(1,120)	50	349	399	—	07/16/04	1973
305	Dearborn	MI	—	92	551	—	(623)	16	4	20	—	07/16/04	1973
306	Dearborn	MI	—	118	1,049	61	(884)	39	305	344	—	07/16/04	1973

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
307	Dearborn	MI	—	104	939	805	(1,343)	35	470	505	—	07/16/04	1973
308	Dearborn	MI	—	153	1,230	28	(1,095)	49	267	316	—	07/16/04	1973
309	Dearborn	MI	—	179	1,352	64	(1,114)	79	402	481	—	07/16/04	1992
310	Dearborn	MI	—	223	1,059	235	(1,399)	79	39	118	—	07/16/04	1992
311	Dearborn	MI	—	179	1,473	125	(1,148)	81	548	629	—	07/16/04	1992
312	Dearborn	MI	—	52	479	55	(359)	24	203	227	—	07/16/04	1992
313	Dearborn	MI	—	51	439	1	(312)	23	156	179	—	07/16/04	1992
314	Bloomington	MN	—	1,898	17,081	74	—	1,898	17,155	19,053	5,891	03/19/98	1957
315	Mendota Heights	MN	—	533	4,795	1,099	—	533	5,894	6,427	1,747	03/19/98	1995
316	Minneapolis	MN	—	870	7,831	2,106	—	870	9,937	10,807	3,126	08/03/99	1987
317	Minneapolis	MN	—	695	6,254	2,267	—	695	8,521	9,216	2,760	08/03/99	1986
318	Plymouth	MN	—	563	5,064	1,010	—	563	6,074	6,637	1,919	08/03/99	1987
319	Roseville	MN	—	295	2,658	240	—	295	2,898	3,193	816	12/01/99	1987
320	Roseville	MN	—	586	5,278	2,108	—	586	7,386	7,972	2,175	12/01/99	1987
321	Roseville	MN	—	979	8,814	1,087	—	978	9,902	10,880	2,838	12/01/99	1987
322	St. Cloud	MN	8,540	1,950	13,803	—	—	1,950	13,803	15,753	776	10/15/09	1999
323	St. Paul	MN	—	696	6,263	1,897	—	695	8,161	8,856	2,872	08/03/99	1987
324	St. Paul	MN	—	1,303	10,451	1,421	—	1,304	11,871	13,175	2,051	06/02/04	1970
325	Arnold	MO	—	834	7,302	643	—	838	7,941	8,779	1,803	02/11/04	1999
326	Kansas City	MO	—	1,346	9,531	1,439	—	1,347	10,969	12,316	1,615	11/01/05	1984
327	Kansas City	MO	—	1,800	6,493	1,130	—	1,801	7,622	9,423	1,035	10/31/06	1981
328	Kansas City	MO	—	1,165	3,097	976	—	1,165	4,073	5,238	303	07/17/08	1986
329	N. Kansas City	MO	—	494	959	290	—	494	1,249	1,743	100	07/17/08	1970
330	St. Louis	MO	—	903	7,602	504	—	903	8,106	9,009	1,603	11/07/03	1998
331	St. Louis	MO	—	4,800	8,020	514	—	4,801	8,533	13,334	1,128	10/05/06	1988
332	Greensboro	NC	—	2,070	37,073	335	—	2,070	37,408	39,478	1,255	09/14/10	1989
333	Sanford	NC	—	2,420	7,020	47	(3,961)	1,498	4,028	5,526	125	04/02/07	1989
334	Florham Park	NJ	—	1,412	12,709	1,758	—	1,412	14,467	15,879	4,611	07/31/98	1979
335	Hoboken	NJ	—	—	134,199	131	—	—	134,330	134,330	8,115	08/11/09	2002
336	Montvale	NJ	—	3,650	13,725	97	—	3,650	13,822	17,472	315	02/11/11	1984
337	Vorhees	NJ	—	1,053	6,625	1,795	—	998	8,475	9,473	3,007	05/26/98	1990
338	Vorhees	NJ	—	445	2,798	94	—	584	2,753	3,337	926	05/26/98	1990
339	Vorhees	NJ	—	673	4,232	484	—	589	4,800	5,389	1,542	05/26/98	1990
340	Albuquerque	NM	—	1,778	14,407	2,433	—	1,778	16,840	18,618	4,618	02/12/02	1985
341	Albuquerque	NM	—	39	351	128	—	39	479	518	140	02/12/02	1985
342	Albuquerque	NM	—	129	1,217	91	—	129	1,308	1,437	314	02/12/02	1985
343	Albuquerque	NM	—	152	1,526	233	—	152	1,759	1,911	447	02/12/02	1985
344	Albuquerque	NM	—	40	141	137	—	40	278	318	95	02/12/02	1985
345	Albuquerque	NM	—	1,968	17,210	4,175	—	1,967	21,386	23,353	4,682	12/06/02	1974
346	Albuquerque	NM	—	444	3,890	367	—	444	4,257	4,701	1,039	02/12/02	1987
347	Sante Fe	NM	—	1,551	6,650	599	(7,793)	350	657	1,007	—	03/31/97	1987
348	DeWitt	NY	—	454	4,086	1,735	—	457	5,818	6,275	2,081	12/28/99	1987
349	Dewitt	NY	—	377	3,158	235	—	377	3,393	3,770	506	03/14/06	1977
350	Dewitt	NY	—	288	2,506	420	—	288	2,926	3,214	429	03/14/06	1977
351	Dewitt	NY	—	191	1,533	49	—	191	1,582	1,773	230	03/14/06	1982
352	Dewitt	NY	—	968	7,875	853	—	968	8,728	9,696	1,313	03/14/06	1986
353	Dewitt	NY	—	736	5,722	1,431	—	736	7,153	7,889	936	03/14/06	1988
354	Dewitt	NY	—	537	5,501	1,188	—	537	6,689	7,226	1,021	03/14/06	1989
355	Dewitt	NY	—	1,023	9,038	1,121	—	1,023	10,159	11,182	1,480	03/14/06	1991
356	East Syracuse	NY	—	718	4,756	—	—	718	4,756	5,474	689	03/14/06	1995
357	Fairport	NY	—	462	3,911	1,590	—	462	5,501	5,963	793	03/14/06	1987

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
358	Fairport	NY	—	554	5,372	1,122	—	555	6,493	7,048	1,026	03/14/06	1989
359	Fairport	NY	—	1,447	11,726	1,076	—	1,447	12,802	14,249	1,905	03/14/06	1991
360	Fairport	NY	—	951	8,163	102	—	951	8,265	9,216	1,238	03/14/06	1996
361	Fairport	NY	—	1,335	11,203	1,563	—	1,335	12,766	14,101	1,675	03/14/06	1999
362	Fairport	NY	—	1,789	15,563	908	—	1,789	16,471	18,260	2,411	03/14/06	2004
363	Islandia	NY	—	813	7,319	2,381	—	809	9,704	10,513	2,795	06/11/99	1987
364	Liverpool	NY	—	375	3,265	1,924	—	375	5,189	5,564	693	01/06/06	1997
365	Liverpool	NY	—	109	821	163	—	109	984	1,093	136	03/14/06	1987
366	Liverpool	NY	—	47	393	1	—	47	394	441	58	03/14/06	1960
367	Liverpool	NY	—	265	2,142	65	(1,607)	108	757	865	—	03/14/06	1960
368	Melville	NY	—	3,155	28,395	6,413	—	3,260	34,703	37,963	10,950	07/22/99	1985
369	North Syracuse	NY	—	222	2,077	304	—	222	2,381	2,603	326	03/14/06	1972
370	North Syracuse	NY	—	341	2,797	781	—	341	3,578	3,919	485	03/14/06	1973
371	Pittsford	NY	—	530	4,109	360	—	531	4,468	4,999	929	11/30/04	1998
372	Pittsford	NY	—	683	4,889	227	—	684	5,115	5,799	946	11/30/04	1999
373	Pittsford	NY	—	1,018	7,618	61	—	1,020	7,677	8,697	1,367	11/30/04	2000
374	Pittsford	NY	3,855	662	4,993	9	—	663	5,001	5,664	893	11/30/04	2002
375	Pittsford	NY	778	119	937	87	—	119	1,024	1,143	177	11/30/04	2002
376	Pittsford	NY	—	307	2,083	9	—	308	2,091	2,399	374	11/30/04	2004
377	Pittsford	NY	—	526	3,755	465	—	526	4,220	4,746	911	11/30/04	1965
378	Pittsford	NY	—	583	4,700	486	—	583	5,186	5,769	705	03/14/06	1986
379	Rochester	NY	—	761	6,597	12	—	762	6,608	7,370	1,177	11/30/04	2002
380	Rochester	NY	—	614	4,498	12	(2,689)	378	2,057	2,435	24	01/06/06	2000
381	Rochester	NY	—	350	2,870	—	—	350	2,870	3,220	427	01/06/06	2003
382	Rochester	NY	—	1,462	12,482	1,201	—	1,462	13,683	15,145	2,255	01/06/06	1996
383	Rochester	NY	—	611	5,318	—	—	611	5,318	5,929	792	01/06/06	1999
384	Rochester	NY	—	126	1,066	6	—	126	1,072	1,198	159	01/06/06	1990
385	Rochester	NY	—	214	1,873	141	—	214	2,014	2,228	279	01/06/06	1990
386	Rochester	NY	—	495	3,935	232	—	495	4,167	4,662	592	01/06/06	1996
387	Rochester	NY	—	128	1,056	60	—	128	1,116	1,244	207	01/06/06	1992
388	Rochester	NY	—	207	1,769	11	—	207	1,780	1,987	263	01/06/06	1993
389	Rochester	NY	—	352	2,977	180	—	352	3,157	3,509	542	01/06/06	1993
390	Rochester	NY	—	282	2,279	—	—	282	2,279	2,561	339	01/06/06	1998
391	Sherburne	NY	—	140	1,250	—	—	140	1,250	1,390	181	03/14/06	1979
392	Syracuse	NY	—	1,788	16,096	6,027	—	1,789	22,122	23,911	6,787	06/29/99	1972
393	Syracuse	NY	—	466	4,196	694	—	467	4,889	5,356	1,479	09/24/99	1990
394	Avon	OH	—	2,200	23,280	—	—	2,200	23,280	25,480	1,504	05/29/09	1996
395	Blue Ash	OH	—	883	7,175	665	—	883	7,840	8,723	1,105	06/15/06	1982
396	Cleveland	OH	—	5,775	19,776	2,197	—	5,775	21,973	27,748	2,005	02/12/08	1985
397	Cleveland	OH	—	6,225	65,040	4,415	—	6,225	69,455	75,680	6,751	02/12/08	1990
398	Cleveland	OH	—	—	9,632	470	—	—	10,102	10,102	954	02/12/08	1987
399	Mason	OH	—	1,528	13,748	3,294	—	1,528	17,042	18,570	5,147	06/10/98	1994
400	Mason	OH	—	808	6,665	378	—	810	7,041	7,851	1,159	12/30/05	1999
401	Miamisburg	OH	—	790	4,190	(3)	(4,415)	112	450	562	—	04/02/07	1986
402	Sharonville	OH	—	956	8,290	342	—	1,125	8,463	9,588	1,305	12/30/05	1999
403	Solon	OH	—	514	4,856	513	—	514	5,369	5,883	943	07/16/04	1975
404	Solon	OH	—	161	1,570	134	—	161	1,704	1,865	366	07/16/04	1975
405	Solon	OH	—	146	1,352	98	—	146	1,450	1,596	288	07/16/04	1975
406	Solon	OH	—	206	1,950	356	—	206	2,306	2,512	392	07/16/04	1975
407	Solon	OH	—	122	1,018	31	—	122	1,049	1,171	201	07/16/04	1975
408	Solon	OH	—	122	1,111	65	—	122	1,176	1,298	218	07/16/04	1975

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
409	Solon	OH	—	96	843	85	—	96	928	1,024	169	07/16/04	1975
410	Solon	OH	—	100	889	170	—	100	1,059	1,159	184	07/16/04	1975
411	Solon	OH	—	66	586	94	(513)	19	214	233	4	07/16/04	1975
412	Solon	OH	—	82	717	90	—	81	808	889	144	07/16/04	1975
413	Solon	OH	—	77	693	8	—	77	701	778	130	07/16/04	1975
414	Solon	OH	—	116	1,035	91	—	116	1,126	1,242	200	07/16/04	1975
415	Blue Bell	PA	—	723	6,507	599	—	723	7,106	7,829	2,105	09/14/99	1988
416	Blue Bell	PA	—	709	6,382	960	—	709	7,342	8,051	2,120	09/14/99	1988
417	Blue Bell	PA	—	268	2,414	153	—	268	2,567	2,835	776	09/14/99	1988
418	Delmont	PA	—	1,575	5,542	—	—	1,575	5,542	7,117	576	10/22/07	1999
419	FT. Washington	PA	—	683	3,198	624	—	680	3,825	4,505	1,392	09/22/97	1970
420	FT. Washington	PA	—	1,872	8,816	3,087	—	1,872	11,903	13,775	4,491	09/22/97	1960
421	FT. Washington	PA	—	631	5,698	723	—	634	6,418	7,052	1,993	12/01/98	1998
422	Hanover	PA	—	4,800	22,200	30	—	4,800	22,230	27,030	1,829	09/24/08	1948
423	King of Prussia	PA	—	634	3,251	1,069	—	634	4,320	4,954	1,620	09/22/97	1964
424	Monroeville	PA	—	6,558	51,775	8,751	—	6,564	60,520	67,084	9,659	09/16/04	1971
425	Moon Township	PA	—	1,663	14,966	1,111	—	1,663	16,077	17,740	5,125	09/14/98	1994
426	Moon Township	PA	—	502	4,519	901	—	502	5,420	5,922	1,595	08/23/99	1987
427	Moon Township	PA	—	410	3,688	3,135	—	410	6,823	7,233	1,410	08/23/99	1988
428	Moon Township	PA	—	612	5,507	904	—	612	6,411	7,023	1,886	08/23/99	1990
429	Moon Township	PA	—	489	4,403	3,110	—	490	7,512	8,002	1,842	08/23/99	1989
430	Moon Township	PA	—	555	4,995	308	—	555	5,303	5,858	1,626	08/23/99	1991
431	Moon Township	PA	—	202	1,814	172	—	202	1,986	2,188	619	08/23/99	1992
432	Moon Township	PA	—	6,936	—	822	—	7,758	—	7,758	—	08/23/99	—
433	Philadelphia	PA	—	7,884	71,002	5,946	—	7,883	76,949	84,832	26,678	11/13/97	1980
434	Philadelphia	PA	—	3,462	111,946	23,753	—	3,462	135,699	139,161	47,867	03/30/98	1983
435	Philadelphia	PA	—	931	8,377	1,554	—	930	9,932	10,862	2,828	06/11/99	1987
436	Philadelphia	PA	—	18,758	167,487	73,701	—	18,758	241,188	259,946	48,419	10/10/02	1974
437	Philadelphia	PA	175,000	24,753	222,775	43,903	—	24,747	266,684	291,431	92,293	06/30/98	1990
438	Pittsburgh	PA	—	574	4,943	829	—	574	5,772	6,346	1,009	09/16/05	1990
439	Pittsburgh	PA	—	345	2,798	813	—	345	3,611	3,956	1,056	09/16/05	1994
440	Pittsburgh	PA	—	469	3,884	964	—	469	4,848	5,317	755	09/16/05	1994
441	Pittsburgh	PA	—	616	5,280	393	—	616	5,673	6,289	939	09/16/05	1994
442	Pittsburgh	PA	—	1,049	8,739	1,834	—	1,049	10,573	11,622	1,939	09/16/05	1995
443	Pittsburgh	PA	—	1,151	9,664	1,810	—	1,152	11,473	12,625	1,714	09/16/05	1995
444	Pittsburgh	PA	—	907	7,381	1,504	—	907	8,885	9,792	1,432	09/16/05	1996
445	Pittsburgh	PA	—	1,057	8,899	1,528	—	1,057	10,427	11,484	1,986	09/16/05	1987
446	Columbia	SC	—	479	4,021	463	—	479	4,484	4,963	630	05/10/06	1985
447	Columbia	SC	—	1,237	10,165	1,160	—	1,237	11,325	12,562	1,557	05/10/06	1989
448	Columbia	SC	—	632	5,418	525	—	632	5,943	6,575	900	05/10/06	1983
449	Columbia	SC	—	609	4,832	883	—	609	5,715	6,324	1,004	05/10/06	1984
450	Columbia	SC	—	1,397	5,728	873	—	1,398	6,600	7,998	853	02/21/07	1984
451	Columbia	SC	—	50	215	88	—	50	303	353	31	02/21/07	1972
452	Columbia	SC	—	154	719	157	—	154	876	1,030	126	02/21/07	1996
453	Columbia	SC	—	2,420	4,017	1,321	(4,012)	1,024	2,722	3,746	69	04/02/07	1968
454	Fountain Inn	SC	—	520	6,822	547	—	520	7,369	7,889	815	05/23/07	1987
455	Graniteville	SC	—	720	15,552	228	—	720	15,780	16,500	2,001	04/02/07	1998
456	Franklin	TN	—	5,800	13,190	(10)	—	5,800	13,180	18,980	1,393	10/22/07	1999
457	Memphis	TN	—	2,113	18,201	413	—	2,114	18,613	20,727	3,539	04/28/04	2000
458	Memphis	TN	—	1,201	9,973	2,131	—	1,201	12,104	13,305	2,388	07/29/04	1983
459	Austin	TX	—	1,218	11,040	1,903	—	1,218	12,943	14,161	4,327	12/05/97	1986

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
460	Austin	TX	—	1,621	14,594	1,693	—	1,621	16,287	17,908	5,660	12/05/97	1997
461	Austin	TX	—	1,402	12,729	786	—	1,402	13,515	14,917	4,729	12/05/97	1997
462	Austin	TX	—	2,317	21,037	2,618	—	2,317	23,655	25,972	9,071	12/05/97	1996
463	Austin	TX	—	1,226	11,126	1,367	—	1,226	12,493	13,719	4,350	12/05/97	1997
464	Austin	TX	—	4,878	43,903	2,449	—	4,875	46,355	51,230	14,949	10/07/98	1968
465	Austin	TX	—	1,436	12,927	366	—	1,436	13,293	14,729	4,287	10/07/98	1998
466	Austin	TX	—	539	4,849	222	—	539	5,071	5,610	1,549	06/16/99	1999
467	Austin	TX	—	906	8,158	439	—	906	8,597	9,503	2,606	06/16/99	1999
468	Austin	TX	—	2,072	18,650	946	—	2,072	19,596	21,668	6,590	10/20/98	1998
469	Austin	TX	—	1,476	13,286	254	—	1,476	13,540	15,016	4,451	10/20/98	1998
470	Austin	TX	—	626	5,636	1,695	—	621	7,336	7,957	2,179	08/18/99	1987
471	Austin	TX	—	688	6,192	1,190	—	697	7,373	8,070	2,257	06/03/99	1985
472	Austin	TX	—	1,731	14,921	3,126	—	1,731	18,047	19,778	5,508	06/30/99	1975
473	Austin	TX	—	1,574	14,168	2,134	—	1,573	16,303	17,876	5,108	08/03/99	1982
474	Austin	TX	—	2,028	18,251	2,734	—	2,027	20,986	23,013	6,067	10/08/99	1985
475	Austin	TX	—	2,038	18,338	1,719	—	2,037	20,058	22,095	6,335	10/08/99	1997
476	Austin	TX	—	460	3,345	928	—	460	4,273	4,733	1,276	06/15/01	2001
477	Austin	TX	—	9,085	—	4,943	—	11,640	2,388	14,028	—	10/07/98	—
478	Edinburg	TX	—	1,480	15,533	(9)	—	1,480	15,524	17,004	1,641	10/22/07	1999
479	El Paso	TX	—	1,700	9,736	(4)	—	1,700	9,732	11,432	1,022	10/22/07	1999
480	Ft. Worth	TX	—	4,793	38,530	148	—	4,785	38,686	43,471	8,340	05/23/03	1996
481	Irving	TX	—	542	4,879	553	—	542	5,432	5,974	1,738	03/19/98	1995
482	Alexandria	VA	—	2,109	18,982	1,387	—	1,966	20,512	22,478	7,018	12/30/98	1987
483	Arlington	VA	—	810	7,289	1,554	—	811	8,842	9,653	3,271	08/26/98	1987
484	Fairfax	VA	—	780	7,022	630	—	781	7,651	8,432	2,578	09/29/99	1988
485	Fairfax	VA	—	594	5,347	1,344	—	594	6,691	7,285	2,365	09/29/99	1988
486	Norfolk	VA	—	1,273	11,083	4,311	—	1,273	15,394	16,667	4,375	10/25/02	1987
487	Stafford	VA	—	964	9,047	—	—	964	9,047	10,011	339	07/12/10	2006
488	Stafford	VA	—	965	6,610	139	—	965	6,749	7,714	252	07/12/10	2007
489	Stafford	VA	4,697	990	5,717	20	—	990	5,737	6,727	86	06/01/11	2003
490	Stafford	VA	4,559	1,060	5,645	—	—	1,060	5,645	6,705	82	06/01/11	2003
491	Stafford	VA	2,883	1,050	5,460	—	—	1,050	5,460	6,510	80	06/01/11	2001
492	Stafford	VA	2,545	1,050	4,971	—	—	1,050	4,971	6,021	73	06/01/11	2001
493	Virginia Beach	VA	—	682	5,431	696	—	686	6,123	6,809	1,225	06/04/04	1991
494	Winchester	VA	—	1,487	12,854	—	—	1,487	12,854	14,341	1,836	04/20/06	1964
495	Bellevue	WA	—	3,555	30,244	3,321	—	3,555	33,565	37,120	6,547	07/16/04	1980
496	Bellevue	WA	—	14,400	136,412	1,536	—	14,400	137,948	152,348	7,603	11/12/09	2008
497	Kennewick	WA	—	1,850	7,339	(2)	—	1,850	7,337	9,187	772	10/22/07	1999
498	Kent	WA	—	137	993	213	—	137	1,206	1,343	190	07/16/04	1978
499	Kent	WA	—	258	1,797	60	—	258	1,857	2,115	337	07/16/04	1978
500	Kent	WA	—	101	753	42	—	100	796	896	145	07/16/04	1978
501	Tukwila	WA	—	82	582	367	—	81	950	1,031	160	07/16/04	1975
502	Tukwila	WA	—	105	938	157	—	105	1,095	1,200	182	07/16/04	1975
503	Tukwila	WA	—	77	674	85	—	77	759	836	135	07/16/04	1975
504	Tukwila	WA	—	101	1,000	66	—	101	1,066	1,167	193	07/16/04	1975
505	Tukwila	WA	—	93	844	40	—	93	884	977	158	07/16/04	1975
506	Tukwila	WA	—	76	625	389	—	76	1,014	1,090	129	07/16/04	1975
507	Tukwila	WA	—	92	827	128	—	92	955	1,047	194	07/16/04	1975
508	Tukwila	WA	—	91	778	72	—	91	850	941	185	07/16/04	1975
509	Tukwila	WA	—	137	1,250	98	—	137	1,348	1,485	260	07/16/04	1975
510	Tukwila	WA	—	75	676	52	—	75	728	803	127	07/16/04	1975

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
511	Tukwila	WA	—	109	967	100	—	109	1,067	1,176	195	07/16/04	1975
512	Tukwila	WA	—	286	—	264	—	286	264	550	—	12/31/99	—
513	Jefferson	WI	—	1,790	16,385	328	(16,013)	355	2,135	2,490	—	04/02/07	1968
514	Milwaukee	WI	—	2,400	46,378	3,452	—	2,400	49,830	52,230	4,236	06/12/08	1988
515	Milwaukee	WI	—	3,150	70,124	2,101	—	3,150	72,225	75,375	2,558	08/11/10	1989
Australia:
516	Crestmead	QLD	—	3,400	3,185	283	—	3,541	3,327	6,868	102	10/07/10	2005
517	Wangara	WAU	—	4,217	2,685	283	—	4,389	2,796	7,185	86	10/07/10	2000
518	Canning Vale	WAU	—	9,806	3,925	662	—	10,208	4,185	14,393	126	10/07/10	2001
519	Frenchs Forest	NSW	—	7,355	9,498	691	—	7,656	9,888	17,544	305	10/07/10	1987
520	Frenchs Forest	NSW	—	2,452	3,923	1,129	—	2,552	4,952	7,504	140	10/07/10	1997
521	Villawood	NSW	—	6,374	8,179	603	—	6,635	8,521	15,156	263	10/07/10	1980
522	Clayton	VIC	—	9,757	8,495	749	—	10,157	8,844	19,001	273	10/07/10	1965
523	Laverton North	VIC	—	4,266	5,220	389	—	4,440	5,435	9,875	168	10/07/10	1965
524	Rocherlea	TAS	—	2,108	1,331	141	—	2,195	1,385	3,580	43	10/07/10	1963
525	Mowbray	TAS	—	431	535	40	—	449	557	1,006	17	10/07/10	1963
526	Sydney	NSW	—	63,271	104,588	4,111	—	64,821	107,149	171,970	2,570	12/21/10	1989

			$621,229	$1,468,241	$5,396,650	$573,164	$(193,823)	$1,458,525	$5,785,707	$7,244,232	$934,170

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2009	$6,242,257	$862,958
Additions	627,734	155,341
Loss on asset impairment	(39,263)	(9,603)
Transfer of properties to GOV	(490,656)	(105,513)
Property reclassified from discontinued operations	3,163	792
Disposals	(19,554)	(19,554)

Balance at December 31, 2009	6,323,681	884,421
Additions(3)	876,363	180,631
Loss on asset impairment	(139,673)	(10,458)
Properties reclassified to discontinued operations	(138,418)	(41,319)
Disposals	(564,695)	(163,014)

Balance at December 31, 2010	6,357,258	850,261
Additions(3)	1,074,010	166,371
Properties reclassified to continuing operations(4)	42,228	3,083
Disposals	(229,264)	(85,545)

Balance at December 31, 2011	$7,244,232	$934,170

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,764,981.

(2)
Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(3)
Includes adjustments to real estate property additions of ($333) and $8,387, and adjustments to accumulated depreciation additions of ($73) and $12, related to changes in foreign currency exchange rates during 2011 and 2010, respectively.

(4)
Includes impairment charges of $10,355.

COMMONWEALTH REIT

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Irondequoit, NY	4.75%	9/30/2020	Principal and interest payable monthly in arrears. $4,144 due at maturity.	$8,288	$—	$—

				$8,288	$—	$—

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at January 1, 2010				$—
New mortgage loans				8,288
Collections of principal				(105)

Balance at December 31, 2010				8,183
Collections of principal				(8,183)

Balance at December 31, 2011				$—

(1)
Also represents cost for federal income tax purposes.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH REIT
By:	/s/ ADAM D. PORTNOY Adam D. Portnoy President and Managing Trustee Dated: February 27, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM D. PORTNOY Adam D. Portnoy	President and Managing Trustee	February 27, 2012
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2012
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Trustee	February 27, 2012
/s/ WILLIAM A. LAMKIN William A. Lamkin	Independent Trustee	February 27, 2012
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 27, 2012
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	February 27, 2012