Form 10-Q
period 2012-03-31
CommonWealth REIT
filed 2012-05-08
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 3, 2012: 83,721,736.

COMMONWEALTH REIT

FORM 10-Q

March 31, 2012

References in this Quarterly Report on Form 10-Q to “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, including its majority owned consolidated subsidiary, Select Income REIT and its consolidated subsidiaries, or SIR, unless the context indicates otherwise.

Select Income REIT is itself a public company having common shares registered under the Securities Act of 1934, as amended.  For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or SEC, which are available at the SEC’s website at www.sec.gov.  References in this Quarterly Report on Form 10-Q to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q, unless otherwise expressly stated herein.

PART I.  Financial Information

Item 1.  Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$1,498,146	$1,450,154
Buildings and improvements	5,987,358	5,794,078
	7,485,504	7,244,232
Accumulated depreciation	(969,903)	(934,170)
	6,515,601	6,310,062
Acquired real estate leases, net	374,022	343,917
Equity investments	176,255	177,477
Cash and cash equivalents	193,587	192,763
Restricted cash	17,195	7,869
Rents receivable, net of allowance for doubtful accounts of $11,835 and $12,575, respectively	226,565	217,592
Other assets, net	210,166	197,346
Total assets	$7,713,391	$7,447,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$100,000
SIR revolving credit facility	227,000	—
Senior unsecured debt, net	2,694,780	2,845,030
Mortgage notes payable, net	784,454	632,301
Accounts payable and accrued expenses	140,172	158,272
Assumed real estate lease obligations, net	72,392	70,179
Rent collected in advance	33,872	37,653
Security deposits	24,024	23,779
Due to related persons	13,667	11,295
Total liabilities	3,990,361	3,878,509

Shareholders’ equity:
Shareholders’ equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable since February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 83,721,736 shares issued and outstanding	837	837
Additional paid in capital	3,590,321	3,614,079
Cumulative net income	2,506,001	2,482,321
Cumulative other comprehensive loss	(220)	(4,709)
Cumulative common distributions	(2,867,891)	(2,826,030)
Cumulative preferred distributions	(490,300)	(476,657)
Total shareholders’ equity attributable to CommonWealth REIT	3,517,424	3,568,517
Noncontrolling interest	205,606	—
Total shareholders’ equity	3,723,030	3,568,517
Total liabilities and shareholders’ equity	$7,713,391	$7,447,026

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Rental income	$251,246	$210,673

Expenses:
Operating expenses	104,090	90,397
Depreciation and amortization	61,351	52,289
General and administrative	12,310	10,959
Acquisition related costs	2,502	2,559
Total expenses	180,253	156,204

Operating income	70,993	54,469

Interest and other income	288	708
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $746 and $2,032, respectively)	(49,106)	(47,414)
Loss on early extinguishment of debt	(67)	—
Equity in earnings of investees	2,958	2,712
Income from continuing operations before income tax expense	25,066	10,475
Income tax expense	(492)	(346)
Income from continuing operations	24,574	10,129
Discontinued operations:
Income from discontinued operations	—	1,911
Net gain on sale of properties from discontinued operations	—	34,572
Net income	24,574	46,612
Net income attributable to noncontrolling interest	(894)	—
Net income attributable to CommonWealth REIT	23,680	46,612
Preferred distributions	(13,823)	(8,839)
Net income available for CommonWealth REIT common shareholders	$9,857	$37,773

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$9,857	$1,290
Income from discontinued operations	—	1,911
Net gain on sale of properties from discontinued operations	—	34,572
Net income	$9,857	$37,773

Weighted average common shares outstanding — basic	83,722	72,139

Weighted average common shares outstanding — diluted	91,020	79,437

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.12	$0.02
Income from discontinued operations	$—	$0.51
Net income available for common shareholders	$0.12	$0.52

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$24,574	$46,612

Other comprehensive income:
Unrealized (loss) gain on derivative instruments	(37)	2,045
Realized gain on sale of investment in available for sale securities	—	(18)
Foreign currency translation adjustments	4,528	4,362
(Decrease) increase in share of investees’ other comprehensive (loss) income	(1)	4
Total comprehensive income	29,064	53,005

Less: comprehensive income attributable to noncontrolling interest	(894)	—
Comprehensive income attributable to CommonWealth REIT	$28,170	$53,005

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,574	$46,612
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44,443	41,457
Net amortization of debt discounts, premiums and deferred financing fees	746	2,032
Straight line rental income	(8,092)	(7,381)
Amortization of acquired real estate leases	14,411	9,573
Other amortization	4,793	4,230
Loss on early extinguishment of debt	67	—
Equity in earnings of investees	(2,958)	(2,712)
Distributions of earnings from investees	2,913	2,675
Net gain on sale of properties	—	(34,572)
Change in assets and liabilities:
Increase in restricted cash	(782)	(448)
Increase in rents receivable and other assets	(23,170)	(28,627)
Decrease in accounts payable and accrued expenses	(20,630)	(10,615)
(Decrease) increase in rent collected in advance	(3,781)	229
Increase in security deposits	245	219
Increase in due to related persons	2,372	2,493
Cash provided by operating activities	35,151	25,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(91,535)	(295,919)
Real estate improvements	(26,430)	(14,503)
Investment in direct financing lease, net	—	(38,635)
Principal payments received from direct financing lease	1,632	476
Principal payments received from real estate mortgage receivable	—	70
Proceeds from sale of properties, net	—	97,362
Distributions in excess of earnings from investees	1,266	1,405
Increase in restricted cash	(8,544)	—
Cash used in investing activities	(123,611)	(249,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,954	—
Proceeds from borrowings	338,500	295,000
Payments on borrowings	(369,082)	(194,318)
Deferred financing fees	(5,767)	—
Distributions to common shareholders	(41,861)	(36,070)
Distributions to preferred shareholders	(13,643)	(8,839)
Cash provided by financing activities	89,101	55,773

Effect of exchange rate changes on cash	183	155

Increase (decrease) in cash and cash equivalents	824	(168,651)
Cash and cash equivalents at beginning of period	192,763	194,040
Cash and cash equivalents at end of period	$193,587	$25,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$66,971	$58,306
Taxes paid	34	160

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(147,872)	$(4,059)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage note payable	$147,872	$—
Assumption of note payable	—	4,059

See accompanying notes.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT and its subsidiaries, or CWH, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

On March 12, 2012, our then wholly owned subsidiary, Select Income REIT, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO.  We refer to Select Income REIT and its consolidated subsidiaries as SIR.  SIR intends to be taxable as a real estate investment trust, or REIT.  SIR owns substantially all of our commercial and industrial properties located on Oahu, HI as well as 23 suburban office and industrial properties located throughout the mainland United States.  After the SIR IPO, we continue to own 22,000,000 SIR common shares, or approximately 70.5% of SIR’s outstanding common shares, and SIR remains one of our consolidated subsidiaries.  See Note 12 for additional information regarding the SIR IPO.

Note 2.  Recent Accounting Pronouncements

In January 2012, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  This update clarified the application of existing fair value measurement requirements.  This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy.  This update was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our condensed consolidated financial statements.

Additionally, in January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to our condensed consolidated financial statements, other than the presentation of the condensed consolidated statements of comprehensive income.

Note 3.  Real Estate Properties

During the three months ended March 31, 2012, we, excluding SIR, acquired two properties with a combined 1,878,335 square feet for an aggregate purchase price of $252,100, including the assumption of $147,872 of mortgage debt and excluding closing costs.  We also funded $23,681 of improvements to our owned properties.  As of May 3, 2012, we have also entered into a previously disclosed agreement to acquire a property with 172,200 square feet for a purchase price of $49,000, including the assumption of approximately $29,200 of mortgage debt and excluding closing costs.  Details of our completed and pending acquisitions during 2012 are as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Completed Acquisitions:

							Acquired
						Acquired	Real Estate		Premium
		Square	Purchase		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Feet	Price(1)	Land	Improvements	Leases	Obligations	Debt	Debt
January 2012	Chicago, IL	1,009,940	$150,600	$30,400	$115,817	$22,189	$5,348	$147,872	$12,458
March 2012	Hartford, CT	868,395	101,500	15,930	60,312	25,542	284	—	—
		1,878,335	$252,100	$46,330	$176,129	$47,731	$5,632	$147,872	$12,458

(1) Purchase price includes the assumption of mortgage debt and excludes closing costs.

During the three months ended March 31, 2012, we completed the purchase price allocation on four properties located in Phoenix, AZ with a combined 1,063,364 square feet.  We acquired these properties in March 2011 for an aggregate purchase price of $136,500, excluding closing costs.  Based upon our evaluation of an appraisal prepared by an independent real estate appraisal firm completed in March 2012, we estimated the fair value of the acquired land and buildings and improvements to be $22,614 and $64,104, respectively.  As a result, we retrospectively adjusted the preliminary purchase price allocation by reallocating $8,371 from land to buildings and improvements.  All other allocation amounts were unchanged.

Pending Acquisitions:

In January 2012, we entered an agreement to acquire an office property located in Austin, TX with 172,200 square feet.  The purchase price is $49,000, including the assumption of approximately $29,200 of mortgage debt and excluding closing costs.  We currently expect to acquire this property during the second quarter of 2012; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire this property in that time period or at all.

In addition, in April 2012, SIR entered agreements to acquire two properties for an aggregate purchase price of $104,400, excluding closing costs.  We understand that SIR currently expects that it will acquire these properties during the remainder of 2012; however, these acquisitions are subject to SIR’s satisfactory completion of diligence and other customary closing conditions.  Accordingly, we can provide no assurance that SIR will acquire all or any of these properties in that time period or at all.

As of March 31, 2012 and December 31, 2011, none of our properties were classified as held for sale.  We classify all properties probable for sale within one year as held for sale in our condensed consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of income.  Summarized income statement information for properties sold in 2011 is as follows:

Income Statement:

Three Months
Ended
March 31, 2011
Rental income	$7,239
Operating expenses	(3,438)
Depreciation and amortization	(1,552)
General and administrative	(254)
Acquisition related costs	(86)
Operating income	1,909

Interest income	2
Income from discontinued operations	$1,911

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 4.  Investment in Direct Financing Lease

We have an investment in a direct financing lease that relates to a triple net lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  We recognize direct financing lease income using the effective interest method to produce a level yield on funds not yet recovered.  Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost.  Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values.  The carrying amount of our net investment is included in other assets in our condensed consolidated balance sheets.  The following table summarizes the carrying amount of our net investment in this direct financing lease:

	March 31,	December 31,
	2012	2011
Total minimum lease payments receivable	$37,158	$39,182
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(10,361)	(10,754)
Net investment in direct financing lease	$31,748	$33,379

Additionally, we have determined that no allowance for losses related to our direct financing lease was necessary at March 31, 2012.  Our direct financing lease has an expiration date in 2045.

Note 5.  Equity Investments

At March 31, 2012 and December 31, 2011, we had the following equity investments in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings
					Three Months Ended
	March 31,	December 31,	March 31,	December 31,	March 31,
	2012	2011	2012	2011	2012	2011
GOV	21.1%	21.1%	$170,920	$172,186	$2,913	$2,675
AIC	14.3%	14.3%	5,335	5,291	45	37
			$176,255	$177,477	$2,958	$2,712

At March 31, 2012, we owned 9,950,000, or approximately 21.1%, of the common shares of beneficial interest of GOV, with a carrying value of $170,920 and a market value, based on quoted market prices, of $239,895 ($24.11 per share).  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity.

Since the GOV IPO, we have accounted for our investment in GOV using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our condensed consolidated statements of income.  Prior to the GOV IPO, the operating results and investments of GOV were included in our results of operations and financial position.  The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824.  We are amortizing the difference between our carrying value of GOV and our share of the underlying equity of GOV over a 30 year period, which approximates the remaining useful lives of the properties that we initially contributed to GOV.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

During the three months ended March 31, 2012 and 2011, we received cash distributions from GOV totaling $4,179 and $4,080, respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.  References in our financial statements to the Quarterly Report on Form 10-Q for GOV are included as textual references only, and the information in GOV’s Quarterly Report on Form 10-Q is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2012	2011
Real estate properties, net	$1,191,091	$1,198,050
Acquired real estate leases, net	112,178	117,596
Cash and cash equivalents	9,275	3,272
Rents receivable, net	26,472	29,000
Other assets, net	24,231	20,657
Total assets	$1,363,247	$1,368,575

Unsecured revolving credit facility	$—	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	94,826	95,383
Assumed real estate lease obligations, net	10,482	11,262
Other liabilities	22,034	24,762
Shareholders’ equity	885,905	891,668
Total liabilities and shareholders’ equity	$1,363,247	$1,368,575

Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2012	2011
Rental income	$50,455	$39,228
Operating expenses	(18,221)	(14,885)
Depreciation and amortization	(12,072)	(8,386)
Acquisition related costs	(49)	(829)
General and administrative	(3,039)	(2,343)
Operating income	17,074	12,785
Interest and other income	8	15
Interest expense	(4,023)	(2,537)
Equity in earnings of an investee	45	37
Income before income tax expense	13,104	10,300
Income tax expense	(45)	(46)
Net income	$13,059	$10,254

Weighted average common shares outstanding	47,052	40,501

Net income per common share	$0.28	$0.25

As of March 31, 2012, we have invested $5,209 in AIC, an insurance company owned in equal proportion by Reit Management & Research LLC, our business and property manager, or RMR, us and five other companies to which RMR provides management services, including GOV and Senior Housing Properties Trust, or SNH.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  At March 31, 2012, we owned approximately 14.3% of AIC with a current carrying value of $5,335.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

condensed consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 12 for additional information about our investment in AIC.

Note 6.  Indebtedness

In January 2012, we prepaid at par all $150,680 of our then outstanding 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $67 from the write off of unamortized discounts and deferred financing fees.

In January 2012, we assumed a mortgage totaling $147,872, which was recorded at a fair value of $160,330, in connection with our acquisition of a property.  This mortgage bears interest at a rate of 6.29%, requires monthly principal and interest payments and matures in 2016.

In February 2012, we repaid at maturity $5,404 of 7.31% mortgage debt using cash on hand.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The credit facility matures on October 19, 2015 and includes an option for us to extend the facility an additional year to October 19, 2016, subject to payment of a fee and satisfaction of certain conditions.  Interest payable by us under our credit facility is set at LIBOR plus 125 basis points, subject to adjustments based on our credit ratings.  The interest rate on our revolving credit facility averaged 1.5% and 2.3% per annum for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, we had no borrowings outstanding and $750,000 available under our revolving credit facility.

Simultaneous with the SIR IPO on March 12, 2012, SIR entered into a $500,000 revolving credit facility, or the SIR revolving credit facility, which may be used by SIR for general business purposes, including acquisitions.  The SIR revolving credit facility matures on March 11, 2016 and subject to SIR’s payment of a fee and satisfaction of certain other conditions, SIR has the option to extend the stated maturity date by one year.  Interest payable by SIR under its revolving credit facility is set at a rate equal to LIBOR plus premiums, subject to adjustments based on SIR’s leverage.  The interest rate on SIR’s revolving credit facility averaged 1.5% for the three months ended March 31, 2012.  The SIR revolving credit facility is secured by a pledge of the equity of certain of SIR’s subsidiaries.  As of March 31, 2012, SIR had $227,000 outstanding and $273,000 available under the SIR revolving credit facility.

Our public debt indentures, our revolving credit facility agreement, our term loan agreement and SIR’s revolving credit facility agreement contain a number of financial and other covenants, including credit facility and term loan covenants that restrict our or SIR’s ability to make distributions under certain circumstances.  At March 31, 2012, we believe we and SIR were in compliance with all of our covenants under our public debt indentures, our revolving credit facility, our term loan and SIR’s revolving credit facility agreements.

At March 31, 2012, 22 properties costing $1,055,325 with an aggregate net book value of $934,365 were secured by mortgage notes totaling $784,454 (net of discounts and premiums) maturing from 2012 through 2027.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 7.  Shareholders’ Equity

The following is a reconciliation of changes in our shareholders’ equity for the three months ended March 31, 2012:

	Shareholders’	Shareholders’
	Equity	Equity
	Attributable to	Attributable to	Total
	CommonWealth	Noncontrolling	Shareholders’
	REIT	Interest	Equity
Balance at December 31, 2011	$3,568,517	$—	$3,568,517
Net income	23,680	894	24,574

Other comprehensive income:
Unrealized loss on derivative instrument	(37)	—	(37)
Foreign currency translation adjustments	4,528	—	4,528
Decrease in share of investees other comprehensive loss	(1)	—	(1)
Total comprehensive income	28,170	894	29,064

Issuance of shares of subsidiary, net	(23,758)	204,712	180,954
Distributions	(55,505)	—	(55,505)
Balance at March 31, 2012	$3,517,424	$205,606	$3,723,030

Distributions:

On February 15, 2012, we paid a distribution on our series C preferred shares of $0.4453 per share, or $2,672, a distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which were paid to shareholders of record as of February 1, 2012.

On February 21, 2012, we paid a distribution on our common shares of $0.50 per share, or $41,861, to shareholders of record on January 20, 2012.

In April 2012, we declared a distribution of $0.50 per common share, or approximately $41,900, to be paid on or about May 24, 2012 to shareholders of record on April 23, 2012.  We also announced a distribution on our series C preferred shares of $0.4453 per share, or $2,672, a distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which we expect to pay on or about May 15, 2012 to our preferred shareholders of record as of May 1, 2012.

Note 8.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  During the three months ended March 31, 2012, we recognized current tax expense of $492, which includes $350 of foreign taxes and $142 of certain state taxes.  During the three months ended March 31, 2011, we recognized current tax expense of $346, which includes $244 of foreign taxes and $102 of certain state taxes.  At March 31, 2012 and December 31, 2011, we had deferred tax assets of $1,763 and $1,992, respectively, of which $1,412 and $1,414, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia.  At March 31, 2012 and December 31, 2011, we had deferred tax liabilities of $1,318 and $1,214, respectively.  Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $168 and $165 as of March 31, 2012 and December 31, 2011, respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2012, categorized by the level of inputs used in the valuation of each asset and liability:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate contracts (1)	$(15,833)	$—	$(15,833)	$—

(1)       The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is a part of our interest rate risk.  Although we have not done so as of March 31, 2012 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes due 2019, with interest payable at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $37 during the three months ended March 31, 2012 and increased by $2,045 during the three months ended March 31, 2011, based primarily on changes in market interest rates.  As of March 31, 2012 and December 31, 2011, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheets totaled ($15,833) and ($15,796), respectively. We may enter additional interest rate swaps or hedge agreements from time to time to manage some of our additional interest rate risk associated with our floating rate borrowings.

In addition to the liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, restricted cash, revolving credit facilities, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At March 31, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Equity investment in GOV	$170,920	$239,895	$172,186	$224,373
Senior notes and mortgage notes payable	$2,747,234	$2,892,845	$2,745,331	$2,924,141

At March 31, 2012 and December 31, 2011, the fair values of our equity investment in GOV are based on quoted market prices of $24.11 and $22.55, respectively (level 1 inputs).  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2012, no single tenant of ours was responsible for more than 3% of our total annualized rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 10.  Earnings Per Common Share

As of March 31, 2012, we had 15,180,000 shares of series D cumulative convertible preferred shares that were convertible into 7,298,165 of our common shares.  The effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share is anti-dilutive for the periods presented.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 11.  Segment Information

As of March 31, 2012, we owned 47 Central Business District, or CBD, office properties, 272 suburban office properties and 199 industrial & other properties.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. CBD office, suburban office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses.  Our geographic segments include Metro Philadelphia, PA, Oahu, HI, Metro Chicago, IL, Metro Denver, CO, Metro Washington, DC and Other Markets, which includes properties located elsewhere throughout the United States and Australia.  Prior periods have been restated to reflect 12 office properties and one industrial property reclassified to discontinued operations from continuing operations during the third quarter of 2011, which were sold in 2011, and seven office properties and 20 industrial properties reclassified to continuing operations from discontinued operations during the fourth quarter of 2011.  Property level information by geographic segment and property type as of and for the three months ended March 31, 2012 and 2011 is as follows:

	As of March 31, 2012				As of March 31, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,591	462	—	5,053	4,592	462	—	5,054
Oahu, HI	—	—	17,876	17,876	—	—	17,914	17,914
Metro Chicago, IL	3,591	1,164	104	4,859	—	1,163	104	1,267
Metro Denver, CO	672	789	553	2,014	672	788	553	2,013
Metro Washington, DC	428	1,220	—	1,648	428	1,067	—	1,495
Other Markets	10,416	18,515	13,744	42,675	7,781	18,265	13,761	39,807
Totals	19,698	22,150	32,277	74,125	13,473	21,745	32,332	67,550

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Philadelphia, PA	$29,300	$1,104	$—	$30,404	$28,273	$1,357	$—	$29,630
Oahu, HI	—	—	19,895	19,895	—	—	18,596	18,596
Metro Chicago, IL	24,575	5,863	111	30,549	—	7,793	126	7,919
Metro Denver, CO	5,554	3,498	2,095	11,147	5,363	3,490	2,184	11,037
Metro Washington, DC	4,019	6,867	—	10,886	3,456	5,925	—	9,381
Other Markets	57,773	70,969	19,623	148,365	44,887	70,254	18,969	134,110
Totals	$121,221	$88,301	$41,724	$251,246	$81,979	$88,819	$39,875	$210,673

Property net operating income:
Metro Philadelphia, PA	$15,584	$103	$—	$15,687	$14,256	$156	$—	$14,412
Oahu, HI	—	—	15,514	15,514	—	—	13,421	13,421
Metro Chicago, IL	12,378	2,963	104	15,445	—	4,689	110	4,799
Metro Denver, CO	3,763	3,093	1,242	8,098	3,500	2,768	1,208	7,476
Metro Washington, DC	3,161	4,515	—	7,676	2,609	3,543	—	6,152
Other Markets	32,051	39,843	12,842	84,736	24,085	38,183	11,748	74,016
Totals	$66,937	$50,517	$29,702	$147,156	$44,450	$49,339	$26,487	$120,276

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We define NOI as rental income from real estate including lease termination fees received from tenants less our property operating expenses including property marketing costs.  NOI excludes capitalized tenant improvement costs and leasing commissions.  We consider NOI to be appropriate supplemental information to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than us.  A reconciliation of NOI to net income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Rental income	$251,246	$210,673
Operating expenses	(104,090)	(90,397)
Property net operating income (NOI)	$147,156	$120,276

Property NOI	$147,156	$120,276
Depreciation and amortization	(61,351)	(52,289)
General and administrative	(12,310)	(10,959)
Acquisition related costs	(2,502)	(2,559)
Operating income	70,993	54,469

Interest and other income	288	708
Interest expense	(49,106)	(47,414)
Loss on early extinguishment of debt	(67)	—
Equity in earnings of investees	2,958	2,712
Income from continuing operations before income tax expense	25,066	10,475
Income tax expense	(492)	(346)
Income from continuing operations	24,574	10,129
Income from discontinued operations	—	1,911
Net gain on sale of properties from discontinued operations	—	34,572
Net income	$24,574	$46,612

Note 12.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Management and administrative services to SIR and its subsidiaries are provided by RMR under separate business management and property management agreements with SIR, described below.  Under our business

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include SNH, GOV and SIR.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  SNH’s, GOV’s and SIR’s executive officers are officers of RMR and SNH’s President and Chief Operating Officer is also a director of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR and the business management agreement between SIR and RMR (as described below), we incurred expenses of $10,383 and $9,228 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our condensed consolidated financial statements.  In connection with our property management agreement with RMR and the property management agreement between SIR and RMR (as described below), we incurred property management and construction supervision fees of $7,924 and $6,842 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  As previously reported, we previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  Between November 2010 and January 2011, we sold 27 properties (approximately 2,803,000 square feet), which were majority leased as medical office, clinic and biotech laboratory buildings, to SNH for an aggregate sale price of $470,000, excluding closing costs.  We recognized net gains totaling approximately $168,272 from these sales, including net gains totaling approximately $34,666 during the first quarter of 2011.  In September 2011, we sold to SNH 13 additional properties (approximately 1,310,000 square feet), which were located in eight states and majority leased as medical office buildings and to tenants in medical related businesses, for an aggregate sale price of $167,000, excluding closing costs, and we recognized net gains totaling $7,846 from these sales.  Certain of the properties included in these sales were subject to SNH’s right of first refusal referred to above.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.

As of the date of this report, SNH owned 250,000 of our common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SNH.  In addition, one of our Independent Trustees, Mr. Frederick Zeytoonjian, is also an independent trustee of SNH.

GOV was formerly our 100% owned subsidiary.  We are GOV’s largest shareholder and, as of the date of this report, we owned 9,950,000 common shares of GOV, which represented approximately 21.1% of GOV’s outstanding common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of GOV, and our President, Mr. Adam Portnoy, was the President of GOV from its formation in 2009 until January 2011.

In 2009, GOV completed the GOV IPO pursuant to which GOV ceased to be a majority owned subsidiary of ours.  In connection with the GOV IPO, we and GOV entered into a transaction agreement which governs our separation from and relationship with GOV.  Pursuant to this transaction agreement, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, including 15 properties we sold to GOV during 2010.

SIR was formerly our 100% owned subsidiary.  We are SIR’s largest shareholder and SIR continues to be one of our consolidated subsidiaries.  As of the date of this report, we owned 22,000,000 common shares of SIR, which represented approximately 70.5% of SIR’s outstanding common shares.  Our SIR common shares had a market value, based on quoted market prices, of $496,760 ($22.58 per share) as of March 31, 2012.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of SIR.  In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters’ over allotment option) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,954.  SIR applied those net proceeds, along with proceeds from drawings under SIR’s $500,000 revolving credit facility, to repay in full a $400,000 demand promissory note that we received from SIR on February 16, 2012.  SIR issued the $400,000 demand promissory note, along with 22,000,000 SIR common shares, in exchange for our transfer to SIR of 251 properties (approximately 21,400,000 rentable square feet).  SIR also reimbursed us for costs that we incurred in connection with SIR’s organization and preparation for the SIR IPO.  In connection with the SIR IPO, we and SIR entered into a transaction agreement that governs our separation from and relationship with SIR.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the 251 properties that we transferred to SIR, as of the time of closing of the SIR IPO, were settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (2) SIR will indemnify us with respect to any liability relating to any property transferred by us to SIR, including any liability which relates to periods prior to SIR’s formation other than the pre-closing current assets and current liabilities that we retained with respect to the 251 transferred properties.

SIR is a party to a business management agreement and a property management agreement with RMR, under which RMR provides management and administrative services to SIR and its subsidiaries comparable to those provided to us.  Pursuant to its business management agreement with RMR, SIR incurred expenses of $247 for the period beginning on March 12, 2012, the date on which SIR entered into the agreement, through March 31, 2012.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In connection with its property management agreement with RMR, SIR incurred property management and construction supervision fees of $158 for the period beginning on March 12, 2012, the date on which SIR entered into the agreement, through March 31, 2012.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.  At the time of the SIR IPO, our agreements with RMR were amended to avoid any payments by us for services rendered by RMR to SIR despite the fact that SIR’s operations are consolidated with us under GAAP.

We, RMR, SNH, GOV and three other companies to which RMR provides management services each currently own approximately 14.3% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2011 for a one year term and we paid a premium of $5,540 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in this program.  We currently expect that we will renew this program, as it may be modified, in June 2012.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 28, 2012, or our Proxy Statement, our Current Report on Form 8-K dated March 12, 2012, or the March 12 Current Report, and our other filings with the SEC, including Note 9 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement and Item 1.01 of the March 12 Current Report.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR and various agreements we have with SNH, GOV and SIR and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

The majority of our wholly owned properties are office and industrial buildings in CBD and suburban locations throughout the United States.  Our wholly owned property portfolio also includes 12.3 million square feet of industrial and other space and 1.8 million square feet of office and industrial buildings located in Australia.  Our consolidated subsidiary, SIR, owns 21.4 million square feet of primarily triple net leased, single tenant office and industrial properties, including 17.8 million square feet of leased industrial and commercial lands located on Oahu, Hawaii.

Property Operations

As of March 31, 2012, 84.8% of our total consolidated square feet was leased, compared to 84.3% leased as of March 31, 2011.  These results reflect stable occupancy at properties we owned continuously since January 1, 2011 and property acquisitions during 2011 and 2012.  Occupancy data for 2012 and 2011 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of the Three Months		As of the Three Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Total properties	518	517	494	494
Total square feet	74,125	67,550	65,554	65,554
Percent leased(2)	84.8%	84.3%	83.9%	83.9%

(1)       Based on properties owned continuously since January 1, 2011.

(2)       Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average effective rental rate per square foot, as defined below, for our properties for the three months ended March 31, 2012 and 2011 are as follows:

	Average Effective Rental Rate
	Per Square Foot(1)
	Three Months Ended
	March 31,
	2012	2011
CBD office buildings	$29.55	$29.15
Suburban office buildings	$21.17	$21.24
Industrial properties (including Hawaii land leases)	$5.93	$5.67
Consolidated portfolio	$16.41	$15.02

(1)       Average effective rental rate per square foot represents total rental income during the period specified adjusted for tenant concessions including free rent and tenant reimbursements divided by the average rentable square feet occupied during the period specified.

During the three months ended March 31, 2012, we renewed leases for 904,000 square feet and entered new leases for 1,021,000 square feet, at weighted average rental rates that were 8% below rents previously charged for the same space.  The average lease term for leases entered during 2012 was 6.3 years.  Commitments for tenant improvements, leasing costs and concessions for leases entered during 2012 totaled $37.3 million, or $19.39 per square foot on average (approximately $3.08/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  Required landlord funded tenant build outs, or tenant improvements, leasing commissions payable by landlords to tenant brokers for new leases and lease renewals and concessions granted to tenants, such as free rent, have increased in certain markets since 2008.  Tenant improvements and leasing commissions are generally amortized during the terms of the affected leases.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to decreases in occupancy and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through the majority of 2012, but we expect our occupancy may begin to improve in late 2012 and 2013.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

As of March 31, 2012, approximately 16.9% of our leased square feet and 18.0% of our annualized rents, determined as set forth below, are included in leases scheduled to expire through December 31, 2013.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated.  Lease expirations by year, as of March 31, 2012, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Income	Income	Income
Year	Expiring	Expiring(1)	Expiring	Expiring	Expiring(2)	Expiring	Expiring
2012	592	4,980	7.9%	7.9%	$88,229	8.6%	8.6%
2013	425	5,642	9.0%	16.9%	96,298	9.4%	18.0%
2014	337	4,869	7.7%	24.6%	78,165	7.6%	25.6%
2015	341	5,128	8.2%	32.8%	113,324	11.0%	36.6%
2016	307	6,750	10.7%	43.5%	109,399	10.6%	47.2%
2017	208	3,986	6.3%	49.8%	97,914	9.5%	56.7%
2018	82	3,806	6.1%	55.9%	81,407	7.9%	64.6%
2019	75	3,968	6.3%	62.2%	51,867	5.1%	69.7%
2020	59	2,938	4.7%	66.9%	77,295	7.5%	77.2%
2021	55	2,330	3.7%	70.6%	42,556	4.1%	81.3%
Thereafter	204	18,470	29.4%	100.0%	192,251	18.7%	100.0%
	2,685	62,867	100.0%		$1,028,705	100.0%

Weighted average remaining lease term (in years):		7.8			6.2

(1)             Square feet is pursuant to existing leases as of March 31, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)             Annualized rental income is rents pursuant to existing leases as of March 31, 2012, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

RMR employs a tenant review process for us.  RMR assesses tenants on an individual basis and does not employ a uniform set of credit criteria.  In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources.  RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of March 31, 2012, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

				% of
				Annualized
		Square	% of Total	Rental
Tenant		Feet(1)	Square Feet	Income(2)	Expiration

1.	Telstra Corporation Limited	311	0.5%	2.0%	2020
2.	U.S. Government(3)	635	1.0%	1.8%	2012 to 2032
3.	Expedia, Inc.	365	0.6%	1.7%	2018
4.	Office Depot, Inc.	651	1.0%	1.7%	2016 and 2023
5.	John Wiley & Sons, Inc.	342	0.5%	1.6%	2017
6.	PNC Financial Services Group	593	0.9%	1.5%	2012 to 2021
7.	Wells Fargo Bank	569	0.9%	1.4%	2012 to 2022
8.	GlaxoSmithKline plc	607	1.0%	1.4%	2013
9.	United Healthcare Services Inc.	555	0.9%	1.2%	2012 to 2023
10.	Royal Dutch Shell plc	631	1.0%	1.2%	2012 and 2016
11.	The Bank of New York Mellon Corp.	393	0.6%	1.1%	2015 to 2021
12.	Jones Day (law firm)	403	0.6%	1.1%	2012 and 2026
Total		6,055	9.5%	17.7%

(1)       Square feet is pursuant to existing leases as of March 31, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)       Annualized rental income is rents pursuant to existing leases as of March 31, 2012, plus estimated expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

(3)       Including our 21.1% pro rata ownership of GOV as of March 31, 2012, the U.S. Government represents 1,865 square feet, or 2.9% of our total square feet, and 4.4% of our total rental income.

Investment Activities

Since January 1, 2012, we have acquired two office properties with a combined 1,878,335 square feet for an aggregate purchase price of $252.1 million, including the assumption of $147.9 million of mortgage debt and excluding closing costs.  At the time of acquisition, these properties were 96.1% leased for a weighted average (by rents) term of 6.2 years and at rents which yielded approximately 9.1% of the aggregate gross purchase price, based on estimated annual NOI, which we define as GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.

SIR was formerly our 100% owned subsidiary.  On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters’ over allotment option) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $181.0 million.  We are SIR’s largest shareholder and, as of the date of this report, we owned 22,000,000 common shares of SIR, which represented approximately 70.5% of SIR’s outstanding common shares.  Our SIR common shares had a market value, based on quoted market prices, of $496.8 million ($22.58 per share) as of March 31, 2012.

Since completing the SIR IPO on March 12, 2012, SIR has entered agreements to acquire two properties for an aggregate purchase price of $104.4 million, excluding closing costs.  We understand that SIR currently expects that it will acquire these properties during the remainder of 2012; however, these acquisitions are subject to SIR’s satisfactory completion of diligence and other customary closing conditions.  Accordingly, we can provide no assurance that SIR will acquire all or any of these properties in that time period or at all.

Financing Activities

In January 2012, we prepaid at par all $150.7 million of our 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $67,000 from the write off of unamortized discounts and deferred financing fees.

In February 2012, we repaid at maturity $5.4 million of 7.31% mortgage debt using cash on hand.

In March 2012, SIR entered into a $500.0 million revolving credit facility, which may be used by SIR for general business purposes, including acquisitions.  The SIR revolving credit facility matures on March 11, 2016 and subject to SIR’s paying a fee and satisfaction of certain other conditions, SIR has the option to extend the stated maturity date by one year.  Interest payable by SIR under its revolving credit facility is set at a rate equal to LIBOR plus premiums, subject to adjustments based on SIR’s leverage.  The SIR revolving credit facility is secured by a pledge of the equity of certain of SIR’s subsidiaries.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

	Comparable Properties Results(1)				Acquired Properties Results(2)				Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$206,276	$205,460	$816	0.4%	$44,970	$5,213	$39,757	762.7%	$251,246	$210,673	$40,573	19.3%
Operating expenses	85,345	88,788	(3,443)	(3.9)%	18,745	1,609	17,136	1065.0%	104,090	90,397	13,693	15.1%
Net operating income(3)	$120,931	$116,672	$4,259	3.7%	$26,225	$3,604	$22,621	627.7%	147,156	120,276	26,880	22.3%

Other expenses:
Depreciation and amortization									61,351	52,289	9,062	17.3%
General and administrative									12,310	10,959	1,351	12.3%
Acquisition related costs									2,502	2,559	(57)	(2.2)%
Total other expenses									76,163	65,807	10,356	15.7%
Operating income									70,993	54,469	16,524	30.3%
Interest and other income									288	708	(420)	(59.3)%
Interest expense									(49,106)	(47,414)	(1,692)	3.6%
Loss on early extinguishment of debt									(67)	—	(67)	(100.0)%
Equity in earnings of investees									2,958	2,712	246	9.1%
Income from continuing operations before income tax expense									25,066	10,475	14,591	139.3%
Income tax expense									(492)	(346)	(146)	42.2%
Income from continuing operations									24,574	10,129	14,445	142.6%
Discontinued operations
Income from discontinued operations									—	1,911	(1,911)	(100.0)%
Net gain on sale of properties from discontinued operations									—	34,572	(34,572)	(100.0)%
Net income									24,574	46,612	(22,038)	(47.3)%
Net income attributable to noncontrolling interest									(894)	—	(894)	(100.0)%
Net income attributable to CommonWealth REIT									23,680	46,612	(22,932)	(49.2)%
Preferred distributions									(13,823)	(8,839)	(4,984)	56.4%
Net income available for CommonWealth REIT common shareholders									$9,857	$37,773	$(27,916)	(73.9)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$9,857	$1,290	8,567	664.1%
Income from discontinued operations									—	1,911	(1,911)	(100.0)%
Net gain on sale of properties from discontinued operations									—	34,572	(34,572)	(100.0)%
Net income									$9,857	$37,773	$(27,916)	(73.9)%

Weighted average common shares outstanding - basic									83,722	72,139	11,583	16.1%
Weighted average common shares outstanding - diluted									91,020	79,437	11,583	14.6%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.12	$0.02	$0.10	500.0%
Income from discontinued operations									$—	$0.51	$(0.51)	(100.0)%
Net income available for common shareholders									$0.12	$0.52	$(0.40)	(76.9)%

Calculation of Funds from Operations, or FFO, and Normalized FFO

		Three Months Ended March 31,
		2012	2011
		(in thousands, except per share data)
Calculation of FFO:(4)
Net income attributable to CommonWealth REIT		$23,680	$46,612
Plus:	depreciation and amortization from continuing operations	61,351	52,289
Plus:	depreciation and amortization from discontinued operations	—	1,552
Plus:	FFO from investees	5,356	4,593
Plus:	net income attributable to noncontrolling interest	894	—
Less:	FFO attributable to noncontrolling interest	(1,062)	—
Less:	net gain on sale of properties from discontinued operations	—	(34,572)
Less:	equity in earnings of investees	(2,958)	(2,712)
FFO attributable to CommonWealth REIT		87,261	67,762
Less:	preferred distributions	(13,823)	(8,839)
FFO available for CommonWealth REIT common shareholders		$73,438	$58,923

Calculation of Normalized FFO:(4)
FFO attributable to CommonWealth REIT		$87,261	$67,762
Plus:	acquisition related costs from continuing operations	2,502	2,559
Plus:	acquisition related costs from discontinued operations	—	86
Plus:	normalized FFO from investees	5,367	4,819
Plus:	loss on early extinguishment of debt from continuing operations	67	—
Plus:	average minimum rent from direct financing lease	329	110
Less:	FFO from investees	(5,356)	(4,593)
Less:	interest earned from direct financing lease	(393)	(154)
Normalized FFO attributable to CommonWealth REIT		89,777	70,589
Less:	preferred distributions	(13,823)	(8,839)
Normalized FFO available for CommonWealth REIT common shareholders		$75,954	$61,750

Per common share:
FFO available for CommonWealth REIT common shareholders — basic		$0.88	$0.82
FFO available for CommonWealth REIT common shareholders — diluted		$0.87	$0.82
Normalized FFO available for CommonWealth REIT common shareholders — basic		$0.91	$0.86
Normalized FFO available for CommonWealth REIT common shareholders — diluted		$0.90	$0.85

(1)             Comparable properties consist of 494 properties we owned on March 31, 2012 and which we owned continuously since January 1, 2011.

(2)             Acquired properties consist of 24 and 22 (which 22 are included in the 24) properties we owned on March 31, 2012 and 2011, respectively, and which we acquired during the period from January 1, 2011 to March 31, 2012.

(3)             We calculate Net Operating Income, or NOI, as shown above.  We define NOI as rental income from real estate including lease termination fees received from tenants less our property operating expenses, including property marketing costs.  NOI excludes capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  This measure does not represent cash generated by operating activities in accordance with GAAP, and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than us.

(4)             We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding gain or loss on sale of properties, earnings from equity investees and FFO from noncontrolling interest, plus real estate depreciation and amortization, net income attributable to noncontrolling interest and FFO from equity investees.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, loss on early extinguishment of debt unless settled in cash, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interest.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facilities, term loan agreement and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 494 properties we owned on March 31, 2012 and which we have owned continuously since January 1, 2011 as comparable properties.  We refer to the 24 and 22 (which 22 are included in the 24) properties that we owned as of March 31, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to March 31, 2012, as acquired properties.  Our condensed consolidated statement of income for the three months ended March 31, 2012 includes the operating results of 22 acquired properties for the entire period, as we acquired these properties prior to January 1, 2012, and the operating results of two acquired properties for less than the entire period, as those properties were purchased during the three months ended March 31, 2012.  Our condensed consolidated statement of income for the three months ended March 31, 2011 includes the operating results of 22 acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that three month period), as those properties were purchased during the period from January 1, 2011 to December 31, 2011.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011.

Rental income.  Rental income increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in rental income from our Metro Chicago, IL and Other Markets segments, as presented in the segment information in Note 11 to the notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 22 properties in 2011 and two properties in 2012.  Rental income from our Metro Chicago, IL segment increased by $22.6 million, or 285.8%, primarily reflecting the acquisition of three properties in 2011 and one property in 2012.  Rental income from our Other Markets segment increased $14.3 million, or 10.6%, primarily reflecting the acquisition of 16 properties during 2011 and 2012.  The increase in rental income at our comparable properties reflects an increase in annual percentage rent from one of our Hawaii tenants, and increases in 2011 estimated tenant reimbursement billings recognized during the first quarter of 2012 based on 2011 audited reimbursable expense amounts, offset by the decline in occupancy in our suburban office properties.  Rental income includes non-cash straight line rent adjustments totaling $8.1 million in 2012 and $7.2 million in 2011 and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.3 million in 2012 and $1.3 million in 2011.  Rental income also includes lease termination fees totaling $1.2 million in 2012 and $1.3 million in 2011.

Operating expenses.  The increase in total expenses primarily reflects the acquisition of 24 properties during 2011 and 2012.  The decrease in operating expenses at our comparable properties primarily reflects the relatively mild winter season experienced during the first quarter of 2012 and the resulting savings in snow removal and utility costs.

Total other expenses.  The increase in total other expenses primarily reflects portfolio acquisitions and depreciation of an increased amount of capital improvements we made since January 1, 2011.

Interest and other income.  The decrease in interest and other income primarily reflects a gain on sale of equity securities during the prior year period.

Interest expense.  The increase in interest expense in 2012 primarily reflects the assumption of $469.1 million of mortgage debt in 2011 and 2012, and an increase in principal of our floating rate term loan in 2011, partially offset by the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2012 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $150.7 million of our 6.95% senior notes in January 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from AIC and from GOV.  The increase in earnings of investees primarily reflects an increase in GOV’s earnings.

Income from discontinued operations.  Income from discontinued operations reflects operating results from 17 office properties and three industrial properties sold in 2011.

Net gain on sale of properties from discontinued operations.  Net sales proceeds and net gains from the sale of five office properties and two industrial properties in 2011 were $97.4 million and $34.6 million, respectively.

Net income.  The decrease in net income reflects net gains on properties sold in 2011, partially offset by properties acquired during 2011 and 2012.

Net income attributable to noncontrolling interest.  Net income attributable to noncontrolling interest represents the noncontrolling portion, or 29.5%, of SIR’s net income from the date of the SIR IPO in March 2012.

Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders primarily results from the net gains from properties we sold in 2011, partially offset by income from properties acquired during 2011 and 2012.  Net income available for CommonWealth REIT common shareholders is net income reduced by preferred distributions.  The increase in preferred distributions primarily reflects distributions on 11,000,000 of 7 ¼% series E preferred shares that we issued in June 2011.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily results from the 11,500,000 common shares we issued in a public equity offering in July 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to pay operating expenses, debt obligations and distributions on our common and preferred shares is rental income from our properties, borrowings under our credit facility and distributions from our equity investment in GOV and from SIR, our consolidated majority owned subsidiary.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments on our common and preferred shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our:

•                  ability to maintain or improve the occupancy of, and the rent rates at, our properties;

•                  ability to control operating cost increases at our properties;

•                  receipt of distributions from our equity investment in GOV and from our consolidated majority owned subsidiary SIR; and

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

Cash flows provided by (used in) operating, investing and financing activities were $35.2 million, ($123.6) million and $89.1 million, respectively, for the three months ended March 31, 2012, and $25.2 million, ($249.7) million and $55.8 million, respectively, for the three months ended March 31, 2011.  Changes in all three categories between 2012 and 2011 are primarily related to property acquisitions, improvements and sales, borrowings and repayments on debt and increased distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders and our majority owned consolidated subsidiary, SIR, maintains a $500.0 million revolving credit facility with a group of institutional lenders.  Our revolving credit facility matures on October 19, 2015 and includes a conditional option for us to extend the maturity date for one year to October 19, 2016, subject to satisfaction of certain conditions, including payment of an extension fee.  Our credit facility also includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances.  At March 31, 2012, cash and cash equivalents totaled $193.6 million and no borrowings were outstanding and $750.0 million was available under our revolving credit facility.  In addition, at March 31, 2012, SIR had $227.0 million outstanding and $273.0 million available under the SIR revolving credit facility.  We expect to use cash balances, borrowings under our credit facilities, proceeds from the sale of properties, distributions from our equity investment in GOV and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

In March 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares raising net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $181.0 million.  Further information regarding the SIR IPO and its application of the net proceeds appears above under “Investment Activities” and below under “Related Person Transactions.”

During the three months ended March 31, 2012, we paid common distributions totaling $41.9 million.  We also paid an aggregate of $13.6 million of preferred distributions on our series C, series D and series E preferred shares.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2012, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(3)	Interest Rate
2012	$57,000	$—	$8,973		$65,973	2.4%
2013	—	190,980	7,837		198,817	6.5%
2014	—	244,655	20,043		264,698	5.7%
2015	—	436,000	23,897		459,897	6.0%
2016	727,000	400,000	200,457		1,327,457	3.8%
2017	—	250,000	311,214		561,214	5.9%
2018	—	250,000	5,283		255,283	6.6%
2019	—	125,000	166,359	(1)	291,359	6.5%
2020	—	250,000	3,320		253,320	5.9%
2021	—	—	3,530		3,530	6.1%
Thereafter	—	—	11,286		11,286	6.0%
	$784,000	$2,146,635	$762,199	(2)	$3,692,834	5.2%

(1)             We have a mortgage loan for $175,000 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)             Includes mortgage debt with a current balance of $12,802 that is scheduled to be prepaid without penalty during May 2012.

(3)             Total debt as of March 31, 2012, net of unamortized premiums and discounts, equals $3,706,234.

In January 2012, we prepaid at par all $150.7 million of our 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility.  In February 2012, we repaid at maturity $5.4 million of 7.31% mortgage debt using cash on hand.  We recorded a loss on early extinguishment of debt of $67,000 from the write off of unamortized discounts and deferred financing fees related to the prepayment of the senior notes.

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

During the three months ended March 31, 2012, we received cash distributions totaling $4.2 million from GOV.  At March 31, 2012, we owned 9,950,000, or 21.1%, of the outstanding common shares of beneficial interest of GOV, with a carrying value of $170.9 million and a market value, based on quoted market prices, of $239.9 million ($24.11 per share).

During 2012, we acquired two properties with a combined 1,878,335 square feet for an aggregate purchase price of $252.1 million, including the assumption of $147.9 million of mortgage debt and excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  As of May 3, 2012, we, excluding SIR, also have entered into an agreement to acquire a property with 172,200 square feet for a purchase price of $49.0 million, including the assumption of approximately $29.2 million of mortgage debt and excluding closing costs.  Details of our completed and pending acquisitions are as follows:

Completed Acquisitions:

In January 2012, we acquired an office property located in Chicago, IL with 1,009,940 square feet.  This property is 94% leased to 60 tenants for a weighted (by rents) average lease term of 5.5 years.  The purchase price was $150.6 million, including the assumption of $147.9 million of mortgage debt and excluding closing costs.

In March 2012, we acquired an office property located in Hartford, CT with 868,395 square feet.  This property is 98% leased to 20 tenants for a weighted (by rents) average lease term of 7.2 years.  The purchase price was $101.5 million, excluding closing costs.

Pending Acquisitions:

In January 2012, we entered an agreement to acquire an office property located in Austin, TX with 172,200 square feet.  This property is 99% leased to nine tenants for a weighted (by rents) average lease term of 4.3 years.  The purchase price is $49.0 million, including the assumption of approximately $29.2 million of mortgage debt and excluding closing costs.  We currently expect to acquire this property during the second quarter of 2012; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire this property in that time period or at all.

In addition, in April 2012, SIR entered agreements to acquire two properties for an aggregate purchase price of $104.4 million, excluding closing costs.  We understand that SIR currently expects that it will acquire these properties during the remainder of 2012; however, these acquisitions are subject to SIR’s satisfactory completion of diligence and other customary closing conditions, and we can provide no assurance that SIR will acquire all or any of these properties in that time period or at all.

During the three months ended March 31, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Leasing capital(1)	$24,097	$14,004
Building improvements(2)	2,745	1,941
Development and redevelopment activities(3)	3,264	1,633

(1)             Leasing capital includes tenant improvements and leasing costs.

(2)             Building improvements generally include expenditures to replace obsolete building components and expenditures that we believe extend the useful life of existing assets.

(3)             Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures and concessions in connection with leasing space during the three months ended March 31, 2012, were as follows (amounts in thousands, expect as noted):

	New
	Leases	Renewals	Total
Square feet leased during the period	1,021	904	1,925

Total commitments for tenant improvements and leasing costs	$18,120	$8,618	$26,738
Free rent, tenant reimbursements and other concessions	7,694	2,899	10,593
Total leasing costs and concessions	$25,814	$11,517	$37,331

Leasing costs and concessions per square foot (whole dollars)	$25.28	$12.74	$19.39
Average lease term (years)	6.5	6.1	6.3
Leasing costs and concessions per square foot per year (whole dollars)	$3.89	$2.09	$3.08

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of March 31, 2012, other than the cash flow hedge on a $175.0 million mortgage loan described in Note 9 to the notes to our condensed consolidated financial statements and under “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Debt Covenants

Our and SIR’s principal unsecured debt obligations at March 31, 2012, were our unsecured revolving credit facility, SIR’s revolving credit facility, our unsecured term loan, and our $2.2 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our and SIR’s revolving credit facilities and our term loan agreement contain a number of financial ratio covenants which generally restrict our and SIR’s ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our and SIR’s ability to make distributions under certain circumstances and require us and SIR to maintain other financial ratios.  At March 31, 2012, we believe we were in compliance with all covenants under our indenture and related supplements and our term loan agreements, and we believe we and SIR were in compliance with all covenants under our revolving credit facilities.

In addition to our unsecured debt obligations and the SIR revolving credit facility, we had $784.5 million (net of discounts) of mortgage notes outstanding at March 31, 2012.

None of our indenture and related supplements, our revolving credit facility, SIR’s revolving credit facility, our term loan agreement or our mortgage notes contains provisions for acceleration or requires us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreement.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more.  Similarly, our revolving credit facility, the SIR revolving credit facility and our term loan agreement contain cross default provisions.  A termination of our business management agreement with RMR would cause a default under our revolving credit facility, SIR’s revolving credit facility, and our term loan, if not approved by a majority of our lenders.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, SNH, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including: SNH, which is our former subsidiary and with which we have engaged in transactions from time to time, including our selling medical office, clinic and biotech laboratory buildings to SNH; GOV, which is also our former subsidiary, of which we are the largest shareholder and to which we have previously sold properties that are majority leased to government tenants; SIR, which is a consolidated subsidiary of ours, of which we are the largest shareholder and to which we have transferred 251 properties; and AIC, an Indiana insurance company, which we, RMR, SNH, GOV and three other companies to which RMR provides management services each currently own approximately 14.3% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement, the March 12 Current Report and our other filings with the SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement and Item 1.01 of the March 12 Current Report.  In addition, please see the section captioned

“Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR and various agreements we have with SNH, GOV and SIR and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates and foreign exchange related variability on our investments in Australia.

Interest Rate Risk

We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged from December 31, 2011.  Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2012, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Unsecured senior notes:

Amount	Coupon	Maturity

$191.0 million	6.500%	2013
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

No principal repayments are due under our unsecured senior notes until maturity.

Secured notes:

Amount	Coupon		Maturity

$4.6 million	6.000%		2012
$12.6 million	4.950%		2014
$8.5 million	5.990%		2015
$9.2 million	5.780%		2015
$7.7 million	5.760%		2016
$41.2 million	6.030%		2016
$147.5 million	6.290%		2016
$11.7 million	7.360%		2016
$41.3 million	5.670%		2017
$265.0 million	5.680%		2017
$175.0 million	2.875	%(1)	2019
$4.0 million	6.750%		2022
$13.3 million	6.140%		2023
$7.9 million	5.710%		2026
$12.8 million	6.060%		2027

(1)  Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The coupon rate listed represents the floating interest rate at March 31, 2012.

At March 31, 2012, our secured notes are collateralized by 22 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require we pay interest at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 4.7% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2012.  As of March 31, 2012, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive loss in our condensed consolidated balance sheet totaled $15.8 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at March 31, 2012, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $17.9 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at March 31, 2012, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates, assuming no other changes in factors that may affect the fair value of our fixed rate unsecured and secured debt obligations, would change the fair value of those obligations by approximately $55.0 million.

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

Although we have no present plans to do so, we may in the future enter into other hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

At March 31, 2012, no borrowings were outstanding and $750.0 million was available for drawing under our unsecured revolving credit facility, $227.0 million was outstanding and $273.0 million was available for drawing under SIR’s revolving credit facility and we had $557.0 million of floating rate term debt outstanding.  Our revolving credit facility matures in October 2015 and includes an option for us to extend the maturity by one year to October 2016, subject to satisfaction of certain conditions, including payment of an extension fee.  SIR’s revolving credit facility matures in March 2016 and subject to SIR’s payment of a fee and satisfaction of certain other conditions, SIR has the option to extend the stated maturity date by one year.  Repayments under our revolving credit facilities may be made at any time without penalty.  Our term loan was amended in October 2011 to increase borrowing availability to $557.0 million and to extend the maturity date to December 2016 for $500.0 million of the term loan.  We agreed to repay on December 16, 2012 lenders representing $57.0 million who did not commit to amended terms.  Repayments with respect to $500.0 million of our term loan may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility, SIR’s revolving credit facility and our term loan require us to pay interest at a rate equal to LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  The weighted average interest rate payable on our revolving credit facility, SIR’s revolving credit facility and our term loan was 1.8% during the three months ended March 31, 2012.  A change in interest rates would not affect the value of these floating rate unsecured debts, assuming no other changes in factors that may affect the value of these debt obligations, but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our consolidated floating rate interest expense as of March 31, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate	Outstanding	Expense
	Per Year	Debt	Per Year

At March 31, 2012	1.80%	$784,000	$14,112
10% reduction	1.60%	$784,000	$12,544
10% increase	2.00%	$784,000	$15,680

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facilities or other floating rate debt.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At March 31, 2012 and at May 3, 2012, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  A 10% change in foreign currency exchange rates used to convert our 2012 Australian operating results to U.S. dollars would not be material to our current year consolidated earnings.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM THE INITIAL PUBLIC OFFERING AND FINANCING OF SIR, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, GOV, SNH, SIR AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR AND SIR’S CREDIT FACILITIES IS SUBJECT TO US AND SIR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•      ACTUAL ANNUAL COSTS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THE REVOLVING CREDIT FACILITIES,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

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

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE RECEIPT OF DISTRIBUTIONS FROM SIR AND GOV. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

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

•                  DISTRIBUTIONS WE MAY RECEIVE FROM SIR MAY BE LESS THAN EXPECTED,

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE PROPERTY INSURANCE PURSUANT TO A PROGRAM ARRANGED BY AIC THAT WE EXPECT TO RENEW, AS IT MAY BE MODIFIED, IN JUNE 2012. IN FACT, WE MAY NOT RENEW THIS INSURANCE PROGRAM, OR IF WE DO, THE TERMS, INCLUDING COSTS TO US, MAY CHANGE SIGNIFICANTLY, AND, AS A RESULT, WE MAY INCUR INCREASED COSTS TO OBTAIN INSURANCE OR THE COVERAGE UNDER ANY SUCH RENEWED OR NEW PROGRAM OR POLICY MAY BE REDUCED FROM CURRENT LEVELS, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, SIR, GOV, SNH, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

MANY OF THE ABOVE LISTED FACTORS ALSO APPLY SPECIFICALLY TO SIR AND ITS BUSINESS, OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION, THE REALIZATION OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT US, PARTICULARLY IF SIR IS UNABLE TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US.

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

PART II.  Other Information

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report, and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained in this Quarterly Report on Form 10-Q under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Select Income REIT’s, or SIR’s, failure or inability to meet certain terms of SIR’s revolving credit facility would adversely affect our business and may prevent SIR paying distributions to us.

SIR’s revolving credit facility includes various conditions to its borrowing and various financial and other covenants and events of default.  SIR may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond SIR’s control. If SIR is unable to borrow under its revolving credit facility, SIR may be unable to meet its business obligations or to grow by buying additional properties, or SIR may be required to sell some of its properties. The covenants under SIR’s revolving credit facility could in the future restrict SIR’s ability to pay distributions to its shareholders, including us.  If SIR defaults under SIR’s revolving credit facility at a time when borrowed amounts are outstanding, its lenders may demand immediate payment and may foreclose on SIR’s pledge of the equity of certain of SIR’s subsidiaries.  Any default under SIR’s revolving credit facility would likely have serious and adverse consequences to us, could cross default to our revolving credit facility, our term loan, our senior unsecured notes or other of our debts, may prevent SIR from paying distributions to its shareholders, including us, and would likely cause the market price of our securities to materially decline.

Item 6.  Exhibits.

3.1

Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 21, 2010.)

3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2005.)

3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2005.)

3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006.)

3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006.)

3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006.)

3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007.)

3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

3.15	Amended and Restated Bylaws of the Company, adopted January 10, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2012.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2010.)

4.2	Form of 7 1/8% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2010.)

4.3	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2010.)

4.4	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

4.5

Renewed Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.6

Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004.)

4.7

Indenture, dated as of July 9, 1997, between the Company and U.S. Bank National Association, or U.S. Bank, (as successor trustee to State Street Bank and Trust Company, or State Street). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.8

Supplemental Indenture No. 11, dated as of December 6, 2002, between the Company and U.S. Bank, relating to the Company’s 6.50% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

4.9

Supplemental Indenture No. 12, dated as of January 30, 2003, between the Company and U.S. Bank, relating to the Company’s 6.40% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

4.10

Supplemental Indenture No. 13, dated as of October 30, 2003, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

4.11

Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.12

Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

4.13

Supplemental Indenture No. 16, dated as of March 16, 2006, between the Company and U.S. Bank, including the form of Floating Rate Senior Note due 2011. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

4.14

Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank relating to the Company’s 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

4.15

Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank relating to the Company’s 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4.16

Supplemental Indenture No. 19, dated as of November 25, 2009, between the Company and U.S. Bank relating to the Company’s 7.50% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Form 8-A dated November 25, 2009.)

4.17

Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.1	Transaction Agreement, dated March 12, 2012, between CommonWealth REIT and Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.2

Business Management Agreement, dated as of March 12, 2012, between Select Income REIT and Reit Management & Research LLC. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 6, 2012.)

10.3

Property Management Agreement, dated as of March 12, 2012, between Select Income REIT and Reit Management & Research LLC. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 6, 2012.)

10.4

First Amendment to Amended and Restated Business Management Agreement, dated as of March 12, 2012, between CommonWealth REIT and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.5

Credit Agreement, dated as of March 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 6, 2012.)

10.6	Form of Select Income REIT Indemnification Agreement. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.7	2012 Equity Compensation Plan. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 6, 2012.)

10.8	Select Income REIT Summary of Trustee Compensation. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated March 6, 2012.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: May 8, 2012

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 8, 2012