Form 10-Q
period 2012-06-30
CommonWealth REIT
filed 2012-08-09
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 6, 2012: 83,732,451.

COMMONWEALTH REIT

FORM 10-Q

June 30, 2012

References in this Quarterly Report on Form 10-Q to “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, including its majority owned consolidated subsidiary, Select Income REIT and its consolidated subsidiaries, or SIR, unless the context indicates otherwise.

SIR is itself a public company having common shares registered under the Securities Act of 1934, as amended.  For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or SEC, which are available at the SEC’s website at www.sec.gov.  References in this Quarterly Report on Form 10-Q to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q unless otherwise expressly stated herein.

PART I.                            Financial Information

Item 1.                                   Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$1,514,341	$1,450,154
Buildings and improvements	6,127,544	5,794,078
	7,641,885	7,244,232
Accumulated depreciation	(1,005,517)	(934,170)
	6,636,368	6,310,062
Acquired real estate leases, net	364,282	343,917
Equity investments	180,237	177,477
Cash and cash equivalents	138,805	192,763
Restricted cash	14,329	7,869
Rents receivable, net of allowance for doubtful accounts of $12,427 and $12,575, respectively	236,001	217,592
Other assets, net	228,562	197,346
Total assets	$7,798,584	$7,447,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$100,000
SIR revolving credit facility	321,000	—
Senior unsecured debt, net	2,695,152	2,845,030
Mortgage notes payable, net	801,709	632,301
Accounts payable and accrued expenses	158,044	158,272
Assumed real estate lease obligations, net	69,237	70,179
Rent collected in advance	32,163	37,653
Security deposits	24,489	23,779
Due to related persons	14,664	11,295
Total liabilities	4,116,458	3,878,509

Shareholders’ equity:
Shareholders’ equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable since February 15, 2011; 6,000,000 shares issued and outstanding, aggregate liquidation preference $150,000	145,015	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 83,730,451 and 83,721,736 shares issued and outstanding, respectively	837	837
Additional paid in capital	3,590,410	3,614,079
Cumulative net income	2,522,066	2,482,321
Cumulative other comprehensive loss	(6,073)	(4,709)
Cumulative common distributions	(2,909,752)	(2,826,030)
Cumulative preferred distributions	(504,123)	(476,657)
Total shareholders’ equity attributable to CommonWealth REIT	3,472,041	3,568,517
Noncontrolling interest	210,085	—
Total shareholders’ equity	3,682,126	3,568,517
Total liabilities and shareholders’ equity	$7,798,584	$7,447,026

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Rental income	$255,374	$217,938	$506,620	$428,611

Expenses:
Operating expenses	108,093	90,623	212,183	181,020
Depreciation and amortization	63,552	50,394	124,903	102,683
General and administrative	13,364	11,624	25,674	22,583
Acquisition related costs	1,434	2,358	3,936	4,917
Total expenses	186,443	154,999	366,696	311,203

Operating income	68,931	62,939	139,924	117,408

Interest and other income	413	367	701	1,075
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $1,005, $1,920, $1,751 and $3,952, respectively)	(50,237)	(48,200)	(99,343)	(95,614)
Loss on early extinguishment of debt	(1,608)	—	(1,675)	—
Equity in earnings of investees	2,829	2,910	5,787	5,622
Income from continuing operations before income tax expense	20,328	18,016	45,394	28,491
Income tax expense	(92)	(90)	(584)	(436)
Income from continuing operations	20,236	17,926	44,810	28,055
Discontinued operations:
Income from discontinued operations	—	2,038	—	3,949
Net gain on sale of properties from discontinued operations	—	—	—	34,572
Income before gain on sale of properties	20,236	19,964	44,810	66,576
Gain on sale of properties	350	—	350	—
Net income	20,586	19,964	45,160	66,576
Net income attributable to noncontrolling interest	(4,521)	—	(5,415)	—
Net income attributable to CommonWealth REIT	16,065	19,964	39,745	66,576
Preferred distributions	(13,823)	(10,500)	(27,646)	(19,339)
Net income available for CommonWealth REIT common shareholders	$2,242	$9,464	$12,099	$47,237

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$2,242	$7,426	$12,099	$8,716
Income from discontinued operations	—	2,038	—	3,949
Net gain on sale of properties from discontinued operations	—	—	—	34,572
Net income	$2,242	$9,464	$12,099	$47,237

Weighted average common shares outstanding — basic and diluted	83,727	72,144	83,724	72,142

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.03	$0.10	$0.14	$0.12
Income from discontinued operations	$—	$0.03	$—	$0.53
Net income available for common shareholders	$0.03	$0.13	$0.14	$0.65

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$20,586	$19,964	$45,160	$66,576

Other comprehensive income:
Unrealized loss on derivative instruments	(2,404)	(4,119)	(2,441)	(2,074)
Realized gain on sale of investment in available for sale securities	—	—	—	(18)
Foreign currency translation adjustments	(3,447)	11,343	1,081	15,705
(Decrease) increase in share of investees’ other comprehensive (loss) income	(3)	40	(4)	44
Total comprehensive income	14,732	27,228	43,796	80,233

Less: comprehensive income attributable to noncontrolling interest	(4,521)	—	(5,415)	—
Comprehensive income attributable to CommonWealth REIT	$10,211	$27,228	$38,381	$80,233

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,160	$66,576
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	90,680	80,722
Net amortization of debt discounts, premiums and deferred financing fees	1,751	3,952
Straight line rental income	(17,991)	(16,017)
Amortization of acquired real estate leases	29,422	20,145
Other amortization	9,815	8,094
Loss on early extinguishment of debt	1,675	—
Equity in earnings of investees	(5,787)	(5,622)
Distributions of earnings from investees	5,592	5,539
Net gain on sale of properties	(350)	(34,572)
Change in assets and liabilities:
Increase in restricted cash	(4,339)	(27)
Increase in rents receivable and other assets	(17,943)	(8,407)
Increase in accounts payable and accrued expenses	2,429	4,964
(Decrease) increase in rent collected in advance	(5,493)	2,602
Increase in security deposits	713	772
Increase in due to related persons	3,369	2,622
Cash provided by operating activities	138,703	131,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(253,710)	(499,490)
Real estate improvements	(50,636)	(41,264)
Investment in direct financing lease, net	—	(38,635)
Principal payments received from direct financing lease	3,283	2,050
Principal payments received from real estate mortgage receivable	—	209
Proceeds from sale of properties, net	338	97,362
Distributions in excess of earnings from investees	2,766	2,720
Investment in Affiliates Insurance Company	(5,335)	—
Increase in restricted cash	(2,121)	—
Cash used in investing activities	(305,415)	(477,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,814	—
Proceeds from issuance of preferred shares, net	—	265,804
Proceeds from borrowings	444,500	485,000
Payments on borrowings	(395,250)	(454,596)
Deferred financing fees	(6,049)	(273)
Distributions to common shareholders	(83,722)	(72,139)
Distributions to preferred shareholders	(27,466)	(17,679)
Cash provided by financing activities	112,827	206,117

Effect of exchange rate changes on cash	(73)	583

Decrease in cash and cash equivalents	(53,958)	(139,005)
Cash and cash equivalents at beginning of period	192,763	194,040
Cash and cash equivalents at end of period	$138,805	$55,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$99,227	$91,033
Taxes paid	536	381

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(176,884)	$(60,294)
Investment in real estate mortgages receivable	(1,419)	—

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$187	$265
Assumption of mortgage notes payable	176,884	56,235
Assumption of note payable	—	4,059

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

On March 12, 2012, our then wholly owned subsidiary, Select Income REIT, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO.  We refer to Select Income REIT and its consolidated subsidiaries as SIR.  SIR intends to be taxable as a real estate investment trust, or REIT.  SIR owns substantially all of our commercial and industrial properties located on Oahu, HI as well as 28 suburban office and industrial properties located throughout the mainland United States.  After the SIR IPO, we continue to own 22,000,000 SIR common shares, or approximately 70.5% of SIR’s outstanding common shares, and SIR remains one of our consolidated subsidiaries.  See Note 13 for additional information regarding the SIR IPO.

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

Note 3.  Real Estate Properties

In this Note 3, references to we, us, our or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

During the six months ended June 30, 2012, we (including SIR) acquired five properties with a combined 2,594,248 square feet for an aggregate purchase price of $405,500, including the assumption of $176,884 of mortgage debt and excluding closing costs.  We (including SIR) also funded $47,932 of improvements to our properties during the six months ended June 30, 2012.  In addition, since June 30, 2012, SIR acquired three properties with a combined 412,271 square feet for an aggregate purchase price of $46,575, excluding closing costs.  As of August 6, 2012, we (including SIR) have also entered into agreements to acquire seven properties with

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

a combined 2,968,822 square feet for an aggregate purchase price of $365,200, including the assumption of approximately $182,600 of mortgage debt and excluding closing costs.  Details of completed acquisitions during 2012 to date are as follows:

Completed Acquisitions:

							Acquired
						Acquired	Real Estate		Premium
		Square	Purchase		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Feet	Price(1)	Land	Improvements	Leases	Obligations	Debt	Debt

CWH (excluding SIR) Acquisitions:
January 2012	Chicago, IL	1,009,940	$150,600	$30,400	$115,817	$22,189	$5,348	$147,872	$12,458
March 2012	Hartford, CT	868,395	101,500	15,930	60,312	25,542	284	—	—
May 2012	Austin, TX	170,052	49,000	7,900	38,533	4,733	30	29,012	2,136
		2,048,387	301,100	54,230	214,662	52,464	5,662	176,884	14,594

SIR Acquisitions:
June 2012	Provo, UT	405,699	85,500	6,700	78,800	—	—	—	—
June 2012	Englewood, CO	140,162	18,900	3,230	11,801	3,869	—	—	—
		545,861	104,400	9,930	90,601	3,869	—	—	—

		2,594,248	$405,500	$64,160	$305,263	$56,333	$5,662	$176,884	$14,594

(1) Purchase price includes the assumption of mortgage debt, if any, and excludes closing costs.

In July 2012, SIR acquired three properties with a combined 412,271 square feet for an aggregate purchase price of $46,575, excluding closing costs.

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

Our and SIR’s Pending Acquisitions:

In May 2012, we entered into an agreement to acquire an office property located in Columbia, SC with 333,708 square feet.  The purchase price is $60,000, including the assumption of approximately $40,600 of mortgage debt and excluding closing costs.  We currently expect to acquire this property during the third quarter of 2012; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire this property in that time period or at all.

Also in May 2012, we entered into an agreement to acquire two office properties located in Indianapolis, IN with a combined 1,058,258 square feet.  The aggregate purchase price is $195,500, including the assumption of approximately $116,000 of mortgage debt and excluding closing costs.  We currently expect to acquire these properties during the third quarter of 2012; however, this acquisition is subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire these properties in that time period or at all.

In addition, as of August 6, 2012, SIR has entered into agreements to acquire four properties with a combined 1,576,856 square feet for an aggregate purchase price of $109,700, including the assumption of approximately $26,000 of mortgage debt and excluding closing costs.  We understand that SIR currently expects that it will acquire these properties during the remainder of 2012;

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

however, these acquisitions are subject to SIR’s satisfactory completion of diligence and other customary closing conditions.  Accordingly, we can provide no assurance that SIR will acquire all or any of these properties in that time period or at all.

Property Sales:

In April 2012, we sold an office property located in Salina, NY with 12,934 square feet for $575, excluding closing costs.  In connection with this sale, we provided mortgage financing to the buyer, an unrelated third party, totaling $419 at 6.0% per annum and recognized a gain on sale of $158.  In June 2012, we sold an office property located in Santa Fe, NM with 76,978 square feet for $1,250, excluding closing costs.  We provided mortgage financing to the buyer, an unrelated third party, totaling $1,000 at 5.0% per annum and recognized a gain on sale of $192.

As of June 30, 2012 and December 31, 2011, none of our properties were classified as held for sale.  We classify all properties probable for sale within one year as held for sale in our condensed consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of income, if such results are material.  Results of operations for the properties sold during 2012 are not material to our consolidated results of operations and are not included in discontinued operations.  Prior periods have been restated to reflect 12 office properties and one industrial property reclassified to discontinued operations from continuing operations during the third quarter of 2011, which were sold in 2011, and seven office properties and 20 industrial properties reclassified to continuing operations from discontinued operations during the fourth quarter of 2011.  Summarized income statement information for the three and six months ended June 30, 2011, for properties sold in 2011 is as follows:

Income Statement:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Rental income	$6,614	$13,853
Operating expenses	(2,706)	(6,144)
Depreciation and amortization	(1,579)	(3,131)
General and administrative	(235)	(489)
Acquisition related costs	(57)	(143)
Operating income	2,037	3,946

Interest income	1	3
Income from discontinued operations	$2,038	$3,949

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 4.  Investment in Direct Financing Lease

We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  We recognize income using the effective interest method to produce a level yield on funds not yet recovered.  Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost.  Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values.  The carrying amount of our net investment is included in other assets in our condensed consolidated balance sheets.  The following table summarizes the carrying amount of our net investment in this direct financing lease:

	June 30,	December 31,
	2012	2011
Total minimum lease payments receivable	$35,133	$39,182
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(9,988)	(10,754)
Net investment in direct financing lease	$30,096	$33,379

Additionally, we have determined that no allowance for losses related to our direct financing lease was necessary at June 30, 2012.  Our direct financing lease has an expiration date in 2045.

Note 5.  Equity Investments

At June 30, 2012 and December 31, 2011, we had the following equity investments in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC (including 100% attribution of SIR’s 12.5% equity ownership interest in AIC):

	Ownership Percentage		Equity Investments		Equity in Earnings
					Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
GOV	21.1%	21.1%	$169,421	$172,186	$2,680	$2,864	$5,593	$5,539
AIC	25.0%	14.3%	10,816	5,291	149	46	194	83
			$180,237	$177,477	$2,829	$2,910	$5,787	$5,622

At June 30, 2012, we owned  9,950,000, or approximately 21.1%, of the common shares of beneficial interest of GOV, with a carrying value of $169,421 and a market value, based on quoted market prices, of $225,069 ($22.62 per share).  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity.

Since the GOV IPO, we have accounted for our investment in GOV using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our condensed consolidated statements of income.  Prior to the GOV IPO, the operating results and investments of GOV were included in our consolidated results of operations and financial position.  The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824.  We are amortizing the difference between our carrying value of GOV and our share of the underlying equity of GOV as of the GOV IPO over a 30 year period, which approximates the remaining useful lives of the properties that we initially contributed to GOV.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

During the six months ended June 30, 2012 and 2011, we received cash distributions from GOV totaling $8,358 and $8,259, respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.  References in our financial statements to the Quarterly Report on Form 10-Q for GOV are included as references to the source of the data only, and the information in GOV’s Quarterly Report on Form 10-Q is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2012	2011
Real estate properties, net	$1,211,295	$1,198,050
Acquired real estate leases, net	110,805	117,596
Cash and cash equivalents	1,394	3,272
Rents receivable, net	27,086	29,000
Other assets, net	32,244	20,657
Total assets	$1,382,824	$1,368,575

Unsecured revolving credit facility	$27,000	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	94,271	95,383
Assumed real estate lease obligations, net	10,721	11,262
Other liabilities	22,530	24,762
Shareholders’ equity	878,302	891,668
Total liabilities and shareholders’ equity	$1,382,824	$1,368,575

Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income	$50,273	$42,107	$100,728	$81,335
Operating expenses	(19,144)	(15,437)	(37,365)	(30,322)
Depreciation and amortization	(12,153)	(9,097)	(24,225)	(17,483)
Acquisition related costs	(245)	(1,009)	(294)	(1,838)
General and administrative	(2,719)	(2,566)	(5,758)	(4,909)
Operating income	16,012	13,998	33,086	26,783

Interest and other income	6	20	14	35
Interest expense	(4,096)	(3,076)	(8,119)	(5,613)
Equity in earnings of an investee	76	46	121	83
Income before income tax expense	11,998	10,988	25,102	21,288
Income tax expense	(44)	(56)	(89)	(102)
Net income	$11,954	$10,932	$25,013	$21,186

Weighted average common shares outstanding	47,098	40,506	47,075	40,503

Net income per common share	$0.25	$0.27	$0.53	$0.52

As of June 30, 2012, we and SIR have invested $10,544 in AIC, an insurance company owned in equal proportion by Reit Management & Research LLC, our business and property manager, or RMR, us (excluding SIR’s AIC interest), SIR and five other companies to which RMR provides management services, including GOV and Senior Housing Properties Trust, or SNH.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we and SIR are not obligated to do so.  At June 30, 2012, we and SIR each owned 12.5% of AIC with a combined carrying value of $10,816.  We and SIR use the equity method to account for this investment because we and SIR believe that we each have significant influence

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

over AIC because four of our Trustees and all of SIR’s trustees are also directors of AIC.  Under the equity method, we record our and SIR’s percentage share of net earnings from AIC in our condensed consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 13 for additional information about our and SIR’s investment in AIC.

Note 6.  Real Estate Mortgages Receivable

We provided mortgage financing totaling $419 at 6.0% per annum in connection with an office property sold in April 2012.  This real estate mortgage requires monthly interest payments and matures on April 30, 2019.  We also provided mortgage financing totaling $1,000 at 5.0% per annum in connection with an office property sold in June 2012.  This real estate mortgage requires monthly interest payments and matures on July 1, 2017.  As of June 30, 2012, these mortgages had a carrying value of $1,419 that was included in other assets in our condensed consolidated balance sheet.

Note 7.  Indebtedness

In January 2012, we prepaid at par all $150,680 of our then outstanding 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $67 from the write off of unamortized discounts and deferred financing fees.

Also in January 2012, we assumed a mortgage totaling $147,872, which was recorded at a fair value of $160,330, in connection with our acquisition of a property.  This mortgage bears interest at a rate of 6.29%, requires monthly principal and interest payments and matures in 2016.

In February 2012, we repaid at maturity $5,404 of 7.31% mortgage debt using cash on hand.

In May 2012, we prepaid at par $12,720 of 6.06% mortgage debt using cash on hand.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $1,608 from the write off of unamortized discounts and deferred financing fees.

Also, in May 2012, we assumed a mortgage totaling $29,012, which was recorded at a fair value of $31,148, in connection with an acquisition of a property.  This mortgage bears interest at a rate of 5.69%, requires monthly principal and interest payments and matures in 2021.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The credit facility matures on October 19, 2015 and includes an option for us to extend the facility an additional year to October 19, 2016, subject to payment of a fee and satisfaction of certain conditions.  Interest payable by us under our credit facility is set at LIBOR plus 125 basis points, subject to adjustments based on our credit ratings.  The interest rate on our revolving credit facility averaged 1.5% and 2.2% per annum for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, we had no borrowings outstanding and $750,000 available under our revolving credit facility.

Simultaneous with the SIR IPO on March 12, 2012, SIR entered into a $500,000 revolving credit facility, or the SIR revolving credit facility, that is available to SIR for general business purposes, including acquisitions.  The SIR revolving credit facility is scheduled to mature on March 11, 2016 and subject to SIR’s payment of a fee and meeting certain other conditions, SIR has the option to extend the stated maturity date by one year.  Interest under the SIR revolving credit facility is calculated at floating rates based upon LIBOR plus premiums that vary depending upon certain factors, including SIR’s leverage.  The interest rate on the SIR revolving credit facility averaged 1.5% for the six months ended June 30, 2012.  As of June 30, 2012, SIR had $321,000 outstanding and $179,000 available under the SIR revolving credit facility.  In July 2012, SIR amended the SIR revolving credit facility to terminate the pledge of equity of certain of SIR’s subsidiaries.

Our public debt indentures, our revolving credit facility agreement, our term loan agreement and SIR’s revolving credit facility agreement contain a number of financial and other covenants, including credit facility and term loan covenants that restrict our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

or SIR’s ability to make distributions under certain circumstances.  At June 30, 2012, we believe we and SIR were in compliance with all of our covenants under our public debt indentures, our revolving credit facility, our term loan and SIR’s revolving credit facility agreements.

At June 30, 2012, 21 properties costing $1,064,267 with an aggregate net book value of $944,552 were secured by mortgage notes totaling $801,709 (net of discounts and premiums) maturing from 2012 through 2026.

In July 2012, we prepaid at par all $190,980 of our 6.50% unsecured senior notes due 2013, using cash on hand and borrowings under our revolving credit facility.

Also in July 2012, we issued $175,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $169,100.  These notes bear interest at 5.75%, require quarterly interest payments and mature in August 2042.  We used the net proceeds from these notes to repay amounts outstanding under our revolving credit facility and deposited the excess proceeds in short term investments.  Shortly after the closing of this transaction, we issued a notice to redeem all 6,000,000 of our 7 1/8% series C preferred shares for $25.00 each plus accrued and unpaid distributions.  We expect to fund this redemption in August 2012 with cash on hand and borrowings under our revolving credit facility.

Also in July 2012, SIR entered into a five year $350,000 unsecured term loan, or the SIR term loan, with a group of institutional lenders.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.  SIR used the net proceeds of the SIR term loan to repay amounts outstanding under the SIR revolving credit facility and for general business activities, including acquisitions.  Interest on the SIR term loan will be calculated at floating rates based upon LIBOR plus premiums that vary based upon certain factors, including SIR’s leverage.

Note 8.  Shareholders’ Equity

The following is a reconciliation of changes in our shareholders’ equity for the six months ended June 30, 2012:

	Shareholders’	Shareholders’
	Equity	Equity
	Attributable to	Attributable to	Total
	CommonWealth	Noncontrolling	Shareholders’
	REIT	Interest	Equity
Balance at December 31, 2011	$3,568,517	$—	$3,568,517
Net income	39,745	5,415	45,160

Other comprehensive income:
Unrealized loss on derivative instrument	(2,441)	—	(2,441)
Foreign currency translation adjustments	1,081	—	1,081
Decrease in share of investees other comprehensive loss	(4)	—	(4)
Total comprehensive income	38,381	5,415	43,796

Issuance of shares of subsidiary, net	(23,856)	204,670	180,814
Share grants	187	—	187
Distributions	(111,188)	—	(111,188)
Balance at June 30, 2012	$3,472,041	$210,085	$3,682,126

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

On May 15, 2012, we paid a distribution on our series C preferred shares of $0.4453 per share, or $2,672, a distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which were paid to shareholders of record as of May 1, 2012.

On May 24, 2012, we paid a distribution on our common shares of $0.50 per share, or $41,861, to shareholders of record on April 23, 2012.

In July 2012, we declared a distribution of $0.50 per common share, or approximately $41,900, to be paid on or about August 24, 2012 to shareholders of record on July 26, 2012.  We also announced in July 2012 a distribution on our series C preferred shares of $0.4453 per share, or $2,672, a distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which we expect to pay on or about August 15, 2012 to our preferred shareholders of record as of August 1, 2012.

Also in July 2012, SIR declared a distribution of $0.49 per SIR common share, or approximately $15,300, to be paid on or about August 20, 2012 to SIR shareholders of record on July 24, 2012.  This distribution includes a regular quarterly distribution of $0.40 per SIR common share ($1.60 per SIR common share per year) with respect to the quarter ended June 30, 2012, plus an additional $0.09 per SIR common share reflecting SIR’s first 20 days as a public company during the prior quarter.

Share Issuances:

On May 8, 2012, pursuant to our equity compensation plan we issued 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $18.74 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five then Trustees as part of their annual compensation.  In addition, on July 18, 2012, pursuant to our equity compensation plan we issued 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $19.27 per share, the closing price of our common shares on the NYSE on that day, to a new Trustee, who was elected to our Board that day, as part of his annual compensation.

Note 9.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  During the three and six months ended June 30, 2012, we recognized current state tax expense of $107 and $249, respectively.  In addition, during the three and six months ended June 30, 2012, we recognized a deferred tax (benefit) expense of ($15) and $335, respectively, related to basis differences in our Australian properties.  During the three and six months ended June 30, 2011, we recognized current tax expense of $499 and $765, respectively, which includes $312 and $476 of foreign taxes, respectively, and $187 and $289 of certain state taxes, respectively.  In addition, during the three and six months ended June 30, 2011, we recognized a deferred tax (benefit) of ($409) and ($329), respectively, related to basis differences in our Australian properties.  At June 30, 2012 and December 31, 2011, we had deferred tax assets of $3,610 and $1,992, respectively, of which $2,639 and $1,414, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia.  At June 30, 2012 and December 31, 2011, we had deferred tax liabilities of $3,170 and $1,214, respectively.  Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $590 and $165 as of June 30, 2012 and December 31, 2011, respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2012, categorized by the level of inputs used in the valuation of each asset and liability:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate contracts (1)	$(18,237)	$—	$(18,237)	$—

(1)             The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is a part of our interest rate risk.  Although we have not done so as of June 30, 2012 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes payable due 2019, with interest payable at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments decreased by $2,404 and $2,441 during the three and six months ended June 30, 2012, respectively, based primarily on changes in market interest rates.  The fair value of our derivative instruments decreased by $4,119 and $2,074 during the three and six months ended June 30, 2011 based primarily on changes in market interest rates.  As of June 30, 2012 and December 31, 2011, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheets totaled ($18,237) and ($15,796), respectively. We may enter additional interest rate swaps or hedge agreements from time to time to manage some of our additional interest rate risk associated with our floating rate borrowings.

In addition to the liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facilities, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At June 30, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Equity investment in GOV	$169,421	$225,069	$172,186	$224,373
Senior notes and mortgage notes payable	$2,764,861	$2,916,469	$2,745,331	$2,924,141

At June 30, 2012 and December 31, 2011, the fair values of our equity investment in GOV are based on quoted market prices of $22.62 and $22.55, respectively (level 1 inputs).  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2012, no single tenant of ours was responsible for more than 3% of our total annualized rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 11.  Earnings Per Common Share

As of June 30, 2012, we had 15,180,000 shares of series D cumulative convertible preferred shares that were convertible into 7,298,165 of our common shares.  The effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Segment Information

As of June 30, 2012, we owned 48 Central Business District, or CBD, office properties, 272 suburban office properties and 199 industrial & other properties.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e. CBD office, suburban office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized revenues or property net operating income, or NOI, which we define as rental income less operating expenses.  Our geographic segments include Metro Chicago, IL, Metro Philadelphia, PA, Oahu, HI, Metro Denver, CO, Metro Washington, DC and Other Markets, which includes properties located elsewhere throughout the United States and Australia.  Prior periods have been restated to reflect 12 office properties and one industrial property reclassified to discontinued operations from continuing operations during the third quarter of 2011, which were sold in 2011, and seven office properties and 20 industrial properties reclassified to continuing operations from discontinued operations during the fourth quarter of 2011.  Property level information by geographic segment and property type as of and for the three and six months ended June 30, 2012 and 2011 is as follows:

	As of June 30, 2012				As of June 30, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property square feet (in thousands):
Metro Chicago, IL	3,592	1,164	104	4,860	1,072	1,164	103	2,339
Metro Philadelphia, PA	4,596	462	—	5,058	4,592	462	—	5,054
Oahu, HI	—	—	17,876	17,876	—	—	17,914	17,914
Metro Denver, CO	672	789	553	2,014	672	789	553	2,014
Metro Washington, DC	428	1,221	—	1,649	428	1,216	—	1,644
Other Markets	10,586	18,966	13,744	43,296	7,780	18,534	13,765	40,079
Totals	19,874	22,602	32,277	74,753	14,544	22,165	32,335	69,044

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Chicago, IL	$26,472	$6,748	$111	$33,331	$4,226	$7,134	$110	$11,470
Metro Philadelphia, PA	29,287	1,206	—	30,493	28,637	1,222	—	29,859
Oahu, HI	—	—	18,298	18,298	—	—	18,117	18,117
Metro Denver, CO	4,815	2,883	2,357	10,055	5,679	3,459	2,166	11,304
Metro Washington, DC	3,646	6,763	—	10,409	3,384	6,356	—	9,740
Other Markets	62,041	71,366	19,381	152,788	48,103	69,761	19,584	137,448
Totals	$126,261	$88,966	$40,147	$255,374	$90,029	$87,932	$39,977	$217,938

Property net operating income (loss):
Metro Chicago, IL	$13,909	$3,660	$103	$17,672	$2,181	$4,415	$103	$6,699
Metro Philadelphia, PA	16,193	128	—	16,321	14,809	(19)	—	14,790
Oahu, HI	—	—	14,171	14,171	—	—	13,825	13,825
Metro Denver, CO	3,066	2,168	1,454	6,688	3,819	2,786	1,272	7,877
Metro Washington, DC	2,431	4,194	—	6,625	2,318	3,878	—	6,196
Other Markets	31,663	40,178	13,963	85,804	25,277	39,885	12,766	77,928
Totals	$67,262	$50,328	$29,691	$147,281	$48,404	$50,945	$27,966	$127,315

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Chicago, IL	$51,047	$12,611	$222	$63,880	$4,226	$14,927	$236	$19,389
Metro Philadelphia, PA	58,587	2,310	—	60,897	56,910	2,579	—	59,489
Oahu, HI	—	—	38,193	38,193	—	—	36,713	36,713
Metro Denver, CO	10,369	6,381	4,452	21,202	11,042	6,949	4,350	22,341
Metro Washington, DC	7,665	13,630	—	21,295	6,840	12,281	—	19,121
Other Markets	119,814	142,335	39,004	301,153	92,990	140,015	38,553	271,558
Totals	$247,482	$177,267	$81,871	$506,620	$172,008	$176,751	$79,852	$428,611

Property net operating income:
Metro Chicago, IL	$26,287	$6,623	$207	$33,117	$2,181	$9,104	$213	$11,498
Metro Philadelphia, PA	31,777	231	—	32,008	29,065	137	—	29,202
Oahu, HI	—	—	29,685	29,685	—	—	27,246	27,246
Metro Denver, CO	6,829	5,261	2,696	14,786	7,319	5,554	2,480	15,353
Metro Washington, DC	5,592	8,709	—	14,301	4,927	7,421	—	12,348
Other Markets	63,714	80,021	26,805	170,540	49,362	78,068	24,514	151,944
Totals	$134,199	$100,845	$59,393	$294,437	$92,854	$100,284	$54,453	$247,591

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We define NOI as rental income from real estate including lease termination fees received from tenants less our property operating expenses including property marketing costs.  NOI excludes capitalized tenant improvement costs and leasing commissions.  We consider NOI to be appropriate supplemental information to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income	$255,374	$217,938	$506,620	$428,611
Operating expenses	(108,093)	(90,623)	(212,183)	(181,020)
Property net operating income (NOI)	$147,281	$127,315	$294,437	$247,591

Property NOI	$147,281	$127,315	$294,437	$247,591
Depreciation and amortization	(63,552)	(50,394)	(124,903)	(102,683)
General and administrative	(13,364)	(11,624)	(25,674)	(22,583)
Acquisition related costs	(1,434)	(2,358)	(3,936)	(4,917)
Operating income	68,931	62,939	139,924	117,408

Interest and other income	413	367	701	1,075
Interest expense	(50,237)	(48,200)	(99,343)	(95,614)
Loss on early extinguishment of debt	(1,608)	—	(1,675)	—
Equity in earnings of investees	2,829	2,910	5,787	5,622
Income from continuing operations before income tax expense	20,328	18,016	45,394	28,491
Income tax expense	(92)	(90)	(584)	(436)
Income from continuing operations	20,236	17,926	44,810	28,055
Income from discontinued operations	—	2,038	—	3,949
Net gain on sale of properties from discontinued operations	—	—	—	34,572
Income before gain on sale of properties	20,236	19,964	44,810	66,576
Gain on sale of properties	350	—	350	—
Net income	$20,586	$19,964	$45,160	$66,576

Note 13.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

(2) a property management agreement.  RMR also provides management and administrative services to SIR and its subsidiaries under separate business management and property management agreements with SIR.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include SNH, GOV and SIR.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  SNH’s, GOV’s and SIR’s executive officers are officers of RMR, and SNH’s President and Chief Operating Officer is also a director of RMR.  Two of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR and the business management agreement between SIR and RMR, we incurred on a consolidated basis expenses of $10,647 and $9,500 for the three months ended June 30, 2012 and 2011, respectively, and $21,030 and $18,728 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our condensed consolidated financial statements.  In connection with our property management agreement with RMR and the property management agreement between SIR and RMR, we incurred on a consolidated basis property management and construction supervision fees of $7,966 and $6,811 for the three months ended June 30, 2012 and 2011, respectively, and $15,890 and $13,653 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SNH was formerly our 100% owned subsidiary.  It was spun off to our shareholders in 1999.  As of the date of this report, SNH owned 250,000 of our common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SNH.  In addition, one of our Independent Trustees, Mr. Frederick Zeytoonjian, is also an independent trustee of SNH.  RMR provides management services to both us and SNH.

As previously reported, we previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  Between November 2010 and January 2011, we sold 27 properties (approximately 2,803,000 square feet), which were majority leased to tenants in medical related businesses, to SNH for an aggregate sale price of $470,000, excluding closing costs.  We recognized net gains totaling approximately $168,272 from these sales, including net gains totaling approximately $34,666 during the first quarter of 2011.  In September 2011, we sold to SNH 13 additional properties (approximately 1,310,000 square feet), which were located in eight states and majority leased to tenants in medical related businesses, for an aggregate sale price of $167,000, excluding closing costs, and we recognized net gains totaling $7,846 from these sales.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.

GOV was formerly our 100% owned subsidiary.  We are GOV’s largest shareholder and, as of the date of this report, we owned 9,950,000 common shares of GOV, which represented approximately 21.1% of GOV’s outstanding common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of GOV, and our President, Mr. Adam Portnoy, was the President of GOV from its formation in 2009 until January 2011.  RMR provides management services to both us and GOV.

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

SIR was formerly our 100% owned subsidiary.  We are SIR’s largest shareholder and SIR continues to be one of our consolidated subsidiaries.  As of the date of this report, we owned 22,000,000 common shares of SIR, which represented approximately 70.5% of SIR’s outstanding common shares.  Our SIR common shares had a market value, based on quoted market prices, of $522,720 ($23.76 per share) as of June 30, 2012.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy,

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of SIR.  In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.  RMR provides management services to both us and SIR.

On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters’ over allotment option) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,814.  SIR applied those net proceeds, along with proceeds from drawings under SIR’s $500,000 revolving credit facility, to repay in full a $400,000 demand promissory note that we received from SIR on February 16, 2012.  SIR issued the $400,000 demand promissory note, along with 22,000,000 SIR common shares, in exchange for our transfer to SIR of 251 properties (approximately 21,400,000 rentable square feet).  SIR also reimbursed us for costs that we incurred in connection with SIR’s organization and preparation for the SIR IPO.  In connection with the SIR IPO, we and SIR entered into a transaction agreement that governs our separation from and relationship with SIR.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the 251 properties that we transferred to SIR, as of the time of closing of the SIR IPO, were settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (2) SIR will indemnify us with respect to any liability relating to any property transferred by us to SIR, including any liability which relates to periods prior to SIR’s formation, other than the pre-closing current assets and current liabilities that we retained with respect to the 251 transferred properties.

We, RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  SIR became a shareholder of AIC during the quarter ended June 30, 2012.  Four of our Trustees and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  We and SIR each use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because four of our Trustees and all of SIR’s trustees are also directors of AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $6,560 in connection with that renewal, which amount is the consolidated premium paid by us and SIR and which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in this program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 28, 2012, or our Proxy Statement, our Current Report on Form 8-K dated March 12, 2012, or the March 12 Current Report, and our other filings with the SEC, including Note 9 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement and Item 1.01 of the March 12 Current Report.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our or SIR’s business management agreement and property management agreement with RMR, various agreements we have with SNH, GOV and SIR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

The majority of the properties owned by us, other than by SIR, or our wholly owned properties, are office buildings in CBD and suburban locations throughout the United States.  Our wholly owned property portfolio also includes 12.3 million square feet of industrial and other space and 1.8 million square feet of office and industrial buildings located in Australia.  Our consolidated subsidiary, SIR, owns 22.0 million square feet of primarily triple net leased, single tenant office and industrial properties, including 17.8 million square feet of primarily leasable industrial and commercial lands located on Oahu, Hawaii.

References to our properties in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include our consolidated properties, including SIR’s properties, unless the context otherwise provides.

Property Operations

As of June 30, 2012, 84.5% of our total consolidated square feet was leased, compared to 84.3% leased as of June 30, 2011.  These results reflect a 0.6% decline in occupancy at properties we owned continuously since January 1, 2011, offset by property acquisitions during 2011 and 2012.  Occupancy data for 2012 and 2011 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2012	2011	2012	2011
Total properties	519	513	492	492
Total square feet	74,753	69,044	65,465	65,465
Percent leased(2)	84.5%	84.3%	83.5%	84.1%

(1)       Based on properties owned continuously since January 1, 2011.

(2)       Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average effective rental rate per square foot, as defined below, for our properties for the three and six months ended June 30, 2012 and 2011 is as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CBD office buildings	$29.15	$29.77	$30.14	$29.39
Suburban office buildings	$21.29	$20.69	$21.07	$20.91
Industrial properties (including Hawaii land leases)	$5.70	$5.73	$5.83	$5.66
Consolidated portfolio	$16.42	$15.29	$16.52	$15.09

(1)    Average effective rental rate per square foot represents total rental income during the period specified adjusted for tenant concessions including free rent and tenant reimbursements divided by the average rentable square feet occupied during the period specified.

During the three months ended June 30, 2012, we renewed leases for 1,020,000 square feet and entered new leases for 549,000 square feet, at weighted average rental rates that were 2% above rents previously charged for the same space.  The average lease term for leases entered during 2012 was 10.0 years.  Commitments for tenant improvements, leasing costs and concessions for leases entered during 2012 totaled $44.3 million, or $28.22 per square foot on average (approximately $2.82/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  Required landlord funded tenant build outs, or tenant improvements, leasing commissions payable by landlords to tenant brokers for new leases and lease renewals and concessions granted to tenants, such as free rent, have increased in certain markets since 2008.  Tenant improvements and leasing commissions are generally amortized during the terms of the affected leases.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to stable or modest decreases in occupancy and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through the remainder of 2012, but we expect our occupancy may begin to improve in 2013.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy or financial results for future periods.

As of June 30, 2012, approximately 14.4% of our leased square feet and 14.9% of our annualized rents, determined as set forth below, are included in leases scheduled to expire through December 31, 2013.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated.  Lease expirations by year, as of June 30, 2012, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Income	Income	Income
Year	Expiring	Expiring(1)	Expiring	Expiring	Expiring(2)	Expiring	Expiring
2012	367	3,380	5.4%	5.4%	$53,007	5.4%	5.4%
2013	418	5,710	9.0%	14.4%	92,817	9.5%	14.9%
2014	323	4,893	7.7%	22.1%	72,676	7.4%	22.3%
2015	325	4,906	7.8%	29.9%	99,661	10.2%	32.5%
2016	280	6,950	11.0%	40.9%	107,015	10.9%	43.4%
2017	238	4,252	6.7%	47.6%	96,199	9.8%	53.2%
2018	83	4,014	6.4%	54.0%	78,332	8.0%	61.2%
2019	67	4,166	6.6%	60.6%	51,227	5.2%	66.4%
2020	56	3,101	4.9%	65.5%	76,215	7.8%	74.2%
2021	46	2,331	3.7%	69.2%	40,246	4.1%	78.3%
Thereafter	333	19,470	30.8%	100.0%	212,595	21.7%	100.0%
	2,536	63,173	100.0%		$979,990	100.0%

Weighted average remaining lease term (in years):		7.8			6.4

(1)       Square feet is pursuant to existing leases as of June 30, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)       Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

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

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of June 30, 2012, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

					% of
					Annualized
			Square	% of Total	Rental
Tenant			Feet(1)	Square Feet	Income(2)	Expiration
1.	Telstra Corporation Limited		311	0.5%	2.0%	2020
2.	Office Depot, Inc.		651	1.0%	1.8%	2016 and 2023
3.	Expedia, Inc.		365	0.6%	1.5%	2018
4.	U.S. Government(3)		598	0.9%	1.5%	2012 to 2032
5.	PNC Financial Services Group		591	0.9%	1.5%	2013 to 2021
6.	John Wiley & Sons, Inc.	.	342	0.5%	1.5%	2017
7.	Wells Fargo Bank		569	0.9%	1.4%	2012 to 2022
8.	GlaxoSmithKline plc		608	1.0%	1.3%	2013
9.	United Healthcare Services Inc.		556	0.9%	1.3%	2012 to 2023
10.	The Bank of New York Mellon Corp.		393	0.6%	1.1%	2015 to 2021
11.	Jones Day (law firm)		403	0.6%	1.1%	2012 and 2026
12.	Royal Dutch Shell plc		631	1.0%	1.1%	2016
13.	Ballard Spahr Andrews & Ingersoll, LLP		269	0.4%	1.0%	2012, 2013 and 2031
	Total		6,287	9.8%	18.1%

(1)             Square feet is pursuant to existing leases as of June 30, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)             Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

(3)             Including our 21.1% pro rata ownership of GOV as of June 30, 2012, the U.S. Government represents 1,826 square feet, or 2.8% of our total square feet, and 4.3% of our total rental income.

Investment Activities

Since January 1, 2012, we, excluding SIR, have acquired three office properties with a combined 2,048,387 square feet for an aggregate purchase price of $301.1 million, including the assumption of $176.9 million of mortgage debt and excluding closing costs.  At the time of acquisition, these properties were 96.2% leased for a weighted average (by rents) term of 5.8 years and at rents which yielded approximately 9.1% of the aggregate gross purchase price, based on estimated annual NOI, which we define as GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.

As of August 6, 2012, we, excluding SIR, have entered into agreements to acquire three office properties with a combined 1,391,966 square feet for an aggregate purchase price of $255.5 million, including the assumption of approximately $156.6 million of mortgage debt and excluding closing costs.  We currently expect to acquire these properties during the third quarter of 2012; however, these acquisitions are subject to customary closing conditions, including the assumption of existing mortgage debt, and we can provide no assurance that we will acquire these properties in that time period or at all.

SIR was formerly our 100% owned subsidiary.  On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters’ over allotment option) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180.8 million.  We are SIR’s largest shareholder and, as of the date of this report, we owned 22,000,000 common shares of SIR, which represented approximately 70.5% of SIR’s outstanding common shares.  Our SIR common shares had a market value, based on quoted market prices, of $522.7 million ($23.76 per share) as of June 30, 2012.

Since the date of the SIR IPO, SIR has acquired five office properties with a combined 958,132 square feet for an aggregate purchase price of $151.0 million, excluding closing costs.  At the time of acquisition, these properties were 100% leased for a weighted average (by rents) term of 11.3 years and at rents which yielded approximately 9.0% of the aggregate gross purchase price, based on estimated annual NOI, as defined above.  As of August 6, 2012, SIR has entered into agreements to acquire four properties with a combined 1,576,856 square feet for an aggregate purchase price of $109.7 million, including the assumption of approximately $26.0 million of mortgage debt and excluding closing costs.  We understand that SIR expects it will acquire these properties during the remainder of 2012, however, these acquisitions are subject to SIR’s satisfactory completion of diligence and other customary closing conditions.  Accordingly, we can provide no assurance that SIR will acquire all or any of these properties in that time period or at all.

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

In March 2012, SIR entered into a $500.0 million revolving credit facility that is available to SIR for general business purposes, including acquisitions.  The SIR revolving credit facility is scheduled to mature on March 11, 2016 and, subject to SIR’s paying a fee and meeting certain other conditions, SIR has the option to extend the stated maturity date by one year.  Interest under the SIR revolving credit facility is calculated at floating rates based upon LIBOR plus premiums that vary depending upon certain factors, including SIR’s leverage.  The SIR revolving credit facility was amended in July 2012 to terminate the pledge of equity of certain of SIR’s subsidiaries.

In May 2012, we prepaid at par $12.7 million of 6.06% mortgage debt using cash on hand.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $1.6 million from the write off of unamortized discounts and deferred financing fees.

In July 2012, we prepaid at par all $191.0 million of our 6.50% unsecured senior notes due 2013, using cash on hand and borrowings under our revolving credit facility.

Also in July 2012, we issued $175.0 million of 5.75% unsecured senior notes due 2042 in a public offering, raising net proceeds of approximately $169.1 million.  We used the net proceeds from these notes to repay amounts outstanding under our revolving credit facility and deposited the excess proceeds in short term investments.  Shortly after the closing of this transaction, we issued a notice to redeem all 6,000,000 of our 7 1/8% series C preferred shares for $25.00 each plus accrued and unpaid distributions.  We expect to fund this redemption in August 2012 with cash on hand and borrowings under our revolving credit facility.

Also in July 2012, SIR entered into a five year $350.0 million unsecured term loan with a group of institutional lenders.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.  SIR used the net proceeds of the SIR term loan to repay amounts outstanding under the SIR revolving credit facility and for general business activities, including acquisitions.  Interest on the SIR term loan will be calculated at floating rates based upon LIBOR plus premiums that vary based upon certain factors, including SIR’s leverage.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

	Comparable Properties Results (1) Three Months Ended June 30,				Acquired Properties Results (2) Three Months Ended June 30,				Consolidated Results Three Months Ended June 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$211,793	$213,159	$(1,366)	(0.6)%	$43,581	$4,779	$38,802	811.9%	$255,374	$217,938	$37,436	17.2%
Operating expenses	88,472	88,128	344	0.4%	19,621	2,495	17,126	686.4%	108,093	90,623	17,470	19.3%
Net operating income(3)	$123,321	$125,031	$(1,710)	(1.4)%	$23,960	$2,284	$21,676	949.0%	147,281	127,315	19,966	15.7%

Other expenses:
Depreciation and amortization									63,552	50,394	13,158	26.1%
General and administrative									13,364	11,624	1,740	15.0%
Acquisition related costs									1,434	2,358	(924)	(39.2)%
Total other expenses									78,350	64,376	13,974	21.7%
Operating income									68,931	62,939	5,992	9.5%
Interest and other income									413	367	46	12.5%
Interest expense									(50,237)	(48,200)	(2,037)	4.2%
Loss on early extinguishment of debt									(1,608)	—	(1,608)	(100.0)%
Equity in earnings of investees									2,829	2,910	(81)	(2.78)%
Income from continuing operations before income tax expense									20,328	18,016	2,312	12.8%
Income tax expense									(92)	(90)	(2)	2.2%
Income from continuing operations									20,236	17,926	2,310	12.9%
Discontinued operations:
Income from discontinued operations									—	2,038	(2,038)	(100.0)%
Income before gain on sale of properties									20,236	19,964	272	1.4%
Gain on sale of properties									350	—	350	100.0%
Net income									20,586	19,964	622	3.1%
Net income attributable to noncontrolling interest									(4,521)	—	(4,521)	(100.0)%
Net income attributable to CommonWealth REIT									16,065	19,964	(3,899)	(19.5)%
Preferred distributions									(13,823)	(10,500)	(3,323)	31.6%
Net income available for CommonWealth REIT common shareholders									$2,242	$9,464	$(7,222)	(76.3)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$2,242	$7,426	(5,184)	(69.8)%
Income from discontinued operations									—	2,038	(2,038)	(100.0)%
Net income									$2,242	$9,464	$(7,222)	(76.3)%

Weighted average common shares outstanding - basic and diluted									83,727	72,144	11,583	16.1%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.03	$0.10	$(0.07)	(70.0)%
Income from discontinued operations									$—	$0.03	$(0.03)	(100.0)%
Net income available for common shareholders									$0.03	$0.13	$(0.10)	(76.9)%

(1)         Comparable properties consist of 501 properties we owned on June 30, 2012 and which we owned continuously since April 1, 2011.

(2)         Acquired properties consist of 18 and nine (which nine are included in the 18) properties we owned on June 30, 2012 and 2011, respectively, and which we acquired during the period from April 1, 2011 to June 30, 2012.

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

Calculation of Funds from Operations, or FFO, and Normalized FFO

		Three Months Ended June 30,
		2012	2011
		(in thousands, except per share data)
Calculation of FFO:(4)
Net income attributable to CommonWealth REIT		$16,065	$19,964
Plus:	depreciation and amortization from continuing operations	63,552	50,394
Plus:	depreciation and amortization from discontinued operations	—	1,579
Plus:	FFO from investees	5,242	4,966
Plus:	net income attributable to noncontrolling interest	4,521	—
Less:	FFO attributable to noncontrolling interest	(5,412)	—
Less:	gain on sale of properties	(350)	—
Less:	equity in earnings of investees	(2,829)	(2,910)
FFO attributable to CommonWealth REIT		80,789	73,993
Less:	preferred distributions	(13,823)	(10,500)
FFO available for CommonWealth REIT common shareholders		$66,966	$63,493

Calculation of Normalized FFO:(4)
FFO attributable to CommonWealth REIT		$80,789	$73,993
Plus:	acquisition related costs from continuing operations	1,434	2,358
Plus:	acquisition related costs from discontinued operations	—	57
Plus:	normalized FFO from investees	5,293	5,214
Plus:	loss on early extinguishment of debt from continuing operations	1,608	—
Plus:	average minimum rent from direct financing lease	329	329
Plus:	FFO attributable to noncontrolling interest	5,412	—
Less:	normalized FFO attributable to noncontrolling interest	(5,611)	—
Less:	FFO from investees	(5,242)	(4,966)
Less:	interest earned from direct financing lease	(373)	(450)
Normalized FFO attributable to CommonWealth REIT		83,639	76,535
Less:	preferred distributions	(13,823)	(10,500)
Normalized FFO available for CommonWealth REIT common shareholders		$69,816	$66,035

Weighted average common shares outstanding - basic		83,727	72,144
Weighted average common shares outstanding - diluted		91,025	79,442

Per common share:
FFO available for CommonWealth REIT common shareholders — basic		$0.80	$0.88
FFO available for CommonWealth REIT common shareholders — diluted		$0.80	$0.88
Normalized FFO available for CommonWealth REIT commonshareholders — basic		$0.83	$0.92
Normalized FFO available for CommonWealth REIT common shareholders — diluted		$0.83	$0.91

(4)             We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, net income attributable to noncontrolling interest and FFO from equity investees, less gain or loss on sale of properties, earnings from equity investees and FFO from noncontrolling interest.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, loss on early extinguishment of debt unless settled in cash, the difference between average minimum rent and interest earned from direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interest.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facilities, term loan agreement and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 501 properties we owned on June 30, 2012 and which we have owned continuously since April 1, 2011 as comparable properties.  We refer to the 18 and nine (which nine are included in the 18) properties that we owned as of June 30, 2012 and 2011, respectively, which we acquired during the period from April 1, 2011 to June 30, 2012, as acquired properties.  Our condensed consolidated statement of income for the three months ended June 30, 2012 includes the operating results of 15 acquired properties for the entire period, as we acquired these properties prior to April 1, 2012, and the operating results of three acquired properties for less than the entire period, as those properties were purchased during the three months ended June 30, 2012.  Our condensed consolidated statement of income for the three months ended June 30, 2011 includes the operating results of nine acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that three month period), as those properties were purchased during the period from April 1, 2011 to June 30, 2011.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.

Rental income.  Rental income increased for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to an increase in rental income from our Metro Chicago, IL and Other Markets segments, as presented in the segment information in Note 12 to the notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 13 properties in 2011 and five properties during the six months ended June 30, 2012.  Rental income from our Metro Chicago, IL segment increased by $21.9 million, or 190.6%, primarily reflecting the acquisition of three properties in 2011 and one property during the six months ended June 30, 2012.  Rental income from our Other Markets segment increased $15.3 million, or 11.2%, primarily reflecting the acquisition of ten properties during 2011 and during the six months ended June 30, 2012.   The decrease in rental income at our comparable properties primarily reflects the decline in suburban office occupancy.  Rental income includes non-cash straight line rent adjustments totaling $9.9 million in the 2012 period and $8.2 million in the 2011 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.7 million in the 2012 period and $1.6 million in the 2011 period.  Rental income also includes lease termination fees totaling $1.1 million in the 2012 period and $478,000 in the 2011 period.

Operating expenses.  The increase in operating expenses primarily reflects the acquisition of 18 properties since April 1, 2011.

Total other expenses.  The increase in total other expenses primarily reflects portfolio acquisitions and depreciation of an increased amount of capital improvements we made since April 1, 2011.

Interest expense.  The increase in interest expense in 2012 primarily reflects the assumption of $498.1 million of mortgage debt since April 1, 2011, and an increase in the principal amount of our floating rate term loan in 2011, partially offset by the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the repayment of $5.4 million of 7.31% mortgage debt in February 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012, the repayment of $29.2 million of 7.435% mortgage debt in June 2011 and the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in 2012 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $12.7 million of 6.06% of mortgage debt in May 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from AIC and from GOV.  The decrease in earnings of investees reflects a decrease in GOV’s earnings, partially offset by an increase in earnings we recognized due to our increased equity ownership interest in AIC on a consolidated basis as a result of SIR’s investment in AIC in May 2012 and increased earnings generated by AIC.

Income from discontinued operations.  Income from discontinued operations primarily reflects operating results from 12 office properties and one industrial property sold during the quarter ended September 30, 2011.

Gain on sale of properties.  Gain on sale of properties totaling $350,000 reflects the gains from the sale of two office properties in 2012.

Net income.  The increase in net income primarily reflects income from properties acquired since April 1, 2011, partially offset by income from properties sold since April 1, 2011 and a loss on early extinguishment of debt from the prepayment of $12.7 million of 6.06% mortgage debt in May 2012.

Net income attributable to noncontrolling interest.  Net income attributable to noncontrolling interest represents the noncontrolling portion, or 29.5%, of SIR’s net income for the three months ended June 30, 2012.

Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders reflects the noncontrolling portion, or 29.5%, of the net income of our consolidated subsidiary, SIR, income from properties sold since April 1, 2011, and the loss on early extinguishment of debt recognized in the 2012 period, partially offset by income from properties acquired since April 1, 2011.  Net income available for CommonWealth REIT common shareholders is net income reduced by preferred distributions.  The increase in preferred distributions primarily reflects distributions on 11,000,000 of 7 ¼% series E preferred shares that we issued in June 2011.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily results from the 11,500,000 common shares we issued in a public equity offering in July 2011.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

	Comparable Properties Results (1) Six Months Ended June 30,				Acquired Properties Results (2) Six Months Ended June 30,				Consolidated Results Six Months Ended June 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$408,113	$408,903	$(790)	(0.2)%	$98,507	$19,708	$78,799	399.8%	$506,620	$428,611	$78,009	18.2%
Operating expenses	170,650	174,364	(3,714)	(2.1)%	41,533	6,656	34,877	524.0%	212,183	181,020	31,163	17.2%
Net operating income	$237,463	$234,539	$2,924	1.2%	$56,974	$13,052	$43,922	336.5%	294,437	247,591	46,846	18.9%

Other expenses:
Depreciation and amortization									124,903	102,683	22,220	21.6%
General and administrative									25,674	22,583	3,091	13.7%
Acquisition related costs									3,936	4,917	(981)	(20.0)%
Total other expenses									154,513	130,183	24,330	18.7%
Operating income									139,924	117,408	22,516	19.2%
Interest and other income									701	1,075	(374)	(34.8)%
Interest expense									(99,343)	(95,614)	(3,729)	3.9%
Loss on early extinguishment of debt									(1,675)	—	(1,675)	(100.0)%
Equity in earnings of investees									5,787	5,622	165	2.9%
Income from continuing operations before income tax expense									45,394	28,491	16,903	59.3%
Income tax expense									(584)	(436)	(148)	33.9%
Income from continuing operations									44,810	28,055	16,755	59.7%
Discontinued operations:
Income from discontinued operations									—	3,949	(3,949)	(100.0)%
Net gain on sale of properties from discontinued operations									—	34,572	(34,572)	(100.0)%
Income before gain on sale of properties									44,810	66,576	(21,766)	(32.69)%
Gain on sale of properties									350	—	350	(100.0)%
Net income									45,160	66,576	(21,416)	(32.2)%
Net income attributable to noncontrolling interest									(5,415)	—	(5,415)	(100.0)%
Net income attributable to CommonWealth REIT									39,745	66,576	(26,831)	(40.3)%
Preferred distributions									(27,646)	(19,339)	(8,307)	43.0%
Net income available for CommonWealth REIT common shareholders									$12,099	$47,237	$(35,138)	(74.4)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$12,099	$8,716	3,383	38.8%
Income from discontinued operations									—	3,949	(3,949)	(100.0)%
Net gain on sale of properties from discontinued operations									—	34,572	(34,572)	(100.0)%
Net income									$12,099	$47,237	$(35,138)	(74.4)%

Weighted average common shares outstanding — basic and diluted									83,724	72,142	11,582	16.1%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.14	$0.12	$0.02	16.7%
Income from discontinued operations									$—	$0.53	$(0.53)	(100.0)%
Net income available for common shareholders									$0.14	$0.65	$(0.51)	(78.5)%

(1)             Comparable properties consist of 492 properties we owned on June 30, 2012 and which we owned continuously since January 1, 2011.

(2)             Acquired properties consist of 27 and 18 (which 18 are included in the 27) properties we owned on June 30, 2012 and 2011, respectively, and which we acquired during the period from January 1, 2011 to June 30, 2012.

Calculation of FFO and Normalized FFO

		Six Months Ended June 30,
		2012	2011
		(in thousands, except per share data)
Calculation of FFO:
Net income attributable to CommonWealth REIT		$39,745	$66,576
Plus:	depreciation and amortization from continuing operations	124,903	102,683
Plus:	depreciation and amortization from discontinued operations	—	3,131
Plus:	FFO from investees	10,598	9,558
Plus:	net income attributable to noncontrolling interest	5,415	—
Less:	FFO attributable to noncontrolling interest	(6,474)	—
Less:	gain on sale of properties	(350)	—
Less:	net gain on sale of properties from discontinued operations	—	(34,572)
Less:	equity in earnings of investees	(5,787)	(5,622)
FFO attributable to CommonWealth REIT		168,050	141,754
Less:	preferred distributions	(27,646)	(19,339)
FFO available for CommonWealth REIT common shareholders		$140,404	$122,415

Calculation of Normalized FFO:
FFO attributable to CommonWealth REIT		$168,050	$141,754
Plus:	acquisition related costs from continuing operations	3,936	4,917
Plus:	acquisition related costs from discontinued operations	—	143
Plus:	normalized FFO from investees	10,660	10,033
Plus:	loss on early extinguishment of debt from continuing operations	1,675	—
Plus:	average minimum rent from direct financing lease	658	439
Plus:	FFO attributable to noncontrolling interest	6,474	—
Less:	normalized FFO attributable to noncontrolling interest	(6,673)	—
Less:	FFO from investees	(10,598)	(9,558)
Less:	interest earned from direct financing lease	(766)	(604)
Normalized FFO attributable to CommonWealth REIT		173,416	147,124
Less:	preferred distributions	(27,646)	(19,339)
Normalized FFO available for CommonWealth REIT common shareholders		$145,770	$127,785

Weighted average common shares outstanding — basic		83,724	72,142
Weighted average common shares outstanding — diluted		91,022	79,440

Per common share:
FFO available for CommonWealth REIT common shareholders — basic		$1.68	$1.70
FFO available for CommonWealth REIT common shareholders — diluted		$1.68	$1.70
Normalized FFO available for CommonWealth REIT commonshareholders — basic		$1.74	$1.77
Normalized FFO available for CommonWealth REIT common shareholders — diluted		$1.74	$1.76

We refer to the 492 properties we owned on June 30, 2012 and which we have owned continuously since January 1, 2011 as comparable properties.  We refer to the 27 and 18 (which 18 are included in the 27) properties that we owned as of June 30, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to June 30, 2012, as acquired properties.  Our condensed consolidated statement of income for the six months ended June 30, 2012 includes the operating results of 22 acquired properties for the entire period, as we acquired these properties prior to January 1, 2012, and the operating results of five acquired properties for less than the entire period, as those properties were purchased during the six months ended June 30, 2012.  Our condensed consolidated statement of income for the six months ended June 30, 2011 includes the operating results of 18 acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that six month period), as those properties were purchased during the period from January 1, 2011 to June 30, 2011.

References to changes in the income and expense categories below relate to the comparison of results for the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.

Rental income.  Rental income increased for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to an increase in rental income from our Metro Chicago, IL and Other Markets segments, as presented in the segment information in Note 12 to the notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects the acquisition of 22 properties in 2011 and five properties during the six months ended June 30, 2012.  Rental income from our Metro Chicago, IL segment increased by $44.5 million, or 229.5%, primarily reflecting the acquisition of three properties in 2011 and one property during the six months ended June 30, 2012.  Rental income from our Other Markets segment increased $29.6 million, or 10.9%, primarily reflecting the acquisition of 19 properties since January 1, 2011.  Rental income includes non-cash straight line rent adjustments totaling $18.0 million in the 2012 period and $15.4 million in the 2011 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $5.0 million in the 2012 period and $3.0 million in the 2011 period.  Rental income also includes lease termination fees totaling $2.3 million in the 2012 period and $1.7 million in the 2011 period.

Operating expenses.  The increase in operating expenses primarily reflects the acquisition of 27 properties since January 1, 2011.  The decrease in operating expenses at our comparable properties primarily reflects the relatively mild winter season experienced during the first quarter of 2012 and the resulting savings in snow removal and utility costs.

Total other expenses.  The increase in total other expenses primarily reflects portfolio acquisitions and depreciation of an increased amount of capital improvements we made since January 1, 2011.

Interest and other income.  The decrease in interest and other income primarily reflects a gain on sale of equity securities during the 2011 period.

Interest expense.  The increase in interest expense in the 2012 period primarily reflects the assumption of $498.1 million of mortgage debt since January 1, 2011, and an increase in principal of our floating rate term loan in 2011, partially offset by the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the repayment of $5.4 million of 7.31% mortgage debt in February 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012, the repayment of $29.2 million of 7.435% mortgage debt in June 2011 and the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayments of $150.7 million of our 6.95% senior notes in January 2012 and $12.7 million of 6.06% mortgage debt in May 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from AIC and from GOV.  The increase in earnings of investees primarily reflects an increase in GOV’s earnings and an increase in earnings we recognized due to our increased equity ownership interest in AIC on a consolidated basis as a result of SIR’s investment in AIC in May 2012 and increased earnings generated by AIC.

Income from discontinued operations.  Income from discontinued operations reflects operating results from 17 office properties and three industrial properties sold in 2011.

Net gain on sale of properties.  Net gain on sale of properties reflects net gains totaling $34,572 from the sale of five office properties and two industrial properties categorized as discontinued operations in 2011 and gains totaling $350,000 from the sale of two office properties in 2012.

Net income.  The decrease in net income reflects income and net gains from properties sold in 2011, a loss on early extinguishment of debt recognized in the 2012 period and an increase in interest expense in the 2012 period, partially offset by income from properties acquired since January 1, 2011.

Net income attributable to noncontrolling interest.  Net income attributable to noncontrolling interest represents the noncontrolling portion, or 29.5%, of SIR’s net income from the date of the SIR IPO to June 30, 2012.

Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders reflects the noncontrolling portion, or 29.5%, of the net income of our consolidated subsidiary, SIR, income and net gains from properties sold during 2011, an increase in interest expense in the 2012 period and the loss on early extinguishment of debt recognized in the 2012 period, partially offset by income from properties acquired during 2011 and during the six months ended June 30, 2012.  Net income available for CommonWealth REIT common shareholders is net income reduced by preferred distributions.  The increase in preferred distributions primarily reflects distributions on 11,000,000 of 7 ¼% series E preferred shares that we issued in June 2011.

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

•                  receipt of distributions from our equity investment in GOV and from our consolidated majority owned subsidiary, SIR; and

•                  ability to purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

We believe that present leasing market conditions in the majority of areas where our properties are located may result in stable or modest decreases in occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs for the remainder of 2012, but we expect our occupancy may begin to improve in 2013.  Also, volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $138.7 million, ($305.4) million and $112.8 million, respectively, for the six months ended June 30, 2012, and $131.3 million, ($477.0) million and $206.1 million, respectively, for the six months ended June 30, 2011.  Changes in all three categories between 2012 and 2011 are primarily related to property acquisitions, improvements and sales, equity issuances of common and preferred shares, borrowings and repayments on debt and increased distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders and our majority owned consolidated subsidiary, SIR, maintains a $500.0 million revolving credit facility with a group of institutional lenders.  Our revolving credit facility matures on October 19, 2015 and includes a conditional option for us to extend the maturity date for one year to October 19, 2016, subject to satisfaction of certain conditions, including payment of an extension fee.  Our credit facility also includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances.  At June 30, 2012, cash and cash equivalents totaled $138.8 million and no borrowings were outstanding and $750.0 million was available under our revolving credit facility.  In addition, at June 30, 2012, SIR had $321.0 million outstanding and $179.0 million available under the SIR revolving credit facility.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and from SIR and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments and future property acquisitions.

In March 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares raising net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180.8 million.  Further information regarding the SIR IPO and its application of the net proceeds appears above under “Investment Activities” and below under “Related Person Transactions.”

During the six months ended June 30, 2012, we paid distributions on our common shares totaling $83.7 million.  We also paid an aggregate of $27.5 million of distributions on our series C, series D and series E preferred shares.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

In July 2012, we declared a distribution of $0.50 per common share, or approximately $41.9 million, to be paid on or about August 24, 2012 to shareholders of record on July 26, 2012.  We also announced a distribution on our series C preferred shares of $0.4453 per share, or $2.7 million, a distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, all of which we expect to pay on or about August 15, 2012 to our preferred shareholders of record as of August 1, 2012.  We expect to use cash on hand and borrowings under our revolving credit facility to fund these distributions.

Also in July 2012, SIR declared a distribution of $0.49 per SIR common share, or approximately $15.3 million, to be paid on or about August 20, 2012 to SIR shareholders of record on July 24, 2012.  This distribution includes a regular quarterly distribution of $0.40 per SIR common share ($1.60 per SIR common share per year) with respect to the quarter ended June 30, 2012, plus an additional $0.09 per SIR common share reflecting SIR’s first 20 days as a public company during the prior quarter.  In connection with our ownership of 22,000,000 SIR common shares, we will receive approximately $10.8 million from SIR’s distribution.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2012, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured		Secured			Weighted
	Floating	Fixed		Fixed Rate			Average
Year	Rate Debt	Rate Debt		Debt		Total(3)	Interest Rate
2012	$57,000	$—		$7,450		$64,450	2.3%
2013	—	190,980	(1)	7,710		198,690	6.5%
2014	—	244,655		19,906		264,561	5.7%
2015	—	436,000		23,751		459,751	6.0%
2016	821,000	400,000		200,295		1,421,295	3.6%
2017	—	250,000		311,046		561,046	5.9%
2018	—	250,000		5,103		255,103	6.6%
2019	—	125,000		166,167	(2)	291,167	6.5%
2020	—	250,000		27,946		277,946	5.9%
2021	—	—		2,672		2,672	6.2%
Thereafter	—	—		4,997		4,997	5.9%
	$878,000	$2,146,635		$777,043		$3,801,678	5.1%

(1)       These notes were prepaid at par in July 2012.

(2)       We have a mortgage loan for $175,000 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(3)       Total debt outstanding as of June 30, 2012, net of unamortized premiums and discounts, equals $3,817,861.

In January 2012, we prepaid at par all $150.7 million of our 6.95% senior notes due 2012, using cash on hand and borrowings under our revolving credit facility.  In February 2012, we repaid at maturity $5.4 million of 7.31% mortgage debt using cash on hand.  In May 2012, we prepaid at par $12.7 million of 6.06% mortgage debt using cash on hand.  In connection with these repayments, we recorded a loss on early extinguishment of debt reflecting the write off of unamortized discounts and deferred financing fees totaling $1.7 million.

In July 2012, we prepaid at par all $191.0 million of our 6.50% unsecured senior notes due in 2013, using cash on hand and borrowings under our revolving credit facility.

Also in July 2012, we issued $175.0 million of unsecured senior notes in a public offering, raising net proceeds of approximately $169.1 million.  These notes bear interest at 5.75% per annum, require quarterly interest payments and mature in August 2042.  We used the net proceeds from these notes to repay amounts outstanding under our revolving credit facility and deposited the excess proceeds in short term investments.  Shortly after the closing of this transaction, we issued a notice to redeem all 6,000,000 shares of our 7 1/8% series C preferred shares for $25.00 each plus accrued and unpaid distributions.  We expect to fund this redemption in August 2012 with cash on hand and borrowings under our revolving credit facility.

Also in July 2012, SIR entered into a five year $350.0 million unsecured term loan with a group of institutional lenders.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.  SIR used the net proceeds of the SIR term loan to repay amounts outstanding under the SIR revolving credit facility and for general business activities, including acquisitions.  Interest on the SIR term loan will be calculated at floating rates based upon LIBOR plus premiums that vary based upon certain factors, including SIR’s leverage.

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

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance regarding our credit ratings, that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

During the six months ended June 30, 2012, we received cash distributions totaling $8.4 million from GOV.  At June 30, 2012, we owned 9,950,000, or 21.1%, of the outstanding common shares of beneficial interest of GOV, with a carrying value of $169.4 million and a market value, based on quoted market prices, of $225.1 million ($22.62 per share).

Since January 1, 2012, we, excluding SIR, have acquired three office properties with a combined 2,048,387 square feet for an aggregate purchase price of $301.1 million, including the assumption of $176.9 million of mortgage debt and excluding closing costs, using cash on hand and borrowings under our revolving credit facility.  In addition, since the date of the SIR IPO, SIR has acquired five office properties with a combined 958,132 square feet for an aggregate purchase price of $151.0 million, excluding closing costs.  As of August 6, 2012, we or SIR have entered into agreements to acquire seven properties with a combined 2,968,822 square feet for an aggregate purchase price of $365.2 million, including the assumption of approximately $182.6 million of mortgage debt and excluding closing costs.  For more information regarding properties that we have acquired and properties that we have agreed to acquire pursuant to existing agreements we have entered into, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

During the three and six months ended June 30, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Leasing capital(1)	$24,632	$20,586	$48,729	$34,590
Building improvements(2)	2,867	3,701	5,612	5,642
Development and redevelopment activities(3)	8,376	7,915	11,640	9,548

(1)      Leasing capital includes tenant improvements and leasing costs.

(2)      Building improvements generally include expenditures to replace obsolete building components and expenditures that we believe extend the useful life of existing assets.

(3)      Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

Commitments made for expenditures, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements, in connection with leasing space during the three months ended June 30, 2012, were as follows (amounts in thousands, except as noted):

	New
	Leases	Renewals	Total
Square feet leased during the period	549	1,020	1,569

Total commitments for tenant improvements and leasing costs	$14,542	$26,969	$41,511
Tenant reimbursements and other concessions(1)	1,617	1,143	2,760
Total leasing costs and concessions	$16,159	$28,112	$44,271

Leasing costs and concessions per square foot (whole dollars)	$29.43	$27.56	$28.22
Average lease term (years)	9.1	10.3	10.0
Leasing costs and concessions per square foot per year (whole dollars)(1)	$3.23	$2.68	$2.82

(1)      In addition, commitments for free rent, calculated as the first month of tenant base rent received in cash times the number of free rent months, totaled $6,823, or $0.43 per square foot per year of the lease term for leases entered during the period.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements that we believe have had or would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of June 30, 2012, other than the cash flow hedge on a $175.0 million mortgage loan described in Note 10 to the notes to our condensed consolidated financial statements and under “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Debt Covenants

Our and SIR’s principal unsecured debt obligations at June 30, 2012, were our unsecured revolving credit facility, SIR’s revolving credit facility, our unsecured term loan and our $2.1 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements and our and SIR’s revolving credit facilities and our term loan agreement contain a number of financial ratio covenants which generally restrict our and SIR’s ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our and SIR’s ability to make distributions under certain circumstances and require us and SIR to maintain other financial ratios.  At June 30, 2012, we believe we were in compliance with all covenants under our indenture and related supplements and our term loan agreements, and we believe we and SIR were in compliance with all covenants under our revolving credit facilities.

In addition to our unsecured debt obligations and the SIR revolving credit facility, we had $801.7 million (net of discounts) of mortgage notes outstanding at June 30, 2012.  In July 2012, we issued $175.0 million of unsecured senior notes and SIR entered into a five year $350.0 million unsecured term loan.  The agreements governing these debts contain similar covenants as those noted above with respect to our public notes and term loan, respectively.

None of our indenture and related supplements, our revolving credit facility, SIR’s revolving credit facility, our term loan agreement, SIR’s term loan agreement or our mortgage notes contains provisions for acceleration or requires us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreement, and any debt rating SIR may obtain in the future could in certain circumstances determine the interest rate payable by SIR under its revolving credit facility and term loan.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more.  Similarly, our revolving credit facility, the SIR revolving credit facility, our term loan agreement and SIR’s term loan agreement contain cross default provisions.  A termination of our business management agreement or our property management agreement with RMR would cause a default under our revolving credit facility and our term loan, if not approved by a majority of our lenders.  The termination of SIR’s business management agreement or SIR’s property management agreement with RMR would cause a default under SIR’s credit agreement and term loan if not approved by a majority of SIR’s lenders.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, SNH, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: SNH, which is our former subsidiary and with which we have engaged in transactions from time to time, including our selling properties to SNH; GOV, which is also our former subsidiary, of which we are the largest shareholder and to which we have previously sold properties; SIR, which is a consolidated subsidiary of ours, of which we are the largest shareholder and to which we have transferred 251 properties in connection with SIR’s initial public offering; and AIC, an Indiana insurance company, of which we (separately from SIR), RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each currently own 12.5%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement, the March 12 Current Report and our other filings with the SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement and Item 1.01 of the March 12 Current Report.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with SNH, GOV and SIR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2012, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Unsecured senior notes:

Amount	Coupon	Maturity

$191.0 million	6.500%	2013(1)
$244.7 million	5.750%	2014
$186.0 million	6.400%	2015
$250.0 million	5.750%	2015
$400.0 million	6.250%	2016
$250.0 million	6.250%	2017
$250.0 million	6.650%	2018
$125.0 million	7.500%	2019
$250.0 million	5.875%	2020

No principal repayments are due under our unsecured senior notes until maturity.

Secured notes:

Amount	Coupon		Maturity

$4.5 million	6.000%		2012
$12.5 million	4.950%		2014
$8.4 million	5.990%		2015
$9.1 million	5.780%		2015
$7.7 million	5.760%		2016
$41.1 million	6.030%		2016
$147.1 million	6.290%		2016
$11.5 million	7.360%		2016
$41.3 million	5.670%		2017
$265.0 million	5.680%		2017
$175.0 million	2.865	%(2)	2019
$29.0 million	5.690%		2021
$3.9 million	6.750%		2022
$13.1 million	6.140%		2023
$7.8 million	5.710%		2026

(1)      These notes were prepaid at par in July 2012.

(2)       Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The coupon rate listed represents the floating interest rate at June 30, 2012.

At June 30, 2012, our secured notes are collateralized by 21 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require we pay interest at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 4.6% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2012.  As of June 30, 2012, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive loss in our condensed consolidated balance sheet totaled $18.2 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at June 30, 2012, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $17.9 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at June 30, 2012, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates, assuming no other changes in factors that may affect the fair value of our fixed rate unsecured and secured debt obligations, would change the fair value of those obligations by approximately $53.0 million.

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

At June 30, 2012, no borrowings were outstanding and $750.0 million was available for drawing under our unsecured revolving credit facility, $321.0 million was outstanding and $179.0 million was available for drawing under SIR’s revolving credit facility and we had $557.0 million of floating rate term debt outstanding.  Our revolving credit facility matures in October 2015 and includes an option for us to extend the maturity by one year to October 2016, subject to satisfaction of certain conditions, including payment of an extension fee.  SIR’s revolving credit facility matures in March 2016 and subject to SIR’s payment of a fee and satisfaction of certain other conditions, SIR has the option to extend the stated maturity date by one year to March 2017.  Repayments under our revolving credit facilities may be made at any time without penalty.  Our term loan was amended in October 2011 to increase borrowing availability to $557.0 million and to extend the maturity date to December 2016 for $500.0 million of the term loan.  We agreed to repay on December 16, 2012 lenders representing $57.0 million who did not commit to amended terms.  Repayments with respect to $500.0 million of our term loan may be made at any time without penalty.  During July 2012, SIR entered into a five year $350.0 million floating rate term loan with a group of institutional lenders.  We borrow in U.S. dollars and borrowings under our revolving credit facility, SIR’s revolving credit facility, our term loan and SIR’s term loan require us to pay interest at a rate equal to LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the general effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility, SIR’s revolving credit facility, our term loan and SIR’s term loan.  The weighted average interest rate payable on our revolving credit facility, SIR’s revolving credit facility and our term loan was 1.7% during the six months ended June 30, 2012.  A change in interest rates would not affect the value of these floating rate unsecured debts, assuming no other changes in factors that may affect the value of these debt obligations, but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our consolidated floating rate interest expense as of June 30, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate	Outstanding	Expense
	Per Year	Debt	Per Year

At June 30, 2012	1.70%	$878,000	$14,926
10% reduction	1.50%	$878,000	$13,170
10% increase	1.90%	$878,000	$16,682

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facilities or other floating rate debt.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At June 30, 2012 and at August 6, 2012, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  A 10% change in foreign currency exchange rates used to convert our six months ended June 30, 2012 Australian operating results to U.S. dollars would not be material to our consolidated earnings for that period.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE FUTURE OCCUPANCY RATES AT OUR PROPERTIES,

•                  THE FUTURE RENT RATES WE WILL BE ABLE TO CHARGE AT OUR PROPERTIES,

•                  THE COSTS WE MAY INCUR TO LEASE SPACE IN OUR PROPERTIES,

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

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTERESTS IN SIR AND GOV,

•                  OUR TAX STATUS AS A REIT, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, SIR, GOV, SNH AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE REMAINS OR BECOMES FURTHER DEPRESSED, OCCUPANCY AND OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  OUR COSTS FOR TENANT IMPROVEMENTS AND LEASING COMMISSIONS MAY CONTINUE AT HIGH RATES OR EVEN INCREASE,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR AND GOV. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

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

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND SIR’S TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  OUR AND SIR’S PENDING ACQUISITIONS ARE CONTINGENT UPON COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CONDITIONS.  ACCORDINGLY, SOME OR ALL OF OUR PENDING ACQUISITIONS MAY BE DELAYED OR MAY NOT OCCUR,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  THE DISTRIBUTIONS WE RECEIVE FROM GOV OR SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV OR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES, AND

•                  THE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS THAT WE BELIEVE THAT WE MAY REALIZE FROM OUR CONTINUING RELATIONSHIPS WITH RMR, SIR, GOV, SNH AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

MANY OF THE ABOVE LISTED FACTORS ALSO APPLY SPECIFICALLY TO SIR AND ITS SUBSIDIARIES AND THEIR BUSINESSES, OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION, THE REALIZATION OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT US, PARTICULARLY IF SIR IS UNABLE TO MAKE DISTRIBUTIONS, OR REDUCES THE DISTRIBUTIONS IT DOES MAKE, TO ITS SHAREHOLDERS, INCLUDING US.

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

SIR’s revolving credit facility and term loan agreement include various conditions to its borrowing and various financial and other covenants and events of default.  SIR may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including some which are beyond SIR’s control. If SIR is unable to borrow under its revolving credit facility or maintain its borrowings outstanding under its term loan, SIR may be unable to meet its business obligations or to grow by buying additional properties, or SIR may be required to sell some of its properties.  Any default under SIR’s revolving credit facility or term loan agreement would likely have serious and adverse consequences to us, could cross default to our revolving credit facility, our term loan, our senior unsecured notes or other of our debts, may prevent SIR from paying distributions to its shareholders, including us, and would likely cause the market price of our securities to materially decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on May 8, 2012, pursuant to our equity compensation plan, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $18.74 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our then Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

4.7

Indenture, dated as of July 9, 1997, between the Company and U.S. Bank National Association, or U.S. Bank (as successor trustee to State Street Bank and Trust Company, or State Street). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

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

4.18

Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank relating to the Company’s 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Form 8-A dated July 25, 2012.)

10.1

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, the Company, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated May 21, 2012.)

10.2

Third Amendment to Credit Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 12, 2012.)

10.3

Second Amendment to Term Loan Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 12, 2012.)

10.4	CommonWealth REIT 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 8, 2012.)

10.5	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 8, 2012.)

10.6	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 8, 2012.)

10.7

First Amendment to Credit Agreement, dated as of July 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated July 12, 2012.)

10.8

Term Loan Agreement, dated as of July 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated July 12, 2012.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: August 9, 2012

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 9, 2012