Form 10-Q
period 2012-09-30
CommonWealth REIT
filed 2012-11-09
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 6, 2012: 83,804,068.

COMMONWEALTH REIT

FORM 10-Q

September 30, 2012

References in this Quarterly Report on Form 10-Q to “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, including its majority owned consolidated subsidiary, Select Income REIT and its consolidated subsidiaries, or SIR, unless the context indicates otherwise.

SIR is itself a public company having common shares registered under the Securities Exchange Act of 1934, as amended. For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or SEC, which are available at the SEC’s website at www.sec.gov. References in this Quarterly Report on Form 10-Q to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q unless otherwise expressly stated herein.

PART I.      Financial Information

Item 1.         Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$1,531,466	$1,450,154
Buildings and improvements	6,331,605	5,794,078
	7,863,071	7,244,232
Accumulated depreciation	(1,045,477)	(934,170)
	6,817,594	6,310,062
Acquired real estate leases, net	371,929	343,917
Equity investments	178,996	177,477
Cash and cash equivalents	72,680	192,763
Restricted cash	13,631	7,869
Rents receivable, net of allowance for doubtful accounts of $11,798 and $12,575, respectively	246,313	217,592
Other assets, net	245,812	197,346
Total assets	$7,946,955	$7,447,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$160,000	$100,000
SIR revolving credit facility	92,000	—
Senior unsecured debt, net	3,029,652	2,845,030
Mortgage notes payable, net	869,384	632,301
Accounts payable and accrued expenses	143,192	158,272
Assumed real estate lease obligations, net	70,587	70,179
Rent collected in advance	25,883	37,653
Security deposits	24,191	23,779
Due to related persons	31,942	11,295
Total liabilities	4,446,831	3,878,509

Shareholders’ equity:
Shareholders’ equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable since February 15, 2011; zero and 6,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $150,000	—	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 83,804,068 and 83,721,736 shares issued and outstanding, respectively	838	837
Additional paid in capital	3,585,964	3,614,079
Cumulative net income	2,539,684	2,482,321
Cumulative other comprehensive loss	(1,044)	(4,709)
Cumulative common distributions	(2,951,618)	(2,826,030)
Cumulative preferred distributions	(518,215)	(476,657)
Total shareholders’ equity attributable to CommonWealth REIT	3,289,270	3,568,517
Noncontrolling interest	210,854	—
Total shareholders’ equity	3,500,124	3,568,517
Total liabilities and shareholders’ equity	$7,946,955	$7,447,026

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Rental income	$261,661	$241,785	$768,281	$670,396

Expenses:
Operating expenses	112,577	104,683	324,760	285,703
Depreciation and amortization	63,437	56,389	188,340	159,072
General and administrative	14,592	11,692	40,266	34,275
Loss on asset impairment	—	9,247	—	9,247
Acquisition related costs	1,066	4,805	5,002	9,722
Total expenses	191,672	186,816	558,368	498,019

Operating income	69,989	54,969	209,913	172,377

Interest and other income	399	320	1,100	1,395
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $1,001, $1,515, $2,752 and $5,467, respectively)	(51,138)	(49,423)	(150,481)	(145,037)
(Loss) gain on early extinguishment of debt	(220)	310	(1,895)	310
Equity in earnings of investees	2,868	2,768	8,655	8,390
Gain on issuance of shares by an equity investee	—	11,177	—	11,177
Income from continuing operations before income tax expense	21,898	20,121	67,292	48,612
Income tax expense	(1,322)	(307)	(1,906)	(743)
Income from continuing operations	20,576	19,814	65,386	47,869
Discontinued operations:
Income from discontinued operations	—	1,720	—	5,669
Net gain on sale of properties from discontinued operations	—	7,001	—	41,573
Income before gain on sale of properties	20,576	28,535	65,386	95,111
Gain on sale of properties	1,689	—	2,039	—
Net income	22,265	28,535	67,425	95,111
Net income attributable to noncontrolling interest	(4,647)	—	(10,062)	—
Net income attributable to CommonWealth REIT	17,618	28,535	57,363	95,111
Preferred distributions	(12,755)	(13,823)	(40,401)	(33,162)
Excess redemption price paid over carrying value of preferred shares	(4,985)	—	(4,985)	—
Net (loss) income available for CommonWealth REIT common shareholders	$(122)	$14,712	$11,977	$61,949

Amounts attributable to CommonWealth REIT common shareholders:
(Loss) income from continuing operations	$(122)	$5,991	$11,977	$14,707
Income from discontinued operations	—	1,720	—	5,669
Net gain on sale of properties from discontinued operations	—	7,001	—	41,573
Net (loss) income	$(122)	$14,712	$11,977	$61,949

Weighted average common shares outstanding — basic and diluted	83,745	81,536	83,731	75,307

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
(Loss) income from continuing operations	$—	$0.07	$0.14	$0.20
Income from discontinued operations	$—	$0.11	$—	$0.63
Net (loss) income available for common shareholders	$—	$0.18	$0.14	$0.82

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$22,265	$28,535	$67,425	$95,111

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	454	(6,577)	(1,987)	(8,651)
Realized gain on sale of investment in available for sale securities	—	—	—	(18)
Foreign currency translation adjustments	4,516	(33,289)	5,597	(17,584)
Increase in share of investees’ other comprehensive income	69	14	65	58
Total comprehensive income (loss)	27,304	(11,317)	71,100	68,916

Less: comprehensive income attributable to noncontrolling interest	(4,657)	—	(10,072)	—
Comprehensive income (loss) attributable to CommonWealth REIT	$22,647	$(11,317)	$61,028	$68,916

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,425	$95,111
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	137,039	123,324
Net amortization of debt discounts, premiums and deferred financing fees	2,752	5,467
Straight line rental income	(28,666)	(23,823)
Amortization of acquired real estate leases	44,154	33,654
Other amortization	14,610	12,186
Loss on asset impairment	—	9,247
Loss (gain) on early extinguishment of debt	1,895	(310)
Equity in earnings of investees	(8,655)	(8,390)
Gain on issuance of shares by an equity investee	—	(11,177)
Distributions of earnings from investees	8,230	8,279
Net gain on sale of properties	(2,039)	(41,573)
Change in assets and liabilities:
Restricted cash	(3,689)	(5,020)
Rents receivable and other assets	(46,790)	(33,149)
Accounts payable and accrued expenses	(9,140)	2,366
Rent collected in advance	(11,775)	6,667
Security deposits	415	2,072
Due to related persons	20,646	18,271
Cash provided by operating activities	186,412	193,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(389,536)	(749,987)
Real estate improvements	(86,077)	(66,543)
Investment in direct financing lease, net	—	(38,635)
Principal payments received from direct financing lease	4,954	3,643
Principal payments received from real estate mortgage receivable	—	8,183
Proceeds from sale of properties, net	9,643	263,170
Distributions in excess of earnings from investees	4,307	4,159
Investment in Affiliates Insurance Company	(5,335)	—
Increase in restricted cash	(2,073)	—
Cash used in investing activities	(464,117)	(576,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,814	264,056
Proceeds from issuance of preferred shares, net	—	265,391
Redemption of preferred shares	(150,000)	—
Proceeds from borrowings	1,368,500	750,000
Payments on borrowings	(1,055,681)	(738,904)
Deferred financing fees	(14,734)	(853)
Distributions to common shareholders	(125,588)	(108,213)
Distributions to preferred shareholders	(41,558)	(30,582)
Distributions to noncontrolling interest	(4,508)	—
Cash provided by financing activities	157,245	400,895

Effect of exchange rate changes on cash	377	(1,454)

(Decrease) increase in cash and cash equivalents	(120,083)	16,633
Cash and cash equivalents at beginning of period	192,763	194,040
Cash and cash equivalents at end of period	$72,680	$210,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$165,874	$151,259
Taxes paid	568	403

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(243,212)	$(321,235)
Investment in real estate mortgages receivable	(1,419)	—

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$986	$1,039
Assumption of mortgage notes payable	243,212	321,235
Assumption of note payable	—	4,059

See accompanying notes.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT and its subsidiaries, or CWH, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

On March 12, 2012, our then wholly owned subsidiary, Select Income REIT, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO.  We refer to Select Income REIT and its consolidated subsidiaries as SIR.  SIR intends to be taxable as a real estate investment trust, or REIT.  SIR owns substantially all of our commercial and industrial properties located on Oahu, HI as well as 32 suburban office and industrial properties located throughout the mainland United States.  After the SIR IPO, we continue to own 22,000,000 SIR common shares, or approximately 70.4% of SIR’s outstanding common shares, and SIR remains one of our consolidated subsidiaries.  See Note 13 for additional information regarding the SIR IPO.

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

Note 3.  Real Estate Properties

Completed Acquisitions:

Since January 1, 2012, we have acquired 15 properties with a combined 5,975,699 square feet for an aggregate purchase price of $817,257, including the assumption of $359,212 of mortgage debt and excluding closing costs.  Details of acquisitions we completed during 2012 are as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

							Acquired
						Acquired	Real Estate		Premium
		Square	Purchase		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Feet	Price(1)	Land(2)	Improvements(2)	Leases(2)	Obligations(2)	Debt	Debt

CWH (excluding SIR) Acquisitions through September 30, 2012:
January 2012	Chicago, IL	1,009,940	$150,600	$30,400	$115,817	$22,189	$5,348	$147,872	$12,458
March 2012	Hartford, CT	868,395	101,500	15,930	60,312	25,542	284	—	—
May 2012	Austin, TX	170,052	49,000	7,900	38,533	4,733	30	29,012	2,136
September 2012	Columbia, SC	334,075	60,000	1,661	53,058	11,375	3,932	40,328	2,162
		2,382,462	361,100	55,891	267,720	63,839	9,594	217,212	16,756

SIR Acquisitions through September 30, 2012:
June 2012	Provo, UT	405,699	85,500	6,700	78,800	—	—	—	—
June 2012	Englewood, CO	140,162	18,900	3,230	11,801	3,869	—	—	—
July 2012	Windsor, CT	268,328	27,175	4,250	16,695	6,230	—	—	—
July 2012	Topeka, KS	143,934	19,400	1,300	15,918	2,182	—	—	—
August 2012	Huntsville, AL	1,370,974	72,782	4,030	68,752	—	—	—	—
September 2012	Carlsbad, CA	95,000	24,700	3,450	19,800	2,934	—	18,500	1,484
September 2012	Chelmsford, MA	110,882	12,200	2,040	8,532	2,292	217	7,500	447
		2,534,979	260,657	25,000	220,298	17,507	217	26,000	1,931

		4,917,441	$621,757	$80,891	$488,018	$81,346	$9,811	$243,212	$18,687

(1)                 Purchase price includes the assumption of mortgage debt, if any, and excludes closing costs.

(2)                 The allocation of purchase price is based on preliminary estimates and may change upon completion, among other reasons, of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

In October 2012, we acquired two office properties located in Indianapolis, IN with a combined 1,058,258 square feet.  The aggregate purchase price was $195,500, including the assumption of $116,000 of mortgage debt and excluding closing costs.

We also funded $80,168 of improvements to our properties during the nine months ended September 30, 2012.

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

Our and SIR’s Pending Acquisitions:

As of November 6, 2012, SIR has agreed to acquire five properties with a combined 506,592 square feet for an aggregate purchase price of $132,400, excluding closing costs.  We understand that these pending acquisitions are subject to SIR’s satisfactory completion of diligence and other customary closing conditions.  Accordingly, we can provide no assurance that SIR will acquire all or any of these properties.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Property Sales:

In April 2012, we sold an office property located in Salina, NY with 12,934 square feet for $575, excluding closing costs.  In connection with this sale, we provided mortgage financing to the buyer, an unrelated third party, totaling $419 at 6.0% per annum and recognized a gain on sale of $158.  In June 2012, we sold an office property located in Santa Fe, NM with 76,978 square feet for $1,250, excluding closing costs.  We provided mortgage financing to the buyer, an unrelated third party, totaling $1,000 at 5.0% per annum and recognized a gain on sale of $192.  In September 2012, we sold an office property located in Foxborough, MA with 208,850 square feet for $9,900, excluding closing costs, and recognized a gain on sale of $1,689.

As of September 30, 2012 and December 31, 2011, none of our properties were classified as held for sale.  We classify all properties probable for sale within one year as held for sale in our condensed consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of income, if such results are material.  Results of operations for the properties sold during 2012 are not material to our consolidated results of operations and are not included in discontinued operations.  Prior periods have been restated to reflect seven office properties and 20 industrial properties reclassified to continuing operations from discontinued operations during the fourth quarter of 2011.  Summarized income statement information for the three and nine months ended September 30, 2011, for properties sold in 2011 is as follows:

Income Statement:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
Rental income	$6,573	$20,426
Operating expenses	(3,284)	(9,428)
Depreciation and amortization	(1,336)	(4,467)
General and administrative	(228)	(717)
Acquisition related costs	(5)	(148)
Operating income	1,720	5,666

Interest income	—	3
Income from discontinued operations	$1,720	$5,669

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

	September 30,	December 31,
	2012	2011
Total minimum lease payments receivable	$33,109	$39,182
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(9,635)	(10,754)
Net investment in direct financing lease	$28,425	$33,379

Additionally, we have determined that no allowance for losses related to our direct financing lease was necessary at September 30, 2012.  Our direct financing lease has an expiration date in 2045.

Note 5.  Equity Investments

At September 30, 2012 and December 31, 2011, we had the following equity investments in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC (including 100% attribution of SIR’s 12.5% equity ownership interest in AIC):

	Ownership Percentage		Equity Investments		Equity in Earnings
					Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
GOV	21.1%	21.1%	$167,880	$172,186	$2,638	$2,740	$8,231	$8,279
AIC	25.0%	14.3%	11,116	5,291	230	28	424	111
			$178,996	$177,477	$2,868	$2,768	$8,655	$8,390

At September 30, 2012, we owned 9,950,000, or approximately 21.1%, of the common shares of beneficial interest of GOV, with a carrying value of $167,880 and a market value, based on quoted market prices, of $232,830 ($23.40 per share).  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity.

Since the GOV IPO, we have accounted for our investment in GOV using the equity method.  Under the equity method, we record our percentage share of net earnings of GOV in our condensed consolidated statements of income.  Prior to the GOV IPO, the operating results and investments of GOV were included in our consolidated results of operations and financial position.  The market value of our GOV common shares on the date of the GOV IPO exceeded our carrying value by $13,824.  We are amortizing the difference between our carrying value of GOV and our share of the underlying equity of GOV as of the date of the GOV IPO over a 30 year period, which approximates the remaining useful lives of the properties that we initially contributed to GOV.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.

In October 2012, GOV issued 7,500,000 common shares in a public offering for $23.25 per common share, raising net proceeds of approximately $166,600.  We expect to recognize a gain on this sale by an investee of approximately $7,300 as a result of the per share sales price of this transaction being above our per share carrying value.  Our ownership percentage in GOV was reduced

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

to 18.2% after this transaction.  Although we own less than 20% of the common shares of GOV after this transaction, we continue to use the equity method to account for this investment because we believe that we have significant influence over GOV because our Managing Trustees are also managing trustees of GOV.

During the nine months ended September 30, 2012 and 2011, we received cash distributions from GOV totaling $12,537 and $12,438, respectively.

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.  References in our financial statements to the Quarterly Report on Form 10-Q for GOV are included as references to the source of the data only, and the information in GOV’s Quarterly Report on Form 10-Q is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2012	2011
Real estate properties, net	$1,337,958	$1,198,050
Acquired real estate leases, net	131,159	117,596
Cash and cash equivalents	3,169	3,272
Rents receivable, net	26,806	29,000
Other assets, net	25,695	20,657
Total assets	$1,524,787	$1,368,575

Unsecured revolving credit facility	$167,000	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	93,709	95,383
Assumed real estate lease obligations, net	14,038	11,262
Other liabilities	29,047	24,762
Shareholders’ equity	870,993	891,668
Total liabilities and shareholders’ equity	$1,524,787	$1,368,575

Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental income	$54,083	$45,889	$154,811	$127,224
Operating expenses	(20,433)	(17,121)	(57,798)	(47,443)
Depreciation and amortization	(13,056)	(10,379)	(37,281)	(27,862)
Acquisition related costs	(763)	(1,008)	(1,057)	(2,846)
General and administrative	(3,637)	(2,746)	(9,395)	(7,655)
Operating income	16,194	14,635	49,280	41,418

Interest and other income	7	54	21	89
Interest expense	(4,530)	(3,162)	(12,649)	(8,775)
Equity in earnings of an investee	115	28	236	111
Income before income tax expense	11,786	11,555	36,888	32,843
Income tax (expense) benefit	(30)	8	(119)	(94)
Net income	$11,756	$11,563	$36,769	$32,749

Weighted average common shares outstanding	47,108	45,322	47,086	42,127

Net income per common share	$0.25	$0.26	$0.78	$0.78

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

As of September 30, 2012, we and SIR have invested a total of $10,544 in AIC, an insurance company owned in equal proportion by Reit Management & Research LLC, our business and property manager, or RMR, us (excluding SIR’s AIC interest), SIR and five other companies to which RMR provides management services, including GOV and Senior Housing Properties Trust, or SNH.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we and SIR are not obligated to do so.  At September 30, 2012, we (without SIR) and SIR each owned 12.5% of AIC with a combined carrying value of $11,116.  We and SIR use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR’s trustees are also directors of AIC.  Under the equity method, we record our and SIR’s percentage share of net earnings from AIC in our condensed consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 13 for additional information about our and SIR’s investment in AIC.

Note 6.  Real Estate Mortgages Receivable

We provided mortgage financing totaling $419 at 6.0% per annum in connection with an office property sold in April 2012.  This real estate mortgage requires monthly interest payments and matures on April 30, 2019.  We also provided mortgage financing totaling $1,000 at 5.0% per annum in connection with an office property sold in June 2012.  This real estate mortgage requires monthly interest payments and matures on July 1, 2017.  As of September 30, 2012, these mortgages had a carrying value of $1,419 that was included in other assets in our condensed consolidated balance sheet.

Note 7.  Indebtedness

In this Note 7, references to we, us, our or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

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

In July 2012, we prepaid at par all $190,980 of our 6.50% unsecured senior notes due 2013 using cash on hand and borrowings under our revolving credit facility.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $220 from the write off of unamortized discounts and deferred financing fees.

Also in July 2012, we issued $175,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $169,000.  These notes bear interest at 5.75%, require quarterly interest payments and mature in August 2042.  We used the net proceeds from these notes to redeem in August 2012 all 6,000,000 shares of our 7 1/8% series C preferred stock for par plus accrued and unpaid distributions (approximately $150,000), and used any excess proceeds to partially fund certain acquisitions.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In September 2012, we assumed a mortgage totaling $40,328, which was recorded at a fair value of $42,490, in connection with an acquisition of a property.  This mortgage bears interest at a rate of 5.30%, requires monthly principal and interest payments and matures in 2021.

We have a $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes.  The credit facility matures on October 19, 2015 and includes an option for us to extend the facility by one year to October 19, 2016, subject to our payment of a fee and satisfaction of certain conditions.  Our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread of 125 basis points.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  The interest rate on our revolving credit facility averaged 1.5% and 2.2% per annum for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, we had $160,000 outstanding and $590,000 available under our revolving credit facility.

We also have a $557,000 unsecured term loan, $500,000 of which matures in December 2016 and $57,000 of which matures in December 2012.  Repayments with respect to $500,000 of our term loan may be made at any time without penalty.  Our term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances.  Our term loan bears interest at LIBOR plus a spread of 150 basis points that is subject to adjustment based on our credit ratings.  The interest rate on our term loan averaged 1.8% and 2.2% for the nine months ended September 30, 2012 and 2011, respectively.

Simultaneous with the SIR IPO on March 12, 2012, SIR entered into a $500,000 revolving credit facility, or the SIR revolving credit facility, that is available to SIR for general business purposes, including acquisitions.  The SIR revolving credit facility is scheduled to mature on March 11, 2016 and subject to SIR’s payment of an extension fee and meeting certain other conditions, SIR has the option to extend the stated maturity date by one year.  The SIR revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances.  Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a spread.  SIR also pays a per annum facility fee on the total amount of lending commitments under the SIR revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to SIR’s debt leverage or credit ratings.  As of September 30, 2012, the SIR revolving credit facility spread was 130 basis points and the SIR facility fee was 30 basis points.  The interest rate on the SIR revolving credit facility averaged 1.5% for the period from March 12, 2012 to September 30, 2012.  As of September 30, 2012, SIR had $92,000 outstanding and $408,000 available under the SIR revolving credit facility.  In July 2012, SIR amended the SIR revolving credit facility to terminate the pledge of equity of certain of SIR’s subsidiaries which previously secured this facility.

In July 2012, SIR entered into a five year $350,000 unsecured term loan, or the SIR term loan, with a group of institutional lenders.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.  SIR used the net proceeds of the SIR term loan to repay amounts outstanding under the SIR revolving credit facility and for general business activities, including acquisitions.  The amount outstanding under the SIR term loan bears interest at LIBOR plus a spread that is subject to adjustment based upon changes to SIR’s debt leverage or credit ratings, if any.  As of September 30, 2012, the spread on the SIR term loan was 155 basis points.  The interest rate on the SIR term loan averaged 1.8% for the period from July 12, 2012 to September 30, 2012.

In September 2012, SIR assumed a mortgage totaling $18,500, which was recorded at a fair value of $19,984, in connection with an acquisition of two properties.  This mortgage bears interest at a rate of 5.95%, requires monthly principal and interest payments and matures in 2017.  Also in September 2012, SIR assumed a mortgage totaling $7,500, which was recorded at a fair value of $7,947, in connection with the acquisition of a property.  This mortgage bears interest at a rate of 5.689%, requires monthly interest payments and matures in 2016.

Our public debt indentures, our revolving credit facility agreement, our term loan agreement, SIR’s revolving credit facility agreement and SIR’s term loan agreement contain a number of financial and other covenants, including credit facility and term loan covenants that restrict our or SIR’s ability to make distributions under certain circumstances.  At September 30, 2012, we believe we

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

and SIR, as applicable, were in compliance with all of our respective covenants under our public debt indentures, our revolving credit facility, our term loan, SIR’s revolving credit facility and SIR’s term loan agreements.

At September 30, 2012, 25 of our and SIR’s properties costing $1,154,955 with an aggregate net book value of $1,028,581 were secured by mortgage notes totaling $869,384 (including net discounts and premiums) maturing from 2012 through 2026.

In October 2012, we repaid at maturity $4,507 of 6.00% mortgage debt using cash on hand.

Note 8.  Shareholders’ Equity

The following is a reconciliation of changes in our shareholders’ equity for the nine months ended September 30, 2012:

	Shareholders’	Shareholders’
	Equity	Equity
	Attributable to	Attributable to	Total
	CommonWealth	Noncontrolling	Shareholders’
	REIT	Interest	Equity
Balance at December 31, 2011	$3,568,517	$—	$3,568,517
Net income	57,363	10,062	67,425

Other comprehensive income:
Unrealized loss on derivative instrument	(1,987)	—	(1,987)
Foreign currency translation adjustments	5,597	—	5,597
Increase in share of investees other comprehensive income	55	10	65
Total comprehensive income	61,028	10,072	71,100

Issuance of shares of subsidiary, net	(24,369)	205,183	180,814
Redemption of preferred shares	(150,000)	—	(150,000)
Share grants	1,240	107	1,347
Distributions	(167,146)	(4,508)	(171,654)
Balance at September 30, 2012	$3,289,270	$210,854	$3,500,124

CWH (excluding SIR) Distributions:

On February 15, 2012, we paid a quarterly distribution on our series C preferred shares of $0.4453 per share, or $2,672, a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which were paid to shareholders of record as of February 1, 2012.

On February 21, 2012, we paid a quarterly distribution on our common shares of $0.50 per share, or $41,861, to shareholders of record on January 20, 2012.

On May 15, 2012, we paid a quarterly distribution on our series C preferred shares of $0.4453 per share, or $2,672, a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which were paid to shareholders of record as of May 1, 2012.

On May 24, 2012, we paid a quarterly distribution on our common shares of $0.50 per share, or $41,861, to shareholders of record on April 23, 2012.

On August 15, 2012, we paid a quarterly distribution on our series C preferred shares of $0.4453 per share, or $2,672, a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, all of which were paid to shareholders of record as of August 1, 2012.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

On August 24, 2012, we paid a quarterly distribution on our common shares of $0.50 per share, or $41,866, to shareholders of record on July 26, 2012.

In October 2012, we declared a new quarterly distribution rate of $0.25 per common share, or approximately $21,000, to be paid on or about November 21, 2012 to shareholders of record on October 22, 2012.  We also announced in October 2012 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, both of which we expect to pay on or about November 15, 2012 to our preferred shareholders of record as of November 1, 2012.

SIR Distributions:

On August 20, 2012, SIR paid a distribution on its common shares of $0.49 per share, or $15,288, to its shareholders of record on July 24, 2012.  This distribution included a quarterly distribution of $0.40 per SIR common share with respect to the quarter ended June 30, 2012 and $0.09 per SIR common share reflecting SIR’s first 20 days as a public company during the prior quarter.

In October 2012, SIR declared a new quarterly distribution rate of $0.42 per SIR common share, or approximately $13,100, to be paid on or about November 19, 2012 to SIR shareholders of record on October 22, 2012.

Share Issuances (excluding SIR):

On May 8, 2012, pursuant to our equity compensation plan we issued 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $18.74 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five then Trustees as part of their annual compensation.  In addition, on July 18, 2012, pursuant to our equity compensation plan we issued 2,000 common shares valued at $19.27 per share, the closing price of our common shares on the NYSE on that day, to a new Trustee, who was elected to our Board that day, as part of his annual compensation.

On September 14, 2012, pursuant to our equity compensation plan we granted an aggregate of 71,617 common shares, which were valued at $15.52 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.

Share Issuances by SIR:

On September 14, 2012, pursuant to its equity compensation plan, SIR granted 2,000 of its common shares to each of its five trustees as part of their annual compensation and granted an aggregate of 22,592 of its common shares to its officers and certain employees of RMR.  All of these common shares granted by SIR on September 14, 2012 were valued at $24.84 per share, the closing price of SIR’s common shares on the NYSE on that day.

Preferred Share Redemption:

In August 2012, we redeemed all 6,000,000 shares of our 7 1/8% series C preferred stock for par plus accrued and unpaid distributions (approximately $150,000).  We funded this redemption using proceeds from our senior notes issued during July 2012.

Note 9.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  During the three and nine months ended September 30, 2012, we recognized current state tax expense of $130 and $379, respectively.  In addition, during the three and nine months ended September 30, 2012, we recognized deferred tax expense of $1,192 and $1,527, respectively, related to basis differences in our Australian properties.  During the three and nine months ended September 30, 2011, we recognized current tax expense of $206 and $971, respectively, which includes $88 and $564 of foreign taxes, respectively, and $118 and $407 of certain state taxes, respectively.  In addition, during the three and nine months ended September 30, 2011, we

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

recognized a deferred tax provision of $101 and a deferred tax benefit of $228, respectively, related to basis differences in our Australian properties.  At September 30, 2012 and December 31, 2011, we had deferred tax assets of $3,006 and $1,992, respectively, of which $2,328 and $1,414, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia.  At September 30, 2012 and December 31, 2011, we had deferred tax liabilities of $3,601 and $1,214, respectively.  Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $598 and $165 as of September 30, 2012 and December 31, 2011, respectively.

Note 10.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2012, categorized by the level of inputs used in the valuation of each asset and liability:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate contracts(1)	$(17,783)	$—	$(17,783)	$—

(1)             The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is a part of our interest rate risk.  Although we have not done so as of September 30, 2012 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage notes payable due 2019, with interest payable at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $454 during the three months ended September 30, 2012 and decreased by $1,987 during the nine months ended September 30, 2012, based primarily on changes in projected market interest rates.  The fair value of our derivative instruments decreased by $6,577 and $8,651 during the three and nine months ended September 30, 2011, based primarily on changes in market interest rates.  As of September 30, 2012 and December 31, 2011, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheets totaled ($17,783) and ($15,796), respectively. We may enter additional interest rate swaps or hedge agreements from time to time to manage some of our additional interest rate risk associated with our floating rate borrowings.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

In addition to the liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, equity investments, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facilities, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At September 30, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Equity investment in GOV	$167,880	$232,830	$172,186	$224,373
Senior notes and mortgage notes payable	$2,817,036	$3,074,099	$2,745,331	$2,924,141

At September 30, 2012 and December 31, 2011, the fair values of our equity investment in GOV are based on quoted market prices of $23.40 and $22.55, respectively (level 1 inputs).  The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2012, no single tenant of ours was responsible for more than 3% of our total annualized rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 11.  Earnings Per Common Share

As of September 30, 2012, we had 15,180,000 shares of series D cumulative convertible preferred stock that were convertible into 7,298,165 of our common shares.  The effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Segment Information

As of September 30, 2012, we owned 50 Central Business District, or CBD, office properties, 275 suburban office properties and 201 industrial & other properties.  We account for all of these properties in geographic operating segments for financial reporting purposes based on our method of internal reporting.  We account for our properties by property type (i.e., CBD office, suburban office and industrial & other) and by geographic regions.  We define these individual geographic segments as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized rental income or property net operating income, or NOI, which we define as rental income less operating expenses.  Our geographic segments include Metro Chicago, IL, Metro Philadelphia, PA, Oahu, HI, Metro Denver, CO, Metro Washington, DC and Other Markets, which includes properties located elsewhere throughout the United States and Australia.  Prior periods have been restated to reflect seven office properties and 20 industrial properties reclassified to continuing operations from discontinued operations during the fourth quarter of 2011.  Property level information by geographic segment and property type as of and for the three and nine months ended September 30, 2012 and 2011 is as follows:

	As of September 30, 2012				As of September 30, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property square feet (in thousands):
Metro Chicago, IL	3,600	1,164	104	4,868	2,582	1,164	104	3,850
Metro Philadelphia, PA	4,596	462	—	5,058	4,591	462	—	5,053
Oahu, HI	—	—	17,844	17,844	—	—	17,896	17,896
Metro Denver, CO	672	929	553	2,154	672	789	553	2,014
Metro Washington, DC	428	1,210	—	1,638	428	1,216	—	1,644
Other Markets	11,064	18,918	15,288	45,270	9,547	18,516	13,767	41,830
Totals	20,360	22,683	33,789	76,832	17,820	22,147	32,320	72,287

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Chicago, IL	$26,900	$7,005	$111	$34,016	$14,510	$6,783	$110	$21,403
Metro Philadelphia, PA	29,134	1,073	—	30,207	29,363	1,378	—	30,741
Oahu, HI	—	—	18,318	18,318	—	—	18,238	18,238
Metro Denver, CO	4,800	3,685	2,404	10,889	4,998	4,005	2,324	11,327
Metro Washington, DC	3,073	6,099	—	9,172	4,756	8,811	—	13,567
Other Markets	63,552	73,881	21,626	159,059	52,463	73,536	20,510	146,509
Totals	$127,459	$91,743	$42,459	$261,661	$106,090	$94,513	$41,182	$241,785

Property net operating income:
Metro Chicago, IL	$14,858	$3,854	$103	$18,815	$8,044	$3,683	$104	$11,831
Metro Philadelphia, PA	14,829	116	—	14,945	14,854	247	—	15,101
Oahu, HI	—	—	14,294	14,294	—	—	13,637	13,637
Metro Denver, CO	3,022	2,746	1,227	6,995	3,136	3,086	1,191	7,413
Metro Washington, DC	2,370	3,319	—	5,689	3,942	5,957	—	9,899
Other Markets	32,149	41,447	14,750	88,346	26,701	39,319	13,201	79,221
Totals	$67,228	$51,482	$30,374	$149,084	$56,677	$52,292	$28,133	$137,102

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Chicago, IL	$77,947	$19,616	$333	$97,896	$18,736	$21,710	$346	$40,792
Metro Philadelphia, PA	87,721	3,383	—	91,104	86,273	3,957	—	90,230
Oahu, HI	—	—	56,511	56,511	—	—	54,951	54,951
Metro Denver, CO	15,169	10,162	6,856	32,187	16,040	10,954	6,674	33,668
Metro Washington, DC	10,738	19,729	—	30,467	11,596	21,092	—	32,688
Other Markets	183,366	216,120	60,630	460,116	145,453	213,551	59,063	418,067
Totals	$374,941	$269,010	$124,330	$768,281	$278,098	$271,264	$121,034	$670,396

Property net operating income:
Metro Chicago, IL	$41,145	$10,477	$310	$51,932	$10,225	$12,787	$317	$23,329
Metro Philadelphia, PA	46,606	347	—	46,953	43,919	384	—	44,303
Oahu, HI	—	—	43,979	43,979	—	—	40,883	40,883
Metro Denver, CO	9,851	8,075	3,923	21,849	10,455	8,640	3,671	22,766
Metro Washington, DC	7,962	12,028	—	19,990	8,869	13,378	—	22,247
Other Markets	95,863	121,400	41,555	258,818	76,063	117,387	37,715	231,165
Totals	$201,427	$152,327	$89,767	$443,521	$149,531	$152,576	$82,586	$384,693

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table reconciles our calculation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We define NOI as rental income from real estate including lease termination fees received from tenants less our property operating expenses including property marketing costs.  NOI excludes capitalized tenant improvement costs and leasing commissions.  We consider NOI to be appropriate supplemental information to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental income	$261,661	$241,785	$768,281	$670,396
Operating expenses	(112,577)	(104,683)	(324,760)	(285,703)
Property net operating income (NOI)	$149,084	$137,102	$443,521	$384,693

Property NOI	$149,084	$137,102	$443,521	$384,693
Depreciation and amortization	(63,437)	(56,389)	(188,340)	(159,072)
General and administrative	(14,592)	(11,692)	(40,266)	(34,275)
Loss on asset impairment	—	(9,247)	—	(9,247)
Acquisition related costs	(1,066)	(4,805)	(5,002)	(9,722)
Operating income	69,989	54,969	209,913	172,377

Interest and other income	399	320	1,100	1,395
Interest expense	(51,138)	(49,423)	(150,481)	(145,037)
(Loss) gain on early extinguishment of debt	(220)	310	(1,895)	310
Equity in earnings of investees	2,868	2,768	8,655	8,390
Gain on issuance of shares by an equity investee	—	11,177	—	11,177
Income from continuing operations before income tax expense	21,898	20,121	67,292	48,612
Income tax expense	(1,322)	(307)	(1,906)	(743)
Income from continuing operations	20,576	19,814	65,386	47,869
Income from discontinued operations	—	1,720	—	5,669
Net gain on sale of properties from discontinued operations	—	7,001	—	41,573
Income before gain on sale of properties	20,576	28,535	65,386	95,111
Gain on sale of properties	1,689	—	2,039	—
Net income	$22,265	$28,535	$67,425	$95,111

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our properties.  RMR also provides management and administrative services to SIR under separate business management and property management agreements with SIR.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include SNH, GOV and SIR.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  SNH’s, GOV’s and SIR’s executive officers are officers of RMR, and SNH’s President and Chief Operating Officer is also a director of RMR.  Two of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR and the business management agreement between SIR and RMR, we incurred on a consolidated basis expenses of $11,057 and $10,178 for the three months ended September 30, 2012 and 2011, respectively, and $32,087 and $28,906 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our condensed consolidated financial statements.  In connection with our property management agreement with RMR and the property management agreement between SIR and RMR, we incurred on a consolidated basis property management and construction supervision fees of $8,593 and $7,725 for the three months ended September 30, 2012 and 2011, respectively, and $24,483 and $21,378 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

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

As previously reported, we previously granted SNH a right of first refusal to purchase certain of our properties if we sought to sell them.  Between November 2010 and January 2011, we sold 27 properties (approximately 2,803,000 square feet), which were majority leased to tenants in medical related businesses, to SNH for an aggregate sale price of $470,000, excluding closing costs.  We recognized net gains totaling approximately $168,272 from these sales, including net gains totaling approximately $34,666 during the first quarter of 2011.  In September 2011, we sold to SNH 13 additional properties (approximately 1,310,000 square feet), which were majority leased to tenants in medical related businesses, for an aggregate sale price of $167,000, excluding closing costs, and we recognized net gains totaling $7,846 from these sales.  In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the then existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH.

GOV was formerly our 100% owned subsidiary.  We are GOV’s largest shareholder and, as of the date of this report, we own 9,950,000 common shares of GOV, which represents approximately 18.2% of GOV’s outstanding common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of GOV, and our President, Mr. Adam Portnoy, was the President of GOV from its formation in 2009 until January 2011.  RMR provides management services to both us and GOV.

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

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

SIR was formerly our 100% owned subsidiary.  We are SIR’s largest shareholder and SIR continues to be one of our consolidated subsidiaries.  As of the date of this report, we own 22,000,000 common shares of SIR, which represents approximately 70.4% of SIR’s outstanding common shares.  Our SIR common shares had a market value, based on quoted market prices, of $541,640 ($24.62 per share) as of September 30, 2012.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of SIR.  In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.  RMR provides management services to both us and SIR.

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

We (excluding SIR), RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  We and SIR each use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR’s trustees are also directors of AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $6,560 in connection with that renewal, which amount is the consolidated premium paid by us and SIR and which amount may be adjusted from time to time as we or SIR acquire or dispose of properties that are included in this program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 28, 2012, or our Proxy Statement, our Current Report on Form 8-K dated March 12, 2012, or the March 12 Current Report, and our other filings with the SEC, including Note 9 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement and Item 1.01 of the March 12 Current Report.  In addition, please see the section captioned “Risk Factors” of our Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our and SIR’s business management agreements and property management agreements with RMR, various agreements we have with SNH, GOV and SIR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

OVERVIEW

The majority of the properties owned by us (excluding SIR), or our wholly owned properties, are office buildings in CBD and suburban locations throughout the United States.  Our wholly owned property portfolio also includes 12.3 million square feet of industrial and other space and 1.8 million square feet of office and industrial buildings located in Australia.  Our consolidated subsidiary, SIR, owns 23.9 million square feet of primarily net leased, single tenant office and industrial properties, including 17.7 million square feet of primarily leasable industrial and commercial lands located in Oahu, Hawaii.

References to our properties in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include our consolidated properties, including SIR’s properties, unless the context otherwise provides.

Property Operations

As of September 30, 2012, 84.5% of our total consolidated square feet was leased, compared to 84.1% leased as of September 30, 2011.  These results reflect a 0.6% decline in occupancy at properties we owned continuously since January 1, 2011, offset by property acquisitions during 2011 and 2012.  Occupancy data for 2012 and 2011 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2012	2011	2012	2011
Total properties	526	516	491	491
Total square feet	76,832	72,287	65,213	65,213
Percent leased(2)	84.5%	84.1%	83.1%	83.7%

(1)             Based on properties owned continuously since January 1, 2011.

(2)             Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average effective rental rate per square foot, as defined below, for our properties for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CBD office buildings	$29.14	$30.27	$30.15	$28.15
Suburban office buildings	$21.46	$22.16	$21.09	$21.55
Industrial properties (including Hawaii land leases)	$5.90	$5.88	$5.77	$5.72
Consolidated portfolio	$16.51	$16.37	$16.44	$15.37

(1)       Average effective rental rate per square foot represents total rental income during the period specified adjusted for tenant concessions, including free rent and tenant reimbursements, divided by the average rentable square feet leased during the period specified.

During the three months ended September 30, 2012, we renewed leases for 942,000 square feet and entered into new leases for 385,000 square feet, at weighted average rental rates that were approximately 2% below rents previously charged for the same space.  The average lease term for leases entered into during 2012 was 6.0 years.  Commitments for tenant improvements, leasing commissions, tenant reimbursements and free rent for leases entered into during 2012 totaled $17.0 million, or $12.79 per square foot on average (approximately $2.13/sq. ft. per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  Required tenant concessions, including tenant improvements, leasing commissions, tenant reimbursements and free rent have increased in certain markets since 2008.  Tenant concessions are generally amortized during the terms of the affected leases.  We believe that the current high unemployment rate and weak leasing market conditions in the U.S. may lead to stable or modest decreases in occupancy and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through the remainder of 2012, but we expect our occupancy may begin to improve in 2013.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rental income or financial results for future periods.

As of September 30, 2012, approximately 11.7% of our leased square feet and 12.4% of our annualized rental income, determined as set forth below, are included in leases scheduled to expire through December 31, 2013.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated.  Lease expirations by year, as of September 30, 2012, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Income	Income	Income
Year	Expiring	Expiring(1)	Expiring	Expiring	Expiring(2)	Expiring	Expiring
2012	285	1,941	3.0%	3.0%	$30,409	3.1%	3.1%
2013	438	5,657	8.7%	11.7%	92,123	9.3%	12.4%
2014	345	4,875	7.5%	19.2%	71,622	7.2%	19.6%
2015	370	5,040	7.8%	27.0%	100,636	10.1%	29.7%
2016	310	7,068	10.9%	37.9%	110,377	11.1%	40.8%
2017	276	4,562	7.0%	44.9%	100,346	10.1%	50.9%
2018	107	4,321	6.7%	51.6%	81,180	8.2%	59.1%
2019	83	4,320	6.7%	58.3%	54,538	5.4%	64.5%
2020	65	3,163	4.9%	63.2%	77,468	7.8%	72.3%
2021	52	2,381	3.7%	66.9%	41,369	4.2%	76.5%
Thereafter	229	21,563	33.1%	100.0%	234,526	23.5%	100.0%
	2,560	64,891	100.0%		$994,594	100.0%

Weighted average remaining lease term (in years):		8.0			6.5

(1)             Square feet is pursuant to existing leases as of September 30, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)             Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Our principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2012, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

				% of
				Annualized
		Square	% of Total	Rental
Tenant		Feet(1)	Square Feet	Income(2)	Expiration
1.	Telstra Corporation Limited	311	0.5%	2.0%	2020
2.	Office Depot, Inc.	651	1.0%	1.7%	2016 and 2023
3.	Expedia, Inc.	365	0.6%	1.5%	2018
4.	U.S. Government(3)	598	0.9%	1.5%	2012 to 2032
5.	PNC Financial Services Group	591	0.9%	1.5%	2013 to 2021
6.	John Wiley & Sons, Inc.	342	0.5%	1.5%	2017
7.	Wells Fargo Bank	564	0.9%	1.4%	2012 to 2022
8.	GlaxoSmithKline plc	608	0.9%	1.3%	2013
9.	United Healthcare Services Inc.	556	0.9%	1.3%	2012 to 2023
10.	The Bank of New York Mellon Corp.	393	0.6%	1.1%	2015 to 2021
11.	Royal Dutch Shell plc	631	1.0%	1.0%	2016
	Total	5,610	8.7%	15.8%

(1)             Square feet is pursuant to existing leases as of September 30, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)             Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

(3)             Including our 21.1% pro rata ownership of GOV as of September 30, 2012, the U.S. Government represents 2,001 square feet, or 3.0% of our total square feet, and 4.6% of our total rental income.

Investment Activities

Since January 1, 2012, we (excluding SIR) have acquired six office properties with a combined 3,440,720 square feet for an aggregate purchase price of $556.6 million, including the assumption of $333.2 million of mortgage debt and excluding closing costs. At the time of acquisition, these properties were 94.4% leased for a weighted average (by rents) term of 6.3 years and at rents which yielded approximately 8.7% of the aggregate gross purchase price, based on estimated annual NOI, which we define as GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.  As of November 6, 2012, we (excluding SIR) have no pending agreements to acquire properties.

Since January 1, 2012, we (excluding SIR) have sold three suburban office properties with a combined 298,762 square feet for an aggregate sales price of $11.7 million, excluding closing costs.  In addition, we (excluding SIR) currently plan to explore selling some of our lower performing wholly owned suburban office properties and to increase our investment in certain of our other wholly owned suburban office properties in an attempt to increase our occupancy at those properties with a view to possible sale of some or all of those properties.

SIR was formerly our 100% owned subsidiary.  On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters’ over allotment option) for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180.8 million.  We are SIR’s largest shareholder and, as of the date of this report, we own 22,000,000 common shares of SIR, which represents approximately 70.4% of SIR’s outstanding common shares.  Our SIR common shares had a market value, based on quoted market prices, of $541.6 million ($24.62 per share) as of September 30, 2012.

Since the date of the SIR IPO, SIR has acquired nine properties with a combined 2,534,979 square feet for an aggregate purchase price of $260.7 million, including the assumption of $26.0 million of mortgage debt and excluding closing costs.  At the time of acquisition, these properties were 100% leased for a weighted average (by rents) term of 13.7 years and at rents which yielded approximately 10.0% of the aggregate gross purchase price, based on estimated annual NOI, as defined above.  As of November 6, 2012, SIR has entered into agreements to acquire five properties with a combined 506,592 square feet for an aggregate purchase price of $132.4 million, excluding closing costs.  SIR’s pending agreements to acquire additional properties are subject to conditions typical of commercial real estate transactions, including completion of due diligence; accordingly, there can be no assurance that SIR will acquire all or any of these properties.

Financing Activities

In January 2012, we prepaid at par all $150.7 million of our 6.95% unsecured senior notes due 2012, using cash on hand and borrowings under our revolving credit facility.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $67,000 from the write off of unamortized discounts and deferred financing fees.

In February 2012, we repaid at maturity $5.4 million of 7.31% mortgage debt using cash on hand.

In March 2012, SIR entered into a $500.0 million revolving credit facility that is available to SIR for general business purposes, including acquisitions.  The SIR revolving credit facility is scheduled to mature on March 11, 2016 and, subject to SIR’s payment of an extension fee and meeting certain other conditions, SIR has the option to extend the stated maturity date by one year.  Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a spread.  SIR also pays a per annum facility fee on the total amount of lending commitments under the SIR revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to SIR’s debt leverage or credit ratings.  The SIR revolving credit facility was amended in July 2012 to terminate the pledge of equity of certain of SIR’s subsidiaries that previously secured this facility.

In May 2012, we prepaid at par $12.7 million of 6.06% mortgage debt using cash on hand.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $1.6 million from the write off of unamortized discounts and deferred financing fees.

In July 2012, we prepaid at par all $191.0 million of our 6.50% unsecured senior notes due 2013 using cash on hand and borrowings under our revolving credit facility.  In connection with this prepayment, we recorded a loss on early extinguishment of debt of $220,000 from the write off of unamortized discounts and deferred financing fees.

Also in July 2012, we issued $175.0 million of 5.75% unsecured senior notes due 2042 in a public offering, raising net proceeds of approximately $169.0 million.  We used the net proceeds from these notes to redeem in August 2012 all 6,000,000 shares of our 7 1/8% series C preferred stock for par plus accrued and unpaid distributions (approximately $150.0 million), and used any excess proceeds to partially fund certain acquisitions.

Also in July 2012, SIR entered into a five year $350.0 million unsecured term loan with a group of institutional lenders.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.  SIR used the net proceeds of the SIR term loan to repay amounts outstanding under the SIR revolving credit facility and for general business activities, including acquisitions.  The amount outstanding under the SIR term loan bears interest at LIBOR plus a spread that is subject to adjustment based upon changes to SIR’s debt leverage or credit ratings.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$222,552	$229,177	$(6,625)	(2.9)%	$39,109	$12,608	$26,501	210.2%	$261,661	$241,785	$19,876	8.2%
Operating expenses	96,776	100,804	(4,028)	(4.0)%	15,801	3,879	11,922	307.3%	112,577	104,683	7,894	7.5%
Net operating income(3)	$125,776	$128,373	$(2,597)	(2.0)%	$23,308	$8,729	$14,579	167.0%	149,084	137,102	11,982	8.7%

Other expenses:
Depreciation and amortization									63,437	56,389	7,048	12.5%
General and administrative									14,592	11,692	2,900	24.8%
Loss on asset impairment									—	9,247	(9,247)	(100.0)%
Acquisition related costs									1,066	4,805	(3,739)	(77.8)%
Total other expenses									79,095	82,133	(3,038)	(3.70)%
Operating income									69,989	54,969	15,020	27.3%
Interest and other income									399	320	79	24.7%
Interest expense									(51,138)	(49,423)	(1,715)	3.5%
(Loss) gain on early extinguishment of debt									(220)	310	(530)	(171.0)%
Equity in earnings of investees									2,868	2,768	100	3.6%
Gain on issuance of shares by an equity investee									—	11,177	(11,177)	(100.0)%
Income from continuing operations before income tax expense									21,898	20,121	1,777	8.8%
Income tax expense									(1,322)	(307)	(1,015)	330.6%
Income from continuing operations									20,576	19,814	762	3.8%
Discontinued operations:
Income from discontinued operations									—	1,720	(1,720)	(100.0)%
Net gain on sale of properties from discontinued operations									—	7,001	(7,001)	(100.0)%
Income before gain on sale of properties									20,576	28,535	(7,959)	(27.9)%
Gain on sale of properties									1,689	—	1,689	100.0%
Net income									22,265	28,535	(6,270)	(22.0)%
Net income attributable to noncontrolling interest									(4,647)	—	(4,647)	100.0%
Net income attributable to CommonWealth REIT									17,618	28,535	(10,917)	(38.3)%
Preferred distributions									(12,755)	(13,823)	1,068	(7.7)%
Excess redemption price paid over carrying value of preferred shares									(4,985)	—	(4,985)	100.0%
Net (loss) income available for CommonWealth REIT common shareholders									$(122)	$14,712	$(14,834)	(100.8)%

Amounts attributable to CommonWealth REIT common shareholders:
(Loss) income from continuing operations									$(122)	$5,991	(6,113)	(102.0)%
Income from discontinued operations									—	1,720	(1,720)	(100.0)%
Net gain on sale of properties from discontinued operations									—	7,001	(7,001)	(100.0)%
Net (loss) income									$(122)	$14,712	$(14,834)	(100.8)%

Weighted average common shares outstanding — basic and diluted									83,745	81,536	2,209	2.7%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
(Loss) income from continuing operations									$—	$0.07	$(0.07)	(100.0)%
Income from discontinued operations									$—	$0.11	$(0.11)	(100.0)%
Net (loss) income available for common shareholders									$—	$0.18	$(0.18)	(100.0)%

(1)                 Comparable properties consist of 509 properties we owned continuously from July 1, 2011 to September 30, 2012.

(2)                 Acquired properties consist of 17 and four (which four are included in the 17) properties we owned on September 30, 2012 and 2011, respectively, and which we acquired during the period from July 1, 2011 to September 30, 2012.

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

Calculation of Funds from Operations, or FFO, and Normalized FFO

	Three Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Calculation of FFO:(1)
Net income attributable to CommonWealth REIT	$17,618	$28,535
Plus: depreciation and amortization from continuing operations	63,437	56,389
Plus: depreciation and amortization from discontinued operations	—	1,336
Plus: loss on asset impairment from continuing operations	—	9,247
Plus: FFO from investees	5,472	4,918
Plus: net income attributable to noncontrolling interest	4,647	—
Less: FFO attributable to noncontrolling interest	(5,796)	—
Less: gain on sale of properties	(1,689)	—
Less: net gain on sale of properties from discontinued operations	—	(7,001)
Less: equity in earnings of investees	(2,868)	(2,768)
FFO attributable to CommonWealth REIT	80,821	90,656
Less: preferred distributions	(12,755)	(13,823)
FFO available for CommonWealth REIT common shareholders	$68,066	$76,833

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT	$80,821	$90,656
Plus: acquisition related costs from continuing operations	1,066	4,805
Plus: acquisition related costs from discontinued operations	—	5
Plus: normalized FFO from investees	5,633	5,142
Plus: loss (gain) on early extinguishment of debt from continuing operations	220	(310)
Less: early extinguishment of debt settled in cash	—	(232)
Plus: average minimum rent from direct financing lease	329	329
Plus: FFO attributable to noncontrolling interest	5,796	—
Less: normalized FFO attributable to noncontrolling interest	(5,968)	—
Less: FFO from investees	(5,472)	(4,918)
Less: interest earned from direct financing lease	(353)	(432)
Less: gain on issuance of shares by an equity investee	—	(11,177)
Normalized FFO attributable to CommonWealth REIT	82,072	83,868
Less: preferred distributions	(12,755)	(13,823)
Normalized FFO available for CommonWealth REIT common shareholders	$69,317	$70,045

Weighted average common shares outstanding — basic	83,745	81,536
Weighted average common shares outstanding — diluted	91,043	88,834

Per common share:
FFO available for CommonWealth REIT common shareholders — basic	$0.81	$0.94
FFO available for CommonWealth REIT common shareholders — diluted	$0.81	$0.93
Normalized FFO available for CommonWealth REIT common shareholders — basic	$0.83	$0.86
Normalized FFO available for CommonWealth REIT common shareholders — diluted	$0.83	$0.86

(1)             We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, less gain or loss on sale of properties, earnings from equity investees and FFO attributable to noncontrolling interest.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, gains from issuance of shares by equity investees, gain and loss on early extinguishment of debt unless settled in cash, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interest.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facilities, term loan agreements and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 509 properties we owned continuously from July 1, 2011 to September 30, 2012 as comparable properties.  We refer to the 17 and four (which four are included in the 17) properties that we owned as of September 30, 2012 and 2011, respectively, which we acquired during the period from July 1, 2011 to September 30, 2012, as acquired properties.  Our condensed consolidated statement of income for the three months ended September 30, 2012 includes the operating results of nine acquired properties for the entire period, as we acquired these properties prior to July 1, 2012, and the operating results of eight acquired properties for less than the entire period, as those properties were purchased during the three months ended September 30, 2012.  Our condensed consolidated statement of income for the three months ended September 30, 2011 includes the operating results of four acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that three month period), as those properties were purchased during the period from July 1, 2011 to September 30, 2011.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.

Rental income.  Rental income increased for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to an increase in rental income from our Metro Chicago, IL and Other Markets segments, offset by a decrease in rental income from our Metro Washington, DC segment, as presented in the segment information in Note 12 to the notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects our acquisition of four properties during the three months ended September 30, 2011 and 13 properties during the nine months ended September 30, 2012.  Rental income from our Metro Chicago, IL segment increased by $12.6 million, or 58.9%, primarily reflecting our acquisition of two properties during the three months ended September 30, 2011 and one property during the nine months ended September 30, 2012.  Rental income from our Other Markets segment increased $12.6 million, or 8.6%, primarily reflecting our acquisition of two properties during the three months ended September 30, 2011 and 11 properties during the nine months ended September 30, 2012.   Rental income from our Metro Washington, DC segment decreased $4.4 million, or 32.4%, reflecting a decline in occupancy during 2012.  The decrease in rental income at our comparable properties primarily reflects the decline in suburban office occupancy.  Rental income includes non-cash straight line rent adjustments totaling $10.7 million in the 2012 period and $7.7 million in the 2011 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.4 million in each of the 2012 period and the 2011 period.  Rental income also includes lease termination fees totaling $1.5 million in the 2012 period and $2.0 million in the 2011 period.

Operating expenses.  The increase in operating expenses primarily reflects our acquisition of 17 properties since July 1, 2011, partially offset by a decrease in occupancy and the related decrease in variable operating expenses at our comparable properties.

Total other expenses.  The decrease in total other expenses primarily reflects a loss on asset impairment recorded in 2011 and lower costs related to our acquisition activity during the three months ended September 30, 2012 compared to the same three month period in 2011, offset by portfolio acquisitions, depreciation of capital improvements we made since July 1, 2011 and an increase in general and administrative expenses related to SIR operating as a separate public company.

Interest and other income.  The modest increase in interest and other income reflects earnings from mortgage financing we provided to buyers of properties we sold during 2012.

Interest expense.  The increase in interest expense in 2012 primarily reflects the assumption of $508.2 million of mortgage debt since July 1, 2011, an increase in the principal amount of our floating rate term loan in 2011 and the new SIR term loan in 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in 2012, partially offset by the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012, the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the repayment of $5.4 million of 7.31% mortgage debt in February 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012 and the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

Loss (gain) on early extinguishment of debt.  The loss on early extinguishment of debt in 2012 reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012.   The gain on early extinguishment of debt in 2011 reflects the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from GOV and AIC.  The increase in earnings of investees reflects our increased equity ownership interest in AIC on a consolidated basis as a result of SIR’s investment in AIC in May 2012.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee reflects the issuance of 6,500,000 common shares by GOV in July 2011 at a price above our per share carrying value.

Income tax expense.  The increase in income tax expense reflects recent tax rate increases in Australia.

Income from discontinued operations.  Income from discontinued operations primarily reflects operating results from 12 office properties and one industrial property sold during the three months ended September 30, 2011.

Net gain on sale of properties.  Net gain on sale of properties reflects net gains totaling $7.0 million from the sale of 12 office properties and one industrial property categorized as discontinued operations in 2011 and gains totaling $1.7 million from the sale of one vacant office property in September 2012.

Net income.  The decrease in net income is due primarily to the changes noted above.

Net income attributable to noncontrolling interest.  Net income attributable to noncontrolling interest represents the noncontrolling portion, or 29.6%, of SIR’s net income for the three months ended September 30, 2012.

Net income attributable to CommonWealth REIT and net (loss) income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT reflects the same factors noted above as well as the noncontrolling portion, or 29.6%, of the net income of our consolidated subsidiary, SIR.  Net (loss) income available for CommonWealth REIT common shareholders is net income attributable to CommonWealth REIT reduced by preferred distributions and the excess redemption price paid over the carrying value of our 7 1/8% series C preferred shares that we redeemed in August 2012.  The decrease in preferred distributions primarily reflects the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily results from 11,500,000 common shares we issued in a public equity offering in July 2011.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$611,128	$617,743	$(6,615)	(1.1)%	$157,153	$52,653	$104,500	198.5%	$768,281	$670,396	$97,885	14.6%
Operating expenses	258,662	265,949	(7,287)	(2.7)%	66,098	19,754	46,344	234.6%	324,760	285,703	39,057	13.7%
Net operating income	$352,466	$351,794	$672	0.2%	$91,055	$32,899	$58,156	176.8%	443,521	384,693	58,828	15.3%

Other expenses:
Depreciation and amortization									188,340	159,072	29,268	18.4%
General and administrative									40,266	34,275	5,991	17.5%
Loss on asset impairment									—	9,247	(9,247)	(100.0)%
Acquisition related costs									5,002	9,722	(4,720)	(48.5)%
Total other expenses									233,608	212,316	21,292	10.0%
Operating income									209,913	172,377	37,536	21.8%
Interest and other income									1,100	1,395	(295)	(21.1)%
Interest expense									(150,481)	(145,037)	(5,444)	3.8%
(Loss) gain on early extinguishment of debt									(1,895)	310	(2,205)	(711.3)%
Equity in earnings of investees									8,655	8,390	265	3.2%
Gain on issuance of shares by an equity investee									—	11,177	(11,177)	(100.0)%
Income from continuing operations before income tax expense									67,292	48,612	18,680	38.4%
Income tax expense									(1,906)	(743)	(1,163)	156.5%
Income from continuing operations									65,386	47,869	17,517	36.6%
Discontinued operations:
Income from discontinued operations									—	5,669	(5,669)	(100.0)%
Net gain on sale of properties from discontinued operations									—	41,573	(41,573)	(100.0)%
Income before gain on sale of properties									65,386	95,111	(29,725)	(31.3)%
Gain on sale of properties									2,039	—	2,039	100.0%
Net income									67,425	95,111	(27,686)	(29.1)%
Net income attributable to noncontrolling interest									(10,062)	—	(10,062)	100.0%
Net income attributable to CommonWealth REIT									57,363	95,111	(37,748)	(39.7)%
Preferred distributions									(40,401)	(33,162)	(7,239)	21.8%
Excess redemption price paid over carrying value of preferred shares									(4,985)	—	(4,985)	100.0%
Net income available for CommonWealth REIT common shareholders									$11,977	$61,949	$(49,972)	(80.7)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$11,977	$14,707	(2,730)	(18.6)%
Income from discontinued operations									—	5,669	(5,669)	(100.0)%
Net gain on sale of properties from discontinued operations									—	41,573	(41,573)	(100.0)%
Net income									$11,977	$61,949	$(49,972)	(80.7)%

Weighted average common shares outstanding — basic and diluted									83,731	75,307	8,424	11.2%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.14	$0.20	$(0.06)	(30.0)%
Income from discontinued operations									$—	$0.63	$(0.63)	(100.0)%
Net income available for common shareholders									$0.14	$0.82	$(0.68)	(82.9)%

(1)                 Comparable properties consist of 491 properties we owned continuously from January 1, 2011 to September 30, 2012.

(2)                 Acquired properties consist of 35 and 22 (which 22 are included in the 35) properties we owned on September 30, 2012 and 2011, respectively, and which we acquired during the period from January 1, 2011 to September 30, 2012.

Calculation of FFO and Normalized FFO

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Calculation of FFO:
Net income attributable to CommonWealth REIT	$57,363	$95,111
Plus: depreciation and amortization from continuing operations	188,340	159,072
Plus: depreciation and amortization from discontinued operations	—	4,467
Plus: loss on asset impairment from continuing operations	—	9,247
Plus: FFO from investees	16,070	14,476
Plus: net income attributable to noncontrolling interest	10,062	—
Less: FFO attributable to noncontrolling interest	(12,270)	—
Less: gain on sale of properties	(2,039)	—
Less: net gain on sale of properties from discontinued operations	—	(41,573)
Less: equity in earnings of investees	(8,655)	(8,390)
FFO attributable to CommonWealth REIT	248,871	232,410
Less: preferred distributions	(40,401)	(33,162)
FFO available for CommonWealth REIT common shareholders	$208,470	$199,248

Calculation of Normalized FFO:
FFO attributable to CommonWealth REIT	$248,871	$232,410
Plus: acquisition related costs from continuing operations	5,002	9,722
Plus: acquisition related costs from discontinued operations	—	148
Plus: normalized FFO from investees	16,293	15,175
Plus: loss (gain) on early extinguishment of debt from continuing operations	1,895	(310)
Less: early extinguishment of debt settled in cash	—	(232)
Plus: average minimum rent from direct financing lease	987	768
Plus: FFO attributable to noncontrolling interest	12,270	—
Less: normalized FFO attributable to noncontrolling interest	(12,641)	—
Less: FFO from investees	(16,070)	(14,476)
Less: interest earned from direct financing lease	(1,119)	(1,036)
Less: gain on issuance of shares by an equity investee	—	(11,177)
Normalized FFO attributable to CommonWealth REIT	255,488	230,992
Less: preferred distributions	(40,401)	(33,162)
Normalized FFO available for CommonWealth REIT common shareholders	$215,087	$197,830

Weighted average common shares outstanding — basic	83,731	75,307
Weighted average common shares outstanding — diluted	91,029	82,605

Per common share:
FFO available for CommonWealth REIT common shareholders — basic	$2.49	$2.65
FFO available for CommonWealth REIT common shareholders — diluted	$2.49	$2.64
Normalized FFO available for CommonWealth REIT commonshareholders — basic	$2.57	$2.63
Normalized FFO available for CommonWealth REIT common shareholders — diluted	$2.57	$2.62

We refer to the 491 properties we owned continuously from January 1, 2011 to September 30, 2012 as comparable properties.  We refer to the 35 and 22 (which 22 are included in the 35) properties that we owned as of September 30, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to September 30, 2012, as acquired properties.  Our condensed consolidated statement of income for the nine months ended September 30, 2012 includes the operating results of 22 acquired properties for the entire period, as we acquired these properties prior to January 1, 2012, and the operating results of 13 acquired properties for less than the entire period, as those properties were purchased during the nine months ended September 30, 2012.  Our condensed consolidated statement of income for the nine months ended September 30, 2011 includes the operating results of 22 acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that nine month period), as those properties were purchased during the period from January 1, 2011 to September 30, 2011.

References to changes in the income and expense categories below relate to the comparison of results for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011.

Rental income.  Rental income increased for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to an increase in rental income from our Metro Chicago, IL and Other Markets segments, as presented in the segment information in Note 12 to the notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.  The aggregate increase primarily reflects our acquisition of 22 properties in 2011 and 13 properties during the nine months ended September 30, 2012.  Rental income from our Metro Chicago, IL segment increased by $57.1 million, or 140.0%, primarily reflecting our acquisition of three properties in 2011 and one property during the nine months ended September 30, 2012.  Rental income from our Other Markets segment increased $42.0 million, or 10.1%, primarily reflecting our acquisition of 26 properties since January 1, 2011.  The decrease in rental income at our comparable properties primarily reflects the decline in suburban office occupancy.  Rental income includes non-cash straight line rent adjustments totaling $28.7 million in the 2012 period and $23.2 million in the 2011 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $7.5 million in the 2012 period and $5.4 million in the 2011 period.  Rental income also includes lease termination fees totaling $3.8 million in the 2012 period and $3.7 million in the 2011 period.

Operating expenses.  The increase in operating expenses primarily reflects our acquisition of 35 properties since January 1, 2011.  The decrease in operating expenses at our comparable properties primarily reflects the relatively mild winter season experienced during the first quarter of 2012 and the resulting savings in snow removal and utility costs and a decrease in occupancy and the related decrease in variable operating expenses at our comparable properties.

Total other expenses.  The increase in total other expenses primarily reflects portfolio acquisitions, depreciation of capital improvements we made since January 1, 2011 and an increase in general and administrative expenses related to SIR operating as a separate public company, partially offset by the loss on asset impairment recorded in the 2011 period and lower costs for acquisitions in the 2012 period compared to the 2011 period.

Interest and other income.  The decrease in interest and other income primarily reflects a gain on sale of equity securities during the 2011 period.

Interest expense.  The increase in interest expense in the 2012 period primarily reflects the assumption of $564.4 million of mortgage debt since January 1, 2011, an increase in principal of our floating rate term loan in 2011 that was generally maintained during the 2012 period and SIR’s new term loan in 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012, partially offset by the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the repayment of $5.4 million of 7.31% mortgage debt in February 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012, the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012, the repayment of $29.2 million of 7.435% mortgage debt in June 2011 and the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

Loss (gain) on early extinguishment of debt.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012, and the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012.   The gain on early extinguishment of debt in the 2011 period reflects the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from GOV and AIC.  The increase in earnings of investees primarily reflects our increased equity ownership interest in AIC on a consolidated basis as a result of SIR’s investment in AIC in May 2012.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee reflects the issuance of 6,500,000 common shares by GOV in July 2011 at a price above our per share carrying value.

Income tax expense.  The increase in income tax expense reflects recent tax rate increases in Australia.

Income from discontinued operations.  Income from discontinued operations reflects operating results from 17 office properties and three industrial properties sold in 2011.

Net gain on sale of properties.  Net gain on sale of properties reflects net gains totaling $41.6 million from the sale of 17 office properties and three industrial properties categorized as discontinued operations in 2011 and gains totaling $2.0 million from the sale of three office properties in the 2012 period.

Net income.  The decrease in net income is primarily a result of the changes noted above.

Net income attributable to noncontrolling interest.  Net income attributable to noncontrolling interest represents the noncontrolling portion, or 29.6%, of SIR’s net income from the date of the SIR IPO to September 30, 2012.

Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT reflects the same factors noted above as well as the noncontrolling portion, or 29.6%, of the net income of our consolidated subsidiary, SIR.  Net income available for CommonWealth REIT common shareholders is net income attributable to CommonWealth REIT reduced by preferred distributions and the excess redemption price paid over the carrying value of our 7 1/8% series C preferred shares that we redeemed in August 2012.  The increase in preferred distributions primarily reflects distributions on 11,000,000 of our 7 ¼% series E preferred shares that we issued in June 2011, offset by the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily results from 11,500,000 common shares we issued in a public equity offering in July 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to pay operating expenses, debt obligations and distributions on our common and preferred shares is rental income from our properties, borrowings under our credit facility and distributions from our equity investment in GOV and from SIR, our consolidated majority owned subsidiary.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments on our common and preferred shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our:

•                  ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•                  ability to control operating cost increases at our properties;

•                  receipt of distributions from our equity investment in GOV and from our consolidated majority owned subsidiary, SIR; and

•                  ability to purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

We believe that present leasing market conditions in the majority of areas where our properties are located may result in stable or modest decreases in occupancies and effective rents, or gross rents less required tenant concessions, including tenant improvements, leasing commissions, tenant reimbursements and free rent for the remainder of 2012, but we expect our occupancy may begin to improve in 2013.  Also, volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used in) operating, investing and financing activities were $186.4 million, ($464.1) million and $157.2 million, respectively, for the nine months ended September 30, 2012, and $193.2 million, ($576.0) million and $400.9 million, respectively, for the nine months ended September 30, 2011.  Changes in all three categories between 2012 and 2011 are primarily related to our property acquisitions, our purchase of improvements to our properties, our sales, our equity issuances of common and preferred shares, our redemption of preferred shares, our borrowings and repayments on debt and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders and our majority owned consolidated subsidiary, SIR, maintains a $500.0 million unsecured revolving credit facility with a group of institutional lenders.  Our revolving credit facility matures on October 19,

2015 and includes a conditional option for us to extend the maturity date for one year to October 19, 2016, subject to our satisfaction of certain conditions, including our payment of an extension fee.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread and a facility fee, both of which are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.5%.  Our revolving credit facility also includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances.  At September 30, 2012, cash and cash equivalents totaled $72.7 million and we had $160.0 million outstanding and $590.0 million was available under our revolving credit facility.  In addition, at September 30, 2012, SIR had $92.0 million outstanding and $408.0 million available under the SIR revolving credit facility.  We expect to use cash balances, borrowings under our credit facility, proceeds from the sale of properties, distributions from our equity investment in GOV and from SIR and net proceeds from offerings of equity or debt securities to fund our continuing operations, debt repayments, distributions and future property acquisitions.

In March 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares raising net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180.8 million.  Further information regarding the SIR IPO and its application of the net proceeds appears above under “Investment Activities” and below under “Related Person Transactions.”

During the nine months ended September 30, 2012, we paid distributions on our common shares totaling $125.6 million and we also paid an aggregate of $41.6 million of distributions on our series C, series D and series E preferred shares.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

In October 2012, we announced a new quarterly common share distribution rate of $0.25 per share ($1.00 per share per year).  The new quarterly distribution of $0.25 per share, or approximately $21.0 million, will be paid on or about November 21, 2012 to shareholders of record on October 22, 2012.  The new quarterly distribution rate represents a reduction from the quarterly distribution rate of $0.50 per share ($2.00 per share per year) that we previously paid.  We determined to lower our historical common distribution rate, in part, because we believe that retaining more cash flow may enable us to more aggressively lease space and increase occupancy at our properties in the current market conditions.  We also announced in October 2012 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which we expect to pay on or about November 15, 2012 to our preferred shareholders of record as of November 1, 2012.  We expect to use cash on hand and borrowings under our revolving credit facility to fund these distributions.

In August 2012, SIR paid its first distribution of $0.49 per SIR common share, or $15.3 million.  This distribution included a quarterly distribution of $0.40 per SIR common share ($1.60 per SIR common share per year) with respect to the quarter ended June 30, 2012, plus an additional $0.09 per SIR common share reflecting SIR’s first 20 days as a public company during the prior quarter.  In connection with our ownership of 22,000,000 SIR common shares, we received $10.8 million of this distribution.  In October 2012, SIR declared a new quarterly distribution of $0.42 per SIR common share ($1.68 per SIR common share per year), or approximately $13.1 million, to be paid on or about November 19, 2012 to SIR shareholders of record on October 22, 2012.  In connection with our ownership of 22,000,000 SIR common shares, we will receive approximately $9.2 million from SIR’s distribution in November 2012.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2012, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(2)	Interest Rate(3)
2012	$57,000	$—	$6,197		$63,197	2.2%
2013	—	—	8,514		8,514	6.0%
2014	—	244,655	20,756		265,411	5.7%
2015	160,000	436,000	24,649		620,649	4.9%
2016	592,000	400,000	208,736		1,200,736	4.0%
2017	350,000	250,000	329,271		929,271	4.4%
2018	—	250,000	5,870		255,870	6.6%
2019	—	125,000	166,976	(1)	291,976	6.5%
2020	—	250,000	28,794		278,794	5.9%
2021	—	—	37,160		37,160	5.4%
Thereafter	—	175,000	4,998		179,998	5.8%
	$1,159,000	$2,130,655	$841,921		$4,131,576	4.9%

(1)       We have a mortgage loan for $175,000 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)       Total debt outstanding as of September 30, 2012, including net unamortized premiums and discounts, equals $4,151,036.

(3)       Includes current contractual interest rates.

For a description of our financing activities since January 1, 2012, please see “Financing Activities” above.

When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

During the nine months ended September 30, 2012, we received cash distributions totaling $12.5 million from GOV.  At September 30, 2012, we owned 9,950,000, or 21.1%, of the outstanding common shares of beneficial interest of GOV, with a carrying value of $167.9 million and a market value, based on quoted market prices, of $232.8 million ($23.40 per share).  In October 2012, GOV issued 7,500,000 common shares in a public offering for $23.25 per common share, raising net proceeds of approximately $166.6 million.  We expect to recognize a gain on this sale by an investee of approximately $7.3 million as a result of the per share sales price of this transaction being above our per share carrying value.  Our ownership percentage in GOV was reduced to 18.2% after this transaction.

Since January 1, 2012, we (including SIR) have acquired 15 properties with a combined 5,975,699 square feet for an aggregate purchase price of $817.3 million, including the assumption of $359.2 million of mortgage debt and excluding closing costs, using cash on hand and borrowings under our and SIR’s revolving credit facilities.  As of November 6, 2012, we (excluding SIR) have no pending agreements to acquire properties; however, SIR has entered into agreements to acquire five properties with a combined 506,592 square feet for an aggregate purchase price of $132.4 million, excluding closing costs.  For more information regarding properties that we have acquired and properties that we have agreed to acquire pursuant to existing agreements we have entered into, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

During the three and nine months ended September 30, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Leasing capital(1)	$26,898	$20,582	$75,627	$55,172
Building improvements(2)	2,828	4,947	8,440	10,589
Development, redevelopment and other activities(3)	11,484	7,767	23,124	17,315

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

Commitments made for expenditures, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, in connection with leasing space during the three months ended September 30, 2012, were as follows (amounts in thousands, except as noted):

	New
	Leases	Renewals	Total
Rentable square feet leased during the period	385	942	1,327
Tenant leasing costs and concession commitments(1)	$8,375	$8,601	$16,976
Tenant leasing costs and concession commitments per rentable square foot(1)	$21.75	$9.13	$12.79
Weighted average lease term (years)(2)	5.3	6.3	6.0
Total leasing costs and concession commitments per rentable square foot per year(1)	$4.10	$1.45	$2.13

(1)       Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

(2)       Weighted based on the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no commercial paper, swaps or hedges as of September 30, 2012, other than the cash flow hedge on a $175.0 million mortgage loan described in Note 10 to the notes to our condensed consolidated financial statements and under “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Debt Covenants

Our and SIR’s principal unsecured debt obligations at September 30, 2012, were our revolving credit facility, SIR’s revolving credit facility, our unsecured term loan, SIR’s unsecured term loan and our $2.1 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our and SIR’s revolving credit facilities and our and SIR’s term loan agreements contain a number of financial ratio covenants which generally restrict our and SIR’s ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our and SIR’s ability to make distributions under certain circumstances and require us and SIR to maintain other financial ratios.  At September 30, 2012, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we and SIR, as applicable, were in compliance with all respective covenants under our revolving credit facilities and our term loan agreements.

In addition to our unsecured debt obligations, the SIR revolving credit facility and the SIR term loan, we had $869.4 million (including net unamortized premiums and discounts) of mortgage notes outstanding at September 30, 2012.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, SNH, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: SNH, which is our former subsidiary and with which we have engaged in transactions from time to time, including our selling properties to SNH; GOV, which is also our former subsidiary, of which we are the largest shareholder and to which we have previously sold properties; SIR, which is a consolidated subsidiary of ours and to which we have transferred 251 properties in connection with SIR’s initial public offering; and we (separately from SIR), RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement, the March 12 Current Report and our other filings with the SEC, including Note 9 to our consolidated financial statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement and Item 1.01 of the March 12 Current Report.  In addition, please see the section captioned “Risk Factors” of our Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our and SIR’s business management agreements and property management agreements with RMR, various agreements we have with SNH, GOV and SIR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, SNH, GOV, SIR and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, SNH, GOV, SIR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

At September 30, 2012, our total outstanding fixed rate term debt consisted of the following fixed rate notes:

Unsecured senior notes:

Amount			Coupon	Maturity

	$244.7	million	5.750%	2014
	$186.0	million	6.400%	2015
	$250.0	million	5.750%	2015
	$400.0	million	6.250%	2016
	$250.0	million	6.250%	2017
	$250.0	million	6.650%	2018
	$125.0	million	7.500%	2019
	$250.0	million	5.875%	2020
	$175.0	million	5.750%	2042

No principal repayments are due under our unsecured senior notes until maturity.

Secured notes:

Amount			Coupon		Maturity

	$4.5	million	6.000%		2012(1)
	$12.4	million	4.950%		2014
	$8.3	million	5.990%		2015
	$9.1	million	5.780%		2015
	$7.5	million	5.689%		2016
	$7.6	million	5.760%		2016
	$41.0	million	6.030%		2016
	$146.7	million	6.290%		2016
	$11.4	million	7.360%		2016
	$41.3	million	5.670%		2017
	$265.0	million	5.680%		2017
	$18.5	million	5.950%		2017
	$175.0	million	2.875	%(2)	2019
	$28.9	million	5.690%		2021
	$40.3	million	5.300%		2021
	$3.8	million	6.750%		2022
	$12.9	million	6.140%		2023
	$7.7	million	5.710%		2026

(1)             This mortgage was paid at maturity in October 2012.

(2)             Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The coupon rate listed represents the floating interest rate at September 30, 2012.

At September 30, 2012, our secured notes are collateralized by 25 of our properties and require principal and interest payments through maturity pursuant to amortization schedules.

We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 4.2% ($175.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2012.  As of September 30, 2012, the fair value of our derivative instruments included in accounts payable and accrued expenses and accumulated other comprehensive loss in our condensed consolidated balance sheet totaled $17.8 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results.  If all of our fixed rate unsecured and secured notes outstanding at September 30, 2012, were to be refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $18.1 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at September 30, 2012 and discounted cash flow analyses, and assuming no other changes in factors that may affect the fair value of our fixed rate unsecured and secured debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $56.0 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date and in most cases we are allowed to make prepayments only at a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.  The majority of the amount of our fixed rate senior unsecured notes outstanding are publicly traded, and we have in the past and may in the future occasionally take advantage of market opportunities to repurchase notes which will also mitigate future refinancing risks.

Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

At September 30, 2012, we had $160.0 million outstanding and $590.0 million available under our unsecured revolving credit facility, SIR had $92.0 million outstanding and $408.0 million available under the SIR unsecured revolving credit facility, we had a $557.0 million term loan and SIR had a $350.0 million term loan.  Our revolving credit facility matures in October 2015 and includes an option for us to extend the maturity by one year to October 2016, subject to our satisfaction of certain conditions, including our payment of an extension fee.  SIR’s revolving credit facility matures in March 2016 and subject to SIR’s payment of a fee and satisfaction of certain other conditions, SIR has the option to extend the stated maturity date by one year to March 2017.  Repayments under our and SIR’s revolving credit facilities may be made at any time without penalty.  We also have a $557.0 million unsecured term loan, $500.0 million of which matures in December 2016 and $57.0 million of which matures on December 16, 2012.  Repayments with respect to $500.0 million of our term loan may be made at any time without penalty.  In July 2012, SIR entered into a five year $350.0 million floating rate unsecured term loan with a group of institutional lenders.  We borrow in U.S. dollars and borrowings under our revolving credit facility and the amount outstanding under our term loan bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  SIR borrows in U.S. dollars and borrowings under the SIR revolving credit facility and the amount outstanding under the SIR term loan bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to SIR’s debt leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility and our term loan and the amount of interest SIR pays under the SIR revolving credit facility and the SIR term loan.  A change in interest rates would not affect the value of these floating rate unsecured debts, assuming no other changes in factors that may affect the value of these debt obligations, but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our consolidated floating rate interest expense as of September 30, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Weighted Average		Total Interest
	Interest Rate	Outstanding	Expense
	Per Year	Debt	Per Year

At September 30, 2012	1.70%	$1,159,000	$19,703
10% reduction	1.50%	$1,159,000	$17,385
10% increase	1.90%	$1,159,000	$22,021

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facilities or other floating rate debt.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At September 30, 2012 and at November 6, 2012, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  A 10% change in foreign currency exchange rates used to convert our nine months ended September 30, 2012 Australian operating results to U.S. dollars would not be material to our consolidated earnings for that period.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE FUTURE OCCUPANCY RATES AT OUR PROPERTIES,

•                  THE FUTURE RENT RATES WE WILL BE ABLE TO CHARGE AT OUR PROPERTIES,

•                  THE COSTS WE MAY INCUR TO LEASE SPACE IN OUR PROPERTIES,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTERESTS IN SIR AND GOV,

•                  OUR TAX STATUS AS A REIT, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, NET OPERATING INCOME, FUNDS FROM OPERATIONS, NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, SIR, GOV, SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE U.S. MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE.  IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE REMAINS OR BECOMES FURTHER DEPRESSED, OCCUPANCY AND FINANCIAL OPERATING RESULTS OF OUR PROPERTIES MAY DECLINE,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  OUR COSTS FOR TENANT IMPROVEMENTS AND LEASING COMMISSIONS MAY CONTINUE AT HIGH RATES OR EVEN INCREASE, AND ANY AMOUNTS WE MAY INVEST IN AN ATTEMPT TO INCREASE OR MAINTAIN OUR OCCUPANCIES MAY NOT SUCCEED,

•                  LOWERING OUR HISTORICAL COMMON SHARE DISTRIBUTION RATE BEGINNING IN THE FOURTH QUARTER OF 2012 MAY ALLOW US TO RETAIN MORE CASH FLOW, ALLOWING US TO MORE AGGRESSIVELY LEASE SPACE AND INCREASE OCCUPANCY AT OUR PROPERTIES.  HOWEVER, THERE IS NO GUARANTEE THAT WE WILL BE SUCCESSFUL LEASING SPACE AND NO GUARANTEE THAT OCCUPANCY WILL INCREASE AS A DIRECT OR INDIRECT RESULT OF LOWERING OUR COMMON SHARE DISTRIBUTION RATE OR OTHERWISE,

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

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES IS SUBJECT TO US AND SIR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•                  ACTUAL COSTS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THE REVOLVING CREDIT FACILITIES,

•                  INCREASES IN THE MAXIMUM BORROWINGS UNDER OUR AND SIR’S REVOLVING CREDIT FACILITIES AND TERM LOANS ARE SUBJECT TO OUR AND SIR, AS APPLICABLE, OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  SIR’S PENDING ACQUISITIONS ARE CONTINGENT UPON COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CONDITIONS.  ACCORDINGLY, SOME OR ALL OF THESE ACQUISITIONS MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT STATES THAT WE CURRENTLY PLAN TO EXPLORE SELLING SOME OF OUR LOWER PERFORMING WHOLLY OWNED SUBURBAN OFFICE PROPERTIES; HOWEVER, WE HAVE MADE NO COMMITMENTS TO EXPLORE OR MAKE ANY SUCH SALES AND WE MAY ELECT NOT TO DO SO; FURTHER, ANY SALES WE MAY EXPLORE MAY NOT BE SUCCESSFUL OR MAY RESULT IN SALES AT PRICES BELOW OUR NET BOOK VALUE,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  THE DISTRIBUTIONS WE RECEIVE FROM GOV OR SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV OR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES, AND

•                  THE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS THAT WE BELIEVE THAT WE MAY REALIZE FROM OUR CONTINUING RELATIONSHIPS WITH RMR, SIR, GOV, SNH, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN OUR ANNUAL REPORT, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.  Other Information

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report, and as updated under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, or our Updated Risk Factors.  The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or our Updated Risk Factors, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and our Updated Risk Factors and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2012, pursuant to our 2012 Equity Compensation Plan, we (excluding Select Income REIT, or SIR) issued 2,000 common shares valued at $19.27 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to a new Trustee, who was elected to our Board that day, as part of his annual compensation.

On September 14, 2012, pursuant to our 2012 Equity Compensation Plan, we (excluding SIR) granted an aggregate of 71,617 common shares of beneficial interest, par value $0.01 per share, valued at $15.52 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, Reit Management & Research LLC, or RMR.

Also on September 14, 2012, pursuant to SIR’s 2012 equity compensation plan, SIR granted an aggregate of 22,592 common shares of beneficial interest, par value $0.01 per share, valued at $24.84 per share, the closing price of SIR’s common shares on the NYSE on that day, to its officers and certain employees of its manager, RMR.

Also on September 14, 2012, pursuant to SIR’s 2012 equity compensation plan, SIR granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $24.84 per share, the closing price of SIR’s common shares on the NYSE on that day, to each of SIR’s five trustees as part of SIR’s trustee compensation arrangements.

We and SIR made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.1	Form of Restricted Share Agreement. (filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: November 8, 2012

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 8, 2012