Form 10-K
period 2012-12-31
CommonWealth REIT
filed 2013-02-25
CIK 803649

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9317

COMMONWEALTH REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: 617-332-3990

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/4% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7.50% Senior Notes due 2019	New York Stock Exchange
5.75% Senior Notes due 2042	New York Stock Exchange

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting common shares of the registrant held by non-affiliates was $1.6 billion based on the $19.12 closing price per common share for such stock on the New York Stock Exchange on June 29, 2012. For purposes of this calculation, an aggregate of 334,454 common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, plus 250,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

           Number of the registrant's common shares outstanding as of February 21, 2013: 83,804,068.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our to be filed definitive Proxy Statement for the 2013 Annual Meeting of Shareholders scheduled to be held on May 14, 2013, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND UNDER THE REVOLVING CREDIT FACILITY OF OUR MAJORITY OWNED SUBSIDIARY, SELECT INCOME REIT AND ITS CONSOLIDATED SUBSIDIARIES, OR SIR,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTERESTS IN SIR AND GOVERNMENT PROPERTIES INCOME TRUST, OR GOV,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, NET OPERATING INCOME, FUNDS FROM

OPERATIONS, OR FFO, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, SIR, GOV, SENIOR HOUSING PROPERTIES TRUST, OR SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE UNITED STATES MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING OFFICE AND INDUSTRIAL SPACE REMAINS OR BECOMES FURTHER DEPRESSED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES, AND OUR FINANCIAL RESULTS MAY DECLINE,

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

  •
  OUR COSTS FOR TENANT IMPROVEMENTS AND LEASING COMMISSIONS MAY CONTINUE AT HIGH RATES OR EVEN INCREASE, AND ANY INVESTMENTS WE MAY MAKE IN AN ATTEMPT TO INCREASE OR MAINTAIN OUR OCCUPANCIES MAY NOT SUCCEED,

  •
  LOWERING OUR HISTORICAL COMMON SHARE DISTRIBUTION RATE BEGINNING IN THE FOURTH QUARTER OF 2012 MAY ALLOW US TO RETAIN MORE CASH FLOW, WHICH COULD ALLOW US TO MORE AGGRESSIVELY LEASE SPACE AND INCREASE OCCUPANCY AT OUR PROPERTIES. HOWEVER, THERE IS NO GUARANTEE THAT WE WILL BE SUCCESSFUL LEASING SPACE AND NO GUARANTEE THAT OUR OCCUPANCY WILL INCREASE AS A DIRECT OR INDIRECT RESULT OF LOWERING OUR COMMON SHARE DISTRIBUTION RATE OR OTHERWISE,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR AND GOV. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITIES IS SUBJECT TO US AND SIR, AS APPLICABLE, SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

  •
  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITIES,

  •
  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITIES AND TERM LOANS IS SUBJECT TO US AND SIR, AS APPLICABLE, OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

  •
  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS AND SALE AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN OUR ACQUISITIONS AND SALES NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE TRANSACTIONS CHANGING,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF MARKET CONDITIONS OR OTHERWISE,

  •
  WE MAY NOT SUCCEED IN SELLING OUR PROPERTIES WE HAVE IDENTIFIED FOR SALE FOR PRICES AT LEAST EQUAL TO THEIR NET BOOK VALUE, ON SATISFACTORY TERMS, DURING 2013, OR AT ALL,

  •
  THE DISTRIBUTIONS WE RECEIVE FROM GOV OR SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR GOV OR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES, AND

  •
  WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH GOV, SIR, SNH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS' FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

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

COMMONWEALTH REIT
2012 FORM 10-K ANNUAL REPORT

        References in this Annual Report on Form 10-K to the Company, CWH, we, us, or our, refer to CommonWealth REIT and its consolidated subsidiaries, including its majority owned consolidated subsidiary, Select Income REIT and its consolidated subsidiaries, or SIR, unless the context indicates otherwise.

        SIR is itself a public company having common shares registered under the Securities Exchange Act of 1934, as amended. For further information about SIR, please see SIR's periodic reports and other filings with the Securities and Exchange Commission, or the SEC, which are available at the SEC's website at www.sec.gov. References in this Annual Report on Form 10-K to SIR's filings with the SEC are included as textual references only, and the information in SIR's filings with the SEC is not incorporated by reference into this Annual Report on Form 10-K unless otherwise expressly stated herein.

        All share amounts in this Annual Report on Form 10-K give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

 PART I

Item 1.    Business.

        The Company.    We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings located throughout the United States. For a discussion and information regarding our operating segments, see our financial statements beginning on page F-1.

        As of December 31, 2012, our consolidated portfolio included 440 properties with 71.9 million square feet (excluding properties classified as held for sale) for a total investment of $7.8 billion at cost and a depreciated book value of $6.8 billion. Our wholly owned portfolio includes 345 properties with a combined 47.3 million square feet (excluding properties owned by Select Income REIT, or SIR, our consolidated subsidiary, and properties classified as held for sale), including: (i) 50 office buildings with a combined 21.1 million square feet located in central business district, or CBD, locations, (ii) 218 buildings with a combined 17.4 million square feet located in suburban locations and (iii) 77 industrial & other buildings with a combined 8.8 million square feet. Eleven of our wholly owned properties are office and industrial properties with a combined 1.8 million square feet that are located in Australia.

        On March 12, 2012, our then 100% owned subsidiary, SIR, completed an initial public offering and listing on the New York Stock Exchange, or NYSE, of 9,200,000 of its common shares, or the SIR IPO. SIR intends to elect to qualify for taxation as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2012, and to maintain such qualification thereafter. As of December 31, 2012, SIR owned 95 of our consolidated properties with a combined 24.6 million square feet. These properties include 57 properties with a combined 17.8 million square feet located on the island of Oahu, HI, of which a large majority consists of lands which are net leased to industrial and commercial tenants under long term ground leases. As of December 31, 2012, SIR also owned 38 single tenant, net leased suburban office and industrial properties with a combined 6.8 million square feet located throughout the mainland United States. As of December 31, 2012, we owned 22,000,000, or approximately 56.0%, of SIR's outstanding common shares of beneficial interest, and SIR remains one of our consolidated subsidiaries. See Note 10 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, or this Annual Report, for additional information regarding the SIR IPO.

        As of December 31, 2012 we also owned 9,950,000, or approximately 18.2%, of the outstanding common shares of beneficial interest of Government Properties Income Trust, or GOV, a former 100% owned subsidiary of ours that is now separately listed on the NYSE. GOV is a REIT that owns properties located throughout the United States that are majority leased to government tenants.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 332-3990.

        Our investment, financing and disposition policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval. Our investment goals are current income for distribution to shareholders and capital growth from appreciation in the value of our properties. Our income is derived primarily from rents.

        Investment Policies.    In evaluating potential investments and asset sales, we consider various factors, including but not limited to the following:

  •
  the historic and projected rents received and likely to be received from the property;

  •
  the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

  •
  the growth, tax and regulatory environments of the market in which the property is located;

  •
  the quality, experience and credit worthiness of the property's tenants;

  •
  occupancy and demand for similar properties in the same or nearby markets;

  •
  the construction quality, physical condition and design of the property, and expected capital expenditures that may be needed to be made to the property;

  •
  the geographic area in which the property is located and type of property; and

  •
  the pricing of comparable properties as evidenced by recent arm's length market sales.

        We attempt to acquire properties which will enhance the diversity of our portfolio with respect to tenants and locations. However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties in one geographic area, in properties leased to any one tenant or in properties leased to an affiliated group of tenants. We have, however, entered into separate agreements with two of our former wholly owned subsidiaries, GOV and Senior Housing Properties Trust, or SNH, that place certain restrictions on our ability to invest, in the case of GOV's agreement, in properties majority leased to government tenants or, in the case of SNH's agreement, in medical office, clinic and biomedical, pharmaceutical and laboratory buildings (subject, in the case of mixed use buildings, to our retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use). We do not believe that these restrictions limit our ability to achieve a diverse portfolio with respect to property locations or tenants.

        We generally prefer 100% owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

        In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies. We may undertake such considerations in the future. A principal goal of any such transaction will be to increase our profits and diversify their sources.

        Disposition Policies.    From time to time we consider the sale of properties or investments. Disposition decisions are made based on a number of factors including those set forth above under "Investment Policies" and the following:

  •
  the proposed sale price;

  •
  the strategic fit of the property or investment with the rest of our portfolio and our plans; and

  •
  the existence of alternative sources, uses or needs for capital.

        Under our business management agreement with Reit Management & Research LLC, or RMR, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, or an RMR Managed REIT, we will first offer that property for sale or disposition to that RMR Managed REIT, and our Independent Trustees will negotiate in good faith for such sale or disposition.

        Financing Policies.    Our revolving credit facility and term loan agreements and our senior note indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility, by assuming outstanding mortgage debt on the acquired properties, or by the issuance of additional equity or debt securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

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

        Manager.    Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. Adam D. Portnoy is also our President. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to SIR, GOV, Hospitality Properties Trust, or HPT, and SNH, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice

President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. Adam D. Portnoy, David M. Lepore and John C. Popeo are also our executive officers. Certain executive officers of RMR also serve as officers of various companies to which RMR provides management services.

        Employees.    We have no employees. Services which would be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 19, 2013, RMR had approximately 820 full time employees, including a headquarters staff and regional offices and personnel located throughout the United States.

        Competition.    Investing in and operating office and industrial real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        For additional information on competition and the risks associated with our business, please see "Risk Factors" of this Annual Report.

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

        Some of SIR's industrial lands in Oahu, HI have been historically used for environmentally dangerous purposes and SIR does not have any insurance designated to limit losses at these properties that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. As of December 31, 2012, we have reserved approximately $8.6 million for environmental liabilities for SIR's industrial lands in Oahu, HI. The environmental reserve we and SIR have applied to its industrial lands in Oahu, HI historically has not varied significantly from year to year and the actual historical costs to remediate certain environmental issues have not deviated significantly from the corresponding reserve amount. Nevertheless, we may have to engage in potentially expensive environmental clean up at these properties in the future, especially if SIR changes the use of these properties.

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

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks" of this Annual Report, and "Management's Discussion and Analysis—Impact of Climate Change."

        We and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its ENERGY STAR label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its leadership in energy and environmental design, or LEED®, green building program.

        Internet Website.    Our internet website address is www.cwhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report as a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

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

  •
  a person who has a functional currency other than the United States dollar;

  •
  a person who acquires our shares in connection with employment or other performance of services;

  •
  a person subject to alternative minimum tax;

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction; or

  •
  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

        The sections of the Internal Revenue Code of 1986, as amended, or the IRC, that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder. If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership are urged to consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1987. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

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

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2012 taxable years, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of tax counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by tax counsel.

        Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

        If we fail to qualify or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

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

        We have invested and may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retains the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or, after our 2008 taxable year, a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for as long as we own more than 9.8% of GOV's or SIR's respective outstanding shares, we have agreed with each of GOV and SIR to limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we have also agreed to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws and in our agreements with GOV and SIR will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect; and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the amount by which we failed the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        Asset Tests.    At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  •
  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

  •
  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are "straight debt" securities or otherwise excepted as discussed below. Our stock and securities in a taxable REIT subsidiary are exempted from these 5% and 10% asset tests.

  •
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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

Our Relationship with GOV

        Our formation of GOV, followed by GOV's issuance of its shares to the public in its initial public offering, or the GOV IPO, impacted our own REIT qualification and taxation under the IRC in the following manner.

        Formation of GOV.    Prior to the GOV IPO, GOV and its wholly-owned subsidiaries were wholly-owned by us. During this period, GOV and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of GOV and its subsidiaries during this period, including in particular the outstanding indebtedness on the GOV credit facility, were treated as ours. Under the transaction agreement we entered into with GOV at the time of the GOV IPO, or the GOV transaction agreement, the federal income tax liabilities and federal income tax filings for GOV and its subsidiaries for this period are our responsibility.

        Our Taxation upon the GOV IPO.    When GOV first issued shares to persons other than us, or the GOV Effective Time, GOV ceased to be wholly-owned by us. As a consequence, GOV and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, GOV became regarded as a separate corporation that we believe satisfied the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate GOV. In particular, there was a deemed exchange for federal income tax purposes at the time when GOV ceased to be wholly-owned by us, or the GOV Deemed Exchange, and this deemed exchange encompassed the following features:

  •
  The cash, assets and liabilities distributed from GOV to us prior to its issuance of shares in the GOV IPO were treated as cash, assets and liabilities retained by us and not included in the GOV Deemed Exchange.

  •
  The assets retained by GOV were treated as though contributed by us to GOV in the GOV Deemed Exchange.

  •
  The liabilities retained by GOV (other than the approximately $6 million reimbursement obligation to us), including in particular the outstanding balance on the GOV credit facility, were treated as liabilities of ours that were assumed by GOV in the GOV Deemed Exchange.

  •
  We were treated as receiving, as consideration in the GOV Deemed Exchange, (1) the GOV shares that we owned immediately after the GOV Effective Time, (2) the liabilities retained by GOV and treated as assumed by it from us in the GOV Deemed Exchange, plus (3) GOV's obligation to reimburse us for approximately $6 million that we advanced to GOV.

For the GOV Deemed Exchange to have been nontaxable to us for federal income tax purposes (except up to the extent of the approximately $6 million reimbursement obligation to us from GOV), each of the three issues discussed below must be concluded upon favorably. Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the GOV Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for specified amounts that we advanced to GOV, all for the reasons discussed below.

        First, Section 351(e) of the IRC must not have applied to the GOV Deemed Exchange, or else it would have disqualified the GOV Deemed Exchange from Sections 351(a) and 351(b) treatment altogether. Section 351(e) and applicable regulations provide that, if our contribution of assets to GOV in the GOV Deemed Exchange resulted, directly or indirectly, in diversification for us, then Sections 351(a) and 351(b) would not apply to the GOV Deemed Exchange. Because we believe GOV was a REIT beginning with its taxable year that commenced at the GOV Effective Time and because the public was viewed as having contributed cash to GOV in the GOV Deemed Exchange, our contribution of assets to GOV in the GOV Deemed Exchange was automatically treated as resulting in diversification for us unless the assets we contributed to GOV in the GOV Deemed Exchange were already a diversified portfolio. That is, if the GOV portfolio was already a diversified portfolio, then the GOV Deemed Exchange did not result in diversification for us, and thus Section 351(e) did not apply. Regulations under Section 351(e) provide a diversification standard for investment securities, including a provision that treats federal government securities as automatically diversified; but these regulations do not provide a diversification standard for real estate. Still, the IRS has over the years issued several private letter rulings on diversified real estate portfolios, in each instance concluding that the real estate portfolio in question was a diversified portfolio and thus that Section 351(e) was inapplicable. These private letter rulings do not consistently cite the same diversification factors, but cumulatively they reference similar factors such as geographic diversity, tenant diversity, lease length diversity and asset type diversity. Although private letter rulings are not precedential and cannot be relied upon by taxpayers other than the ones to whom they are addressed, they do provide insight into how the IRS interprets and applies the federal income tax law.

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

Based on the above analysis, we believe that Section 351(e) did not apply to the GOV Deemed Exchange.

        Second, Section 357(a) provides that liabilities assumed by a transferee from a transferor, in connection with a transfer of assets from the transferor to the transferee governed by Sections 351(a) and 351(b), will not be taxable consideration to the transferor. However, Section 357(b) provides that Section 357(a) will not apply, and thus all assumed liabilities will constitute taxable consideration (up to the amount of actual realized gains), if any liability assumption in the transaction was made either with a purpose to avoid federal income tax or without a bona fide business purpose. In Revenue Ruling 79-258, 1979-2 C.B. 143, and in several subsequent private letter rulings, the IRS applied

Sections 357(a) and 357(b) to conclude that a proportional part of the total debt of a parent corporation can be allocated to the properties and assets contributed to a new subsidiary and that this proportional part can be assigned to and assumed by the subsidiary as follows: the subsidiary may assume a new debt, the loan proceeds of which are used by the parent to pay down the parent's other, older debt. In effect, the new debt is successor indebtedness of the parent which has been proportionately assigned to and assumed by the subsidiary. We and GOV attempted to structure the GOV Deemed Exchange so as to come within the principles articulated in these published and private rulings, and we believe that we did so. For example, based on our computations, in the GOV Deemed Exchange we and GOV believe that we allocated, and therefore that GOV assumed in the form of the GOV credit facility and GOV's other liabilities, no more than a proportional part of our overall indebtedness prior to the GOV Deemed Exchange. Accordingly, we believe that GOV's assumption of liabilities from us in the GOV Deemed Exchange was nontaxable consideration to us under Section 357(a) of the IRC.

        Third, related to but perhaps distinct from the preceding issue under Sections 357(a) and 357(b) of the IRC, Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases apply a judicial recharacterization rule to pre-transaction dividends funded from newly borrowed proceeds. Under this case law, part or all of a pre-transaction dividend funded from a new borrowing is recharacterized as a taxable sale for cash, if the borrowing is paid off post-transaction with proceeds from cash investors, and if the new borrowing is temporary and supported by the impending cash investment. This case law, to the extent it was applicable to our transactions with GOV, would have overturned our nontaxable treatment of the debt-funded cash dividend paid by GOV to us prior to the GOV Deemed Exchange, and instead would have recharacterized that cash flow as our cash sale of a portion of GOV to the new public shareholders of GOV, a characterization which would have rendered Sections 351(a) and 351(b) of the IRC inapplicable. For a number of reasons, we believe that this case law did not apply to our transactions with GOV, and thus that the GOV Deemed Exchange was properly governed by Sections 351(a), 351(b) and 357(a) of the IRC. As discussed above, under the authority of Revenue Ruling 79-258, 1979-2 C.B. 143, and subsequent private letter rulings, the GOV credit facility and the dividend to us funded from that credit facility were not properly viewed as a new borrowing and associated dividend, but instead as the mechanism by which no more than a proportional amount of our overall debt was fairly assigned to and assumed by GOV. Further, the GOV credit facility and the associated dividend were put in place and completed before the outcome of the GOV IPO was known. In our view, this timing not only demonstrates that the GOV credit facility and associated dividend were a separate, independent step from the GOV IPO for federal income tax purposes, but also demonstrates that the lenders underwriting the GOV credit facility, which had a four-year term inclusive of renewal options, looked to the security of GOV's portfolio and revenues rather than the success of the GOV IPO. In addition, when the GOV credit facility was put in place, the amount of cash that might have been raised in a potential IPO was not known, and thus that cash amount could have been greater than or less than the amount outstanding on the GOV credit facility at the GOV Effective Time. Finally, the case law at issue involves pre-transaction dividends where the underlying transaction is already a sale of subsidiary stock between a seller and a buyer, typically for cash, and so the effect of the judicial recharacterization is merely to convert the subject dividend proceeds into additional sale proceeds. However, our transactions with GOV and the GOV Deemed Exchange were different because there was no sale by us to the public of GOV shares included in the baseline set of transactions, and we thus believe it would have been improper to recharacterize a pre-transaction dividend as a sale in circumstances in which no sale is formally occurring.

        Consequences if GOV Deemed Exchange Were Taxable.    Based on representations from us and from GOV, our tax counsel, Sullivan & Worcester LLP, opined that the GOV Deemed Exchange should be governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by us under Section 351(b) of the IRC in respect of GOV's obligation to reimburse us for specified amounts that we advanced to GOV. However, upon review the IRS or a court might conclude otherwise. For example, contrary to Sullivan & Worcester LLP's opinion and our belief, the IRS or a court might take one or more of the following views: that the GOV portfolio was not a diversified portfolio for purposes of Section 351(e) of the IRC; that the assumption of liabilities by GOV from us in the GOV Deemed Exchange was governed by Section 357(b) rather than Section 357(a) of the IRC; or that the debt-funded cash dividend paid by GOV to us was properly recharacterized as sale proceeds that preclude the application of Sections 351(a) and 351(b) of the IRC. If we were unsuccessful in challenging any such adverse determination, then we would recognize most or all of the taxable gain in the GOV portfolio, computed as discussed below. We expect that any taxable gain that we recognized or may be required to recognize, including the up to approximately $6 million of gain we recognized under Section 351(b), would be treated as capital gain, subject to ordinary income treatment for any depreciation recaptured under Sections 1245 and 1250 of the IRC.

        If the GOV Deemed Exchange were not governed by Sections 351(a), 351(b) and 357(a), our recognized taxable gain in the GOV portfolio would generally have equaled our aggregate amount realized in the GOV Deemed Exchange, minus our aggregate adjusted tax basis in the GOV portfolio immediately before the GOV Effective Time. Our aggregate amount realized in the GOV Deemed Exchange equaled the sum of (1) the fair market value of the GOV shares that we owned immediately after the GOV Effective Time, (2) the liabilities that GOV was treated as assuming from us in the GOV Deemed Exchange, and (3) the approximately $6 million reimbursement obligation from GOV to us. Employing the valuation methodologies described below, we estimate that, if, contrary to our expectation, we recognized significant gain as a result of the GOV Deemed Exchange, then this taxable gain would have been approximately $85 million.

        In computing our aggregate amount realized, we were required to value for federal income tax purposes the GOV shares that we owned immediately after the GOV Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the GOV shares that we owned immediately after the GOV Effective Time, versus (2) the average of the reported high and low trading prices for GOV shares in the public market on the date of the GOV Effective Time, or the GOV Initial Price. Because of the factual nature of the value of GOV shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of GOV shares generally, or on the valuation of the GOV shares that we owned immediately after the GOV Effective Time. Nevertheless, we believe that the per share fair market value of any and all GOV shares at the GOV Effective Time was properly valued at the GOV Initial Price for federal income tax purposes. Accordingly, the GOV Initial Price was used for all of our tax reporting, including for purposes of computing any gain we may have recognized in the GOV Deemed Exchange.

        Prior to the GOV Deemed Exchange, we held the assets comprising the GOV portfolio for investment with a view to long-term income production and capital appreciation, and the conversion of GOV into a separate REIT by means of the GOV IPO represented a new, unique opportunity to realize the value of that investment. Accordingly, we believe that any gains we recognized in the GOV portfolio as a result of the GOV Deemed Exchange, including in any event the up to approximately $6 million recognized as a result of Section 351(b), would not have been subject to the 100% penalty tax of Section 857(b)(6) of the IRC, described above, applicable to gains from the disposition of inventory or other property held primarily for sale to customers. Moreover, we believe that any such recognized gains from the GOV Deemed Exchange qualified as gains from disposition of real property, and therefore counted favorably toward our compliance with the 75% and 95% gross income tests, as described above.

        If in a later year it is ultimately determined, contrary to our expectation, that we recognized additional gain or income as a result of the GOV Deemed Exchange not qualifying under Sections 351(a), 351(b) or 357(a) of the IRC, then we may be required to amend our tax reports, including those sent to our shareholders, and we will owe federal income tax on the undistributed gain and income unless we elect to pay a sufficient deficiency dividend to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain or income is recognized, but an interest charge would be imposed upon us for the delay in distribution.

        Our Investment in GOV.    Following the GOV Effective Time, we owned and continue to own a significant amount, in excess of 10%, of GOV shares. In general, our aggregate initial tax basis in these shares equaled our aggregate adjusted tax basis in the GOV portfolio immediately before the GOV Effective Time, minus the liabilities accrued for federal income tax purposes and assumed by GOV from us in the GOV Deemed Exchange, plus any gain we recognized in the GOV Deemed Exchange, minus the approximately $6 million reimbursement obligation received by us from GOV. As discussed above, we believe that we did not recognize, and our counsel Sullivan & Worcester LLP opined that we should not have recognized, any gain in the GOV Deemed Exchange, except up to the extent of GOV's approximately $6 million reimbursement obligation to us.

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

Our Relationship with SIR

        Our formation of SIR, followed by SIR's issuance of its shares to the public in the SIR IPO, impacted our own REIT qualification and taxation under the IRC in the following manner.

        Formation of SIR.    Prior to the SIR IPO, SIR and its wholly-owned subsidiaries were wholly-owned by us. During this period, SIR and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of SIR and its subsidiaries during this period were treated as ours. Under the transaction agreement we entered into with SIR at the time of the SIR IPO, or the SIR transaction agreement, the federal income tax liabilities and federal income tax filings for SIR and its subsidiaries for this period are our responsibility.

        Our Taxation upon the SIR IPO.    When SIR first issued shares to persons other than us, or the SIR Effective Time, SIR ceased to be wholly-owned by us. As a consequence, SIR and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, SIR became regarded as a separate corporation that we believe satisfied the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate SIR. In particular, there was a deemed exchange for federal income tax purposes at the time when SIR ceased to be wholly-owned by us, or the SIR Deemed Exchange, and this SIR Deemed Exchange encompassed the following features:

  •
  The cash, assets and liabilities distributed from SIR to us prior to its issuance of shares in the SIR IPO were treated as cash, assets and liabilities retained by us and not included in the SIR Deemed Exchange.

  •
  The assets retained by SIR were treated as though contributed by us to SIR in the SIR Deemed Exchange.

  •
  The liabilities retained by SIR (other than SIR's $400 million demand promissory note issued to us and reimbursement obligations to us) were treated as liabilities of ours that were assumed by SIR in the SIR Deemed Exchange.

  •
  We were treated as receiving, as consideration in the SIR Deemed Exchange, (1) the SIR shares that we owned immediately after the SIR Effective Time, (2) the liabilities retained by SIR and treated as assumed by it from us in the SIR Deemed Exchange, plus (3) SIR's $400 million demand promissory note and reimbursement obligations to us.

Based on representations from us and from SIR, our tax counsel, Sullivan & Worcester LLP, opined that, because the initial SIR portfolio of properties was sufficiently diversified in terms of tenants, size, age, operating history and remaining lease length, Section 351(e) of the IRC should not apply, and accordingly the SIR Deemed Exchange should be governed by Sections 351 and 357 of the IRC, rather than Section 1001 of the IRC.

        However, because SIR's $400 million demand promissory note and reimbursement obligations to us were nonqualifying consideration under Section 351(b) of the IRC, we recognized almost all of our realized tax gains from the SIR Deemed Exchange, notwithstanding the application of Sections 351 and 357 instead of Section 1001. Also, because we owned more than 50% of SIR following the SIR IPO, most of our recognized tax gains were ordinary gains pursuant to Section 1239 of the IRC. Employing the valuation methodologies described below and based on the opinion of our tax counsel, Sullivan & Worcester LLP, that Sections 351 and 357 of the IRC applied to the SIR Deemed Exchange, our recognized tax gains from the SIR Deemed Exchange were approximately $70 million based on a value for SIR shares of $21.825 per share.

        In computing our aggregate amount realized, we were required to value for federal income tax purposes the SIR shares that we owned immediately after the SIR Effective Time. Under applicable judicial precedent, it is possible that the following two valuations may differ for federal income tax purposes: (1) the per share fair market value of the SIR shares that we owned immediately after the SIR Effective Time, versus (2) the average of the reported high and low trading prices for SIR shares in the public market on the date of the SIR Effective Time (i.e., $21.825 per share, which we call the "SIR Initial Price"). Because of the factual nature of the value of SIR shares, Sullivan & Worcester LLP is unable to render an opinion on the valuation of SIR shares generally, or on the valuation of the SIR shares that we owned immediately after the SIR Effective Time. Nevertheless, we believe that the per share fair market value of any and all SIR shares at the SIR Effective Time was properly valued at the SIR Initial Price for federal income tax purposes. Accordingly, the SIR Initial Price has been and will be used for all of our tax reporting, including for purposes of computing any gain we recognized in the SIR Deemed Exchange.

        Prior to the SIR Deemed Exchange, we held the assets comprising the SIR portfolio for investment with a view to long-term income production and capital appreciation, and the conversion of SIR into a separate REIT by means of the SIR IPO represented a new, unique opportunity to realize the value of that investment. Accordingly, we believe that any gains we recognized in the SIR portfolio as a result of the SIR Deemed Exchange were not subject to the 100% penalty tax of Section 857(b)(6) of the IRC, described above, applicable to gains from the disposition of inventory or other property held primarily for sale to customers. Moreover, we believe that any such recognized gains from the SIR Deemed Exchange qualified as gains from disposition of real property, and therefore counted favorably toward our compliance with the 75% and 95% gross income tests, as described above.

        If in a later year it is ultimately determined, contrary to our expectation, that we recognized additional gain or income as a result of the SIR Deemed Exchange, then we may be required to amend our tax reports, including those sent to our shareholders, and we will owe federal income tax on the undistributed gain and income unless we elect to pay a sufficient deficiency dividend to our shareholders. As discussed above, deficiency dividends may be included in our deduction for dividends paid for the year in which such gain or income is recognized, but an interest charge would be imposed upon us for the delay in distribution.

        Our Investment in SIR.    Following the SIR Effective Time, we owned and continue to own a majority of SIR's shares. In general, our aggregate initial tax basis in these shares equaled our aggregate adjusted basis in the SIR portfolio immediately before the SIR Effective Time, minus the liabilities accrued for federal income tax purposes and assumed by SIR in the SIR Deemed Exchange, plus the gain we recognized in the SIR Deemed Exchange, minus the $400 million in respect of the demand promissory note, and minus the amount of SIR's reimbursement obligations to us.

        For any of our taxable years in which SIR qualifies as a REIT, our investment in SIR will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR shares will count as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we cannot control SIR's compliance with the federal income tax requirements for REIT qualification and taxation, we joined with SIR in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective March 13, 2012, and we have reaffirmed this protective election with SIR on January 1, 2013, and may continue to do so every January 1 thereafter, unless and until our ownership of SIR falls below 9.8%. Pursuant to this protective taxable REIT subsidiary election, we believe that even if SIR is not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that SIR's failure to qualify as a REIT would not jeopardize our own qualification as a REIT, even though we own more than 10% of it.

        As discussed above, the SIR transaction agreement contains provisions that require SIR and us, due to our ongoing affiliation, to refrain from taking actions that may jeopardize the other's qualifications as a REIT under the IRC. For example, each of us is obligated to limit its investment in any tenant of the other, so that neither owns more than 4.9% of any such tenant, and each of us is obligated to cooperate reasonably with the other's requests motivated by REIT qualification and taxation.

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

        On October 7, 2010, we purchased office and industrial properties in Australia. In order to acquire the Australian properties, we acquired all of the beneficial interests of an Australian trust that owned those properties as its primary assets. Upon our acquisition, the acquired entity became either our qualified REIT subsidiary under Section 856(i) of the IRC or our disregarded entity (or, at a minimum, our almost wholly-owned partnership) under Treasury regulations issued under Section 7701 of the IRC. Thus, after the 2010 acquisition, we have treated and will treat all assets, liabilities and items of income, deduction and credit of the acquired Australian trust as ours for purposes of the various REIT qualification tests described above. To address the possibility that the acquired trust was properly classified as a C corporation for federal tax purposes prior to our acquisition, we made an election under Section 338(g) of the IRC in respect of the acquired Australian trust. Accordingly, regardless of the Australian trust's proper federal tax classification prior to our acquisition, our initial federal income tax basis in the acquired assets is our cost for acquiring them, and we neither succeeded to any C corporation earnings and profits in this acquisition nor acquired any built-in gain in former C corporation assets.

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

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of our corporate acquisitions, we succeeded to the undistributed earnings and profits, if any, of the acquired and then disregarded corporate entities. Thus, we needed to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of any sale-leaseback arrangements, the IRS could assert that we realized or will realize prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeds or exceeded the purchase price for that property. While we believe that the value of leased property at the time of any such purchase will or did not exceed the purchase price, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any such sale-leaseback transaction.

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds such income thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for dividends generally apply to:

        (1)   long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from C corporations such as taxable REIT subsidiaries; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

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

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates

(including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

        If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

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

        For taxable years beginning after December 31, 2012, U.S. shareholders who are individuals, estates or trusts are generally required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. For unmarried individuals, estates and trusts, the threshold is $200,000; for married individuals filing jointly, the threshold is $250,000; and for married individuals filing separately, the threshold is $125,000.

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

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust and bylaws, we believe that we are not and will not become a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

Taxation of Non-U.S. Shareholders

        The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

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

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

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

        Effective July 1, 2010, our reverse stock split resulted in a one for four combination of our common shares. The reverse stock split was a tax-free recapitalization to us pursuant to Section 368(a)(1)(E) of the IRC. Provided that we were at the time of the reverse stock split a domestically controlled REIT, as discussed above, or alternatively that our common shares at the time of the reverse stock split were "regularly traded" and a non-U.S. shareholder at all times during the preceding five years owned 5% or less by value of our common shares, each as discussed above, then the reverse stock split was also a tax-free recapitalization to the non-U.S. shareholder pursuant to Section 368(a)(1)(E) of the IRC. In that event, the non-U.S. shareholder would not have recognized gain or loss for federal income tax purposes as a result of exchanging pre-combination common shares for post-combination common shares pursuant to the reverse stock split; the holding period of the post-combination common shares received by a non-U.S. shareholder pursuant to the reverse stock split would include the holding period of the pre-combination common shares surrendered therefor, provided that the surrendered pre-combination common shares were held as a capital asset on the date of the split; and, the aggregate tax basis of the post-combination common shares received by a non-U.S. shareholder pursuant to the reverse stock split would equal the aggregate tax basis of the pre-combination common shares surrendered therefor. However, at the time of the reverse stock split, if we were not a domestically controlled REIT and if either our common shares were not "regularly traded" or a non-U.S. shareholder exceeded the above 5% ownership limitation, then the non-U.S. shareholder may have been required to file a United States federal income tax return for the taxable year of the reverse stock split in order to avoid recognition of gain on the reverse stock split.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to Treasury regulations, such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2017. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The United States Department of Labor has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the

ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

        The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  •
  any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  •
  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  •
  any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  •
  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

        We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in "Federal Income Tax Considerations—Taxation as a REIT."

RISK FACTORS

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

Risks Related to Our Business

If the current high unemployment rate in the United States continues or worsens, the occupancy and rents at our properties may decline.

        If the current high unemployment rate in the United States worsens or continues for a prolonged period, the demand to lease office and industrial space may decline. Reductions in tenant demand to lease space are likely to result in reduced occupancy and rents at our properties. Many of our operating costs, such as utilities, real estate taxes, insurance, etc., are fixed. If our rents decline our income and cash flow available for distribution will decline and we may become unable to maintain our current rate of distributions to our shareholders.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete. As a result, some of our tenants may become unable to pay our rents and the values of our properties may decline.

        The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete. If these general economic conditions persist or worsen, our business, prospects, financial condition, liquidity, results of operations and ability to meet our obligations and make or sustain distributions to our shareholders may be materially and adversely affected, including as follows:

  •
  our tenants may become unable or unwilling to pay our rents;

  •
  the demand for leased office and industrial space across the country may decline, and the rents we can charge when leases are renewed or new leases are entered may be lower than the rents we now charge;

  •
  we may be unable to lease our properties which become vacant as our leases expire or if our tenants default;

  •
  the market values of our properties may decline; and

  •
  access to capital markets may become difficult, expensive or impossible, and our ability to obtain debt or equity capital to fund our operations, meet our obligations, purchase additional properties or otherwise conduct our business may be materially and adversely affected or eliminated.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We are currently dependent upon economic conditions in our three core business segments: Central Business District, or CBD, office properties, suburban office properties and industrial & other properties.

        For the quarter ended December 31, 2012, excluding properties classified in discontinued operations, approximately 51.1% of our total rental income was received from properties classified in our CBD Office segment, 32.7% from properties classified in our Suburban Office segment, and 16.2% from properties classified in our Industrial & Other segment. A continued slowing in economic conditions in these business segments, particularly in our Suburban Office segment, will likely result in reduced demand from tenants for our properties. A significant economic downturn in one or more of these business segments could adversely affect our results of operations.

We face significant competition.

        Substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

        In addition, we face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and management resources than we have.

When we renew leases or lease to new tenants our rents may decline and our expenses may increase and changes in tenants' requirements for leased space may adversely affect us.

        When we renew leases or lease to new tenants we may receive less rent than we currently receive. Market conditions may require us to lower our rents to retain tenants. When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. Tenants have been generally increasingly seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

Our or SIR's failure or inability to meet certain terms of revolving credit facility or term loan agreements would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our and SIR's revolving credit facility agreements include various conditions to borrowings and our and SIR's revolving credit facility and term loan agreements include various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. We or SIR may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our or SIR's control. If we or SIR is unable to borrow under the applicable revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we or SIR defaults under an applicable revolving credit facility or term loan agreement, the lenders may demand immediate payment and lenders under a revolving credit facility may elect not to make further borrowings available. Additionally, during the continuance of any event of default under our revolving credit facility or term loan agreement, we will be limited or in some cases prohibited from making distributions on our shares and during the continuance of any event of default under SIR's revolving credit facility or term loan agreement, SIR will be limited or in some cases prohibited from making distributions on its shares (including to its shares that we own). Any default under our or SIR's revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.

        In the future, we or SIR may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our or SIR's current revolving credit facility and term loan agreements.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        Interest rates are currently at historically low levels and may increase. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

  •
  Amounts outstanding under our and SIR's revolving credit facilities and term loans and certain of our other debt bear interest at variable interest rates. When interest rates increase, so will our and SIR's interest costs, which could adversely affect our and SIR's cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and our and SIR's ability to make or sustain distributions to our and its shareholders (with respect to SIR, including us). Additionally, if we or SIR choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us or SIR.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Further, increased interest rates may effectively increase the cost of properties we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for properties, due to the effect of increased interest rates, to a price that sellers may not accept.

  •
  We expect to make regular distributions to our shareholders. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

Our acquisitions may not be successful.

        An element of our business plan involves the acquisition of additional properties. We cannot assure that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful.

        We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses.

Our sales strategy may not be successful.

        An element of our business plan involves the sale of certain of our properties. We cannot assure that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. Our ability to sell certain of our properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, the number of prospective purchasers, the number of competing properties on the market, a continued slowing in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, and our business plan to sell certain of our properties may not succeed and we may incur expenses and reputational harm.

Ownership of real estate is subject to environmental and climate change risks.

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own or occupy, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        Certain of our, including SIR's, properties are used or have been used for industrial purposes. Though we and SIR have reviewed these and our, including SIR's, other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot assure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of these properties contain, or may have contained, or are adjacent to or near other properties that contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Our exposure to these tanks creates the potential for the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

        We (including SIR) do not have any insurance designated to limit any losses that we (including SIR) may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. We do not believe that there are environmental conditions at any of our (including SIR's) properties that will materially and adversely affect us. However, we cannot assure that environmental conditions present at our (including SIR's) properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

        We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it other than at one building in Monroeville, PA where we are renovating the property for new tenants. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis—Impact of Climate Change."

Real estate ownership creates risks and liabilities.

        In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

  •
  the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  the subjectivity of real estate valuations and changes in such valuations over time;

  •
  property and casualty losses;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

  •
  legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

  •
  litigation incidental to our business.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2012, we had $4.3 billion in debt outstanding, which was 55.4% of our total book capitalization. Our note indenture and revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

        The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

        We intend to continue to make regular quarterly distributions to our shareholders. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and our debt indenture; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO, our Normalized FFO, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreements and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. For example, in October 2012, we announced a 50% reduction in our then regular quarterly distribution rate on our common shares. Also, our distributions may include a return of capital.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries, including SIR. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Most of our subsidiaries (excluding SIR and its subsidiaries) have guaranteed our revolving credit facility and term loan but none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2012, our subsidiaries had $1.4 billion of debt, including the $445.0 million of borrowings which SIR had outstanding under its $500.0 million unsecured revolving credit facility and its $350.0 million unsecured term loan. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts. In February 2013, SIR partially exercised its option to increase the available borrowing amount under its unsecured revolving credit facility from $500.0 million to $750.0 million.

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

        Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. We cannot assure that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the real estate industry generally.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred shares are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred shares at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility and term loan agreements.

Conversion of our series D preferred shares or our series E preferred shares will dilute the ownership interests of existing shareholders.

        The conversion of some or all of our series D preferred shares or our series E preferred shares, including a conversion upon exercise of a "fundamental change" or "change of control," respectively, as such terms are defined in the applicable articles supplementary, will dilute the ownership interests of existing shareholders. Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. In addition, the existence of the series D preferred shares and the series E preferred shares may encourage short selling by market participants because the conversion of the series D preferred shares or the series E preferred shares could depress the price of our common shares or for other reasons.

Risks Related to Investing in Foreign Countries

We are subject to social, political and economic risks of doing business in other countries.

        We have conducted a portion of our business in Australia since our acquisition in October 2010 of CWH Australia Trust, an Australian listed property trust, and, as of December 31, 2012, we owned 11 office and industrial buildings with approximately 1.8 million square feet in various locations in Australia. Circumstances and developments related to these international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial condition.

        We have pursued, and may continue to pursue, growth opportunities in Australia where the U.S. dollar is not the national currency. As of December 31, 2012, approximately 4.4% of our total assets were invested in Australian dollars, and we do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate any foreign currency risk. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between the Australian and U.S. dollars. More specifically, a significant change in the value of the Australian dollar may have an adverse effect on our results of operations and financial condition in the future. In the future, we may try to mitigate this foreign currency risk by borrowing under debt agreements denominated in Australian dollars and, on occasion and when deemed appropriate, using derivative contracts. However, we have no present intention to do so, and if we engage in such mitigation strategies, there can be no assurance that those attempts to mitigate foreign currency risk would be successful.

Risks Related to Our Relationship with RMR

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete new acquisitions for us and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry M. Portnoy and Adam D. Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including four other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment opportunities to present to us or to other businesses it manages. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR. We have also agreed with RMR to first offer any property that we determine to sell and that is within the principal investment focus of another REIT managed by RMR to such REIT prior to entering into any sale or other disposition arrangement with respect to such property.

        RMR also acts as the manager for four other NYSE-listed REITs: SNH, which primarily owns healthcare, senior living properties and medical office buildings; HPT, which owns hotels and travel centers; GOV, which owns properties that are majority leased to government tenants; and SIR, one of our consolidated subsidiaries which is focused on owning and investing in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including Five Star, which operates senior living communities; TA, which operates and franchises travel centers; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Barry M. Portnoy and Adam D. Portnoy. Also, RMR's multiple responsibilities to us, SNH, GOV and SIR may create potential conflicts of interest, or the appearance of such conflicts of interest. In addition, we participate with RMR, SNH, HPT, GOV, SIR, Five Star and TA in a combined insurance program through Affiliates Insurance Company, or AIC, an Indiana insurance company. Along with RMR, SNH, HPT, GOV, SIR, Five Star and TA we have invested in AIC, and all of our Trustees are directors of AIC.

        Barry M. Portnoy is Chairman and an employee of RMR, and Adam D. Portnoy is President, Chief Executive Officer and a director of RMR. Adam D. Portnoy is also our President. A majority of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR provides management services. All of our executive officers are also officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management agreements with RMR were negotiated between related parties and may not be as favorable to us as they would have been if negotiated between unrelated parties.

        We pay RMR fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value of those investments, the gross rents we collect from tenants and the cost of construction we incur at our properties which is supervised by RMR, plus an incentive fee based upon increases in our funds from operations (as defined in our management agreements with RMR). See "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unrelated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility and our term loan unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become a self managed company or if we contract with unrelated third parties. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

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

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, SIR, GOV, SNH, AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and Adam D. Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We (excluding SIR) have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We (separately from SIR), RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or from implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control;

  •
  shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees", as defined in our governing documents;

  •
  limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

  •
  the fact that only the chief executive officer, a majority of the Independent Trustees, the Board of Trustees or the holders of a majority of our shares entitled to vote at such meeting may call shareholder meetings;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized common shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our common shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our common shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies or a change in our control.

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

        Our declaration of trust and indemnity agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with SIR, GOV, SNH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration.

        Our contracts with SIR, GOV, SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against SIR, GOV, SNH, RMR or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

        Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Taxation

The loss of our special tax statuses could have significant adverse consequences.

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

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under both our term loan and our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

        Similarly, our Australian operations benefit from locally available tax concessions which require us to satisfy complex requirements as to which there are only limited judicial and administrative interpretations. We believe that we have operated, and are operating, in compliance with the requirements for these Australian tax concessions. However, we cannot be certain that, upon review or audit, the local tax authority will agree. If we cease to be eligible for these Australian tax concessions, then we may be subject to material amounts of Australian income taxes and the value of our shares likely would decline; in addition, we could be precluded from requalifying for these Australian tax concessions again.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        General.    At December 31, 2012, we had consolidated real estate investments totaling approximately $7.8 billion in 440 properties, excluding properties classified as held for sale, that were leased to approximately 1,900 tenants. Our consolidated properties are located in both CBD areas and suburban areas. We have concentrations of properties in three major geographic regions: Metro Philadelphia, PA, Oahu, HI and Metro Chicago, IL. For further information by geographic region, see Note 13 to the Notes to Consolidated Financial Statements of this Annual Report.

        The locations of our consolidated owned real estate at December 31, 2012, excluding properties classified as held for sale, were as follows (dollars in thousands):

Location	Number of Properties	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Income(2)
United States:
Alabama	11	$249,035	$238,341	$36,843
Arizona	9	162,871	141,865	22,913
California	35	320,506	294,490	36,917
Colorado	6	278,080	251,722	41,248
Connecticut	19	224,590	202,181	37,330
Delaware	1	54,407	35,521	3,686
District of Columbia	3	122,826	99,172	12,320
Florida	5	195,480	183,510	24,051
Georgia	28	204,440	168,714	20,550
Hawaii	58	655,622	644,089	75,099
Illinois	11	879,996	839,751	116,497
Indiana	4	263,642	245,891	37,397
Iowa	2	22,225	19,671	2,187
Kansas	42	142,661	132,516	19,397
Kentucky	1	11,982	9,710	1,143
Louisiana	1	90,071	87,438	19,099
Maryland	9	276,486	217,975	34,726
Massachusetts	12	178,736	134,319	21,574
Michigan	3	66,271	63,225	11,359
Minnesota	10	107,697	80,955	14,772
Missouri	5	39,513	34,085	4,998
New Jersey	6	186,183	163,043	30,287
New Mexico	8	51,252	39,109	6,820
New York	35	290,663	233,278	35,105
North Carolina	1	39,552	37,287	6,214
Ohio	18	204,216	176,824	26,885
Pennsylvania	25	1,049,547	767,618	137,824
South Carolina	11	123,996	113,711	14,683
Tennessee	3	54,166	45,837	6,892
Texas	26	404,613	300,748	48,830
Utah	1	85,678	84,526	7,940
Virginia	15	179,021	159,992	21,962
Washington	3	199,941	180,269	22,069
Wisconsin	2	132,676	122,192	20,152
Australia	11	280,768	272,228	34,429

Total real estate	440	$7,829,409	$6,821,803	$1,014,198

(1)
Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

        At December 31, 2012, 25 properties with an aggregate cost of $1.3 billion were encumbered by mortgage notes payable totaling $984.8 million (including net premiums and discounts).

Item 3.    Legal Proceedings.

        On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts titled Young v. Commonwealth REIT, et al., Case No. 1:12-cv-12405-DJC, or the Action. The Action is brought on behalf of purchasers of the common shares of CWH between January 10, 2012 and August 8, 2012, and asserts securities fraud claims against CWH and certain of its officers, under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Young's complaint alleges generally that CWH violated the federal securities laws by making false and misleading representations about its business, operations and management. The plaintiff seeks compensatory damages plus counsel fees and expenses. CWH believes that the Action is without merit, and intends to defend against all claims asserted. Accordingly, on January 22, 2013, CWH moved to dismiss the Action on the grounds that the claims asserted (1) are subject to binding arbitration under CWH's bylaws, and (2) fail to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. CWH has also filed a request for arbitration with the American Arbitration Association. The parties jointly have moved the Court for a scheduling order pursuant to which CWH will have no obligation to file an opening brief in support of its motion to dismiss until such time as a lead plaintiff has been appointed by the Court, lead counsel has been selected, and either a consolidated complaint has been filed or Young's original complaint has been designated as the operative complaint, all in accordance with customary procedures for purported class action litigation.

        In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material adverse effect on us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: CWH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2011
First Quarter	$29.10	$24.08
Second Quarter	27.53	24.17
Third Quarter	26.50	17.02
Fourth Quarter	19.83	15.79
2012
First Quarter	$21.43	$16.73
Second Quarter	19.25	17.03
Third Quarter	19.48	14.27
Fourth Quarter	16.26	13.46

        The closing price of our common shares on the NYSE on February 19, 2013, was $17.40 per share.

        As of February 19, 2013, there were approximately 1,780 shareholders of record, and we estimate that as of such date there were approximately 53,000 beneficial owners of our common shares.

        In October 2012, we declared a new quarterly common share dividend rate of $0.25 per share ($1.00 per share per year). Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2011	2012
First Quarter	$0.50	$0.50
Second Quarter	0.50	0.50
Third Quarter	0.50	0.50
Fourth Quarter	0.50	0.25

Total	$2.00	$1.75

        All common share distributions shown in the table above have been paid in cash. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the amount and form of distributions are made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our FFO, our Normalized FFO, our cash available for distribution, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future in cash or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included in "Exhibits and Financial Statement Schedules" of this Annual Report. Amounts are in thousands, except per share data.

	Year Ended December 31,
Income Statement Data	2012	2011	2010	2009		2008
Total revenues	$1,013,092	$874,232	$720,747	$696,902		$685,359
Income from continuing operations	101,085	75,090	26,839	63,886		44,159
Net (loss) income(1)	(79,845)	109,984	135,409	164,674		244,645
Net (loss) income available for common shareholders(2)	(151,958)	62,999	81,755	114,006		193,977
Common distributions declared	146,539	150,074	99,374	134,741		190,302
Weighted average common shares outstanding—basic and diluted	83,750	77,428	64,703	56,055		56,617
Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income (loss) from continuing operations	$0.35	$0.36	$0.12	$0.24		$(0.11)
Net (loss) income(2)	$(1.81)	$0.81	$1.26	$2.03		$3.43
Common distributions declared	$1.75	$2.00	$1.48	$2.40	(3)	$3.36

	December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
Real estate properties(4)	$7,829,409	$7,244,232	$6,357,258	$6,323,681	$6,242,257
Equity investments	184,711	177,477	171,464	158,822	—
Total assets	8,189,634	7,447,026	6,588,539	6,121,321	6,016,099
Total indebtedness, net	4,349,821	3,577,331	3,206,066	2,992,650	2,889,918
Total shareholders' equity attributable to CommonWealth REIT	3,105,428	3,568,517	3,131,690	2,889,066	2,921,112
Noncontrolling interest in consolidated subsidiary	396,040	—	—	—	—
Total shareholders' equity	3,501,468	3,568,517	3,131,690	2,889,066	2,921,112

(1)
Changes in net income result primarily from property acquisitions and sales during all periods presented, a loss of $168,632 recognized in 2012 from asset impairment, net gains aggregating $9,285 in 2012 from the issuance of common shares by GOV and the sale of properties, net gains aggregating $53,929 in 2011 from the sale of properties and the issuance of common shares by GOV, a loss of $10,355 recognized in 2011 from asset impairment, net gains aggregating $206,912 recognized in 2010 from the sale of properties and the issuance of common shares by GOV, losses aggregating $154,261 recognized in 2010 from asset impairment and accelerated depreciation, the contribution of 29 properties to GOV during 2009, gains aggregating $99,819 recognized in 2009 from the sale of properties and early extinguishment of debt, losses aggregating $31,882 recognized in 2009 from asset impairment and gains of $137,174 recognized in 2008 from the sale of properties.

(2)
Net income available for common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of preferred shares.

(3)
Includes a $0.48 per common share distribution which was declared on December 11, 2009, and paid on January 29, 2010, to shareholders of record as of the close of business on December 21, 2009. This "pull back dividend" was with respect to earnings for the three months ended December 31, 2009, but was declared in December 2009 and paid in 2010 to comply with REIT distribution requirements of the IRC.

(4)
Excludes value of acquired real estate leases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

OVERVIEW

        The majority of the properties owned by us (excluding SIR), or our wholly owned properties, are office buildings in CBD and suburban locations throughout the United States. Our wholly owned property portfolio also includes 8.8 million square feet of industrial and other space and 1.8 million square feet of office and industrial buildings located in Australia. Our consolidated subsidiary, SIR, owns 24.6 million square feet of primarily net leased, single tenant office and industrial properties, including 17.8 million square feet of primarily leasable industrial and commercial lands located in Oahu, HI.

        SIR was formerly our 100% owned subsidiary. On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters' option to purchase additional shares) for net proceeds (after deducting underwriters' discounts and estimated expenses) of $180.8 million. In December 2012, SIR issued an additional 8,050,000 of its common shares (including 1,050,000 common shares sold pursuant to the underwriters' option to purchase additional shares) in a public offering, raising net proceeds of $182.8 million (after deducting underwriters' discounts and estimated expenses). We are SIR's largest shareholder and, as of the date of this report, we own 22,000,000 common shares of SIR, which represent approximately 56.0% of SIR's outstanding common shares.

        GOV was formerly our 100% owned subsidiary. In June 2009, GOV completed its initial public offering and became a publicly held company with shares listed on the NYSE. In October 2012, GOV issued 7,500,000 common shares in a public offering for $23.25 per common share, raising net proceeds (after deducting underwriters' discounts and estimated expenses) of approximately $166.7 million. We recognized a gain on this sale by an equity investee of $7.2 million as a result of the per share sales price of this transaction being above our per share carrying value. GOV is no longer one of our consolidated subsidiaries and we use the equity method to account for our continuing ownership of GOV. Our ownership percentage of GOV was reduced to 18.2% after GOV's October 2012 equity issuance.

        References to our properties in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include our consolidated properties, including SIR's properties, unless the context otherwise provides.

Property Operations

        As of December 31, 2012, 90.0% of our total square feet was leased, compared to 89.6% leased as of December 31, 2011. These results reflect a 0.2% increase in occupancy at properties we owned continuously since January 1, 2011 and increases from our property acquisitions completed during 2012. Occupancy data for 2012 and 2011 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2012	2011(3)	2012	2011
Total consolidated properties	440	419	396	396
Total square feet	71,901	65,311	58,539	58,539
Percent leased(4)	90.0%	89.6%	89.6%	89.4%

(1)
Excludes properties classified in discontinued operations.

(2)
Based on properties owned continuously since January 1, 2011 and excludes properties classified in discontinued operations.

(3)
Excludes 94 properties with a total of approximately 6,674 square feet which were reclassified to discontinued operations from continuing operations as of December 31, 2012. Excludes properties sold in 2012.

(4)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

        As of December 31, 2012, we had 37 office properties and 57 industrial properties with a combined 6,673,851 square feet classified as held for sale. Results of operations for properties sold during 2012, or held for sale as of December 31, 2012, are included in discontinued operations in our consolidated statements of operations. These properties and their operating results are excluded from the data in the preceding paragraph and, except as noted from the balance of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The average effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2012 and 2011 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Year Ended December 31,
	2012	2011
CBD office buildings	$29.96	$29.64
Suburban office buildings	$21.04	$22.07
Industrial properties (including Hawaii land leases)	$5.89	$5.79
Consolidated portfolio	$16.64	$15.95

(1)
Average effective rental rate per square foot represents total rental income during the period specified adjusted for tenant concessions, including free rent and tenant reimbursements, divided by the average rentable square feet leased during the period specified. Data presented excludes properties classified in discontinued operations.

        During the year ended December 31, 2012, we renewed leases for 4,824,000 square feet and entered into new leases for 2,609,000 square feet, at weighted average rental rates that were approximately 0.4% below rents previously charged for the same space. The average lease term for leases entered into during 2012 was 7.6 years. Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during 2012 totaled $143.3 million, or $19.28 per square foot on average (approximately $2.54 per square foot per year of the lease term).

        During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak. Required tenant concessions, including tenant improvements, leasing brokerage commissions, tenant reimbursements and free rent, have increased in certain markets since 2008, and may continue to increase there or in other markets, depending on market and competitive conditions. Tenant concessions are generally amortized during the terms of the affected leases. We believe that the stubbornly high unemployment rate and weak leasing market conditions, particularly in suburban locations, in the United States may lead to stable or modest changes in occupancy and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through 2013. However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rental income or financial results for future periods.

        We review all of our long lived assets for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred. As of December 31, 2012, we determined the carrying value of 58 properties exceeded their estimated fair value based on broker valuations and comparable sales transactions, resulting in impairment charges aggregating $168.6 million.

        As of December 31, 2012, approximately 14.4% of our consolidated leased square feet and 15.3% of our consolidated annualized rental income, determined as set forth below, are included in leases scheduled to expire through December 31, 2014. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated. Lease expirations by year, as of December 31, 2012, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Square Feet Expiring(1)	% of Square Feet Expiring	Cumulative % of Square Feet Expiring	Annualized Rental Income Expiring(2)	% of Annualized Rental Income Expiring	Cumulative % of Annualized Rental Income Expiring
2013	514	5,514	8.5%	8.5%	$93,166	9.2%	9.2%
2014	309	3,829	5.9%	14.4%	62,250	6.1%	15.3%
2015	352	4,841	7.5%	21.9%	99,622	9.8%	25.1%
2016	310	6,893	10.7%	32.6%	107,701	10.6%	35.7%
2017	280	4,561	7.0%	39.6%	100,730	9.9%	45.6%
2018	144	5,110	7.9%	47.5%	91,204	9.0%	54.6%
2019	85	5,001	7.7%	55.2%	63,658	6.3%	60.9%
2020	70	3,461	5.3%	60.5%	83,820	8.3%	69.2%
2021	49	2,369	3.7%	64.2%	41,333	4.1%	73.3%
2022	108	4,463	6.9%	71.1%	55,594	5.5%	78.8%
Thereafter	148	18,659	28.9%	100.0%	215,120	21.2%	100.0%

	2,369	64,701	100.0%		$1,014,198	100.0%

Weighted average remaining lease term (in years):		8.2			6.7

(1)
Square feet is pursuant to existing leases as of December 31, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

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

        A principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears. As of December 31, 2012, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Income(2)	Expiration
1. Telstra Corporation Limited	311	0.5%	2.0%	2020
2. Office Depot, Inc.	651	1.0%	1.7%	2016 and 2023
3. Expedia, Inc.	365	0.6%	1.5%	2018
4. U.S. Government(3)	589	0.9%	1.5%	2013 to 2032
5. John Wiley & Sons, Inc.	342	0.5%	1.4%	2017
6. PNC Financial Services Group	587	0.9%	1.4%	2017 to 2021
7. Wells Fargo Bank	558	0.9%	1.4%	2013 to 2022
8. GlaxoSmithKline plc	608	0.9%	1.3%	2013
9. J.P. Morgan Chase & Co.	412	0.6%	1.2%	2015 to 2025
10. Flextronics International Ltd.	1,051	1.6%	1.1%	2019
11. The Bank of New York Mellon Corp.	393	0.6%	1.1%	2015 to 2021
12. United Healthcare Services Inc.	483	0.7%	1.1%	2013 to 2023
13. Royal Dutch Shell plc	631	1.0%	1.0%	2016
14. Orbital Sciences Corp.	337	0.5%	1.0%	2023

Total	7,318	11.2%	18.7%

(1)
Square feet is pursuant to existing leases as of December 31, 2012, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

(3)
Including our 18.2% pro rata ownership of GOV as of December 31, 2012, the U.S. Government represents 1,845 square feet, or 2.8% of our total square feet, and 4.2% of our total annualized rental income.

Investment and Disposition Activities

        Since January 1, 2012, we (excluding SIR) have acquired six CBD office properties with a combined 3,440,574 square feet for an aggregate purchase price of $554.2 million, including the assumption of $333.2 million of mortgage debt and excluding closing costs. At the time of acquisition, these properties were 94.4% leased for a weighted average (by rents) term of 6.3 years and generated property NOI which yielded approximately 8.7% of the aggregate gross purchase price, based on estimated GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing. As of February 21, 2013, we (excluding SIR) have no pending agreements to acquire properties.

        Since January 1, 2012, we (excluding SIR) have sold five suburban office properties and 16 industrial properties with a combined 1,358,788 square feet for an aggregate sales price of $22.0 million, excluding closing costs. In addition, we (excluding SIR) are currently marketing for sale some of our wholly owned suburban office and industrial properties which are currently not achieving occupancy or rents we consider acceptable and where we have concluded that improvement may be extensively delayed or financially expensive to achieve. As of February 21, 2013, we have two properties with a combined 675,250 square feet under agreement to sell for a total of $5.1 million, excluding closing costs. We expect to sell these properties during 2013; however, there is no assurance that these properties will be sold in that time period or at all. We occasionally also consider selling properties which are performing to our desired expectations if such sales meet our strategic objective of becoming a CBD focused office REIT and if such sales can be achieved for valuations which are reasonable.

        Since the date of the SIR IPO, SIR has acquired 18 properties with a combined 3,773,788 square feet for an aggregate purchase price of $543.0 million, including the assumption of $26.0 million of mortgage debt and excluding closing costs. At the time of acquisition, these properties were nearly 100% leased for a weighted average (by rents) term of 12.7 years and generated property NOI which yielded approximately 9.2% of the aggregate gross purchase price, based on estimated GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing. As of February 21, 2013, SIR has entered into agreements to acquire three properties with a combined 225,211 square feet for an aggregate purchase price of $53.3 million, excluding closing costs. SIR's pending agreements to acquire additional properties are subject to conditions typical of commercial real estate transactions, including completion of due diligence; accordingly, there can be no assurance that SIR will acquire all or any of these properties.

        For more information regarding these transactions, please see Note 3 to the Notes to Consolidated Financial Statements of this Annual Report.

Financing Activities

        In January 2012, we prepaid at par all $150.7 million of our 6.95% unsecured senior notes due 2012, and in July 2012, we prepaid at par all $191.0 million of our 6.50% unsecured senior notes due 2013. Both of these prepayments were made using cash on hand and borrowings under our revolving credit facility. We also repaid at maturity $57.0 million of our unsecured term loan using borrowings under our revolving credit facility in December 2012. Furthermore, we repaid at maturity $5.4 million of 7.31% mortgage debt in February 2012, we prepaid at par $12.7 million of 6.06% mortgage debt in May 2012, and we repaid at maturity $4.5 million of 6.00% mortgage debt in October 2012. These mortgage payments were made using cash on hand. In connection with all of our prepayments of debt, we recorded a combined loss on early extinguishment of debt totaling $1.9 million from the write off of unamortized discounts and deferred financing fees.

        In March 2012, SIR entered into a $500.0 million revolving credit facility that is available to SIR for general business purposes, including acquisitions. The SIR revolving credit facility is scheduled to mature on March 11, 2016 and, subject to SIR's payment of an extension fee and meeting certain other conditions, SIR has the option to extend the stated maturity date by one year. Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium. SIR also pays a per annum facility fee on the total amount of lending commitments under the SIR revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR's debt leverage or credit ratings (SIR is not currently rated). In July 2012, SIR amended the SIR revolving credit facility. As a result of this amendment, the pledge agreement that SIR and certain of its subsidiaries had previously entered into was terminated, and the equity of SIR's subsidiaries that had been pledged pursuant to that pledge agreement as collateral for SIR's and SIR's subsidiary guarantors' obligations under the SIR revolving credit facility was released. In February 2013, the available borrowing amount under the SIR revolving credit facility was increased from $500.0 million to $750.0 million.

        In July 2012, we issued $175.0 million of 5.75% unsecured senior notes due 2042 in a public offering, raising net proceeds of approximately $169.0 million after expenses. We used the net proceeds from these notes to redeem in August 2012 all 6,000,000 shares of our 7 1/8% series C preferred stock at par plus accrued and unpaid distributions (approximately $150.0 million), and used the excess proceeds to partially fund certain acquisitions.

        Also in July 2012, SIR entered into a five year $350.0 million unsecured term loan. The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time. In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. The SIR term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of December 31, 2012. The interest rate spread is subject to adjustment based upon changes to SIR's leverage or credit ratings. SIR used the net proceeds of the SIR term loan to repay amounts outstanding under the SIR revolving credit facility and for general business activities, including acquisitions. As of December 31, 2012, the interest rate for the amount outstanding under the SIR term loan was 1.8%.

        During 2012, we (including SIR) assumed mortgage debt in connection with certain of our property acquisitions. For more information on these mortgage assumptions, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Activities" and Note 11 to the Notes to Consolidated Financial Statements of this Annual Report.

        For more information regarding our and SIR's financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report.

RESULTS OF OPERATIONS

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$786,077	$782,077	$4,000	0.5%	$227,015	$92,155	$134,860	146.3%	$1,013,092	$874,232	$138,860	15.9%
Operating expenses	322,750	328,492	(5,742)	(1.7)%	96,931	34,972	61,959	177.2%	419,681	363,464	56,217	15.5%

Net operating income(3)	$463,327	$453,585	$9,742	2.1%	$130,084	$57,183	$72,901	127.5%	593,411	510,768	82,643	16.2%

Other expenses:
Depreciation and amortization									245,729	206,697	39,032	18.9%
General and administrative									51,697	43,682	8,015	18.3%
Loss on asset impairment									—	3,036	(3,036)	(100.0)%
Acquisition related costs									5,648	10,073	(4,425)	(43.9)%

Total other expenses									303,074	263,488	39,586	15.0%

Operating income									290,337	247,280	43,057	17.4%
Interest and other income									1,428	1,662	(234)	(14.1)%
Interest expense									(204,244)	(195,024)	(9,220)	4.7%
Loss on early extinguishment of debt									(1,895)	(35)	(1,860)	5314.3%
Equity in earnings of investees									11,420	11,377	43	0.4%
Gain on issuance of shares by an equity investee									7,246	11,177	(3,931)	(35.2)%

Income from continuing operations before income tax expense									104,292	76,437	27,855	36.4%
Income tax expense									(3,207)	(1,347)	(1,860)	138.1%

Income from continuing operations									101,085	75,090	25,995	34.6%
Discontinued operations
Loss from discontinued operations									(14,337)	(539)	(13,798)	2559.9%
Loss on asset impairment from discontinued operations									(168,632)	(7,319)	(161,313)	2204.0%
Net gain on sale of properties from discontinued operations									2,039	42,752	(40,713)	(95.2)%

Net (loss) income									(79,845)	109,984	(189,829)	(172.6)%
Net income attributable to noncontrolling interest in consolidated subsidiary									(15,576)	—	(15,576)	(100.0)%

Net (loss) income attributable to CommonWealth REIT									(95,421)	109,984	(205,405)	(186.8)%
Preferred distributions									(51,552)	(46,985)	(4,567)	9.7%
Excess redemption price paid over carrying value of preferred shares									(4,985)	—	(4,985)	(100.0)%

Net (loss) income available for CommonWealth REIT common shareholders									$(151,958)	$62,999	$(214,957)	(341.2)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$28,972	$28,105	$867	3.1%
Loss from discontinued operations									(14,337)	(539)	(13,798)	2559.9%
Loss on asset impairment from discontinued operations									(168,632)	(7,319)	(161,313)	2204.0%
Net gain on sale of properties from discontinued operations									2,039	42,752	(40,713)	(95.2)%

Net (loss) income									$(151,958)	$62,999	$(214,957)	(341.2)%

Weighted average common shares outstanding—basic and diluted									83,750	77,428	6,322	8.2%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.35	$0.36	$(0.01)	(2.8)%

(Loss) income from discontinued operations									$(2.16)	$0.45	$(2.61)	(580.0)%

Net (loss) income available for common shareholders									$(1.81)	$0.81	$(2.62)	(323.5)%

(1)
Comparable properties consist of 396 properties we owned continuously from January 1, 2011 to December 31, 2012, excluding properties classified as held for sale.

(2)
Acquired properties consist of 44 and 22 (which 22 are included in the 44) properties we owned on December 31, 2012 and 2011, respectively, and which we acquired during the period from January 1, 2011 to December 31, 2012.

(3)
We calculate Net Operating Income, or NOI, as shown above. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net (loss) income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net (loss) income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. We believe that NOI may facilitate an understanding of our consolidated historical operating results. This measure should be considered in conjunction with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows. Other REITs and real estate companies may calculate NOI differently than we do.

Calculation of Funds from Operations, or FFO, and Normalized FFO

	Year Ended December 31,
	2012	2011
	(in thousands, except per share data)
Calculation of FFO:(1)
Net (loss) income attributable to CommonWealth REIT	$(95,421)	$109,984
Plus: depreciation and amortization from continuing operations	245,729	206,697
Plus: depreciation and amortization from discontinued operations	12,563	16,458
Plus: loss on asset impairment from continuing operations	—	3,036
Plus: loss on asset impairment from discontinued operations	168,632	7,319
Plus: FFO from investees	21,383	19,895
Plus: net income attributable to noncontrolling interest	15,576	—
Less: FFO attributable to noncontrolling interest	(19,419)	—
Less: net gain on sale of properties from discontinued operations	(2,039)	(42,752)
Less: equity in earnings of investees	(11,420)	(11,377)

FFO attributable to CommonWealth REIT	335,584	309,260
Less: preferred distributions	(51,552)	(46,985)

FFO available for CommonWealth REIT common shareholders	$284,032	$262,275

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT	$335,584	$309,260
Plus: acquisition related costs from continuing operations	5,648	10,073
Plus: acquisition related costs from discontinued operations	—	129
Plus: normalized FFO from investees	21,710	20,734
Plus: loss on early extinguishment of debt from continuing operations	1,895	35
Less: early extinguishment of debt settled in cash	—	(232)
Plus: average minimum rent from direct financing lease	1,316	1,097
Plus: FFO attributable to noncontrolling interest	19,419	—
Less: normalized FFO attributable to noncontrolling interest	(20,132)	—
Less: FFO from investees	(21,383)	(19,895)
Less: interest earned from direct financing lease	(1,452)	(1,448)
Less: gain on issuance of shares by an equity investee	(7,246)	(11,177)

Normalized FFO attributable to CommonWealth REIT	335,359	308,576
Less: preferred distributions	(51,552)	(46,985)

Normalized FFO available for CommonWealth REIT common shareholders	$283,807	$261,591

Per common share:
FFO available for CommonWealth REIT common shareholders—basic and diluted	$3.39	$3.39

Normalized FFO available for CommonWealth REIT common shareholders—basic and diluted	$3.39	$3.38

(1)
We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net (loss) income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on asset impairment, net (loss) income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, earnings from equity investees and FFO attributable to noncontrolling interest. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs, gains from issuance of shares by equity investees, gain and loss on early extinguishment of debt unless settled in cash, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interest. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facilities and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

          We refer to the 396 properties we owned continuously from January 1, 2011 to December 31, 2012, excluding properties classified as held for sale, as comparable properties. We refer to the 44 and 22 (which 22 are included in the 44) properties that we owned as of December 31, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to December 31, 2012, as acquired properties. Our consolidated statement of operations for the year ended December 31, 2012 includes the operating results of 22 acquired properties for the entire period, as we acquired these properties prior to January 1, 2012, and the operating results of 22 acquired properties for less than the entire period, as those properties were purchased during the year ended December 31, 2012. Our consolidated statement of operations for the year ended December 31, 2011 includes the operating results of 22 acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that period), as those properties were purchased during the period from January 1, 2011 to December 31, 2011.

          References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2012, compared to the year ended December 31, 2011.

          Rental income.    Rental income increased for the year ended December 31, 2012, compared to the same period in 2011, primarily due to our acquisition of 22 properties in 2011 and 22 properties in 2012. Rental income from our CBD Office segment, as presented in the segment information in Note 13 to the Notes to Consolidated Financial Statements of this Annual Report, increased by $119.7 million, or 30.7%, primarily reflecting our acquisition of nine CBD office properties in 2011 and seven CBD office properties in 2012 located in our Chicago, IL and our Other Markets regions. Rental income from our Suburban Office segment increased $10.8 million, or 3.3%, primarily reflecting our acquisition of 25 suburban office properties since January 1, 2011 located in our Other Markets region. Rental income from our Industrial & Other segment increased by $8.4 million, or 5.4%, primarily reflecting our acquisition of three industrial properties since January 1, 2011 located in our Other Markets region and rental rate increases at our comparable properties in our Oahu, HI region. Rental income includes non-cash straight line rent adjustments totaling $39.0 million in the 2012 period and $31.6 million in the 2011 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $9.7 million in the 2012 period and $7.8 million in the 2011 period. Rental income also includes lease termination fees totaling $5.8 million in the 2012 period and $2.8 million in the 2011 period.

          Operating expenses.    The increase in operating expenses primarily reflects our acquisition of 44 properties since January 1, 2011. The decrease in operating expenses at our comparable properties primarily reflects the relatively mild winter season experienced during the first quarter of 2012 and the resulting savings in snow removal and utility costs.

          Total other expenses.    The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since January 1, 2011 and an increase in general and administrative expenses related to SIR operating as a separate public company, partially offset by the loss on asset impairment recorded in the 2011 period and lower costs for acquisitions in the 2012 period compared to the 2011 period.

          Interest and other income.    The decrease in interest and other income primarily reflects a gain on sale of equity securities during the 2011 period.

          Interest expense.    The increase in interest expense in the 2012 period primarily reflects the assumption of $680.4 million of mortgage debt since January 1, 2011, an increase in principal of our floating rate term loan in 2011, SIR's new term loan in 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012, partially offset by the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the repayment of $5.4 million of 7.31% mortgage debt in February 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012, the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012, the repayment of $4.5 million of 6.00% mortgage debt in October 2012, the repayment of $29.2 million of 7.435% mortgage debt in June 2011 and the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

          Loss on early extinguishment of debt.    The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the prepayment of $12.7 million of 6.06% mortgage debt in May 2012, and the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012. The loss on early extinguishment of debt in the 2011 period reflects the write off of unamortized deferred financing fees relating to lenders that did not commit to the amended terms of our revolving credit facility, partially offset by the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

          Equity in earnings of investees.    Equity in earnings of investees represents our proportionate share of earnings from GOV and AIC. The increase in earnings of investees primarily reflects our increased equity ownership interest in AIC on a consolidated basis as a result of SIR's investment in AIC in May 2012, offset by a decrease in equity earnings from GOV.

          Gain on issuance of shares by an equity investee.    The gain on issuance of shares by an equity investee reflects the issuance of 7,500,000 common shares by GOV in October 2012 and the issuance of 6,500,000 common shares by GOV in July 2011, at prices above our per share carrying value.

          Income tax expense.    The increase in income tax expense primarily reflects recent tax rate increases in Australia.

          Loss from discontinued operations.    Loss from discontinued operations reflects operating results from 94 properties reclassified to discontinued operations as of December 31, 2012 that are being marketed for sale, three office properties sold in 2012 and 17 office properties and three industrial properties sold in 2011.

          Loss from asset impairment from discontinued operations.    The 2012 loss on asset impairment reflects the write down to estimated fair value for 58 properties that are being marketed for sale and were reclassified to discontinued operations as of December 31, 2012. The 2011 loss on asset impairment reflects the write down to estimated fair value of 18 properties sold in 2013, two properties sold in 2012 and six properties currently being marketed for sale.

          Net gain on sale of properties from discontinued operations.    Net gain on sale of properties reflects net gains totaling $42.8 million from the sale of 17 office properties and three industrial properties classified as discontinued operations in 2011 and gains totaling $2.0 million from the sale of three office properties in the 2012 period.

          Net (loss) income.    The decrease in net income is primarily a result of the changes noted above, particularly the loss on asset impairment from discontinued operations we recognized as of December 31, 2012.

          Net income attributable to noncontrolling interest in consolidated subsidiary.    Net income attributable to noncontrolling interest represents the noncontrolling portion of SIR's net income from the date of the SIR IPO in March 2012 to December 31, 2012.

          Net (loss) income attributable to CommonWealth REIT and net (loss) income available for CommonWealth REIT common shareholders.    The decrease in net income attributable to CommonWealth REIT reflects the same factors noted above. Net income available for CommonWealth REIT common shareholders is net income attributable to CommonWealth REIT reduced by preferred distributions and the excess redemption price paid over the carrying value of our 7 1/8% series C preferred shares that we redeemed in August 2012. The increase in preferred distributions primarily reflects distributions on 11,000,000 of our 7 1/4% series E preferred shares that we issued in June 2011, partially offset by the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

          Weighted average common shares outstanding—basic and diluted.    The increase in weighted average common shares outstanding primarily results from 11,500,000 common shares we issued in a public equity offering in July 2011.

RESULTS OF OPERATIONS

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

	Comparable Properties Results(1) Year Ended December 31,				Acquired and Other Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$664,943	$666,336	$(1,393)	(0.2)%	$209,289	$54,411	$154,878	284.6%	$874,232	$720,747	$153,485	21.3%
Operating expenses	292,714	282,254	10,460	3.7%	70,750	20,647	50,103	242.7%	363,464	302,901	60,563	20.0%

Net operating income	$372,229	$384,082	$(11,853)	(3.1)%	$138,539	$33,764	$104,775	310.3%	510,768	417,846	92,922	22.2%

Other expenses:
Depreciation and amortization									206,697	187,680	19,017	10.1%
General and administrative									43,682	36,672	7,010	19.1%
Loss on asset impairment									3,036	29,949	(26,913)	(89.9)%
Acquisition related costs									10,073	21,553	(11,480)	(53.3)%

Total other expenses									263,488	275,854	(12,366)	(4.48)%

Operating income									247,280	141,992	105,288	74.2%
Interest and other income									1,662	2,171	(509)	(23.4)%
Interest expense									(195,024)	(179,642)	(15,382)	8.6%
Loss on early extinguishment of debt									(35)	(796)	761	(95.6)%
Equity in earnings of investees									11,377	8,464	2,913	34.4%
Gain on issuance of shares by an equity investee									11,177	34,808	(23,631)	(67.9)%
Gain on asset acquisition									—	20,392	(20,392)	(100.0)%

Income from continuing operations before income tax expense									76,437	27,389	49,048	179.1%
Income tax expense									(1,347)	(550)	(797)	144.9%

Income from continuing operations									75,090	26,839	48,251	179.8%
Discontinued operations:
(Loss) income from discontinued operations									(539)	36,029	(36,568)	(101.5)%
Loss on asset impairment from discontinued operations									(7,319)	(99,315)	91,996	(92.6)%
Loss on early extinguishment of debt from discontinued operations									—	(248)	248	(100.0)%
Net gain on sale of properties from discontinued operations									42,752	137,768	(95,016)	(69.0)%

Income before gain on sale of properties									109,984	101,073	8,911	8.8%
Gain on sale of properties									—	34,336	(34,336)	(100.0)%

Net income attributable to CommonWealth REIT									109,984	135,409	(25,425)	(18.8)%
Preferred distributions									(46,985)	(47,733)	748	(1.6)%
Excess redemption price paid over carrying value of preferred shares									—	(5,921)	5,921	(100.0)%

Net income available for CommonWealth REIT common shareholders									$62,999	$81,755	$(18,756)	(22.9)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$28,105	$7,521	20,584	273.7%
(Loss) income from discontinued operations									(539)	36,029	(36,568)	(101.5)%
Loss on asset impairment from discontinued operations									(7,319)	(99,315)	91,996	(92.6)%
Loss on early extinguishment from debt from discontinued operations									—	(248)	248	(100.0)%
Net gain on sale of properties from discontinued operations									42,752	137,768	(95,016)	(69.0)%

Net income									$62,999	$81,755	$(18,756)	(22.9)%

Weighted average common shares outstanding—basic and diluted									77,428	64,703	12,725	19.7%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.36	$0.12	$0.24	200.0%

Income from discontinued operations									$0.45	$1.15	$(0.70)	(60.9)%

Net income available for common shareholders									$0.81	$1.26	$(0.45)	(35.7)%

(1)
Comparable properties consist of 356 properties we owned continuously from January 1, 2010 to December 31, 2011, excluding properties classified as held for sale.

(2)
Acquired properties consist of 63 and 41 (which 41 are included in the 63) properties we owned on December 31, 2011 and 2010, respectively, and which we acquired during the period from January 1, 2010 to December 31, 2011. Other properties include 15 properties we sold to GOV during 2010. Rental income of $23,625 and operating expenses of $11,064 in 2010 from properties sold to GOV are not classified in discontinued operations because of our continuing ownership of GOV.

Calculation of FFO and Normalized FFO

	Year Ended December 31,
	2011	2010
	(in thousands, except per share data)
Calculation of FFO:
Net income attributable to CommonWealth REIT	$109,984	$135,409
Plus: depreciation and amortization from continuing operations	206,697	187,680
Plus: depreciation and amortization from discontinued operations	16,458	35,848
Plus: loss on asset impairment from continuing operations	3,036	29,949
Plus: loss on asset impairment from discontinued operations	7,319	99,315
Plus: FFO from investees	19,895	14,819
Less: gain on sale of properties	—	(34,336)
Less: net gain on sale of properties from discontinued operations	(42,752)	(137,768)
Less: gain on asset acquisition	—	(20,392)
Less: equity in earnings of investees	(11,377)	(8,464)

FFO attributable to CommonWealth REIT	309,260	302,060
Less: preferred distributions	(46,985)	(47,733)

FFO available for CommonWealth REIT common shareholders	$262,275	$254,327

Calculation of Normalized FFO:
FFO attributable to CommonWealth REIT	$309,260	$302,060
Plus: acquisition related costs from continuing operations	10,073	21,553
Plus: acquisition related costs from discontinued operations	129	7
Plus: normalized FFO from investees	20,734	17,410
Plus: loss on early extinguishment of debt from continuing operations	35	796
Plus: loss on early extinguishment of debt from discontinued operations	—	248
Less: early extinguishment of debt settled in cash	(232)	—
Plus: average minimum rent from direct financing lease	1,097	—
Less: FFO from investees	(19,895)	(14,819)
Less: interest earned from direct financing lease	(1,448)	—
Less: gain on issuance of shares by an equity investee	(11,177)	(34,808)

Normalized FFO attributable to CommonWealth REIT	308,576	292,447
Less: preferred distributions	(46,985)	(47,733)

Normalized FFO available for CommonWealth REIT common shareholders	$261,591	$244,714

Per common share:
FFO available for CommonWealth REIT common shareholders—basic	$3.39	$3.93

FFO available for CommonWealth REIT common shareholders—diluted	$3.39	$3.87

Normalized FFO available for CommonWealth REIT common shareholders—basic	$3.38	$3.78

Normalized FFO available for CommonWealth REIT common shareholders—diluted	$3.38	$3.74

        We refer to the 356 properties we owned continuously from January 1, 2010 to December 31, 2011, excluding properties classified as held for sale, as comparable properties. We refer to the 63 and 41 (which 41 are included in the 63) properties that we owned as of December 31, 2011 and 2010, respectively, which we acquired during the period from January 1, 2010 to December 31, 2011, as acquired properties. Our consolidated statement of operations for the year ended December 31, 2011 includes the operating results of 41 acquired properties for the entire period, as we acquired these properties prior to January 1, 2011, and the operating results of 22 acquired properties for less than the entire period, as those properties were purchased during the year ended December 31, 2011. Our consolidated statement of operations for the year ended December 31, 2010 includes the operating results of 41 acquired properties for less than the entire period (and then only to the extent any of those properties were acquired during that period), as those properties were purchased during the period from January 1, 2010 to December 31, 2010.

        References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2011, compared to the year ended December 31, 2010.

        Rental income.    Rental income increased for the year ended December 31, 2011, compared to the same period in 2010, primarily due to our acquisition of 63 properties in 2010 and 2011, partially offset by a decrease in rental income from the sale of 15 properties to GOV in 2010. Rental income from our CBD Office segment, as presented in the segment information in Note 13 to the Notes to Consolidated Financial Statements of this Annual Report, increased $84.7 million, or 27.7%, primarily reflecting the acquisition of 10 properties during 2010 and 2011, partially offset by a decrease in rental income resulting from the sale of six properties to GOV in 2010. Rental income from our Suburban Office segment increased by $53.7 million, or 19.5%, primarily reflecting the acquisition of 21 properties in 2010 and 13 properties in 2011, partially offset by a decrease in rental income resulting from the sale of nine properties to GOV in 2010. Rental income from our Industrial & Other segment increased $15.1 million, or 10.8% primarily reflecting our acquisition of 10 industrial properties during the fourth quarter of 2010 located in Australia and included in our Other Markets region. Rental income includes non-cash straight line rent adjustments totaling $31.6 million in 2011 and $12.8 million in 2010 and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $7.8 million in 2011 and $4.9 million in 2010. Rental income also includes lease termination fees totaling $2.8 million in 2011 and $1.9 million in 2010.

        Operating expenses.    The increase in operating expenses primarily reflects our acquisition of 63 properties since January 1, 2010. The increase in operating expenses at our comparable properties primarily reflects the increase in real estate taxes and other operating expenses previously paid directly to service providers by tenants under expired or modified leases, building demolition costs at one of our office parks in Atlanta, GA, and an increase in environmental remediation costs at properties located in Hawaii.

        Total other expenses.    The decrease in total other expenses primarily reflects losses on asset impairment recorded during 2010 from the write down to estimated fair value for four of the properties sold to GOV and four industrial & other properties that we continue to own and a decrease in acquisition costs from taxes and fees related to properties acquired in Australia during 2010, partially offset by the acquisition of 63 properties during 2010 and 2011.

        Interest and other income.    The decrease in interest and other income is due primarily to $376,000 of interest income from our investment in marketable pass through certificates redeemed in August 2010.

        Interest expense.    The increase in interest expense in 2011 primarily reflects the issuance of $250.0 million of 5.875% unsecured senior notes in September 2010, a $400.0 million floating rate term loan issued in December 2010, which was increased to $557.0 million during the fourth quarter of 2011, the increase in average floating rates on our revolving credit facility and the assumption of $321.2 million of mortgage debt in 2011, partially offset by the prepayment of $182.4 million of mortgage debt and the repayment of $30.0 million of 8.875% unsecured senior notes in August 2010, $20.0 million of 8.625% unsecured senior notes in October 2010, $168.2 million floating rate senior notes in March 2011, $29.2 million of 7.435% mortgage debt in June 2011 and $23.2 million of 8.05% mortgage debt in July 2011.

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

        Gain on asset acquisition.    The gain on asset acquisition in 2010 represents the excess of the fair value of the assets we acquired when we purchased properties in Australia over the price we paid.

        Income from discontinued operations.    Income from discontinued operations reflects operating results from 40 office properties and six industrial properties sold in 2010, 2011 and 2012, plus the operating results of 94 properties being marketed for sale. The properties sold to GOV during 2010 are not considered as sold from discontinued operations because of our continuing ownership of GOV shares.

        Loss on asset impairment from discontinued operations.    The 2011 loss on asset impairment reflects the write down to estimated fair value of 18 properties sold in 2013, two properties sold in 2012 and six properties being marketed for sale. The 2010 loss on asset impairment in discontinued operations reflects the write down to estimated fair value for one property sold during 2011, two properties sold during 2012, 18 properties sold in 2013 and seven properties currently being marketed for sale.

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

        Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.    The decrease in net income attributable to CommonWealth REIT reflects the same factors noted above. Net income available for CommonWealth REIT common shareholders is net income reduced by preferred distributions and the excess redemption price paid over the carrying value of our 8 3/4% series B preferred shares that we redeemed in October 2010. The decrease in preferred distributions primarily reflects the redemption of 7,000,000 shares of our 8 3/4% series B preferred shares in October 2010, partially offset by distributions on 11,000,000 of 7 1/4% series E preferred shares that we issued in June 2011.

        Weighted average common shares outstanding—basic and diluted.    The increase in weighted average common shares outstanding reflects 11,500,000 common shares issued in July 2011 and 16,125,000 common shares issued in March and September 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

        As of December 31, 2012, we had $102.2 million of cash and cash equivalents and $453.0 million available to borrow under our (excluding SIR) revolving credit facility. In addition, at December 31, 2012, SIR had $405.0 million available to borrow under its revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, proceeds from the sale of properties, distributions from our equity investment in GOV and from SIR, and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future.

        Our future cash flows from operating activities will depend primarily upon our:

  •
  ability to maintain or improve the occupancy of, and the rental rates at, our properties;

  •
  ability to control operating cost increases at our properties;

  •
  receipt of distributions from our equity investment in GOV and from SIR; and

  •
  ability to purchase additional properties which produce cash flows in excess of our costs of acquisition capital and property operating expenses.

        We believe that present leasing market conditions in the majority of areas where our properties are located, particularly at our suburban office properties, may result in continued decreases in occupancies and effective rents, or gross rents less required tenant concessions, including tenant improvements, leasing commissions, tenant reimbursements and free rent through 2013. Volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass throughs of operating costs to our tenants pursuant to lease terms. We generally do not purchase turnaround properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully complete such acquisitions.

        Cash flows provided by (used in) operating, investing and financing activities were $276.8 million, ($748.2) million and $380.4 million, respectively, for the year ended December 31, 2012, and $263.3 million, ($623.9) million and $359.8 million, respectively, for the year ended December 31, 2011. Changes in all three categories between 2012 and 2011 are primarily related to our property acquisitions, our purchase of improvements to our properties, our sales of properties, our equity issuances of common and preferred shares, our redemption of preferred shares, our borrowings and repayments on debt and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we (excluding SIR) maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of December 31, 2012. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.5% for the year ended December 31, 2012. As of December 31, 2012 and February 21, 2013, we had $297.0 million and $322.0 million, respectively, outstanding under our revolving credit facility.

        At December 31, 2012, SIR had a $500.0 million revolving credit facility available to SIR for general business purposes, including acquisitions. The maturity date of the SIR revolving credit facility is March 11, 2016 and, subject to the payment by SIR of an extension fee and SIR meeting certain other conditions, includes an option for SIR to extend the stated maturity date of the SIR revolving credit facility by one year to March 11, 2017. In addition, the SIR revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.0 billion in certain circumstances. In February 2013, the available borrowing amount under the SIR revolving credit facility was increased from $500.0 million to $750.0 million. Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of December 31, 2012. SIR also pays a facility fee of 30 basis points per annum on the total amount of lending commitments under the SIR revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR's leverage or credit ratings. SIR can borrow, repay and reborrow funds available under the SIR revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, the interest rate payable on borrowings under the SIR revolving credit facility was 1.5%. In addition, as of December 31, 2012 and February 21, 2013, SIR had $95.0 million and $200.0 million, respectively, outstanding under the SIR revolving credit facility.

        In March 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares raising net proceeds (after deducting underwriters' discounts and estimated expenses) of $180.8 million. For more information regarding the SIR IPO and its application of the net proceeds, see Note 10 to the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated herein by reference.

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

        During the year ended December 31, 2012, we paid distributions on our common shares totaling $146.5 million. We also paid an aggregate of $52.7 million of distributions on our series C, series D and series E preferred shares. In January 2013, we declared a distribution of $0.25 per common share, or $21.0 million, which we paid on February 21, 2013 to shareholders of record on January 22, 2013. We also declared a distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which we paid on February 15, 2013 to our preferred shareholders of record as of February 1, 2013. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

        For the period from the SIR IPO to December 31, 2012, SIR paid distributions on its common shares totaling $28.4 million. In January 2013, SIR declared a distribution of $0.42 per SIR common share, or $16.5 million, which was paid on February 19, 2013 to SIR shareholders of record on January 22, 2013. As of February 21, 2013, we have received a total of $29.3 million from SIR's distributions as a result of our ownership of 22,000,000 SIR common shares.

        Our outstanding debt maturities and weighted average interest rates as of December 31, 2012, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(2)	Weighted Average Interest Rate(3)
2013	$—	$—	$8,408		$8,408	6.0%
2014	—	244,655	20,756		265,411	5.7%
2015	297,000	436,000	24,649		757,649	4.3%
2016	595,000	400,000	324,736		1,319,736	4.1%
2017	350,000	250,000	329,271		929,271	4.4%
2018	—	250,000	5,870		255,870	6.6%
2019	—	125,000	166,976	(1)	291,976	6.5%
2020	—	250,000	28,794		278,794	5.9%
2021	—	—	37,160		37,160	5.4%
2022	—	—	2,421		2,421	6.1%
Thereafter	—	175,000	2,577		177,577	5.7%

	$1,242,000	$2,130,655	$951,618		$4,324,273	4.8%

(1)
We have a mortgage loan for $175,000 secured by one property located in Philadelphia, PA that matures in 2019. Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)
Total debt outstanding as of December 31, 2012, including net unamortized premiums and discounts, equals $4,349,821.

(3)
Includes current contractual interest rates.

        For a description of our financing activities since January 1, 2012, please see "Financing Activities" above. Please see Note 11 to the Notes to Consolidated Financial Statements in this Annual Report for further information about our (including SIR's) indebtedness.

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

        During the year ended December 31, 2012, we received cash distributions totaling $16.8 million from GOV. At December 31, 2012, we owned 9,950,000, or 18.2%, of the outstanding common shares of beneficial interest of GOV, with a carrying value of $173.5 million and a market value, based on quoted market prices, of $238.5 million ($23.97 per share). In October 2012, GOV issued 7,500,000 common shares in a public offering for $23.25 per common share, raising net proceeds of approximately $166.7 million. We recognized a gain on this sale by an equity investee of $7.2 million as a result of the per share sales price of this transaction being above our per share carrying value. Our ownership percentage in GOV was reduced to 18.2% after this transaction.

        Since January 1, 2012, we have acquired 24 properties with a combined 7,214,362 square feet for an aggregate purchase price of $1.1 billion, including the assumption of $359.2 million of mortgage debt and excluding closing costs, using cash on hand and borrowings under our and SIR's revolving credit facilities. As of February 21, 2013, we (excluding SIR) have no pending agreements to acquire properties; however, SIR has entered into agreements to acquire three properties with a combined 225,211 square feet for an aggregate purchase price of $53.3 million, excluding closing costs. These pending agreements of SIR's to acquire additional properties are subject to conditions typical of commercial real estate transactions, including completion of due diligence; accordingly, there can be no assurance that SIR will acquire all or any of these properties. For more information regarding properties that we have acquired and properties that we have agreed to acquire pursuant to existing agreements we have entered into, see Note 3 to the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated herein by reference.

        As of December 31, 2012, 94 of our wholly owned suburban office and industrial properties with a combined 6,673,851 square feet located throughout the United States were either listed for sale or in the process of being listed for sale with third party brokers. These properties are classified as properties held for sale in our consolidated balance sheet and included in discontinued operations in our consolidated statements of operations. As of February 21, 2013, we have sold 18 of these properties with a combined 1,060,026 square feet for an aggregate sale price of $10.3 million, excluding closing costs. We also have two properties with approximately 675,250 square feet under agreement for sale totaling $5.1 million, excluding closing costs. We expect to sell these properties and the remaining properties listed for sale during 2013; however, no assurance can be given that any of the properties will be sold in that time period or at all.

        During the years ended December 31, 2012 and 2011, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011
Leasing capital(1)	$114,369	$90,655
Building improvements(2)	18,356	11,128
Development, redevelopment and other activities(3)	40,663	34,609

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

        Commitments made for expenditures, such as tenant improvements and leasing costs, and tenant concessions, including free rent and tenant reimbursements, in connection with leasing space during the year ended December 31, 2012, were as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Rentable square feet leased during the year	2,609	4,824	7,433
Tenant leasing costs and concession commitments(1)	$71,117	$72,160	$143,277
Tenant leasing costs and concession commitments per rentable square foot(1)	$27.26	$14.96	$19.28
Weighted average lease term (years)(2)	7.0	7.9	7.6
Total leasing costs and concession commitments per rentable square foot per year(1)	$3.89	$1.89	$2.54

(1)
Includes commitments made for leasing expenditures, such as tenant improvements, leasing commissions and tenant concessions, including free rent and tenant reimbursements.

(2)
Weighted based on the annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

        As of December 31, 2012, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$4,324,273	$8,408	$1,023,060	$2,249,007	$1,043,798
Purchase obligations(1)	105,000	105,000	—	—	—
Tenant related obligations(2)	91,052	78,058	9,152	1,860	1,982
Projected interest expense(3)	1,130,530	209,738	375,995	216,328	328,469
Ground lease obligation(4)	140,348	1,461	2,954	2,954	132,979

Total	$5,791,203	$402,665	$1,411,161	$2,470,149	$1,507,228

(1)
Represents the purchase price by SIR to acquire two properties for $105.0 million pursuant to an executed purchase agreement on December 31, 2012. SIR acquired these properties in January 2013.

(2)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2012.

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

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2012, other than the cash flow hedge on a $175.0 million mortgage loan described in Note 12 to the Notes to Consolidated Financial Statements and under "Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report.

Debt Covenants

        Our and SIR's principal unsecured debt obligations at December 31, 2012, were our revolving credit facility, SIR's revolving credit facility, our unsecured term loan, SIR's unsecured term loan and our $2.1 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements, our and SIR's revolving credit facilities and our and SIR's term loan agreements contain a number of financial ratio covenants which generally restrict our and SIR's ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our and SIR's ability to make distributions under certain circumstances and require us and SIR to maintain other financial ratios. At December 31, 2012, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we and SIR, as applicable, were in compliance with all respective covenants under our revolving credit facilities and our term loan agreements.

        In addition to our unsecured debt obligations, the SIR revolving credit facility and the SIR term loan, we had $984.8 million (including net unamortized premiums and discounts) of mortgage notes outstanding at December 31, 2012.

        None of our indenture and related supplements, our revolving credit facility agreement, SIR's revolving credit facility agreement, our term loan agreement, SIR's term loan agreement, our mortgage note agreements or SIR's mortgage note agreements contains provisions for acceleration or requires us to provide collateral security which could be triggered by our debt ratings. However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreements, and any debt rating SIR may obtain in the future could in certain circumstances determine the interest rate and fees payable by SIR under its revolving credit facility agreement and term loan agreement.

        Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more. Similarly, our revolving credit facility agreement, SIR's revolving credit facility agreement, our term loan agreement and SIR's term loan agreement contain cross default provisions. A termination of our business management agreement or our property management agreement with RMR would cause a default under our revolving credit facility agreement and our term loan agreement, if not approved by a majority of our lenders. The termination of SIR's business management agreement or SIR's property management agreement with RMR would cause a default under SIR's revolving credit facility agreement and term loan agreement if not approved by a majority of SIR's lenders.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, SNH, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: SNH, which is our former subsidiary and with which we have engaged in transactions from time to time, including our selling properties to SNH; GOV, which is also our former subsidiary, of which we are the largest shareholder and to which we have previously sold properties; SIR, which is a consolidated subsidiary of ours and to which we have transferred 251 properties in connection with SIR's initial public offering; and we (separately from SIR), RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 10 to the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated herein by reference, and the section captioned "Business" of this Annual Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and "Risk Factors." Copies of certain of our agreements with these related parties, including our and SIR's business management agreements and property management agreements with RMR, various agreements we have entered with SNH, GOV and SIR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

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

  •
  classification of leases; and

  •
  investments in GOV and AIC.

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of The FASB Accounting Standards CodificationTM, identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, buildings and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing acquired in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired in place real estate leases) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as assumed real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

        Our investments in GOV and AIC are accounted for using the equity method of accounting. Under the equity method, we record our percentage share of net earnings from GOV and AIC in our consolidated statements of operations. We use the income statement method to account for issuance of common shares of beneficial interest by GOV and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares or stock by GOV or AIC are recognized in our consolidated statements of operations. Under the equity method, accounting policy judgments made by GOV and AIC could have a material effect on our net income. Also, if we determine there is an "other than temporary" decline in the fair value of these investments, their cost basis would be written down to fair value and the amount of the write down would be included in our earnings. In evaluating the fair value of these investments, we have considered, among other things, quoted market prices for GOV, the financial condition and near term prospects of each investee, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for their respective industries generally.

IMPACT OF INFLATION

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues.

        To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

        In periods of rapid inflation, our tenants' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require some of our tenants to provide guarantees or security for our rent.

IMPACT OF CLIMATE CHANGE

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its ENERGY STAR label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants and their ability to pay rent to us.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe is adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

        At December 31, 2012, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

Unsecured Senior Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
Unsecured senior notes	$244,655	5.750%	$14,068	2014	Semi-Annually
Unsecured senior notes	186,000	6.400%	11,904	2015	Semi-Annually
Unsecured senior notes	250,000	5.750%	14,375	2015	Semi-Annually
Unsecured senior notes	400,000	6.250%	25,000	2016	Semi-Annually
Unsecured senior notes	250,000	6.250%	15,625	2017	Semi-Annually
Unsecured senior notes	250,000	6.650%	16,625	2018	Semi-Annually
Unsecured senior notes	125,000	7.500%	9,375	2019	Quarterly
Unsecured senior notes	250,000	5.875%	14,688	2020	Semi-Annually
Unsecured senior notes	175,000	5.750%	10,063	2042	Quarterly

	$2,130,655		$131,723

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued these debts. For more information, see Note 11 to the Notes to Consolidated Financial Statements of this Annual Report.

        No principal repayments are due under our unsecured senior notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
Mortgage notes payable	$12,356	4.950%	$612	2014	Monthly
Mortgage notes payable	8,272	5.990%	495	2015	Monthly
Mortgage notes payable	8,980	5.780%	519	2015	Monthly
Mortgage notes payable	7,500	5.689%	427	2016	Monthly
Mortgage notes payable	116,000	5.235%	6,073	2016	Monthly
Mortgage notes payable	7,474	5.760%	431	2016	Monthly
Mortgage notes payable	40,854	6.030%	2,463	2016	Monthly
Mortgage notes payable	146,264	6.290%	9,200	2016	Monthly
Mortgage notes payable	11,302	7.360%	832	2016	Monthly
Mortgage notes payable	41,275	5.670%	2,340	2017	Monthly
Mortgage notes payable	265,000	5.680%	15,052	2017	Monthly
Mortgage notes payable	18,447	5.950%	1,098	2017	Monthly
Mortgage notes payable	174,870	2.845% (2)	4,975	2019	Monthly
Mortgage notes payable	28,793	5.690%	1,638	2021	Monthly
Mortgage notes payable	40,185	5.300%	2,130	2021	Monthly
Mortgage notes payable	3,759	6.750%	254	2022	Monthly
Mortgage notes payable	12,650	6.140%	777	2023	Monthly
Mortgage notes payable	7,637	5.710%	436	2026	Monthly

	$951,618		$49,752

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Note 11 to the Notes to Consolidated Financial Statements of this Annual Report.

(2)
Interest on this loan is payable at a rate equal to a spread over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016. The annual interest rate listed represents the floating interest rate at December 31, 2012.

        Our secured notes require principal and interest payments through maturity pursuant to amortization schedules.

        We have interest rate swap agreements to manage our interest rate risk exposure on $175.0 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements. Approximately 4.0% ($174.9 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2012. As of December 31, 2012, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income (loss) in our consolidated balance sheet totaled $16.6 million.

        Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $30.8 million.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt. Based on the balances outstanding at December 31, 2012, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $133.8 million.

        Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2012, our floating rate debt consisted of $297.0 million outstanding under our $750.0 million unsecured revolving credit facility, $95.0 million outstanding under SIR's $500.0 million unsecured revolving credit facility, our $500.0 million unsecured term loan and SIR's $350.0 million unsecured term loan. Our revolving credit facility matures in October 2015 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity by one year to October 2016. SIR's revolving credit facility matures in March 2016, and subject to SIR's meeting certain conditions, including its payment of an extension fee, SIR has the option to extend the stated maturity date by one year to March 2017. In February 2013, SIR partially exercised its option to increase the available borrowing amount under the SIR revolving credit facility from $500.0 million to $750.0 million. Our $500.0 million unsecured term loan matures in December 2016, and SIR's $350.0 million unsecured term loan matures in July 2017. No principal payments are required under our revolving credit facility or term loan or SIR's revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Borrowings under SIR's revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to SIR's debt leverage or credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or term loan or SIR's revolving credit facility or term loan, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. Generally, a change in market interest rates would not affect the value of this floating rate debt, but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our consolidated floating rate interest expense as of December 31, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2012	1.9%	$1,242,000	$23,598	$0.28
100 basis point increase	2.9%	$1,242,000	$36,018	$0.43

(1)
Weighted based on our and SIR's outstanding borrowings as of December 31, 2012.

(2)
Based on weighted average shares outstanding as of December 31, 2012.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual consolidated floating rate interest expense as of December 31, 2012 if we and SIR were each fully drawn on our revolving credit facilities and our and SIR's term loans remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2012	1.9%	$2,100,000	$39,900	$0.48
100 basis point increase	2.9%	$2,100,000	$60,900	$0.73

(1)
Weighted based on our and SIR's outstanding borrowings as of December 31, 2012.

(2)
Based on weighted average shares outstanding as of December 31, 2012.

        The foregoing tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility and SIR's revolving credit facility or other floating rate debt.

        Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Foreign Currency Risk

        Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates. Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency. We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations. At December 31, 2012 and at February 21, 2013, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks. Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. A 10% change in foreign currency exchange rates used to convert fiscal year ended December 31, 2012 Australian operating results to U.S. dollars would not be material to our consolidated earnings for that period.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is included in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under the terms of our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives 2,000 common shares per year under the 2012 Plan as part of their annual compensation for serving as a trustee. The terms of grants made under the 2012 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders—2012 Plan	None.	None.	2,916,383	(1)
Total	None.	None.	2,916,383	(1)

(1)
Pursuant to the terms of the 2012 Plan, in no event shall the number of shares issued under the 2012 Plan exceed 3,000,000. Since the 2012 Plan was established in May of 2012, 83,617 share awards have been granted.

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

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K/A dated July 21, 2010.)
3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.)
3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)
3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)

Exhibit Number	Description
3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2005.)
3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 2005.)
3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 2006.)
3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006.)
3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006.)
3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2007.)
3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2011.)
3.15	Amended and Restated Bylaws of the Company, adopted January 10, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2012.)
4.1	Form of Common Share Certificate. (Filed herewith.)
4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Filed herewith.)
4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Filed herewith.)
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
4.6
Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.7
Supplemental Indenture No. 12, dated as of January 30, 2003, between the Company and U.S. Bank National Association, or U.S. Bank, relating to the Company's 6.40% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.8
Supplemental Indenture No. 13, dated as of October 30, 2003, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004.)
4.9
Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

Exhibit Number	Description
4.10	Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
4.11
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
4.12
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company's 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
4.13
Supplemental Indenture No. 19, dated as of November 25, 2009, between the Company and U.S. Bank, relating to the Company's 7.50% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 25, 2009.)
4.14
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company's 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
4.15
Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated July 25, 2012.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Amended and Restated Business Management Agreement, dated as of December 11, 2012, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012.)
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
10.4
Second Amendment to Amended and Restated Property Management Agreement, dated as of December 11, 2012, by and among Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012.)
10.5
Business and Property Management Agreement, dated as of January 31, 2013, between the Company and RMR Australia Asset Management Pty Limited. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2013.)

Exhibit Number	Description
10.6	Letter, dated January 31, 2013, from Reit Management & Research LLC to the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2013.)
10.7	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 17, 2003.)
10.8	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
10.9	CommonWealth REIT 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2012.)
10.10	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.11	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2012.)
10.12	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2012.)
10.13
Credit Agreement, dated as of August 9, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 9, 2010.)
10.14
First Amendment to Credit Agreement, dated as of December 20, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)
10.15
Second Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 2011.)
10.16
Third Amendment to Credit Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)
10.17
Term Loan Agreement, dated as of December 16, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2010.)
10.18
First Amendment to Term Loan Agreement, dated as of October 26, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 26, 2011.)
10.19
Second Amendment to Term Loan Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)

Exhibit Number	Description
10.20	Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 1999.)
10.21
First Amendment to Transaction Agreement, dated as of May 5, 2008, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.22	Transaction Agreement, dated June 8, 2009, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2009.)
10.23	Transaction Agreement, dated March 12, 2012, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2012.)
10.24
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, the Company, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to Exhibit 10.1 to Select Income REIT's Current Report on Form 8-K dated May 21, 2012, File No. 001-35442.)
10.25
Amended and Restated Business Management Agreement, dated as of December 12, 2012, between Select Income REIT and Reit Management & Research LLC. (+) (Incorporated by reference to Exhibit 10.1 to Select Income REIT's Current Report on Form 8-K dated December 12, 2012, File No. 001-35442.)
10.26
Property Management Agreement, dated as of March 12, 2012, between Select Income REIT and Reit Management & Research LLC. (+) (Incorporated by reference to Exhibit 10.4 to Select Income REIT's Current Report on Form 8-K dated March 6, 2012, File No. 001-35442.)
10.27
First Amendment to Property Management Agreement, dated as of December 12, 2012, between Select Income REIT and Reit Management & Research LLC. (+) (Incorporated by reference to Exhibit 10.2 to Select Income REIT's Current Report on Form 8-K dated December 12, 2012, File No. 001-35442.)
10.28
Credit Agreement, dated as of March 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Exhibit 10.1 to Select Income REIT's Current Report on Form 8-K dated March 6, 2012, File No. 001-35442.)
10.29
First Amendment to Credit Agreement, dated as of July 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Select Income REIT's Current Report on Form 8-K dated July 12, 2012, File No. 001-35442.)
10.30
Agreement Regarding Commitment Increases, dated as of February 4, 2013, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Select Income REIT's Current Report on Form 8-K dated February 4, 2013, File No. 001-35442.)

Exhibit Number	Description
10.31	Term Loan Agreement, dated as of July 12, 2012, among Select Income REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Exhibit 10.2 to Select Income REIT's Current Report on Form 8-K dated July 12, 2012, File No. 001-35442.)
10.32
Form of Select Income REIT Indemnification Agreement. (+) (Incorporated by reference to Exhibit 10.5 to Select Income REIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 001-35442.)
10.33	Select Income REIT 2012 Equity Compensation Plan. (+) (Incorporated by reference to Exhibit 10.7 to Select Income REIT's Current Report on Form 8-K dated March 6, 2012, File No. 001-35442.)
10.34	Select Income REIT Summary of Trustee Compensation. (+) (Incorporated by reference to Exhibit 10.8 to Select Income REIT's Current Report on Form 8-K dated March 6, 2012, File No. 001-35442.)
10.35
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 3043 Walton Road, Plymouth Meeting, PA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.36
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 2200 County Road C West, Roseville, MN). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.37
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 200 Old County Road, Mineola, NY). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.38
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5823 Wildwaters Parkway, Dewitt, NY). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.39
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1615 Lakeside Drive, Waukegan, IL). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.40
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 1675 Lakeside Drive, Waukegan, IL). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.41
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47900 Bayside Parkway, Fremont, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)

Exhibit Number	Description
10.42	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47211/47215 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.43
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 7909 Parklane Road, Columbia, SC). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.44
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 47201 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.45
Purchase and Sale Agreement, dated as of September 20, 2011, between CW Nom LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 5370 Naiman Parkway, Solon, OH). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.46
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the property located at 11209-11211 N. Tatum Boulevard, Phoenix, AZ). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.47
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
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited the accompanying consolidated balance sheets of CommonWealth REIT (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommonWealth REIT at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommonWealth REIT's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2013

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited CommonWealth REIT's (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommonWealth REIT's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CommonWealth REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of CommonWealth REIT and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2013

COMMONWEALTH REIT

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$1,531,416	$1,450,154
Buildings and improvements	6,297,993	5,794,078

	7,829,409	7,244,232
Accumulated depreciation	(1,007,606)	(934,170)

	6,821,803	6,310,062
Properties held for sale	171,832	—
Acquired real estate leases, net	427,756	343,917
Equity investments	184,711	177,477
Cash and cash equivalents	102,219	192,763
Restricted cash	16,626	7,869
Rents receivable, net of allowance for doubtful accounts of $9,962 and $12,575, respectively	253,394	217,592
Other assets, net	211,293	197,346

Total assets	$8,189,634	$7,447,026

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$297,000	$100,000
SIR revolving credit facility	95,000	—
Senior unsecured debt, net	2,972,994	2,845,030
Mortgage notes payable, net	984,827	632,301
Liabilities related to properties held for sale	2,339	—
Accounts payable and accrued expenses	194,184	158,272
Assumed real estate lease obligations, net	69,304	70,179
Rent collected in advance	35,700	37,653
Security deposits	23,860	23,779
Due to related persons	12,958	11,295

Total liabilities	4,688,166	3,878,509

Commitments and contingencies
Shareholders' equity:
Shareholders' equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series C preferred shares; 7 1/8% cumulative redeemable since February 15, 2011; zero and 6,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $150,000	—	145,015
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 83,804,068 and 83,721,736 shares issued and outstanding, respectively	838	837
Additional paid in capital	3,585,400	3,614,079
Cumulative net income	2,386,900	2,482,321
Cumulative other comprehensive income (loss)	565	(4,709)
Cumulative common distributions	(2,972,569)	(2,826,030)
Cumulative preferred distributions	(529,367)	(476,657)

Total shareholder's equity attributable to CommonWealth REIT	3,105,428	3,568,517
Noncontrolling interest in consolidated subsidiary	396,040	—

Total shareholders' equity	3,501,468	3,568,517

Total liabilities and shareholders' equity	$8,189,634	$7,447,026

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Rental income	$1,013,092	$874,232	$720,747

Expenses:
Operating expenses	419,681	363,464	302,901
Depreciation and amortization	245,729	206,697	187,680
General and administrative	51,697	43,682	36,672
Loss on asset impairment	—	3,036	29,949
Acquisition related costs	5,648	10,073	21,553

Total expenses	722,755	626,952	578,755

Operating income	290,337	247,280	141,992
Interest and other income	1,428	1,662	2,171
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $3,405, $6,943 and $7,150, respectively)	(204,244)	(195,024)	(179,642)
Loss on early extinguishment of debt	(1,895)	(35)	(796)
Equity in earnings of investees	11,420	11,377	8,464
Gain on issuance of shares by an equity investee	7,246	11,177	34,808
Gain on asset acquisition	—	—	20,392

Income from continuing operations before income tax expense	104,292	76,437	27,389
Income tax expense	(3,207)	(1,347)	(550)

Income from continuing operations	101,085	75,090	26,839
Discontinued operations:
(Loss) income from discontinued operations	(14,337)	(539)	36,029
Loss on asset impairment from discontinued operations	(168,632)	(7,319)	(99,315)
Loss on early extinguishment of debt from discontinued operations	—	—	(248)
Net gain on sale of properties from discontinued operations	2,039	42,752	137,768

(Loss) income before gain on sale of properties	(79,845)	109,984	101,073
Gain on sale of properties	—	—	34,336

Net (loss) income	(79,845)	109,984	135,409
Net income attributable to noncontrolling interest in consolidated subsidiary	(15,576)	—	—

Net (loss) income attributable to CommonWealth REIT	(95,421)	109,984	135,409
Preferred distributions	(51,552)	(46,985)	(47,733)
Excess redemption price paid over carrying value of preferred shares	(4,985)	—	(5,921)

Net (loss) income available for CommonWealth REIT common shareholders	$(151,958)	$62,999	$81,755

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$28,972	$28,105	$7,521
(Loss) income from discontinued operations	(14,337)	(539)	36,029
Loss on asset impairment from discontinued operations	(168,632)	(7,319)	(99,315)
Loss on early extinguishment of debt from discontinued operations	—	—	(248)
Net gain on sale of properties from discontinued operations	2,039	42,752	137,768

Net (loss) income	$(151,958)	$62,999	$81,755

Weighted average common shares outstanding—basic and diluted	83,750	77,428	64,703

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.35	$0.36	$0.12

(Loss) income from discontinued operations	$(2.16)	$0.45	$1.15

Net (loss) income	$(1.81)	$0.81	$1.26

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(79,845)	$109,984	$135,409
Other comprehensive income (loss):
Unrealized loss on derivative instruments	(828)	(8,840)	(9,501)
Unrealized income on investment in available for sale securities	—	—	19
Realized gain on sale of investment in available for sale securities	—	(19)	—
Foreign currency translation adjustments	6,062	(632)	11,641
Increase in share of investees' other comprehensive income	47	76	—

Total comprehensive (loss) income	(74,564)	100,569	137,568

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	(15,583)	—	—

Comprehensive (loss) income attributable to CommonWealth REIT	$(90,147)	$100,569	$137,568

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	CommonWealth REIT Shareholders
	Preferred Shares									Common Shares
	Series B		Series C		Series D		Series E								Cumulative Other Comprehensive Income (Loss)
													Additional Paid in Capital
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions		Cumulative Net Income		Noncontrolling Interest in Consolidated Subsidiary	Total
Balance at December 31, 2009	7,000,000	$169,079	6,000,000	$145,015	15,180,000	$368,270	—	$—	($382,596)	55,965,061	$560	($2,576,582)	$2,925,845	$2,236,928	$2,547	$—	$2,889,066
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	135,409	—	—	135,409
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,501)	—	(9,501)
Unrealized income on investment in available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19	—	19
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,641	—	11,641

Total comprehensive income																	137,568

Issuance of shares, net	—	—	—	—	—	—	—	—	—	16,125,000	161	—	430,617	—	—	—	430,778
Redemption of shares	(7,000,000)	(169,079)	—	—	—	—	—	—	—	—	—	—	(5,921)	—	—	—	(175,000)
Share grants	—	—	—	—	—	—	—	—	—	48,625	—	—	896	—	—	—	896
Distributions	—	—	—	—	—	—	—	—	(49,656)	—	—	(99,374)	—	—	—	—	(149,030)
Purchase of noncontrolling equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(2,588)	—	—	—	(2,588)

Balance at December 31, 2010	—	—	6,000,000	145,015	15,180,000	368,270	—	—	(432,252)	72,138,686	721	(2,675,956)	3,348,849	2,372,337	4,706	—	3,131,690
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	109,984	—	—	109,984
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,840)	—	(8,840)
Realized gain on sale of investment in available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(632)	—	(632)
Increase in share of investees other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	76	—	76

Total comprehensive income																	100,569

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(amounts in thousands, except share data)

	CommonWealth REIT Shareholders
	Preferred Shares									Common Shares
	Series B		Series C		Series D		Series E								Cumulative Other Comprehensive Income (Loss)
													Additional Paid in Capital
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions		Cumulative Net Income		Noncontrolling Interest in Consolidated Subsidiary	Total
Issuance of shares, net	—	—	—	—	—	—	11,000,000	265,391	—	11,500,000	115	—	264,192	—	—	—	529,698
Share grants	—	—	—	—	—	—	—	—	—	83,050	1	—	1,038	—	—	—	1,039
Distributions	—	—	—	—	—	—	—	—	(44,405)	—	—	(150,074)	—	—	—	—	(194,479)

Balance at December 31, 2011	—	—	6,000,000	145,015	15,180,000	368,270	11,000,000	265,391	(476,657)	83,721,736	837	(2,826,030)	3,614,079	2,482,321	(4,709)	—	3,568,517
Comprehensive income (loss):
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	—	(95,421)	—	15,576	(79,845)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(828)	—	(828)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,062	—	6,062
Increase in share of investees other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	40	7	47

Total comprehensive loss																	(74,564)

Issuance of shares of subsidiary, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	363,657	363,657
Adjustments to noncontrolling interest resulting from changes in ownership of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(24,817)	—	—	24,817	—
Redemption of shares	—	—	(6,000,000)	(145,015)	—	—	—	—	—	—	—	—	(4,985)	—	—	—	(150,000)
Share grants	—	—	—	—	—	—	—	—	—	82,332	1	—	1,123	—	—	369	1,493
Distributions	—	—	—	—	—	—	—	—	(52,710)	—	—	(146,539)	—	—	—	(8,386)	(207,635)

Balance at December 31, 2012	—	$—	—	$—	15,180,000	$368,270	11,000,000	$265,391	($529,367)	83,804,068	$838	($2,972,569)	$3,585,400	$2,386,900	$565	$396,040	$3,501,468

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(79,845)	$109,984	$135,409
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	188,123	166,444	180,619
Net amortization of debt discounts, premiums and deferred financing fees	3,405	6,943	7,534
Straight line rental income	(38,812)	(31,474)	(12,200)
Amortization of acquired real estate leases	60,176	48,441	34,032
Other amortization	19,955	16,744	16,324
Loss on asset impairment	168,632	10,355	129,264
Loss on early extinguishment of debt	1,895	35	1,044
Equity in earnings of investees	(11,420)	(11,377)	(8,464)
Gain on issuance of shares by an equity investee	(7,246)	(11,177)	(34,808)
Distributions of earnings from investees	10,835	11,238	8,465
Net gain on sale of properties	(2,039)	(42,752)	(172,104)
Gain on asset acquisition	—	—	(20,392)
Change in assets and liabilities:
Restricted cash	(6,216)	(2,787)	6,580
Rents receivable and other assets	(38,801)	(31,362)	(22,580)
Accounts payable and accrued expenses	6,034	12,589	3,129
Rent collected in advance	(1,104)	8,479	(1,200)
Security deposits	1,548	1,933	719
Due to related persons	1,663	1,076	683

Cash provided by operating activities	276,783	263,332	252,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(631,279)	(768,060)	(895,549)
Real estate improvements	(131,300)	(100,339)	(77,389)
Investment in direct financing lease, net	—	(38,635)	—
Principal payments received from direct financing lease	6,645	5,256	—
Principal payments received from real estate mortgage receivable	—	8,183	105
Proceeds from investment in marketable pass through certificates	—	—	8,000
Proceeds from sale of properties, net	9,643	264,284	603,800
Distributions in excess of earnings from investees	5,981	5,379	7,654
Investment in Affiliates Insurance Company	(5,335)	—	(76)
Increase in restricted cash	(2,541)	—	—

Cash used in investing activities	(748,186)	(623,932)	(353,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	363,657	264,056	430,778
Proceeds from issuance of preferred shares, net	—	265,391	—
Redemption of preferred shares	(150,000)	—	(175,000)
Proceeds from borrowings	1,702,500	1,007,000	1,828,632
Payments on borrowings	(1,312,982)	(975,030)	(1,618,101)
Deferred financing fees	(15,117)	(7,131)	(13,055)
Distributions to common shareholders	(146,539)	(150,074)	(126,237)
Distributions to preferred shareholders	(52,710)	(44,405)	(49,656)
Distributions to noncontrolling interest in consolidated subsidiary	(8,386)	—	—
Purchase of noncontrolling equity interest	—	—	(2,500)

Cash provided by financing activities	380,423	359,807	274,861

Effect of exchange rate changes on cash	436	(484)	2,376

(Decrease) increase in cash and cash equivalents	(90,544)	(1,277)	175,836
Cash and cash equivalents at beginning of year	192,763	194,040	18,204

Cash and cash equivalents at end of year	$102,219	$192,763	$194,040

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$204,772	$186,774	$173,221
Taxes paid	779	966	690
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$(370,139)	$(321,235)	$—
Investment in real estate mortgages receivable	(1,419)	—	(8,288)
Working capital acquired	—	—	1,153
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$1,124	$1,039	$896
Assumption of mortgage notes payable	359,213	321,235	—
Liabilities assumed	10,926	—	—
Assumption of note payable	—	4,059	—
Common distributions declared	—	—	(26,863)

See accompanying notes.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

        CommonWealth REIT is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, which primarily includes office buildings located throughout the United States. At December 31, 2012, our consolidated portfolio (excluding properties classified as held for sale) included 440 properties with a total of approximately 71,901,000 square feet of leasable space. Our wholly owned portfolio includes 345 properties with a combined 47,309,000 square feet (excluding properties owned by Select Income REIT, or SIR, our consolidated subsidiary, and properties classified as held for sale), including: (i) 50 office buildings with a combined 21,109,000 square feet located in central business district, or CBD, locations, (ii) 218 buildings with a combined 17,410,000 square feet located in suburban locations and (iii) 77 industrial & other buildings with a combined 8,790,000 square feet. Eleven of our wholly owned properties are CBD office and industrial properties with a combined 1,759,000 square feet that are located in Australia.

        On March 12, 2012, our then wholly owned subsidiary, SIR, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO. SIR intends to be taxable as a REIT. As of December 31, 2012, SIR owned 95 of our consolidated properties with a combined 24,592,000 square feet. These properties include 57 properties with a combined 17,773,000 square feet located on the island of Oahu, HI, of which a large majority consists of land which is net leased to industrial and commercial tenants under long term ground leases. As of December 31, 2012, SIR also owned 38 single tenant, net leased suburban office and industrial properties with a combined 6,819,000 square feet located throughout the mainland United States. As of December 31, 2012, we owned 22,000,000, or approximately 56.0%, of SIR's outstanding common shares, and SIR remains one of our consolidated subsidiaries. See Note 10 for additional information regarding the SIR IPO.

        As of December 31, 2012, we also owned 18.2% of the outstanding common shares of Government Properties Income Trust, or GOV, a Maryland REIT that primarily owns properties located throughout the United States that are majority leased to government tenants. GOV was our wholly owned subsidiary until its initial public offering, or the GOV IPO, in June 2009 when it became a separate public entity.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, and our, refer to CommonWealth REIT and its consolidated subsidiaries, including its majority owned consolidated subsidiary, SIR, unless the context otherwise provides. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is presented separately in our consolidated statements of operations. All significant intercompany balances and transactions have been eliminated.

        We account for our investments in 50% or less owned companies, including our investments in GOV and Affiliates Insurance Company, or AIC, over which we can exercise influence, but do not control, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and each of GOV and AIC. Our two Managing Trustees are also managing trustees of GOV and owners of Reit Management & Research LLC, or RMR, which is the business and property manager of us, GOV and AIC, and each

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

of our Trustees is a director of AIC. We use the income statement method to account for issuance of common shares of beneficial interest by GOV and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by GOV or common stock by AIC are recognized in our income statement.

        Real Estate Properties.    We record real estate properties at cost. We depreciate real estate investments on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the FASB Accounting Standards CodificationTM, or the Codification, to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, buildings and improvements based on a determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

        We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values (presented in our consolidated balance sheets as assumed real estate lease obligations) as an increase to rental income over the

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

remaining terms of the respective leases. Such amortization resulted in net reductions to rental income of $9,661, $7,764 and $4,931 during the years ended December 31, 2012, 2011 and 2010, respectively, and net reductions to income from discontinued operations of $301, $716 and $2,517, for the years ended December 31, 2012, 2011 and 2010, respectively. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the remaining terms of the respective leases. The amount of such amortization included in depreciation and amortization totaled $49,668, $38,128 and $21,761 during the years ended December 31, 2012, 2011 and 2010, respectively. The amount of such amortization included in income from discontinued operations totaled $547, $1,837 and $4,822 during the years ended December 31, 2012, 2011 and 2010, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

        Capitalized above market lease values for properties held and used in operations were $190,402 and $173,909 as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $56,374 and $51,578, respectively, as of those same respective dates. Capitalized above market lease values for properties held for sale was $1,191 as of December 31, 2012, net of accumulated amortization of $1,060, as of that same respective date. Capitalized below market lease values for properties held and used in operations were $106,643 and $101,039 as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $37,339 and $30,860, respectively, as of those same respective dates. Capitalized below market lease values for properties held for sale was $92 as of December 31, 2012, net of accumulated amortization of $71, as of that same respective date. The value of acquired in place leases, exclusive of the value of above and below market in place leases for properties held and used in operations, were $393,068 and $299,616 as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $99,340 and $78,030, respectively, as of those same respective dates. The value of acquired in place leases, exclusive of the value of above and below market in place leases for properties held for sale was $2,297 as of December 31, 2012, net of accumulated amortization of $1,975, as of that same date. Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2012 are approximately $62,892 in 2013, $57,183 in 2014, $50,750 in 2015, $42,360 in 2016, $33,674 in 2017 and $111,593 thereafter.

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

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. For 2012, we recorded a loss on asset impairment totaling $168,632 to reduce the carrying value of 58 properties classified as held for sale to their estimated fair value less costs to sell (see Note 12).

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe the asbestos at our properties is contained in accordance with current environmental regulations and we have no current plans to remove it, other than at one building in Monroeville, PA where we are renovating the property for new tenants. If these properties were demolished today, certain environmental regulations specify the manner in which the asbestos must be removed. Certain of our industrial lands in Hawaii may require expensive environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change those land uses or to undertake this environmental clean up. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2012 and 2011, accrued environmental remediation costs totaling $10,798 and $14,625, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets.

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

        Other Assets, Net.    Other assets consist principally of deferred financing fees, deferred leasing costs, capitalized lease incentives and prepaid property operating expenses. Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans. At December 31, 2012 and 2011, deferred financing fees totaled $58,783 and $45,763, respectively, and accumulated amortization for deferred financing fees totaled $21,623 and $16,108, respectively, as of those same respective dates. Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs for properties held and used in operations totaled $151,115 and $130,176 at December 31, 2012 and 2011, respectively, and accumulated amortization for deferred leasing costs for properties held and used in operations totaled $49,652 and $44,974, respectively, as of those same respective dates. Deferred leasing costs for properties held for sale totaled $4,771 at December 31, 2012, and accumulated amortization for deferred leasing costs for properties held for sale totaled $2,110, as of that same date. Capitalized lease incentives are amortized on a straight line basis against rental income over the terms of the respective leases. Capitalized lease incentives for properties held and used in operations totaled $20,491 and $16,636 at December 31, 2012 and 2011, respectively, and accumulated amortization for capitalized lease incentives for properties held and used in operations totaled $3,828 and $1,692, respectively, as of those same dates. Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2012 are approximately $25,910 in 2013, $24,242 in 2014, $21,899 in 2015, $16,219 in 2016, $12,194 in 2017 and $38,159 thereafter.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Future amortization of capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2012 are approximately $2,232 in 2013, $2,186 in 2014, $2,166 in 2015, $2,147 in 2016, $2,090 in 2017 and $5,842 thereafter.

        Accounting Policy for Derivative Instruments.    The Derivatives and Hedging Topic of the Codification, requires companies to recognize all their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. In December 2009, we entered into interest rate swap agreements that qualify as cash flow hedges. As of December 31, 2012 and 2011, the fair value of our derivative instrument of $16,624 and $15,796, respectively, was included in accounts payable and accrued expenses and cumulative other comprehensive income (loss) in our consolidated balance sheets.

        We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with our floating rate borrowings. We designate certain interest rate swaps as cash flow hedges of floating rate borrowings.

        Revenue Recognition.    Rental income from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease term, is recognized on a straight line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved.

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

        Foreign Operations.    The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries in countries other than the United States is the principal currency in which the entity's assets, liabilities, income and expenses are denominated. The functional currency of our consolidated subsidiary that operates in Australia is the Australian dollar. We translate our Australian subsidiary's financial statements into U.S. dollars when we consolidate that subsidiary's financial statements on a quarterly basis. Generally, we translate assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in cumulative other comprehensive income (loss) in our consolidated balance sheets. We translate income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We are subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies. A significant change in the value of Australian currency compared to U.S. currency would have an effect on future reported results of operations and financial position. We do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate foreign currency risk. As of December 31, 2012 and 2011, cumulative foreign currency translation adjustments were $17,071 and $11,009, respectively.

        New Accounting Pronouncements.    In January 2012, we adopted FASB Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This update clarified the application of existing fair value measurement requirements. This update also required reporting entities to disclose additional information regarding fair value measurements categorized within level 3 of the fair value hierarchy. This update was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our consolidated financial statements.

        Additionally, in January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This update eliminated the option to report other comprehensive income and its components in the statement of shareholders' equity. This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any material changes to our consolidated financial statements, other than the presentation of the consolidated statements of comprehensive income.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We do not expect the adoption of this update to cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

Note 3. Real Estate Properties

Completed Acquisitions:

        During the year ended December 31, 2012, we acquired 22 properties with a combined 6,660,563 square feet for an aggregate purchase price of $992,215, including the assumption of $359,212 of mortgage debt and excluding closing costs. We allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

Date	Location	Square Feet	Purchase Price(1)	Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations	Assumed Mortgage Debt	Premium on Assumed Debt	Other Assumed Liabilities
CWH (excluding SIR) Acquisitions through December 31, 2012:
January 2012	Chicago, IL(2)	1,009,940	$150,600	$32,457	$122,433	$20,932	$5,710	$147,872	$12,458	$7,421
March 2012	Hartford, CT	868,395	101,500	15,930	60,312	25,542	284	—	—	—
May 2012	Austin, TX	170,052	49,000	7,900	38,533	4,733	30	29,012	2,136	—
September 2012	Columbia, SC	334,075	60,000	1,660	53,059	11,375	3,932	40,328	2,162	—
October 2012	Indianapolis, IN(3)	1,058,112	193,102	9,671	158,084	37,086	481	116,000	7,386	4,138

		3,440,574	554,202	67,618	432,421	99,668	10,437	333,212	24,142	11,559

SIR Acquisitions through December 31, 2012:
June 2012	Provo, UT(4)	405,699	85,500	6,700	78,800	—	—	—	—	—
June 2012	Englewood, CO	140,162	18,900	3,230	11,801	3,869	—	—	—	421
July 2012	Windsor, CT	268,328	27,175	4,250	16,695	6,230	—	—	—	—
July 2012	Topeka, KS	143,934	19,400	1,300	15,918	2,182	—	—	—	1,698
August 2012	Huntsville, AL(4)(5)	1,370,974	72,782	5,628	67,154	—	—	—	—	—
September 2012	Carlsbad, CA(5)	95,000	24,700	3,381	17,918	4,885	—	18,500	1,484	—
September 2012	Chelmsford, MA(5)	110,882	12,200	2,009	6,727	3,911	—	7,500	447	—
November 2012	Sunnyvale, CA(3)	96,415	28,050	11,552	12,461	4,037	—	—	—	—
November 2012	Oahu, HI(3)	49,452	6,300	5,888	315	97	—	—	—	—
November 2012	Sterling, VA(3)	337,228	85,600	9,874	62,238	14,615	1,127	—	—	—
December 2012	Ann Arbor, MI(3)	82,003	16,906	2,877	9,081	4,948	—	—	—	663
December 2012	Columbia, MD(3)	119,912	40,500	3,700	24,592	12,208	—	—	—	—

		3,219,989	438,013	60,389	323,700	56,982	1,127	26,000	1,931	2,782

		6,660,563	$992,215	$128,007	$756,121	$156,650	$11,564	$359,212	$26,073	$14,341

(1)
Purchase price includes the assumption of mortgage debt, if any, and excludes closing costs.

(2)
During the fourth quarter of 2012, we finalized the purchase price allocation for this acquisition and adjusted the preliminary purchase price allocation by recording an increase to buildings and improvements and other assumed liabilities of $7,054.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

(3)
The allocation of purchase price is based on preliminary estimates and may change upon completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

(4)
These properties were acquired and simultaneously leased back to the seller in a sale/leaseback transaction. SIR accounted for these transactions as an acquisition of assets.

(5)
During the fourth quarter of 2012, SIR finalized the purchase price allocations for these acquisitions and adjusted the preliminary purchase price allocations as follows: (i) reallocated $1,598 from buildings and improvements to land related to its Huntsville, AL acquisition, (ii) reallocated $69 from land and $1,882 from buildings and improvements to acquired real estate leases related to its Carlsbad, CA acquisition, and (iii) reallocated $31 from land, $1,805 from buildings and improvements and $217 from assumed real estate lease obligations to acquired real estate leases related to its Chelmsford, MA acquisition.

        We also funded $134,631 of improvements to our properties during the year ended December 31, 2012.

        During the three months ended March 31, 2012, we completed the purchase price allocation on four properties located in Phoenix, AZ with a combined 1,063,364 square feet. We acquired these properties in March 2011 for an aggregate purchase price of $136,500, excluding closing costs. After receiving relevant market information and evaluations from an independent real estate appraisal firm in March 2012, we estimated the fair value of the acquired land and buildings and improvements to be $22,614 and $64,104, respectively. As a result, we retrospectively adjusted the preliminary purchase price allocation by reallocating $8,371 from land to buildings and improvements. All other allocation amounts were unchanged.

        In January 2013, SIR acquired two properties with a combined 553,799 square feet for an aggregate purchase price of $105,000, excluding closing costs.

Our and SIR's Pending Acquisitions:

        As of February 21, 2013, SIR has agreed to acquire three properties with a combined 225,211 square feet for an aggregate purchase price of $53,320, excluding closing costs. We understand that these pending acquisitions are subject to SIR's satisfactory completion of diligence and other customary closing conditions. Accordingly, we can provide no assurance that SIR will acquire all or any of these properties.

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

        In January 2013, we sold 18 suburban office and industrial properties with a combined 1,060,026 square feet for $10,250, excluding closing costs. In addition, as of February 21, 2013, we have two properties with a combined 675,250 square feet under agreement for sale totaling $5,055, excluding closing costs. We expect to sell these properties during 2013; however, no assurance can be given that these properties will be sold in that time period or at all.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

        As of December 31, 2012, we had 37 office properties and 57 industrial properties with a combined 6,673,851 square feet held for sale. As of December 31, 2011, none of our properties were classified as held for sale. We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the Codification as held for sale in our consolidated balance sheets. Results of operations for properties sold or held for sale, except for properties sold to GOV, are included in discontinued operations in our consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification is met. Properties that we sold to GOV during 2010 as discussed in Note 10 are not considered discontinued operations under GAAP because of our retained equity interest in this former subsidiary. Summarized balance sheet information for all properties classified as held for sale and income statement information for properties held for sale or sold, other than properties sold to GOV during 2010, is as follows:

        Balance Sheets:

December 31, 2012
Real estate properties	$164,041
Acquired real estate leases	453
Rents receivable	2,791
Other assets, net	4,547

Properties held for sale	$171,832

Assumed real estate lease obligations	$21
Rent collected in advance	854
Security deposits	1,464

Liabilities related to properties held for sale	$2,339

        Income Statements:

	Year Ended December 31,
	2012	2011	2010
Rental income	$25,903	$58,176	$142,689
Operating expenses	(24,697)	(38,393)	(61,950)
Depreciation and amortization	(12,563)	(16,454)	(35,848)
General and administrative	(3,035)	(3,798)	(5,899)
Acquisition related costs	—	(128)	(7)

Operating (loss) income	(14,392)	(597)	38,985
Interest and other income	55	58	835
Interest expense	—	—	(3,791)

(Loss) income from discontinued operations	$(14,337)	$(539)	$36,029

        Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2013 to 2051. Our

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Real Estate Properties (Continued)

triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services.

        We committed $143,277 for expenditures related to 7,433,000 square feet of leases executed during 2012. Committed but unspent tenant related obligations based on existing leases as of December 31, 2012, were $91,052.

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2012 are as follows:

2013	$803,877
2014	769,138
2015	725,432
2016	633,339
2017	542,828
Thereafter	2,529,672

$6,004,286

        One of our real estate properties is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.

        The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2012, are as follows:

2013	$1,461
2014	1,477
2015	1,477
2016	1,477
2017	1,477
Thereafter	132,979

$140,348

        The amount of ground lease expense included in operating expenses during the years ended December 31, 2012, 2011 and 2010, totaled $1,828, $1,850 and $1,844, respectively.

Note 4. Investment in Direct Financing Lease

        We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ. We recognize income using the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The carrying amount of our net

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Investment in Direct Financing Lease (Continued)

investment is included in other assets in our consolidated balance sheets. The following table summarizes the carrying amount of our net investment in this direct financing lease:

	December 31,
	2012	2011
Total minimum lease payments receivable	$31,084	$39,182
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(9,302)	(10,754)

Net investment in direct financing lease	$26,733	$33,379

        We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at December 31, 2012 and 2011.

        Our direct financing lease has an expiration date in 2045. Future minimum rentals receivable on this direct financing lease as of December 31, 2012 are as follows:

2013	$8,098
2014	8,098
2015	8,098
2016	226
2017	226
Thereafter	6,338

$31,084

Note 5. Equity Investments

        At December 31, 2012 and 2011, we had the following equity investments in GOV and AIC (including 100% attribution of SIR's 12.5% equity ownership interest in AIC):

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
	December 31,		December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011	2010
GOV	18.2%	21.1%	$173,452	$172,186	$10,836	$11,238	$8,465
AIC	25.0%	14.3%	11,259	5,291	584	139	(1)

			$184,711	$177,477	$11,420	$11,377	$8,464

        At December 31, 2012, we owned 9,950,000, or approximately 18.2%, of the outstanding common shares of beneficial interest of GOV, with a carrying value of $173,452 and a market value, based on quoted market prices, of $238,502 ($23.97 per share). GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until the GOV IPO in June 2009 when it became a separate public entity. In October 2012, GOV issued 7,500,000 common shares in a public offering for $23.25 per common share, raising net proceeds of approximately $166,700. We recognized a gain on this sale by an equity investee of $7,246 as a result of

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Equity Investments (Continued)

the per share sales price of this transaction being above our per share carrying value. Our ownership percentage in GOV was reduced to 18.2% after this transaction. Although we own less than 20% of the common shares of GOV after this transaction, we continue to use the equity method to account for this investment because we believe that we have significant influence over GOV because our Managing Trustees are also managing trustees of GOV (See Note 10).

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

        During the years ended December 31, 2012, 2011 and 2010, we received cash distributions from GOV totaling $16,816, $16,617 and $16,119, respectively.

        The following summarized financial data of GOV is as reported in GOV's Annual Report on Form 10-K for the year ended December 31, 2012. References in our financial statements to the Annual Report on Form 10-K for GOV are included as references to the source of the data only, and the information in GOV's Annual Report on Form 10-K is not incorporated by reference into our financial statements.

        Consolidated Balance Sheets:

	December 31,
	2012	2011
Real estate properties, net	$1,357,986	$1,198,050
Acquired real estate leases, net	144,484	117,596
Cash and cash equivalents	5,255	3,272
Rents receivable, net	29,099	29,000
Other assets, net	25,310	20,657

Total assets	$1,562,134	$1,368,575

Unsecured revolving credit facility	$49,500	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	93,127	95,383
Assumed real estate lease obligations, net	19,129	11,262
Other liabilities	22,927	24,762
Shareholders' equity	1,027,451	891,668

Total liabilities and shareholders' equity	$1,562,134	$1,368,575

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Equity Investments (Continued)

        Consolidated Statements of Income:

	Year Ended December 31,
	2012	2011	2010
Rental income	$211,076	$178,950	$117,219
Operating expenses	(78,781)	(66,445)	(41,178)
Depreciation and amortization	(51,166)	(40,089)	(24,239)
Loss on impairment	(494)	—	—
Acquisition related costs	(1,614)	(3,504)	(5,750)
General and administrative	(12,355)	(10,898)	(7,061)

Operating income	66,666	58,014	38,991
Interest and other income	29	104	103
Interest expense	(16,892)	(12,057)	(7,351)
Loss on extinguishment of debt	—	—	(3,786)
Equity in earnings (losses) of an investee	316	139	(1)

Income before income tax expense	50,119	46,200	27,956
Income tax expense	(159)	(203)	(161)

Net income	$49,960	45,997	$27,795

Weighted average common shares outstanding	48,617	43,368	34,341

Net income per common share	$1.03	$1.06	$0.81

        As of December 31, 2012, we and SIR have invested a total of $10,544 in AIC, an insurance company owned in equal proportion by RMR, us (excluding SIR's AIC interest), SIR and five other companies to which RMR provides management services, including GOV and Senior Housing Properties Trust, or SNH. We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we and SIR are not obligated to do so. At December 31, 2012, we (without SIR) and SIR each owned 12.5% of AIC with a combined carrying value of $11,259. We and SIR use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR's trustees are also directors of AIC. Under the equity method, we record our and SIR's percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and the financial condition and prospects for AIC's insurance business. See Note 10 for additional information about our and SIR's investment in AIC.

Note 6. Real Estate Mortgages Receivable

        We provided mortgage financing totaling $419 at 6.0% per annum in connection with an office property in Salina, NY sold in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019. We also provided mortgage financing totaling $1,000 at 5.0% per

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Real Estate Mortgages Receivable (Continued)

annum in connection with an office property in Santa Fe, NM sold in June 2012. This real estate mortgage requires monthly interest payments and matures on July 1, 2017. As of December 31, 2012, these mortgages had a carrying value of $1,419 and were included in other assets in our consolidated balance sheet.

Note 7. Shareholders' Equity

        In this Note 7, references to we, us, our, or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

CWH Share Awards:

        We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or the 2012 Plan. The 2012 Plan was adopted in May 2012 and replaced our 2003 Incentive Share Award Plan, or the 2003 Plan. As discussed in Note 10, we awarded common shares to our officers and certain employees of RMR in 2012, 2011 and 2010 pursuant to both of these plans. We also awarded each of our Trustees 2,000 common shares in 2012 with an aggregate market value of $226 ($37 per Trustee) on the date of the grant, 2,000 common shares in 2011 with an aggregate market value of $266 ($53 per Trustee) on the date of the grant, and 1,250 common shares in 2010 with an aggregate market value of $203 ($41 per Trustee) on the date of the grant, as part of their annual compensation. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses at the time the awards vest.

        A summary of shares granted and vested under the terms of our 2012 Plan and our 2003 Plan for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2009	53,565	$28.76
Granted in 2010	48,625	27.96
Vested in 2010	(31,670)	28.29

Unvested shares at December 31, 2010	70,520	27.96
Granted in 2011	83,050	20.76
Vested in 2011	(49,955)	20.79

Unvested shares at December 31, 2011	103,615	23.32
Granted in 2012	82,332	15.99
Vested in 2012	(71,244)	15.75

Unvested shares at December 31, 2012	114,703	19.39

        The 114,703 unvested shares as of December 31, 2012 are scheduled to vest as follows: 40,569 shares in 2013, 34,018 shares in 2014, 26,543 shares in 2015 and 13,573 shares in 2016. As of

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Shareholders' Equity (Continued)

December 31, 2012, the estimated future compensation expense for the unvested shares was $1,817 based on the closing share price of our common shares on December 31, 2012 of $15.84. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2012, 2011 and 2010, we recorded $1,179, $1,139 and $1,034, respectively, of compensation expense related to our 2012 Plan and our 2003 Plan.

        At December 31, 2012, 2,916,383 common shares remain available for issuance under the 2012 Plan.

SIR Share Awards:

        SIR also has common shares available for issuance under the terms of its equity compensation plan, or the SIR Plan. Pursuant to the SIR Plan, SIR awarded 2,000 of its common shares to each of its five trustees as part of their annual compensation and an aggregate of 22,592 of its common shares to its officers and certain employees of RMR in 2012. The value of SIR's shares awarded in 2012 totaled $507 and is included in general and administrative expenses in our consolidated statements of operations.

CWH Common Share Distributions:

        In January 2013, we declared a distribution of $0.25 per common share, or $20,951, which we paid on February 21, 2013 to shareholders of record on January 22, 2013. Cash distributions per common share paid or accrued by us in 2012, 2011 and 2010, were $1.75, $2.00 and $1.48, respectively. The characterization of our distributions paid or accrued in 2012, 2011 and 2010 was 61.72%, 65.90% and 82.82% ordinary income, respectively, 38.28%, 23.54% and 17.18% return of capital, respectively, 0.0%, 7.34% and 0% Internal Revenue Code section 1250 gain, respectively, and 0.0%, 3.22% and 0% capital gain, respectively. In December 2009, we declared and accrued a distribution of $0.48 per common share which was paid on January 29, 2010, to shareholders of record on December 21, 2009; this distribution was effective for the tax year 2009. Our revolving credit facility and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances.

SIR Common Share Distributions:

        In January 2013, SIR declared a distribution on its common shares of $0.42 per share, or $16,499, which SIR paid on February 19, 2013 to SIR's shareholders of record on January 22, 2013. Cash distributions per common share paid by SIR in 2012, totaled $0.91. The characterization of SIR's distributions paid in 2012 was 100.00% ordinary income. SIR's revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts SIR's ability to make distributions under certain circumstances.

CWH Preferred Shares:

        Each of our 6,000,000 series C cumulative redeemable preferred shares required distributions of $1.78125, or 7 1/8% per annum, payable in equal quarterly payments and had a liquidation preference of

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Shareholders' Equity (Continued)

$25.00 each plus accrued and unpaid distributions until we redeemed them in August 2012 for $25.00 each plus accrued and unpaid distributions.

        Each of our 15,180,000 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6 1/2% per annum, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 7,298,165 additional common shares at December 31, 2012. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the market price, as defined, of our common shares, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions.

        Each of our 11,000,000 series E preferred shares has a liquidation preference of $25.00 and requires dividends of $1.8125, or 7 1/4% per annum, payable in equal quarterly payments. The series E preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after May 15, 2016 or if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange, or the NYSE, or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of series E preferred shares that we do not elect to redeem may at their option convert those series E preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

        We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances. Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The rights expire on October 17, 2014, and are redeemable at our option.

Note 8. Noncontrolling Interest in Consolidated Subsidiary

        At December 31, 2012, we owned 22,000,000, or approximately 56.0%, of SIR's outstanding common shares. SIR is a REIT that is focused on owning and investing in net leased, single tenant properties and was a 100% owned subsidiary of ours until the SIR IPO in March 2012, when it became a publicly owned company listed on the NYSE. We are SIR's largest shareholder and SIR remains one of our consolidated subsidiaries. The portion of SIR's equity that we do not own, or approximately 44.0% as of December 31, 2012, is reported as noncontrolling interest in our consolidated balance sheets. The portion of SIR's net income not allocated to us is reported as noncontrolling interest in our consolidated statements of operations. See Note 10 for additional information regarding the SIR IPO.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Noncontrolling Interest in Consolidated Subsidiary (Continued)

        The following table summarizes the changes in our ownership interest in SIR and the effects on the equity attributable to us for the year ended December 31, 2012:

	CommonWealth REIT Ownership Percentage of SIR After Transaction	Effect on the Equity Attributable to CommonWealth REIT Common Shareholders
Increase in noncontrolling interest related to the SIR IPO in March 2012	70.5%	$23,857
Increase in noncontrolling interest related to the issuance of SIR common shares pursuant to its equity compensation plan in September 2012	70.4%	253
Increase in noncontrolling interest related to the issuance of SIR common shares in December 2012	56.0%	707

		$24,817

Note 9. Income Taxes

        Our provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
State	$765	$542	$520
Foreign	199	465	102

	964	1,007	622

Deferred:
State	—	—	—
Foreign	2,243	340	(72)

	2,243	340	(72)

Income tax provision	$3,207	$1,347	$550

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Income Taxes (Continued)

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction	(35.00)%	(35.00)%	(35.00)%
State, local, and foreign income taxes, net of federal tax benefit	(4.20)%	1.22%	0.40%

Effective tax rate	(4.20)%	1.22%	0.40%

        Deferred income tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and are determined using tax rates expected to be in effect when the deferred income tax assets and liabilities are anticipated to be paid or recovered. At December 31, 2012 and 2011, we had deferred tax assets of $2,329 and $1,992, respectively, of which $2,181 and $1,414, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia. At December 31, 2012 and 2011, we had deferred tax liabilities of $3,643 and $1,214, respectively. Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $598 and $165 as of December 31, 2012 and 2011, respectively.

Note 10. Related Person Transactions

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. RMR also provides management and administrative services to SIR under separate business management and property management agreements with SIR.

        RMR has approximately 820 employees. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our other executive officers is also an officer of RMR. SNH's, GOV's and SIR's executive officers are officers of RMR, and SNH's President and Chief Operating Officer is also a director of RMR. A majority of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, GOV and SIR, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including SNH, GOV and SIR. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

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

        Our business management agreement with RMR provides for payment to RMR of a business management fee at an annual rate equal to (a) 0.7% of the historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250,000 of such investments, and 0.5% thereafter, plus (b) 1.0% of the historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, RMR receives an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.04 multiplied by the weighted average number of our common shares outstanding on a fully diluted basis during such fiscal year. Our common shares for these purposes are valued at the average closing prices of our common shares as reported on the NYSE during the month of December of the fiscal year to which the incentive fee pertains. Our investments in GOV and SIR, which are described below, are not counted for purposes of determining the business management fees payable by us to RMR. In determining the business management fee payable by us to RMR under the business management agreement, the historical cost of any assets we acquire from another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, will be the applicable selling RMR Managed REIT's historical costs for those properties, determined in the manner specified in our business management agreement,

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

rather than our acquisition costs for those properties. In such an acquisition, the business management fee we pay to RMR in respect of the acquired properties would be expected to correspond to the reduction in the similar business management fee that the selling RMR Managed REIT pays to RMR, such that RMR would not be expected to receive an increase in the business management fees payable in aggregate by us and the selling RMR Managed REIT in respect of the acquired properties. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition. Pursuant to our business management agreement with RMR and, with respect to 2012, the business management agreement between SIR and RMR, the business management fees we and SIR paid to RMR on a consolidated basis were $43,646 for 2012, and for 2011 and 2010, the aggregate business management fees we paid to RMR were $39,203 and $34,734, respectively. These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our consolidated financial statements. No incentive fees were payable to RMR for 2012, 2011 or 2010.

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. In connection with our property management agreement with RMR and, with respect to 2012, the property management agreement between SIR and RMR, the aggregate property management and construction supervision fees we and SIR paid to RMR on a consolidated basis were $33,689 for 2012, and for 2011 and 2010, the aggregate property management and construction supervision fees that were payable to RMR were $30,315 and $27,498, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

        With respect to our investments in Australia, RMR agreed to waive half of the fees payable by us under the property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook Fund Management Limited, or MacarthurCook, with respect to those investments is in effect and we or any of our subsidiaries are paying fees under that agreement. MacarthurCook earned $1,814, $1,856 and $185 in 2012, 2011 and 2010, respectively, with respect to our Australian properties, which amounts are equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during those years. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours, or CWHAT. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our Managing Trustees and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. The Australia Management Agreement provides for compensation to RMR Australia for business management and real estate investment services at an annual rate equal to 0.5% of the average historical cost, including the cost of capital improvements, of CWHAT's real estate investments, as described in the Australia Management Agreement. The Australia Management Agreement also provides for additional compensation to RMR Australia for property management

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

services at an annual rate equal to 50% of the difference between 3.0% of collected gross rents, including reimbursed operating expenses and taxes, and the aggregate of all amounts paid or payable by or on behalf of CWHAT to third party property managers. Additionally, the Australia Management Agreement provides for further compensation to RMR Australia for construction supervision services at an annual rate equal to 50% of the difference between 5.0% of constructions costs and any amounts paid to third parties for construction management and/or supervision. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. The Australia Management Agreement was approved by our Compensation Committee, which is composed solely of Independent Trustees.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our and SIR's share of RMR's costs of providing this internal audit function was, on a consolidated basis, approximately $355, $240 and $213 for 2012, 2011 and 2010, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we and SIR paid to RMR.

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

        Both our business management agreement with RMR and our property management agreement with RMR automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate the property management agreement upon five business days' notice if we undergo a change of control, as defined in the property management agreement. On December 11, 2012, we entered amendments to these agreements, which extended the term of the business management agreement until December 31, 2013, clarified certain currently existing policies in the business management agreement and changed certain procedures for the arbitration of disputes pursuant to these agreements.

        Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include SNH, GOV and SIR, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

investment focus of another business now or in the future managed by RMR and that, in the event of conflict between us and any such other company, RMR shall in its discretion determine on which party's behalf it shall act.

        RMR also leases from us approximately 34,100 square feet of office space for 11 of its regional offices. We earned approximately $564, $566 and $498 in rental income from RMR in 2012, 2011 and 2010, respectively, which we believe was commercially reasonable rent for this office space, not all of which was leased to RMR for the entire three year period.

        Under the Share Award Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our officers. In 2012, 2011 and 2010, we granted a total of 71,617 restricted shares with an aggregate value of $1,111, 73,050 restricted shares with an aggregate value of $1,458 and 42,375 restricted shares with an aggregate value of $1,157, respectively, to such persons, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan.

        SNH was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999. As of the date of this report, SNH owns 250,000 of our common shares. Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SNH. In addition, one of our Independent Trustees, Mr. Frederick Zeytoonjian, is also an independent trustee of SNH. RMR provides management services to both us and SNH. The sale agreements and related transactions between us and SNH described below were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

        At the time of SNH's spin off, we and SNH entered into a transaction agreement pursuant to which, among other things, we and SNH agreed that so long as we own 10% or more of SNH's common shares, we and SNH engage the same manager or we and SNH have any common managing trustees: (1) we will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding medical office properties, medical clinics and clinical laboratory buildings, without the prior approval of a majority of SNH's independent trustees, and (2) SNH will not make any investment in office buildings, warehouses or malls, including medical office properties and clinical laboratory buildings, without the prior approval of a majority of our Independent Trustees.

        In 2008, concurrently with our agreements to sell 47 medical office, clinic and biotech laboratory buildings to SNH for $562,000, we and SNH entered into an amendment to the transaction agreement to permit SNH, rather than us, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. At the same time, we granted SNH a right of first refusal to purchase up to 45 additional identified properties that we owned and that were leased to tenants in medical related businesses in the event that we determined to sell such properties, including an indirect sale as a result of a change of control of us or our subsidiaries which owned those properties. Between November 2010

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

and January 2011, we sold 27 properties (approximately 2,803,000 square feet), which were majority leased to tenants in medical related businesses, to SNH for an aggregate sale price of $470,000, excluding closing costs. We recognized net gains totaling approximately $168,272 from these sales. In September 2011, we sold to SNH 13 additional properties (approximately 1,310,000 square feet), which were majority leased to tenants in medical related businesses, for an aggregate sale price of $167,000, excluding closing costs, and we recognized net gains totaling $7,846 from these sales. In connection with our September 2011 sale of 13 properties to SNH, we and SNH terminated the then existing SNH right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH. Our sale agreements with SNH include arbitration provisions for the resolution of disputes.

        GOV was formerly our 100% owned subsidiary. We are GOV's largest shareholder and, as of the date of this report, we own 9,950,000 common shares of GOV, which represents approximately 18.2% of GOV's outstanding common shares. Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of GOV, and our President, Mr. Adam Portnoy, was the President of GOV from its formation in 2009 until January 2011. RMR provides management services to both us and GOV. The sale agreements between us and GOV described below and the transactions contemplated by those agreements, which we entered into with GOV after GOV became a separate public company, were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

        In June 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of ours. In connection with this offering, we and GOV entered into a transaction agreement that governs our separation from and relationship with GOV. Pursuant to this transaction agreement, among other things, we and GOV agreed that, so long as we own in excess of 10% of GOV's outstanding common shares, we and GOV engage the same manager or we and GOV have any common managing trustees: (1) we will not acquire ownership of properties that are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also our Trustees have determined not to make the acquisition; (2) GOV will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of our Independent Trustees who are not also GOV's trustees have determined not to make the acquisition; and (3) GOV will have a right of first refusal to acquire any property owned by us that we determine to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of us. The provisions described in (1) and (2) do not prevent GOV from continuing to own and lease its current properties or properties otherwise acquired by GOV that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit us from leasing our current or future properties to government tenants. We and GOV also agreed that disputes arising under the transaction agreement may be resolved by binding arbitration.

        In June 2010, we entered into an agreement to sell 15 properties (approximately 1,900,000 square feet), which were majority leased to government tenants, to GOV for an aggregate sale price of $231,000, excluding closing costs. We completed the sales in 2010 and we recognized net gains totaling

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

approximately $34,336, exclusive of deferred gains of $14,588 attributable to our ownership interest in GOV. These 15 properties were subject to the right of first refusal we granted to GOV in the transaction agreement described above. Our sale agreements with GOV include arbitration provisions for the resolution of disputes.

        SIR was formerly our 100% owned subsidiary. We are SIR's largest shareholder and SIR continues to be one of our consolidated subsidiaries. As of the date of this report, we own 22,000,000 common shares of SIR, which represents approximately 56.0% of SIR's outstanding common shares. Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the treasurer and chief financial officer of SIR. In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.

        In December 2011, SIR filed a registration statement with the SEC for an IPO of common shares as a REIT that is focused on owning and investing in net leased, single tenant properties. On February 16, 2012, we transferred 251 properties (approximately 21,400,000 square feet) to SIR, including substantially all of our commercial and industrial properties located in Oahu, Hawaii and 23 suburban office and industrial properties located throughout the mainland U.S. In exchange for our contribution of 251 properties to SIR, we received 22,000,000 SIR common shares and a $400,000 demand promissory note, or the Demand Note. On March 12, 2012, SIR completed the SIR IPO, in which it issued 9,200,000 of its common shares (including 1,200,000 common shares sold pursuant to the underwriters' option to purchase additional shares) for net proceeds (after deducting underwriters' discounts and commissions and estimated expenses) of $180,814. SIR applied those net proceeds, along with proceeds from drawings under SIR's $500,000 revolving credit facility, to repay in full the Demand Note. SIR also reimbursed us for costs that we incurred in connection with SIR's organization and preparation for the SIR IPO.

        In connection with the SIR IPO, we and SIR entered into a transaction agreement that governs our separation from and relationship with SIR. The transaction agreement provides that, among other things, (1) the current assets and liabilities of the 251 properties that we transferred to SIR, as of the time of closing of the SIR IPO, were settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities, and (2) SIR will indemnify us with respect to any liability relating to any property transferred by us to SIR, including any liability which relates to periods prior to SIR's formation, other than the pre-closing current assets and current liabilities that we retained with respect to the 251 transferred properties.

        We (excluding SIR), RMR, SNH, GOV, SIR and three other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Related Person Transactions (Continued)

        As of December 31, 2012, we and SIR collectively have invested $10,544 in AIC since its formation in November 2008. SIR became a shareholder of AIC during the quarter ended June 30, 2012. We and SIR each use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR's trustees are also directors of AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $6,560 in connection with that renewal, which amount is the consolidated premium paid by us and SIR and which amount may be adjusted from time to time as we or SIR acquire or dispose of properties that are included in this program. Our annual premiums for this property insurance in 2011 and 2010 were $6,697 and $5,328, respectively. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Indebtedness

        In this Note 11, references to we, us, our, or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

        At December 31, 2012 and 2011, our and SIR's outstanding indebtedness included the following:

	December 31,
	2012	2011
Unsecured revolving credit facility, due October 2015, at LIBOR plus a premium	$297,000	$100,000
Unsecured revolving credit facility, due March 2016, at LIBOR plus a premium	95,000	—
Unsecured term loan, due December 2012, at LIBOR plus a premium	—	57,000
Unsecured term loan, due December 2016, at LIBOR plus a premium	500,000	500,000
Unsecured term loan, due July 2017, at LIBOR plus a premium	350,000	—
Senior Notes, due 2012 at 6.95%	—	150,680
Senior Notes, due 2013 at 6.50%	—	190,980
Senior Notes, due 2014 at 5.75%	244,655	244,655
Senior Notes, due 2015 at 6.40%	186,000	186,000
Senior Notes, due 2015 at 5.75%	250,000	250,000
Senior Notes, due 2016 at 6.25%	400,000	400,000
Senior Notes, due 2017 at 6.25%	250,000	250,000
Senior Notes, due 2018 at 6.65%	250,000	250,000
Senior Notes, due 2019 at 7.50%	125,000	125,000
Senior Notes, due 2020 at 5.875%	250,000	250,000
Senior Notes, due 2042 at 5.75%	175,000	—
Mortgage Notes Payable, due 2012 at 7.31%	—	5,428
Mortgage Notes Payable, due 2012 at 6.0%	—	4,633
Mortgage Notes Payable, due 2014 at 4.95%	12,356	12,655
Mortgage Notes Payable, due 2015 at 5.99%	8,272	8,540
Mortgage Notes Payable, due 2015 at 5.78%	8,980	9,256
Mortgage Notes Payable, due 2016 at 5.235%	116,000	—
Mortgage Notes Payable, due 2016 at 5.689%	7,500	—
Mortgage Notes Payable, due 2016 at 5.76%	7,474	7,833
Mortgage Notes Payable, due 2016 at 6.03%	40,854	41,335
Mortgage Notes Payable, due 2016 at 6.29%	146,264	—
Mortgage Notes Payable, due 2016 at 7.36%	11,302	11,766
Mortgage Notes Payable, due 2017 at 5.67%	41,275	41,275
Mortgage Notes Payable, due 2017 at 5.68%	265,000	265,000
Mortgage Notes Payable, due 2017 at 5.95%	18,447	—
Mortgage Notes Payable, due 2019 at LIBOR plus a premium(1)	174,870	175,000
Mortgage Notes Payable, due 2021 at 5.69%	28,793	—
Mortgage Notes Payable, due 2021 at 5.30%	40,185	—
Mortgage Notes Payable, due 2022 at 6.75%	3,759	4,042
Mortgage Notes Payable, due 2023 at 6.14%	12,650	13,530
Mortgage Notes Payable, due 2026 at 5.71%	7,637	8,012
Mortgage Notes Payable, due 2027 at 6.06%	—	12,924

	4,324,273	3,575,544
Unamortized net premiums and discounts	25,548	1,787

	$4,349,821	$3,577,331

(1)
Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to 2016 by a cash flow hedge which sets the rate at approximately 5.66%.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Indebtedness (Continued)

CWH Prepayments and Repayments:

        In January 2012, we prepaid at par all $150,680 of our 6.95% unsecured senior notes due 2012, and in July 2012, we prepaid at par all $190,980 of our 6.50% unsecured senior notes due 2013. Both of these prepayments were made using cash on hand and borrowings under our revolving credit facility. In addition, we repaid at maturity $5,404 of 7.31% mortgage debt in February 2012, we prepaid at par $12,720 of 6.06% mortgage debt in May 2012, and we repaid at maturity $4,507 of 6.00% mortgage debt in October 2012. These mortgage payments were made using cash on hand. In connection with the prepayment of debt, we recorded a combined loss on early extinguishment of debt totaling $1,895 from the write off of unamortized discounts and deferred financing fees.

CWH Mortgage Assumptions:

        During 2012, we assumed the following mortgages in connection with our acquisition of certain properties:

  •
  In January 2012, we assumed a mortgage totaling $147,872, which was recorded at a fair value of $160,330. This mortgage bears interest at a rate of 6.29%, requires monthly principal and interest payments and matures in 2016.

  •
  In May 2012, we assumed a mortgage totaling $29,012, which was recorded at a fair value of $31,148. This mortgage bears interest at a rate of 5.69%, requires monthly principal and interest payments and matures in 2021.

  •
  In September 2012, we assumed a mortgage totaling $40,328, which was recorded at a fair value of $42,490. This mortgage bears interest at a rate of 5.30%, requires monthly principal and interest payments and matures in 2021.

  •
  In October 2012, we assumed a mortgage totaling $116,000, which was recorded at a fair value of $123,386. This mortgage bears interest at a rate of 5.235%, requires monthly interest payments and matures in 2016.

CWH Senior Notes Issued:

        In July 2012, we issued $175,000 of unsecured senior notes in a public offering, raising net proceeds of approximately $169,000 after expenses. These notes bear interest at 5.75%, require quarterly interest payments and mature in August 2042. We used the net proceeds from these notes to redeem in August 2012 all 6,000,000 shares of our 7 1/8% series C preferred stock for par plus accrued and unpaid distributions (approximately $150,000), and used the excess proceeds to partially fund certain acquisitions.

CWH Unsecured Revolving Credit Facility and Unsecured Term Loan:

        We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Indebtedness (Continued)

borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of December 31, 2012. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.5% and 2.2% for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had $297,000 outstanding and $453,000 available under our revolving credit facility.

        We also have a $500,000 unsecured term loan that matures in December 2016 and is prepayable without penalty at any time. That loan represents the remaining principal balance of our $557,000 term loan, of which, pursuant to the terms of an October 2011 amendment, $57,000 was repaid when due in December 2012. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of December 31, 2012. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate for the amount outstanding under our term loan was 2.1%, and the weighted average interest rate for the amount outstanding under our term loan was 1.8% and 2.1% for the years ended December 31, 2012 and 2011, respectively.

        Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR.

SIR Unsecured Revolving Credit Facility and Unsecured Term Loan:

        In March 2012, SIR entered into a $500,000 revolving credit facility that is available to SIR for general business purposes, including acquisitions. The maturity date of the SIR revolving credit facility is March 11, 2016 and, subject to the payment by SIR of an extension fee and SIR meeting certain other conditions, includes an option for SIR to extend the stated maturity date of the SIR revolving credit facility by one year to March 11, 2017. In February 2013, the available borrowing amount under the SIR revolving credit facility was increased from $500,000 to $750,000. Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of December 31, 2012. SIR also pays a facility fee of 30 basis points per annum on the total amount of lending commitments under the SIR revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR's leverage or credit ratings. As of December 31, 2012, the interest rate payable on borrowings under the SIR revolving credit facility was 1.5%, and the weighted average interest rate for borrowings under the SIR revolving credit facility was 1.5% for the period from March 12, 2012 to December 31, 2012. As of December 31, 2012, SIR had $95,000 outstanding and $405,000 available under the SIR revolving credit facility.

        In July 2012, SIR entered into a five year $350,000 unsecured term loan. The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time. In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Indebtedness (Continued)

circumstances. The SIR term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of December 31, 2012. The interest rate premium is subject to adjustment based upon changes to SIR's leverage or credit ratings. As of December 31, 2012, the interest rate for the amount outstanding under the SIR term loan was 1.8%, and the weighted average interest rate for the amount outstanding under the SIR term loan was 1.8% for the period from July 12, 2012 to December 31, 2012.

        The SIR revolving credit facility agreement and the SIR term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of SIR and the termination of SIR's business management agreement with RMR.

SIR Mortgage Assumptions:

        During 2012, SIR assumed the following mortgages in connection with its acquisition of certain properties:

  •
  In September 2012, SIR assumed a mortgage totaling $18,500, which was recorded at a fair value of $19,984. This mortgage bears interest at a rate of 5.95%, requires monthly principal and interest payments and matures in 2017.

  •
  In September 2012, SIR assumed a mortgage totaling $7,500, which was recorded at a fair value of $7,947. This mortgage bears interest at a rate of 5.689%, requires monthly interest payments and matures in 2016.

        Our public debt indentures and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. The SIR revolving credit facility agreement and the SIR term loan agreement also contain a number of financial and other covenants, including covenants that restrict SIR's ability to incur indebtedness or to make distributions under certain circumstances and require SIR to maintain financial ratios and a minimum net worth. At December 31, 2012, we believe we and SIR, as applicable, were in compliance with all of our respective covenants under our public debt indentures, our revolving credit facility, our term loan, SIR's revolving credit facility and SIR's term loan agreements.

        At December 31, 2012, 25 of our and SIR's properties costing $1,328,287 with an aggregate net book value of $1,194,799 were secured by mortgage notes totaling $984,827 (including net premiums and discounts) maturing from 2014 through 2026.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Indebtedness (Continued)

        The required principal payments due during the next five years and thereafter under all of our and SIR's outstanding debt at December 31, 2012, are as follows:

2013	$8,408
2014	265,411
2015	757,649
2016	1,319,736
2017	929,271
Thereafter	1,043,798

$4,324,273

Note 12. Fair Value of Assets and Liabilities

        The table below presents certain of our assets and liabilities measured at fair value during 2012, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate contracts(1)	$(16,624)	$—	$(16,624)	$—
Nonrecurring Fair Value Measurements:
Properties held for sale(2)	$129,474	$—	$—	$129,474

(1)
The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. As of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)
As of December 31, 2012, we recorded a loss on asset impairment of $2,452 for one property in our CBD Office segment, $129,802 for 31 properties in our Suburban Office segment and $36,378 for 26 properties in our Industrial & Other segment to reduce the aggregate carrying value of these properties from $298,106 to their estimated fair value less costs to sell of $129,474. We used broker information for all 58 properties

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Fair Value of Assets and Liabilities (Continued)

  (level 3 inputs) in determining the fair value of these properties. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at December 31, 2012 were as follows:

Description	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range
Properties held for sale on which we recognized impairment losses	$129,474	Discounted cash flows and comparable sales	Discount rate	9% - 15%
			Exit capitalization rate	8% - 10%
			Market rent growth rate	2% - 3%

          We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates. The only risk currently managed by using our derivative instruments is a part of our interest rate risk. Although we have not done so as of December 31, 2012 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time. We have interest rate swap agreements to manage our interest rate risk exposure on $175,000 of mortgage debt due 2019, which require interest at a spread over LIBOR. The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The fair value of our derivative instruments decreased by $828 and $8,840 during the years ended December 31, 2012 and 2011, respectively, based primarily on changes in market interest rates. As of December 31, 2012 and 2011, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income (loss) in our consolidated balance sheets totaled ($16,624) and ($15,796), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings. The table below presents the effects of our interest rate derivatives on our consolidated statements of operations and consolidated statements of comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	($15,796)	($6,956)	$2,545
Amount of loss recognized in cumulative other comprehensive income	(5,790)	(13,804)	(14,408)
Amount of loss reclassified from cumulative other comprehensive income into interest expense	4,962	4,964	4,907

Unrealized loss on derivative instruments	(828)	(8,840)	(9,501)

Balance at end of year	($16,624)	($15,796)	($6,956)

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Fair Value of Assets and Liabilities (Continued)

        Over the next 12 months, we estimate that approximately $4,886 will be reclassified from cumulative other comprehensive income (loss) as an increase to interest expense.

        In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facilities, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons. At December 31, 2012 and 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,932,951	$3,181,522	$2,745,331	$2,924,141

        The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

        Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2012, no single tenant of ours is responsible for more than 3% of our total rents.

        We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 13. Segment Information

        Our primary business is the ownership and operation of a nationwide portfolio of commercial properties. We account for each of our individual properties as separate operating segments. We have aggregated our separate operating segments into three reportable segments based on our primary method of internal reporting: Central Business District, or CBD, office properties, suburban office properties and industrial & other properties. Each of our reportable segments includes properties with similar operating and economic characteristics that are subject to unique supply and demand conditions. Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures, and our management responsibilities do not vary significantly from location to location based on the size of the property or geographic location within each primary reporting segment. In addition to our three reportable segments, we aggregate our operating segments into geographic regions for financial reporting purposes. We define these individual geographic regions as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized rental income or property net operating income, or NOI, which we define as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.

        As of December 31, 2012, we owned 51 CBD office properties, 244 suburban office properties and 145 industrial & other properties, excluding properties classified as held for sale. Our geographic

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Segment Information (Continued)

regions include Metro Philadelphia, PA, Oahu, HI, Metro Chicago, IL and Other Markets, which includes properties located elsewhere throughout the United States and Australia. Prior periods have been restated to reflect 40 office properties and 57 industrial properties reclassified to discontinued operations from continuing operations as of December 31, 2012.

        The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, loss on asset impairment, acquisition related costs, interest and other income and expense, loss on early extinguishment of debt, equity in earnings of investees, gain on issuance of shares by an equity investee, gain on asset acquisition, income tax expense, income from discontinued operations and gain on sale of properties. The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

        As of December 31, 2012, we owned 295 office properties and 145 industrial & other properties, excluding properties classified as held for sale. Property level information by geographic region and property type is as follows:

        As of and for the year ended December 31, 2012:

	As of December 31, 2012
	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,596	255	—	4,851
Oahu, HI	—	—	17,894	17,894
Metro Chicago, IL	3,600	1,164	104	4,868
Other Markets	13,057	18,932	12,299	44,288

Totals	21,253	20,351	30,297	71,901

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Segment Information (Continued)

	Year Ended December 31, 2012
	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$118,046	$3,629	$—	$121,675
Oahu, HI	—	—	75,968	75,968
Metro Chicago, IL	104,713	25,393	445	130,551
Other Markets	287,112	311,065	86,721	684,898

Totals	$509,871	$340,087	$163,134	$1,013,092

Property net operating income:
Metro Philadelphia, PA	$63,239	$972	$—	$64,211
Oahu, HI	—	—	58,852	58,852
Metro Chicago, IL	51,616	13,100	462	65,178
Other Markets	155,511	187,749	61,910	405,170

Totals	$270,366	$201,821	$121,224	$593,411

        As of December 31, 2012, our investments in CBD office properties, suburban office properties and in industrial & other properties, net of accumulated depreciation, excluding properties classified as held for sale, were $2,952,995, $2,552,884 and $1,315,924, respectively, including $168,220 of CBD office properties and $104,010 of industrial properties located in Australia.

        As of and for the year ended December 31, 2011:

	As of December 31, 2011
	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,591	255	—	4,846
Oahu, HI	—	—	17,896	17,896
Metro Chicago, IL	2,581	1,164	104	3,849
Other Markets	10,482	17,482	10,756	38,720

Totals	17,654	18,901	28,756	65,311

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Segment Information (Continued)

	Year Ended December 31, 2011
	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$114,640	$3,874	$—	$118,514
Oahu, HI	—	—	73,413	73,413
Metro Chicago, IL	38,256	27,837	469	66,562
Other Markets	237,295	297,568	80,880	615,743

Totals	$390,191	$329,279	$154,762	$874,232

Property net operating income:
Metro Philadelphia, PA	$58,917	$710	$—	$59,627
Oahu, HI	—	—	55,039	55,039
Metro Chicago, IL	21,170	15,710	431	37,311
Other Markets	130,823	171,462	56,506	358,791

Totals	$210,910	$187,882	$111,976	$510,768

        As of December 31, 2011, our investments in CBD office properties, suburban office properties and in industrial & other properties, net of accumulated depreciation were $2,447,541, $2,541,616 and $1,320,905, respectively, including $169,399 of CBD office properties and $100,588 of industrial properties located in Australia.

        As of and for the year ended December 31, 2010:

	As of December 31, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals
Property square feet (in thousands):
Metro Philadelphia, PA	4,592	255	—	4,847
Oahu, HI	—	—	17,914	17,914
Metro Chicago, IL	—	1,164	104	1,268
Other Markets	7,821	16,299	10,587	34,707

Totals	12,413	17,718	28,605	58,736

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Segment Information (Continued)

	Year Ended December 31, 2010
	CBD Office	Suburban Office	Industrial & Other	Totals
Property rental income:
Metro Philadelphia, PA	$112,676	$4,085	$—	$116,761
Oahu, HI	—	—	74,150	74,150
Metro Chicago, IL	—	15,966	489	16,455
Other Markets	192,812	255,497	65,072	513,381

Totals	$305,488	$275,548	$139,711	$720,747

Property net operating income:
Metro Philadelphia, PA	$58,272	$633	$—	$58,905
Oahu, HI	—	—	55,702	55,702
Metro Chicago, IL	—	10,840	404	11,244
Other Markets	100,281	144,967	46,747	291,995

Totals	$158,553	$156,440	$102,853	$417,846

        The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net (loss) income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net (loss) income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. We believe that NOI may facilitate an understanding of our consolidated historical operating results. This measure should be considered in conjunction with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows. Other REITs and real estate companies may calculate NOI

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Segment Information (Continued)

differently than we do. A reconciliation of NOI to net income for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Rental income	$1,013,092	$874,232	$720,747
Operating expenses	(419,681)	(363,464)	(302,901)

Property net operating income (NOI)	$593,411	$510,768	$417,846

Property NOI	$593,411	$510,768	$417,846
Depreciation and amortization	(245,729)	(206,697)	(187,680)
General and administrative	(51,697)	(43,682)	(36,672)
Loss on asset impairment	—	(3,036)	(29,949)
Acquisition related costs	(5,648)	(10,073)	(21,553)

Operating income	290,337	247,280	141,992
Interest and other income	1,428	1,662	2,171
Interest expense	(204,244)	(195,024)	(179,642)
Loss on early extinguishment of debt	(1,895)	(35)	(796)
Equity in earnings of investees	11,420	11,377	8,464
Gain on issuance of shares by an equity investee	7,246	11,177	34,808
Gain on asset acquisition	—	—	20,392

Income from continuing operations before income tax expense	104,292	76,437	27,389
Income tax expense	(3,207)	(1,347)	(550)

Income from continuing operations	101,085	75,090	26,839
(Loss) income from discontinued operations	(14,337)	(539)	36,029
Loss on asset impairment from discontinued operations	(168,632)	(7,319)	(99,315)
Loss on early extinguishment of debt from discontinued operations	—	—	(248)
Net gain on sale of properties from discontinued operations	2,039	42,752	137,768

(Loss) income before gain on sale of properties	(79,845)	109,984	101,073
Gain on sale of properties	—	—	34,336

Net (loss) income	$(79,845)	$109,984	$135,409

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 14. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2012 and 2011. Reclassifications have been made to the prior quarterly results to reflect 40 office properties and 57 industrial & other properties reclassified to discontinued operations as of December 31, 2012, seven office properties and 20 industrial & other properties reclassified to continuing operations as of December 31, 2011, and 12 office properties and one industrial property reclassified to discontinued operations as of September 30, 2011.

	2012
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$243,378	$249,797	$255,225	$264,692
Net income (loss) available for CommonWealth REIT common shareholders	9,857	2,242	(122)	(163,935)
Net income (loss) available for CommonWealth REIT common shareholders per share—basic and diluted	0.12	0.03	—	(1.96)
Common distributions declared	0.50	0.50	0.50	0.25

	2011
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Total revenues	$199,539	$208,883	$232,282	$233,528
Net income available for CommonWealth REIT common shareholders	37,773	9,464	14,712	1,050
Net income available for CommonWealth REIT common shareholders per share—basic and diluted	0.52	0.13	0.18	0.01
Common distributions declared	0.50	0.50	0.50	0.50

(1)
Amounts previously reported have been adjusted as follows:

	2012
	First Quarter	Second Quarter	Third Quarter
Total revenues as previously reported	$251,246	$255,374	$261,661
Total revenues from properties reclassified to discontinued operations during 2012	(7,868)	(5,577)	(6,436)

Total revenues restated	$243,378	$249,797	$255,225

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 14. Selected Quarterly Financial Data (Unaudited) (Continued)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported	$210,673	$217,938	$241,785	$241,552
Total revenues from properties reclassified to discontinued operations during 2012	(11,134)	(9,055)	(9,503)	(8,024)

Total revenues restated	$199,539	$208,883	$232,282	$233,528

Note 15. Pro Forma Information (Unaudited)

        During 2011, we purchased and continue to own 22 properties for $1,132,827, including the assumption of $321,235 of mortgage debt and excluding closing costs. The following table presents our pro forma results of operations as if these acquisitions were completed on January 1, 2011. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the period presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital structure.

Year Ended December 31, 2011
Total revenues	$939,422
Income from continuing operations	$87,532
Per share data:
Income from continuing operations	$0.52

        During the year ended December 31, 2011, we recognized revenues and operating income of $91,139 and $56,339 arising from our acquisitions completed in 2011.

COMMONWEALTH REIT

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2012

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$10,945	$3,683	$(2,078)	$12,550

Year Ended December 31, 2011:
Allowance for doubtful accounts	$12,550	$2,236	$(2,211)	$12,575

Year Ended December 31, 2012:
Allowance for doubtful accounts	$12,575	$504	$(3,117)	$9,962

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1	Birmingham	AL	$11,903	$4,000	$19,604	$274	—	$4,002	$19,876	$23,878	$3,012	12/27/06	2001
2	Birmingham	AL	—	2,675	13,010	958	—	2,675	13,968	16,643	823	12/09/10	1982
3	Birmingham	AL	—	1,810	5,895	1,485	—	1,810	7,380	9,190	523	12/09/10	1981
4	Birmingham	AL	—	2,225	10,039	430	—	2,225	10,469	12,694	567	12/09/10	1982
5	Birmingham	AL	—	1,660	9,423	75	—	1,660	9,498	11,158	493	12/09/10	1980
6	Birmingham	AL	—	1,427	10,634	106	—	1,427	10,740	12,167	556	12/09/10	1984
7	Birmingham	AL	—	1,273	10,824	110	—	1,273	10,934	12,207	566	12/09/10	1985
8	Birmingham	AL	—	1,508	10,638	109	—	1,508	10,747	12,255	558	12/09/10	1985
9	Birmingham	AL	—	155	—	6	—	155	6	161	—	12/09/10	—
10	Birmingham	AL	—	1,740	49,565	3,127	—	1,740	52,692	54,432	1,775	07/29/11	1986
527	Huntsville	AL	—	5,628	67,353	—	—	5,628	67,353	72,981	561	08/31/12	1979
11	Mobile	AL	—	1,540	9,732	(3)	—	1,540	9,729	11,269	1,260	10/22/07	1998
13	Phoenix	AZ	—	1,899	14,872	505	—	1,899	15,377	17,276	4,165	02/01/02	1999
14	Phoenix	AZ	—	3,191	34,896	1,583	—	3,191	36,479	39,670	1,601	03/04/11	1990
15	Phoenix	AZ	—	5,913	2,820	41	—	5,913	2,861	8,774	130	03/04/11	1998
16	Phoenix	AZ	—	4,870	5,170	567	—	4,870	5,737	10,607	265	03/04/11	1990
17	Phoenix	AZ	—	4,378	5,760	432	—	4,378	6,192	10,570	272	03/04/11	1990
18	Phoenix	AZ	—	657	1,911	25	—	657	1,936	2,593	88	03/04/11	1990
19	Phoenix	AZ	—	3,605	13,548	29	—	3,605	13,577	17,182	621	03/04/11	1990
20	Tempe	AZ	—	1,125	10,122	1,972	—	1,125	12,094	13,219	4,172	06/30/99	1988
21	Tolleson	AZ	—	1,257	9,210	696	—	1,257	9,906	11,163	2,143	12/19/03	1990
22	Tucson	AZ	—	3,261	26,357	2,199	—	3,261	28,556	31,817	7,549	02/27/02	1986
528	Carlsbad	CA	19,862	3,381	17,918	—	—	3,381	17,918	21,299	112	09/21/12	2007
23	Carson	CA	—	3,300	5,694	—	—	3,300	5,694	8,994	320	10/14/10	1989
24	Carson	CA	—	3,670	7,580	—	—	3,670	7,580	11,250	426	10/14/10	1989
25	Carson	CA	—	770	285	—	—	770	285	1,055	16	10/14/10	1989
26	Carson	CA	—	3,420	8,605	—	—	3,420	8,605	12,025	538	06/30/10	1988
27	Carson	CA	—	4,040	9,428	—	—	4,040	9,428	13,468	589	06/30/10	1987
28	Folsom	CA	—	3,450	25,504	—	—	3,450	25,504	28,954	1,275	12/17/10	2008
29	Folsom	CA	7,977	981	7,466	15	—	981	7,481	8,462	280	06/16/11	1999
30	Folsom	CA	8,750	1,076	8,192	14	—	1,076	8,206	9,282	307	06/16/11	1999
31	Folsom	CA	11,289	1,139	10,836	—	—	1,139	10,836	11,975	406	06/16/11	1999
32	Folsom	CA	15,780	1,174	15,255	309	—	1,174	15,564	16,738	578	06/16/11	1999
33	Fremont	CA	—	5,200	4,860	512	—	5,200	5,372	10,572	456	03/19/09	1990
35	Monterey	CA	—	5,150	2,599	2,861	—	5,150	5,460	10,610	462	08/31/10	—
36	Monterey	CA	—	1,981	668	294	—	1,981	962	2,943	79	08/31/10	—
37	Monterey	CA	—	2,912	1,412	492	—	2,912	1,904	4,816	160	08/31/10	—
38	Monterey	CA	—	3,091	1,708	—	—	3,091	1,708	4,799	151	08/31/10	—
39	Monterey	CA	—	1,803	631	—	—	1,803	631	2,434	55	08/31/10	—
40	Monterey	CA	—	2,282	1,266	—	—	2,282	1,266	3,548	112	08/31/10	—
41	Monterey	CA	—	1,722	776	—	—	1,722	776	2,498	68	08/31/10	—
42	Morgan Hill	CA	—	1,875	18,335	40	—	1,875	18,375	20,250	1,904	11/07/08	2001
43	Morgan Hill	CA	—	625	7,310	16	—	625	7,326	7,951	756	11/07/08	2001
44	Morgan Hill	CA	11,642	2,600	22,639	48	—	2,600	22,687	25,287	2,357	11/07/08	2002
66	San Diego	CA	—	313	2,820	635	—	313	3,455	3,768	1,249	12/31/96	1984
67	San Diego	CA	—	316	2,846	640	—	316	3,486	3,802	1,261	12/31/96	1984
68	San Diego	CA	—	502	4,526	1,019	—	502	5,545	6,047	2,005	12/31/96	1984
69	San Diego	CA	—	294	2,650	596	—	294	3,246	3,540	1,174	12/31/96	1984
70	San Diego	CA	—	461	3,830	547	—	461	4,377	4,838	1,304	06/24/02	1986
71	San Diego	CA	—	475	4,264	552	—	474	4,817	5,291	1,457	06/24/02	1986
74	San Diego	CA	—	284	2,992	898	—	284	3,890	4,174	938	07/16/04	1980

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
75	San Diego	CA	—	280	2,421	912	—	280	3,333	3,613	687	07/16/04	1980
76	San Diego	CA	—	286	2,512	1,007	—	286	3,519	3,805	828	07/16/04	1980
77	San Diego	CA	—	654	5,467	770	—	654	6,237	6,891	1,306	07/16/04	1982
78	Santa Ana	CA	—	1,363	10,158	(7)	—	1,362	10,152	11,514	2,348	11/10/03	2000
529	Sunnyvale	CA	—	11,552	12,461	—	—	11,552	12,461	24,013	52	11/15/12	1984
80	Colorado Springs	CO	—	1,250	7,982	43	—	1,250	8,025	9,275	532	04/30/10	1996
81	Denver	CO	—	4,720	58,890	—	—	4,720	58,890	63,610	3,926	04/16/10	2007
82	Denver	CO	—	22,400	110,090	5,305	—	22,400	115,395	137,795	10,380	06/24/09	1982
83	Englewood	CO	—	1,708	14,616	3,155	—	1,707	17,772	19,479	4,433	11/02/01	1984
530	Englewood	CO	—	3,230	11,801	—	—	3,230	11,801	15,031	172	06/15/12	1998
87	Longmont	CO	—	3,714	24,397	4,779	—	3,715	29,175	32,890	6,915	10/26/04	1982
88	Berlin	CT	—	2,770	8,409	1,161	(7,088)	1,114	4,138	5,252	188	10/24/06	1962
89	East Windsor	CT	7,637	2,960	12,360	30	—	2,943	12,407	15,350	1,935	10/24/06	1989
531	Hartford	CT	—	15,930	60,312	245	—	15,930	60,557	76,487	1,131	03/30/12	1983
90	Meriden	CT	—	768	6,164	1,055	—	768	7,219	7,987	1,464	07/24/03	1982
92	North Haven	CT	3,759	2,090	9,141	216	—	2,091	9,356	11,447	1,430	10/24/06	1970
93	Orange	CT	—	2,270	7,943	37	—	2,271	7,979	10,250	1,243	10/24/06	1993
94	Wallingford	CT	—	640	10,017	674	—	640	10,691	11,331	3,844	06/01/98	1986
95	Wallingford	CT	—	367	3,301	1,676	—	366	4,978	5,344	1,789	12/22/98	1988
96	Wallingford	CT	—	2,010	7,352	253	—	2,011	7,604	9,615	1,320	10/24/06	1978
97	Wallingford	CT	—	1,471	2,165	8	—	1,471	2,173	3,644	343	10/24/06	1978
98	Wallingford	CT	—	2,300	8,621	2,928	—	2,301	11,548	13,849	1,685	10/24/06	1976
99	Wallingford	CT	—	620	2,168	702	—	620	2,870	3,490	367	10/24/06	1979
100	Wallingford	CT	—	470	2,280	408	—	470	2,688	3,158	599	10/24/06	1974
101	Wallingford	CT	—	800	2,251	5	—	800	2,256	3,056	353	10/24/06	1977
102	Wallingford	CT	—	740	2,552	37	—	741	2,588	3,329	405	10/24/06	1980
103	Wallingford	CT	—	680	3,144	904	—	680	4,048	4,728	649	10/24/06	1982
104	Windsor	CT	—	1,376	11,212	2,740	—	1,376	13,952	15,328	3,490	08/29/03	1988
532	Windsor	CT	—	2,400	9,469	—	—	2,400	9,469	11,869	99	07/20/12	2004
533	Windsor	CT	—	1,850	7,226	—	—	1,850	7,226	9,076	75	07/20/12	1980
105	Washington	DC	—	5,975	53,778	3,094	—	5,975	56,872	62,847	20,656	06/23/98	1991
106	Washington	DC	—	11,138	16,674	—	—	11,138	16,674	27,812	1,389	09/03/09	1960
107	Washington	DC	—	12,862	19,305	—	—	12,862	19,305	32,167	1,609	09/03/09	1975
109	Wilmington	DE	—	4,409	39,681	10,317	—	4,413	49,994	54,407	18,886	07/23/98	1986
110	Boca Raton	FL	—	15,900	129,790	—	—	15,900	129,790	145,690	6,489	01/11/11	2008
111	Jacksonville	FL	38,607	1,480	43,770	2,733	—	1,480	46,503	47,983	4,981	11/24/08	1985
112	Miami	FL	—	144	1,297	366	—	144	1,663	1,807	500	03/19/98	1987
113	Adairsville	GA	—	1,920	9,357	(11)	—	1,920	9,346	11,266	1,340	04/02/07	1993
114	Atlanta	GA	—	480	4,328	442	—	480	4,770	5,250	1,085	07/16/04	1967
115	Atlanta	GA	—	1,620	13,661	1,812	—	1,620	15,473	17,093	3,144	07/16/04	1967
116	Atlanta	GA	—	289	2,403	245	—	289	2,648	2,937	583	07/16/04	1967
117	Atlanta	GA	—	346	2,899	326	(2,352)	143	1,076	1,219	74	07/16/04	1967
118	Atlanta	GA	—	52	483	7	—	52	490	542	107	07/16/04	1967
119	Atlanta	GA	—	257	2,119	154	(2,129)	257	144	401	—	07/16/04	1972
120	Atlanta	GA	—	917	—	20	—	917	20	937	—	07/16/04	1972
121	Atlanta	GA	—	268	2,380	200	(2,430)	268	150	418	—	07/16/04	1972
122	Atlanta	GA	—	685	5,837	443	—	685	6,280	6,965	1,302	07/16/04	1972
123	Atlanta	GA	—	939	8,387	700	(8,471)	939	616	1,555	—	07/16/04	1972
124	Atlanta	GA	—	2,197	—	—	—	2,197	—	2,197	—	07/16/04	1972
125	Atlanta	GA	—	1,154	8,454	1,600	—	1,154	10,054	11,208	2,051	07/16/04	1972
126	Atlanta	GA	—	235	1,906	17	(1,923)	235	—	235	—	07/16/04	1972

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
127	Atlanta	GA	—	303	2,595	292	(2,718)	303	169	472	—	07/16/04	1972
128	Atlanta	GA	—	202	1,580	134	(1,602)	201	113	314	—	07/16/04	1972
129	Atlanta	GA	—	280	2,657	222	(2,711)	280	168	448	—	07/16/04	1972
130	Atlanta	GA	—	1,070	8,930	1,583	—	1,069	10,514	11,583	2,343	07/16/04	1972
131	Atlanta	GA	—	265	2,382	—	—	265	2,382	2,647	2,382	07/16/04	1972
132	Atlanta	GA	—	197	1,757	25	—	197	1,782	1,979	376	07/16/04	1972
133	Atlanta	GA	—	156	1,400	104	—	156	1,504	1,660	308	07/16/04	1972
134	Atlanta	GA	—	157	1,505	103	(1,520)	157	88	245	—	07/16/04	1972
135	Atlanta	GA	—	223	2,006	431	—	223	2,437	2,660	815	07/16/04	1972
136	Atlanta	GA	—	245	2,006	91	—	245	2,097	2,342	436	07/16/04	1972
137	Atlanta	GA	—	210	1,779	125	—	210	1,904	2,114	449	07/16/04	1972
138	Atlanta	GA	—	1,209	9,747	1,447	—	1,209	11,194	12,403	2,198	07/16/04	1972
139	Atlanta	GA	—	2,459	18,549	1,811	—	2,463	20,356	22,819	4,211	08/24/04	1985
140	Atlanta	GA	—	952	7,643	1,335	—	952	8,978	9,930	2,373	09/09/04	1983
141	Atlanta	GA	—	2,524	20,407	2,749	—	2,526	23,154	25,680	4,014	08/23/05	1985
142	Atlanta	GA	—	2,560	10,605	591	(10,605)	2,560	591	3,151	—	07/26/07	1989
145	Macon	GA	12,143	2,674	19,311	2,390	—	2,675	21,700	24,375	3,502	04/28/06	1988
146	Marietta	GA	—	2,190	6,586	(14)	—	2,190	6,572	8,762	870	09/05/07	1998
147	Roswell	GA	—	624	5,491	2,518	—	625	8,008	8,633	1,763	09/02/05	1974
148	Oahu	HI	—	7,972	—	—	—	7,972	—	7,972	—	12/05/03	—
149	Oahu	HI	—	717	—	—	—	717	—	717	—	12/05/03	—
150	Oahu	HI	—	1,342	—	—	—	1,342	—	1,342	—	12/05/03	—
151	Oahu	HI	—	2,035	—	—	—	2,035	—	2,035	—	06/15/05	—
152	Oahu	HI	—	1,352	—	—	—	1,352	—	1,352	—	06/15/05	—
153	Oahu	HI	—	3,541	—	—	—	3,541	—	3,541	—	06/15/05	—
154	Oahu	HI	—	1,569	—	—	—	1,569	—	1,569	—	06/15/05	—
155	Oahu	HI	—	1,230	—	44	—	1,230	44	1,274	1	06/15/05	—
156	Oahu	HI	—	426	3,983	449	—	426	4,432	4,858	798	06/15/05	1990
157	Oahu	HI	—	11,624	—	—	—	11,624	—	11,624	—	06/15/05	—
158	Oahu	HI	—	1,506	—	—	—	1,506	—	1,506	—	06/15/05	—
159	Oahu	HI	—	1,722	—	326	—	1,722	326	2,048	—	06/15/05	—
160	Oahu	HI	—	2,187	—	—	—	2,187	—	2,187	—	06/15/05	—
161	Oahu	HI	—	2,667	—	—	—	2,667	—	2,667	—	06/15/05	—
162	Oahu	HI	—	1,761	—	—	—	1,761	—	1,761	—	06/15/05	—
163	Oahu	HI	—	294	2,297	758	—	294	3,055	3,349	461	06/15/05	1980
164	Oahu	HI	—	27,406	—	—	—	27,406	—	27,406	—	06/15/05	—
165	Oahu	HI	—	13,884	—	—	—	13,884	—	13,884	—	06/15/05	—
166	Oahu	HI	—	649	—	—	—	649	—	649	—	06/15/05	—
167	Oahu	HI	—	1,494	—	—	—	1,494	—	1,494	—	06/15/05	—
168	Oahu	HI	—	962	—	—	—	962	—	962	—	06/15/05	—
169	Oahu	HI	—	1,622	—	—	—	1,622	—	1,622	—	06/15/05	—
170	Oahu	HI	—	1,243	—	43	—	1,243	43	1,286	—	06/15/05	—
171	Oahu	HI	—	706	—	—	—	706	—	706	—	06/15/05	—
172	Oahu	HI	—	381	—	—	—	381	—	381	—	06/15/05	—
173	Oahu	HI	—	716	—	—	—	716	—	716	—	06/15/05	—
174	Oahu	HI	—	552	—	—	—	552	—	552	—	06/15/05	—
175	Oahu	HI	—	242	1,457	76	—	242	1,533	1,775	280	06/15/05	1991
176	Oahu	HI	—	536	—	—	—	536	—	536	—	06/15/05	—
177	Oahu	HI	—	2,944	—	—	—	2,944	—	2,944	—	06/15/05	—
178	Oahu	HI	—	1,390	—	9,090	—	1,390	9,090	10,480	1,235	06/15/05	1981
179	Oahu	HI	—	713	—	—	—	713	—	713	—	06/15/05	—

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
180	Oahu	HI	—	418	—	—	—	418	—	418	—	06/15/05	—
181	Oahu	HI	—	1,381	—	—	—	1,381	—	1,381	—	06/15/05	—
182	Oahu	HI	—	218	—	—	—	218	—	218	—	06/15/05	—
183	Oahu	HI	—	567	—	—	—	567	—	567	—	06/15/05	—
184	Oahu	HI	—	5,829	—	—	—	5,829	—	5,829	—	06/15/05	—
185	Oahu	HI	—	1,293	—	—	—	1,293	—	1,293	—	06/15/05	—
186	Oahu	HI	—	1,599	—	—	—	1,599	—	1,599	—	06/15/05	—
187	Oahu	HI	—	1,826	—	—	—	1,826	—	1,826	—	06/15/05	—
188	Oahu	HI	—	1,981	—	—	—	1,981	—	1,981	—	06/15/05	—
189	Oahu	HI	—	3,159	—	—	—	3,159	—	3,159	—	06/15/05	—
190	Oahu	HI	—	2,653	—	—	—	2,653	—	2,653	—	06/15/05	—
191	Oahu	HI	—	6,593	—	—	—	6,593	—	6,593	—	06/15/05	—
192	Oahu	HI	—	1,250	—	—	—	1,250	—	1,250	—	06/15/05	—
193	Oahu	HI	—	358	—	824	—	358	824	1,182	62	06/15/05	—
194	Oahu	HI	—	156,769	4,306	18,762	—	157,420	22,417	179,837	3,522	12/05/03	—
195	Oahu	HI	—	93,729	—	285	—	93,729	285	94,014	48	12/05/03	—
196	Oahu	HI	—	78,751	4,784	125	—	78,751	4,909	83,660	1,093	12/05/03	—
197	Oahu	HI	—	66,169	—	9,682	—	66,169	9,682	75,851	1,429	12/05/03	—
198	Oahu	HI	—	33,735	11,307	1,334	—	33,735	12,641	46,376	2,461	12/05/03	—
199	Oahu	HI	—	11,437	—	161	—	11,437	161	11,598	39	12/05/03	—
200	Oahu	HI	—	9,660	—	—	—	9,660	—	9,660	—	12/05/03	—
201	Oahu	HI	—	2,111	455	—	—	2,111	455	2,566	103	12/05/03	—
534	Oahu	HI	—	5,888	315	—	—	5,888	315	6,203	1	11/21/12	—
202	Eldridge	IA	—	470	7,480	376	—	470	7,856	8,326	1,099	04/02/07	1994
203	Newton	IA	—	500	13,236	163	—	500	13,399	13,899	1,455	09/29/08	2008
204	Aurora	IL	—	1,180	3,411	(3)	—	1,180	3,408	4,588	489	04/02/07	1977
205	Aurora	IL	—	1,740	13,586	52	—	1,740	13,638	15,378	1,921	05/01/07	1999
206	Bannockburn	IL	—	5,846	48,568	9,198	—	5,858	57,754	63,612	8,662	12/29/05	1999
207	Chicago	IL	—	6,600	77,764	2,752	—	6,600	80,516	87,116	4,417	10/28/10	1985
208	Chicago	IL	—	—	—	—	—	—	—	—	—	10/28/10	1985
209	Chicago	IL	—	34,300	116,710	10,257	—	34,300	126,967	161,267	4,869	05/11/11	1972
210	Chicago	IL	275,682	34,980	315,643	378	—	34,980	316,021	351,001	11,195	08/10/11	1908
535	Chicago	IL	155,865	32,457	122,433	3,667	—	32,457	126,100	158,557	3,120	01/09/12	1970
211	Deerfield	IL	—	2,515	20,186	1,898	—	2,521	22,078	24,599	3,608	12/14/05	1986
212	Lake Forest	IL	—	1,258	9,630	2,990	—	1,261	12,617	13,878	1,964	12/14/05	2001
213	Carmel	IN	—	667	5,815	1,564	—	667	7,379	8,046	1,301	06/15/06	1982
214	Indianapolis	IN	—	7,495	60,465	19,593	—	7,496	80,057	87,553	15,792	05/10/05	1977
536	Indianapolis	IN	111,630	7,268	145,039	163	—	7,268	145,202	152,470	604	10/22/12	1990
537	Indianapolis	IN	11,402	2,402	13,046	125	—	2,402	13,171	15,573	54	10/22/12	1959
217	Lenexa	KS	—	1,642	15,528	1,425	—	1,642	16,953	18,595	1,748	07/16/08	1990
218	Lenexa	KS	—	344	721	219	—	344	940	1,284	148	07/17/08	1999
219	Lenexa	KS	—	344	1,002	17	—	344	1,019	1,363	114	07/17/08	1999
220	Lenexa	KS	—	139	348	73	—	139	421	560	69	07/17/08	1999
221	Lenexa	KS	—	139	378	56	—	139	434	573	58	07/17/08	1999
222	Lenexa	KS	—	132	240	1	—	132	241	373	27	07/17/08	1986
223	Lenexa	KS	—	153	267	9	—	153	276	429	30	07/17/08	1986
224	Lenexa	KS	—	229	353	48	—	229	401	630	45	07/17/08	1986
225	Lenexa	KS	—	211	503	306	—	211	809	1,020	79	07/17/08	1986
226	Lenexa	KS	—	201	498	44	—	201	542	743	73	07/17/08	1986
227	Lenexa	KS	—	264	334	30	—	264	364	628	62	07/17/08	1986
228	Lenexa	KS	—	710	1,524	271	—	710	1,795	2,505	192	07/17/08	1973

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
229	Lenexa	KS	—	380	761	291	—	380	1,052	1,432	119	07/17/08	1972
230	Lenexa	KS	—	297	517	38	—	297	555	852	60	07/17/08	1972
231	Lenexa	KS	—	350	569	165	—	350	734	1,084	76	07/17/08	1972
232	Lenexa	KS	—	227	533	209	—	227	742	969	77	07/17/08	1972
233	Lenexa	KS	—	227	770	64	—	227	834	1,061	89	07/17/08	1972
234	Lenexa	KS	—	215	542	222	—	215	764	979	91	07/17/08	1972
235	Lenexa	KS	—	215	527	185	—	215	712	927	78	07/17/08	1972
236	Lenexa	KS	—	247	398	81	—	247	479	726	91	07/17/08	1991
237	Lenexa	KS	—	660	749	31	—	660	780	1,440	86	07/17/08	1978
238	Lenexa	KS	—	279	306	96	—	279	402	681	39	07/17/08	1978
239	Lenexa	KS	—	605	1,022	511	—	605	1,533	2,138	117	07/17/08	1984
240	Lenexa	KS	—	480	1,144	220	—	480	1,364	1,844	210	07/17/08	1982
241	Lenexa	KS	—	566	930	71	—	566	1,001	1,567	110	07/17/08	1984
242	Lenexa	KS	—	373	232	15	—	373	247	620	32	07/17/08	1997
243	Lenexa	KS	—	2,034	—	—	—	2,034	—	2,034	—	07/17/08	—
244	Lenexa	KS	—	450	—	—	—	450	—	450	—	07/17/08	—
245	Lenexa	KS	—	268	—	—	—	268	—	268	—	07/17/08	—
246	Lenexa	KS	—	253	—	—	—	253	—	253	—	07/17/08	—
247	Lenexa	KS	—	1,258	2,371	142	—	1,258	2,513	3,771	270	07/17/08	1987
248	Lenexa	KS	—	1,132	3,271	27	—	1,132	3,298	4,430	362	07/17/08	1987
249	Lenexa	KS	—	961	2,817	1,416	—	961	4,233	5,194	427	07/17/08	1987
250	Lenexa	KS	—	887	2,116	294	—	887	2,410	3,297	269	07/17/08	1990
251	Lenexa	KS	—	946	2,300	632	—	946	2,932	3,878	517	07/17/08	1990
252	Lenexa	KS	—	651	2,717	6	—	651	2,723	3,374	299	07/17/08	1995
253	Lenexa	KS	—	769	2,273	5	—	769	2,278	3,047	250	07/17/08	1998
254	Lenexa	KS	—	1,171	3,936	12	—	1,171	3,948	5,119	437	07/17/08	1999
255	Lenexa	KS	—	1,317	3,058	99	—	1,317	3,157	4,474	374	07/17/08	1999
256	Lenexa	KS	—	1,655	4,915	17	—	1,655	4,932	6,587	549	07/17/08	2001
257	Lenexa	KS	—	1,362	3,757	1,239	—	1,362	4,996	6,358	535	07/17/08	1988
258	Lenexa	KS	7,217	1,150	5,531	514	—	1,150	6,045	7,195	900	07/17/08	2002
259	Lenexa	KS	—	993	1,957	474	—	993	2,431	3,424	342	07/17/08	1988
260	Lenexa	KS	—	811	1,640	331	(721)	604	1,457	2,061	118	07/17/08	2007
261	Lenexa	KS	—	1,451	—	—	—	1,451	—	1,451	—	07/17/08	—
262	Lenexa	KS	—	1,939	—	—	—	1,939	—	1,939	—	07/17/08	—
263	Lenexa	KS	—	2,101	—	—	—	2,101	—	2,101	—	07/17/08	—
264	Lenexa	KS	—	1,089	—	—	—	1,089	—	1,089	—	07/17/08	—
265	Lenexa	KS	—	1,169	—	—	—	1,169	—	1,169	—	07/17/08	—
266	Lenexa	KS	—	792	—	—	—	792	—	792	—	07/17/08	—
267	Lenexa	KS	—	792	—	—	—	792	—	792	—	07/17/08	—
538	Topeka	KS	—	1,300	15,918	—	—	1,300	15,918	17,218	166	07/30/12	1983
268	Wichita	KS	—	2,720	2,029	1,124	—	2,720	3,153	5,873	410	04/02/07	1994
269	Erlanger	KY	—	2,022	9,545	415	—	2,022	9,960	11,982	2,272	06/30/03	1999
270	New Orleans	LA	—	9,100	78,540	2,431	—	9,100	80,971	90,071	2,633	08/29/11	1972
271	Boston	MA	—	3,378	30,397	11,122	—	3,378	41,519	44,897	18,651	09/28/95	1915
272	Chelmsford	MA	—	1,410	7,322	148	—	1,410	7,470	8,880	351	01/18/11	1984
539	Chelmsford	MA	7,916	2,009	6,727	—	—	2,009	6,727	8,736	42	09/27/12	1984
274	Mansfield	MA	—	1,183	9,749	1,619	(6,227)	717	5,607	6,324	232	08/01/03	1978
275	Mansfield	MA	—	1,550	13,908	3,149	—	1,550	17,057	18,607	4,332	08/01/03	1981
276	Mansfield	MA	—	1,033	—	—	—	1,033	—	1,033	—	08/01/03	—
277	Maynard	MA	—	3,603	26,180	100	—	3,603	26,280	29,883	3,799	03/30/07	1990
278	Quincy	MA	—	2,477	16,645	3,893	—	2,477	20,538	23,015	7,354	04/03/98	1988

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
279	Quincy	MA	—	1,668	11,097	3,425	—	1,668	14,522	16,190	5,536	04/03/98	1988
280	Quincy	MA	—	774	5,815	1,501	—	779	7,311	8,090	1,824	02/24/04	1999
283	Taunton	MA	—	551	3,758	—	—	551	3,758	4,309	506	08/29/07	1986
284	Taunton	MA	—	462	4,970	152	—	462	5,122	5,584	668	08/29/07	1989
285	Webster	MA	—	315	2,834	39	—	315	2,873	3,188	1,122	05/15/97	1995
286	Baltimore	MD	—	—	12,430	4,076	—	—	16,506	16,506	5,509	11/18/97	1988
287	Baltimore	MD	—	6,328	54,645	12,430	—	6,328	67,075	73,403	16,850	01/28/03	1990
288	Baltimore	MD	—	2,830	22,996	12,560	—	2,830	35,556	38,386	8,533	07/16/04	1972
540	Columbia	MD	—	3,700	24,592	—	—	3,700	24,592	28,292	—	12/21/12	2008
289	Gaithersburg	MD	—	4,381	18,798	5,263	—	4,461	23,981	28,442	8,256	03/31/97	1995
290	Oxon Hill	MD	—	3,181	13,653	2,758	—	3,131	16,461	19,592	6,111	03/31/97	1992
292	Rockville	MD	—	3,532	28,937	1,581	—	3,533	30,517	34,050	6,139	07/20/04	2002
293	Rockville	MD	—	2,145	17,571	38	—	2,145	17,609	19,754	3,716	07/20/04	2002
294	Rockville	MD	—	1,961	16,064	36	—	1,961	16,100	18,061	3,397	07/20/04	2002
295	Ann Arbor	MI	—	3,675	26,988	511	—	3,675	27,499	31,174	1,753	06/15/10	1975/2006
296	Ann Arbor	MI	—	3,085	20,000	54	—	3,085	20,054	23,139	1,293	06/15/10	2006
541	Ann Arbor	MI	—	2,877	9,081	—	—	2,877	9,081	11,958	—	12/21/12	1998
314	Bloomington	MN	—	1,898	17,081	337	—	1,898	17,418	19,316	6,324	03/19/98	1957
315	Mendota
	Heights	MN	—	533	4,795	1,099	—	533	5,894	6,427	1,963	03/19/98	1995
317	Minneapolis	MN	—	695	6,254	2,285	—	695	8,539	9,234	3,111	08/03/99	1986
318	Plymouth	MN	—	563	5,064	1,008	—	563	6,072	6,635	2,138	08/03/99	1987
319	Roseville	MN	—	295	2,658	1,222	—	295	3,880	4,175	909	12/01/99	1987
320	Roseville	MN	—	586	5,278	2,108	—	586	7,386	7,972	2,518	12/01/99	1987
321	Roseville	MN	—	979	8,814	5,348	—	979	14,162	15,141	3,079	12/01/99	1987
322	St. Cloud	MN	8,272	1,950	13,803	—	—	1,950	13,803	15,753	1,122	10/15/09	1999
323	St. Paul	MN	—	696	6,263	1,886	—	696	8,149	8,845	3,116	08/03/99	1987
324	St. Paul	MN	—	1,303	10,451	2,445	—	1,304	12,895	14,199	2,462	06/02/04	1970
325	Arnold	MO	—	834	7,302	173	—	838	7,471	8,309	1,637	02/11/04	1999
328	Kansas City	MO	—	1,165	3,097	1,727	—	1,165	4,824	5,989	424	07/17/08	1986
329	N. Kansas City	MO	—	494	959	290	—	494	1,249	1,743	131	07/17/08	1970
330	St. Louis	MO	—	903	7,602	1,367	—	903	8,969	9,872	1,865	11/07/03	1998
331	St. Louis	MO	—	4,800	8,020	780	—	4,801	8,799	13,600	1,371	10/05/06	1988
332	Greensboro	NC	—	2,070	37,073	409	—	2,070	37,482	39,552	2,265	09/14/10	1989
334	Florham Park	NJ	—	1,412	12,709	1,948	—	1,412	14,657	16,069	4,972	07/31/98	1979
335	Hoboken	NJ	—	—	134,199	131	—	—	134,330	134,330	11,476	08/11/09	2002
336	Montvale	NJ	—	3,650	13,725	201	—	3,650	13,926	17,576	661	02/11/11	1984
337	Voorhees	NJ	—	1,053	6,625	1,737	—	998	8,417	9,415	3,347	05/26/98	1990
338	Voorhees	NJ	—	445	2,798	95	—	584	2,754	3,338	995	05/26/98	1990
339	Voorhees	NJ	—	673	4,232	550	—	589	4,866	5,455	1,689	05/26/98	1990
340	Albuquerque	NM	—	1,778	14,407	2,517	—	1,778	16,924	18,702	4,633	02/12/02	1985
341	Albuquerque	NM	—	39	351	147	—	39	498	537	160	02/12/02	1985
342	Albuquerque	NM	—	129	1,217	192	—	129	1,409	1,538	356	02/12/02	1985
343	Albuquerque	NM	—	152	1,526	309	—	152	1,835	1,987	510	02/12/02	1985
344	Albuquerque	NM	—	40	141	157	—	40	298	338	111	02/12/02	1985
345	Albuquerque	NM	—	1,968	17,210	4,169	—	1,968	21,379	23,347	5,212	12/06/02	1974
346	Albuquerque	NM	—	444	3,890	469	—	444	4,359	4,803	1,161	02/12/02	1987
348	DeWitt	NY	—	454	4,086	1,166	—	457	5,249	5,706	1,714	12/28/99	1987
349	Dewitt	NY	—	377	3,158	211	—	377	3,369	3,746	601	03/14/06	1977
350	Dewitt	NY	—	288	2,506	571	—	288	3,077	3,365	518	03/14/06	1977
351	Dewitt	NY	—	191	1,533	56	—	191	1,589	1,780	287	03/14/06	1982

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
352	Dewitt	NY	—	968	7,875	861	—	968	8,736	9,704	1,480	03/14/06	1986
353	Dewitt	NY	—	736	5,722	1,442	—	736	7,164	7,900	1,205	03/14/06	1988
354	Dewitt	NY	—	537	5,501	1,188	—	537	6,689	7,226	1,284	03/14/06	1989
355	Dewitt	NY	—	1,023	9,038	1,123	—	1,023	10,161	11,184	1,835	03/14/06	1991
356	East Syracuse	NY	—	718	4,756	—	—	718	4,756	5,474	808	03/14/06	1995
357	Fairport	NY	—	462	3,911	1,572	—	462	5,483	5,945	986	03/14/06	1987
358	Fairport	NY	—	554	5,372	1,473	—	556	6,843	7,399	1,266	03/14/06	1989
359	Fairport	NY	—	1,447	11,726	1,067	—	1,447	12,793	14,240	2,310	03/14/06	1991
360	Fairport	NY	—	951	8,163	46	—	951	8,209	9,160	1,399	03/14/06	1996
361	Fairport	NY	—	1,335	11,203	1,595	—	1,335	12,798	14,133	2,129	03/14/06	1999
362	Fairport	NY	—	1,789	15,563	1,035	—	1,789	16,598	18,387	2,842	03/14/06	2004
363	Islandia	NY	—	813	7,319	2,446	—	809	9,769	10,578	2,957	06/11/99	1987
364	Liverpool	NY	—	375	3,265	1,924	—	375	5,189	5,564	829	01/06/06	1997
368	Melville	NY	—	3,155	28,395	6,413	—	3,260	34,703	37,963	12,164	07/22/99	1985
369	North Syracuse	NY	—	222	2,077	304	—	222	2,381	2,603	403	03/14/06	1972
370	North Syracuse	NY	—	341	2,797	931	—	341	3,728	4,069	589	03/14/06	1973
371	Pittsford	NY	—	530	4,109	359	—	530	4,468	4,998	1,108	11/30/04	1998
372	Pittsford	NY	—	683	4,889	226	—	683	5,115	5,798	1,096	11/30/04	1999
373	Pittsford	NY	—	1,018	7,618	83	—	1,020	7,699	8,719	1,570	11/30/04	2000
374	Pittsford	NY	—	662	4,993	8	—	662	5,001	5,663	1,018	11/30/04	2002
375	Pittsford	NY	—	119	937	252	—	119	1,189	1,308	209	11/30/04	2002
376	Pittsford	NY	—	307	2,083	8	—	307	2,091	2,398	426	11/30/04	2004
377	Pittsford	NY	—	526	3,755	465	—	526	4,220	4,746	1,062	11/30/04	1965
378	Pittsford	NY	—	583	4,700	680	—	583	5,380	5,963	846	03/14/06	1986
380	Rochester	NY	—	614	4,498	641	(2,689)	378	2,686	3,064	108	01/06/06	2000
381	Rochester	NY	—	350	2,870	1	—	350	2,871	3,221	499	01/06/06	2003
382	Rochester	NY	—	1,462	12,482	1,201	—	1,462	13,683	15,145	2,702	01/06/06	1996
383	Rochester	NY	—	611	5,318	64	—	611	5,382	5,993	925	01/06/06	1999
391	Sherburne	NY	—	140	1,250	—	—	140	1,250	1,390	212	03/14/06	1979
392	Syracuse	NY	—	1,788	16,096	12,680	—	1,788	28,776	30,564	6,503	06/29/99	1972
393	Syracuse	NY	—	466	4,196	905	—	466	5,101	5,567	1,495	09/24/99	1990
394	Avon	OH	—	2,200	23,280	—	—	2,200	23,280	25,480	2,086	05/29/09	1996
395	Blue Ash	OH	—	883	7,175	1,096	—	883	8,271	9,154	1,411	06/15/06	1982
396	Cleveland	OH	—	5,775	19,776	7,637	—	5,775	27,413	33,188	2,555	02/12/08	1985
397	Cleveland	OH	—	6,225	65,040	5,907	—	6,225	70,947	77,172	8,780	02/12/08	1990
398	Cleveland	OH	—	—	9,632	508	—	—	10,140	10,140	1,206	02/12/08	1987
399	Mason	OH	—	1,528	13,748	4,418	—	1,528	18,166	19,694	6,028	06/10/98	1994
402	Sharonville	OH	—	956	8,290	333	—	1,125	8,454	9,579	1,535	12/30/05	1999
403	Solon	OH	—	514	4,856	516	—	514	5,372	5,886	1,102	07/16/04	1975
404	Solon	OH	—	161	1,570	142	—	161	1,712	1,873	426	07/16/04	1975
405	Solon	OH	—	146	1,352	79	—	146	1,431	1,577	299	07/16/04	1975
406	Solon	OH	—	206	1,950	356	—	206	2,306	2,512	468	07/16/04	1975
407	Solon	OH	—	122	1,018	76	—	122	1,094	1,216	234	07/16/04	1975
408	Solon	OH	—	122	1,111	100	—	122	1,211	1,333	253	07/16/04	1975
409	Solon	OH	—	96	843	91	—	96	934	1,030	197	07/16/04	1975
410	Solon	OH	—	100	889	171	—	100	1,060	1,160	225	07/16/04	1975
411	Solon	OH	—	66	586	94	(513)	19	214	233	22	07/16/04	1975
412	Solon	OH	—	82	717	98	—	82	815	897	176	07/16/04	1975
413	Solon	OH	—	77	693	34	—	77	727	804	148	07/16/04	1975
414	Solon	OH	—	116	1,035	137	—	116	1,172	1,288	241	07/16/04	1975
418	Delmont	PA	—	1,575	5,542	—	—	1,575	5,542	7,117	714	10/22/07	1999

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
420	FT. Washington	PA	—	1,872	8,816	2,334	—	1,872	11,150	13,022	3,923	09/22/97	1960
422	Hanover	PA	—	4,800	22,200	30	—	4,800	22,230	27,030	2,384	09/24/08	1948
423	King of Prussia	PA	—	634	3,251	1,070	—	634	4,321	4,955	1,776	09/22/97	1964
424	Monroeville	PA	—	6,558	51,775	16,380	—	6,564	68,149	74,713	11,167	09/16/04	1971
425	Moon Township	PA	—	1,663	14,966	1,853	—	1,663	16,819	18,482	5,765	09/14/98	1994
426	Moon Township	PA	—	502	4,519	876	—	502	5,395	5,897	1,738	08/23/99	1987
427	Moon Township	PA	—	410	3,688	3,609	—	410	7,297	7,707	1,657	08/23/99	1988
428	Moon Township	PA	—	612	5,507	896	—	612	6,403	7,015	2,080	08/23/99	1990
429	Moon Township	PA	—	489	4,403	3,130	—	489	7,533	8,022	1,655	08/23/99	1989
430	Moon Township	PA	—	555	4,995	3,395	—	555	8,390	8,945	1,856	08/23/99	1991
431	Moon Township	PA	—	202	1,814	96	—	202	1,910	2,112	627	08/23/99	1992
432	Moon Township	PA	—	6,936	—	822	—	7,758	—	7,758	—	08/23/99	—
433	Philadelphia	PA	—	7,884	71,002	5,750	—	7,884	76,752	84,636	28,597	11/13/97	1980
434	Philadelphia	PA	—	3,462	111,946	23,699	—	3,462	135,645	139,107	51,376	03/30/98	1983
435	Philadelphia	PA	—	931	8,377	1,707	—	931	10,084	11,015	3,184	06/11/99	1987
436	Philadelphia	PA	—	18,758	167,487	78,506	—	18,758	245,993	264,751	55,176	10/10/02	1974
437	Philadelphia	PA	174,870	24,753	222,775	40,693	—	24,753	263,468	288,221	96,200	06/30/98	1990
438	Pittsburgh	PA	—	574	4,943	932	—	574	5,875	6,449	1,228	09/16/05	1990
439	Pittsburgh	PA	—	345	2,798	280	—	345	3,078	3,423	551	09/16/05	1994
440	Pittsburgh	PA	—	469	3,884	962	—	469	4,846	5,315	960	09/16/05	1994
441	Pittsburgh	PA	—	616	5,280	355	—	616	5,635	6,251	1,045	09/16/05	1994
442	Pittsburgh	PA	—	1,049	8,739	1,825	—	1,049	10,564	11,613	2,125	09/16/05	1995
443	Pittsburgh	PA	—	1,151	9,664	3,350	—	1,151	13,014	14,165	2,202	09/16/05	1995
444	Pittsburgh	PA	—	907	7,381	1,504	—	907	8,885	9,792	1,809	09/16/05	1996
445	Pittsburgh	PA	—	1,057	8,899	2,078	—	1,057	10,977	12,034	2,134	09/16/05	1987
446	Columbia	SC	—	479	4,021	538	—	479	4,559	5,038	763	05/10/06	1985
447	Columbia	SC	—	1,237	10,165	1,588	—	1,237	11,753	12,990	1,932	05/10/06	1989
448	Columbia	SC	—	632	5,418	734	—	632	6,152	6,784	1,093	05/10/06	1983
449	Columbia	SC	—	609	4,832	890	—	609	5,722	6,331	1,210	05/10/06	1984
450	Columbia	SC	—	1,397	5,728	1,067	—	1,397	6,795	8,192	1,146	02/21/07	1984
451	Columbia	SC	—	50	215	186	—	50	401	451	38	02/21/07	1972
452	Columbia	SC	—	154	719	157	—	154	876	1,030	162	02/21/07	1996
453	Columbia	SC	—	2,420	4,017	1,321	(4,012)	1,024	2,722	3,746	175	04/02/07	1968
542	Columbia	SC	42,401	1,660	53,058	25	—	1,660	53,083	54,743	332	09/18/12	2004
454	Fountain Inn	SC	—	520	6,822	809	—	520	7,631	8,151	1,001	05/23/07	1987
455	Graniteville	SC	—	720	15,552	268	—	720	15,820	16,540	2,433	04/02/07	1998
456	Franklin	TN	—	5,800	13,190	(10)	—	5,800	13,180	18,980	1,722	10/22/07	1999
457	Memphis	TN	—	2,113	18,201	449	—	2,113	18,650	20,763	4,037	04/28/04	2000
458	Memphis	TN	—	1,201	9,973	3,249	—	1,201	13,222	14,423	2,570	07/29/04	1983
459	Austin	TX	—	1,218	11,040	2,424	—	1,218	13,464	14,682	4,712	12/05/97	1986
460	Austin	TX	—	1,621	14,594	1,857	—	1,621	16,451	18,072	6,152	12/05/97	1997
461	Austin	TX	—	1,402	12,729	1,343	—	1,402	14,072	15,474	5,189	12/05/97	1997
462	Austin	TX	—	2,317	21,037	1,719	—	2,317	22,756	25,073	8,915	12/05/97	1996
463	Austin	TX	—	1,226	11,126	1,346	—	1,226	12,472	13,698	4,661	12/05/97	1997
464	Austin	TX	—	4,878	43,903	2,393	—	4,875	46,299	51,174	16,063	10/07/98	1968
465	Austin	TX	—	1,436	12,927	366	—	1,436	13,293	14,729	4,623	10/07/98	1998
466	Austin	TX	—	539	4,849	222	—	539	5,071	5,610	1,691	06/16/99	1999
467	Austin	TX	—	906	8,158	439	—	906	8,597	9,503	2,849	06/16/99	1999
468	Austin	TX	—	2,072	18,650	926	—	2,072	19,576	21,648	6,921	10/20/98	1998
469	Austin	TX	—	1,476	13,286	362	—	1,476	13,648	15,124	4,803	10/20/98	1998
470	Austin	TX	—	626	5,636	1,881	—	621	7,522	8,143	2,318	08/18/99	1987

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
						Costs Capitalized Subsequent to Acquisition, Net
ID	Location	State	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
471	Austin	TX	—	688	6,192	1,193	—	697	7,376	8,073	2,479	06/03/99	1985
472	Austin	TX	—	1,731	14,921	3,105	—	1,731	18,026	19,757	5,774	06/30/99	1975
473	Austin	TX	—	1,574	14,168	2,306	—	1,574	16,474	18,048	5,614	08/03/99	1982
474	Austin	TX	—	2,028	18,251	2,802	—	2,028	21,053	23,081	6,878	10/08/99	1985
475	Austin	TX	—	2,038	18,338	2,489	—	2,038	20,827	22,865	6,999	10/08/99	1997
476	Austin	TX	—	460	3,345	909	—	460	4,254	4,714	1,436	06/15/01	2001
477	Austin	TX	—	9,085	—	5,014	—	11,640	2,459	14,099	—	10/07/98	—
543	Austin	TX	30,796	7,900	38,533	203	—	7,900	38,736	46,636	562	05/31/12	1986
478	Edinburg	TX	—	1,480	15,533	(9)	—	1,480	15,524	17,004	2,029	10/22/07	1999
479	El Paso	TX	—	1,700	9,736	(4)	—	1,700	9,732	11,432	1,265	10/22/07	1999
481	Irving	TX	—	542	4,879	553	—	542	5,432	5,974	1,932	03/19/98	1995
544	Provo	UT	—	6,700	78,978	—	—	6,700	78,978	85,678	1,152	06/01/12	2000
483	Arlington	VA	—	810	7,289	1,647	—	810	8,936	9,746	3,661	08/26/98	1987
484	Fairfax	VA	—	780	7,022	137	—	780	7,159	7,939	2,345	09/29/99	1988
485	Fairfax	VA	—	594	5,347	1,344	—	594	6,691	7,285	2,672	09/29/99	1988
486	Norfolk	VA	—	1,273	11,083	4,342	—	1,273	15,425	16,698	4,881	10/25/02	1987
487	Stafford	VA	—	964	9,047	—	—	964	9,047	10,011	565	07/12/10	2006
488	Stafford	VA	—	965	6,610	109	—	965	6,719	7,684	446	07/12/10	2007
489	Stafford	VA	4,784	990	5,717	24	—	990	5,741	6,731	233	06/01/11	2003
490	Stafford	VA	4,643	1,060	5,645	32	—	1,060	5,677	6,737	223	06/01/11	2003
491	Stafford	VA	—	1,050	5,460	74	—	1,050	5,534	6,584	216	06/01/11	2001
492	Stafford	VA	—	1,050	4,971	475	—	1,050	5,446	6,496	234	06/01/11	2001
545	Sterling	VA	—	4,336	29,910	—	—	4,336	29,910	34,246	62	11/29/12	2001
546	Sterling	VA	—	2,735	16,198	—	—	2,735	16,198	18,933	34	11/29/12	2000
547	Sterling	VA	—	2,803	16,130	—	—	2,803	16,130	18,933	34	11/29/12	2000
493	Virginia Beach	VA	—	682	5,431	544	—	686	5,971	6,657	1,265	06/04/04	1991
494	Winchester	VA	—	1,487	12,854	—	—	1,487	12,854	14,341	2,158	04/20/06	1964
495	Bellevue	WA	—	3,555	30,244	4,460	—	3,555	34,704	38,259	7,487	07/16/04	1980
496	Bellevue	WA	—	14,400	136,412	1,683	—	14,400	138,095	152,495	11,229	11/12/09	2008
497	Kennewick	WA	—	1,850	7,339	(2)	—	1,850	7,337	9,187	956	10/22/07	1999
514	Milwaukee	WI	—	2,400	47,562	4,350	—	2,400	51,912	54,312	5,877	06/12/08	1988
515	Milwaukee	WI	—	3,150	72,113	3,101	—	3,150	75,214	78,364	4,607	08/11/10	1989
Australia:
516	Crestmead	QLD	—	3,400	3,185	395	—	3,604	3,376	6,980	189	10/07/10	2005
517	Wangara	WAU	—	4,217	2,685	637	—	4,469	3,070	7,539	160	10/07/10	2000
518	Canning Vale	WAU	—	9,806	3,925	3,024	—	10,393	6,362	16,755	258	10/07/10	2001
519	Frenchs Forest	NSW	—	7,355	9,498	1,334	—	7,795	10,392	18,187	563	10/07/10	1987
520	Frenchs Forest	NSW	—	2,452	3,923	1,394	—	2,598	5,171	7,769	270	10/07/10	1997
521	Villawood	NSW	—	6,374	8,179	1,005	—	6,755	8,803	15,558	485	10/07/10	1980
522	Clayton	VIC	—	9,757	8,495	1,093	—	10,341	9,004	19,345	503	10/07/10	1965
523	Laverton North	VIC	—	4,266	5,220	568	—	4,521	5,533	10,054	309	10/07/10	1965
524	Rocherlea	TAS	—	2,108	1,331	205	—	2,234	1,410	3,644	79	10/07/10	1963
525	Mowbray	TAS	—	431	535	58	—	457	567	1,024	32	10/07/10	1963
526	Sydney	NSW	—	63,271	104,588	6,054	—	65,996	107,917	173,913	5,692	12/21/10	1989

			$984,827	$1,525,524	$5,717,249	$644,347	$(57,711)	$1,531,416	$6,297,993	$7,829,409	$1,007,606

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2010	$6,323,681	$884,421
Additions(4)	876,363	180,631
Loss on asset impairment	(139,673)	(10,458)
Properties reclassified to discontinued operations	(138,418)	(41,319)
Disposals	(564,695)	(163,014)

Balance at December 31, 2010	6,357,258	850,261
Additions(4)	1,074,010	166,371
Properties reclassified to continuing operations(5)	42,228	3,083
Disposals	(229,264)	(85,545)

Balance at December 31, 2011	7,244,232	934,170
Additions(4)	1,041,655	188,220
Loss on asset impairment	(242,497)	(73,865)
Properties reclassified to discontinued operations	(174,562)	(10,521)
Disposals	(39,419)	(30,398)

Balance at December 31, 2012	$7,829,409	$1,007,606

(1)
Includes net unamortized premiums and discounts.

(2)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $8,940,479.

(3)
Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(4)
Includes adjustments to real estate property additions of $4,986, ($333) and $8,387, and adjustments to accumulated depreciation additions of $97, ($73) and $12, related to changes in foreign currency exchange rates during 2012, 2011 and 2010, respectively.

(5)
Includes impairment charges of $10,355.

COMMONWEALTH REIT

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2012

(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Salina, NY	6.00%	4/30/2019	$419 due at maturity.	$419	419	$—
Santa Fe, NM	5.00%	7/1/2017	$1,000 due at maturity.	1,000	1,000	—

				$1,419	$1,419	$—

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at January 1, 2010				$—
New mortgage loans				8,288
Collections of principal				(105)

Balance at December 31, 2010				8,183
Collections of principal				(8,183)

Balance at December 31, 2011				—
New mortgage loans				1,419

Balance at December 31, 2012				$1,419

(1)
Also represents cost for federal income tax purposes.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH REIT
By:	/s/ ADAM D. PORTNOY Adam D. Portnoy President and Managing Trustee Dated: February 25, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM D. PORTNOY Adam D. Portnoy	President and Managing Trustee (principal executive officer)	February 25, 2013
/s/ JOHN C. POPEO John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2013
/s/ WILLIAM A. LAMKIN William A. Lamkin	Independent Trustee	February 25, 2013
/s/ JOSEPH L. MOREA Joseph L. Morea	Independent Trustee	February 25, 2013
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 25, 2013
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	February 25, 2013