Form 10-Q
period 2013-03-31
CommonWealth REIT
filed 2013-05-09
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 8, 2013: 118,304,068.

COMMONWEALTH REIT

FORM 10-Q

March 31, 2013

References in this Quarterly Report on Form 10-Q to the “Company”, “CWH”, “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, including its majority owned consolidated subsidiary, Select Income REIT and its consolidated subsidiaries, or SIR, unless the context indicates otherwise.

SIR is itself a public company having common shares registered under the Securities Exchange Act of 1934, as amended.  For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or the SEC, which are available at the SEC’s website at www.sec.gov.  References in this Quarterly Report on Form 10-Q to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q unless otherwise expressly stated herein.

PART I.      Financial Information

Item 1.         Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$1,548,225	$1,531,416
Buildings and improvements	6,441,544	6,297,993
	7,989,769	7,829,409
Accumulated depreciation	(1,047,697)	(1,007,606)
	6,942,072	6,821,803
Properties held for sale	159,501	171,832
Acquired real estate leases, net	416,763	427,756
Equity investments	11,394	184,711
Cash and cash equivalents	48,692	102,219
Restricted cash	14,723	16,626
Rents receivable, net of allowance for doubtful accounts of $9,962	267,733	253,394
Other assets, net	221,790	211,293
Total assets	$8,082,668	$8,189,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$135,000	$297,000
SIR revolving credit facility	238,000	95,000
Senior unsecured debt, net	2,304,229	2,972,994
Mortgage notes payable, net	980,985	984,827
Liabilities related to properties held for sale	1,994	2,339
Accounts payable and accrued expenses	155,993	194,184
Assumed real estate lease obligations, net	66,576	69,304
Rent collected in advance	34,703	35,700
Security deposits	23,822	23,860
Due to related persons	14,636	12,958
Total liabilities	3,955,938	4,688,166

Shareholders’ equity:
Shareholders’ equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value:
350,000,000 shares authorized; 118,304,068 and 83,804,068 shares issued and outstanding, respectively	1,183	838
Additional paid in capital	4,212,082	3,585,400
Cumulative net income	2,412,567	2,386,900
Cumulative other comprehensive income	2,577	565
Cumulative common distributions	(2,993,520)	(2,972,569)
Cumulative preferred distributions	(540,518)	(529,367)
Total shareholders’ equity attributable to CommonWealth REIT	3,728,032	3,105,428
Noncontrolling interest in consolidated subsidiary	398,698	396,040
Total shareholders’ equity	4,126,730	3,501,468
Total liabilities and shareholders’ equity	$8,082,668	$8,189,634

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Rental income	$275,048	$243,378

Expenses:
Operating expenses	109,659	97,236
Depreciation and amortization	66,523	58,019
General and administrative	17,266	11,536
Acquisition related costs	628	2,502
Total expenses	194,076	169,293

Operating income	80,972	74,085

Interest and other income	458	285
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $629 and $746, respectively)	(52,344)	(49,106)
Loss on early extinguishment of debt	(60,027)	(67)
Equity in earnings of investees	4,262	2,958
Gain on sale of equity investment	66,293	—
Income from continuing operations before income tax expense	39,614	28,155
Income tax expense	(988)	(492)
Income from continuing operations	38,626	27,663
Discontinued operations:
Loss from discontinued operations	(1,912)	(3,089)
Loss on asset impairment from discontinued operations	(3,946)	—
Gain on sale of properties from discontinued operations	1,260	—
Income before gain on sale of properties	34,028	24,574
Gain on sale of properties	1,596	—
Net income	35,624	24,574
Net income attributable to noncontrolling interest in consolidated subsidiary	(9,957)	(894)
Net income attributable to CommonWealth REIT	25,667	23,680
Preferred distributions	(11,151)	(13,823)
Net income available for CommonWealth REIT common shareholders	$14,516	$9,857

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$19,114	$12,946
Loss from discontinued operations	(1,912)	(3,089)
Loss on asset impairment from discontinued operations	(3,946)	—
Gain on sale of properties from discontinued operations	1,260	—
Net income	$14,516	$9,857

Weighted average common shares outstanding — basic and diluted	94,154	83,722

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.20	$0.15
Loss from discontinued operations	$(0.05)	$(0.04)
Net income available for common shareholders	$0.15	$0.12

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$35,624	$24,574

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	1,051	(37)
Foreign currency translation adjustments	973	4,528
Equity in unrealized loss of an investee	(16)	(1)
Total comprehensive income	37,632	29,064

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	(9,953)	(894)

Comprehensive income attributable to CommonWealth REIT	$27,679	$28,170

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,624	$24,574
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	47,349	44,443
Net amortization of debt discounts, premiums and deferred financing fees	629	746
Straight line rental income	(10,962)	(8,092)
Amortization of acquired real estate leases	16,903	14,411
Other amortization	4,800	4,793
Loss on asset impairment	3,946	—
Loss on early extinguishment of debt	60,027	67
Equity in earnings of investees	(4,262)	(2,958)
Gain on sale of equity investment	(66,293)	—
Distributions of earnings from investees	4,111	2,913
Gain on sale of properties	(2,856)	—
Change in assets and liabilities:
Restricted cash	3,100	(782)
Rents receivable and other assets	(21,203)	(23,170)
Accounts payable and accrued expenses	(27,769)	(20,630)
Rent collected in advance	(1,948)	(3,781)
Security deposits	(42)	245
Due to related persons	1,678	2,372
Cash provided by operating activities	42,832	35,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(149,318)	(91,535)
Real estate improvements	(26,964)	(26,430)
Principal payments received from direct financing lease	1,711	1,632
Proceeds from sale of properties, net	2,163	—
Proceeds from sale of equity investment, net	239,576	—
Distributions in excess of earnings from investees	168	1,266
Increase in restricted cash	(1,197)	(8,544)
Cash provided by (used in) investing activities	66,139	(123,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	626,991	180,954
Repurchase and retirement of outstanding debt securities	(728,021)	—
Proceeds from borrowings	921,000	338,500
Payments on borrowings	(942,135)	(369,082)
Deferred financing fees	(1,193)	(5,767)
Distributions to common shareholders	(20,951)	(41,861)
Distributions to preferred shareholders	(11,151)	(13,643)
Distributions to noncontrolling interest in consolidated subsidiary	(7,259)	—
Cash (used in) provided by financing activities	(162,719)	89,101

Effect of exchange rate changes on cash	221	183

(Decrease) increase in cash and cash equivalents	(53,527)	824
Cash and cash equivalents at beginning of period	102,219	192,763
Cash and cash equivalents at end of period	$48,692	$193,587

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$71,368	$66,971
Taxes paid	507	34

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$—	$(147,872)
Investment in real estate mortgage receivable	(7,688)	—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$147,872

See accompanying notes.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT and its subsidiaries, or the Company, CWH, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

On March 12, 2012, our then wholly owned subsidiary, Select Income REIT, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO.  We refer to Select Income REIT and its consolidated subsidiaries as SIR.  SIR intends to be taxable as a real estate investment trust, or REIT, commencing with its taxable year ended December 31, 2012.  As of March 31, 2013, SIR owned substantially all of our commercial and industrial properties located on Oahu, HI as well as 43 office and industrial properties located throughout the mainland United States.  As of March 31, 2013, we owned 22,000,000 SIR common shares, or approximately 56.0% of SIR’s outstanding common shares, and SIR remains one of our consolidated subsidiaries.  See Note 14 for additional information regarding SIR.

Note 2.  Recent Accounting Pronouncements

Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI.  This standard does not change the current requirements for reporting net income or other comprehensive income.  However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail.  This standard was effective prospectively for interim and annual reporting periods beginning after December 15, 2012.  The implementation of this update did not cause any material changes to the presentation of our condensed consolidated financial statements.

Note 3.  Real Estate Properties

Completed Acquisitions:

During the three months ended March 31, 2013, we acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158,320, excluding closing costs.  We allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities.  Details of these completed acquisitions are as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

								Acquired
		Number					Acquired	Real Estate
		of	Square	Purchase		Buildings and	Real Estate	Lease
Date	Location	Properties	Feet	Price(1)	Land	Improvements	Leases	Obligations

SIR Acquisitions through March 31, 2013:
January 2013	Addison, TX(2)(3)	2	553,799	$105,000	$10,125	$94,875	$—	$—
February 2013	Provo, UT(2)	2	125,225	34,720	3,400	25,938	5,382	—
March 2013	San Antonio, TX(2)	1	99,986	18,600	3,197	12,175	3,507	(279)
		5	779,010	$158,320	$16,722	$132,988	$8,889	$(279)

(1)             Purchase price excludes closing costs.

(2)             The allocation of purchase price is based on preliminary estimates and may change upon completion of (i) third party appraisals and (ii) our analysis of acquired in place leases and building valuations.

(3)             This property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction.  SIR accounted for this transaction as an acquisition of assets.  SIR recognized acquisition costs of $188, which SIR capitalized as part of the transaction.

In addition, during the three months ended March 31, 2013, we also made improvements totaling $18,130 to our properties.

Property Sales:

In January 2013, we sold 18 suburban office and industrial properties with a combined 1,060,026 square feet for $10,250, excluding closing costs.  In connection with the sale of these properties, we provided mortgage financing to the buyer, an unrelated third party, totaling $7,688 at 6.0% per annum and recognized a gain on sale of $1,260.  As a result of an eminent domain taking in March 2013, we sold a land parcel adjacent to one of our central business district, or CBD, office buildings located in Boston, MA for $1,806, excluding closing costs, and recognized a gain on sale of $1,596.  In April 2013, we sold an industrial property with 618,000 square feet for a total of $830, excluding closing costs.  In addition, as of May 8, 2013, we have five properties with a combined 1,222,642 square feet under agreement to sell for a total of $39,475, excluding closing costs.  We expect to complete the sale of these five properties during 2013; however, no assurance can be given that these properties will be sold in that time period or at all.

As of March 31, 2013, we had 35 office properties and 41 industrial properties with a combined 5,613,825 square feet held for sale.  As of December 31, 2012, we had 37 office properties and 57 industrial properties with a combined 6,673,851 square feet held for sale.  We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards CodificationTM, or the Codification, as held for sale in our condensed consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met.  Summarized balance sheet information for all properties classified as held for sale and income statement information for properties held for sale or sold is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Balance Sheets:

	March 31, 2013	December 31, 2012
Real estate properties	$152,940	$164,041
Acquired real estate leases	453	453
Rents receivable	2,624	2,791
Other assets, net	3,484	4,547
Properties held for sale	$159,501	$171,832

Assumed real estate lease obligations	$21	$21
Rent collected in advance	598	854
Security deposits	1,375	1,464
Liabilities related to properties held for sale	$1,994	$2,339

Statements of Operations:

	Three Months Ended March 31,
	2013	2012
Rental income	$4,807	$7,868
Operating expenses	(6,035)	(6,854)
Depreciation and amortization	—	(3,332)
General and administrative	(684)	(774)
Operating loss	(1,912)	(3,092)

Interest and other income	—	3
Loss from discontinued operations	$(1,912)	$(3,089)

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

	March 31,	December 31,
	2013	2012
Total minimum lease payments receivable	$29,060	$31,084
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(8,989)	(9,302)
Net investment in direct financing lease	$25,022	$26,733

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at March 31, 2013 and December 31, 2012.  Our direct financing lease has an expiration date in 2045.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 5.  Equity Investments

At March 31, 2013 and December 31, 2012, we had the following equity investments in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC (including 100% attribution of SIR’s 12.5% equity ownership interest in AIC):

	Ownership Percentage		Equity Investments		Equity in Earnings
					Three Months Ended
	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2013	2012	2013	2012
GOV	—%	18.2%	$—	$173,452	$4,111	$2,913
AIC	25.0%	25.0%	11,394	11,259	151	45
			$11,394	$184,711	$4,262	$2,958

On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250,740 ($239,576 after deducting underwriters’ discounts and commissions and estimated expenses).  We recognized a gain on this sale of an equity investment of $66,293 as a result of the per share sales price of this transaction being above our per share carrying value.  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering in June 2009 when it became a separate public entity.

During the three months ended March 31, 2013 and 2012, we received cash distributions from GOV totaling $4,279 and $4,179, respectively.

The following summarized financial data of GOV is as reported in GOV’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, or the GOV Quarterly Report.  References in our financial statements to the GOV Quarterly Report are included as references to the source of the data only, and the information in the GOV Quarterly Report is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheet:

December 31,
2012
Real estate properties, net	$1,357,986
Acquired real estate leases, net	144,484
Cash and cash equivalents	5,255
Rents receivable, net	29,099
Other assets, net	25,310
Total assets	$1,562,134

Unsecured revolving credit facility	$49,500
Unsecured term loan	350,000
Mortgage notes payable	93,127
Assumed real estate lease obligations, net	19,129
Other liabilities	22,927
Shareholders’ equity	1,027,451
Total liabilities and shareholders’ equity	$1,562,134

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2013	2012
Rental income	$57,678	$49,997
Operating expenses	(20,068)	(17,977)
Depreciation and amortization	(13,696)	(11,910)
Acquisition related costs	(34)	(49)
General and administrative	(3,249)	(3,002)
Operating income	20,631	17,059

Interest and other income	11	8
Interest expense	(4,147)	(4,023)
Equity in earnings of an investee	76	45
Income before income tax expense	16,571	13,089
Income tax expense	(43)	(45)
Income from continuing operations	16,528	13,044
Discontinued operations:
Income from discontinued operations	30	15
Net gain on sale of properties from discontinued operations	8,168	—
Net income	$24,726	$13,059

Weighted average common shares outstanding	54,645	47,052

Per common share:
Income from continuing operations	$0.30	$0.28
Income from discontinued operations	$0.15	$—
Net income	$0.45	$0.28

As of March 31, 2013, we and SIR have invested a total of $10,544 in AIC, an insurance company owned in equal proportion by Reit Management & Research LLC, our business and property manager, or RMR, us (excluding SIR’s AIC interest), SIR and five other companies to which RMR provides management services, including GOV.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we and SIR are not obligated to do so.  At March 31, 2013, we (without SIR) and SIR each owned 12.5% of AIC with a combined carrying value of $11,394.  We and SIR use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR’s trustees are also directors of AIC.  Under the equity method, we record our and SIR’s percentage share of net earnings from AIC in our condensed consolidated statements of operations.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 14 for additional information about our and SIR’s investment in AIC.

Note 6.  Real Estate Mortgages Receivable

We provided mortgage financing totaling $7,688 at 6.0% per annum in connection with 18 office and industrial properties sold in January 2013.  This real estate mortgage requires monthly interest payments and matures on January 24, 2023.  As of March 31, 2013 and December 31, 2012, we had real estate mortgages receivable with an aggregate carrying value of $9,107 and $1,419, respectively, included in other assets in our condensed consolidated balance sheets.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 7.  Shareholders’ Equity

The following is a reconciliation of changes in shareholders’ equity for the three months ended March 31, 2013:

	Shareholders’	Shareholders’
	Equity	Equity
	Attributable to	Attributable to	Total
	CommonWealth	Noncontrolling	Shareholders’
	REIT	Interest	Equity
Balance at December 31, 2012	$3,105,428	$396,040	$3,501,468
Net income	25,667	9,957	35,624

Other comprehensive income (loss):
Unrealized gain on derivative instruments	1,051	—	1,051
Foreign currency translation adjustments	973	—	973
Equity in unrealized loss of an investee	(12)	(4)	(16)
Total comprehensive income	27,679	9,953	37,632

Issuance of common shares, net	627,027	(36)	626,991
Distributions	(32,102)	(7,259)	(39,361)
Balance at March 31, 2013	$3,728,032	$398,698	$4,126,730

In the remainder of this Note 7, references to we, us, our or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

CWH Common Share Issuance:

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering for $19.00 per common share, raising gross proceeds of $655,500 ($627,074 after deducting underwriters’ discounts and commissions and estimated expenses).  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer discussed in Note 9.

CWH Common and Preferred Share Distributions:

On February 15, 2013, we paid a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, both of which were paid to shareholders of record as of February 1, 2013.

On February 21, 2013, we paid a quarterly distribution on our common shares of $0.25 per share, or $20,951, to shareholders of record on January 22, 2013.

In April 2013, we declared a distribution of $0.25 per common share, or approximately $29,600, to be paid on or about May 22, 2013 to shareholders of record on April 23, 2013.  We also announced in April 2013 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, both of which we expect to pay on or about May 15, 2013 to our preferred shareholders of record as of May 1, 2013.  Our revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

SIR Common Share Distributions:

On February 19, 2013, SIR paid a quarterly distribution on its common shares of $0.42 per share, or $16,499, to SIR’s shareholders of record on January 22, 2013.

In April 2013, SIR declared a distribution on its common shares of $0.44 per share, or approximately $17,300, to be paid on or about May 20, 2013 to SIR’s shareholders of record on April 23, 2013.  SIR’s revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts SIR’s ability to make distributions under certain circumstances.

Note 8.  Cumulative Other Comprehensive Income

The following table presents a roll forward of amounts recognized in cumulative other comprehensive income (loss) by component for the three months ended March 31, 2013:

	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balance as of December 31, 2012	$(16,624)	$17,071	$118	$565

Other comprehensive (loss) income before reclassifications	(185)	973	1	789
Amounts reclassified from cumulative other comprehensive income (loss) to net income	1,236	—	(13)	1,223
Net current period other comprehensive income (loss)	1,051	973	(12)	2,012

Balance as of March 31, 2013	$(15,573)	$18,044	$106	$2,577

The following table presents reclassifications out of cumulative other comprehensive income (loss) for the three months ended March 31, 2013:

	Amounts Reclassifed from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net Income	Statement of Operations

Interest rate swap contracts	$1,236	Interest expense

Unrealized gains and losses on available for sale securities	(13)	Equity in earnings of investees
	$1,223

Note 9.  Indebtedness

In this Note 9, references to we, us, our or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

CWH Prepayments:

In March 2013, we purchased a total of $670,295 of the outstanding principal amount of the following senior notes for $726,151, excluding transaction costs, pursuant to a tender offer:

Senior Note	Principal	Purchase Price
5.75% Senior Notes due February 15, 2014	$145,612	$148,746
6.40% Senior Notes due February 15, 2015	152,560	164,140
5.75% Senior Notes due November 1, 2015	111,227	121,047
6.25% Senior Notes due August 15, 2016	260,896	292,218
	$670,295	$726,151

In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60,027, which includes the write off of unamortized discounts and deferred financing fees and estimated expenses.

CWH Unsecured Revolving Credit Facility and Unsecured Term Loan:

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of March 31, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% and 1.5% for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, we had $135,000 outstanding and $615,000 available under our revolving credit facility.

We also have a $500,000 unsecured term loan that matures in December 2016 and is prepayable without penalty at any time.  Our term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances.  Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of March 31, 2013.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2013, the interest rate for the amount outstanding under our term loan was 2.1%, and the weighted average interest rate for the amount outstanding under our term loan was 2.1% and 1.8% for the three months ended March 31, 2013 and 2012, respectively.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management or property management agreements with RMR.

SIR Unsecured Revolving Credit Facility and Unsecured Term Loan:

SIR has a $750,000 revolving credit facility that is available to SIR for general business purposes, including acquisitions.  The maturity date of the SIR revolving credit facility is March 11, 2016 and, subject to the payment by SIR of an extension fee and SIR meeting certain other conditions, includes an option for SIR to extend the stated maturity date of the SIR revolving credit facility by one year to March 11, 2017.  In February 2013, SIR increased the available borrowing amount under the SIR revolving credit facility from $500,000 to $750,000.  Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of March 31, 2013.  SIR also pays a facility fee of 30 basis points per annum on the total amount of lending commitments under the SIR revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR’s leverage or credit ratings.  As of March 31, 2013, the interest rate payable on borrowings under the SIR revolving credit facility was 1.5%, and the weighted average interest rate for borrowings under the SIR revolving credit facility was 1.5% for the three months ended March 31, 2013 and 1.5% for the period from March 12, 2012 to March 31, 2012.  As of March 31, 2013, SIR had $238,000 outstanding and $512,000 available under the SIR revolving credit facility.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

SIR also has a $350,000 unsecured term loan.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.  The SIR term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of March 31, 2013.  The interest rate premium is subject to adjustment based upon changes to SIR’s leverage or credit ratings.  As of March 31, 2013, the interest rate for the amount outstanding under the SIR term loan was 1.8%, and the weighted average interest rate for the amount outstanding under the SIR term loan was 1.8% for the three months ended March 31, 2013.

The SIR revolving credit facility agreement and the SIR term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of SIR and the termination of SIR’s business management or property management agreements with RMR.

Credit Facility and Term Loan Debt Covenants:

Our public debt indentures and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  The SIR revolving credit facility agreement and the SIR term loan agreement also contain a number of financial and other covenants, including covenants that restrict SIR’s ability to incur indebtedness or to make distributions under certain circumstances and require SIR to maintain financial ratios and a minimum net worth.  At March 31, 2013, we believe we and SIR, as applicable, were in compliance with all of our respective covenants under our public debt indentures, our revolving credit facility, our term loan, SIR’s revolving credit facility and SIR’s term loan agreements.

Mortgage Debt:

At March 31, 2013, 25 of our and SIR’s properties costing $1,329,835 with an aggregate net book value of $1,188,911 were secured by mortgage notes totaling $980,985 (including net premiums and discounts) maturing from 2014 through 2026.

Note 10.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  Our provision for income taxes for the three months ended March 31, 2013 and 2012 consists of the following:

	Three Months Ended March 31,
	2013	2012
Current:
State	$163	$142
Foreign	863	—
	1,026	142

Deferred:
Foreign	(38)	350
	(38)	350

Income tax provision	$988	$492

At March 31, 2013 and December 31, 2012, we had deferred tax assets of $2,266 and $2,329, respectively, of which $2,136 and $2,181, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

properties in Australia.  At March 31, 2013 and December 31, 2012, we had deferred tax liabilities of $3,547 and $3,643, respectively.  Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $600 and $598 as of March 31, 2013 and December 31, 2012, respectively.

Note 11.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2013, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate contracts(1)	$(15,573)	$—	$(15,573)	$—

Non-Recurring Fair Value Measurements:
Properties held for sale(2)	$25,750	$—	$—	$25,750

(1)             The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)             As of March 31, 2013, we recorded a loss on asset impairment of $3,675 for six properties in our Suburban Office segment and $271 for one property in our Industrial & Other segment to reduce the aggregate carrying value of these properties from $29,696 to their estimated fair value less costs to sell of $25,750.  All seven properties were classified as held for sale as of March 31, 2013 and December 31, 2012.  We used updated broker information, including recent purchase offers, for all seven properties (level 3 inputs) in determining the fair value of these properties.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at March 31, 2013 were as follows:

Description	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Range
Properties held for sale for which we recognized impairment losses	$25,750	Purchase Offers	N/A	N/A

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk currently managed by using our derivative instruments is a part of our interest rate risk.  Although we have not done so as of March 31, 2013 and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

interest rate risk exposure on $174,476 of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $1,051 and decreased by $37 during the three months ended March 31, 2013 and 2012, respectively, based primarily on changes in market interest rates.  As of March 31, 2013 and December 31, 2012, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our condensed consolidated balance sheets totaled ($15,573) and ($16,624), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.  The table below presents the effects of our interest rate derivatives in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(16,624)	$(15,796)
Amount of loss recognized in cumulative other comprehensive income	(185)	(1,249)
Amount of loss reclassified from cumulative other comprehensive income into interest expense	1,236	1,212
Unrealized gain (loss) on derivative instruments	1,051	(37)
Balance at end of period	$(15,573)	$(15,833)

Over the next 12 months, we estimate that approximately $4,869 will be reclassified from cumulative other comprehensive income as an increase to interest expense.

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facilities, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At March 31, 2013 and December 31, 2012, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,260,738	$2,453,766	$2,932,951	$3,181,522

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2013, no single tenant of ours is responsible for more than 2% of our total annualized rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Earnings Per Common Share

As of March 31, 2013, we had 15,180,000 shares of series D cumulative convertible preferred stock that were convertible into 7,298,165 of our common shares.  The effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

Note 13.  Segment Information

Our primary business is the ownership and operation of a nationwide portfolio of commercial properties.  We account for each of our individual properties as separate operating segments.  We have aggregated our separate operating segments into three reportable segments based on our primary method of internal reporting: CBD office properties, suburban office properties and industrial & other properties.  Each of our reportable segments includes properties with similar operating and economic characteristics that are subject to unique supply and demand conditions.  Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures, and our management responsibilities do not vary significantly from location to location based on the size of the property or geographic location within each primary reporting segment.  In addition to our three reportable segments, we aggregate our operating segments into geographic regions for financial reporting purposes.  We define these individual geographic regions as those which currently, or during either of the last two quarters, represent or generate 5% or more of our total square feet, annualized rental income or property net operating income, or NOI, which we define as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.

As of March 31, 2013, we owned 54 CBD office properties, 246 suburban office properties and 145 industrial & other properties, excluding properties classified as held for sale.  Our geographic regions include Oahu, HI, Metro Chicago, IL, Metro Philadelphia, PA, and Other Markets, which includes properties located elsewhere throughout the United States and Australia.  Prior periods have been restated to reflect 40 office properties and 57 industrial properties reclassified to discontinued operations from continuing operations as of December 31, 2012 and three properties reclassified from our Suburban Office segment to our CBD Office segment as of March 31, 2013.

Property level information by geographic region and property type as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	As of March 31, 2013				As of March 31, 2012
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property square feet
(in thousands):
Oahu, HI	—	—	17,894	17,894	—	—	17,876	17,876
Metro Chicago, IL	3,601	1,164	103	4,868	3,591	1,164	104	4,859
Metro Philadelphia, PA	4,597	255	—	4,852	4,590	256	—	4,846
Other Markets	13,850	18,926	12,300	45,076	12,136	16,702	10,733	39,571
Totals	22,048	20,345	30,297	72,690	20,317	18,122	28,713	67,152

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Oahu, HI	$—	$—	$21,211	$21,211	$—	$—	$19,895	$19,895
Metro Chicago, IL	25,149	6,591	111	31,851	24,575	5,863	111	30,549
Metro Philadelphia, PA	29,131	875	—	30,006	29,300	844	—	30,144
Other Markets	88,471	79,667	23,842	191,980	74,264	68,436	20,090	162,790
Totals	$142,751	$87,133	$45,164	$275,048	$128,139	$75,143	$40,096	$243,378

Property NOI:
Oahu, HI	$—	$—	$16,737	$16,737	$—	$—	$15,514	$15,514
Metro Chicago, IL	12,269	3,670	102	16,041	12,378	2,963	104	15,445
Metro Philadelphia, PA	15,796	205	—	16,001	15,584	203	—	15,787
Other Markets	50,628	48,029	17,953	116,610	44,013	40,973	14,410	99,396
Totals	$78,693	$51,904	$34,792	$165,389	$71,975	$44,139	$30,028	$146,142

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Rental income	$275,048	$243,378
Operating expenses	(109,659)	(97,236)
Property net operating income (NOI)	$165,389	$146,142

Property NOI	$165,389	$146,142
Depreciation and amortization	(66,523)	(58,019)
General and administrative	(17,266)	(11,536)
Acquisition related costs	(628)	(2,502)
Operating income	80,972	74,085

Interest and other income	458	285
Interest expense	(52,344)	(49,106)
Loss on early extinguishment of debt	(60,027)	(67)
Equity in earnings of investees	4,262	2,958
Gain on sale of equity investment	66,293	—
Income from continuing operations before income tax expense	39,614	28,155
Income tax expense	(988)	(492)
Income from continuing operations	38,626	27,663
Loss from discontinued operations	(1,912)	(3,089)
Loss on asset impairment from discontinued operations	(3,946)	—
Gain on sale of properties from discontinued operations	1,260	—
Income before gain on sale of properties	34,028	24,574
Gain on sale of properties	1,596	—
Net income	$35,624	$24,574

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

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include GOV and SIR.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  GOV’s and SIR’s executive officers are officers of RMR.  A majority of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR and the business management agreement between SIR and RMR, the business management fees we and SIR recognized on a consolidated basis were $11,905 and $10,383 for the three months ended March 31, 2013 and 2012, respectively.  Excluding fees recognized by SIR, the business management fees we recognized were $9,738 and $10,136 for the three months ended March 31, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses and loss from discontinued operations, as appropriate, in our condensed consolidated financial statements.

In connection with our property management agreement with RMR and the property management agreement between SIR and RMR, the aggregate property management and construction supervision fees we and SIR recognized on a consolidated basis were $8,376 and $7,924 for the three months ended March 31, 2013 and 2012, respectively.  Excluding fees recognized by SIR, the property management fees we recognized were $7,118 and $7,766 for the three months ended March 31, 2013 and 2012, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

MacarthurCook Fund Management Limited, or MacarthurCook, previously provided us with business and property management services with respect to our investments in Australia.  Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours, or CWHAT.  The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our Managing Trustees and it has been granted an Australian financial services license by the Australian Securities & Investments Commission.  The Australia Management Agreement provides for fees payable to RMR Australia for business management and real estate investment services at an annual rate equal to 0.5% of the average historical cost, including the cost of capital improvements, of CWHAT’s real estate investments, as described in the Australia Management Agreement.  The Australia Management Agreement also provides for additional compensation to RMR Australia for property management services at an annual rate equal to 50% of the difference between 3.0% of collected gross rents, including reimbursed operating expenses and taxes, and the aggregate of all amounts paid or payable by or on behalf of CWHAT to third party property managers. Additionally, the Australia Management Agreement provides for further compensation to RMR Australia for construction supervision services at an annual rate equal to 50% of the difference between 5.0% of constructions costs and any amounts paid to third parties for construction management and/or supervision.  Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement.  Pursuant to the Australia Management Agreement, the business and property management fees we recognized during the first quarter of 2013 totaled $264 and $56, respectively.  The Australia Management Agreement was approved by our Compensation Committee, which is composed solely of Independent Trustees.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

GOV was formerly our 100% owned subsidiary.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of GOV, and our President, Mr. Adam Portnoy, was the President of GOV from its formation in 2009 until January 2011.  RMR provides management services to both us and GOV.

In 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of ours.  In connection with this offering, we and GOV entered into a transaction agreement that governs our separation from and relationship with GOV.  Pursuant to this transaction agreement, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant.  This right of first refusal applies in the event of an indirect sale of any such properties as a result of a change of control of us.

Until March 15, 2013, we were GOV’s largest shareholder.  On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds of $239,576 (after deducting underwriters’ discounts and commissions and estimated expenses).  In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares.  In addition, under the registration agreement, GOV agreed to indemnify CWH, our officers, Trustees and controlling persons, and we agreed to indemnify GOV and GOV’s officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended; and we and GOV agreed to reimburse payments that the other may make in respect of those liabilities.

SIR was formerly our 100% owned subsidiary.  We are SIR’s largest shareholder and SIR continues to be one of our consolidated subsidiaries.  As of March 31, 2013, we owned 22,000,000 common shares of SIR, which represented approximately 56.0% of SIR’s outstanding common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of SIR.  In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.  RMR provides management services to both us and SIR.

On March 12, 2012, SIR completed an initial public offering pursuant to which it issued 9,200,000 of its common shares for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,814.  SIR applied those net proceeds, along with proceeds from drawings under SIR’s revolving credit facility, to repay in full a $400,000 demand promissory note that we received from SIR on February 16, 2012.  SIR issued the $400,000 demand promissory note, along with 22,000,000 SIR common shares, in exchange for our transfer to SIR of 251 properties (approximately 21,400,000 rentable square feet).  SIR also reimbursed us for costs that we incurred in connection with SIR’s organization and preparation for its initial public offering.

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

On March 25, 2013, we entered into a registration agreement with SIR, and pursuant to the registration agreement, SIR filed a Registration Statement on Form S-11 for a possible public offering, or an Offering, by us of up to all of the 22,000,000 common shares of SIR that we own.  Under the registration agreement, SIR agreed to, among other things, file a registration statement with respect to an Offering of up to all of the 22,000,000 common shares of SIR that we own, and we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an Offering.  SIR’s obligation to register the shares for resale in an Offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement.  SIR agreed to indemnify us, our officers, Trustees and controlling persons, and we agreed to indemnify SIR and SIR’s officers, trustees and controlling persons, against certain liabilities in connection with an Offering, including liabilities under the Securities Act of 1933, as amended; and we and SIR agreed to reimburse payments that the other may make in respect of those liabilities.  We have not made a decision to sell these shares at this time.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

We (excluding SIR), RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

As of March 31, 2013, we and SIR collectively have invested $10,544 in AIC since AIC’s formation in November 2008.  SIR became a shareholder of AIC during the quarter ended June 30, 2012.  We and SIR each use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR’s trustees are also directors of AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term, and we and SIR collectively paid premiums, including taxes and fees, of $6,560 in connection with that renewal, which amount may be adjusted from time to time as we or SIR acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 15.  Other Matters

On February 26, 2013, Corvex Management LP, Related Fund Management, LLC and certain of their affiliates, or Corvex/Related, publicly disclosed their recent accumulation of the Company’s common shares. Corvex/Related have since  undertaken a series of actions in an effort to influence and control us, including publishing “open” letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the common shares of the Company, and commencing a consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related’s most recent purported offer to acquire the Company was made by letter dated March 28, 2013.  In this letter, Corvex/Related made a conditional purported offer to purchase all of the Company’s common shares for $24.50 per share, without disclosing any specific financing plan, and presented the Company with three options:  accept Corvex/Related’s offer to acquire the Company, sell the Company to a higher bidder, or face a consent solicitation to remove the entire Board of Trustees of the Company without cause.  On April 15, 2013, we announced that, after considering the information provided by Corvex/Related, our Board of Trustees unanimously determined not to pursue discussions with Corvex/Related about their conditional, not fully financed, offer.  We also announced on that date that, after carefully considering alternatives, and with the advice and assistance of financial and legal advisors, our Board of Trustees unanimously determined that the interests of the Company and our shareholders would be best served by continued implementation of our current business plan to (i) concentrate investments in CBD office properties, (ii) divest non-core properties and other assets, and (iii) reduce debt, and not to pursue a sale of the Company at the time.

On April 10, 2013, Corvex/Related filed a definitive consent solicitation statement for their proposal to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related have publicly stated that they believe the record date for this consent solicitation is April 22, 2013 and are soliciting consents from our shareholders assuming an April 22, 2013 record date.  Our Board of Trustees believes that the Corvex/Related consent solicitation is invalid because, among other things, Corvex/Related have not demonstrated that they are eligible to request a record date for the consent solicitation in accordance with our bylaws and because our Trustees may be removed only for cause as a result of our Board of Trustees’s election to be subject to Section 3-803 of the Maryland Unsolicited Takeovers Act.  Moreover, under the Company’s declaration of trust and bylaws, the power to set a record date for the consent solicitation rests with the Company’s Board of Trustees and our Board of Trustees has not set such a record date.  Corvex/Related have commenced litigation, as described below in Part II, Item 1. “Legal Proceedings” of this Quarterly Report, challenging certain provisions of our bylaws, and we expect Corvex/Related may bring a legal challenge to our position that our Trustees may be removed only for cause.  To date, no court or arbitration panel has ruled that Corvex/Related are eligible to request a record date for their consent solicitation.  Accordingly, the Company has requested that shareholders who receive consent materials from Corvex/Related take no action at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law.  The majority of the properties owned by us (excluding SIR), or our wholly owned properties, are office buildings in CBD and suburban locations throughout the United States.  Our wholly owned property portfolio also includes 8.8 million square feet of industrial and other space as well as 1.8 million square feet of office and industrial buildings located in Australia.  Our consolidated subsidiary, SIR, owns 25.4 million square feet of primarily net leased, single tenant office and industrial properties, including 17.8 million square feet of primarily leasable industrial and commercial lands located in Oahu, HI.

SIR was formerly our 100% owned subsidiary.  In March 2012, SIR completed its initial public offering and became a publicly held company with shares listed on the New York Stock Exchange, or NYSE.  We are SIR’s largest shareholder and, as of March 31, 2013, we owned 22,000,000 common shares of SIR, which represented approximately 56.0% of SIR’s outstanding common shares.  SIR has filed a registration statement, and has agreed to register, with the SEC, up to all of our SIR shares for resale.  See Note 14 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information regarding our agreement with SIR regarding this registration and possible resale of the SIR shares.

GOV was formerly our 100% owned subsidiary.  In June 2009, GOV completed its initial public offering and became a publicly held company with shares listed on the NYSE.  We used the equity method to account for our ownership of GOV.  On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for net proceeds of $239.6 million.  We recognized a gain on the sale of this equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.

On February 26, 2013, Corvex/Related publicly disclosed their recent accumulation of the Company’s common shares. Corvex/Related have since undertaken a series of actions in an effort to influence and control us, including publishing “open” letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the common shares of the Company, and commencing a consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related’s most recent purported offer to acquire the Company was made by letter dated March 28, 2013.  In this letter, Corvex/Related made a conditional purported offer to purchase all of the Company’s common shares for $24.50 per share, without disclosing any specific financing plan, and presented the Company with three options:  accept Corvex/Related’s offer to acquire the Company, sell the Company to a higher bidder or face a consent solicitation to remove the entire Board of Trustees of the Company without cause.  On April 15, 2013, we announced that, after considering the information provided by Corvex/Related, our Board of Trustees unanimously determined not to pursue discussions with Corvex/Related about their conditional, not fully financed, offer.  We also announced on that date that, after carefully considering alternatives, and with the advice and assistance of financial and legal advisors, our Board of Trustees unanimously determined that the interests of the Company and our shareholders would be best served by continued implementation of our current business plan to (i) concentrate investments in CBD office properties, (ii) divest non-core properties and other assets, and (iii) reduce debt, and not to pursue a sale of the Company at the time.

On April 10, 2013, Corvex/Related filed a definitive consent solicitation statement for their proposal to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related have publicly stated that they believe the record date for this consent solicitation is April 22, 2013 and are soliciting consents from our shareholders assuming an April 22, 2013 record date.  Our Board of Trustees believes that the Corvex/Related consent solicitation is invalid because, among other things, Corvex/Related have not demonstrated that they are eligible to request a record date for the consent solicitation in accordance with our bylaws and because our Trustees may be removed only for cause as a result of our Board of Trustees’s election to be subject to Section 3-803 of the Maryland Unsolicited Takeovers Act.  Moreover, under the Company’s declaration of trust and bylaws, the power to set a record date for the consent solicitation rests with the Company’s Board of Trustees and our Board of Trustees has not set such a record date.  Corvex/Related have commenced litigation, as described below in Part II, Item 1. “Legal Proceedings” of this Quarterly Report, challenging certain provisions of our bylaws, and we expect Corvex/Related may bring a legal challenge to our position that our Trustees may be removed only for cause.  To date, no court or arbitration panel has ruled that Corvex/Related are eligible to request a record date for their consent solicitation.  Accordingly, the Company has requested that shareholders who receive consent materials from Corvex/Related take no action at this time.

References to our properties in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include our consolidated properties, including SIR’s properties, unless the context otherwise provides.

Property Operations

As of March 31, 2013, 90.0% of our total square feet was leased, compared to 90.1% leased as of March 31, 2012.  These results reflect a 0.5% decrease in occupancy at properties we owned continuously since January 1, 2012, offset by occupancy at properties acquired since January 1, 2012.  Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2013	2012 (3)	2013	2012
Total consolidated properties	445	421	418	418
Total square feet	72,690	67,152	65,242	65,242
Percent leased(4)	90.0%	90.1%	89.4%	89.9%

(1)       Excludes properties classified in discontinued operations.

(2)       Based on properties we owned continuously since January 1, 2012 and excludes properties classified in discontinued operations.

(3)       Excludes 94 properties with a total of approximately 6,674 square feet which were reclassified to discontinued operations from continuing operations as of December 31, 2012.

(4)       Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

As of March 31, 2013, we had 35 office properties and 41 industrial properties with a combined 5,613,825 square feet classified as held for sale.  Results of operations for properties sold or held for sale as of March 31, 2013 are included in discontinued operations in our condensed consolidated statements of operations.  These properties and their operating results are excluded from the data in the preceding paragraph and, except as noted, from the balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The average effective rental rate per square foot, as defined below, for our properties for the three months ended March 31, 2013 and 2012 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended March 31,
	2013	2012
CBD office buildings	$30.25	$30.59
Suburban office buildings	$20.49	$20.10
Industrial properties (including Hawaii land leases)	$6.32	$5.93
Consolidated portfolio	$17.06	$16.57

(1)       Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified.  Data presented excludes properties classified in discontinued operations.

During the three months ended March 31, 2013, we renewed leases for 1,175,000 square feet and entered into new leases for 511,000 square feet, at weighted average cash rental rates that were approximately 1.2% below rents previously charged for the same space.  The weighted average lease term based on square feet for leases entered into during 2013 was 5.9 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during 2013 totaled $20.0 million, or $11.86 per square foot on average (approximately $2.01 per square foot per year of the lease term).

During the past twelve months, leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  Required tenant concessions, including tenant improvements, leasing brokerage commissions, tenant reimbursements and free rent, have increased in certain markets since 2008, and may continue to increase there or in other markets, depending on market and competitive conditions.  Tenant concessions are generally amortized during the terms of the affected leases.  We believe that the stubbornly high unemployment rate and weak leasing market conditions in the United States may result in stable, or even decreases in, occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through 2013.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rental income or financial results for future periods.

We review all of our long lived assets for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred.  As of March 31, 2013, we determined the carrying value of seven properties that were classified as held for sale on that date exceeded their estimated fair value based on purchase offers, resulting in impairment charges aggregating $3.9 million.

As of March 31, 2013, approximately 6.9% of our consolidated leased square feet and 7.0% of our consolidated annualized rental income, determined as set forth below, are included in leases scheduled to expire through December 31, 2013. Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated. Lease expirations by year, as of March 31, 2013, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Income	Income	Income
Year	Expiring	Expiring(1)	Expiring	Expiring	Expiring(2)	Expiring	Expiring
2013	410	4,542	6.9%	6.9%	$73,086	7.0%	7.0%
2014	317	3,484	5.3%	12.2%	61,255	5.9%	12.9%
2015	355	4,795	7.3%	19.5%	99,422	9.6%	22.5%
2016	325	6,899	10.6%	30.1%	108,822	10.5%	33.0%
2017	282	4,563	7.0%	37.1%	101,953	9.8%	42.8%
2018	174	5,476	8.4%	45.5%	95,966	9.2%	52.0%
2019	90	5,181	7.9%	53.4%	69,157	6.6%	58.6%
2020	79	3,881	5.9%	59.3%	88,005	8.4%	67.0%
2021	50	2,480	3.8%	63.1%	44,731	4.3%	71.3%
2022	108	4,512	6.9%	70.0%	57,981	5.6%	76.9%
Thereafter	163	19,595	30.0%	100.0%	240,316	23.1%	100.0%
Total	2,353	65,408	100.0%		$1,040,694	100.0%

Weighted average remaining lease term (in years):		8.1			6.7

(1)             Square feet is pursuant to existing leases as of March 31, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)             Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2013, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of March 31, 2013, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

				% of
				Annualized
		Square	% of Total	Rental
Tenant		Feet(1)	Square Feet(1)	Income(2)	Expiration
1.	Telstra Corporation Limited	311	0.5%	1.9%	2020
2.	Bank of America N.A.	738	1.1%	1.9%	2013 to 2026
3.	Office Depot, Inc.	651	1.0%	1.7%	2016 and 2023
4.	Expedia, Inc.	365	0.6%	1.5%	2018
5.	PNC Financial Services Group	587	0.9%	1.4%	2017 to 2021
6.	John Wiley & Sons, Inc.	342	0.5%	1.4%	2017
7.	Wells Fargo Bank	558	0.9%	1.4%	2013 to 2022
8.	GlaxoSmithKline plc	608	0.9%	1.3%	2013
9.	U.S. Government	541	0.8%	1.2%	2013 to 2032
10.	J.P. Morgan Chase & Co.	412	0.6%	1.1%	2014 to 2025
11.	The Bank of New York Mellon Corp.	395	0.6%	1.1%	2015 to 2021
12.	Flextronics International Ltd.	1,051	1.6%	1.0%	2019
13.	Royal Dutch Shell plc	631	1.0%	1.0%	2016
	Total	7,190	11.0%	17.9%

(1)             Square feet is pursuant to existing leases as of March 31, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)             Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2013, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

Investment and Disposition Activities

During the three months ended March 31, 2013, we (excluding SIR) sold two suburban office properties and 16 industrial properties with a combined 1,060,026 square feet for an aggregate sales price of $10.3 million, excluding closing costs, which properties were classified as held for sale at March 31, 2013.  As a result of an eminent domain taking, we also sold a land parcel adjacent to one of our CBD office buildings located in Boston, MA for $1.8 million, excluding closing costs.  In addition, we (excluding SIR) continue to market for sale some of our other wholly owned suburban office and industrial properties which are currently not achieving occupancy or rents we consider acceptable and where we have concluded that improvement may be extensively delayed or financially expensive to achieve.  In April 2013, we sold one of these properties with 618,000 square feet for a total of $830,000, excluding closing costs.  As of May 8, 2013, we have five of these properties with a combined 1,222,642 square feet under agreement to sell for a total of $39.5 million, excluding closing costs.  We expect to complete the sale of these five properties during 2013; however, there is no assurance that these properties will be sold in that time period or at all.  We occasionally also consider selling properties which are performing to our desired expectations if such sales meet our strategic objective of becoming a CBD focused office REIT and if such sales can be achieved for valuations which are reasonable.

Since January 1, 2013, SIR has acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158.3 million, excluding closing costs.  At the time of acquisition, these properties were 100% leased for a weighted average (by rents) term of 12.2 years and generated property NOI which yielded approximately 9.0% of the aggregate gross purchase price, based on estimated GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.

On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters’ discounts and commissions and estimated expenses).  We recognized a gain on this sale of an equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.  Net proceeds from this sale were used to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of our senior notes that were tendered in the tender offer discussed below.

For more information regarding these transactions, please see Note 3 and Note 5 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Financing Activities

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering for $19.00 per common share, raising gross proceeds of $655.5 million ($627.1 million after deducting underwriters’ discounts and commissions and estimated expenses).  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer described below.

Also in March 2013, we purchased a total of $670.3 million of the outstanding principal amount of the following senior notes for $726.2 million, excluding transaction costs, pursuant to a tender offer (in thousands):

Senior Note	Principal	Purchase Price
5.75% Senior Notes due February 15, 2014	$145,612	$148,746
6.40% Senior Notes due February 15, 2015	152,560	164,140
5.75% Senior Notes due November 1, 2015	111,227	121,047
6.25% Senior Notes due August 15, 2016	260,896	292,218
	$670,295	$726,151

In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60.0 million, which includes the write off of unamortized discounts and deferred financing fees and estimated expenses.

For more information regarding our and SIR’s financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Comparable Properties Results(1) Three Months Ended March 31,				Acquired Properties Results(2) Three Months Ended March 31,				Consolidated Results Three Months Ended March 31,
			$	%			$	%			$	%
	2013	2012	Change	Change	2013	2012	Change	Change	2013	2012	Change	Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Rental income	$237,923	$237,265	$658	0.3%	$37,125	$6,113	$31,012	507.3%	$275,048	$243,378	$31,670	13.0%
Operating expenses	96,144	93,517	2,627	2.8%	13,515	3,719	9,796	263.4%	109,659	97,236	12,423	12.8%
Net operating income(3)	$141,779	$143,748	$(1,969)	(1.4)%	$23,610	$2,394	$21,216	886.2%	165,389	146,142	19,247	13.2%

Other expenses:
Depreciation and amortization									66,523	58,019	8,504	14.7%
General and administrative									17,266	11,536	5,730	49.7%
Acquisition related costs									628	2,502	(1,874)	(74.9)%
Total other expenses									84,417	72,057	12,360	17.2%
Operating income									80,972	74,085	6,887	9.3%
Interest and other income									458	285	173	60.7%
Interest expense									(52,344)	(49,106)	(3,238)	6.6%
Loss on early extinguishment of debt.									(60,027)	(67)	(59,960)	89492.5%
Equity in earnings of investees									4,262	2,958	1,304	44.1%
Gain on sale of equity investment									66,293	—	66,293	100.0%
Income from continuing operations before income tax expense									39,614	28,155	11,459	40.7%
Income tax expense									(988)	(492)	(496)	100.8%
Income from continuing operations									38,626	27,663	10,963	39.6%
Discontinued operations:
Loss from discontinued operations									(1,912)	(3,089)	1,177	(38.1)%
Loss on asset impairment from discontinued operations									(3,946)	—	(3,946)	100.0%
Gain on sale of properties from discontinued operations									1,260	—	1,260	100.0%
Income before gain on sale of properties									34,028	24,574	9,454	38.5%
Gain on sale of properties									1,596	—	1,596	100.0%
Net income									35,624	24,574	11,050	45.0%
Net income attributable to noncontrolling interest in consolidated subsidiary									(9,957)	(894)	(9,063)	1013.8%
Net income attributable to CommonWealth REIT									25,667	23,680	1,987	8.4%
Preferred distributions									(11,151)	(13,823)	2,672	(19.3)%
Net income available for CommonWealth REIT common shareholders									$14,516	$9,857	$4,659	47.3%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$19,114	$12,946	$6,168	47.6%
Loss from discontinued operations									(1,912)	(3,089)	1,177	(38.1)%
Loss on asset impairment from discontinued operations									(3,946)	—	(3,946)	100.0%
Gain on sale of properties from discontinued operations									1,260	—	1,260	100.0%
Net income									$14,516	$9,857	$4,659	47.3%

Weighted average common shares outstanding — basic and diluted									94,154	83,722	10,432	12.5%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.20	$0.15	$0.05	33.3%
Loss from discontinued operations									$(0.05)	$(0.04)	$(0.01)	25.0%
Net income available for common shareholders									$0.15	$0.12	$0.03	25.0%

(1)                 Comparable properties consist of 418 properties we owned continuously from January 1, 2012 to March 31, 2013, excluding properties classified as held for sale.

(2)                 Acquired properties consist of 27 and two (which two are included in the 27) properties we owned on March 31, 2013 and 2012, respectively, and which we acquired during the period from January 1, 2012 to March 31, 2013.

(3)                 We calculate Net Operating Income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

Calculation of Funds from Operations, or FFO, and Normalized FFO

		Three Months Ended March 31,
		2013	2012
		(in thousands, except per share data)
Calculation of FFO:(1)
Net income attributable to CommonWealth REIT		$25,667	$23,680
Plus:	depreciation and amortization from continuing operations	66,523	58,019
Plus:	depreciation and amortization from discontinued operations	—	3,332
Plus:	loss on asset impairment from discontinued operations	3,946	—
Plus:	FFO from investees	4,742	5,356
Plus:	net income attributable to noncontrolling interest	9,957	894
Less:	FFO attributable to noncontrolling interest	(12,889)	(1,062)
Less:	gain on sale of properties	(1,596)	—
Less:	gain on sale of properties from discontinued operations	(1,260)	—
Less:	equity in earnings of investees	(4,262)	(2,958)
FFO attributable to CommonWealth REIT		90,828	87,261
Less:	preferred distributions	(11,151)	(13,823)
FFO available for CommonWealth REIT common shareholders		$79,677	$73,438

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT		$90,828	$87,261
Plus:	acquisition related costs from continuing operations	628	2,502
Plus:	normalized FFO from investees	4,747	5,367
Plus:	loss on early extinguishment of debt from continuing operations	60,027	67
Plus:	average minimum rent from direct financing lease	329	329
Plus:	FFO attributable to noncontrolling interest	12,889	1,062
Less:	normalized FFO attributable to noncontrolling interest	(13,123)	(1,062)
Less:	FFO from investees	(4,742)	(5,356)
Less:	interest earned from direct financing lease	(313)	(393)
Less:	gain on sale of equity investment	(66,293)	—
Normalized FFO attributable to CommonWealth REIT		84,977	89,777
Less:	preferred distributions	(11,151)	(13,823)
Normalized FFO available for CommonWealth REIT common shareholders		$73,826	$75,954

Weighted average common shares outstanding - basic		94,154	83,722
Weighted average common shares outstanding - diluted		101,452	91,020

Per common share:
FFO available for CommonWealth REIT common shareholders - basic		$0.85	$0.88
FFO available for CommonWealth REIT common shareholders - diluted		$0.85	$0.87
Normalized FFO available for CommonWealth REIT common shareholders - basic		$0.78	$0.91
Normalized FFO available for CommonWealth REIT common shareholders - diluted		$0.78	$0.90

(1)       We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, earnings from equity investees and FFO attributable to noncontrolling interest.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, gain from sale of equity investment, loss on early extinguishment of debt, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interest.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facilities and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 418 properties we owned continuously from January 1, 2012 to March 31, 2013, excluding properties classified as held for sale, as comparable properties.  We refer to the 27 and two (which two are included in the 27) properties that we owned as of March 31, 2013 and 2012, respectively, which we acquired during the period from January 1, 2012 to March 31, 2013, as acquired properties.  Our condensed consolidated statement of operations for the three months ended March 31, 2013 includes the operating results of 22 acquired properties for the entire period, as we acquired these properties prior to January 1, 2013, and the operating results of five acquired properties for less than the entire period, as those properties were purchased during the three months ended March 31, 2013.  Our condensed consolidated statement of operations for the three months ended March 31, 2012 includes the operating results of two acquired properties for less than the entire period (and then only to the extent either of those properties were acquired during that period), as those properties were purchased during the period from January 1, 2012 to March 31, 2012.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Rental income.  Rental income increased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to our acquisition of 22 properties in 2012 and five properties in 2013.  Rental income from our CBD Office segment increased by $14.6 million, or 11.4%, primarily reflecting our acquisition of seven CBD office properties in 2012 primarily located in our Other Markets region, partially offset by the decline in occupancy at our comparable properties located in our CBD Office segment, as presented in the segment information in Note 13 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.  Rental income from our Suburban Office segment increased $12.0 million, or 16.0%, primarily reflecting our acquisition of 17 suburban office properties since January 1, 2012 located in our Other Markets region.  Rental income from our Industrial & Other segment increased by $5.1 million, or 12.6%, primarily reflecting our acquisition of three industrial properties since January 1, 2012 located in our Other Markets and Oahu, HI regions and rental rate increases at our comparable properties in our Oahu, HI region.  Rental income includes non-cash straight line rent adjustments totaling $10.9 million in the 2013 period and $8.1 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.5 million in the 2013 period and $2.2 million in the 2012 period.  Rental income also includes lease termination fees totaling $395,000 in the 2013 period and $1.1 million in the 2012 period.

Operating expenses.  The increase in operating expenses primarily reflects our acquisition of 27 properties since January 1, 2012.  The increase in operating expenses at our comparable properties primarily reflects an increase in utility expense and snow removal costs related to a more normal winter season during the 2013 period, compared to a relatively mild winter season during the 2012 period.

Total other expenses.  The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since January 1, 2012, an increase in general and administrative expenses related to SIR operating as a separate public company and an increase in legal fees, partially offset by lower acquisition related costs for our acquisition activities in the 2013 period compared to the 2012 period.

Interest and other income.  The increase in interest and other income primarily reflects interest income from mortgage financing we provided to the buyers of some of the properties we sold during 2013 and 2012.

Interest expense.  The increase in interest expense in the 2013 period primarily reflects the assumption of $359.2 million of mortgage debt since January 1, 2012, SIR’s new term loan in 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012, partially offset by the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012 and the purchase of $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2013 period reflects the difference between $726.2 million paid to purchase $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and estimated expenses.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from GOV and AIC.  The increase in earnings of investees primarily reflects our share of gains from the sale of one of GOV’s properties in 2013 and SIR’s investment in AIC in May 2012.

Gain on sale of equity investment.  The gain on sale of equity investment reflects the sale in March 2013 of all 9,950,000 common shares that we owned of GOV at a per share sales price in excess of our per share carrying value.

Income tax expense.  The increase in income tax expense primarily reflects tax rate increases in Australia.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from 76 properties that are currently being marketed for sale, 18 properties sold in 2013 and three properties sold in 2012.

Loss from asset impairment from discontinued operations.  The 2013 loss on asset impairment reflects the write down to estimated fair value of seven properties that are currently being marketed for sale.

Gain on sale of properties from discontinued operations.  Gain on sale of properties reflects gains totaling $1.3 million from the sale of two office properties and 16 industrial properties in January 2013.

Gain on sale of properties.  Gain on sale of properties reflects a gain of $1.6 million from the sale of a portion of the land at one of our office properties.

Net income.  The increase in net income is primarily a result of the changes noted above.

Net income attributable to noncontrolling interest in consolidated subsidiary.  Net income attributable to noncontrolling interest represents the noncontrolling portion of SIR’s net income.  The 2012 period reflects the portion attributable to SIR’s net income from the date of the SIR IPO in March 2012 to March 31, 2012.

Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.  The increase in net income attributable to CommonWealth REIT reflects the same factors noted above.  Net income available for CommonWealth REIT common shareholders is net income attributable to CommonWealth REIT reduced by preferred distributions.  The decrease in preferred distributions reflects the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily reflects 34,500,000 common shares we issued in a public offering in March 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2013, we had $48.7 million of cash and cash equivalents and $615.0 million available to borrow under our (excluding SIR) revolving credit facility.  In addition, at March 31, 2013, SIR had $512.0 million available to borrow under its revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, proceeds from the sale of properties, and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes.  We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future.

Our future cash flows from operating activities will depend primarily upon our:

•                  ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•                  ability to control operating cost increases at our properties; and

•                  ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

We believe that present real estate leasing market conditions in the majority of areas where our properties are located, particularly at some of our suburban office properties, may result in stable, or even decreases in, occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, through 2013.  Volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass throughs of operating costs to our tenants pursuant to lease terms.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully complete such acquisitions.

Cash flows provided by (used in) operating, investing and financing activities were $42.8 million, $66.1 million and ($162.7) million, respectively, for the three months ended March 31, 2013, and $35.2 million, ($123.6) million and $89.1 million, respectively, for the three months ended March 31, 2012.  Changes in all three categories between 2013 and 2012 are primarily related to our property acquisitions and the resulting increased cash from operations, our sale of our GOV common shares, our issuance of common shares, our borrowings and repayments and repurchases of debt, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we (excluding SIR) maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of March 31, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2013.  As of March 31, 2013 and May 8, 2013, we had $135.0 million outstanding under our revolving credit facility.

At March 31, 2013, SIR had a $750.0 million revolving credit facility available to SIR for general business purposes, including acquisitions.  The maturity date of the SIR revolving credit facility is March 11, 2016 and, subject to the payment by SIR of an extension fee and SIR meeting certain other conditions, includes an option for SIR to extend the stated maturity date of the SIR revolving credit facility by one year to March 11, 2017.  In addition, the SIR revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.0 billion in certain circumstances.  In February 2013, SIR increased the available borrowing amount under the SIR revolving credit facility from $500.0 million to $750.0 million.  Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of March 31, 2013.  SIR also pays a facility fee of 30 basis points per annum on the total amount of lending commitments under the SIR revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR’s leverage or credit ratings.  SIR can borrow, repay and reborrow funds available under the SIR revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2013, the interest rate payable on borrowings under the SIR revolving credit facility was 1.5%.  In addition, as of March 31, 2013 and May 8, 2013, SIR had $238.0 million and $220.0 million, respectively, outstanding under the SIR revolving credit facility.

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering, raising net proceeds of $627.1 million.  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer described above under “Financing Activities.”

During the three months ended March 31, 2013, we paid distributions on our common shares totaling $21.0 million.  We also paid an aggregate of $11.2 million of distributions on our series D and series E preferred shares.  In April 2013, we declared a distribution of $0.25 per common share, or approximately $29.6 million, which we expect to pay on or about May 22, 2013 to shareholders of record on April 23, 2013.  We also announced in April 2013 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which we expect to pay on or about May 15, 2013 to our preferred shareholders of record as of May 1, 2013.  We expect to fund these distributions using cash on hand and borrowings under our revolving credit facility.

During the three months ended March 31, 2013, SIR paid distributions on its common shares totaling $16.5 million.  In April 2013, SIR declared a distribution of $0.44 per SIR common share, or approximately $17.3 million, which SIR expects to pay on or about May 20, 2013 to SIR shareholders of record on April 23, 2013.  During the three months ended March 31, 2013, we received $9.2 million from SIR’s distributions as a result of our ownership of 22,000,000 SIR common shares.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2013, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(2)	Interest Rate(3)
2013	$—	$—	$6,363		$6,363	6.0%
2014	—	99,043	20,764		119,807	5.7%
2015	135,000	172,213	24,713		331,926	4.2%
2016	738,000	139,104	324,749		1,201,853	3.5%
2017	350,000	250,000	329,285		929,285	4.4%
2018	—	250,000	5,884		255,884	6.6%
2019	—	125,000	166,773	(1)	291,773	6.5%
2020	—	250,000	3,958		253,958	5.9%
2021	—	—	61,996		61,996	5.5%
2022	—	—	2,421		2,421	6.1%
Thereafter	—	175,000	2,577		177,577	5.7%
	$1,223,000	$1,460,360	$949,483		$3,632,843	4.6%

(1)       We have a mortgage loan for $174,476 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)       Total debt outstanding as of March 31, 2013, including net unamortized premiums and discounts, equals $3,658,214.

(3)       Includes current contractual interest rates.

For a description of our financing activities since January 1, 2013, please see “Financing Activities” above.  Please see Note 9 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information about our (including SIR’s) indebtedness.

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

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance regarding our credit ratings, that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.  Also, in the event we were to experience a change of control as a result of the activities of Corvex/Related as described above, we can provide no assurance regarding the availability of our revolving credit facilities or if certain of our indebtedness may be accelerated.

During the three months ended March 31, 2013, we received cash distributions totaling $4.3 million from GOV.  In March 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters’ discounts and commission and estimated expenses) and recognized a gain of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.  We used the net proceeds from this offering to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of the senior notes that were tendered in the tender offer described above under “Financing Activities.”

Since January 1, 2013, SIR acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158.3 million, excluding closing costs, using cash on hand and borrowings under SIR’s revolving credit facility.  For more information regarding properties that SIR has acquired, see Note 3 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

As of March 31, 2013, 76 of our wholly owned suburban office and industrial properties with a combined 5,613,825 square feet located throughout the United States were listed for sale with third party brokers.  These properties are classified as properties held for sale in our condensed consolidated balance sheet and included in discontinued operations in our condensed consolidated statements of operations.  In April 2013, we sold one of these properties with 618,000 square feet for a total of $830,000, excluding closing costs.  As of May 8, 2013, we also have five of these properties with a combined 1,222,642 square feet under agreement to sell for a total of $39.5 million, excluding closing costs.  We expect to complete the sale of these five properties and the remaining properties listed for sale during 2013; however, no assurance can be given that any of the properties will be sold in that time period or at all.

During the three months ended March 31, 2013 and 2012, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
Tenant improvements(1)	$13,682	$17,672
Leasing costs(2)	6,785	6,425
Building improvements(3)	1,385	2,745
Development, redevelopment and other activities(4)	3,063	3,264

(1)             Tenant improvements include related capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)             Leasing costs include leasing related costs such as brokerage commissions and other tenant inducements.

(3)             Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)             Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

Commitments made for expenditures, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, in connection with leasing space during the three months ended March 31, 2013, were as follows (amounts in thousands, except as noted):

	New
	Leases	Renewals	Total
Rentable square feet leased during the period	511	1,175	1,686
Tenant leasing costs and concession commitments (1)	$10,830	$9,160	$19,990
Tenant leasing costs and concession commitments per rentable square foot (1)	$21.19	$7.80	$11.86
Weighted average lease term by square foot (years)	6.1	5.8	5.9
Total leasing costs and concession commitments per rentable square foot per year (1)	$3.47	$1.34	$2.01

(1)       Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2013, other than the cash flow hedge on $174.5 million of mortgage loans described in Note 11 to the notes to our condensed consolidated financial statements and under “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report.

Debt Covenants

Our and SIR’s principal unsecured debt obligations at March 31, 2013, were our revolving credit facility, SIR’s revolving credit facility, our unsecured term loan, SIR’s unsecured term loan and our $1.5 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our and SIR’s revolving credit facilities and our and SIR’s term loan agreements contain a number of financial ratio covenants which generally restrict our and SIR’s ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our and SIR’s ability to make distributions under certain circumstances and require us and SIR to maintain other financial ratios.  At March 31, 2013, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we and SIR, as applicable, were in compliance with all respective covenants under our revolving credit facilities and our term loan agreements.

In addition to our unsecured debt obligations, the SIR revolving credit facility and the SIR term loan, we had $981.0 million (including net unamortized premiums and discounts) of mortgage notes outstanding at March 31, 2013.

None of our indenture and related supplements, our revolving credit facility agreement, SIR’s revolving credit facility agreement, our term loan agreement, SIR’s term loan agreement, our mortgage notes or SIR’s mortgage notes contains provisions for acceleration or requires us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreements, and any debt rating SIR may obtain in the future could in certain circumstances determine the interest rate and fees payable by SIR under its revolving credit facility agreement and term loan agreement.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more.  Our revolving credit facility agreement, SIR’s revolving credit facility agreement, our term loan agreement and SIR’s term loan agreement also contain cross default provisions.  A termination of our business management agreement or our property management agreement with RMR would cause a default under our revolving credit facility agreement and our term loan agreement, if not approved by a majority of our lenders.  The termination of SIR’s business management agreement or SIR’s property management agreement with RMR would cause a default under SIR’s revolving credit facility agreement and term loan agreement if not approved by a majority of SIR’s lenders.  These defaults and possible cross defaults may result from the activities of Corvex/Related described above.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary, to which we have previously sold properties; SIR, which is a consolidated subsidiary of ours and to which we have transferred 251 properties in connection with SIR’s initial public offering; and we (separately from SIR), RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 14 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 10 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our and SIR’s business management agreements and property management agreements with RMR, various agreements we have entered into with GOV and SIR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, GOV, SIR and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, GOV, SIR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates and foreign-exchange related variability on our investments in Australia.

Interest Rate Risk

We manage our exposure to interest rate risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is materially unchanged from December 31, 2012.  Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2013, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

Unsecured Senior Notes:

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Payment Due
Unsecured senior notes	$99,043	5.750%	$5,695	2014	Semi-Annually
Unsecured senior notes	33,440	6.400%	2,140	2015	Semi-Annually
Unsecured senior notes	138,773	5.750%	7,979	2015	Semi-Annually
Unsecured senior notes	139,104	6.250%	8,694	2016	Semi-Annually
Unsecured senior notes	250,000	6.250%	15,625	2017	Semi-Annually
Unsecured senior notes	250,000	6.650%	16,625	2018	Semi-Annually
Unsecured senior notes	125,000	7.500%	9,375	2019	Quarterly
Unsecured senior notes	250,000	5.875%	14,688	2020	Semi-Annually
Unsecured senior notes	175,000	5.750%	10,063	2042	Quarterly
	$1,460,360		$90,884

(1)    The principal balance, annual interest rate and annual interest expense are the amounts determined pursuant to the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued these debts.  For more information, see Note 9 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

No principal repayments are due under our unsecured senior notes until maturity.

Secured Mortgage Notes:

		Annual		Annual
	Principal	Interest		Interest		Interest
Debt	Balance(1)	Rate(1)		Expense(1)	Maturity	Payment Due
Mortgage notes payable	$12,276	4.950%		$608	2014	Monthly
Mortgage notes payable	8,202	5.990%		491	2015	Monthly
Mortgage notes payable	8,907	5.780%		515	2015	Monthly
Mortgage notes payable	7,500	5.689%		427	2016	Monthly
Mortgage notes payable	116,000	5.235%		6,073	2016	Monthly
Mortgage notes payable	7,381	5.760%		425	2016	Monthly
Mortgage notes payable	40,718	6.030%		2,455	2016	Monthly
Mortgage notes payable	145,807	6.290%		9,171	2016	Monthly
Mortgage notes payable	11,181	7.360%		823	2016	Monthly
Mortgage notes payable	41,275	5.670%		2,340	2017	Monthly
Mortgage notes payable	265,000	5.680%		15,052	2017	Monthly
Mortgage notes payable	18,390	5.950%		1,094	2017	Monthly
Mortgage notes payable	174,476	2.835	%(2)	4,946	2019	Monthly
Mortgage notes payable	28,689	5.690%		1,632	2021	Monthly
Mortgage notes payable	40,034	5.300%		2,122	2021	Monthly
Mortgage notes payable	3,685	6.750%		249	2022	Monthly
Mortgage notes payable	12,422	6.140%		763	2023	Monthly
Mortgage notes payable	7,540	5.710%		431	2026	Monthly
	$949,483			$49,617

(1)       The principal balance, annual interest rate and annual interest expense are the amounts determined pursuant to the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  For more information, see Note 9 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)       Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The annual interest rate listed represents the floating interest rate at March 31, 2013.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

We have interest rate swap agreements to manage our interest rate risk exposure on $174.5 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 4.8% ($174.5 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2013.  As of March 31, 2013, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive income in our condensed consolidated balance sheet totaled $15.6 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $24.1 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at March 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $110.3 million.

Each of our fixed rate unsecured and secured debt arrangements allows us to make repayments earlier than the stated maturity date.  In some cases, we are not allowed to make early repayment prior to a cutoff date, and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  Also, we have repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

At March 31, 2013, our floating rate debt consisted of $135.0 million outstanding under our $750.0 million unsecured revolving credit facility, $238.0 million outstanding under SIR’s $750.0 million unsecured revolving credit facility, our $500.0 million unsecured term loan and SIR’s $350.0 million unsecured term loan.  Our revolving credit facility matures in October 2015 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity by one year to October 2016.  SIR’s revolving credit facility matures in March 2016, and subject to SIR’s meeting certain conditions, including its payment of an extension fee, SIR has the option to extend the stated maturity date by one year to March 2017.  In February 2013, SIR increased the available borrowing amount under the SIR revolving credit facility from $500.0 million to $750.0 million.  Our $500.0 million unsecured term loan matures in December 2016, and SIR’s $350.0 million unsecured term loan matures in July 2017.  No principal payments are required under our revolving credit facility or term loan or SIR’s revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings.  Borrowings under SIR’s revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to SIR’s debt leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan or SIR’s revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of this floating rate debt, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our consolidated floating rate interest expense as of March 31, 2013 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At March 31, 2013	1.8%	$1,223,000	$22,014	$0.23
100 basis point increase	2.8%	$1,223,000	$34,244	$0.36

(1)       Weighted based on the respective interest rates and outstanding borrowings of our and SIR’s floating rate debt as of March 31, 2013.

(2)       Based on weighted average shares outstanding as of March 31, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual consolidated floating rate interest expense as of March 31, 2013 if we and SIR were each fully drawn on our revolving credit facilities and our and SIR’s term loans remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At March 31, 2013	1.7%	$2,350,000	$39,950	$0.42
100 basis point increase	2.7%	$2,350,000	$63,450	$0.67

(1)       Weighted based on the respective interest rates of our and SIR’s floating rate debt as of March 31, 2013, assuming we and SIR were each fully drawn on our revolving credit facilities and our and SIR’s term loans remained outstanding.

(2)       Based on weighted average shares outstanding as of March 31, 2013.

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility and term loan and SIR’s revolving credit facility and term loan or our or SIR’s other floating rate debt.

Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At March 31, 2013 and at May 8, 2013, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  A 10% change in foreign currency exchange rates used to convert our three months ended March 31, 2013 Australian operating results to U.S. dollars would not be material to our consolidated earnings for that period.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE FUTURE AMOUNT OF LEASING ACTIVITY AND OCCUPANCY RATES AT OUR PROPERTIES,

•                  THE FUTURE RENT RATES WE WILL BE ABLE TO CHARGE AT OUR PROPERTIES,

•                  THE COSTS WE MAY INCUR TO LEASE SPACE IN OUR PROPERTIES,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  THE RESULTS OF PENDING, THREATENED OR FUTURE LEGAL AND ARBITRATION PROCEEDINGS, INCLUDING CLAIMS REGARDING THE PUBLIC OFFERING AND SALE OF 34,500,000 OF OUR COMMON SHARES COMPLETED ON MARCH 5, 2013, THE PUBLIC OFFERING AND SALE OF 9,950,000 COMMON SHARES OF GOV THAT WE PREVIOUSLY OWNED COMPLETED ON MARCH 15, 2013 AND MATTERS RELATED TO THE CORVEX/RELATED CONSENT SOLICITATION,

•                  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS AS A RESULT OF THE  CORVEX/RELATED CONSENT SOLICITATION OR OTHER ACTIVITIES BY CORVEX/RELATED,

•                  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS OR A MATERIAL CHANGE IN OUR FINANCIAL POSITION AS A RESULT OF THE REMOVAL OF OUR BOARD OF TRUSTEES OR A CHANGE IN OUR MANAGEMENT IF THE CORVEX/RELATED CONSENT SOLICITATION IS SUCCESSFUL,

•                  OUR ACQUISITIONS AND SALES OF PROPERTIES,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND UNDER SIR’S REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•                  OUR TAX STATUS AS A REIT, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, NET OPERATING INCOME, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, SIR, GOV, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR UNLESS AND UNTIL WE MAY SELL OUR SIR SHARES.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  CONTINGENCIES IN OUR SALE AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN OUR SALES NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE TRANSACTIONS CHANGING,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF MARKET CONDITIONS OR OTHERWISE,

•                  WE MAY NOT SUCCEED IN SELLING OUR PROPERTIES WE HAVE IDENTIFIED OR MAY IDENTIFY FOR SALE FOR PRICES AT LEAST EQUAL TO THEIR NET BOOK VALUE, ON SATISFACTORY TERMS, DURING 2013, OR AT ALL,

•                  THE DISTRIBUTIONS WE RECEIVE FROM SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE IN LIGHT OF THE RELATIVE SIZE OF OUR SIR HOLDINGS, OR OTHERWISE, AND

•                  WE BELIEVE THAT OUR HISTORICAL AND CONTINUING RELATIONSHIPS WITH GOV, SIR, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES HAVE AND MAY CONTINUE TO BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.  Other Information

Item 1. Legal Proceedings.

On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, titled Young v. Commonwealth REIT, et al., Case No. 1:12-cv-12405-DJC, or the Young Action. The Young Action is brought on behalf of purchasers of our common shares between January 10, 2012 and August 8, 2012, and alleges securities fraud claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges generally that the Company violated the federal securities laws by making false and misleading representations about its business, operations and management. The plaintiff seeks compensatory damages plus counsel fees and expenses. Accordingly, on January 22, 2013, the Company moved to dismiss the Young Action on the grounds that the claims asserted (1) are subject to binding arbitration under the Company’s bylaws, and (2) fail to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The Company has also filed a demand for arbitration with the American Arbitration Association, or AAA. The parties jointly have moved the Massachusetts District Court for a scheduling order pursuant to which the Company will have no obligation to file an opening brief in support of its motion to dismiss until such time as a lead plaintiff has been appointed by the Massachusetts District Court, lead counsel has been selected, and either a consolidated complaint has been filed or Mr. Young’s original complaint has been designated as the operative complaint, all in accordance with customary procedures for purported class action litigation. The Company believes that the Young Action is without merit, and intends to defend against all claims asserted.

On February 27, 2013, Corvex/Related filed a complaint in the Circuit Court for Baltimore City, State of Maryland, or the Maryland Court, titled Corvex Management LP, et al., v. CommonWealth REIT, et al., Case No. 24-C-13-001111 against the Company, our Board of Trustees and RMR, or the Corvex/Related Maryland Action. The complaint generally alleges breaches of fiduciary duty, conflicts of interest, corporate waste and breach of contract. Plaintiffs Corvex/Related seek declaratory and injunctive relief, rescission and damages, including counsel fees and expenses, in the Corvex/Related Maryland Action. On the same day, the Company filed a Demand for Arbitration with the AAA on behalf of the Company and the individual defendants, with the exception of RMR, pursuant to the Company’s position that the claims in the Corvex/Related Maryland Action are subject to arbitration. On March 5, 2013, the Company amended its Demand for Arbitration to add Related Fund Management LLC as a respondent. On March 12, 2013, RMR separately filed a Demand for Arbitration with the AAA, pursuant to RMR’s position that the claims in the Corvex/Related Maryland Action are subject to arbitration. On March 13, 2013, Corvex/Related filed a Petition to Stay Arbitration and an Emergency Motion for Temporary Stay of Arbitration Proceedings and Request for Emergency Hearing in the Corvex/Related Maryland Action. On March 15, 2013, Corvex/Related filed an amended complaint and a partial motion for summary judgment asking the Maryland Court to invalidate certain provisions of the Company bylaws regarding nomination and removal of Trustees as inconsistent with the Company’s declaration of trust. On March 18, 2013, following a hearing, the Maryland Court denied the Corvex/Related Emergency Motion for Temporary Stay of Arbitration Proceedings. On April 1, 2013, Plaintiffs Corvex/Related voluntarily dismissed their claims against RMR in the Corvex/Related Maryland Action without prejudice. However, the claims against RMR may still be subject to the pending arbitration. The parties completed briefing on the Petition to Stay Arbitration and motion for partial summary judgment on April 15, 2013, and a hearing on these motions was held on May 3, 2013. On May 8, 2013, the Maryland Court denied the Corvex/Related Petition to Stay Arbitration and ordered the parties to arbitrate the claims in this dispute. In the same opinion, the Maryland Court denied the partial motion for summary judgment as moot. Corvex/Related and the Company have each selected an arbitrator, and the party-appointed arbitrators have selected a third, neutral arbitrator. The Company believes that the Corvex/Related Maryland Action is without merit, and intends to defend against all claims asserted.

On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported shareholder of the Company, filed a complaint in the Massachusetts District Court titled Delaware County Employees Retirement Fund v. Portnoy, et al., Case No. 1:13-cv-10405-DJC, or the Del-Co Massachusetts Action. The Del-Co Massachusetts Action purports to bring claims individually and derivatively on behalf of the nominal defendant, the Company, against RMR and certain current and former officers and/or members of our Board of Trustees. The complaint in the Del-Co Massachusetts Action asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. Plaintiff Del-Co seeks declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses. On March 1, 2013, Del-Co filed a motion requesting that the Massachusetts District Court, among other things, issue a temporary restraining order, or TRO, enjoining the Company and our Board of Trustees from consummating the Company’s then pending equity offering and debt tender offer. On March 4, 2013, the Company filed an opposition to the motion for a TRO in the Del-Co Massachusetts Action and a hearing was held before the court on TRO motions filed in the Del-Co Massachusetts Action and in the Corvex/Related Massachusetts Action, which is discussed below. Late in the afternoon on March 4, 2013, the Massachusetts District Court issued an order denying both motions for a TRO. Among other reasons for denying both motions, the Massachusetts District Court found that Del-Co and Corvex/Related failed to meet their burden of showing there was a likelihood that the claims asserted by them regarding the equity offering and, with respect to the Del-Co Massachusetts Action, the debt tender offer, would succeed on the merits. On March 4, 2013, the Company filed a Demand for Arbitration with the AAA for the Del-Co Massachusetts Action on behalf of the Company and the individual defendants, with the exception of RMR, and also filed a Demand for Arbitration in the Corvex/Related Massachusetts Action on behalf of the Company and the individual defendants, pursuant to the Company’s position that the claims in these actions are subject to arbitration. On April 8, 2013, RMR was added as a co-claimant in the Del-Co arbitration. On March 19, 2013, the Massachusetts District Court granted the parties’ joint motion in support of a proposed stipulated order, or the Stipulated Order, which provides for the stay of any arbitration proceedings arising from the filing of the Del-Co Massachusetts Action and the prompt resolution of issues relating to the validity and enforceability of any arbitration clause. Pursuant to the Stipulated Order, on March 29, 2013, Del-Co filed its opening brief relating to the arbitrability of its claims, and on April 29, 2013, the defendants filed their answering briefs in opposition. The Company believes that the Del-Co Massachusetts Action is without merit, and intends to defend against all claims asserted.

On March 1, 2013, Plaintiffs Corvex/Related filed a complaint in the Massachusetts District Court, titled Corvex Management LP, et al., v. CommonWealth REIT, et al., Case No. 1:13-cv-10475-DJC, against the Company and our Board of Trustees, or the Corvex/Related Massachusetts Action. The Corvex/Related Massachusetts Action alleges securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Corvex/Related seek injunctive and declaratory relief in this action, including a declaration that the Company’s arbitration bylaw is unenforceable. Also on March 1, 2013, in connection with the Corvex/Related Massachusetts Action, Corvex/Related filed a motion requesting that the court, among other things, issue a TRO enjoining the Company and our Board of Trustees from consummating the equity offering. As mentioned above, the court denied that motion on March 4, 2013. On March 4, 2013, the Company filed a Demand for Arbitration with the AAA on behalf of the Company and the individual defendants pursuant to the Company’s position that the claims in the Corvex/Related Massachusetts Action are subject to arbitration. On March 14, 2013, Corvex/Related filed an Application for Limited Temporary Restraining Order and a Motion for Stay of Arbitration, which was denied by the Massachusetts District Court on March 27, 2013. On April 5, 2013, Corvex/Related filed a Motion for Scheduling Order. On April 11, 2013, the individual defendants filed their response to the Corvex/Related Motion for Scheduling Order. Corvex/Related and the Company have each selected an arbitrator in this matter and those arbitrators have selected a third, neutral arbitrator. The Company believes that the Corvex/Related Massachusetts Action is without merit, and intends to defend against all claims asserted.

On February 4, 2013, William Gore, a purported shareholder, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, et al., Civil No. 373086-V, or the Gore Maryland Action. The Company was served in the Gore Maryland Action on March 1, 2013. The Gore Maryland Action purports to bring claims individually and derivatively on behalf of the nominal defendant, the Company, against current and former Trustees of the Company, certain officers of the Company and the Company, as nominal defendant. The complaint alleges claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, the Company filed a Demand for Arbitration with the AAA for the Gore Maryland Action, pursuant to the Company’s position that the claims in this action are subject to arbitration. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties to the Gore Maryland Action agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims. The Company believes that the Gore Maryland Action is without merit, and intends to defend against all claims asserted.

On March 7, 2013, Jason Matthew Katz, a purported shareholder, filed a complaint in the Circuit Court for Baltimore County, State of Maryland, titled Katz v. CommonWealth REIT, et al., Civil No. 13001299, or the Katz Maryland Action. The Katz Maryland Action purports to bring claims individually and on behalf of all others similarly situated against current and former Trustees of the Company and the Company. The complaint alleges claims of breach of fiduciary duty. The complaint seeks injunctive and declaratory relief, rescission of the equity offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest. On April 1, 2013, the Company filed a Demand for Arbitration with the AAA for the Katz Maryland Action, pursuant to the Company’s position that the claims in this action are subject to arbitration. On April 15, 2013, the Maryland Court issued a scheduling order governing briefing on the arbitrability issue. Pursuant to the scheduling order, the plaintiff filed his opening brief in support of his petition to stay arbitration on April 19, 2013, and the defendants’ response is scheduled to be filed on May 20, 2013. A hearing on this motion is scheduled for July 19, 2013. The Company believes that the Katz Maryland Action is without merit, and intends to defend against all claims asserted.

On April 5, 2013, the Central Laborers’ Pension Fund, or Central Laborers, a purported shareholder, filed a complaint in the Maryland Court, titled Central Laborers Pension Fund v. Portnoy, et al., Civil No. 24C13001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of the Company against the Company and our Board of Trustees. The complaint alleges, among other things, claims for breaches of fiduciary duties, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported shareholder, and requesting a declaration that the Company’s shareholders may remove Trustees without cause. Pursuant to the Company’s position that the claims in this action are subject to arbitration, the Company filed a Demand for Arbitration with the AAA on April 25, 2013.  In addition, on May 8, 2013, the Trustees filed a Petition for an Order to Arbitrate and for a Stay of Proceedings pursuant to the Maryland Uniform Arbitration Act.  The Company believes that the Central Laborers Action is without merit, and intends to defend against all claims asserted.

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below.  The risks so described may not be the only risks we face.  Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results.  If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline.  Investors and prospective investors should consider the risks described in our Annual Report and those described below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Our plans to enhance shareholder value may not be successful.

As described above, on April 15, 2013 we announced that, after carefully considering alternatives, and with the advice and assistance of financial and legal advisors, our Board of Trustees had unanimously determined that the interests of the Company and its shareholders would be best served by continued implementation of our current business plan to (i) concentrate investments in CBD office properties, (ii) divest non-core properties and other assets, and (iii) reduce debt, and not to pursue a sale of the Company at this time.  The successful implementation of our business plan is subject to risks and uncertainties and, as a result, there can be no assurance that the Company and its shareholders will realize greater value pursing our business plan than pursuing a sale of the Company.  Many elements of our business plan require the participation of third parties who are beyond the Company’s control.  For example, divesting non-core properties and other assets requires finding buyers for these properties and assets at acceptable prices and concentrating investments in CBD office properties may require that the Company locate additional CBD properties which are available for sale at reasonable prices.  Also, market conditions beyond the Company’s control and unrelated to the Company’s activities may adversely affect the value the Company and its shareholders may realize in the future.

The Corvex/Related consent solicitation and other activities may distract our management, create uncertainty and have other effects which may adversely affect our business.

Our business, operating results or financial condition could be adversely affected by the Corvex/Related consent solicitation because, among other things:

•                  considering and responding to the Corvex/Related consent solicitation and related actions and allegations by Corvex/Related, including, but not limited to, issues related to the qualifications or actions of our Board of Trustees and RMR, has been, and may continue to be, disruptive, costly and time consuming, and a significant distraction for our management;

•                  the removal of our entire Board of Trustees as proposed by Corvex/Related would leave us without any Trustees to manage our business and affairs until a special meeting is held and replacement Trustees are elected and qualified, which special meeting the Company estimates would occur, at earliest, no sooner than two to three months after the removal of the whole Board;

•                  the removal or replacement of our Board of Trustees as a result of the Corvex/Related consent solicitation could constitute a “change of control” under certain of our material agreements, which could have material adverse consequences under such agreements, including defaults under our loan agreements and possible cross defaults under our other debt obligations;

•                  certain actions proposed by Corvex/Related, such as increasing our debt and paying distributions to shareholders or repurchasing our equity securities may result in the downgrading of our debt ratings and loss of our investment grade ratings;

•                  perceived uncertainties as to our future direction, including, but not limited to, uncertainties related to the composition of our Board of Trustees and our management, as well as our future business plans, may result in the loss of potential business opportunities and loss of bargaining power when leasing, disposing or acquiring properties;

•                  a removal of all of our Board of Trustees may adversely affect our ability to create additional value for our shareholders by effectively implementing our business strategy;

•                  the termination of our business or property management agreements with RMR may lead to increased expenses for us and adversely affect our ability to identify new investment opportunities and effectively manage our properties.  We have no employees.  Personnel and services that we require to operate our business are provided to us under our business and property management agreements with RMR.  Our ability to conduct our day to day business and manage our approximately 445 properties depends entirely upon RMR and its more than 800 employees and infrastructure.  We could incur significant disruption and significant costs to replace the RMR personnel and infrastructure with our own or those of another manager as a result of the Corvex/Related consent solicitation;

•                  if our Board of Trustees is removed and we are left without any Trustees, or if our business and property management agreements with RMR are terminated, it may be difficult for us to comply with federal securities laws, including our obligation to file periodic reports and maintain effective internal control over financial reporting and disclosure controls and procedures, which may affect our liquidity;

•                  if our Board of Trustees is removed and we are left without any Trustees, we may be in violation of the rules and regulations of the SEC requiring that we have an independent Audit Committee and certain NYSE continued listing requirements, which may result in the SEC or NYSE taking enforcement action against us, including action by the NYSE to delist our common shares; and

•                  the actions taken by Corvex/Related have created an environment conducive to follow-on litigation, which serves as a further distraction to our management and may require us to incur significant costs.  Costs associated with the Corvex/Related consent solicitation, related actions and litigation may be substantial.  Further, if determined adversely, such litigation could materially and adversely affect CWH.

You should also not necessarily assume that the actions by Corvex/Related are an indication that Corvex/Related, or any other party, will agree to acquire us or that any actions or proposed actions described by Corvex/Related in the materials they have filed with the SEC will be taken, and you should not necessarily ascribe incremental value to our common shares as a result of the possibility of such actions.  In addition, the future trading price of our common shares could be subject to wide fluctuation based on the uncertainty associated with the Corvex/Related consent solicitation.

We are a party to numerous legal proceedings, which could distract our Board of Trustees and management, affect the Corvex/Related consent solicitation and/or adversely affect us.

As noted above in Item 1. “Legal Proceedings”, we, along with RMR, our officers and current and former Trustees, have been named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief, including, among other things, complaints filed by or on behalf of Corvex/Related seeking to invalidate certain provisions of our bylaws and challenging our recently completed equity offering.  Additional claims may be filed against us in connection with the sale of our interest in GOV, our potential sale of our interest in SIR, past and future amendments to our bylaws, our Board of Trustees’s response to actions by Corvex/Related or others, our legal conclusion regarding the effect of our Board of Trustees’s election to be subject to Section 3-803 of the Maryland Unsolicited Takeovers Act and other actions by our Board of Trustees and by us.  The results of litigation are difficult to predict and the Company can give no assurance that its legal conclusions or positions will be upheld, including those relevant to the Corvex/Related consent solicitation.  Moreover, claims of this nature present a risk of protracted litigation, incurrence of significant attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business.  Adverse rulings in the legal proceedings noted in Item 1. “Legal Proceedings”, as well as any future claims, could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.  In addition, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity and have also agreed to indemnify RMR for certain claims brought against RMR in its capacity as our business and property manager. We do not have insurance to cover these potential indemnification obligations and may incur significant costs in connection with these legal proceedings or our indemnity obligations.

Item 6.  Exhibits.

3.1

Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 21, 2010.)

3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2005.)

3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2005.)

3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006.)

3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006.)

3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006.)

3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007.)

3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2013.)

3.16	Amended and Restated Bylaws of the Company, adopted April 12, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2013.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.1	Registration Agreement, dated March 11, 2013, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 11, 2013.)

10.2	Registration Agreement, dated March 25, 2013, between the Company and Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 25, 2013.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013,

formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: May 9, 2013

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 9, 2013