Form 10-Q
period 2013-06-30
CommonWealth REIT
filed 2013-08-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 5, 2013: 118,314,068.

COMMONWEALTH REIT

FORM 10-Q

June 30, 2013

References in this Quarterly Report on Form 10-Q to the “Company”, “CWH”, “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, as of June 30, 2013, including its then majority owned consolidated subsidiary, Select Income REIT and its consolidated subsidiaries, or SIR, unless the context indicates otherwise.  On July 2, 2013, SIR completed an underwritten public offering of its common shares, at which time CWH ceased to own a majority of SIR’s common shares.  Accordingly, beginning with the filing of CWH’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, CWH will deconsolidate its investment in SIR and account for its investment in SIR under the equity method.

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

PART I. Financial Information

Item 1.    Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$1,533,543	$1,531,416
Buildings and improvements	6,446,307	6,297,993
	7,979,850	7,829,409
Accumulated depreciation	(1,090,928)	(1,007,606)
	6,888,922	6,821,803
Properties held for sale	128,529	171,832
Acquired real estate leases, net	394,978	427,756
Equity investments	11,407	184,711
Cash and cash equivalents	77,520	102,219
Restricted cash	18,009	16,626
Rents receivable, net of allowance for doubtful accounts of $8,769 and $9,962, respectively	274,988	253,394
Other assets, net	225,185	211,293
Total assets	$8,019,538	$8,189,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$135,000	$297,000
SIR revolving credit facility	235,000	95,000
Senior unsecured debt, net	2,304,465	2,972,994
Mortgage notes payable, net	977,044	984,827
Liabilities related to properties held for sale	1,588	2,339
Accounts payable and accrued expenses	165,449	194,184
Assumed real estate lease obligations, net	62,270	69,304
Rent collected in advance	29,260	35,700
Security deposits	24,031	23,860
Due to related persons	12,954	12,958
Total liabilities	3,947,061	4,688,166

Shareholders’ equity:
Shareholders’ equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 118,314,068 and 83,804,068 shares issued and outstanding, respectively	1,183	838
Additional paid in capital	4,212,182	3,585,400
Cumulative net income	2,431,456	2,386,900
Cumulative other comprehensive (loss) income	(32,576)	565
Cumulative common distributions	(3,023,096)	(2,972,569)
Cumulative preferred distributions	(551,669)	(529,367)
Total shareholders’ equity attributable to CommonWealth REIT	3,671,141	3,105,428
Noncontrolling interest in consolidated subsidiary	401,336	396,040
Total shareholders’ equity	4,072,477	3,501,468
Total liabilities and shareholders’ equity	$8,019,538	$8,189,634

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Rental income	$274,766	$249,797	$549,814	$493,175

Expenses:
Operating expenses	109,754	103,034	219,413	200,270
Depreciation and amortization	67,389	60,433	133,912	118,452
General and administrative	21,653	12,595	38,919	24,131
Acquisition related costs	145	1,434	773	3,936
Total expenses	198,941	177,496	393,017	346,789

Operating income	75,825	72,301	156,797	146,386

Interest and other income	250	360	708	645
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $284, $1,005, $913 and $1,751, respectively)	(43,762)	(50,237)	(96,106)	(99,343)
Loss on early extinguishment of debt	—	(1,608)	(60,027)	(1,675)
Equity in earnings of investees	159	2,829	4,421	5,787
Gain on sale of equity investment	—	—	66,293	—
Income from continuing operations before income tax expense	32,472	23,645	72,086	51,800
Income tax expense	(754)	(92)	(1,742)	(584)
Income from continuing operations	31,718	23,553	70,344	51,216
Discontinued operations:
Loss from discontinued operations	(311)	(3,317)	(2,223)	(6,406)
Loss on asset impairment from discontinued operations	(4,589)	—	(8,535)	—
Gain on sale of properties from discontinued operations	2,099	350	3,359	350
Income before gain on sale of properties	28,917	20,586	62,945	45,160
Gain on sale of properties	—	—	1,596	—
Net income	28,917	20,586	64,541	45,160
Net income attributable to noncontrolling interest in consolidated subsidiary	(10,028)	(4,521)	(19,985)	(5,415)
Net income attributable to CommonWealth REIT	18,889	16,065	44,556	39,745
Preferred distributions	(11,151)	(13,823)	(22,302)	(27,646)
Net income available for CommonWealth REIT common shareholders	$7,738	$2,242	$22,254	$12,099

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$10,539	$5,209	$29,653	$18,155
Loss from discontinued operations	(311)	(3,317)	(2,223)	(6,406)
Loss on asset impairment from discontinued operations	(4,589)	—	(8,535)	—
Gain on sale of properties from discontinued operations	2,099	350	3,359	350
Net income	$7,738	$2,242	$22,254	$12,099

Weighted average common shares outstanding — basic and diluted	118,309	83,727	106,298	83,724

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.09	$0.06	$0.28	$0.22
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.07)	$(0.07)
Net income available for common shareholders	$0.07	$0.03	$0.21	$0.14

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$28,917	$20,586	$64,541	$45,160

Other comprehensive (loss) income:
Unrealized gain (loss) on derivative instruments	2,782	(2,404)	3,833	(2,441)
Foreign currency translation adjustments	(37,821)	(3,447)	(36,848)	1,081
Equity in unrealized loss of an investee	(146)	(3)	(162)	(4)
Total comprehensive (loss) income	(6,268)	14,732	31,364	43,796

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	(9,996)	(4,521)	(19,949)	(5,415)

Comprehensive (loss) income attributable to CommonWealth REIT	$(16,264)	$10,211	$11,415	$38,381

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,541	$45,160
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	96,006	90,680
Net amortization of debt discounts, premiums and deferred financing fees	913	1,751
Straight line rental income	(19,798)	(17,991)
Amortization of acquired real estate leases	33,060	29,422
Other amortization	9,806	9,815
Loss on asset impairment	8,535	—
Loss on early extinguishment of debt	60,027	1,675
Equity in earnings of investees	(4,421)	(5,787)
Gain on sale of equity investment	(66,293)	—
Distributions of earnings from investees	4,111	5,592
Gain on sale of properties	(4,955)	(350)
Change in assets and liabilities:
Restricted cash	966	(4,339)
Rents receivable and other assets	(22,449)	(17,943)
Accounts payable and accrued expenses	(15,737)	2,429
Rent collected in advance	(7,730)	(5,493)
Security deposits	122	713
Due to related persons	(3)	3,369
Cash provided by operating activities	136,701	138,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(165,110)	(253,710)
Real estate improvements	(53,908)	(50,636)
Principal payments received from direct financing lease	3,444	3,283
Proceeds from sale of properties, net	33,863	338
Proceeds from sale of equity investment, net	239,576	—
Distributions in excess of earnings from investees	168	2,766
Investment in Affiliates Insurance Company	—	(5,335)
Increase in restricted cash	(2,349)	(2,121)
Cash provided by (used in) investing activities	55,684	(305,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	626,809	180,814
Repurchase and retirement of outstanding debt securities	(728,021)	—
Proceeds from borrowings	936,000	444,500
Payments on borrowings	(962,207)	(395,250)
Deferred financing fees	(1,200)	(6,049)
Distributions to common shareholders	(50,527)	(83,722)
Distributions to preferred shareholders	(22,302)	(27,466)
Distributions to noncontrolling interest in consolidated subsidiary	(14,863)	—
Cash (used in) provided by financing activities	(216,311)	112,827

Effect of exchange rate changes on cash	(773)	(73)

Decrease in cash and cash equivalents	(24,699)	(53,958)
Cash and cash equivalents at beginning of period	102,219	192,763
Cash and cash equivalents at end of period	$77,520	$138,805

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$109,108	$99,227
Taxes paid	1,134	536

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$—	$(176,884)
Investment in real estate mortgages receivable	(7,688)	(1,419)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$244	$187
Assumption of mortgage notes payable	—	176,884

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

On March 12, 2012, our then wholly owned subsidiary, Select Income REIT, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO.  We refer to Select Income REIT and its consolidated subsidiaries as SIR.  We understand that SIR intends to be taxable as a real estate investment trust, or REIT, commencing with its taxable year ended December 31, 2012.  As of June 30, 2013, SIR owned substantially all of our industrial and commercial properties located on Oahu, HI as well as 43 office and industrial properties located throughout the mainland United States.  As of June 30, 2013, we owned 22,000,000 SIR common shares, or approximately 56.0% of SIR’s outstanding common shares, and SIR was one of our consolidated subsidiaries.  On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares of beneficial interest in a public offering.  After this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR’s outstanding common shares and SIR ceased to be our consolidated subsidiary.  Since our investment in SIR is below 50% after this offering, effective July 2, 2013 and beginning with the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2013, we will deconsolidate our investment in SIR and account for our investment in SIR under the equity method.   See Note 15 for additional information regarding SIR.

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

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 3.  Board of Trustees

On February 26, 2013, Corvex Management LP, or Corvex, Related Fund Management, LLC and certain of their affiliates, or together with Corvex, Corvex/Related, publicly disclosed their recent accumulation of the Company’s common shares.  Corvex/Related have since undertaken a series of actions in an effort to influence and control the Company, including publishing “open” letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the common shares of the Company and running a purported consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related unilaterally, publicly stated that they believed the record date for their purported consent solicitation was April 22, 2013 and solicited consents from our shareholders as of that date to their removal proposal.  On June 21, 2013, Corvex delivered to the Company a letter and enclosed materials that it claimed were written consents from the Company’s shareholders that effectuated the immediate removal of the Company’s entire Board of Trustees.

The legal effectiveness of the Corvex/Related purported consent solicitation is the subject of legal proceedings before an arbitration panel.  We believe that the Corvex/Related consent solicitation has no legal effect because, among other things, under our declaration of trust and bylaws, the power to set a record date for a consent solicitation rests with the Company’s Board of Trustees and our Board of Trustees did not set such a record date for the Corvex/Related purported consent solicitation as the Corvex/Related request for a record date did not comply with requirements in our governing documents.  Moreover, our Board of Trustees believes that the removal of all of our Trustees without cause and in one removal action conflicts with our Board of Trustee’s election to be subject to certain provisions of the Maryland Unsolicited Takeovers Act.  On June 24, 2013, the Company responded to the letters from Corvex/Related pointing out that the legal effectiveness of the Corvex/Related consent solicitation is currently the subject of proceedings before an arbitration panel and that the Board of Trustees would continue to manage the Company unless and until the arbitration panel directs otherwise.  To date, no court or arbitration panel has ruled that the Corvex/Related purported consent solicitation is legally effective.

We believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and the entire Board of Trustees has been removed, as proposed by Corvex/Related, such removal may, among other things, disrupt the Company’s business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay dividends, borrow money and implement our business plan, and have other effects which may adversely affect us.

Note 4.  Real Estate Properties

Completed Acquisitions:

During the six months ended June 30, 2013, SIR acquired five properties with a combined 779,010 square feet for an aggregate purchase price of $158,320, excluding closing costs, which are consolidated in our financial results.  SIR accounted for these transactions as business combinations (except as noted below) and allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities.  Details of these completed acquisitions are as follows:

								Acquired
		Number					Acquired	Real Estate
		of	Square	Purchase		Buildings and	Real Estate	Lease
Date	Location	Properties	Feet	Price(1)	Land	Improvements	Leases	Obligations

SIR Acquisitions through June 30, 2013:
January 2013	Addison, TX(2)	2	553,799	$105,000	$10,107	$94,893	$—	$—
February 2013	Provo, UT	2	125,225	34,720	3,400	25,938	5,382	—
March 2013	San Antonio, TX	1	99,986	18,600	3,197	12,175	3,507	(279)
		5	779,010	$158,320	$16,704	$133,006	$8,889	$(279)

(1)         Purchase price excludes closing costs.

(2)         This property was acquired and simultaneously leased back to the seller in a sale/leaseback transaction.  SIR accounted for this transaction as an acquisition of assets.  SIR recognized acquisition costs of $226, which SIR capitalized as part of the transaction.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Excluding SIR, we did not make any acquisitions during the six months ended June 30, 2013.

In July 2013, SIR acquired an office property located in Richmond, VA with 310,950 square feet for $143,600, excluding closing costs.  This acquisition was accounted for as a business combination, and, due to the timing of the acquisition, the purchase price allocation is not complete.

In addition, during the six months ended June 30, 2013, we also made improvements totaling $47,356 to our properties.

Property Sales:

During the six months ended June 30, 2013, we sold 24 properties with a combined 2,265,228 square feet and two land parcels for an aggregate sale price of $42,612, excluding closing costs.  Details of these completed sales are as follows:

•                  In January 2013, we sold 18 suburban office and industrial properties in industrial suburbs of Detroit with a combined 1,060,026 square feet for $10,250, excluding closing costs.  In connection with the sale of these properties, we provided mortgage financing to the buyer, an unrelated third party, totaling $7,688 at 6.0% per annum and recognized a gain on sale of $1,277.

•                  As a result of an eminent domain taking in March 2013, we sold a land parcel adjacent to one of our central business district, or CBD, office buildings located in Boston, MA for $1,806, excluding closing costs, and recognized a gain on sale of $1,596.

•                  In April 2013, we sold an industrial property with 618,000 square feet for $830, excluding closing costs.

•                  In May 2013, we sold a suburban office property with 57,250 square feet for $4,025, excluding closing costs.

•                  In June 2013, we sold two suburban office properties with a combined 356,045 square feet for an aggregate sale price of $16,300, excluding closing costs.

•                  Also in June 2013, we sold a suburban office property with 30,105 square feet for $1,600, excluding closing costs, and recognized a gain on sale of $317.

•                  Also in June 2013, we sold a suburban office property with 143,802 square feet for $5,250, excluding closing costs.

•                  Also in June 2013, we sold a parcel of land in Tukwila, WA for $2,551, excluding closing costs, and recognized a gain on sale of $1,765.

As of June 30, 2013, we had 30 office properties and 40 industrial properties with a combined 4,408,623 square feet held for sale.  As of August 6, 2013, we have 49 of these properties with a combined 2,283,345 square feet under agreement to sell for an aggregate sale price of $67,500, excluding closing costs.  We expect to complete the sale of the 49 properties currently under agreement and the remaining 21 properties listed for sale during 2013; however, no assurance can be given that these properties will be sold in that time period or at all.  As of December 31, 2012, we had 37 office properties and 57 industrial properties with a combined 6,673,851 square feet held for sale.  We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards CodificationTM, or the Codification, as held for sale in our condensed consolidated balance sheets.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Financial Statements Topic of the Codification are met.  Summarized balance sheet information for all properties classified as held for sale and income statement information for properties held for sale or sold is as follows:

Balance Sheets:

	June 30, 2013	December 31, 2012
Real estate properties	$122,095	$164,041
Acquired real estate leases	453	453
Rents receivable	2,569	2,791
Other assets, net	3,412	4,547
Properties held for sale	$128,529	$171,832

Assumed real estate lease obligations	$21	$21
Rent collected in advance	248	854
Security deposits	1,319	1,464
Liabilities related to properties held for sale	$1,588	$2,339

Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental income	$4,625	$5,577	$9,432	$13,445
Operating expenses	(4,379)	(5,059)	(10,414)	(11,913)
Depreciation and amortization	—	(3,119)	—	(6,451)
General and administrative	(565)	(769)	(1,249)	(1,543)
Operating loss	(319)	(3,370)	(2,231)	(6,462)

Interest and other income	8	53	8	56
Loss from discontinued operations	$(311)	$(3,317)	$(2,223)	$(6,406)

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

	June 30,	December 31,
	2013	2012
Total minimum lease payments receivable	$27,035	$31,084
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(8,697)	(9,302)
Net investment in direct financing lease	$23,289	$26,733

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at June 30, 2013 and December 31, 2012.  Our direct financing lease has an expiration date in 2045.

Note 6.  Equity Investments

At June 30, 2013 and December 31, 2012, we had the following equity investments in Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC (including 100% attribution of SIR’s 12.5% equity ownership interest in AIC):

	Ownership Percentage		Equity Investments		Equity in Earnings
					Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
GOV	—%	18.2%	$—	$173,452	$—	$2,680	$4,111	$5,593
AIC	25.0%	25.0%	11,407	11,259	159	149	310	194
			$11,407	$184,711	$159	$2,829	$4,421	$5,787

On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250,740 ($239,576 after deducting underwriters’ discounts and commissions and expenses).  We recognized a gain on this sale of an equity investment of $66,293 as a result of the per share sales price of this transaction being above our per share carrying value.  GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering in June 2009 when it became a separate public entity.

During the six months ended June 30, 2013 and 2012, we received cash distributions from GOV totaling $4,279 and $8,358, respectively.

As of June 30, 2013, we and SIR have invested a total of $10,544 in AIC, an insurance company owned in equal proportion by Reit Management & Research LLC, our business and property manager, or RMR, us (excluding SIR’s AIC interest), SIR and five other companies to which RMR provides management services, including GOV.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we and SIR are not obligated to do so.  At June 30, 2013, we (without SIR) and SIR each owned 12.5% of AIC with a combined carrying value of $11,407.  We and SIR use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

of our Trustees and all of SIR’s trustees are also directors of AIC.  Under the equity method, we record our and SIR’s percentage share of net earnings from AIC in our condensed consolidated statements of operations.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 15 for additional information about our and SIR’s investment in AIC.

Note 7.  Real Estate Mortgages Receivable

We provided mortgage financing totaling $7,688 at 6.0% per annum in connection with 18 office and industrial properties sold in January 2013.  This real estate mortgage requires monthly interest payments and matures on January 24, 2023.  As of June 30, 2013 and December 31, 2012, we had total real estate mortgages receivable with an aggregate carrying value of $9,107 and $1,419, respectively, included in other assets in our condensed consolidated balance sheets.

Note 8.  Shareholders’ Equity

The following is a reconciliation of changes in shareholders’ equity for the six months ended June 30, 2013:

	Shareholders’	Shareholders’
	Equity	Equity
	Attributable to	Attributable to	Total
	CommonWealth	Noncontrolling	Shareholders’
	REIT	Interest	Equity
Balance at December 31, 2012	$3,105,428	$396,040	$3,501,468
Net income	44,556	19,985	64,541

Other comprehensive income (loss):
Unrealized gain on derivative instruments	3,833	—	3,833
Foreign currency translation adjustments	(36,848)	—	(36,848)
Equity in unrealized loss of an investee	(126)	(36)	(162)
Total comprehensive income	11,415	19,949	31,364

Issuance of common shares, net	626,851	(42)	626,809
Share grants	276	252	528
Distributions	(72,829)	(14,863)	(87,692)
Balance at June 30, 2013	$3,671,141	$401,336	$4,072,477

In the remainder of this Note 8, references to we, us, our or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

CWH Common Share Issuance:

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering for $19.00 per common share, raising gross proceeds of $655,500 ($626,904 after deducting underwriters’ discounts and commissions and expenses).  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer discussed in Note 10.

On May 14, 2013, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $20.13 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

CWH Common and Preferred Share Distributions:

On each of February 15, 2013 and May 15, 2013, we paid quarterly distributions on our series D preferred shares of $0.4063 per share, or $6,167, and quarterly distributions on our series E preferred shares of $0.4531 per share, or $4,984, both of which were paid to shareholders of record as of February 1, 2013 and May 1, 2013, respectively.

On February 21, 2013, we paid a quarterly distribution on our common shares of $0.25 per share, or $20,951, to shareholders of record on January 22, 2013.  On May 22, 2013, we paid a quarterly distribution on our common shares of $0.25 per share, or $29,576, to shareholders of record on April 23, 2013.

In July 2013, we declared a distribution of $0.25 per common share, or approximately $29,600, to be paid on or about August 23, 2013 to shareholders of record on July 26, 2013.  We also announced in July 2013 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, both of which we expect to pay on or about August 15, 2013 to our preferred shareholders of record as of August 1, 2013.  Our revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances.

SIR Common Share Issuance:

On May 13, 2013, SIR granted 2,000 of its common shares of beneficial interest, par value $0.01 per share, valued at $27.61 per share, the closing price of SIR’s common shares on the NYSE on that day, to each of its trustees as part of their annual compensation.

SIR Common Share Distributions:

On February 19, 2013, SIR paid a quarterly distribution on its common shares of $0.42 per share, or $16,499, to SIR’s shareholders of record on January 22, 2013.  On May 20, 2013, SIR paid a quarterly distribution on its common shares of $0.44 per share, or $17,284, to SIR’s shareholders of record on April 23, 2013.

In July 2013, SIR declared a distribution on its common shares of $0.44 per share, or approximately $21,900, to be paid on or about August 20, 2013 to SIR’s shareholders of record on July 24, 2013.  SIR’s revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts SIR’s ability to make distributions under certain circumstances.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Cumulative Other Comprehensive (Loss) Income

The following table presents a roll forward of amounts recognized in cumulative other comprehensive (loss) income by component for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balance as of March 31, 2013	$(15,573)	$18,044	$106	$2,577

Other comprehensive income (loss) before reclassifications	1,546	(37,821)	(110)	(36,385)
Amounts reclassified from cumulative other comprehensive income (loss) to net income	1,236	—	(4)	1,232
Net current period other comprehensive income (loss)	2,782	(37,821)	(114)	(35,153)

Balance as of June 30, 2013	$(12,791)	$(19,777)	$(8)	$(32,576)

	Six Months Ended June 30, 2013
	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balance as of December 31, 2012	$(16,624)	$17,071	$118	$565

Other comprehensive income (loss) before reclassifications	1,361	(36,848)	(109)	(35,596)
Amounts reclassified from cumulative other comprehensive income (loss) to net income	2,472	—	(17)	2,455
Net current period other comprehensive income (loss)	3,833	(36,848)	(126)	(33,141)

Balance as of June 30, 2013	$(12,791)	$(19,777)	$(8)	$(32,576)

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table presents reclassifications out of cumulative other comprehensive income (loss) for the three and six months ended June 30, 2013:

Three Months Ended June 30, 2013

	Amounts Reclassified from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net Income	Statement of Operations

Interest rate swap contracts	$1,236	Interest expense

Unrealized gains and losses on available for sale securities	(4)	Equity in earnings of investees
	$1,232

Six Months Ended June 30, 2013

Amounts Reclassified from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net Income	Statement of Operations

Interest rate swap contracts	$2,472	Interest expense

Unrealized gains and losses on available for sale securities
	(17)	Equity in earnings of investees
$2,455

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Indebtedness

In this Note 10, references to we, us, our or CWH refer to CWH and its consolidated subsidiaries other than SIR and its consolidated subsidiaries, unless noted otherwise.

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

CWH Unsecured Revolving Credit Facility and Unsecured Term Loan:

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of June 30, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the three and six months ended June 30, 2013, and 1.5% for the six months ended June 30, 2012.  We had no amounts outstanding under our revolving credit facility during the three months ended June 30, 2012.  As of June 30, 2013, we had $135,000 outstanding and $615,000 available under our revolving credit facility.

We also have a $500,000 unsecured term loan that matures in December 2016 and is prepayable without penalty at any time.  Our term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances.  Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of June 30, 2013.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2013, the interest rate for the amount outstanding under our term loan was 2.1%.  The weighted average interest rate for the amount outstanding under our term loan was 2.1% for both the three and six months ended June 30, 2013, and 1.8% for both the three and six months ended June 30, 2012.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management or property management agreements with RMR.  As stated in Note 3 above, we believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and the entire Board of Trustees has been removed, as proposed by Corvex/Related, such removal would constitute an event of default under the Company’s revolving credit facility and term loan agreements and may also constitute an event of default under certain mortgage loans.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

SIR Unsecured Revolving Credit Facility and Unsecured Term Loan:

SIR has a $750,000 revolving credit facility that is available to SIR for general business purposes, including acquisitions.  The maturity date of the SIR revolving credit facility is March 11, 2016 and, subject to the payment by SIR of an extension fee and SIR meeting certain other conditions, includes an option for SIR to extend the stated maturity date of the SIR revolving credit facility by one year to March 11, 2017.  In February 2013, SIR increased the available borrowing amount under the SIR revolving credit facility from $500,000 to $750,000.  Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of June 30, 2013.  SIR also pays a facility fee of 30 basis points per annum on the total amount of lending commitments under the SIR revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR’s leverage or credit ratings.  As of June 30, 2013, the interest rate payable on borrowings under the SIR revolving credit facility was 1.5%.  The weighted average interest rate for borrowings under the SIR revolving credit facility was 1.5% for both the three and six months ended June 30, 2013, and 1.5% for both the three months ended June 30, 2012 and for the period from March 12, 2012 to June 30, 2012.  As of June 30, 2013, SIR had $235,000 outstanding and $515,000 available under the SIR revolving credit facility.

SIR also has a $350,000 unsecured term loan.  The SIR term loan matures on July 11, 2017 and is prepayable without penalty at any time.  In addition, the SIR term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.  The SIR term loan bears interest at a rate of LIBOR plus a premium, which was 155 basis points as of June 30, 2013.  The interest rate premium is subject to adjustment based upon changes to SIR’s leverage or credit ratings.  As of June 30, 2013, the interest rate for the amount outstanding under the SIR term loan was 1.8%.  The weighted average interest rate for the amount outstanding under the SIR term loan was 1.8% for both the three and six months ended June 30, 2013.

The SIR revolving credit facility agreement and the SIR term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of SIR and the termination of SIR’s business management or property management agreements with RMR.

Credit Facility and Term Loan Debt Covenants:

Our public debt indentures and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  The SIR revolving credit facility agreement and the SIR term loan agreement also contain a number of financial and other covenants, including covenants that restrict SIR’s ability to incur indebtedness or to make distributions under certain circumstances and require SIR to maintain financial ratios and a minimum net worth.  At June 30, 2013, we believe we and SIR, as applicable, were in compliance with all of our respective covenants under our public debt indentures, our revolving credit facility, our term loan, SIR’s revolving credit facility and SIR’s term loan agreements.

Mortgage Debt:

At June 30, 2013, 25 of our and SIR’s properties costing $1,333,240 with an aggregate net book value of $1,184,274 secured mortgage notes totaling $977,044 (including net premiums and discounts) maturing from 2014 through 2026.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  Our provision for income taxes for the three and six months ended June 30, 2013 and 2012 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current:
State	$162	$107	$325	$249
Foreign	519	—	1,382	—
	681	107	1,707	249

Deferred:
Foreign	73	(15)	35	335
	73	(15)	35	335

Income tax provision	$754	$92	$1,742	$584

At June 30, 2013 and December 31, 2012, we had deferred tax assets of $1,995 and $2,329, respectively, of which $1,896 and $2,181, respectively, related to different carrying amounts for financial reporting and for Australian income tax purposes of our properties in Australia.  At June 30, 2013 and December 31, 2012, we had deferred tax liabilities of $3,204 and $3,643, respectively.  Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $535 and $598 as of June 30, 2013 and December 31, 2012, respectively.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2013, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts(1)	$(12,791)	$—	$(12,791)	$—

Non-Recurring Fair Value Measurements:
Properties held for sale(2)	$127,504	$—	$—	$127,504

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

(1)         The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)         As of June 30, 2013, we recorded a net loss on asset impairment totaling $6,940 for one property in our CBD Office segment, 29 properties in our Suburban Office segment and 40 properties in our Industrial & Other segment to reduce the aggregate carrying value of these properties from $134,444 to their estimated fair value less costs to sell of $127,504.  All of these properties were classified as held for sale as of June 30, 2013 and December 31, 2012.  We used updated broker information, including recent purchase offers, for all 70 properties (level 3 inputs) in determining the fair value of these properties.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at June 30, 2013 were as follows:

Description	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Range
Properties held for sale for which we recognized impairment losses	$127,504	Purchase Offers	N/A	N/A

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.  Although we have not done so as of June 30, 2013, and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $174,074 of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $2,782 and $3,833 during the three and six months ended June 30, 2013, respectively, based primarily on changes in market interest rates.  The fair value of our derivative instruments decreased by $2,404 and $2,441 during the three and six months ended June 30, 2012, respectively, based primarily on changes in market interest rates.  As of June 30, 2013 and December 31, 2012, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our condensed consolidated balance sheets totaled ($12,791) and ($16,624), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.  The table below presents the effects of our interest rate derivatives in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$(15,573)	$(15,833)	$(16,624)	$(15,796)
Amount of income (loss) recognized in cumulative other comprehensive (loss) income	1,546	(3,641)	1,361	(4,890)
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	1,236	1,237	2,472	2,449
Unrealized gain (loss) on derivative instruments	2,782	(2,404)	3,833	(2,441)
Balance at end of period	$(12,791)	$(18,237)	$(12,791)	$(18,237)

Over the next 12 months, we estimate that approximately $4,820 will be reclassified from cumulative other comprehensive income as an increase to interest expense.

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facilities, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At June 30, 2013 and December 31, 2012, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes and mortgage notes payable	$2,257,435	$2,364,479	$2,932,951	$3,181,522

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2013, no single tenant of ours is responsible for more than 2% of our total annualized rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

Note 13.  Earnings Per Common Share

Assuming no fundamental change (as described below) has occurred, as of June 30, 2013, we had 15,180,000 shares of series D cumulative convertible preferred shares that were convertible into 7,298,165 of our common shares and the effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

As stated in Note 3 above, we believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and the entire Board of Trustees has been removed, such removal would constitute a fundamental change under our 6.5% series D cumulative convertible preferred shares giving holders of such shares the option to convert these shares into common shares at a ratio based on 98% of the average closing market price for a period before such removal is effective unless the Company repurchases these shares for their par value plus accrued and unpaid distributions.  This issuance of such a large number of common shares as a result of the exercise of this conversion

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

right may have a dilutive effect on income from continuing operations attributable to CommonWealth REIT common shareholders per share.

Note 14.  Segment Information

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

As of June 30, 2013, we owned 54 CBD office properties, 246 suburban office properties and 145 industrial & other properties, excluding properties classified as held for sale.  Our geographic regions include Metro Chicago, IL, Oahu, HI, Metro Philadelphia, PA, and Other Markets, which includes properties located elsewhere throughout the United States and Australia.  Prior periods have been restated to reflect 40 office properties and 57 industrial properties reclassified to discontinued operations from continuing operations as of December 31, 2012 and three properties reclassified from our Suburban Office segment to our CBD Office segment as of March 31, 2013.

Property level information by geographic region and property type as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, is as follows:

	As of June 30, 2013				As of June 30, 2012
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property square feet (in thousands):
Metro Chicago, IL	3,601	1,166	104	4,871	3,592	1,164	104	4,860
Oahu, HI	—	—	17,914	17,914	—	—	17,876	17,876
Metro Philadelphia, PA	4,597	255	—	4,852	4,596	255	—	4,851
Other Markets	13,853	18,927	12,300	45,080	12,306	17,244	10,733	40,283
Totals	22,051	20,348	30,318	72,717	20,494	18,663	28,713	67,870

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Chicago, IL	$25,747	$6,200	$111	$32,058	$26,472	$6,748	$111	$33,331
Oahu, HI	—	—	20,976	20,976	—	—	18,298	18,298
Metro Philadelphia, PA	25,503	893	—	26,396	29,287	940	—	30,227
Other Markets	88,555	82,684	24,097	195,336	77,492	69,453	20,996	167,941
Totals	$139,805	$89,777	$45,184	$274,766	$133,251	$77,141	$39,405	$249,797

Property NOI:
Metro Chicago, IL	$13,411	$3,155	$102	$16,668	$13,909	$3,660	$103	$17,672
Oahu, HI	—	—	16,624	16,624	—	—	14,171	14,171
Metro Philadelphia, PA	12,905	249	—	13,154	16,193	227	—	16,420
Other Markets	48,810	51,307	18,449	118,566	42,265	41,273	14,962	98,500
Totals	$75,126	$54,711	$35,175	$165,012	$72,367	$45,160	$29,236	$146,763

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	CBD	Suburban	Industrial &		CBD	Suburban	Industrial &
	Office	Office	Other	Totals	Office	Office	Other	Totals
Property rental income:
Metro Chicago, IL	$50,896	$12,791	$222	$63,909	$51,047	$12,611	$222	$63,880
Oahu, HI	—	—	42,187	42,187	—	—	38,193	38,193
Metro Philadelphia, PA	54,634	1,768	—	56,402	58,587	1,784	—	60,371
Other Markets	177,026	162,351	47,939	387,316	151,756	137,889	41,086	330,731
Totals	$282,556	$176,910	$90,348	$549,814	$261,390	$152,284	$79,501	$493,175

Property NOI:
Metro Chicago, IL	$25,680	$6,825	$204	$32,709	$26,287	$6,623	$207	$33,117
Oahu, HI	—	—	33,361	33,361	—	—	29,685	29,685
Metro Philadelphia, PA	28,701	454	—	29,155	31,777	430	—	32,207
Other Markets	99,438	99,336	36,402	235,176	86,278	82,246	29,372	197,896
Totals	$153,819	$106,615	$69,967	$330,401	$144,342	$89,299	$59,264	$292,905

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental income	$274,766	$249,797	$549,814	$493,175
Operating expenses	(109,754)	(103,034)	(219,413)	(200,270)
Property net operating income (NOI)	$165,012	$146,763	$330,401	$292,905

Property NOI	$165,012	$146,763	$330,401	$292,905
Depreciation and amortization	(67,389)	(60,433)	(133,912)	(118,452)
General and administrative	(21,653)	(12,595)	(38,919)	(24,131)
Acquisition related costs	(145)	(1,434)	(773)	(3,936)
Operating income	75,825	72,301	156,797	146,386

Interest and other income	250	360	708	645
Interest expense	(43,762)	(50,237)	(96,106)	(99,343)
Loss on early extinguishment of debt	—	(1,608)	(60,027)	(1,675)
Equity in earnings of investees	159	2,829	4,421	5,787
Gain on sale of equity investment	—	—	66,293	—
Income from continuing operations before income tax expense	32,472	23,645	72,086	51,800
Income tax expense	(754)	(92)	(1,742)	(584)
Income from continuing operations	31,718	23,553	70,344	51,216
Loss from discontinued operations	(311)	(3,317)	(2,223)	(6,406)
Loss on asset impairment from discontinued operations	(4,589)	—	(8,535)	—
Gain on sale of properties from discontinued operations	2,099	350	3,359	350
Income before gain on sale of properties	28,917	20,586	62,945	45,160
Gain on sale of properties	—	—	1,596	—
Net income	$28,917	$20,586	$64,541	$45,160

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

Pursuant to our business management agreement with RMR and the business management agreement between SIR and RMR, the business management fees we and SIR recognized on a consolidated basis were $12,051 and $10,647 for the three months ended June 30, 2013 and 2012, respectively, and $23,956 and $21,030 for the six months ended June 30, 2013 and 2012, respectively.  Excluding fees recognized by SIR, the business management fees we recognized were $9,792 and $9,395 for the three months ended June 30, 2013 and 2012, respectively, and $19,530 and $19,531 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses and loss from discontinued operations, as appropriate, in our condensed consolidated financial statements.

In connection with our property management agreement with RMR and the property management agreement between SIR and RMR, the aggregate property management and construction supervision fees we and SIR recognized on a consolidated basis were $8,608 and $7,966 for the three months ended June 30, 2013 and 2012, respectively, and $16,984 and $15,890 for the six months ended June 30, 2013 and 2012, respectively.  Excluding fees recognized by SIR, the property management fees and construction supervision fees we recognized were $7,297 and $7,192 for the three months ended June 30, 2013 and 2012, respectively, and $14,415 and $14,958 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

MacarthurCook Fund Management Limited, or MacarthurCook, previously provided us with business and property management services with respect to our investments in Australia.  Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours.  The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook.  RMR Australia is owned by our Managing Trustees and it has been granted an Australian financial services license by the Australian Securities & Investments Commission.  Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement.  Pursuant to the Australia Management Agreement, the aggregate business and property management fees we recognized during the three and six months ended June 30, 2013 were $445 and $765, respectively.  The Australia Management Agreement was approved by our Compensation Committee, which is composed solely of Independent Trustees.

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

Until March 15, 2013, we were GOV’s largest shareholder.  On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of $239,576.  In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares.  We incurred $303 of reimbursements payable to GOV pursuant to this agreement.  In addition, under the registration agreement, GOV agreed to indemnify CWH, our officers, Trustees and controlling persons, and we agreed to indemnify GOV and GOV’s officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended; and we and GOV agreed to reimburse payments that the other may make in respect of those liabilities.

SIR was formerly our 100% owned subsidiary.  We are SIR’s largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries.  As of June 30, 2013, we owned 22,000,000 common shares of SIR, which represented approximately 56.0% of SIR’s outstanding common shares, and as of SIR’s completion of its public equity offering on July 2, 2013, our SIR common shares ownership represented approximately 44.2% of SIR’s outstanding common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of SIR.  In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.  RMR provides management services to both us and SIR.

On March 12, 2012, SIR completed an initial public offering pursuant to which it issued 9,200,000 of its common shares for net proceeds (after deducting underwriters’ discounts and commissions and estimated expenses) of $180,814.  SIR applied those net proceeds, along with proceeds from drawings under SIR’s revolving credit facility, to repay in full a $400,000 demand promissory note that we received from SIR on February 16, 2012, along with 22,000,000 SIR common shares, in exchange for our transfer to SIR of 251 properties (approximately 21,400,000 rentable square feet).  SIR also reimbursed us for costs that we incurred in connection with SIR’s organization and preparation for its initial public offering.

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

On March 25, 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we own, and we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering.  SIR’s obligation to register the shares for resale in an offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement.  We incurred $622 of reimbursements payable to SIR pursuant to this agreement.  SIR agreed to indemnify us, our officers, Trustees and controlling persons, and we agreed to indemnify SIR and SIR’s officers, trustees and controlling persons, against certain liabilities in connection with an offering, including liabilities under the Securities Act of 1933, as amended; and we and SIR agreed to reimburse payments that the other may make in respect of those liabilities.  SIR has an effective registration statement on Form S-3, which permits resales of SIR’s shares by selling shareholders, pursuant to which, and subject to the terms of the registration agreement, we may be able to sell our SIR common shares in a registered offering.  Further, in connection with SIR’s underwritten public offering of its common shares on July 2, 2013, we agreed to not sell our SIR common shares prior to August 27, 2013, without the consent of the designated underwriter.

We (excluding SIR), RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of June 30, 2013, we and SIR collectively have invested $10,544 in AIC since AIC’s formation in November 2008.  SIR became a shareholder of AIC during the quarter ended June 30, 2012.  We and SIR each use the equity method to account for this investment because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR’s trustees are also directors of AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we and SIR collectively paid premiums, including taxes and fees, of $5,984 in connection with that renewal, which amount may be adjusted from time to time as we or SIR acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We and SIR may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

OVERVIEW

We are a REIT organized under Maryland law.  The majority of the properties owned by us (excluding SIR), or our wholly owned properties, are office buildings in CBD and suburban locations throughout the United States.  Our wholly owned property portfolio also includes 8.8 million square feet of industrial and other space as well as 1.8 million square feet of office and industrial buildings located in Australia.  SIR, which was our consolidated subsidiary until July 2, 2013, when, following SIR’s completion of an underwritten public offering of its common shares, we ceased to own a majority of SIR’s common shares, owns 25.4 million square feet of primarily net leased, single tenant office and industrial properties, including 17.8 million square feet of primarily leasable industrial and commercial lands located in Oahu, HI.

SIR was formerly our 100% owned subsidiary.  In March 2012, SIR completed its initial public offering and became a publicly held company with shares listed on the NYSE.  We are SIR’s largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries.  As of June 30, 2013, we owned 22,000,000 common shares of SIR, which represented approximately 56.0% of SIR’s outstanding common shares, and as of SIR’s completion of its public equity offering on July 2, 2013, our SIR common share ownership represented approximately 44.2% of SIR’s outstanding common shares.  SIR has agreed to register with the SEC up to all of our SIR shares for resale, and SIR currently has an effective registration statement that may allow us to register our SIR shares for resale.  See Note 15 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our agreements with SIR.

GOV was formerly our 100% owned subsidiary.  In June 2009, GOV completed its initial public offering and became a publicly held company with shares listed on the NYSE.  We used the equity method to account for our ownership of GOV.  On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for net proceeds of $239.6 million (after deducting underwriters’ discounts and commissions and expenses).  We recognized a gain on the sale of this equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.

On February 26, 2013, Corvex/Related publicly disclosed their recent accumulation of the Company’s common shares.  Corvex/Related have since undertaken a series of actions in an effort to influence and control us, including publishing “open” letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the common shares of the Company, and running a purported consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees.  By letter dated March 28, 2013, Corvex/Related made a conditional purported offer to purchase all of the Company’s common shares for $24.50 per share, without disclosing any specific financing plan, and presented the Company with three options:  accept Corvex/Related’s offer to acquire the Company, sell the Company to a higher bidder, or face a consent solicitation to remove the entire Board of Trustees of the Company without cause.  On April 15, 2013, we announced that, after considering the information provided by Corvex/Related, our Board of Trustees unanimously determined not to pursue discussions with Corvex/Related about their conditional, not fully financed, offer.  We also announced on that date that, after considering alternatives, and with the advice and assistance of financial and legal advisors, our Board of Trustees unanimously determined that the interests of the Company and our shareholders would be best served by continued implementation of our current business plan to (i) concentrate investments in CBD office properties, (ii) divest non-core properties and other assets, and (iii) reduce debt, and not to pursue a sale of the Company at the time.

On April 10, 2013, Corvex/Related filed a definitive consent solicitation statement for their proposal to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related unilaterally, publicly stated that they believed the record date for their purported consent solicitation was April 22, 2013 and Corvex/Related solicited consents from our shareholders as of that date to their removal proposal.  On June 21, 2013, Corvex delivered to the Company a letter and enclosed materials that it claimed were written consents from the Company’s shareholders that effectuated the immediate removal of the Company’s entire Board of Trustees. That same day, Corvex/Related, delivered a second letter to the Company’s Independent Trustees repeating the assertion that the Independent Trustees are no longer Trustees of the Company and issued a press release making similar assertions and stating:

“[Corvex/Related] will hold each former trustee personally accountable if they attempt to illegitimately usurp corporate authority they do not have. [Corvex/Related] advise third parties that do business with CommonWealth that we reserve the right to challenge any corporate action that may be taken by these former trustees on or after today as invalid.”

The legal effectiveness of the Corvex/Related purported consent solicitation is the subject of legal proceedings before an arbitration panel.  We believe that the Corvex/Related consent solicitation has no legal effect because, among other things, under our declaration of trust and bylaws, the power to set a record date for a consent solicitation rests with the Company’s Board of Trustees and our Board of Trustees did not set such a record date for the Corvex/Related purported consent solicitation as the Corvex/Related request for a record date did not comply with requirements in our governing documents.  Moreover, our Board of Trustees believes that the removal of all of our Trustees without cause and in one removal action conflicts with our Board’s election to be subject to certain provisions of the Maryland Unsolicited Takeovers Act.  Given the position of our Board of Trustees and the fact that the validity of the Corvex/Related purported consent solicitation is the subject of legal proceedings before an arbitration panel, the Company determined not to solicit consent revocation cards. On June 24, 2013, the Company responded to the letters from Corvex/Related pointing out that the effectiveness of the Corvex/Related consent solicitation is currently the subject of proceedings before an arbitration panel and that the Board of Trustees would continue to manage the Company unless and until the arbitration panel directs otherwise.  To date, no court or arbitration panel has ruled that the Corvex/Related purported consent solicitation is legally effective.

We believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective or if third parties refuse to do business with the Company on customary terms until the arbitration panel rules, the removal of all of the Company’s Trustees, or the Corvex/Related assertion that such a removal has occurred may, among other things, disrupt the Company’s business and operations and affect its ability to pay dividends and borrow.  For a further discussion of the legal proceedings described above, please see the section captioned “Legal Proceedings” in Part II, Item 1 in this Quarterly Report on Form 10-Q; and for a further discussion of the risks related to the Corvex/Related activities, please see the section captioned “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q.

References to our properties in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include our consolidated properties, including SIR’s properties, unless the context otherwise provides.

Property Operations

As of June 30, 2013, 89.2% of our total square feet was leased, compared to 89.8% leased as of June 30, 2012.  These results reflect a 1.3 percentage point decrease in occupancy at properties we owned continuously since January 1, 2012, offset by occupancy at properties acquired since January 1, 2012.  Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2013	2012 (3)	2013	2012
Total consolidated properties	445	424	418	418
Total square feet	72,717	67,870	65,266	65,266
Percent leased(4)	89.2%	89.8%	88.4%	89.7%

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

As of June 30, 2013, we had 30 office properties and 40 industrial properties with a combined 4,408,623 square feet classified as held for sale.  Results of operations for properties sold or held for sale as of June 30, 2013 are included in discontinued operations in our condensed consolidated statements of operations.  These properties and their operating results are excluded from the data in the preceding paragraph and, except as noted, from the balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The average effective rental rate per square foot, as defined below, for our properties for the three and six months ended June 30, 2013 and 2012 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CBD office buildings	$29.64	$29.58	$33.22	$31.20
Suburban office buildings	$21.11	$20.63	$21.89	$19.90
Industrial properties (including Hawaii land leases)	$6.30	$5.80	$6.50	$5.87
Consolidated portfolio	$17.02	$16.61	$18.03	$16.68

(1)   Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified.  Data presented excludes properties classified in discontinued operations.

During the three months ended June 30, 2013, we renewed leases for 959,000 square feet and entered into new leases for 628,000 square feet, at weighted average cash rental rates that were approximately 0.2% below rents previously charged for the same space.  The weighted average lease term based on square feet for leases entered into during 2013 was 6.9 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the three months ended June 30, 2013 totaled $49.7 million, or $31.35 per square foot on average (approximately $4.54 per square foot per year of the lease term).

Leasing market conditions in the majority of our markets appear to be stabilizing, but remain weak.  Required tenant concessions, including tenant improvements, leasing brokerage commissions, tenant reimbursements and free rent, have increased in certain markets since 2008 and may continue to increase there or in other markets depending on market and competitive conditions.  Tenant concessions are generally amortized during the terms of the affected leases.  We believe that the stubbornly high unemployment rate and weak leasing market conditions in the United States may result in stable, or even decreases in, occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through 2013.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will be on our occupancy, rental income or financial results for future periods.

We review all of our long lived assets for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred.  We determined the net carrying value of six properties sold during the three months ended June 30, 2013 and 70 properties that were classified as held for sale as of June 30, 2013 exceeded their estimated fair value based on sales prices and purchase offers, resulting in impairment charges aggregating $4.6 million.

As of June 30, 2013, approximately 4.1% of our consolidated leased square feet and 4.0% of our consolidated annualized rental income, determined as set forth below, are included in leases scheduled to expire through December 31, 2013.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated.  Lease expirations by year, as of June 30, 2013, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Income	Income	Income
Year	Expiring	Expiring(1)	Expiring	Expiring	Expiring(2)	Expiring	Expiring
2013	315	2,685	4.1%	4.1%	$41,254	4.0%	4.0%
2014	337	3,462	5.3%	9.4%	60,151	5.9%	9.9%
2015	356	5,247	8.1%	17.5%	101,155	9.9%	19.8%
2016	344	6,924	10.7%	28.2%	108,494	10.6%	30.4%
2017	285	4,529	7.0%	35.2%	101,563	9.9%	40.3%
2018	205	5,550	8.6%	43.8%	97,546	9.5%	49.8%
2019	94	5,274	8.1%	51.9%	71,202	6.9%	56.7%
2020	85	3,961	6.1%	58.0%	87,582	8.5%	65.2%
2021	56	2,621	4.0%	62.0%	47,943	4.7%	69.9%
2022	108	4,523	7.0%	69.0%	58,875	5.7%	75.6%
Thereafter	182	20,053	31.0%	100.0%	249,226	24.4%	100.0%
Total	2,367	64,829	100.0%		$1,024,991	100.0%

Weighted average remaining lease term (in years):		8.1			6.7

(1)         Square feet is pursuant to existing leases as of June 30, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)         Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2013, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of June 30, 2013, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

				% of
				Annualized
		Square	% of Total	Rental
Tenant		Feet(1)	Square Feet(1)	Income(2)	Expiration
1.	Bank of America N.A.	738	1.1%	1.8%	2013 to 2026
2.	Telstra Corporation Limited	311	0.5%	1.7%	2020
3.	Office Depot, Inc.	651	1.0%	1.7%	2016 and 2023
4.	U.S. Government	614	0.9%	1.5%	2013 to 2032
5.	Expedia, Inc.	365	0.6%	1.5%	2018
6.	PNC Financial Services Group	587	0.9%	1.4%	2017 to 2021
7.	John Wiley & Sons, Inc.	342	0.5%	1.4%	2017
8.	J.P. Morgan Chase & Co.	412	0.6%	1.2%	2015 to 2025
9.	The Bank of New York Mellon Corp.	395	0.6%	1.1%	2015 to 2021
10.	Flextronics International Ltd.	1,051	1.6%	1.0%	2019
11.	Royal Dutch Shell plc	631	1.0%	1.0%	2016
12.	United Healthcare Services Inc.	483	0.7%	1.0%	2013 to 2023
13.	Orbital Sciences Corp.	337	0.5%	1.0%	2023
	Total	6,917	10.5%	17.3%

(1)   Square feet is pursuant to existing leases as of June 30, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)   Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2013, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

Investment and Disposition Activities

During the six months ended June 30, 2013, we (excluding SIR) sold a land parcel, seven suburban office properties and 17 industrial properties with a combined 2,265,228 square feet for an aggregate sale price of $40.8 million, excluding closing costs, which properties were previously classified as held for sale.  As a result of an eminent domain taking, we also sold a land parcel adjacent to one of our CBD office buildings located in Boston, MA for $1.8 million, excluding closing costs.  In addition, we (excluding SIR) continue to market for sale some of our other wholly owned suburban office and industrial properties which are currently not achieving occupancy or rents we consider acceptable and where we have concluded that improvement may be extensively delayed or financially expensive to achieve.  These properties consist of 30 office properties and 40 industrial properties with a combined 4,408,623 square feet.  As of August 6, 2013, we have 49 of these properties with a combined 2,283,345 square feet under agreement to sell for an aggregate sale price of $67.5 million, excluding closing costs.  We expect to complete the sale of the 49 properties currently under agreement and the remaining 21 properties listed for sale during 2013; however, there is no assurance that these properties will be sold in that time period or at all.  We occasionally also consider selling properties which may be performing to our desired expectations if such sales meet our strategic objective of becoming a CBD focused office REIT and if such sales can be achieved for valuations which we believe are reasonable.

Since January 1, 2013, SIR has acquired six properties with a combined 1,089,960 square feet for an aggregate purchase price of $301.9 million, excluding closing costs.  At the time of acquisition, these properties were 100% leased for a weighted average (by rents) term of 11.2 years and generated property NOI which yielded approximately 8.5% of the aggregate gross purchase price, based on estimated GAAP rental income, excluding adjustments for above and below market lease value amortization, less property operating expenses.

On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters’ discounts and commissions and expenses).  We recognized a gain on this sale of an equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.  Net proceeds from this sale were used to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of our senior notes that were tendered in the tender offer discussed below.

For more information regarding these transactions, please see Note 4 and Note 6 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering for $19.00 per common share, raising gross proceeds of $655.5 million ($626.9 million after deducting underwriters’ discounts and commissions and estimated expenses).  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer described below.

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

For more information regarding our and SIR’s financing sources and activities, please see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

	Comparable Properties Results(1)				Acquired Properties Results(2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2013	2012	Change	Change	2013	2012	Change	2013	2012	Change	Change
	(in thousands)				(in thousands)			(in thousands, except per share data)
Rental income	$247,012	$248,480	$(1,468)	(0.6)%	$27,754	$1,317	$26,437	$274,766	$249,797	$24,969	10.0%
Operating expenses	100,647	102,776	(2,129)	(2.1)%	9,107	258	8,849	109,754	103,034	6,720	6.5%
Net operating income(3)	$146,365	$145,704	$661	0.5%	$18,647	$1,059	$17,588	165,012	146,763	18,249	12.4%

Other expenses:
Depreciation and amortization								67,389	60,433	6,956	11.5%
General and administrative								21,653	12,595	9,058	71.9%
Acquisition related costs								145	1,434	(1,289)	(89.9)%
Total other expenses								89,187	74,462	14,725	19.8%
Operating income								75,825	72,301	3,524	4.9%
Interest and other income								250	360	(110)	(30.6)%
Interest expense								(43,762)	(50,237)	6,475	(12.9)%
Loss on early extinguishment of debt								—	(1,608)	1,608	(100.0)%
Equity in earnings of investees								159	2,829	(2,670)	(94.38)%
Income from continuing operations before income tax expense								32,472	23,645	8,827	37.3%
Income tax expense								(754)	(92)	(662)	719.6%
Income from continuing operations								31,718	23,553	8,165	34.7%
Discontinued operations:
Loss from discontinued operations								(311)	(3,317)	3,006	(90.6)%
Loss on asset impairment from discontinued operations								(4,589)	—	(4,589)	100.0%
Gain on sale of properties from discontinued operations								2,099	350	1,749	499.7%
Net income								28,917	20,586	8,331	40.5%
Net income attributable to noncontrolling interest in consolidated subsidiary								(10,028)	(4,521)	(5,507)	121.8%
Net income attributable to CommonWealth REIT								18,889	16,065	2,824	17.6%
Preferred distributions								(11,151)	(13,823)	2,672	(19.3)%
Net income available for CommonWealth REIT common shareholders								$7,738	$2,242	$5,496	245.1%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations								$10,539	$5,209	$5,330	102.3%
Loss from discontinued operations								(311)	(3,317)	3,006	(90.6)%
Loss on asset impairment from discontinued operations								(4,589)	—	(4,589)	100.0%
Gain on sale of properties from discontinued operations								2,099	350	1,749	499.7%
Net income								$7,738	$2,242	$5,496	245.1%

Weighted average common shares outstanding — basic and diluted								118,309	83,727	34,582	41.3%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations								$0.09	$0.06	$0.03	50.0%
Loss from discontinued operations								$(0.02)	$(0.04)	$0.02	(50.0)%
Net income available for common shareholders								$0.07	$0.03	$0.04	133.3%

(1)              Comparable properties consist of 420 properties we owned continuously from April 1, 2012 to June 30, 2013, excluding properties classified as held for sale.

(2)              Acquired properties consist of 25 and three (which three are included in the 25) properties we owned on June 30, 2013 and 2012, respectively, and which we acquired during the period from April 1, 2012 to June 30, 2013.

(3)              We calculate Net Operating Income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

Calculation of Funds from Operations, or FFO, and Normalized FFO

		Three Months Ended June 30,
		2013	2012
		(in thousands, except per share data)

Calculation of FFO:(1)
Net income attributable to CommonWealth REIT		$18,889	$16,065
Plus:	depreciation and amortization from continuing operations	67,389	60,433
Plus:	depreciation and amortization from discontinued operations	—	3,119
Plus:	loss on asset impairment from discontinued operations	4,589	—
Plus:	FFO from investees	159	5,242
Plus:	net income attributable to noncontrolling interest	10,028	4,521
Less:	FFO attributable to noncontrolling interest	(13,239)	(5,412)
Less:	gain on sale of properties from discontinued operations	(2,099)	(350)
Less:	equity in earnings of investees	(159)	(2,829)
FFO attributable to CommonWealth REIT		85,557	80,789
Less:	preferred distributions	(11,151)	(13,823)
FFO available for CommonWealth REIT common shareholders		$74,406	$66,966

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT		$85,557	$80,789
Plus:	acquisition related costs from continuing operations	145	1,434
Plus:	normalized FFO from investees	159	5,293
Plus:	loss on early extinguishment of debt from continuing operations	—	1,608
Plus:	average minimum rent from direct financing lease	329	329
Plus:	FFO attributable to noncontrolling interest	13,239	5,412
Less:	normalized FFO attributable to noncontrolling interest	(13,308)	(5,611)
Less:	FFO from investees	(159)	(5,242)
Less:	interest earned from direct financing lease	(292)	(373)
Normalized FFO attributable to CommonWealth REIT		85,670	83,639
Less:	preferred distributions	(11,151)	(13,823)
Normalized FFO available for CommonWealth REIT common shareholders		$74,519	$69,816

Weighted average common shares outstanding - basic and diluted(2)		118,309	83,727

Per common share:
FFO available for CommonWealth REIT common shareholders - basic and diluted(2)		$0.63	$0.80
Normalized FFO available for CommonWealth REIT common shareholders - basic and diluted(2)		$0.63	$0.83

(1)         We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on real estate asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, equity in earnings from investees and FFO attributable to noncontrolling interest.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, gain from sale of equity investment, loss on early extinguishment of debt, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interest.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that FFO and

Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(2)         Assuming no fundamental change (as described in Note 13 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) has occurred, at June 30, 2013, we had 15,180,000 series D preferred shares outstanding that were convertible into 7,298,165 common shares and the effect of a conversion of our convertible preferred shares on FFO and Normalized FFO available for CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

We refer to the 420 properties we owned continuously from April 1, 2012 to June 30, 2013, excluding properties classified as held for sale, as comparable properties.  We refer to the 25 and three (which three are included in the 25) properties that we owned as of June 30, 2013 and 2012, respectively, which we acquired during the period from April 1, 2012 to June 30, 2013, as acquired properties.  Our condensed consolidated statement of operations for the three months ended June 30, 2013 includes the operating results of 25 acquired properties for the entire period, as we acquired these properties prior to April 1, 2013.  Our condensed consolidated statement of operations for the three months ended June 30, 2012 includes the operating results of three acquired properties for less than the entire period (and then only to the extent either of those properties were acquired during that period), as those properties were purchased during the period from April 1, 2012 to June 30, 2012.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Rental income.  Rental income increased for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to our acquisition of 20 properties in 2012 and five properties in 2013.  Rental income from our CBD Office segment increased by $6.6 million, or 4.9%, primarily reflecting our acquisition of five CBD office properties in 2012 located in our Other Markets region, partially offset by the decline in occupancy at our comparable properties primarily located in our Metro Philadelphia, PA region, as presented in the segment information in Note 14 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Rental income from our Suburban Office segment increased $12.6 million, or 16.4%, primarily reflecting our acquisition of 17 suburban office properties since April 1, 2012 located in our Other Markets region.  Rental income from our Industrial & Other segment increased by $5.8 million, or 14.7%, primarily reflecting our acquisition of three industrial properties since April 1, 2012 located in our Other Markets and Oahu, HI regions, and rental rate increases at our comparable properties in our Oahu, HI region.  Rental income includes non-cash straight line rent adjustments totaling $8.8 million in the 2013 period and $10.1 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.4 million in the 2013 period and $2.7 million in the 2012 period.  Rental income also includes lease termination fees totaling $1.0 million in the 2013 period and $1.0 million in the 2012 period.

Operating expenses.  The increase in operating expenses primarily reflects our acquisition of 25 properties since April 1, 2012.  The decrease in operating expenses at our comparable properties primarily reflects a lease expansion and modification at one of our properties located in our Industrial & Other segment which provides for direct payments by our tenant of expenses previously paid to service providers by us.

Total other expenses.  The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since April 1, 2012, and an increase in general and administrative expenses for legal and consulting fees due to litigation associated with Corvex/Related, partially offset by lower acquisition related costs for our acquisition activities in the 2013 period compared to the 2012 period.

Interest and other income.  The decrease in interest and other income primarily reflects lower interest income during the 2013 period, partially offset by interest income from mortgage financing we provided to the buyers of some of the properties we sold during 2013 and 2012.

Interest expense.  The decrease in interest expense in the 2013 period primarily reflects the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012 and the purchase of $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, partially offset by the assumption of $211.3 million of mortgage debt since April 1, 2012, SIR’s new term loan in July 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $12.7 million of 6.06% mortgage debt in May 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from GOV and AIC.  The decrease in earnings of investees primarily reflects our sale in March 2013 of all 9,950,000 common shares that we owned of GOV, partially offset by SIR’s investment in AIC in May 2012.

Income tax expense.  The increase in income tax expense primarily reflects tax rate increases in Australia.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from 70 properties that are currently being marketed for sale, six properties sold in 2013 and three properties sold in 2012.

Loss from asset impairment from discontinued operations.  The 2013 loss on asset impairment reflects the write down to estimated fair value of six properties sold during the three months ended June 30, 2013 and 70 properties that are currently being marketed for sale.

Gain on sale of properties from discontinued operations.  Gain on sale of properties reflects gains totaling $2.1 million from the sale of five office properties and one industrial property during the 2013 period.  Gain on sale of properties totaling $350,000 reflects the gains from the sale of two office properties during the 2012 period.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

	Comparable Properties Results(1)				Acquired Properties Results(2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2013	2012	Change	Change	2013	2012	Change	2013	2012	Change	Change
	(in thousands)				(in thousands)			(in thousands, except per share data)
Rental income	$473,051	$473,067	$(16)	(0.0)%	$76,763	$20,108	$56,655	$549,814	$493,175	$56,639	11.5%
Operating expenses	190,822	189,326	1,496	0.8%	28,591	10,944	17,647	219,413	200,270	19,143	9.6%
Net operating income(3)	$282,229	$283,741	$(1,512)	(0.5)%	$48,172	$9,164	$39,008	330,401	292,905	37,496	12.8%

Other expenses:
Depreciation and amortization								133,912	118,452	15,460	13.1%
General and administrative								38,919	24,131	14,788	61.3%
Acquisition related costs								773	3,936	(3,163)	(80.4)%
Total other expenses								173,604	146,519	27,085	18.5%
Operating income								156,797	146,386	10,411	7.1%
Interest and other income								708	645	63	9.8%
Interest expense								(96,106)	(99,343)	3,237	(3.3)%
Loss on early extinguishment of debt								(60,027)	(1,675)	(58,352)	3483.7%
Equity in earnings of investees								4,421	5,787	(1,366)	(23.60)%
Gain on sale of equity investment								66,293	—	66,293	100.0%
Income from continuing operations before income tax expense								72,086	51,800	20,286	39.2%
Income tax expense								(1,742)	(584)	(1,158)	198.3%
Income from continuing operations								70,344	51,216	19,128	37.3%
Discontinued operations:
Loss from discontinued operations								(2,223)	(6,406)	4,183	(65.3)%
Loss on asset impairment from discontinued operations								(8,535)	—	(8,535)	100.0%
Gain on sale of properties from discontinued operations								3,359	350	3,009	859.7%
Income before gain on sale of properties								62,945	45,160	17,785	39.4%
Gain on sale of properties								1,596	—	1,596	100.0%
Net income								64,541	45,160	19,381	42.9%
Net income attributable to noncontrolling interest in consolidated subsidiary								(19,985)	(5,415)	(14,570)	269.1%
Net income attributable to CommonWealth REIT								44,556	39,745	4,811	12.1%
Preferred distributions								(22,302)	(27,646)	5,344	(19.3)%
Net income available for CommonWealth REIT common shareholders								$22,254	$12,099	$10,155	83.9%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations								$29,653	$18,155	$11,498	63.3%
Loss from discontinued operations								(2,223)	(6,406)	4,183	(65.3)%
Loss on asset impairment from discontinued operations								(8,535)	—	(8,535)	100.0%
Gain on sale of properties from discontinued operations								3,359	350	3,009	859.7%
Net income								$22,254	$12,099	$10,155	83.9%

Weighted average common shares outstanding — basic and diluted								106,298	83,724	22,574	27.0%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations								$0.28	$0.22	$0.06	27.3%
Loss from discontinued operations								$(0.07)	$(0.07)	$—	0.0%
Net income available for common shareholders								$0.21	$0.14	$0.07	50.0%

(1)              Comparable properties consist of 418 properties we owned continuously from January 1, 2012 to June 30, 2013, excluding properties classified as held for sale.

(2)              Acquired properties consist of 27 and five (which five are included in the 27) properties we owned on June 30, 2013 and 2012, respectively, and which we acquired during the period from January 1, 2012 to June 30, 2013.

(3)              See Note (3) on page 32 for further information regarding net operating income.

Calculation of FFO and Normalized FFO

		Six Months Ended June 30,
		2013	2012
		(in thousands, except per share data)

Calculation of FFO:(1)
Net income attributable to CommonWealth REIT		$44,556	$39,745
Plus:	depreciation and amortization from continuing operations	133,912	118,452
Plus:	depreciation and amortization from discontinued operations	—	6,451
Plus:	loss on asset impairment from discontinued operations	8,535	—
Plus:	FFO from investees	4,901	10,598
Plus:	net income attributable to noncontrolling interest	19,985	5,415
Less:	FFO attributable to noncontrolling interest	(26,128)	(6,474)
Less:	gain on sale of properties	(1,596)	—
Less:	gain on sale of properties from discontinued operations	(3,359)	(350)
Less:	equity in earnings of investees	(4,421)	(5,787)
FFO attributable to CommonWealth REIT		176,385	168,050
Less:	preferred distributions	(22,302)	(27,646)
FFO available for CommonWealth REIT common shareholders		$154,083	$140,404

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT		$176,385	$168,050
Plus:	acquisition related costs from continuing operations	773	3,936
Plus:	normalized FFO from investees	4,906	10,660
Plus:	loss on early extinguishment of debt from continuing operations	60,027	1,675
Plus:	average minimum rent from direct financing lease	658	658
Plus:	FFO attributable to noncontrolling interest	26,128	6,474
Less:	normalized FFO attributable to noncontrolling interest	(26,431)	(6,673)
Less:	FFO from investees	(4,901)	(10,598)
Less:	interest earned from direct financing lease	(605)	(766)
Less:	gain on sale of equity investment	(66,293)	—
Normalized FFO attributable to CommonWealth REIT		170,647	173,416
Less:	preferred distributions	(22,302)	(27,646)
Normalized FFO available for CommonWealth REIT common shareholders		$148,345	$145,770

Weighted average common shares outstanding - basic and diluted(2)		106,298	83,724

Per common share:
FFO available for CommonWealth REIT common shareholders - basic and diluted(2)		$1.45	$1.68
Normalized FFO available for CommonWealth REIT common shareholders - basic and diluted (2)		$1.40	$1.74

(1)         See Note (1) on page 34 for further information regarding FFO and Normalized FFO.

(2)         Assuming no fundamental change (as described in Note 13 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) has occurred, at June 30, 2013, we had 15,180,000 series D preferred shares outstanding that were convertible into 7,298,165 common shares and the effect of a conversion of our convertible preferred shares on FFO and Normalized FFO available for CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

We refer to the 418 properties we owned continuously from January 1, 2012 to June 30, 2013, excluding properties classified as held for sale, as comparable properties.  We refer to the 27 and five (which five are included in the 27) properties that we owned as of June 30, 2013 and 2012, respectively, which we acquired during the period from January 1, 2012 to June 30, 2013, as acquired properties.  Our condensed consolidated statement of operations for the six months ended June 30, 2013 includes the operating results of 22 acquired properties for the entire period, as we acquired these properties prior to January 1, 2013, and the operating results of five acquired properties for less than the entire period, as those properties were purchased during the six months ended June 30, 2013.  Our condensed consolidated statement of operations for the six months ended June 30, 2012 includes the operating results of five acquired properties for less than the entire period (and then only to the extent either of those properties were acquired during that period), as those properties were purchased during the period from January 1, 2012 to June 30, 2012.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Rental income.  Rental income increased for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to our acquisition of 22 properties in 2012 and five properties in 2013.  Rental income from our CBD Office segment increased by $21.2 million, or 8.1%, primarily reflecting our acquisition of seven CBD office properties in 2012 primarily located in our Other Markets region, partially offset by the decline in occupancy at our comparable properties located in our Metro Philadelphia, PA region, as presented in the segment information in Note 14 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Rental income from our Suburban Office segment increased $24.6 million, or 16.2%, primarily reflecting our acquisition of 17 suburban office properties since January 1, 2012 located in our Other Markets region.  Rental income from our Industrial & Other segment increased by $10.8 million, or 13.6%, primarily reflecting our acquisition of three industrial properties since January 1, 2012 located in our Other Markets and Oahu, HI regions, and rental rate increases at our comparable properties in our Oahu, HI region.  Rental income includes non-cash straight line rent adjustments totaling $19.8 million in the 2013 period and $18.2 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $5.0 million in the 2013 period and $4.8 million in the 2012 period.  Rental income also includes lease termination fees totaling $1.4 million in the 2013 period and $2.1 million in the 2012 period.

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

Total other expenses.  The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since January 1, 2012, an increase in general and administrative expenses related to SIR operating as a separate public company and an increase in legal and consulting fees due to litigation associated with Corvex/Related, partially offset by lower acquisition related costs for our acquisition activities in the 2013 period compared to the 2012 period.

Interest and other income.  The increase in interest and other income primarily reflects interest income from mortgage financing we provided to the buyers of some of the properties we sold during 2013 and 2012, partially offset by lower interest income during the 2013 period.

Interest expense.  The decrease in interest expense in the 2013 period primarily reflects the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012 and the purchase of $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, partially offset by the assumption of $359.2 million of mortgage debt since January 1, 2012, SIR’s new term loan in July 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2013 period reflects the difference between $726.2 million paid to purchase $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and estimated expenses.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayments of $150.7 million of our 6.95% unsecured senior notes in January 2012 and $12.7 million of 6.06% mortgage debt in May 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from GOV and AIC.  The decrease in earnings of investees primarily reflects our sale in March 2013 of all 9,950,000 common shares that we owned of GOV, partially offset by SIR’s investment in AIC in May 2012.

Gain on sale of equity investment.  The gain on sale of equity investment reflects the sale in March 2013 of all 9,950,000 common shares that we owned of GOV at a per share sales price in excess of our per share carrying value.

Income tax expense.  The increase in income tax expense primarily reflects tax rate increases in Australia.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from 70 properties that are currently being marketed for sale, 24 properties sold in 2013 and three properties sold in 2012.

Loss from asset impairment from discontinued operations.  The 2013 loss on asset impairment reflects the write down to estimated fair value of six properties sold during the three months ended June 30, 2013 and 70 properties that are currently being marketed for sale.

Gain on sale of properties from discontinued operations.  Gain on sale of properties reflects net gains totaling $3.4 million from the sale of seven office properties and 17 industrial properties in 2013.

Gain on sale of properties.  Gain on sale of properties reflects a gain of $1.6 million from the sale of a portion of the land at one of our office properties.

Net income.  The increase in net income is primarily a result of the changes noted above.

Net income attributable to noncontrolling interest in consolidated subsidiary.  Net income attributable to noncontrolling interest represents the noncontrolling portion of SIR’s net income.  The 2012 period reflects the portion attributable to SIR’s net income from the date of the SIR IPO in March 2012 to June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2013, we had $77.5 million of cash and cash equivalents and $615.0 million available to borrow under our (excluding SIR) revolving credit facility.  In addition, as of June 30, 2013, SIR had $515.0 million available to borrow under its revolving credit facility.  We expect to use cash balances, the cash flow from our operations, net proceeds from offerings of equity or debt securities or financings, proceeds from the sale of properties, and possible borrowings under our revolving credit facility to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes.  We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future.

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

We believe that present real estate leasing market conditions in the majority of areas where our properties are located, particularly at some of our suburban office properties, may result in stable, or even decreases in, occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, through 2013.  Volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass through of operating costs to our tenants pursuant to lease terms, although there can be no assurance that we will be able to successfully offset these costs or that doing so would not negatively impact our competitive position or business.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully complete such acquisitions.

Cash flows provided by (used in) operating, investing and financing activities were $136.7 million, $55.7 million and ($216.3) million, respectively, for the six months ended June 30, 2013, and $138.7 million, ($305.4) million and $112.8 million, respectively, for the six months ended June 30, 2012.  Changes in all three categories between 2013 and 2012 are primarily related to our sale of our GOV common shares, our reduced amount of acquisitions during the 2013 period compared to the 2012 period, our dispositions of properties, our issuance of common shares, our borrowings and repayments and repurchases of debt, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we (excluding SIR) maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of June 30, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  In the absence of a default (including a change of control of us), we may borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the six months ended June 30, 2013.  As of June 30, 2013 and August 5, 2013, we had $135.0 million outstanding under our revolving credit facility.

As of June 30, 2013, SIR had a $750.0 million revolving credit facility available to SIR for general business purposes, including acquisitions.  The maturity date of the SIR revolving credit facility is March 11, 2016 and, subject to the payment by SIR of an extension fee and SIR meeting certain other conditions, includes an option for SIR to extend the stated maturity date of the SIR revolving credit facility by one year to March 11, 2017.  In addition, the SIR revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.0 billion in certain circumstances.  In February 2013, SIR increased the available borrowing amount under the SIR revolving credit facility from $500.0 million to $750.0 million.  Borrowings under the SIR revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of June 30, 2013.  SIR also pays a facility fee of 30 basis points per annum on the total amount of lending commitments under the SIR revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to SIR’s leverage or credit ratings.  SIR can borrow, repay and reborrow funds available under the SIR revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2013, the interest rate payable on borrowings under the SIR revolving credit facility was 1.5%, and the weighted average interest rate for borrowings under the SIR revolving credit facility was 1.5% for the six months ended June 30, 2013.  In addition, as of June 30, 2013 and August 5, 2013, SIR had $235.0 million and $75.0 million, respectively, outstanding under the SIR revolving credit facility.

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering, raising gross proceeds of $655.5 million ($626.9 million after deducting underwriters’ discounts and commissions and expenses).  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer described above under “Financing Activities.”

During the six months ended June 30, 2013, we paid distributions on our common shares totaling $50.5 million.  We also paid an aggregate of $22.3 million of distributions on our series D and series E preferred shares.  In July 2013, we declared a distribution of $0.25 per common share, or approximately $29.6 million, which we expect to pay on or about August 23, 2013 to shareholders of record on July 26, 2013.  We also announced in July 2013 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which we expect to pay on or about August 15, 2013 to our preferred shareholders of record as of August 1, 2013.  We expect to fund these distributions using cash on hand and borrowings under our revolving credit facility.

During the six months ended June 30, 2013, SIR paid distributions on its common shares totaling $33.8 million.  In July 2013, SIR declared a distribution of $0.44 per SIR common share, or approximately $21.9 million, which SIR expects to pay on or about August 20, 2013 to SIR shareholders of record on July 24, 2013.  During the six months ended June 30, 2013, we received $18.9 million from SIR’s distributions as a result of our ownership of 22,000,000 SIR common shares.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2013, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(2)	Interest Rate(3)
2013	$—	$—	$4,292		$4,292	6.0%
2014	—	99,043	20,764		119,807	5.7%
2015	135,000	172,213	24,713		331,926	4.2%
2016	735,000	139,104	324,749		1,198,853	3.5%
2017	350,000	250,000	329,285		929,285	4.4%
2018	—	250,000	5,884		255,884	6.6%
2019	—	125,000	166,773	(1)	291,773	6.5%
2020	—	250,000	3,958		253,958	5.9%
2021	—	—	61,997		61,997	5.5%
2022	—	—	2,421		2,421	6.1%
Thereafter	—	175,000	2,577		177,577	5.7%
	$1,220,000	$1,460,360	$947,413		$3,627,773	4.6%

(1)         We have a mortgage loan for $174,074 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)         Total debt outstanding as of June 30, 2013, including net unamortized premiums and discounts, equals $3,651,509.

(3)         Includes current contractual interest rates.

For a description of our financing activities since January 1, 2013, please see “Financing Activities” above.  Please see Note 10 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about our (including SIR’s) indebtedness.

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

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance regarding our credit ratings, that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.  Also, in the event we experience a change of control as a result of the activities of Corvex/Related as described above, we can provide no assurance regarding the availability of our revolving credit facilities or if certain of our indebtedness may be accelerated.

During 2013, we received cash distributions totaling $4.3 million from GOV until we sold the GOV common shares we owned.  In March 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters’ discounts, commissions and expenses) and recognized a gain of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.  We used the net proceeds from this offering to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of the senior notes that were tendered in the tender offer described above under “Financing Activities.”

Since January 1, 2013, SIR acquired six properties with a combined 1,089,960 square feet for an aggregate purchase price of $301.9 million, excluding closing costs, using cash on hand and borrowings under SIR’s revolving credit facility.  For more information regarding properties that SIR has acquired, see Note 4 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

As of June 30, 2013, 70 of our wholly owned suburban office and industrial properties with a combined 4,408,623 square feet located throughout the United States were listed for sale with third party brokers.  These properties are classified as properties held for sale in our condensed consolidated balance sheet and included in discontinued operations in our condensed consolidated statements of operations.  As of August 6, 2013, we have 49 of these properties with a combined 2,283,345 square feet under agreement to sell for an aggregate sale price of $67.5 million, excluding closing costs.  We expect to complete the sale of the 49 properties currently under agreement and the remaining 21 properties listed for sale during 2013; however, no assurance can be given that any of the properties will be sold in that time period or at all.

During the three and six months ended June 30, 2013 and 2012, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Tenant improvements(1)	$19,156	$13,008	$32,838	$30,680
Leasing costs(2)	8,675	11,624	15,460	18,049
Building improvements(3)	7,139	2,867	8,524	5,612
Development, redevelopment and other activities(4)	2,931	8,376	5,994	11,640

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

Commitments made for expenditures, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, in connection with leasing space during the three months ended June 30, 2013, were as follows (amounts in thousands, except as noted):

	New
	Leases	Renewals	Total
Rentable square feet leased during the period	628	959	1,587
Tenant leasing costs and concession commitments (1)	$41,844	$7,905	$49,749
Tenant leasing costs and concession commitments per rentable square foot (1)	$66.63	$8.24	$31.35
Weighted average lease term by square foot (years)	10.2	4.7	6.9
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.53	$1.75	$4.54

(1)         Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2013, other than the cash flow hedge associated with our $174.1 million of mortgage loans described in Note 12 to the notes to our condensed consolidated financial statements and under “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.

Debt Covenants

Our and SIR’s principal unsecured debt obligations at June 30, 2013, were amounts outstanding under our revolving credit facility, amounts outstanding under SIR’s revolving credit facility, our unsecured term loan, SIR’s unsecured term loan and our $1.5 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our and SIR’s revolving credit facilities and our and SIR’s term loan agreements contain a number of financial ratio covenants which generally restrict our and SIR’s ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our and SIR’s ability to make distributions under certain circumstances and require us and SIR to maintain other financial ratios.  At June 30, 2013, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we and SIR, as applicable, were in compliance with all respective covenants under our revolving credit facilities and our term loan agreements.  In addition to our unsecured debt obligations, the SIR revolving credit facility and the SIR term loan, we (including SIR) had $977.0 million (including net unamortized premiums and discounts) of mortgage notes outstanding at June 30, 2013.  As stated above, we believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and the entire Board of Trustees has been removed, such removal would constitute an event of default under our revolving credit facility and term loan agreements and may also constitute an event of default under certain mortgage loans.  For a discussion of the effects and risks related to the removal of all of the Company’s Trustees, please see Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more.  Our revolving credit facility agreement, SIR’s revolving credit facility agreement, our term loan agreement and SIR’s term loan agreement also contain certain cross default provisions, including providing that a termination of our business management agreement or our property management agreement with RMR would cause a default under our revolving credit facility agreement and our term loan agreement, if not approved by a majority of our lenders.  These defaults and possible cross defaults may also result from the activities of Corvex/Related described above.  The termination of SIR’s business management agreement or SIR’s property management agreement with RMR would cause a default under SIR’s revolving credit facility agreement and term loan agreement if not approved by a majority of SIR’s lenders.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees, and the personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary, to which we have previously sold properties; SIR, which is our former subsidiary and we are its largest shareholder and to which we transferred 251 properties in connection with SIR’s initial public offering; and we (separately from SIR), RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 10 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our and SIR’s business management agreements and property management agreements with RMR, various agreements we have entered into with GOV and SIR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2013, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

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

(1)   The principal balance, annual interest rate and annual interest expense are the amounts determined pursuant to the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued these debts.  For more information, see Note 10 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

No principal repayments are due under our unsecured senior notes until their maturities.

Secured Mortgage Notes:

		Annual		Annual
	Principal	Interest		Interest		Interest
Debt	Balance(1)	Rate(1)		Expense(1)	Maturity	Payment Due
Mortgage notes payable	$12,199	4.950%		$604	2014	Monthly
Mortgage notes payable	8,132	5.990%		487	2015	Monthly
Mortgage notes payable	8,835	5.780%		511	2015	Monthly
Mortgage notes payable	7,500	5.689%		427	2016	Monthly
Mortgage notes payable	116,000	5.235%		6,073	2016	Monthly
Mortgage notes payable	7,286	5.760%		420	2016	Monthly
Mortgage notes payable	40,595	6.030%		2,448	2016	Monthly
Mortgage notes payable	145,394	6.290%		9,145	2016	Monthly
Mortgage notes payable	11,058	7.360%		814	2016	Monthly
Mortgage notes payable	41,275	5.670%		2,340	2017	Monthly
Mortgage notes payable	265,000	5.680%		15,052	2017	Monthly
Mortgage notes payable	18,339	5.950%		1,091	2017	Monthly
Mortgage notes payable	174,074	2.825	%(2)	4,918	2019	Monthly
Mortgage notes payable	28,593	5.690%		1,627	2021	Monthly
Mortgage notes payable	39,892	5.300%		2,114	2021	Monthly
Mortgage notes payable	3,610	6.750%		244	2022	Monthly
Mortgage notes payable	12,190	6.140%		748	2023	Monthly
Mortgage notes payable	7,441	5.710%		425	2026	Monthly
	$947,413			$49,488

(1)   The principal balance, annual interest rate and annual interest expense are the amounts determined pursuant to the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  For more information, see Note 10 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)   Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The annual interest rate listed represents the floating interest rate at June 30, 2013.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

We have interest rate swap agreements to manage our interest rate risk exposure on $174.1 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 4.8% ($174.1 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2013.  As of June 30, 2013, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our condensed consolidated balance sheet totaled $12.8 million.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at June 30, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $99.5 million.

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

At June 30, 2013, our floating rate debt consisted of $135.0 million outstanding under our $750.0 million unsecured revolving credit facility, $235.0 million outstanding under SIR’s $750.0 million unsecured revolving credit facility, our $500.0 million unsecured term loan and SIR’s $350.0 million unsecured term loan.  Our revolving credit facility matures in October 2015 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity by one year to October 2016.  SIR’s revolving credit facility matures in March 2016, and subject to SIR’s meeting certain conditions, including its payment of an extension fee, SIR has the option to extend the stated maturity date by one year to March 2017.  In February 2013, SIR increased the available borrowing amount under the SIR revolving credit facility from $500.0 million to $750.0 million.  Our $500.0 million unsecured term loan matures in December 2016, and SIR’s $350.0 million unsecured term loan matures in July 2017.  In the absence of a default (including a change of control of us), no principal payments are required under our revolving credit facility or term loan or SIR’s revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings.  Borrowings under SIR’s revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to SIR’s debt leverage or credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan or SIR’s revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of this floating rate debt, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our consolidated floating rate interest expense as of June 30, 2013 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At June 30, 2013	1.8%	$1,220,000	$21,960	$0.21
100 basis point increase	2.8%	$1,220,000	$34,160	$0.32

(1)   Weighted based on the respective interest rates and outstanding borrowings of our and SIR’s floating rate debt as of June 30, 2013.

(2)   Based on weighted average shares outstanding for the six months ended June 30, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual consolidated floating rate interest expense as of June 30, 2013 if we and SIR were each fully drawn on our revolving credit facilities and our and SIR’s term loans remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At June 30, 2013	1.7%	$2,350,000	$39,950	$0.38
100 basis point increase	2.7%	$2,350,000	$63,450	$0.60

(1)   Weighted based on the respective interest rates of our and SIR’s floating rate debt as of June 30, 2013, assuming we and SIR were each fully drawn on our revolving credit facilities and our and SIR’s term loans remained outstanding.

(2)   Based on weighted average shares outstanding for the six months ended June 30, 2013.

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

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At June 30, 2013 and at August 5, 2013, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  During the three months ended June 30, 2013, foreign currency exchange rates used to convert our Australian operating results decreased approximately 12%; however, we believe the impact from this exchange rate change was not material to our consolidated earnings for that period.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS AS A RESULT OF THE CORVEX/RELATED CONSENT SOLICITATION OR OTHER ACTIVITIES BY CORVEX/RELATED,

•                  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS OR A MATERIAL CHANGE IN OUR FINANCIAL POSITION AS A RESULT OF THE REMOVAL OF OUR BOARD OF TRUSTEES OR A CHANGE IN OUR MANAGEMENT IF THE CORVEX/RELATED CONSENT SOLICITATION IS DETERMINED TO BE LEGALLY EFFECTIVE,

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

•                  THE RESULTS ACHIEVED IN OUR PENDING LITIGATION OR ARBITRATION PROCEEDINGS,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  ON JUNE 21, 2013, CORVEX DELIVERED A LETTER TO THE COMPANY ASSERTING THAT OUR BOARD OF TRUSTEES HAS BEEN REMOVED AND NO LONGER HAS AUTHORITY TO ACT FOR THE COMPANY BY REASON OF A PURPORTED SHAREHOLDERS’ CONSENT SOLICITATION.  WE BELIEVE THIS PURPORTED SHAREHOLDERS’ CONSENT HAS NO LEGAL EFFECT.  THE LEGAL EFFECTIVENESS OF THE CORVEX/RELATED ACTIVITIES TO REMOVE OUR ENTIRE BOARD OF TRUSTEES IS CURRENTLY THE SUBJECT OF LEGAL PROCEEDINGS BEFORE AN ARBITRATION PANEL UNDER THE AUSPICES OF THE AMERICAN ARBITRATION ASSOCIATION.  THE RESULTS OF LITIGATION AND ARBITRATION ARE DIFFICULT TO PREDICT AND WE ARE UNABLE TO PROVIDE ANY ASSURANCES REGARDING SUCH RESULTS,

•                  THE REMOVAL OF OUR ENTIRE BOARD OF TRUSTEES, AS PROPOSED BY CORVEX/RELATED, COULD CAUSE SEVERAL ADVERSE CONSEQUENCES TO OUR CONTINUED OPERATIONS, INCLUDING:  (I) DEFAULT OF OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS PERMITTING OUR LENDERS TO ACCELERATE REPAYMENTS, (II) ACTIVATION OF DILUTIVE EQUITY CONVERSION RIGHTS UNDER OUR SERIES D CUMULATIVE CONVERTIBLE PREFERRED SHARES, (III) POSSIBLE DEFAULTS OF CERTAIN OF MORTGAGE DEBT OBLIGATIONS, (IV) POSSIBLE CROSS DEFAULTS OF OUR OTHER DEBT OBLIGATIONS INCLUDING OUR APPROXIMATELY $1.5 BILLION OF UNSECURED NOTES, AND (V) OUR FAILURE TO MEET NYSE AND SEC REQUIREMENTS TO ALLOW OUR SECURITIES TO CONTINUE TO BE PUBLICLY TRADED,

•                  OUR BOARD OF TRUSTEES RECENTLY DECLARED A REGULAR DISTRIBUTION PAYABLE ON OUR PREFERRED AND COMMON SHARES THAT ARE PAYABLE TO HOLDERS OF RECORD OF OUR PREFERRED SHARES ON AUGUST 1, 2013, AND HOLDERS OF OUR COMMON SHARES ON JULY 26, 2013.  WE EXPECT TO PAY OUR DISTRIBUTIONS ON OUR PREFERRED SHARES ON OR ABOUT AUGUST 15, 2013, AND ON OUR COMMON SHARES ON OR ABOUT AUGUST 23, 2013.  IN THE EVENT THAT THE ARBITRATION PANEL WERE TO RULE THAT OUR BOARD OF TRUSTEES HAS BEEN REMOVED BY THE CORVEX/RELATED CONSENT SOLICITATION, OUR DISTRIBUTION DECLARATIONS MAY BE VOID, THE DISTRIBUTIONS MAY NOT BE

PAID ON AUGUST 15 AND AUGUST 23, 2013, AS APPLICABLE, OR EVER, OR, IF THEY ARE PAID, THE DISTRIBUTIONS MAY BE RECLAIMED BY THE COMPANY,

•                  WE ARE CURRENTLY INVOLVED IN A NUMBER OF LITIGATION AND ARBITRATION PROCEEDINGS.  THE RESULTS OF SUCH PROCEEDINGS ARE DIFFICULT TO PREDICT AND WE CAN PROVIDE NO ASSURANCES REGARDING SUCH RESULTS.  EVEN IF WE ARE SUCCESSFUL IN SUCH LEGAL PROCEEDINGS, THE PENDENCY AND CONDUCT OF SUCH PROCEEDINGS MAY BE EXPENSIVE AND DISTRACTING TO OUR MANAGEMENT, AND COULD BE DISRUPTIVE OF OUR OPERATIONS OR CAUSE US TO EXPERIENCE LOSSES,

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE UNITED STATES MAY CONTINUE FOR A LONG TIME OR BECOME WORSE IN THE FUTURE.  SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE SPACE.  IF THE DEMAND FOR LEASING OFFICE SPACE REMAINS OR BECOMES FURTHER DEPRESSED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES, AND OUR FINANCIAL RESULTS MAY DECLINE,

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

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO US SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO US OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS, IN PART, UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•                  THE DISTRIBUTIONS WE RECEIVE FROM SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE IN LIGHT OF THE SIZE OF OUR SIR HOLDINGS, OR OTHERWISE, AND

•                  WE BELIEVE THAT OUR HISTORICAL AND CONTINUING RELATIONSHIPS WITH GOV, SIR, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES HAVE AND MAY CONTINUE TO BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE RESULTS OF OUR PENDING LITIGATION AND ARBITRATION PROCEEDINGS, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

PART II.  Other Information

Item 1. Legal Proceedings.

Young v. CommonWealth REIT

On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, titled Young v. CommonWealth REIT, Case No. 1:12-cv-12405-DJC, or the Young Action. The Young Action is brought on behalf of purchasers of our common shares between January 10, 2012 and August 8, 2012, and alleges securities fraud claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges generally that the Company violated the federal securities laws by making false and misleading representations about its business, operations and management. The plaintiff seeks compensatory damages plus counsel fees and expenses. On January 22, 2013, the Company moved to dismiss the Young Action on the grounds that the claims asserted (1) are subject to binding arbitration under the Company’s bylaws, and (2) fail to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The Company has also filed a demand for arbitration with the American Arbitration Association, or AAA. The parties jointly have moved the Massachusetts District Court for a scheduling order pursuant to which the Company will have no obligation to file an opening brief in support of its motion to dismiss until such time as a lead plaintiff has been appointed by the Massachusetts District Court, lead counsel has been selected, and either a consolidated complaint has been filed or Mr. Young’s original complaint has been designated as the operative complaint, all in accordance with customary procedures for purported class action litigation. On May 20, 2013, the court granted Mr. Young’s motion, designating him as lead plaintiff. On July 22, 2013, Mr. Young filed an amended complaint. The Company believes that the Young Action is without merit, and intends to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

On February 27, 2013, Corvex/Related filed a complaint in the Circuit Court for Baltimore City, State of Maryland, or the Maryland Court, titled Corvex Management LP v. CommonWealth REIT Case No. 24-C-13-001111 against the Company, our Board of Trustees and RMR, or the Corvex/Related Maryland Action. The complaint generally alleges breaches of fiduciary duty, conflicts of interest, corporate waste and breach of contract. Plaintiffs Corvex/Related seek declaratory and injunctive relief, rescission and damages, including counsel fees and expenses, in the Corvex/Related Maryland Action.

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

On March 13, 2013, Corvex/Related filed a Petition to Stay Arbitration and an Emergency Motion for Temporary Stay of Arbitration Proceedings and Request for Emergency Hearing in the Corvex/Related Maryland Action. On March 15, 2013, Corvex/Related filed an amended complaint and a partial motion for summary judgment asking the Maryland Court to invalidate certain provisions of the Company bylaws regarding nomination and removal of Trustees as inconsistent with the Company’s declaration of trust. On March 18, 2013, following a hearing, the Maryland Court denied the Corvex/Related Emergency Motion for Temporary Stay of Arbitration Proceedings. On April 1, 2013, Plaintiffs Corvex/Related voluntarily dismissed their claims against RMR in the Corvex/Related Maryland Action without prejudice. However, the claims against RMR may still be subject to the pending arbitration. On May 8, 2013, the Maryland Court denied the Corvex/Related Petition to Stay Arbitration and ordered the parties to arbitrate the claims in this dispute. In the same opinion, the Maryland Court denied the partial motion for summary judgment as moot. On June 6, 2013, Corvex/Related filed a notice of their intent to appeal the Maryland Court’s May 8 rulings, and, on June 21, 2013, Corvex/Related voluntarily dismissed their appeal.

Corvex/Related and the Company have each selected an arbitrator, and the party-appointed arbitrators have selected a third, neutral arbitrator to complete the three-person arbitration panel, or Arbitration Panel. The parties have agreed to consolidate this arbitration with RMR’s pending arbitration arising from this action, as well as the pending arbitration in the Corvex/Related Massachusetts Action, or together, the Corvex/Related Arbitration.

On May 30, 2013, Corvex/Related filed their statement of counterclaims, or the Counterclaims, which generally allege that certain of the Company’s bylaws are invalid, and also allege breaches of fiduciary duty, entrenchment, conflicts of interest and corporate waste. The Counterclaims seek declaratory and injunctive relief, including a declaration that our entire Board of Trustees may be removed without cause, and damages, including counsel fees and expenses. Also on May 30, 2013, Corvex/Related filed a motion to compel related to their pending consent solicitation, which the Arbitration Panel denied on June 6, 2013. On June 10, 2013, Corvex/Related filed a motion for partial summary judgment. The motion challenges the validity of certain provisions of our bylaws and further challenges the effect of our Board of Trustees’ decision to opt-in to certain provisions of the Maryland Unsolicited Takeovers Act on the ability of our shareholders to remove all of our Trustees without cause and in one removal action.

On June 17, 2013, the Company and our Board of Trustees each filed an amended statement of claims and answer to Corvex/Related’s Counterclaims, seeking a declaration that the record date bylaws are valid and that Corvex/Related’s consent solicitation is false and misleading for, among other reasons, their failure to disclose the true purpose of the consent solicitation, as well as material arrangements, agreements and understandings with other Company shareholders as required by applicable law. On July 3, 2013, the parties completed briefing on Corvex/Related’s motion for partial summary judgment.  On July 11, 2013, Corvex/Related filed a supporting motion for an order directing our officers to call a special meeting of shareholders to elect successor Trustees, to which the parties completed briefing on July 22, 2013. A hearing on both motions was held on July 26, 2013.  As of August 6, 2013, the Arbitration Panel has not rendered a decision with respect to the matters heard on July 26, 2013.  An evidentiary hearing on all remaining claims is scheduled to begin on October 7, 2013.  The Company believes that the Corvex/Related Maryland Action is without merit, and intends to defend against all claims asserted.

Delaware County Employees Retirement Fund v. Portnoy

On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported shareholder of the Company, filed a complaint in the Massachusetts District Court titled Delaware County Employees Retirement Fund v. Portnoy, Case No. 1:13-cv-10405-DJC, or the Del-Co Massachusetts Action. The Del-Co Massachusetts Action purports to bring claims individually and derivatively on behalf of the nominal defendant, the Company, against RMR and certain current and former officers and/or members of our Board of Trustees. The complaint in the Del-Co Massachusetts Action asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. Plaintiff Del-Co seeks declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses.

On March 1, 2013, Del-Co filed a motion requesting that the Massachusetts District Court, among other things, issue a temporary restraining order, or TRO, enjoining the Company and our Board of Trustees from consummating the Company’s then pending equity offering and debt tender offer. On March 4, 2013, a hearing was held before the court on TRO motions filed in the Del-Co Massachusetts Action and in the Corvex/Related Massachusetts Action, which is discussed below. Late in the afternoon on March 4, 2013, the Massachusetts District Court issued an order denying both motions for a TRO. Among other reasons for denying both motions, the Massachusetts District Court found that Del-Co and Corvex/Related failed to meet their burden of showing there was a likelihood that the claims asserted by them regarding the equity offering and, with respect to the Del-Co Massachusetts Action, the debt tender offer, would succeed on the merits. The equity offering closed the following morning, March 5, 2013.

On March 4, 2013, the Company filed a Demand for Arbitration with the AAA for the Del-Co Massachusetts Action on behalf of the Company and the individual defendants, with the exception of RMR, and also filed a Demand for Arbitration in the Corvex/Related Massachusetts Action on behalf of the Company and the individual defendants, pursuant to the Company’s position that the claims in these actions are subject to arbitration. On April 8, 2013, RMR was added as a co-claimant in the Del-Co arbitration. On March 19, 2013, the Massachusetts District Court granted the parties’ joint motion in support of a proposed stipulated order, or the Stipulated Order, which provides for the stay of any arbitration proceedings arising from the filing of the Del-Co Massachusetts Action and the prompt resolution of issues relating to the validity and enforceability of any arbitration bylaws or contract clauses. Pursuant to the Stipulated Order, the parties have completed briefing on Del-Co’s petition to stay arbitration, but a hearing date has not yet been set. Both parties have subsequently submitted additional supplemental authority to the court. The Company believes that the Del-Co Massachusetts Action is without merit, and intends to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

On March 1, 2013, Plaintiffs Corvex/Related filed a complaint in the Massachusetts District Court, titled Corvex Management LP v. CommonWealth REIT, Case No. 1:13-cv-10475-DJC, against the Company and our Board of Trustees, or the Corvex/Related Massachusetts Action. The Corvex/Related Massachusetts Action alleges securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Corvex/Related seek injunctive and declaratory relief in this action, including a declaration that the Company’s arbitration bylaw is unenforceable. Also on March 1, 2013, in connection with the Corvex/Related Massachusetts Action, Corvex/Related filed a motion requesting that the court, among other things, issue a TRO enjoining the Company and our Board of Trustees from consummating the equity offering. As described above, the court denied that motion on March 4, 2013.

On March 4, 2013, the Company filed a Demand for Arbitration with the AAA on behalf of the Company and the individual defendants pursuant to the Company’s position that the claims in the Corvex/Related Massachusetts Action are subject to arbitration. Pursuant to the parties’ agreement to consolidate this arbitration with the concurrently pending arbitration of Corvex/Related’s Maryland state law claims, Corvex/Related voluntarily dismissed this action on June 5, 2013. On June 17, 2013, the Company and our Board of Trustees each filed a separate request with the Arbitration Panel seeking an entry of award in their favor, and against Corvex/Related, for all claims previously asserted by Corvex/Related in this action.

William Gore v. Portnoy

On February 4, 2013, William Gore, a purported shareholder, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Civil No. 373086-V, or the Gore Maryland Action. The Company was served in the Gore Maryland Action on March 1, 2013. The Gore Maryland Action purports to bring claims individually and derivatively on behalf of the nominal defendant, the Company, against current and former Trustees of the Company, certain officers of the Company and the Company, as nominal defendant. The complaint alleges claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, the Company filed a Demand for Arbitration with the AAA for the Gore Maryland Action, pursuant to the Company’s position that the claims in this action are subject to arbitration. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties to the Gore Maryland Action agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims. On May 20, 2013, the Trustees filed a petition for order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 3, 2013, the parties filed a second joint management stipulation with competing proposals for a briefing schedule on the Trustees’ petition. On June 21, 2013, Mr. Gore filed his response to the Trustees’ Petition for Order to Arbitrate, as well as a separate petition to stay arbitration. On July 8, 2013, the Trustees and the Company filed separate memoranda in opposition to Mr. Gore’s petition to stay arbitration and in further support of their respective petitions for an order to arbitrate, and Mr. Gore filed his reply on August 2, 2013. The Company believes that the Gore Maryland Action is without merit, and intends to defend against all claims asserted.

Katz v. CommonWealth REIT

On March 7, 2013, Jason Matthew Katz, a purported shareholder, filed a complaint in the Circuit Court for Baltimore County, State of Maryland, titled Katz v. CommonWealth REIT, Civil No. 13001299, or the Katz Maryland Action. The Katz Maryland Action purports to bring claims individually and on behalf of all others similarly situated against current and former Trustees of the Company and the Company. The complaint alleges claims of breach of fiduciary duty. The complaint seeks injunctive and declaratory relief, rescission of the equity offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest. On April 1, 2013, the Company filed a Demand for Arbitration with the AAA for the Katz Maryland Action, pursuant to the Company’s position that the claims in this action are subject to arbitration. On April 15, 2013, the Maryland Court issued a scheduling order governing briefing on the arbitrability issue. Pursuant to the scheduling order, the plaintiff filed his opening brief in support of his petition to stay arbitration on April 19, 2013. On May 23, 2013, the parties filed a joint stipulation to stay the litigation indefinitely while Mr. Katz’s counsel considered the impact, if any, of the Maryland Court’s May 8, 2013 ruling in the Corvex/Related Maryland Action on Mr. Katz’s claims. On August 2, 2013, the parties entered into a stipulation to move forward with briefing on arbitrability. On August 5, 2013, the Maryland Court issued Case Management Order No. 2, pursuant to which the defendants’ brief in opposition to the petition to stay arbitration and Mr. Katz’s reply in further support are scheduled to be filed on August 16, 2013 and September 16, 2013, respectively. The Company believes that the Katz Maryland Action is without merit, and intends to defend against all claims asserted.

Central Laborers Pension Fund v. Portnoy

On April 5, 2013, the Central Laborers’ Pension Fund, or Central Laborers, a purported shareholder, filed a complaint in the Maryland Court, titled Central Laborers Pension Fund v. Portnoy, Civil No. 24C13001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of the Company against the Company and our Board of Trustees. The complaint alleges, among other things, claims for breaches of fiduciary duties, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported shareholder, and requesting a declaration that the Company’s shareholders may remove Trustees without cause. Pursuant to the Company’s position that the claims in this action are subject to arbitration, the Company filed a Demand for Arbitration with the AAA on April 25, 2013. The Company and its Trustees filed motions for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act on May 8, 2013 and May 16, 2013, respectively. On May 22, 2013, the court issued an order staying all proceedings in the litigation pending the court’s ruling on the pending petitions for order to arbitrate. On May 28, 2013, Central Laborers filed a motion for a temporary restraining order staying the arbitration, which the court granted on June 4, 2013. On May 31, 2013, Central Laborers and Mr. McGinley filed a second amended complaint, adding plaintiff Howard

Ginsberg, a purported shareholder. Pursuant to the court’s scheduling order, the parties completed briefing on June 17, 2013. On July 12, 2013, the parties filed a joint motion to postpone the hearing date, which the court granted on July 15, 2013. A hearing on the pending motions for order to arbitrate is scheduled for September 30, 2013. The Company believes that the Central Laborers Action is without merit, and intends to defend against all claims asserted.

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

The Corvex/Related purported consent solicitation to remove of all of the Company’s Trustees and related activities may disrupt our business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay distributions, borrow money and implement our business plan, and have other effects which may adversely affect us.

We believe that the Corvex/Related purported consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective or if third parties refuse to do business with the Company on customary terms until the arbitration panel rules, the removal of all of the Company’s Trustees, or the Corvex/Related assertion that such a removal has occurred may, among other things, disrupt our business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay distributions, borrow money and implement our business plan, and have other effects which may adversely affect us.  For example:

•                  considering and responding to the Corvex/Related actions and allegations has been, and may continue to be, disruptive, costly and time consuming, and a significant distraction for our management;

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, would constitute an event of default under the Company’s revolving credit facility and term loan agreement and may also constitute an event of default under certain mortgage loans, which could have material adverse consequences, including triggering limitations under our loan agreements on our ability to pay distributions or borrow money, possible acceleration of amounts outstanding under our loan agreements and possible cross defaults under and acceleration of our other debt obligations;

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, would constitute a fundamental change under our 6.5% series D cumulative convertible preferred shares giving holders of such shares the option to convert these shares into common shares at a ratio based on 98% of the average closing market price for a period before such removal is effective, unless the Company repurchases these shares for their par value plus accrued and unpaid distributions;

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, may constitute a “change of control” under certain of our other material agreements, which could have material adverse consequences under such agreements;

•                  certain actions proposed by Corvex/Related, such as increasing our debt and paying distributions to shareholders or repurchasing our equity securities may result in the downgrading of our debt ratings and loss of our investment grade ratings;

•                  the removal of our entire Board of Trustees and the calling of a special meeting for the election of replacement Trustees, as proposed by Corvex/Related, would leave us without any Trustees to manage our business and affairs until a special meeting is held and replacement Trustees are elected and qualified;

•                  perceived uncertainties as to our future direction, including, but not limited to, uncertainties related to the composition of our Board of Trustees and our management, as well as our future business plans, may result in the loss of potential business, opportunities and loss of bargaining power when leasing, disposing or acquiring properties;

•                  the termination of our business or property management agreements with RMR and internalization of our management, as proposed by Corvex/Related, may lead to significantly increased expenses and material disruption to our business;

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, may adversely affect our ability to create additional value for our shareholders by effectively implementing our business plan;

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, may make it difficult for us to comply with federal securities laws, including our obligation to file periodic reports and maintain effective internal control over financial reporting and disclosure controls and procedures, which may affect our liquidity;

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, may give rise to our violation of the rules and regulations of the SEC requiring that we have an independent Audit Committee and certain NYSE continued listing requirements, which may result in the SEC or NYSE taking enforcement action against us, including action by the NYSE to delist our common shares;

•                  the actions taken by Corvex/Related have created an environment conducive to follow-on litigation, which serves as a further distraction to our management and may require us to incur significant costs.  Costs associated with the Corvex/Related activities, including their purported consent solicitation, related actions and litigation, may be substantial.  Further, if determined adversely, such litigation could materially and adversely affect CWH; and

•                  the removal of our entire Board of Trustees, as proposed by Corvex/Related, may facilitate the acquisition of control of the Company or other transactions on terms that are not in the best interests of the Company and our shareholders.

You should also not assume that any actions or proposed actions described by Corvex/Related in the materials they have filed with the SEC will be taken, and you should not necessarily ascribe incremental value to our common shares as a result of the possibility of such actions.

Additional information about the risks which may arise from the activities by Corvex/Related is included in, and incorporated herein by reference to:  the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013; the Company’s Investor Presentation and Supplemental Investor Presentation filed with the SEC on Schedule 14A on April 22, 2013 and May 31, 2013, respectively; and the Company’s Revised Preliminary Consent Revocation Statement filed with the SEC on Schedule 14A on April 1, 2013. The Company continues to review the possible implications of the Corvex/Related activities and may identify additional risks and uncertainties created by the Corvex/Related actions. Except as required by law, the Company undertakes no obligation to update the status of the risks outlined above or to identify additional risks and uncertainties which it may discover.

We are a party to numerous legal proceedings, which could distract our Board of Trustees and management, affect the Corvex/Related consent solicitation and/or adversely affect us.

As noted above in Item 1 “Legal Proceedings”, we, along with RMR, our officers and current and former Trustees, have been named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief, including, among other things, complaints filed by or on behalf of Corvex/Related seeking to invalidate certain provisions of our bylaws and challenging our recently completed equity offering and our legal conclusions regarding the effect of our Board of Trustees’ election to be subject to certain provisions of the Maryland Unsolicited Takeovers Act.  Additional claims may be filed against us in connection with the sale of our interest in GOV, our potential sale of our interest in SIR, past and future amendments to our bylaws, our Board of Trustees’ response to actions by Corvex/Related or others and other actions by our Board of Trustees and by us.  The results of litigation are difficult to predict and the Company can give no assurance that its legal conclusions or positions will be upheld, including those relevant to the Corvex/Related purported consent solicitation.  Moreover, claims of this nature present a risk of protracted litigation, incurrence of significant attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business.  Adverse rulings in the legal proceedings noted in Item 1 “Legal Proceedings”, as well as any future claims, could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.  In addition, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity and have also agreed to indemnify RMR for certain claims brought against RMR in its capacity as our business and property manager. We do not have insurance to cover these potential indemnification obligations and may incur significant costs in connection with these legal proceedings or our indemnity obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on May 14, 2013, we (excluding SIR) granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $20.13 per share, the closing price of our common shares on the NYSE on that day, to each of our Trustees.

Also, on May 13, 2013, SIR granted 2,000 of its common shares of beneficial interest, par value $0.01 per share, valued at $27.61 per share, the closing price of SIR’s common shares on the NYSE on that day, to each of its trustees.

We and SIR made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

On August 2, 2013, our Board of Trustees granted to a large investment management firm that manages mutual funds, a limited waiver of certain ownership limitations set forth in our declaration of trust and bylaws and Renewed Rights Agreement by and between the Company and Equiserve Trust Company, N.A., dated as of March 10, 2004, as amended. This waiver permits such firm to acquire beneficial ownership of up to 15% of our outstanding common shares (or up to (but less than) 20% of our outstanding common shares, if the lenders under our revolving credit facility agreement and term loan agreement waive the applicable ownership restrictions under such agreements in respect of such firm).  The waiver is subject to limitations and covenants to ensure compliance by the Company with REIT qualification requirements and as agreed by us and such firm.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2013.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: August 7, 2013

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 7, 2013