Form 10-Q
period 2013-09-30
CommonWealth REIT
filed 2013-11-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 4, 2013: 118,387,518.

COMMONWEALTH REIT

FORM 10-Q

September 30, 2013

References in this Quarterly Report on Form 10-Q to the “Company”, “CWH”, “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, as of September 30, 2013, unless the context indicates otherwise.  On July 2, 2013, Select Income REIT, or SIR, completed an underwritten public offering of its common shares, at which time CWH ceased to own a majority of SIR’s common shares.  Accordingly, following July 2, 2013, CWH no longer consolidates its investment in SIR, but instead accounts for such investment under the equity method.

The financial information presented in this Quarterly Report on Form 10-Q includes SIR’s financial position and results of operations for periods prior to July 2, 2013 when SIR was CWH’s consolidated subsidiary, unless the context indicates otherwise.  SIR is itself a public company that has common shares registered under the Securities Exchange Act of 1934, as amended.  For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or the SEC, which are available at the SEC’s website at www.sec.gov.  References in this Quarterly Report on Form 10-Q to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q unless otherwise expressly stated herein.

PART I.          Financial Information

Item 1.                 Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$740,613	$1,531,416
Buildings and improvements	4,890,457	6,297,993
	5,631,070	7,829,409
Accumulated depreciation	(874,032)	(1,007,606)
	4,757,038	6,821,803
Properties held for sale	678,250	171,832
Acquired real estate leases, net	272,381	427,756
Equity investments	517,254	184,711
Cash and cash equivalents	165,990	102,219
Restricted cash	17,443	16,626
Rents receivable, net of allowance for doubtful accounts of $7,750 and $9,962, respectively	218,301	253,394
Other assets, net	195,330	211,293
Total assets	$6,821,987	$8,189,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$235,000	$297,000
SIR revolving credit facility	—	95,000
Senior unsecured debt, net	1,954,701	2,972,994
Mortgage notes payable, net	925,120	984,827
Liabilities related to properties held for sale	30,322	2,339
Accounts payable and accrued expenses	169,498	194,184
Assumed real estate lease obligations, net	38,087	69,304
Rent collected in advance	29,220	35,700
Security deposits	12,442	23,860
Due to related persons	6,564	12,958
Total liabilities	3,400,954	4,688,166

Shareholders’ equity:
Shareholders’ equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 118,387,518 and 83,804,068 shares issued and outstanding, respectively	1,184	838
Additional paid in capital	4,213,472	3,585,400
Cumulative net income	2,215,141	2,386,900
Cumulative other comprehensive (loss) income	(26,930)	565
Cumulative common distributions	(3,052,675)	(2,972,569)
Cumulative preferred distributions	(562,820)	(529,367)
Total shareholders’ equity attributable to CommonWealth REIT	3,421,033	3,105,428
Noncontrolling interest in consolidated subsidiary	—	396,040
Total shareholders’ equity	3,421,033	3,501,468
Total liabilities and shareholders’ equity	$6,821,987	$8,189,634

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Rental income	$201,741	$226,802	$699,207	$662,587

Expenses:
Operating expenses	94,632	92,005	287,650	265,227
Depreciation and amortization	52,150	52,353	169,930	154,623
General and administrative	25,069	12,565	61,445	34,190
Acquisition related costs	(436)	1,066	337	5,002
Total expenses	171,415	157,989	519,362	459,042

Operating income	30,326	68,813	179,845	203,545

Interest and other income	227	399	931	1,020
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of ($589), $1,001, $321 and $2,717, respectively)	(39,359)	(50,736)	(134,824)	(148,924)
Loss on early extinguishment of debt	—	(220)	(60,027)	(287)
Equity in earnings of investees	10,492	2,868	14,913	8,655
Gain on sale of equity investment	—	—	66,293	—
Income from continuing operations before income tax expense	1,686	21,124	67,131	64,009
Income tax expense	(785)	(1,322)	(2,527)	(1,906)
Income from continuing operations	901	19,802	64,604	62,103
Discontinued operations:
(Loss) income from discontinued operations	(28)	774	4,390	4,891
Loss on asset impairment from discontinued operations	(217,080)	—	(225,615)	—
Loss on early extinguishment of debt from discontinued operations	—	—	—	(1,608)
Net gain on sale of properties from discontinued operations	—	1,689	3,359	2,039
(Loss) income before gain on sale of properties	(216,207)	22,265	(153,262)	67,425
Gain on sale of properties	—	—	1,596	—
Net (loss) income	(216,207)	22,265	(151,666)	67,425
Net income attributable to noncontrolling interest in consolidated subsidiary	(108)	(4,647)	(20,093)	(10,062)
Net (loss) income attributable to CommonWealth REIT	(216,315)	17,618	(171,759)	57,363
Preferred distributions	(11,151)	(12,755)	(33,453)	(40,401)
Excess redemption price paid over carrying value of preferred shares	—	(4,985)	—	(4,985)
Net (loss) income available for CommonWealth REIT common shareholders	$(227,466)	$(122)	$(205,212)	$11,977

Amounts attributable to CommonWealth REIT common shareholders:
(Loss) income from continuing operations	$(10,358)	$(2,585)	$12,654	$6,655
(Loss) income from discontinued operations	(28)	774	4,390	4,891
Loss on asset impairment from discontinued operations	(217,080)	—	(225,615)	—
Loss on early extinguishment of debt from discontinued operations	—	—	—	(1,608)
Net gain on sale of properties from discontinued operations	—	1,689	3,359	2,039
Net (loss) income	$(227,466)	$(122)	$(205,212)	$11,977

Weighted average common shares outstanding — basic and diluted	118,328	83,745	110,353	83,731

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
(Loss) income from continuing operations	$(0.09)	$(0.03)	$0.11	$0.08
(Loss) income from discontinued operations	$(1.83)	$0.03	$(1.97)	$0.06
Net (loss) income available for common shareholders	$(1.92)	$—	$(1.86)	$0.14

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net (loss) income	$(216,207)	$22,265	$(151,666)	$67,425

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on derivative instruments	178	454	4,011	(1,987)
Foreign currency translation adjustments	5,455	4,516	(31,393)	5,597
Equity in unrealized income (loss) of an investee	13	69	(149)	65
Total comprehensive (loss) income	(210,561)	27,304	(179,197)	71,100

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	(108)	(4,657)	(20,057)	(10,072)

Comprehensive (loss) income attributable to CommonWealth REIT	$(210,669)	$22,647	$(199,254)	$61,028

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(151,666)	$67,425
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	140,357	137,039
Net amortization of debt discounts, premiums and deferred financing fees	321	2,752
Straight line rental income	(26,056)	(28,666)
Amortization of acquired real estate leases	46,350	44,154
Other amortization	14,727	14,610
Loss on asset impairment	225,615	—
Loss on early extinguishment of debt	60,027	1,895
Equity in earnings of investees	(14,913)	(8,655)
Gain on sale of equity investment	(66,293)	—
Distributions of earnings from investees	13,791	8,230
Net gain on sale of properties	(4,955)	(2,039)
Change in assets and liabilities:
Restricted cash	2,149	(3,689)
Rents receivable and other assets	(58,705)	(46,790)
Accounts payable and accrued expenses	11,116	(9,140)
Rent collected in advance	1,945	(11,775)
Security deposits	527	415
Due to related persons	(4,677)	20,646
Cash provided by operating activities	189,660	186,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(154,430)	(389,536)
Real estate improvements	(80,239)	(86,077)
Principal payments received from direct financing lease	5,196	4,954
Principal payments received from real estate mortgages receivable	1,000	—
Proceeds from sale of properties, net	37,699	9,643
Proceeds from sale of equity investment, net	239,576	—
Distributions in excess of earnings from investees	168	4,307
Investment in Affiliates Insurance Company	—	(5,335)
Increase in restricted cash	(3,008)	(2,073)
Deconsolidation of a subsidiary	(12,286)	—
Cash provided by (used in) investing activities	33,676	(464,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	626,809	180,814
Redemption of preferred shares	—	(150,000)
Repurchase and retirement of outstanding debt securities	(728,021)	—
Proceeds from borrowings	1,036,000	1,368,500
Payments on borrowings	(964,258)	(1,055,681)
Deferred financing fees	(1,204)	(14,734)
Distributions to common shareholders	(80,106)	(125,588)
Distributions to preferred shareholders	(33,453)	(41,558)
Distributions to noncontrolling interest in consolidated subsidiary	(14,863)	(4,508)
Cash (used in) provided by financing activities	(159,096)	157,245

Effect of exchange rate changes on cash	(469)	377

Increase (decrease) in cash and cash equivalents	63,771	(120,083)
Cash and cash equivalents at beginning of period	102,219	192,763
Cash and cash equivalents at end of period	$165,990	$72,680

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$156,841	$165,874
Taxes paid	1,197	568

NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$—	$(243,212)
Investment in real estate mortgages receivable	(7,688)	(1,419)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$1,535	$986
Assumption of mortgage notes payable	—	243,212

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

On March 12, 2012, our then wholly owned subsidiary, Select Income REIT, completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO.  We refer to Select Income REIT and its consolidated subsidiaries as SIR.  SIR is a real estate investment trust, or REIT.  On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares of beneficial interest in an underwritten public offering.  Before this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR’s outstanding common shares and SIR was one of our consolidated subsidiaries.  As of September 30, 2013, we owned 22,000,000 SIR common shares, or approximately 44.2% of SIR’s outstanding common shares.  Since our investment in SIR is below 50% after this offering, effective July 2, 2013, we no longer consolidate our investment in SIR, but instead account for such investment under the equity method.   See Note 6 and Note 15 for additional information regarding SIR.

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

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 3.  Board of Trustees

On February 26, 2013, Corvex Management LP, or Corvex, Related Fund Management, LLC and certain of their affiliates, or together with Corvex, Corvex/Related, publicly disclosed their accumulation of the Company’s common shares.  Corvex/Related have since undertaken a series of actions in an effort to influence and control the Company, including publishing “open” letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the common shares of the Company and running a purported consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related unilaterally, publicly stated that they believed the record date for their purported consent solicitation was April 22, 2013 and solicited consents from our shareholders as of that date to their removal proposal.  On June 21, 2013, Corvex delivered to the Company a letter and enclosed materials that it claimed were written consents from the Company’s shareholders that effectuated the immediate removal of the Company’s entire Board of Trustees.

The legal effectiveness of the Corvex/Related purported consent solicitation is the subject of legal proceedings before an arbitration panel.  We believe that the Corvex/Related consent solicitation has no legal effect because, among other things, under our declaration of trust and bylaws, the power to set a record date for a consent solicitation rests with the Company’s Board of Trustees and our Board of Trustees did not set such a record date for the Corvex/Related purported consent solicitation as the Corvex/Related request for a record date did not comply with requirements in our governing documents.  Moreover, our Board of Trustees believes that the removal of all of our Trustees without cause and in one removal action conflicts with our Board of Trustee’s election to be subject to certain provisions of the Maryland Unsolicited Takeovers Act.  On June 24, 2013, the Company responded to the June 21, 2013 letter from Corvex/Related pointing out that the legal effectiveness of the Corvex/Related consent solicitation is currently the subject of proceedings before an arbitration panel and that the Board of Trustees would continue to manage the Company unless and until the arbitration panel directs otherwise.  An evidentiary hearing on the legal effectiveness of the Corvex/Related consent solicitation was held before the arbitration panel from October 7, 2013 through October 17, 2013, and the parties submitted post-hearing briefs on October 30, 2013.  Our current expectation is that the arbitration panel will issue a ruling regarding these matters on or before November 29, 2013.

We believe that the Corvex/Related purported consent solicitation has no legal effect and to date, no court or arbitration panel has ruled that it is legally effective.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and the entire Board of Trustees has been removed as a result of the Corvex/Related consent solicitation, such removal may, among other things, disrupt the Company’s business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay dividends, borrow money and implement our business plan, and have other effects which may adversely affect us.

Note 4.  Real Estate Properties

The information presented in this Note 4 excludes information related to SIR and its consolidated subsidiaries, unless the context indicates otherwise.

We did not make any acquisitions during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we made improvements totaling $75,431 to our properties, including improvements made by SIR to its properties for the period that SIR was our consolidated subsidiary, which was until July 2, 2013.

Property Sales:

During the nine months ended September 30, 2013, we sold nine properties (27 buildings) with a combined 2,394,680 square feet and two land parcels for an aggregate sale price of $46,712, excluding closing costs.  Details of these completed sales are as follows:

•                  In January 2013, we sold three suburban office and industrial properties (18 buildings) in suburbs of Detroit, MI with a combined 1,060,026 square feet for $10,250, excluding closing costs.  In connection with the sale of these properties, we

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

provided mortgage financing to the buyer, an unrelated third party, totaling $7,688 at 6.0% per annum and recognized a gain on sale of $1,277.

•                  As a result of an eminent domain taking in March 2013, we sold a land parcel adjacent to one of our central business district, or CBD, properties located in Boston, MA for $1,806, excluding closing costs, and recognized a gain on sale of $1,596.

•                  In April 2013, we sold a suburban property (one building) with 618,000 square feet for $830, excluding closing costs.

•                  In May 2013, we sold a suburban property (one building) with 57,250 square feet for $4,025, excluding closing costs.

•                  In June 2013, we sold a suburban property (two buildings) with a combined 356,045 square feet for an aggregate sale price of $16,300, excluding closing costs.

•                  Also in June 2013, we sold a suburban property (one building) with 30,105 square feet for $1,600, excluding closing costs, and recognized a gain on sale of $317.

•                  Also in June 2013, we sold a suburban property (one building) with 143,802 square feet for $5,250, excluding closing costs.

•                  Also in June 2013, we sold a parcel of land in Tukwila, WA for $2,551, excluding closing costs, and recognized a gain on sale of $1,765.

•                  In August 2013, we sold a suburban property (three buildings) with a combined 129,452 square feet for $4,100, excluding closing costs.

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards CodificationTM, or the Codification, as held for sale as such on our condensed consolidated balance sheets.  As of December 31, 2012, we had one CBD property (one building) and 39 suburban properties (93 buildings) with a combined 6,673,851 square feet held for sale.  As of September 30, 2013, we had four CBD properties (five buildings) and 72 suburban properties (172 buildings) with a combined 12,704,719 square feet held for sale.  As of November 4, 2013, we have sold 29 of these properties (65 buildings) with a combined 4,201,777 square feet for an aggregate sale price of $111,400, excluding closing costs.  In addition, as of November 4, 2013, we have two of these properties (two buildings) with a combined 77,394 square feet under agreement to sell for an aggregate sale price of $2,050, excluding closing costs.  We expect to complete the sale of these two properties currently under agreement for sale by year end 2013 and the remaining 45 properties listed for sale by mid-year 2014; however, no assurance can be given that these properties will be sold in those time periods or at all, or what the ultimate terms of those sales may be.  Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met.  Summarized balance sheet information for all properties classified as held for sale and income statement information for properties held for sale or sold is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Balance Sheets:

	September 30, 2013	December 31, 2012
Real estate properties	$631,057	$164,041
Acquired real estate leases	9,416	453
Rents receivable	16,941	2,791
Other assets, net	20,836	4,547
Properties held for sale	$678,250	$171,832

Mortgage notes payable, net	$20,127	$—
Assumed real estate lease obligations	2,328	21
Rent collected in advance	4,202	854
Security deposits	3,665	1,464
Liabilities related to properties held for sale	$30,322	$2,339

Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$27,619	$34,859	$89,399	$105,694
Operating expenses	(17,417)	(20,572)	(54,226)	(59,533)
Depreciation and amortization	(8,157)	(11,084)	(24,289)	(33,717)
General and administrative	(1,761)	(2,027)	(5,553)	(6,076)
Operating income	284	1,176	5,331	6,368

Interest and other income	1	—	13	80
Interest expense	(313)	(402)	(954)	(1,557)
(Loss) income from discontinued operations	$(28)	$774	$4,390	$4,891

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

	September 30,	December 31,
	2013	2012
Total minimum lease payments receivable	$25,011	$31,084
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(8,425)	(9,302)
Net investment in direct financing lease	$21,537	$26,733

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at September 30, 2013 and December 31, 2012.  Our direct financing lease has an expiration date in 2045.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 6.  Equity Investments

At September 30, 2013 and December 31, 2012, we had the following equity investments in SIR, Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings
					Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
SIR	44.2%	Consolidated	$511,473	$—	$10,428	$—	$10,428	$—
GOV	—%	18.2%	—	173,452	—	2,638	4,111	8,231
AIC	12.5%	25.0%	5,781	11,259	64	230	374	424
			$517,254	$184,711	$10,492	$2,868	$14,913	$8,655

At September 30, 2013, we owned 22,000,000, or approximately 44.2%, of the common shares of beneficial interest of SIR, with a carrying value of $511,473 and a market value, based on quoted market prices, of $567,600 ($25.80 per share).  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties and was one of our consolidated subsidiaries until July 2, 2013.  On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares for $28.25 per common share.  Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR’s outstanding common shares, and SIR was one of our consolidated subsidiaries.  Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR’s outstanding common shares and SIR ceased to be our consolidated subsidiary.  Accordingly, since the completion of this offering on July 2, 2013, we no longer consolidate our investment in SIR, but instead account for such investment under the equity method.  Under the equity method, we record our percentage share of net earnings of SIR in our condensed consolidated statements of operations.  Prior to July 2, 2013, the operating results and investments of SIR were included in our consolidated results of operations and financial position.  On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17,590.  As required under GAAP, we are amortizing this difference to equity in earnings of investees over a 27 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  See Note 1 and Note 15 for additional information regarding SIR.

Since July 2, 2013, we received cash distributions from SIR totaling $9,680.

The following summarized financial data of SIR is as reported in SIR’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, or the SIR Quarterly Report.  References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2013	2012
Real estate properties, net	$1,510,338	$1,249,081
Acquired real estate leases, net	114,937	95,248
Cash and cash equivalents	14,540	20,373
Rents receivable, net	52,174	38,885
Other assets, net	23,162	27,065
Total assets	$1,715,151	$1,430,652

Revolving credit facility	$80,000	$95,000
Term loan	350,000	350,000
Mortgage notes payable	27,309	27,778
Assumed real estate lease obligations, net	19,317	20,434
Other liabilities	40,999	37,257
Shareholders’ equity	1,197,526	900,183
Total liabilities and shareholders’ equity	$1,715,151	1,430,652

Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$48,584	$30,878	$138,390	$86,385
Operating expenses	(9,287)	(5,710)	(26,172)	(16,828)
Depreciation and amortization	(8,485)	(3,888)	(22,445)	(9,682)
Acquisition related costs	(790)	(583)	(1,479)	(1,258)
General and administrative	(3,208)	(2,626)	(8,884)	(5,664)
Operating income	26,814	18,071	79,410	52,953

Interest expense	(3,232)	(2,467)	(10,484)	(4,436)
Equity in earnings of an investee	64	115	219	189
Income before income tax expense	23,646	15,719	69,145	48,706
Income tax expense	(52)	—	(132)	—
Net income	$23,594	$15,719	$69,013	$48,706

Weighted average common shares outstanding	49,686	31,206	42,790	25,226

Net income per common share	$0.47	$0.50	$1.61	$1.93

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

During the nine months ended September 30, 2013 and 2012, we received cash distributions from GOV totaling $4,279 and $12,537, respectively.

As of September 30, 2013, we have invested $5,209 in AIC, an insurance company owned in equal proportion by us, Reit Management & Research LLC, our business and property manager, or RMR, GOV, SIR and four other companies to which RMR provides management services.  At September 30, 2013, we owned 12.5% of AIC with a carrying value of $5,781.  For the period that

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

SIR was both a shareholder of AIC and our consolidated subsidiary, from May 2012 until July 2, 2013, our condensed consolidated financial statements also include SIR’s equity investment in AIC.  We and SIR use the equity method to account for our and SIR’s investment in AIC because we and SIR believe that we each have significant influence over AIC because all of our Trustees and all of SIR’s trustees are also directors of AIC.  Following our deconsolidating SIR, we continue to account for our investment in AIC under the equity method, as we continue to believe we have significant influence over AIC for the same reason.  Under the equity method, we record our and our percentage share of SIR’s percentage share of net earnings from AIC in our condensed consolidated statements of operations.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 15 for additional information about our investment in AIC.

Note 7.  Real Estate Mortgages Receivable

We provided mortgage financing totaling $7,688 at 6.0% per annum in connection with three suburban office and industrial properties (18 buildings) sold in January 2013.  This real estate mortgage requires monthly interest payments and matures on January 24, 2023.  In addition, in September 2013, another borrower prepaid to us in full a $1,000 real estate mortgage that was scheduled to mature on July 1, 2017.  As of September 30, 2013 and December 31, 2012, we had total real estate mortgages receivable with an aggregate carrying value of $8,107 and $1,419, respectively, included in other assets in our condensed consolidated balance sheets.

Note 8.  Shareholders’ Equity

The following is a reconciliation of changes in shareholders’ equity for the nine months ended September 30, 2013:

	Shareholders’	Shareholders’
	Equity	Equity
	Attributable to	Attributable to	Total
	CommonWealth	Noncontrolling	Shareholders’
	REIT	Interest	Equity
Balances at December 31, 2012	$3,105,428	$396,040	$3,501,468
Net (loss) income	(171,759)	20,093	(151,666)

Other comprehensive income (loss):
Unrealized gain on derivative instruments	4,011	—	4,011
Foreign currency translation adjustments	(31,393)	—	(31,393)
Equity in unrealized loss of an investee	(113)	(36)	(149)
Total comprehensive (loss) income	(199,254)	20,057	(179,197)

Issuance of common shares, net	626,851	(42)	626,809
Share grants	1,567	252	1,819
Distributions	(113,559)	(14,863)	(128,422)
Deconsolidation of a subsidiary	—	(401,444)	(401,444)
Balances at September 30, 2013	$3,421,033	$—	$3,421,033

Common Share Issuances by CWH:

In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters’ option to purchase additional shares) in a public offering for $19.00 per common share, raising gross proceeds of $655,500 ($626,904 after deducting underwriters’ discounts and commissions and expenses).  Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility and to fund, in part, the purchase of the senior notes that were tendered in the tender offer discussed in Note 10.

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

On September 13, 2013, pursuant to our equity compensation plan, we granted an aggregate of 73,450 common shares, which were valued at $23.72 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.

Common and Preferred Share Distributions:

On each of February 15, 2013, May 15, 2013, and August 15, 2013, we paid quarterly distributions on our series D preferred shares of $0.4063 per share, or $6,167, and quarterly distributions on our series E preferred shares of $0.4531 per share, or $4,984, both of which were paid to shareholders of record as of February 1, 2013, May 1, 2013, and August 1, 2013, respectively.

On February 21, 2013, we paid a quarterly distribution on our common shares of $0.25 per share, or $20,951, to shareholders of record on January 22, 2013.  On May 22, 2013, we paid a quarterly distribution on our common shares of $0.25 per share, or $29,576, to shareholders of record on April 23, 2013.  On August 23, 2013, we paid a quarterly distribution on our common shares of $0.25 per share, or $29,579, to shareholders of record on July 26, 2013.

In October 2013, we declared a distribution of $0.25 per common share, or approximately $29,600, which we expect to pay on or about November 22, 2013 to shareholders of record on October 25, 2013.  We also announced in October 2013 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, both of which we expect to pay on or about November 15, 2013 to our preferred shareholders of record as of November 1, 2013.

Our revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances.  See Note 10 for additional information about our revolving credit facility agreement and term loan agreement.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 9.  Cumulative Other Comprehensive (Loss) Income

The following table presents a roll forward of amounts recognized in cumulative other comprehensive (loss) income by component for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balances as of June 30, 2013	$(12,791)	$(19,777)	$(8)	$(32,576)

Other comprehensive income (loss) before reclassifications	(1,087)	5,455	13	4,381
Amounts reclassified from cumulative other comprehensive income (loss) to net (loss) income	1,265	—	—	1,265
Net current period other comprehensive income	178	5,455	13	5,646

Balances as of September 30, 2013	$(12,613)	$(14,322)	$5	$(26,930)

	Nine Months Ended September 30, 2013
	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balances as of December 31, 2012	$(16,624)	$17,071	$118	$565

Other comprehensive income (loss) before reclassifications	274	(31,393)	(96)	(31,215)
Amounts reclassified from cumulative other comprehensive income (loss) to net (loss) income	3,737	—	(17)	3,720
Net current period other comprehensive income (loss)	4,011	(31,393)	(113)	(27,495)

Balances as of September 30, 2013	$(12,613)	$(14,322)	$5	$(26,930)

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

The following table presents reclassifications out of cumulative other comprehensive income (loss) for the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2013

Amounts Reclassified from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net (Loss) Income	Statement of Operations

Interest rate swap contracts	$1,265	Interest expense

Unrealized gains and losses on available for sale securities	—	Equity in earnings of investees
$1,265

Nine Months Ended September 30, 2013

	Amounts Reclassified from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net (Loss) Income	Statement of Operations

Interest rate swap contracts	$3,737	Interest expense

Unrealized gains and losses on available for sale securities	(17)	Equity in earnings of investees
	$3,720

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Indebtedness

Indebtedness information in this Note 10 excludes information related to SIR and its consolidated subsidiaries.

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

In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60,027, which includes the write off of unamortized discounts and deferred financing fees and expenses.

In October 2013, we prepaid at par all $99,043 of our 5.75% unsecured senior notes due 2014, using borrowings under our revolving credit facility.

Unsecured Revolving Credit Facility and Unsecured Term Loan:

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of September 30, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the three and nine months ended September 30, 2013, and 1.5% for both the three and nine months ended September 30, 2012.  As of September 30, 2013, we had $235,000 outstanding and $515,000 available under our revolving credit facility.

We also have a $500,000 unsecured term loan that matures in December 2016 and is prepayable without penalty at any time.  Our term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances.  Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of September 30, 2013.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2013, the interest rate for the amount outstanding under our term loan was 2.0%.  The weighted average interest rate for the amount outstanding under our term loan was 2.0% and 2.1% for the three and nine months ended September 30, 2013, respectively, and 1.8% for both the three and nine months ended September 30, 2012.

Lenders under our revolving credit facility agreement and our term loan agreement may accelerate payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management or property management agreements with RMR.  As stated in Note 3 above, we believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and our entire Board of Trustees has been removed, such removal would constitute an event of default under our revolving credit facility and term loan agreements, giving either the administrative agent or the lenders with a majority in amount under each such agreement the right to accelerate payment of all amounts we may owe under such agreement.  Such event may also constitute an event of default under certain of our mortgage loans.  On

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

June 19, 2013, Corvex/Related filed with the SEC a public statement indicating that in the event our Board of Trustees is removed as a result of the Corvex/Related consent solicitation, they will offer to buy 51% of the debt outstanding under our revolving credit facility and term loan agreements at par value to prevent the acceleration of such loans.  However, waivers of defaults under our revolving credit facility and term loan agreements require the approval of two thirds of our lenders by amount. We provide no assurance that, in such event, Corvex/Related will be successful in buying any of our outstanding debts or credit commitments or in preventing the acceleration of these loans.

Credit Facility and Term Loan Debt Covenants:

Our public debt indentures and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At September 30, 2013, we believe we were in compliance with all of our respective covenants under our public debt indentures, our revolving credit facility and our term loan agreements.

Mortgage Debt:

At September 30, 2013, 14 of our continuing properties (19 buildings) costing $1,269,286 with an aggregate net book value of $1,116,162 secured mortgage notes totaling $925,120 (including net premiums and discounts) maturing from 2014 through 2026.  In addition, we had mortgage debt secured by two properties (three buildings) classified as held for sale totaling $20,127 (including net premiums and discounts).

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  Our provision for income taxes for the three and nine months ended September 30, 2013 and 2012 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
State	$123	$130	$448	$379
Foreign	561	—	1,943	—
	684	130	2,391	379

Deferred:
Foreign	101	1,192	136	1,527
	101	1,192	136	1,527

Income tax provision	$785	$1,322	$2,527	$1,906

At September 30, 2013 and December 31, 2012, we had deferred tax assets of $1,926 and $2,329, respectively, and deferred tax liabilities of $3,242 and $3,643, respectively, which primarily related to different carrying amounts for financial reporting and for Australian income tax purposes related to our properties and operations in Australia.  Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $536 and $598 as of September 30, 2013 and December 31, 2012, respectively.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2013, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts(1)	$(12,613)	$—	$(12,613)	$—

Non-Recurring Fair Value Measurements:
Properties held for sale(2)	$494,713	$—	$—	$494,713

(1)          The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)          As of September 30, 2013, we recorded a net loss on asset impairment totaling $223,192 for three of our CBD properties (four buildings) and 43 of our suburban properties (97 buildings) to reduce the aggregate carrying value of these properties from $717,905 to their estimated fair value less costs to sell of $494,713.  All of these properties were classified as held for sale as of September 30, 2013.  We used broker information, including recent purchase offers and comparable sales (level 3 inputs), in determining the fair value of these properties.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at September 30, 2013 were as follows:

Description	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Inputs	Range
Properties held for sale for which we recognized impairment losses	$36,373	Purchase Offers	N/A	N/A
Properties held for sale for which we recognized impairment losses	$458,340	Discounted cash flows and comparable sales	Discount rate Exit capitalization rate Market rent growth rate	9% - 12% 8% - 10% 3%

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.  Although we have not done so as of September 30, 2013, and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

interest rate risk exposure on $173,664 of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $178 and $4,011 during the three and nine months ended September 30, 2013, respectively, based primarily on changes in market interest rates.  The fair value of our derivative instruments increased by $454 during the three months ended September 30, 2012, and decreased by $1,987 during the nine months ended September 30, 2012, based primarily on changes in market interest rates.  As of September 30, 2013 and December 31, 2012, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our condensed consolidated balance sheets totaled ($12,613) and ($16,624), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.  The table below presents the effects of our interest rate derivatives in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$(12,791)	$(18,237)	$(16,624)	$(15,796)
Amount of income (loss) recognized in cumulative other comprehensive (loss) income	(1,087)	(782)	274	(5,673)
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	1,265	1,236	3,737	3,686
Unrealized gain (loss) on derivative instruments	178	454	4,011	(1,987)
Balance at end of period	$(12,613)	$(17,783)	$(12,613)	$(17,783)

Over the next 12 months, we estimate that approximately $4,854 will be reclassified from cumulative other comprehensive income as an increase to interest expense.

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At September 30, 2013 and December 31, 2012, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes and mortgage notes payable	$2,206,157	$2,314,308	$2,932,951	$3,181,522

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2013, no single tenant of ours is responsible for more than 3% of our total annualized rents.

We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Earnings Per Common Share

Assuming no fundamental change (as described below) has occurred, as of September 30, 2013, we had 15,180,000 shares of series D cumulative convertible preferred shares that were convertible into 7,298,165 of our common shares and the effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

As stated in Note 3 above, we believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and our entire Board of Trustees has been removed, such removal would constitute a fundamental change under our 6.5% series D cumulative convertible preferred shares giving holders of such shares the option to convert these shares into common shares at a ratio based on 98% of the average closing market price for a period before such removal is effective unless we repurchase these shares for their par value plus accrued and unpaid distributions.  The issuance of such a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on income from continuing operations attributable to CommonWealth REIT common shareholders per share.

Note 14.  Segment Information

Our primary business is the ownership and operation of a nationwide portfolio of office properties.  We account for each of our individual properties as a separate operating segment.  We have aggregated our separate operating segments into two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties.  All of our CBD properties and more than 90% of our suburban properties are office properties.  As a result of our deconsolidation of SIR, we no longer include “industrial and other” among our reportable segments.  Each of our reportable segments includes properties with similar operating and economic characteristics that are subject to unique supply and demand conditions.  Geographic regions described in our Quarterly Report on Form 10-Q for the period ended June 30, 2013 were eliminated primarily because one of these regions included properties owned primarily by SIR which are no longer included in our consolidated financial statements as of September 30, 2013, and the remaining two regions no longer represent a meaningful portion of our consolidated portfolio.  See Note 6 for financial information relating to SIR. Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures, and our management responsibilities do not vary significantly from location to location based on the size of the property or geographic location within each primary reporting segment.  We use property net operating income, or NOI, to evaluate the performance of our operating segments.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.

As of September 30, 2013, we owned 38 CBD properties (51 buildings) and 90 suburban properties (184 buildings), excluding properties classified as held for sale.  Prior periods have been restated to reflect one CBD property (one building) and 39 suburban properties (93 buildings) reclassified to discontinued operations from continuing operations as of December 31, 2012, three properties (three buildings) reclassified from our suburban properties segment to our CBD properties segment as of March 31, 2013, and three CBD properties (four buildings) and 42 suburban properties (106 buildings) reclassified to discontinued operations from continuing operations as of September 30, 2013.

Property level information by operating segment as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	As of September 30,
	2013	2012
Square feet (in thousands):
CBD properties	20,930	20,166
Suburban properties	17,965	41,567
Total properties	38,895	61,733

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income:
CBD properties	$136,228	$130,193	$413,550	$383,245
Suburban properties	65,513	96,609	285,657	279,342
Total properties	$201,741	$226,802	$699,207	$662,587

NOI:
CBD properties	$68,663	$70,208	$220,182	$210,250
Suburban properties	38,446	64,589	191,375	187,110
Total properties	$107,109	$134,797	$411,557	$397,360

As of September 30, 2013, our investment in CBD properties and suburban properties, net of accumulated depreciation, excluding properties classified as held for sale, was $2,999,964 and $1,757,074, respectively, including $149,075 of CBD properties and $92,956 of suburban properties located in Australia.

The following table includes the reconciliation of NOI to net (loss) income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net (loss) income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net (loss) income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net (loss) income for the three and nine months ended September 30, 2013 and 2012 is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$201,741	$226,802	$699,207	$662,587
Operating expenses	(94,632)	(92,005)	(287,650)	(265,227)
NOI	$107,109	$134,797	$411,557	$397,360

NOI	$107,109	$134,797	$411,557	$397,360
Depreciation and amortization	(52,150)	(52,353)	(169,930)	(154,623)
General and administrative	(25,069)	(12,565)	(61,445)	(34,190)
Acquisition related costs	436	(1,066)	(337)	(5,002)
Operating income	30,326	68,813	179,845	203,545

Interest and other income	227	399	931	1,020
Interest expense	(39,359)	(50,736)	(134,824)	(148,924)
Loss on early extinguishment of debt	—	(220)	(60,027)	(287)
Equity in earnings of investees	10,492	2,868	14,913	8,655
Gain on sale of equity investment	—	—	66,293	—
Income from continuing operations before income tax expense	1,686	21,124	67,131	64,009
Income tax expense	(785)	(1,322)	(2,527)	(1,906)
Income from continuing operations	901	19,802	64,604	62,103
(Loss) income from discontinued operations	(28)	774	4,390	4,891
Loss on asset impairment from discontinued operations	(217,080)	—	(225,615)	—
Loss on early extinguishment of debt from discontinued operations	—	—	—	(1,608)
Net gain on sale of properties from discontinued operations	—	1,689	3,359	2,039
(Loss) income before gain on sale of properties	(216,207)	22,265	(153,262)	67,425
Gain on sale of properties	—	—	1,596	—
Net (loss) income	$(216,207)	$22,265	$(151,666)	$67,425

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

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include GOV and SIR.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, who is also our President, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our other executive officers is also an officer of RMR.  GOV’s and SIR’s executive officers are officers of RMR.  A majority of our Independent Trustees also serve as independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we incurred business management fees of $9,844 and $11,057 for the three months ended September 30, 2013 and 2012, respectively, and $33,800 and $32,087 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our condensed consolidated financial statements.

In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $7,919 and $8,593 for the three months ended September 30, 2013 and 2012, respectively, and $24,903 and $24,483 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

The business management fees, property management fees and construction supervision fees that we incurred during the nine months ended September 30, 2013 and 2012 include fees incurred by SIR through July 2, 2013, when SIR was a consolidated subsidiary of ours.

On September 20, 2013, we and RMR agreed to restructure the base business management and incentive fees payable to RMR under our business management agreement beginning in 2014, as follows:

•                  The base business management fees we pay to RMR will be calculated on the basis of the lower of: (i) gross historical cost of our U.S. real estate assets, as defined, or (ii) our total market capitalization.  Market capitalization will include the market value of our common shares, plus the liquidation preference of preferred shares, if any, and the principal amount of debt.  The market value of our common shares will be calculated based on the average shares outstanding multiplied by the average closing share price during the period in which the fees are earned.

•                  10% of the base business management fees we pay to RMR will be paid in our common shares.  The amount of our common shares granted as part of the base business management fee will be calculated based on the average closing share price during the period in which the fees are earned.

•                  The annual incentive fees which may be earned by RMR will be calculated based upon total returns realized by our common shareholders (i.e., share price appreciation plus dividends) in excess of benchmarks.  The benchmarks will be set by our Compensation Committee, which is comprised solely of Independent Trustees, and will be disclosed in our annual meeting proxy statements.  Incentive fees will be paid in our common shares which will vest over a multiyear period and will be subject to a “claw back” in the event of certain material restatements of our financial results.

•                  The annual management fee for foreign assets will be unchanged.

We, along with RMR, certain of our officers and current and former Trustees, have been named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief, including, among other things, complaints filed by or on

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

behalf of Corvex/Related.  In connection with such litigation, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity and have also agreed to indemnify RMR for certain claims brought against RMR in its capacity as our business and property manager.

MacarthurCook Fund Management Limited, or MacarthurCook, previously provided us with business and property management services with respect to our investments in Australia.  Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours.  The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook.  RMR Australia is owned by our Managing Trustees and it has been granted an Australian financial services license by the Australian Securities & Investments Commission.  Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement.  Pursuant to the Australia Management Agreement, the aggregate business and property management fees we recognized during the three and nine months ended September 30, 2013 were $432 and $1,197, respectively.  The Australia Management Agreement was approved by our Compensation Committee, which is composed only of our Independent Trustees.

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

Until March 15, 2013, we were GOV’s largest shareholder.  On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of $239,576 and we realized a gain of $66,293.  In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares.  We incurred $310 of reimbursements payable to GOV pursuant to this agreement.  In addition, under the registration agreement, we and GOV entered cross indemnity agreements with respect to our respective actions associated with our offering of GOV shares.  GOV agreed to indemnify CWH, our officers, Trustees and controlling persons, and we agreed to indemnify GOV and GOV’s officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act; and we and GOV agreed to reimburse payments that the other may make in respect of those liabilities.

SIR was formerly our 100% owned subsidiary.  We are SIR’s largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries.  As of September 30, 2013, we owned 22,000,000 common shares of SIR, which represented approximately 44.2% of SIR’s outstanding common shares.  Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of SIR, and Mr. John Popeo, our Treasurer and Chief Financial Officer, also serves as the Treasurer and Chief Financial Officer of SIR.  In addition, one of our Independent Trustees, Mr. William Lamkin, is an independent trustee of SIR.  RMR provides management services to both us and SIR.

On March 12, 2012, SIR completed an initial public offering pursuant to which it issued 9,200,000 of its common shares for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of $180,814.  SIR applied those net proceeds, along with proceeds from drawings under SIR’s revolving credit facility, to repay in full a $400,000 demand promissory note that we received from SIR on February 16, 2012, along with 22,000,000 SIR common shares (including SIR common shares that had been previously issued to us in connection with SIR’s formation), in exchange for our transfer to SIR of 79 properties (251 separate

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

buildings or land parcels with a combined approximately 21,400,000 rentable square feet).  SIR also reimbursed us for costs that we incurred in connection with SIR’s organization and preparation for its initial public offering.

In connection with the SIR IPO, we and SIR entered into a transaction agreement that governs our separation from and relationship with SIR.  The transaction agreement provides that, among other things, (1) the current assets and liabilities of the 79 properties that we transferred to SIR, as of the time of closing of the SIR IPO, were settled between us and SIR so that we will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (2) SIR will indemnify us with respect to any liability relating to any property transferred by us to SIR, including any liability which relates to periods prior to SIR’s formation, other than the pre-closing current assets and current liabilities that we retained with respect to the 79 transferred properties.

On March 25, 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we own, and we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering.  SIR’s obligation to register the shares for resale in an offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement.  We incurred $636 of reimbursements payable to SIR pursuant to this agreement.  In connection with this registration agreement, we and SIR entered cross indemnity agreements with respect to our respective actions associated with our offering of SIR shares: SIR agreed to indemnify us, our officers, Trustees and controlling persons, and we agreed to indemnify SIR and SIR’s officers, trustees and controlling persons, against certain liabilities in connection with an offering, including liabilities under the Securities Act; and we and SIR agreed to reimburse payments that the other may make in respect of those liabilities.  SIR now has an effective registration statement on Form S-3, which permits resales of SIR’s shares by selling shareholders, pursuant to which, and subject to the terms of the registration agreement, we may be able to sell our SIR common shares in a registered offering.

We, RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of September 30, 2013, we have invested $5,209 in AIC since AIC’s formation in 2008.  We use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  For the period that SIR was both a shareholder of AIC and our consolidated subsidiary, from May 2012 until July 2, 2013, our condensed consolidated financial statements include SIR’s equity investment interest in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we (excluding SIR) paid a premium, including taxes and fees, of $5,984 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Effective July 2013, we, RMR, GOV, SIR and three other companies to which RMR provides management services purchased from an unrelated third party insurer a combined directors’ and officers’ liability insurance policy providing $10,000 of aggregate coverage.  We paid a premium of approximately $133 in connection with this policy.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

OVERVIEW

We are a REIT organized under Maryland law.  We primarily own office buildings in CBD and suburban locations throughout the United States, and we also own 1.8 million square feet of space in 11 properties (11 buildings) located in Australia, and 22,000,000 SIR common shares, or approximately 44.2%, a REIT that primarily owns net leased, single tenant office and industrial properties in the United States.

SIR was formerly our 100% owned subsidiary.  In March 2012, SIR completed its initial public offering and became a publicly held company with shares listed on the NYSE.  On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares.  Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR’s outstanding common shares, and SIR was one of our consolidated subsidiaries.  Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR’s outstanding common shares and SIR ceased to be our consolidated subsidiary.  Beginning on July 2, 2013, we no longer consolidate SIR but instead account for our ownership of SIR using the equity method.  Under the equity method, we record our percentage share of net earnings of SIR in our condensed consolidated statements of operations.  Prior to July 2, 2013, SIR’s operating results and properties were included in our consolidated results of operations and financial position.  See Note 15 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our agreements with SIR.

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

On February 26, 2013, Corvex/Related publicly disclosed their accumulation of the Company’s common shares.  Corvex/Related have since undertaken a series of actions in an effort to influence and control us, including publishing “open” letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the common shares of the Company, and running a purported consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees.  By letter dated March 28, 2013, Corvex/Related made a conditional purported offer to purchase all of the Company’s common shares for $24.50 per share, without disclosing any specific financing plan, and presented the Company with three options:  accept Corvex/Related’s offer to acquire the Company, sell the Company to a higher bidder, or face a consent solicitation to remove the entire Board of Trustees of the Company without cause.  On April 15, 2013, we announced that, after considering the information provided by Corvex/Related, our Board of Trustees unanimously determined not to pursue discussions with Corvex/Related about their conditional, not fully financed, offer.  We also announced on that date that, after considering alternatives, and with the advice and assistance of financial and legal advisors, our Board of Trustees unanimously determined that the interests of the Company and our shareholders would be best served by continued implementation of our current business plan to (i) concentrate investments in CBD office properties, (ii) divest non-core properties and other assets, and (iii) reduce debt, and not to pursue a sale of the Company at the time.

On April 10, 2013, Corvex/Related filed a definitive consent solicitation statement for their proposal to remove, without cause, all of the members of our Board of Trustees.  Corvex/Related unilaterally, publicly stated that they believed the record date for their purported consent solicitation was April 22, 2013 and Corvex/Related solicited consents from our shareholders as of that date to their removal proposal.  On June 21, 2013, Corvex delivered to the Company a letter and enclosed materials that it claimed were written consents from the Company’s shareholders that effectuated the immediate removal of the Company’s entire Board of Trustees. That same day, Corvex/Related, delivered a second letter to our Independent Trustees repeating the assertion that the Independent Trustees are no longer Trustees of the Company and issued a press release making similar assertions and stating:

“[Corvex/Related] will hold each former trustee personally accountable if they attempt to illegitimately usurp corporate authority they do not have. [Corvex/Related] advise third parties that do business with CommonWealth that we reserve the right to challenge any corporate action that may be taken by these former trustees on or after today as invalid.”

The legal effectiveness of the Corvex/Related purported consent solicitation is the subject of legal proceedings before an arbitration panel.  We believe that the Corvex/Related consent solicitation has no legal effect because, among other things, under our declaration of trust and bylaws, the power to set a record date for a consent solicitation rests with the Company’s Board of Trustees and our Board of Trustees did not set such a record date for the Corvex/Related purported consent solicitation as the Corvex/Related request for a record date did not comply with requirements in our governing documents.  Moreover, our Board of Trustees believes that the removal of all of our Trustees without cause and in one removal action conflicts with our Board’s election to be subject to certain provisions of the Maryland Unsolicited Takeovers Act.  Because the validity of the Corvex/Related purported consent solicitation is the subject of legal proceedings before an arbitration panel, we determined not to solicit consent revocation cards to counter Corvex/Related’s purported consent solicitation. On June 24, 2013, the Company responded to the letters from Corvex/Related pointing out that the effectiveness of the Corvex/Related consent solicitation is currently the subject of proceedings before an arbitration panel and that the Board of Trustees would continue to manage the Company unless and until the arbitration panel directs otherwise.  By order dated August 7, 2013, the arbitration panel denied summary judgment on Corvex/Related’s claims that their consent solicitation was proper.  An evidentiary hearing on the legal effectiveness of the Corvex/Related consent solicitation was held before the arbitration panel from October 7, 2013 through October 17, 2013, and the parties submitted post-hearing briefs on October 30, 2013.  Our current expectation is that the arbitration panel will issue a ruling regarding these matters on or before November 29, 2013.

We believe that the Corvex/Related consent solicitation has no legal effect and to date, no court or arbitration panel has ruled that it is legally effective.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and our entire Board of Trustees has been removed as a result of the Corvex/Related consent solicitation, such removal may, among other things, disrupt our business and operations and affect our ability to pay dividends and borrow.  For a further discussion of the legal proceedings described above, please see the section captioned “Legal Proceedings” in Part II, Item 1 in this Quarterly Report on Form 10-Q; and for a further discussion of the risks related to the Corvex/Related activities, please see the section captioned “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q.

Property Operations

As of September 30, 2013, 88.6% of our total square feet was leased, compared to 90.9% leased as of September 30, 2012.  These results reflect the reduction in occupancy related to the deconsolidation of SIR as of July 2, 2013, offset by a 0.1 percentage point increase in occupancy at properties we owned continuously since July 1, 2012, and higher occupancy levels at properties acquired since July 1, 2012.  Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2013	2012	2013	2012
Total properties	128	214	126	126
Total square feet	38,895	61,733	37,500	37,500
Percent leased(3)	88.6%	90.9%	88.5%	88.4%

(1)              Excludes properties classified in discontinued operations.

(2)              Based on properties we owned continuously since July 1, 2012 and excludes properties classified in discontinued operations.

(3)              Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

As of September 30, 2013, we had four CBD properties (five buildings) and 72 suburban properties (172 buildings) with a combined 12,704,719 square feet classified as held for sale.  Results of operations for properties sold or held for sale as of September 30, 2013 are included in discontinued operations in our condensed consolidated statements of operations.  These properties and their operating results are excluded from the data in the preceding paragraph and, except as noted, from the balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The average effective rental rate per square foot, as defined below, for our properties for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CBD properties	$30.03	$30.04	$30.05	$30.10
Suburban properties	$16.31	$10.46	$12.01	$10.27
Total properties	$23.59	$16.71	$18.62	$16.59

(1)              Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified.  Data presented excludes properties classified in discontinued operations.

During the three months ended September 30, 2013, we renewed leases for 1,201,000 square feet and entered into new leases for 340,000 square feet, at weighted average cash rental rates that were approximately 4.3% below rents previously charged for the same space.  The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2013 was 8.9 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the three months ended September 30, 2013 totaled $46.7 million, or $30.33 per square foot on average (approximately $3.41 per square foot per year of the lease term).

Leasing market conditions in the majority of our markets appear to be stabilizing, but remain weak.  Required tenant concessions, including tenant improvements, leasing brokerage commissions, tenant reimbursements and free rent, have increased in certain markets since 2008 and may continue to increase depending on market and competitive conditions.  Tenant concessions are generally amortized during the terms of the affected leases.  We believe that the stubbornly high unemployment rate and weak leasing market conditions in the United States may result in stable, or even decreases in, occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, at our properties through 2014.  However, there are too many variables for us to reasonably project what the financial impact of changing market conditions will have on our occupancy, rental income or financial results for future periods.

We review all of our long lived assets for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred.  We determined the net carrying value of one property (three buildings) sold during the three months ended September 30, 2013 and 46 properties (101 buildings) that were classified as held for sale as of September 30, 2013 exceeded their estimated fair value based on broker valuations, comparable sales transactions, current sales prices and purchase offers, resulting in impairment charges aggregating $217.1 million.

As of September 30, 2013, approximately 8.6% of our leased square feet and 7.8% of our annualized rental income, determined as set forth below, are included in leases scheduled to expire through December 31, 2014.  Lease renewals and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these renewals are negotiated.  Lease expirations by year, as of September 30, 2013, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Income	Income	Income
Year	Expiring	Expiring(1)	Expiring	Expiring	Expiring(2)	Expiring	Expiring
2013	164	1,020	3.0%	3.0%	$16,946	2.3%	2.3%
2014	233	1,922	5.6%	8.6%	40,997	5.5%	7.8%
2015	254	3,941	11.4%	20.0%	83,924	11.2%	19.0%
2016	257	4,087	11.9%	31.9%	75,747	10.1%	29.1%
2017	216	3,239	9.4%	41.3%	79,012	10.5%	39.6%
2018	172	3,665	10.6%	51.9%	80,837	10.7%	50.3%
2019	76	3,441	10.0%	61.9%	61,362	8.2%	58.5%
2020	72	3,517	10.2%	72.1%	82,475	11.0%	69.5%
2021	45	1,833	5.3%	77.4%	41,659	5.5%	75.0%
2022	36	1,226	3.6%	81.0%	32,973	4.4%	79.4%
Thereafter	102	6,567	19.0%	100.0%	155,087	20.6%	100.0%
Total	1,627	34,458	100.0%		$751,019	100.0%

Weighted average remaining lease term (in years):		6.0			6.0

(1)         Square feet is pursuant to existing leases as of September 30, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)         Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2013, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2013, tenants responsible for 1% or more of our total annualized rental income were as follows (square feet in thousands):

				% of
				Annualized
		Square	% of Total	Rental
Tenant		Feet(1)	Square Feet(1)	Income(2)	Expiration
1.	Telstra Corporation Limited	311	0.9%	2.4%	2020
2.	Office Depot, Inc.	651	1.9%	2.3%	2023
3.	Expedia, Inc.	371	1.1%	2.1%	2018
4.	PNC Financial Services Group	587	1.7%	2.0%	2017 to 2021
5.	John Wiley & Sons, Inc.	342	1.0%	2.0%	2017
6.	U.S. Government	507	1.5%	1.9%	2013 to 2032
7.	The Bank of New York Mellon Corp.	395	1.1%	1.5%	2015 to 2021
8.	Royal Dutch Shell plc	700	2.0%	1.5%	2016 and 2026
9.	J.P. Morgan Chase & Co.	375	1.1%	1.5%	2014 to 2025
10.	Flextronics International Ltd.	1,051	3.1%	1.4%	2019
11.	United Healthcare Services Inc.	479	1.4%	1.4%	2017 to 2023
12.	CNO Financial Group Inc.	363	1.1%	1.3%	2013 to 2023
13.	Wells Fargo & Co	353	1.0%	1.2%	2013 to 2022
14.	Ballard Spahr LLP (a law firm)	263	0.8%	1.2%	2014 to 2031
15.	Towers Watson & Co.	348	1.0%	1.1%	2013 to 2020
16.	Jones Day (a law firm)	343	1.0%	1.1%	2026
17.	Level 3 Communications, Inc.	212	0.6%	1.1%	2013 to 2026
18.	RE/MAX Holdings, Inc.	248	0.7%	1.1%	2028
19.	Carmike Cinemas, Inc.	552	1.6%	1.0%	2016
	Total	8,451	24.6%	29.1%

(1)              Square feet is pursuant to existing leases as of September 30, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations.

(2)              Annualized rental income is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2013, plus straight-line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations.

Investment and Disposition Activities (excluding SIR)

In early 2013, we announced that we would offer for sale 40 primarily suburban office and industrial properties (94 buildings) with a combined 6,673,851 square feet.  As of today, we have sold 38 of these properties (92 buildings) with a combined 6,596,457 square feet for an aggregate sale price of $156.3 million, excluding closing costs.  In addition, we have the remaining two properties (two buildings) with a combined 77,394 square feet under agreement to sell for a total of $2.1 million, excluding closing costs.  We expect to sell these two properties before year end 2013; however, no assurance can be given that any of these properties will be sold in that time period or at all.

In September 2013, our Board of Trustees approved a plan to sell an additional 45 non-core properties (110 buildings) with a combined 8,425,548 square feet, as part of our business plan to reposition our portfolio towards high quality office buildings located in CBDs and away from suburban office and industrial properties.  As of September 30, 2013, these 45 properties were reclassified to discontinued operations, and we recorded asset impairment charges totaling $217.1 million, primarily relating to certain of these properties.  We expect to sell these 45 properties by mid-year 2014; however, no assurance can be given that any of these properties will be sold in that time period or at all. From time to time we may consider selling additional properties.

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

For more information regarding these transactions, please see Notes 4 and 6 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities (excluding SIR)

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

In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60.0 million, which includes the write off of unamortized discounts and deferred financing fees and expenses.

In October 2013, we prepaid at par all $99.0 million of our 5.75% unsecured senior notes due 2014, using borrowings under our revolving credit facility.

For more information regarding our financing sources and activities, please see the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

					Other Properties Results (2)
	Comparable Properties Results(1)				Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		Three Months Ended September 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change
	(in thousands)				(in thousands)		(in thousands, except per share data)
Rental income:
CBD properties	$127,504	$128,840	$(1,336)	(1.0)%	$8,724	$1,353	$136,228	$130,193	$6,035	4.6%
Suburban properties	65,041	66,410	(1,369)	(2.1)%	472	30,199	65,513	96,609	(31,096)	(32.2)%
Rental income	192,545	195,250	(2,705)	(1.4)%	9,196	31,552	201,741	226,802	(25,061)	(11.0)%

Operating expenses:
CBD properties	63,363	59,583	3,780	6.3%	4,202	402	67,565	59,985	7,580	12.6%
Suburban properties	26,945	26,719	226	0.8%	122	5,301	27,067	32,020	(4,953)	(15.5)%
Operating expenses	90,308	86,302	4,006	4.6%	4,324	5,703	94,632	92,005	2,627	2.9%

Net operating income :(3)
CBD properties	64,141	69,257	(5,116)	(7.4)%	4,522	951	68,663	70,208	(1,545)	(2.2)%
Suburban properties	38,096	39,691	(1,595)	(4.0)%	350	24,898	38,446	64,589	(26,143)	(40.5)%

Net operating income	$102,237	$108,948	$(6,711)	(6.2)%	$4,872	$25,849	107,109	134,797	(27,688)	(20.5)%

Other expenses:
Depreciation and amortization							52,150	52,353	(203)	(0.4)%
General and administrative							25,069	12,565	12,504	99.5%
Acquisition related costs							(436)	1,066	(1,502)	(140.9)%
Total other expenses							76,783	65,984	10,799	16.4%
Operating income							30,326	68,813	(38,487)	(55.9)%
Interest and other income							227	399	(172)	(43.1)%
Interest expense							(39,359)	(50,736)	11,377	(22.4)%
Loss on early extinguishment of debt							—	(220)	220	(100.0)%
Equity in earnings of investees							10,492	2,868	7,624	265.8%
Income from continuing operations before income tax expense							1,686	21,124	(19,438)	(92.0)%
Income tax expense							(785)	(1,322)	537	(40.6)%
Income from continuing operations							901	19,802	(18,901)	(95.4)%
Discontinued operations:
(Loss) income from discontinued operations							(28)	774	(802)	(103.6)%
Loss on asset impairment from discontinued operations							(217,080)	—	(217,080)	100.0%
Net gain on sale of properties from discontinued operations							—	1,689	(1,689)	(100.0)%
Net (loss) income							(216,207)	22,265	(238,472)	(1071.1)%
Net income attributable to noncontrolling interest in consolidated subsidiary							(108)	(4,647)	4,539	(97.7)%
Net (loss) income attributable to CommonWealth REIT							(216,315)	17,618	(233,933)	(1327.8)%
Preferred distributions							(11,151)	(12,755)	1,604	(12.6)%
Excess redemption price paid over carrying value of preferred shares							—	(4,985)	4,985	(100.0)%
Net loss available for CommonWealth REIT common shareholders							$(227,466)	$(122)	$(227,344)	186347.5%

Amounts attributable to CommonWealth REIT common shareholders:
Loss from continuing operations							$(10,358)	$(2,585)	$(7,773)	300.7%
(Loss) income from discontinued operations							(28)	774	(802)	(103.6)%
Loss on asset impairment from discontinued operations							(217,080)	—	(217,080)	100.0%
Net gain on sale of properties from discontinued operations							—	1,689	(1,689)	(100.0)%
Net loss							$(227,466)	$(122)	$(227,344)	186347.5%

Weighted average common shares outstanding — basic and diluted							118,328	83,745	34,583	41.3%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Loss from continuing operations							$(0.09)	$(0.03)	$(0.06)	200.0%
(Loss) income from discontinued operations							$(1.83)	$0.03	$(1.86)	(6200.0)%
Net loss available for common shareholders							$(1.92)	$—	$(1.92)	100.0%

(1)        Comparable properties consist of 126 properties (232 buildings) we owned continuously from July 1, 2012 to September 30, 2013, excluding properties classified as held for sale.

(2)        Other properties consist of: (i) two (three buildings) and one (one building) (which one is included in the two) properties we owned on September 30, 2013 and 2012, respectively, and which we acquired during the period from July 1, 2012 to September 30, 2013, and (ii) properties owned by SIR when SIR was our consolidated subsidiary.

(3)        We calculate NOI as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net (loss) income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net (loss) income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

Calculation of Funds from Operations, or FFO, and Normalized FFO

	Three Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Calculation of FFO:(1)
Net (loss) income attributable to CommonWealth REIT	$(216,315)	$17,618
Plus: depreciation and amortization from continuing operations	52,150	52,353
Plus: depreciation and amortization from discontinued operations	8,157	11,084
Plus: loss on asset impairment from discontinued operations	217,080	—
Plus: FFO from investees	14,095	5,472
Plus: net income attributable to noncontrolling interest	108	4,647
Less: FFO attributable to noncontrolling interest	(142)	(5,796)
Less: net gain on sale of properties from discontinued operations	—	(1,689)
Less: equity in earnings of investees	(10,492)	(2,868)
FFO attributable to CommonWealth REIT	64,641	80,821
Less: preferred distributions	(11,151)	(12,755)
FFO available for CommonWealth REIT common shareholders	$53,490	$68,066

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT	$64,641	$80,821
Plus: acquisition related costs from continuing operations	(436)	1,066
Plus: normalized FFO from investees	14,444	5,633
Plus: loss on early extinguishment of debt from continuing operations	—	220
Plus: shareholder litigation costs and related expenses	13,792	—
Plus: average minimum rent from direct financing lease	329	329
Plus: FFO attributable to noncontrolling interest	142	5,796
Less: normalized FFO attributable to noncontrolling interest	(142)	(5,968)
Less: FFO from investees	(14,095)	(5,472)
Less: interest earned from direct financing lease	(272)	(353)
Normalized FFO attributable to CommonWealth REIT	78,403	82,072
Less: preferred distributions	(11,151)	(12,755)
Normalized FFO available for CommonWealth REIT common shareholders	$67,252	$69,317

Weighted average common shares outstanding - basic and diluted(2)	118,328	83,745

Per common share:
FFO available for CommonWealth REIT common shareholders - basic and diluted(2)	$0.45	$0.81
Normalized FFO available for CommonWealth REIT common shareholders - basic and diluted(2)	$0.57	$0.83

(1)         We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on real estate asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, equity in earnings from investees and FFO attributable to noncontrolling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, gain from sale of equity investment, loss on early extinguishment of debt, shareholder litigation costs and related expenses, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interests.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net (loss) income, net (loss) income attributable to CommonWealth REIT, net (loss) income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(2)         Assuming no fundamental change (as described in Note 13 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) has occurred, at September 30, 2013, we had 15,180 series D preferred shares outstanding that were convertible into 7,298 common shares and the effect of a conversion of our convertible preferred shares on FFO and Normalized FFO available for CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

We refer to the 126 properties (232 buildings) we owned continuously from July 1, 2012 to September 30, 2013, excluding properties classified as held for sale, as comparable properties.  We refer to the two (three buildings) and one (one building) (which one is included in the two) properties that we owned as of September 30, 2013 and 2012, respectively, which we acquired during the period from July 1, 2012 to September 30, 2013, and for the 2012 period, properties owned by SIR when SIR was our consolidated subsidiary, as other properties.  Our condensed consolidated statement of operations for the three months ended September 30, 2013 includes the operating results of 128 properties for the entire period, as we acquired these properties prior to July 1, 2013.  Our condensed consolidated statement of operations for the three months ended September 30, 2012 includes the operating results of one property for less than the entire period, as this property was purchased during the period from July 1, 2012 to September 30, 2012.  Our condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 also include the operating results of properties owned by SIR when SIR was our consolidated subsidiary; SIR was our consolidated subsidiary until July 2, 2013.

The following table presents actual results, adjusted for both periods presented, to deconsolidate SIR and to account for our investment in SIR under the equity method since SIR’s initial public offering on March 12, 2012.  These adjusted historical results are provided for illustrative purposes only and are not necessarily indicative of our expected results of operations for any future period.  The deconsolidation of SIR and accounting for our investment in SIR under the equity method had no effect on net (loss) income attributable to CommonWealth REIT, FFO available for CommonWealth REIT common shareholders or Normalized FFO available for CommonWealth REIT common shareholders.

					Adjusted
					Other Properties Results (2)
	Adjusted Comparable Properties Results (1)				Three Months Ended		Adjusted Consolidated Results
	Three Months Ended September 30,				September 30,		Three Months Ended September 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change
	(in thousands)				(in thousands)		(in thousands, except per share data)
Rental income:
CBD properties	$127,504	$128,840	$(1,336)	(1.0)%	$8,710	$277	$136,214	$129,117	$7,097	5.5%
Suburban properties	65,041	66,410	(1,369)	(2.1)%	(9)	397	65,032	66,807	(1,775)	(2.7)%
Rental income	192,545	195,250	(2,705)	(1.4)%	8,701	674	201,246	195,924	5,322	2.7%

Operating expenses:
CBD properties	63,363	59,583	3,780	6.3%	4,198	99	67,561	59,682	7,879	13.2%
Suburban properties	26,945	26,719	226	0.8%	30	(106)	26,975	26,613	362	1.4%
Operating expenses	90,308	86,302	4,006	4.6%	4,228	(7)	94,536	86,295	8,241	9.5%

NOI:
CBD properties	64,141	69,257	(5,116)	(7.4)%	4,512	178	68,653	69,435	(782)	(1.1)%
Suburban properties	38,096	39,691	(1,595)	(4.0)%	(39)	503	38,057	40,194	(2,137)	(5.3)%

NOI(3)	$102,237	$108,948	$(6,711)	(6.2)%	$4,473	$681	106,710	109,629	(2,919)	(2.7)%

Other expenses:
Depreciation and amortization							52,072	48,465	3,607	7.4%
General and administrative							25,035	9,939	15,096	151.9%
Acquisition related costs							(436)	483	(919)	(190.3)%
Total other expenses							76,671	58,887	17,784	30.2%
Operating income							30,039	50,742	(20,703)	(40.8)%
Interest and other income							227	399	(172)	(43.1)%
Interest expense							(39,317)	(48,269)	8,952	(18.5)%
Loss on early extinguishment of debt							—	(220)	220	(100.0)%
Equity in earnings of investees							10,629	13,825	(3,196)	(23.1)%
Income from continuing operations before income tax expense							1,578	16,477	(14,899)	(90.4)%
Income tax expense							(785)	(1,322)	537	(40.6)%
Income from continuing operations							793	15,155	(14,362)	(94.8)%
Discontinued operations:
(Loss) income from discontinued operations							(28)	774	(802)	(103.6)%
Loss on asset impairment from discontinued operations							(217,080)	—	(217,080)	100.0%
Net gain on sale of properties from discontinued operations							—	1,689	(1,689)	(100.0)%
Net (loss) income							(216,315)	17,618	(233,933)	(1327.8)%
Net income attributable to noncontrolling interest in consolidated subsidiary							—	—	—	0.0%
Net (loss) income attributable to CommonWealth REIT							(216,315)	17,618	(233,933)	(1327.8)%
Preferred distributions							(11,151)	(12,755)	1,604	(12.6)%
Excess redemption price paid over carrying value of preferred shares							—	(4,985)	4,985	(100.0)%
Net loss available for CommonWealth REIT common shareholders							$(227,466)	$(122)	$(227,344)	186347.5%

Amounts attributable to CommonWealth REIT common shareholders:
Loss from continuing operations							$(10,358)	$(2,585)	$(7,773)	300.7%
(Loss) income from discontinued operations							(28)	774	(802)	(103.6)%
Loss on asset impairment from discontinued operations							(217,080)	—	(217,080)	100.0%
Net gain on sale of properties from discontinued operations							—	1,689	(1,689)	(100.0)%
Net loss							$(227,466)	$(122)	$(227,344)	186347.5%

Weighted average common shares outstanding — basic and diluted							118,328	83,745	34,583	41.3%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Loss from continuing operations							$(0.09)	$(0.03)	$(0.06)	200.0%
(Loss) income from discontinued operations							$(1.83)	$0.03	$(1.86)	(6200.0)%
Net loss available for common shareholders							$(1.92)	$—	$(1.92)	100.0%

(1)             Comparable properties consist of 126 properties (232 buildings) we owned continuously from July 1, 2012 to September 30, 2013, excluding properties classified as held for sale.

(2)             Other properties consist of two (three buildings) and one (one building) (which one is included in the two) properties we owned on September 30, 2013 and 2012, respectively, and which we acquired during the period from July 1, 2012 to September 30, 2013.

(3)             See Note (3) on page 32 for further information regarding NOI.

Differences between consolidated results and adjusted results are all attributable to the deconsolidation of SIR.  References to changes in the income and expense categories below relate to the comparison of adjusted results for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Rental income.  Rental income increased for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to our acquisition of two CBD properties (three buildings) in 2012 subsequent to July 1, 2012, partially offset by a decrease in rental income at our comparable properties.  The decrease in comparable property rental income from our CBD segment of $1.3 million primarily reflects higher lease termination fees received in the prior year and the impact of the change in the value of the Australian dollar relative to the U.S. dollar, or foreign currency impact, on revenues from one of our CBD properties in Australia.  The decrease in comparable property rental income from our suburban segment of $1.4 million primarily reflects higher lease termination fees received in the prior year and the foreign currency impact on revenues for ten of our suburban properties in Australia.  Rental income includes non-cash straight line rent adjustments totaling $6.6 million in the 2013 period and $10.4 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.2 million in the 2013 period and $2.1 million in the 2012 period.  Rental income also includes lease termination fees totaling $434,000 in the 2013 period and $1.2 million in the 2012 period.

Operating expenses.  The increase in operating expenses primarily reflects our acquisition of two CBD properties (three buildings) since July 1, 2012, and an increase in operating expenses at our comparable properties.  The increase in operating expenses at our comparable properties primarily reflects an increase in real estate tax rates and assessments at some of our CBD properties.

Total other expenses.  The increase in total other expenses primarily reflects depreciation resulting from acquisitions and capital improvements we made since July 1, 2012, and an increase in general and administrative expenses primarily for shareholder litigation costs and related expenses, partially offset by the reversal during the current period of a portion of estimated acquisition related costs recognized in the prior period.

Interest and other income.  The decrease in interest and other income primarily reflects lower interest income during the 2013 period, partially offset by interest income from mortgage financing we provided to the buyers of some of the properties we sold during 2013.

Interest expense.  The decrease in interest expense in the 2013 period primarily reflects the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012 and the purchase of $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, partially offset by the assumption of $156.3 million of mortgage debt since July 1, 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from SIR, GOV and AIC.  The decrease in earnings of investees primarily reflects our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

Income tax expense.  The decrease in income tax expense primarily reflects retroactive increases in taxes during the third quarter of 2012 related to our Australian properties.

(Loss) income from discontinued operations.  (Loss) income from discontinued operations reflects operating results from 76 properties (177 buildings) that were being marketed for sale as of September 30, 2013, nine properties (27 buildings) and a land parcel sold from January 1, 2013 to September 30, 2013 and one property (one building) sold in the 2012 period.

Loss on asset impairment from discontinued operations.  The 2013 loss on asset impairment reflects the write down to estimated fair value of one suburban property (three buildings) sold during the three months ended September 30, 2013 and 43 properties (97 buildings) that are currently being marketed for sale.

Net gain on sale of properties from discontinued operations.  Net gain on sale of properties reflects net gains totaling $1.7 million from the sale of one suburban property (one building) during the 2012 period.

Net (loss) income.  The decrease in net income is primarily a result of the changes noted above.

Net (loss) income attributable to CommonWealth REIT and net (loss) income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT reflects the same factors noted above.  Net (loss) income available for CommonWealth REIT common shareholders is net (loss) income attributable to CommonWealth REIT reduced by preferred distributions.  The decrease in preferred distributions reflects the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily reflects 34,500,000 common shares we issued in a public offering in March 2013.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

					Other Properties Results(2)
	Comparable Properties Results(1)				Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		Nine Months Ended September 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change
	(in thousands)				(in thousands)		(in thousands, except per share data)
Rental income:
CBD properties	$343,439	$347,731	$(4,292)	(1.2)%	$70,111	$35,514	$413,550	$383,245	$30,305	7.9%
Suburban properties	197,723	195,386	2,337	1.2%	87,934	83,956	285,657	279,342	6,315	2.3%
Rental income	541,162	543,117	(1,955)	(0.4)%	158,045	119,470	699,207	662,587	36,620	5.5%

Operating expenses:
CBD properties	157,333	153,865	3,468	2.3%	36,035	19,130	193,368	172,995	20,373	11.8%
Suburban properties	78,366	76,469	1,897	2.5%	15,916	15,763	94,282	92,232	2,050	2.2%
Operating expenses	235,699	230,334	5,365	2.3%	51,951	34,893	287,650	265,227	22,423	8.5%
NOI:
CBD properties	186,106	193,866	(7,760)	(4.0)%	34,076	16,384	220,182	210,250	9,932	4.7%
Suburban properties	119,357	118,917	440	0.4%	72,018	68,193	191,375	187,110	4,265	2.3%
NOI(3)	$305,463	$312,783	$(7,320)	(2.3)%	$106,094	$84,577	411,557	397,360	14,197	3.6%

Other expenses:
Depreciation and amortization							169,930	154,623	15,307	9.9%
General and administrative							61,445	34,190	27,255	79.7%
Acquisition related costs							337	5,002	(4,665)	(93.3)%
Total other expenses							231,712	193,815	37,897	19.6%
Operating income							179,845	203,545	(23,700)	(11.6)%
Interest and other income							931	1,020	(89)	(8.7)%
Interest expense							(134,824)	(148,924)	14,100	(9.5)%
Loss on early extinguishment of debt							(60,027)	(287)	(59,740)	20815.3%
Equity in earnings of investees							14,913	8,655	6,258	72.3%
Gain on sale of equity investment							66,293	—	66,293	100.0%
Income from continuing operations before income tax expense							67,131	64,009	3,122	4.9%
Income tax expense							(2,527)	(1,906)	(621)	32.6%
Income from continuing operations							64,604	62,103	2,501	4.0%
Discontinued operations:
Income from discontinued operations							4,390	4,891	(501)	(10.2)%
Loss on asset impairment from discontinued operations							(225,615)	—	(225,615)	100.0%
Loss on early extinguishment of debt from discontinued operations							—	(1,608)	1,608	(100.0)%
Net gain on sale of properties from discontinued operations							3,359	2,039	1,320	64.7%
(Loss) income before gain on sale of properties							(153,262)	67,425	(220,687)	(327.3)%
Gain on sale of properties							1,596	—	1,596	100.0%
Net (loss) income							(151,666)	67,425	(219,091)	(324.9)%
Net income attributable to noncontrolling interest in consolidated subsidiary							(20,093)	(10,062)	(10,031)	99.7%
Net (loss) income attributable to CommonWealth REIT							(171,759)	57,363	(229,122)	(399.4)%
Preferred distributions							(33,453)	(40,401)	6,948	(17.2)%
Excess redemption price paid over carrying value of preferred shares							—	(4,985)	4,985	(100.0)%
Net (loss) income available for CommonWealth REIT common shareholders							$(205,212)	$11,977	$(217,189)	(1813.4)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations							$12,654	$6,655	$5,999	90.1%
Income from discontinued operations							4,390	4,891	(501)	(10.2)%
Loss on asset impairment from discontinued operations							(225,615)	—	(225,615)	100.0%
Loss on early extinguishment of debt from discontinued operations							—	(1,608)	1,608	(100.0)%
Net gain on sale of properties from discontinued operations							3,359	2,039	1,320	64.7%
Net (loss) income							$(205,212)	$11,977	$(217,189)	(1813.4)%

Weighted average common shares outstanding — basic and diluted							110,353	83,731	26,622	31.8%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations							$0.11	$0.08	$0.03	37.5%
(Loss) income from discontinued operations							$(1.97)	$0.06	$(2.03)	(3383.3)%
Net (loss) income available for common shareholders							$(1.86)	$0.14	$(2.00)	(1428.6)%

(1)             Comparable properties consist of 124 properties (229 buildings) we owned continuously from January 1, 2012 to September 30, 2013, excluding properties classified as held for sale.

(2)             Other properties consist of: (i) four (six buildings) and three (four buildings) (which three are included in the four) properties we owned on September 30, 2013 and 2012, respectively, and which we acquired during the period from January 1, 2012 to September 30, 2013, and (ii) properties owned by SIR when SIR was our consolidated subsidiary.

(3)             See Note (3) on page 32 for further information regarding NOI.

Calculation of FFO and Normalized FFO

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Calculation of FFO:(1)
Net (loss) income attributable to CommonWealth REIT	$(171,759)	$57,363
Plus: depreciation and amortization from continuing operations	169,930	154,623
Plus: depreciation and amortization from discontinued operations	24,289	33,717
Plus: loss on asset impairment from discontinued operations	225,615	—
Plus: FFO from investees	18,996	16,070
Plus: net income attributable to noncontrolling interest	20,093	10,062
Less: FFO attributable to noncontrolling interest	(26,270)	(12,270)
Less: gain on sale of properties	(1,596)	—
Less: net gain on sale of properties from discontinued operations	(3,359)	(2,039)
Less: equity in earnings of investees	(14,913)	(8,655)
FFO attributable to CommonWealth REIT	241,026	248,871
Less: preferred distributions	(33,453)	(40,401)
FFO available for CommonWealth REIT common shareholders	$207,573	$208,470

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT	$241,026	$248,871
Plus: acquisition related costs from continuing operations	337	5,002
Plus: normalized FFO from investees	19,350	16,293
Plus: loss on early extinguishment of debt from continuing operations	60,027	287
Plus: loss on early extinguishment of debt from discontinued operations	—	1,608
Plus: shareholder litigation costs and related expenses	23,917	—
Plus: average minimum rent from direct financing lease	987	987
Plus: FFO attributable to noncontrolling interest	26,270	12,270
Less: normalized FFO attributable to noncontrolling interest	(26,573)	(12,641)
Less: FFO from investees	(18,996)	(16,070)
Less: interest earned from direct financing lease	(877)	(1,119)
Less: gain on sale of equity investment	(66,293)	—
Normalized FFO attributable to CommonWealth REIT	259,175	255,488
Less: preferred distributions	(33,453)	(40,401)
Normalized FFO available for CommonWealth REIT common shareholders	$225,722	$215,087

Weighted average common shares outstanding - basic and diluted(2)	110,353	83,731

Per common share:
FFO available for CommonWealth REIT common shareholders - basic and diluted(2)	$1.88	$2.49
Normalized FFO available for CommonWealth REIT common shareholders - basic and diluted (2)	$2.05	$2.57

(1)         See Note (1) on page 34 for further information regarding FFO and Normalized FFO.

(2)         Assuming no fundamental change (as described in Note 13 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) has occurred, at September 30, 2013, we had 15,180 series D preferred shares outstanding that were convertible into 7,298 common shares and the effect of a conversion of our convertible preferred shares on FFO and Normalized FFO available for CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

We refer to the 124 properties (229 buildings) we owned continuously from January 1, 2012 to September 30, 2013, excluding properties classified as held for sale, as comparable properties.  We refer to the four (six buildings) and three (four buildings) (which three are included in the four) properties that we owned as of September 30, 2013 and 2012, respectively, which we acquired during the period from January 1, 2012 to September 30, 2013, and for the 2012 period, properties owned by SIR when SIR was our consolidated subsidiary, as other properties.  Our condensed consolidated statement of operations for the nine months ended September 30, 2013 includes the operating results of 128 properties for the entire period, as we acquired these properties prior to January 1, 2013.  Our condensed consolidated statement of operations for the nine months ended September 30, 2012 includes the operating results of three properties for less than the entire period, as those properties were purchased during the period from January 1, 2012 to September 30, 2012.  Our condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary; SIR was our consolidated subsidiary until July 2, 2013.

The following table presents actual results, adjusted for both periods presented, to deconsolidate SIR and to account for our investment in SIR under the equity method since SIR’s initial public offering on March 12, 2012.  These adjusted historical results are provided for illustrative purposes only and are not necessarily indicative of our expected results of operations for any future period.  The deconsolidation of SIR and accounting for our investment in SIR under the equity method had no effect on net (loss) income attributable to CommonWealth REIT, FFO available for CommonWealth REIT common shareholders or Normalized FFO available for CommonWealth REIT common shareholders.

					Adjusted
					Other Properties Results (2)
	Adjusted Comparable Properties Results (1)				Nine Months Ended		Adjusted Consolidated Results
	Nine Months Ended September 30,				September 30,		Nine Months Ended September 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change
	(in thousands)				(in thousands)		(in thousands, except per share data)

Rental income:
CBD properties	$343,439	$347,731	$(4,292)	(1.2)%	$67,314	$33,771	$410,753	$381,502	$29,251	7.7%
Suburban properties	197,723	195,386	2,337	1.2%	430	21,410	198,153	216,796	(18,643)	(8.6)%
Rental income	541,162	543,117	(1,955)	(0.4)%	67,744	55,181	608,906	598,298	10,608	1.8%

Operating expenses:
CBD properties	157,333	153,865	3,468	2.3%	34,980	18,689	192,313	172,554	19,759	11.5%
Suburban properties	78,366	76,469	1,897	2.5%	(10)	3,577	78,356	80,046	(1,690)	(2.1)%
Operating expenses	235,699	230,334	5,365	2.3%	34,970	22,266	270,669	252,600	18,069	7.2%

NOI:
CBD properties	186,106	193,866	(7,760)	(4.0)%	32,334	15,082	218,440	208,948	9,492	4.5%
Suburban properties	119,357	118,917	440	0.4%	440	17,833	119,797	136,750	(16,953)	(12.4)%

NOI(3)	$305,463	$312,783	$(7,320)	(2.3)%	$32,774	$32,915	338,237	345,698	(7,461)	(2.2)%

Other expenses:
Depreciation and amortization							155,892	147,145	8,747	5.9%
General and administrative							55,735	29,592	26,143	88.3%
Acquisition related costs							(352)	3,745	(4,097)	(109.4)%
Total other expenses							211,275	180,482	30,793	17.1%
Operating income							126,962	165,216	(38,254)	(23.2)%
Interest and other income							931	1,020	(89)	(8.7)%
Interest expense							(127,530)	(144,489)	16,959	(11.7)%
Loss on early extinguishment of debt							(60,027)	(287)	(59,740)	20815.3%
Equity in earnings of investees							40,329	32,487	7,842	24.1%
Gain on sale of equity investment							66,293	—	66,293	100.0%
Income from continuing operations before income tax expense							46,958	53,947	(6,989)	(13.0)%
Income tax expense							(2,447)	(1,906)	(541)	28.4%
Income from continuing operations							44,511	52,041	(7,530)	(14.5)%
Discontinued operations:
Income from discontinued operations							4,390	4,891	(501)	(10.2)%
Loss on asset impairment from discontinued operations							(225,615)	—	(225,615)	100.0%
Loss on early extinguishment of debt from discontinued operations							—	(1,608)	1,608	(100.0)%
Net gain on sale of properties from discontinued operations							3,359	2,039	1,320	64.7%
(Loss) income before gain on sale of properties							(173,355)	57,363	(230,718)	(402.2)%
Gain on sale of properties							1,596	—	1,596	100.0%
Net (loss) income							(171,759)	57,363	(229,122)	(399.4)%
Net income attributable to noncontrolling interest in consolidated subsidiary							—	—	—	0.0%
Net (loss) income attributable to CommonWealth REIT							(171,759)	57,363	(229,122)	(399.4)%
Preferred distributions							(33,453)	(40,401)	6,948	(17.2)%
Excess redemption price paid over carrying value of preferred shares							—	(4,985)	4,985	(100.0)%
Net (loss) income available for CommonWealth REIT common shareholders							$(205,212)	$11,977	$(217,189)	(1813.4)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations							$12,654	$6,655	$5,999	90.1%
Income from discontinued operations							4,390	4,891	(501)	(10.2)%
Loss on asset impairment from discontinued operations							(225,615)	—	(225,615)	100.0%
Loss on early extinguishment of debt from discontinued operations							—	(1,608)	1,608	100.0%
Net gain on sale of properties from discontinued operations							3,359	2,039	1,320	64.7%
Net (loss) income							$(205,212)	$11,977	$(217,189)	(1813.4)%

Weighted average common shares outstanding — basic and diluted							110,353	83,731	26,622	31.8%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:

Income from continuing operations							$0.11	$0.08	$0.03	37.5%
(Loss) income from discontinued operations							$(1.97)	$0.06	$(2.03)	(3383.3)%
Net (loss) income available for common shareholders							$(1.86)	$0.14	$(2.00)	(1428.6)%

(1)        Comparable properties consist of 124 properties (229 buildings) we owned continuously from January 1, 2012 to September 30, 2013, excluding properties classified as held for sale.

(2)        Other properties consist of four (six buildings) and three (four buildings) (which three are included in the four) properties we owned on September 30, 2013 and 2012, respectively, and which we acquired during the period from January 1, 2012 to September 30, 2013.

(3)        See Note (3) on page 32 for further information regarding NOI.

Differences between consolidated results and adjusted results are all attributable to the deconsolidation of SIR.  References to changes in the income and expense categories below relate to the comparison of adjusted results for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Rental income.  Rental income increased for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to our acquisition of four CBD properties (six buildings) in 2012, partially offset by rents received from SIR properties while SIR was our wholly owned subsidiary until March 12, 2012, and a decrease in rental income at our comparable properties.  The decrease in comparable property rental income from our CBD segment of $4.3 million primarily reflects higher lease termination fees received in the prior year and the foreign currency impact on revenues from one of our CBD properties in Australia.  The increase in comparable property rental income from our suburban properties of $2.3 million primarily reflects the increase in occupancy.  Rental income includes non-cash straight line rent adjustments totaling $21.2 million in the 2013 period and $28.2 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $6.6 million in the 2013 period and $6.7 million in the 2012 period.  Rental income also includes lease termination fees totaling $1.7 million in the 2013 period and $3.2 million in the 2012 period.

Operating expenses.  The increase in operating expenses primarily reflects our acquisition of four CBD properties (six buildings) since January 1, 2012 and an increase in operating expenses at our comparable properties, partially offset by operating expenses from SIR properties while SIR was our wholly owned consolidated subsidiary until March 12, 2012.  The increase in operating expenses at our comparable CBD and suburban properties primarily reflects an increase in real estate tax rates and assessments, and increases in utility expenses and snow removal costs related to a more typical winter season during the 2013 period, compared to a relatively mild winter season during the 2012 period.

Total other expenses.  The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since January 1, 2012, an increase in general and administrative expenses primarily related to shareholder litigation costs and related expenses, partially offset by the reversal during the current period of a portion of estimated acquisition related costs recognized in the prior period.

Interest and other income.  The decrease in interest and other income primarily reflects lower interest income during the 2013 period, partially offset by interest income from mortgage financing we provided to the buyers of some of the properties we sold during the 2013 period and the 2012 period.

Interest expense.  The decrease in interest expense in the 2013 period primarily reflects the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012 and the purchase of $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, partially offset by the assumption of $333.2 million of mortgage debt since January 1, 2012, and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2013 period reflects the difference between $726.2 million paid to purchase $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and expenses.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayments of $150.7 million of our 6.95% unsecured senior notes in January 2012 and the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from SIR, GOV and AIC.  The increase in earnings of investees primarily reflects an increase in earnings from SIR recognized under the equity method since SIR’s initial public offering on March 12, 2012, partially offset by our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

Gain on sale of equity investment.  The gain on sale of equity investment reflects the sale in March 2013 of all 9,950,000 common shares that we owned of GOV at a per share sales price in excess of our per share carrying value.

Income tax expense.  The increase in income tax expense primarily reflects tax rate increases in Australia.

Income from discontinued operations.  Income from discontinued operations reflects operating results from 76 properties (177 buildings) that were being marketed for sale as of September 30, 2013, nine properties (27 buildings) and a land parcel sold from January 1, 2013 to September 30, 2013 and three properties (three buildings) sold in the 2012 period.

Loss on asset impairment from discontinued operations.  The 2013 loss on asset impairment reflects the write down to estimated fair value of six properties (nine buildings) sold during the nine months ended September 30, 2013 and 46 properties (101 buildings) that are currently being marketed for sale.

Loss on early extinguishment of debt from discontinued operations.  The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $12.7 million of 6.06% mortgage debt in May 2012.

Net gain on sale of properties from discontinued operations.  Net gain on sale of properties reflects net gains totaling $3.4 million from the sale of four suburban properties (19 buildings) and one land parcel in the 2013 period, and $2.0 million from the sale of three suburban properties (three buildings) in the 2012 period.

Gain on sale of properties.  Gain on sale of properties reflects a gain of $1.6 million from the sale of a portion of the land at one of our CBD properties.

Net (loss) income.  The decrease in net income is primarily a result of the changes noted above.

Net (loss) income attributable to CommonWealth REIT and net (loss) income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT reflects the same factors noted above.  Net (loss) income available for CommonWealth REIT common shareholders is net (loss) income attributable to CommonWealth REIT reduced by preferred distributions.  The decrease in preferred distributions reflects the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily reflects 34,500,000 common shares we issued in a public offering in March 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2013, we had $166.0 million of cash and cash equivalents and $515.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, the cash flow from our operations, net proceeds from offerings of equity or debt securities or financings, net proceeds from the sale of properties, and possible borrowings under our revolving credit facility to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes.  We believe those amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future.

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

We believe that present real estate leasing market conditions in the majority of areas where our properties are located, particularly at some of our suburban properties, may result in stable, or even decreases in, occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, through 2014.  Volatility in energy costs may also cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass through of operating costs to our tenants pursuant to lease terms, although there can be no assurance that we will be able to successfully offset these costs or that doing so would not negatively impact our competitive position or business.  We generally do not purchase turnaround properties or properties which do not generate positive cash flows.  Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully complete such acquisitions.

Cash flows provided by (used in) operating, investing and financing activities were $189.7 million, $33.7 million and ($159.1) million, respectively, for the nine months ended September 30, 2013, and $186.4 million, ($464.1) million and $157.2 million, respectively, for the nine months ended September 30, 2012.  Cash flows provided by operating activities related to SIR for the period from January 1, 2013 to July 2, 2013, totaled $52.6 million.  Cash flows used in investing activities related to SIR for the period from January 1, 2013 to July 2, 2013, totaled $165.5 million.  Cash flows provided by financing activities related to SIR for the period from January 1, 2013 to July 2, 2013, totaled $104.8 million.  Other changes in all three categories of our cash flows between 2013 and 2012 are primarily related to the sale of our GOV common shares, our reduced amount of acquisitions during the 2013 period compared to the 2012 period, our dispositions of properties, our issuance of common shares, our borrowings and repayments and repurchases of debt, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources (excluding SIR)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of September 30, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  In the absence of a default (including a change of control of us), we may borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the nine months ended September 30, 2013.  As of September 30, 2013 and November 4, 2013, we had $235.0 million outstanding under our revolving credit facility.

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

During the nine months ended September 30, 2013, we paid distributions on our common shares totaling $80.1 million.  We also paid an aggregate of $33.5 million of distributions on our series D and series E preferred shares.  In October 2013, we declared a distribution of $0.25 per common share, or approximately $29.6 million, which we expect to pay on or about November 22, 2013 to shareholders of record on October 25, 2013.  We also announced in October 2013 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which we expect to pay on or about November 15, 2013 to our preferred shareholders of record as of November 1, 2013.  We expect to fund these distributions using cash on hand and borrowings under our revolving credit facility.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2013, excluding mortgage principal totaling $20,717 related to properties classified as held for sale, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured		Secured			Weighted
	Floating	Fixed		Fixed Rate			Average
Year	Rate Debt	Rate Debt		Debt		Total(2)	Interest Rate(3)
2013	$—	$—		$1,817		$1,817	6.0%
2014	—	99,043	(4)	19,229		118,272	5.7%
2015	235,000	172,213		15,035		422,248	3.5%
2016	500,000	139,104		315,868		954,972	3.9%
2017	—	250,000		310,592		560,592	5.9%
2018	—	250,000		4,614		254,614	6.6%
2019	—	125,000		165,422	(1)	290,422	6.5%
2020	—	250,000		2,523		252,523	5.9%
2021	—	—		60,470		60,470	5.5%
2022	—	—		799		799	5.9%
Thereafter	—	175,000		2,436		177,436	5.7%
	$735,000	$1,460,360		$898,805		$3,094,165	5.1%

(1)         We have a mortgage loan with an aggregate outstanding principal balance as of September 30, 2013 of $173,664 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)         Total debt outstanding as of September 30, 2013, including net unamortized premiums and discounts, equals $3,114,821.

(3)         Includes current contractual interest rates.

(4)   These notes were prepaid at par in October 2013.

For a description of our financing activities since January 1, 2013, please see “Financing Activities” above.  Also, please see Note 10 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about our indebtedness.

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

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance regarding our credit ratings, regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.  Also, in the event we experience a change of control as a result of the activities of Corvex/Related as described above, we can provide no assurance regarding the availability of our revolving credit facility or whether some or all of our indebtedness may be accelerated.

Since July 2, 2013, we received cash distributions totaling $9.7 million from SIR.  During 2013, we received cash distributions totaling $4.3 million from GOV; in March 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters’ discounts and commissions and expenses) and recognized a gain of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value.  We used the net proceeds from this GOV share sale to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of the senior notes tendered in the tender offer described above under “Financing Activities.”

As of September 30, 2013, four of our CBD properties (five buildings) and 72 of our suburban properties (172 buildings) with a combined 12,704,719 square feet located throughout the United States were classified as properties held for sale in our condensed consolidated balance sheet and included in discontinued operations in our condensed consolidated statements of operations.  As of November 4, 2013, we have sold 29 of these properties (65 buildings) with a combined 4,201,777 square feet for an aggregate sale price of $111.4 million, excluding closing costs.  In addition, as of November 4, 2013, we have two of these properties (two buildings) with a combined 77,394 square feet under agreement to sell for an aggregate sale price of $2.1 million, excluding closing costs.  We expect to complete the sale of these two properties currently under agreement for sale by year end 2013 and the remaining 45 properties listed for sale by mid-year 2014; however, no assurance can be given that these properties will be sold in those time periods or at all, or what the ultimate terms of those sales may be.

During the three and nine months ended September 30, 2013 and 2012, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Tenant improvements(1)	$15,405	$17,924	$48,243	$48,604
Leasing costs(2)	14,382	8,974	29,842	27,023
Building improvements(3)	8,676	2,828	17,200	8,440
Development, redevelopment and other activities(4)	3,994	11,484	9,988	23,124

(1)         Tenant improvements include related capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)         Leasing costs include leasing related costs such as brokerage commissions and tenant inducements.

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

Commitments made for expenditures at our properties, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, in connection with leasing space during the three months ended September 30, 2013, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New
	Leases	Renewals	Total
Rentable square feet leased during the period	340	1,201	1,541
Tenant leasing costs and concession commitments (1)	$13,343	$33,394	$46,737
Tenant leasing costs and concession commitments per rentable square foot (1)	$39.24	$27.81	$30.33
Weighted average lease term by square foot (years)	7.8	9.2	8.9
Total leasing costs and concession commitments per rentable square foot per year (1)	$5.03	$3.02	$3.41

(1)         Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Following our deconsolidation of SIR, our contractual obligations as of September 30, 2013 were as follows (dollars in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long term debt obligations (1)	$3,094,165	$118,237	$878,034	$1,315,060	$782,834
Tenant related obligations(2)	104,603	70,484	33,043	179	897
Projected interest expense(3)	859,461	153,104	276,937	134,503	294,917
Ground lease obligation(4)	139,256	1,477	2,954	2,954	131,871
Long term debt obligations related to properties held for sale(5)	25,327	2,497	12,153	3,372	7,305
Total	$4,222,812	$345,799	$1,203,121	$1,456,068	$1,217,824

(1)         Excludes debt obligations related to properties classified as held for sale, which are set forth separately below.

(2)         Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through September 30, 2013.

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

(5)         Long term debt obligations related to properties held for sale include principal and projected interest expense for mortgage debt on some of the properties that we expect to sell within the next year.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2013, other than the cash flow hedge associated with our $173.7 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements and under “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.

Debt Covenants

Our principal unsecured debt obligations at September 30, 2013, were amounts outstanding under our revolving credit facility, our unsecured term loan, and our approximately $1.5 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2013, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $945.2 million (including net unamortized premiums and discounts) of mortgage notes outstanding at September 30, 2013, which includes $20.1 million (including net unamortized premiums and discounts) of mortgage debt related to properties held for sale. As stated above, we believe that the Corvex/Related consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and our entire Board of Trustees has been removed, such removal would constitute an event of default under our revolving credit facility and term loan agreements, giving either the administrative agent or the lenders with a majority in amount under each such agreement the right to accelerate payment of all amounts we may owe under such agreement.  Such event may also constitute an event of default under certain of our mortgage loans.  For a discussion of the effects and risks related to the removal of all of the Company’s Trustees, please see Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

None of our indenture and related supplements, our revolving credit facility agreement, our term loan agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreements.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more.  Our revolving credit facility agreement and our term loan agreement also contain certain cross default provisions, including providing that a termination of our business management agreement or our property management agreement with RMR would cause a default under our revolving credit facility agreement and our term loan agreement, if not approved by a majority of our lenders.  These defaults and possible cross defaults may also result if the arbitration panel determines that our entire Board of Trustees has been removed as a result of the Corvex/Related consent solicitation.  On June 19, 2013, Corvex/Related filed with the SEC a public statement indicating that in the event our Board of Trustees is removed as a result of their consent solicitation, they will offer to buy 51% of the debt outstanding under our revolving credit facility and term loan agreements at par value to prevent the acceleration of such loans.  However, waivers of defaults under our revolving credit facility and term loan agreements require the approval of two thirds of our lenders by amount. We provide no assurance that, in such event, Corvex/Related will be successful in buying any of our outstanding debts or credit commitments or preventing the acceleration of such loans.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees, and the personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary, to which we have previously sold properties; SIR, which is our former consolidated subsidiary and we are its largest shareholder and to which we transferred 79 properties in connection with SIR’s initial public offering; and we, RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2013, or our Proxy Statement, our Current Report on Form 8-K dated September 20, 2013, and our other filings with the SEC, including Note 10 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR, various agreements we have entered into with GOV and SIR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At September 30, 2013, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

Unsecured Senior Notes:

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Payment Due
Unsecured senior notes	$99,043	5.750%	$5,695	2014 (2)	Semi-Annually
Unsecured senior notes	33,440	6.400%	2,140	2015	Semi-Annually
Unsecured senior notes	138,773	5.750%	7,979	2015	Semi-Annually
Unsecured senior notes	139,104	6.250%	8,694	2016	Semi-Annually
Unsecured senior notes	250,000	6.250%	15,625	2017	Semi-Annually
Unsecured senior notes	250,000	6.650%	16,625	2018	Semi-Annually
Unsecured senior notes	125,000	7.500%	9,375	2019	Quarterly
Unsecured senior notes	250,000	5.875%	14,688	2020	Semi-Annually
Unsecured senior notes	175,000	5.750%	10,063	2042	Quarterly
	$1,460,360		$90,884

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

(2)         These unsecured senior notes were prepaid at par in October 2013.

No principal repayments are due under our unsecured senior notes until their maturities.

Secured Mortgage Notes:(1)

		Annual		Annual
	Principal	Interest		Interest		Interest
Debt	Balance(2)	Rate(2)		Expense(2)	Maturity	Payment Due
Mortgage notes payable	$12,121	4.950%		$600	2014	Monthly
Mortgage notes payable	8,060	5.990%		483	2015	Monthly
Mortgage notes payable	116,000	5.235%		6,073	2016	Monthly
Mortgage notes payable	7,191	5.760%		414	2016	Monthly
Mortgage notes payable	40,469	6.030%		2,440	2016	Monthly
Mortgage notes payable	144,974	6.290%		9,119	2016	Monthly
Mortgage notes payable	10,932	7.360%		805	2016	Monthly
Mortgage notes payable	41,275	5.670%		2,340	2017	Monthly
Mortgage notes payable	265,000	5.680%		15,052	2017	Monthly
Mortgage notes payable	173,664	2.815	%(3)	4,889	2019	Monthly
Mortgage notes payable	28,495	5.690%		1,621	2021	Monthly
Mortgage notes payable	39,749	5.300%		2,107	2021	Monthly
Mortgage notes payable	3,534	6.750%		239	2022	Monthly
Mortgage notes payable	7,341	5.710%		419	2026	Monthly
	$898,805			$46,601

(1)         Excludes mortgage principal related to properties held for sale totaling $20,717.  The excluded notes have maturity dates ranging from 2015 to 2023 and an aggregate annual interest expense of $1,240.

(2)         The principal balance, annual interest rate and annual interest expense are the amounts determined pursuant to the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  For more information, see below and Note 10 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)         Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The annual interest rate listed represents the floating interest rate at September 30, 2013.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

We have interest rate swap agreements to manage our interest rate risk exposure on $173.7 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 5.6% ($173.7 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2013.  As of September 30, 2013, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our condensed consolidated balance sheet totaled $12.6 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes included in the tables above were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $23.6 million.  The effect of a 100 basis point change in interest rates on our mortgage debt related to properties held for sale is not material to our per annum interest cost.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at September 30, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations included in the tables above by approximately $93.0 million.  The effect of a hypothetical immediate 100 basis point increase in interest rates on the fair value of our mortgage debt related to properties held for sale is not material.

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

At September 30, 2013, our floating rate debt consisted of $235.0 million outstanding under our $750.0 million unsecured revolving credit facility, and our $500.0 million unsecured term loan.  Our revolving credit facility matures in October 2015 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity by one year to October 2016.  Our $500.0 million unsecured term loan matures in December 2016.  In the absence of a default (including a change of control of us), no principal payments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of this floating rate debt, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our consolidated floating rate interest expense as of September 30, 2013 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At September 30, 2013	1.9%	$735,000	$13,965	$0.13
100 basis point increase	2.9%	$735,000	$21,315	$0.19

(1)         Weighted based on the respective interest rates and outstanding borrowings of our floating rate debt as of September 30, 2013.

(2)         Based on the weighted average shares outstanding for the nine months ended September 30, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At September 30, 2013	1.8%	$1,250,000	$22,500	$0.20
100 basis point increase	2.8%	$1,250,000	$35,000	$0.32

(1)         Weighted based on the respective interest rates of our floating rate debt as of September 30, 2013, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)         Based on the weighted average shares outstanding for the nine months ended September 30, 2013.

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility and term loan or our other floating rate debt.

Although we have no present plans to do so, we may in the future enter into additional hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars.  To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency.  We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At September 30, 2013 and at November 4, 2013, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks.  Accordingly, we may experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  During the three months ended September 30, 2013, foreign currency exchange rates used to convert our Australian operating results increased approximately 2.0%; however, we believe the impact from this exchange rate change was not material to our consolidated earnings for that period.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE FUTURE AMOUNT OF LEASING ACTIVITY AND OCCUPANCY RATES AT OUR PROPERTIES,

•                  THE FUTURE RENT RATES WE WILL BE ABLE TO CHARGE AT OUR PROPERTIES,

•                  THE COSTS WE MAY INCUR TO LEASE SPACE IN OUR PROPERTIES,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNTS OF SUCH DISTRIBUTIONS,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  ON JUNE 21, 2013, CORVEX DELIVERED A LETTER TO US ASSERTING THAT OUR BOARD OF TRUSTEES HAD BEEN REMOVED AND NO LONGER HAS AUTHORITY TO ACT FOR US BY REASON OF A PURPORTED SHAREHOLDERS’ CONSENT SOLICITATION.  WE BELIEVE THIS PURPORTED SHAREHOLDERS’ CONSENT SOLICITATION HAS NO LEGAL EFFECT.  THE LEGAL EFFECTIVENESS OF THE CORVEX/RELATED ACTIVITIES TO REMOVE OUR ENTIRE BOARD OF TRUSTEES IS CURRENTLY THE SUBJECT OF LEGAL PROCEEDINGS BEFORE AN ARBITRATION PANEL UNDER THE AUSPICES OF THE AMERICAN ARBITRATION ASSOCIATION AND WE CURRENTLY EXPECT THE ARBITRATION PANEL WILL ISSUE A RULING ON THESE MATTERS ON OR BEFORE NOVEMBER 29, 2013.  THE RESULTS OF LITIGATION AND ARBITRATION PROCEEDINGS ARE DIFFICULT TO PREDICT AND WE ARE UNABLE TO PROVIDE ANY ASSURANCES REGARDING SUCH RESULTS OR THE ACTUAL TIMING OF THE ISSUANCE OF ANY RULING BY THE ARBITRATION PANEL,

•                  A DETERMINATION BY THE ARBITRATION PANEL THAT OUR ENTIRE BOARD OF TRUSTEES HAS BEEN REMOVED AS A RESULT OF THE CORVEX/RELATED CONSENT SOLICITATION COULD CAUSE SEVERAL ADVERSE CONSEQUENCES TO OUR CONTINUED OPERATIONS, INCLUDING:  (I) DEFAULT OF OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS PERMITTING OUR LENDERS TO ACCELERATE REPAYMENTS, (II) ACTIVATION OF DILUTIVE EQUITY CONVERSION RIGHTS UNDER OUR SERIES D CUMULATIVE CONVERTIBLE PREFERRED SHARES, (III) POSSIBLE DEFAULTS OF CERTAIN OF OUR MORTGAGE DEBT OBLIGATIONS, (IV) POSSIBLE CROSS DEFAULTS OF OUR OTHER DEBT OBLIGATIONS INCLUDING OUR APPROXIMATELY $1.5 BILLION OF UNSECURED NOTES, AND (V) OUR FAILURE TO MEET NYSE AND SEC REQUIREMENTS TO ALLOW OUR SECURITIES TO CONTINUE TO BE PUBLICLY TRADED.  ON JUNE 19, 2013, CORVEX/RELATED FILED WITH THE SEC A PUBLIC STATEMENT INDICATING THAT IN THE EVENT OUR BOARD OF TRUSTEES IS REMOVED AS A RESULT OF THE CORVEX/RELATED CONSENT SOLICITATION, THEY WILL OFFER TO BUY 51% OF THE DEBT OUTSTANDING UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS AT PAR VALUE TO PREVENT THE ACCELERATION OF SUCH LOANS.  HOWEVER, WAIVERS OF DEFAULTS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS REQUIRE THE APPROVAL OF TWO THIRDS OF

OUR LENDERS BY AMOUNT. WE CANNOT GUARANTEE THAT CORVEX/RELATED WILL BE SUCCESSFUL IN BUYING ANY OF OUR OUTSTANDING DEBTS OR CREDIT COMMITMENTS OR IN PREVENTING THE ACCELERATION OF SUCH LOANS,

•                  OUR BOARD OF TRUSTEES RECENTLY DECLARED A REGULAR DISTRIBUTION PAYABLE ON OUR PREFERRED AND COMMON SHARES THAT ARE PAYABLE TO HOLDERS OF OUR PREFERRED SHARES ON NOVEMBER 1, 2013, AND HOLDERS OF OUR COMMON SHARES ON OCTOBER 25, 2013.  WE EXPECT TO PAY OUR DISTRIBUTIONS ON OUR PREFERRED SHARES ON OR ABOUT NOVEMBER 15, 2013, AND ON OUR COMMON SHARES ON OR ABOUT NOVEMBER 22, 2013.  IN THE EVENT THAT THE ARBITRATION PANEL DETERMINES THAT OUR BOARD OF TRUSTEES HAS BEEN REMOVED AS A RESULT OF THE CORVEX/RELATED CONSENT SOLICITATION, OUR DISTRIBUTION DECLARATIONS MAY BE VOID, THE DISTRIBUTIONS MAY NOT BE PAID ON NOVEMBER 15 AND NOVEMBER 22, 2013, AS APPLICABLE, OR EVER, OR, IF THEY ARE PAID, THOSE DISTRIBUTIONS AND OTHER DISTRIBUTIONS WE HAVE MADE SINCE JUNE 21, 2013, MAY BE RECLAIMED BY THE COMPANY,

•                  WE ARE CURRENTLY INVOLVED IN A NUMBER OF LITIGATION AND ARBITRATION PROCEEDINGS.  THE RESULTS OF SUCH PROCEEDINGS ARE DIFFICULT TO PREDICT AND WE CAN PROVIDE NO ASSURANCES REGARDING SUCH RESULTS.  EVEN IF WE ARE SUCCESSFUL IN SUCH LEGAL PROCEEDINGS, THE PENDENCY AND CONDUCT OF SUCH PROCEEDINGS MAY BE EXPENSIVE AND DISTRACTING TO OUR MANAGEMENT, AND COULD BE DISRUPTIVE TO OUR OPERATIONS OR CAUSE US TO EXPERIENCE LOSSES,

•                  THE CURRENT HIGH UNEMPLOYMENT RATE IN THE UNITED STATES MAY CONTINUE FOR A LONG TIME OR BECOME WORSE.  SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE SPACE.  IF THE DEMAND FOR LEASING OFFICE SPACE REMAINS OR BECOMES FURTHER DEPRESSED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES, AND OUR FINANCIAL RESULTS MAY DECLINE,

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

•                  LOWERING OUR HISTORICAL COMMON SHARE DISTRIBUTION RATE BEGINNING IN THE FOURTH QUARTER OF 2012 MAY ALLOW US TO RETAIN MORE CASH FLOW, WHICH COULD ALLOW US TO MORE AGGRESSIVELY LEASE SPACE AND INCREASE OCCUPANCY AT OUR PROPERTIES.  HOWEVER, THERE IS NO GUARANTEE THAT WE WILL BE SUCCESSFUL IN LEASING SPACE AND NO GUARANTEE THAT OUR OCCUPANCY WILL INCREASE AS A DIRECT OR INDIRECT RESULT OF LOWERING OUR COMMON SHARE DISTRIBUTION RATE OR OTHERWISE,

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

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS, IN PART, UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  CONTINGENCIES IN OUR SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING SALES MAY NOT OCCUR, MAY BE DELAYED, OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF MARKET CONDITIONS OR OTHERWISE,

•                  WE MAY NOT SUCCEED IN SELLING THE PROPERTIES WE HAVE IDENTIFIED FOR SALE FOR PRICES AT LEAST EQUAL TO THEIR NET BOOK VALUE, ON TERMS WE ARE WILLING TO ACCEPT OR OTHERWISE, DURING 2013 AND 2014, OR AT ALL. ALSO, THE DETERMINATION TO SELL PROPERTIES AND ANY AGREEMENTS ENTERED INTO WITH RESPECT TO ANY OF OUR PROPERTIES MAY BE CHALLENGED IN THE EVENT THAT THE ARBITRATION PANEL DETERMINES THAT THE CORVEX/RELATED CONSENT SOLICITATION IS LEGALLY EFFECTIVE AND OUR ENTIRE BOARD OF TRUSTEES HAS BEEN REMOVED. ACCORDINGLY, SOME OR ALL OF THE PROPERTIES WE HAVE IDENTIFIED FOR SALE MAY NOT BE SOLD OR THE SALES OF THESE PROPERTIES MAY BE DELAYED,

•                  THE DISTRIBUTIONS WE RECEIVE FROM SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS, OR OTHERWISE, AND

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

PART II.  Other Information

Item 1. Legal Proceedings.

Young v. CommonWealth REIT

On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, titled Young v. CommonWealth REIT, Case No. 1:12-cv-12405-DJC, or the Young Action. The Young Action is brought on behalf of purchasers of our common shares between January 10, 2012 and August 8, 2012, and alleges securities fraud claims against CWH and certain of our officers under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges generally that CWH violated the federal securities laws by making false and misleading representations about our business, operations and management. The plaintiff seeks compensatory damages plus counsel fees and expenses. On January 22, 2013, CWH moved to dismiss the Young Action on the grounds that the claims asserted (1) are subject to binding arbitration under our bylaws, and (2) fail to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. We have also filed a demand for arbitration with the American Arbitration Association, or AAA. On February 25, 2013, Mr. Young filed a motion to appoint him as lead plaintiff and his counsel as lead counsel, which the Massachusetts District Court granted on May 20, 2013, all in accordance with customary procedures for purported class action litigation. On July 22, 2013, Mr. Young filed an amended complaint, and on September 20, 2013, we filed an opening brief in support of our motion to dismiss. Mr. Young filed his answering brief on November 4, 2013, and our reply brief in further support of our motion to dismiss is scheduled to be filed on December 3, 2013. We believe that the Young Action is without merit, and intend to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

On February 27, 2013, Corvex/Related filed a complaint in the Circuit Court for Baltimore City, State of Maryland, or the Maryland Court, titled Corvex Management LP v. CommonWealth REIT Case No. 24-C-13-001111 against CWH, our Board of Trustees and RMR, or the Corvex/Related Maryland Action. The complaint generally alleges breaches of fiduciary duty, conflicts of interest, corporate waste and breach of contract. Corvex/Related sought declaratory and injunctive relief, rescission and damages, including counsel fees and expenses.

On the same day, we filed a demand for arbitration with the AAA on behalf of CWH and the individual defendants, with the exception of RMR, pursuant to our position that the claims in the Corvex/Related Maryland Action are subject to arbitration. On March 5, 2013, we amended our demand for arbitration to add Related Fund Management, LLC as a respondent. On March 12, 2013, RMR separately filed a demand for arbitration with the AAA, pursuant to RMR’s position that the claims in the Corvex/Related Maryland Action are subject to arbitration.

On March 13, 2013, Corvex/Related filed a Petition to Stay Arbitration and an Emergency Motion for Temporary Stay of Arbitration Proceedings and Request for Emergency Hearing in the Corvex/Related Maryland Action. On March 15, 2013, Corvex/Related filed an amended complaint and a partial motion for summary judgment asking the Maryland Court to invalidate certain provisions of our bylaws regarding nomination and removal of Trustees as inconsistent with our declaration of trust. On March 18, 2013, following a hearing, the Maryland Court denied the Corvex/Related Emergency Motion for Temporary Stay of Arbitration Proceedings. On April 1, 2013, Corvex/Related voluntarily dismissed their claims against RMR in the Corvex/Related Maryland Action without prejudice. On May 8, 2013, the Maryland Court denied the Corvex/Related Petition to Stay Arbitration and ordered the parties to arbitrate the claims in this dispute. In the same opinion, the Maryland Court denied the partial motion for summary judgment as moot. On June 6, 2013, Corvex/Related filed a notice of their intent to appeal the Maryland Court’s May 8 rulings, and, on June 21, 2013, Corvex/Related voluntarily dismissed their appeal. The parties agreed to consolidate this arbitration with RMR’s pending arbitration arising from this action, as well as the pending arbitration in the Corvex/Related Massachusetts Action, or together, the Corvex/Related Arbitration.

On May 30, 2013, Corvex/Related filed their statement of counterclaims, or the Counterclaims, which generally alleged that certain of our bylaws are invalid, and also alleged breaches of fiduciary duty, entrenchment, conflicts of interest and corporate waste. The Counterclaims sought declaratory and injunctive relief, including a declaration that our entire Board of Trustees may be removed without cause, and damages, including counsel fees and expenses. On June 10, 2013, Corvex/Related filed a motion for partial summary judgment, challenging the validity of certain provisions of our bylaws and further challenging the effect of our Board of

Trustees’ decision to opt into certain provisions of the Maryland Unsolicited Takeovers Act on the ability of our shareholders to remove all of our Trustees without cause and in one removal action.

On June 17, 2013, we and our Board of Trustees each filed an amended statement of claims and answer to Corvex/Related’s Counterclaims, seeking a declaration that the record date bylaws are valid and that Corvex/Related’s purported consent solicitation was false and misleading for, among other reasons, their failure to disclose the true purpose of the consent solicitation, as well as material arrangements, agreements and understandings, as required by applicable law. On July 11, 2013, Corvex/Related filed a supporting motion for an order directing our officers to call a special meeting of shareholders to elect successor Trustees, and a hearing on both motions was held on July 26, 2013. By order dated August 7, 2013, the three-person arbitration panel, or the Arbitration Panel, denied summary judgment on Corvex/Related’s claims that their consent solicitation was proper. The Arbitration Panel also invalidated our bylaw providing that one or more shareholders requesting a record date for a consent solicitation to remove Trustees must have held at least three percent (3%) of our common shares for at least three years, but found that the previous Company bylaw requiring that a shareholder requesting a record date for a consent solicitation meet a $2,000 share ownership threshold for a period of at least one year remains in effect. The Arbitration Panel further found that Corvex/Related’s motion for an order directing our officers to convene a special meeting was premature and removed the motion from the calendar without prejudice as to further consideration at a later time, if appropriate.

On September 19, 2013, the Arbitration Panel dismissed with prejudice as to Corvex/Related Count VIII of Corvex/Related’s Counterclaims, which alleged derivative claims for breach of fiduciary duty and sought, among other things, money damages. On October 6, 2013, RMR and Corvex/Related entered into a stipulation dismissing with prejudice all claims previously asserted by Corvex/Related against RMR, and on October 7, 2013, the Arbitration Panel issued an order granting the parties’ stipulation and proposed order. An evidentiary hearing on all remaining matters in dispute was held from October 7, 2013 through October 17, 2013, and the parties submitted post-hearing briefs on October 30, 2013.  We currently expect a decision from the Arbitration Panel on or before November 29, 2013.  We believe that the Corvex/Related Arbitration is without merit, and intend to defend against all claims asserted.

Delaware County Employees Retirement Fund v. Portnoy

On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported CWH shareholder, filed a complaint in the Massachusetts District Court titled Delaware County Employees Retirement Fund v. Portnoy, Case No. 1:13-cv-10405-DJC, or the Del-Co Massachusetts Action. The Del-Co Massachusetts Action purports to bring claims individually and derivatively on behalf of the nominal defendant, CWH, against RMR and certain current and former officers and/or members of our Board of Trustees. The complaint in the Del-Co Massachusetts Action asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. Plaintiff Del-Co seeks declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses.

On March 1, 2013, Del-Co filed a motion requesting that the Massachusetts District Court, among other things, issue a temporary restraining order, or TRO, enjoining CWH and our Board of Trustees from consummating our then pending equity offering and debt tender offer. On March 4, 2013, a hearing was held before the court on the TRO motions filed in the Del-Co Massachusetts Action and in a related action by Corvex/Related, which is discussed below. Late in the afternoon on March 4, 2013, the Massachusetts District Court issued an order denying both motions for a TRO. Among other reasons for denying both motions, the Massachusetts District Court found that Del-Co and Corvex/Related failed to meet their burden of showing there was a likelihood that the claims asserted by them regarding the equity offering and, with respect to the Del-Co Massachusetts Action, the debt tender offer, would succeed on the merits. The equity offering closed the following morning, March 5, 2013.

On March 4, 2013, we filed a demand for arbitration with the AAA for the Del-Co Massachusetts Action on behalf of the Company and the individual defendants, with the exception of RMR, pursuant to our position that the claims in this action are subject to arbitration. On April 8, 2013, RMR was added as a co-claimant in the Del-Co arbitration. On March 19, 2013, the Massachusetts District Court granted the parties’ joint motion in support of a proposed stipulated order, or the Stipulated Order, which provides for the stay of any arbitration proceedings arising from the filing of the Del-Co Massachusetts Action and the prompt resolution of issues relating to the validity and enforceability of any arbitration clause. Pursuant to the Stipulated Order, the parties have completed briefing on Del-Co’s petition to stay arbitration and have subsequently submitted additional supplemental authority to the court. On September 30, 2013, the Massachusetts District Court set a hearing on Del-Co’s petition to stay arbitration for November 20, 2013. We believe that the Del-Co Massachusetts Action is without merit, and intend to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

On March 1, 2013, Corvex/Related filed a complaint in the Massachusetts District Court, titled Corvex Management LP v. CommonWealth REIT, Case No. 1:13-cv-10475-DJC, against CWH and our Board of Trustees, or the Corvex/Related Massachusetts Action. The Corvex/Related Massachusetts Action alleged securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Corvex/Related sought injunctive and declaratory relief in this action, including a declaration that our arbitration bylaw is unenforceable. Also on March 1, 2013, in connection with the Corvex/Related Massachusetts Action, Corvex/Related filed a motion requesting that the court, among other things, issue a TRO enjoining us and our Board of Trustees from consummating the March 2013 equity offering. As mentioned above, the court denied that motion on March 4, 2013.

On March 4, 2013, we filed a demand for arbitration with the AAA on behalf of CWH and the individual defendants pursuant to our position that the claims in the Corvex/Related Massachusetts Action are subject to arbitration. Pursuant to the parties’ agreement to consolidate this arbitration with the concurrently pending arbitration of Corvex/Related’s Maryland state law claims, Corvex/Related voluntarily dismissed this action on June 5, 2013. On June 17, 2013, we and our Board of Trustees each filed a separate request with the Arbitration Panel seeking an entry of award in our and their favor, and against Corvex/Related, for all claims previously asserted by Corvex/Related in this action.

William Gore v. Portnoy

On February 4, 2013, William Gore, a purported CWH shareholder, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Civil No. 373086-V, or the Gore Maryland Action. CWH was served in the Gore Maryland Action on March 1, 2013. The Gore Maryland Action purports to bring claims individually and derivatively on behalf of the nominal defendant, CWH, against our current and former Trustees, certain of our officers and CWH, as nominal defendant. The complaint alleges claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, we filed a demand for arbitration with the AAA for the Gore Maryland Action, pursuant to our position that the claims in this action are subject to arbitration. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties to the Gore Maryland Action agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims. On May 20, 2013, the CWH Trustees filed a petition for order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 3, 2013, the parties filed a second joint management stipulation with competing proposals for a briefing schedule on the CWH Trustees’ petition. On June 21, 2013, Mr. Gore filed his response to the CWH Trustees’ petition for order to arbitrate, as well as a separate petition to stay arbitration. On July 8, 2013, we and our Trustees filed separate memoranda in opposition to Mr. Gore’s petition to stay arbitration and in further support of our and their respective petitions for an order to arbitrate, and Mr. Gore filed his reply on August 2, 2013. On August 29, 2013, the parties jointly filed a stipulation and proposed case management order staying the litigation, which the court denied on September 13, 2013. On September 26, 2013, the parties jointly filed a second stipulation and proposed case management order staying the litigation until the later of the Arbitration Panel’s ruling in the Corvex/Related Arbitration, or December 2, 2013, which the court granted on September 30, 2013. We believe that the Gore Maryland Action is without merit, and intend to defend against all claims asserted.

Katz v. CommonWealth REIT

On March 7, 2013, Jason Matthew Katz, a purported CWH shareholder, filed a complaint in the Circuit Court for Baltimore County, State of Maryland, titled Katz v. CommonWealth REIT, Civil No. 13001299, or the Katz Maryland Action. The Katz Maryland Action purports to bring claims individually and on behalf of all others similarly situated against CWH and our current and former Trustees. The complaint alleges claims of breach of fiduciary duty. The complaint seeks injunctive and declaratory relief, rescission of the March 2013 equity offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest. On April 1, 2013, we filed a demand for arbitration with the AAA for the Katz Maryland Action, pursuant to our position that the claims in this action are subject to arbitration. On April 15, 2013, the Maryland Court issued a scheduling order governing briefing on the arbitrability issue. Pursuant to the scheduling order, the plaintiff filed his opening brief in support of his petition to stay arbitration on April 19, 2013. On May 23, 2013, the parties filed a joint stipulation to stay the litigation indefinitely while Mr. Katz’s counsel considered the impact, if any, of the Maryland Court’s May 8, 2013 ruling in the Corvex/Related Maryland Action on Mr. Katz’s claims. On August 2, 2013, the parties entered into a stipulation to move forward with briefing on arbitrability, which they completed on September 16, 2013. On October 18, 2013, the parties filed a joint motion to stay this action pending a final ruling in the Corvex/Related Arbitration, which the

Maryland Court granted on October 22, 2013. The parties are currently scheduled to file a joint status report on or before December 2, 2013. We believe that the Katz Maryland Action is without merit, and intend to defend against all claims asserted.

Central Laborers Pension Fund v. Portnoy

On April 5, 2013, the Central Laborers’ Pension Fund, or Central Laborers, a purported CWH shareholder, filed a complaint in the Maryland Court, titled Central Laborers Pension Fund v. Portnoy, Civil No. 24C13001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of CWH against CWH and our Board of Trustees. The complaint alleges, among other things, claims for breaches of fiduciary duties, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported CWH shareholder, and requesting a declaration that CWH’s shareholders may remove Trustees without cause. Pursuant to our position that the claims in this action are subject to arbitration, we filed a demand for arbitration with the AAA on April 25, 2013. We and our Trustees filed motions for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act on May 8, 2013 and May 16, 2013, respectively. On May 22, 2013, the court issued an order staying all proceedings in the litigation pending the court’s ruling on the pending petitions for an order to arbitrate. On May 28, 2013, Central Laborers filed a motion for a temporary restraining order staying the arbitration, which the court granted on June 4, 2013. On May 31, 2013, Central Laborers and Mr. McGinley filed a second amended complaint, adding plaintiff Howard Ginsberg, a purported CWH shareholder. Pursuant to the court’s scheduling order, the parties completed briefing on June 17, 2013. On July 12, 2013, the parties filed a joint motion to postpone the hearing date, which the court granted on July 15, 2013. On September 24, 2013, the parties filed a second joint motion to postpone the hearing date pending the Arbitration Panel’s final ruling in the Corvex/Related Arbitration, which the Maryland Court granted the same day. The parties are currently scheduled to file a joint status report on December 2, 2013. We believe that the Central Laborers Action is without merit, and intend to defend against all claims asserted.

Chashin v. REIT Management & Research LLC

On October 3, 2013, A. Bruce Chashin, a purported CWH shareholder, filed a complaint in the Massachusetts District Court, titled Chashin v. REIT Management & Research LLC, Civ. No. 1:13-cv-12472-DJC, or the Chashin Action. The Chashin Action purports to bring claims derivatively on behalf of CWH against CWH, current and former members of our Board of Trustees, certain of our officers and our manager, RMR. Among other things, the complaint challenges the arbitration clauses contained in our bylaws and our management agreements with RMR. The complaint also asserts, among other things, claims for breach of fiduciary duty, waste of corporate assets and abuse of a position of control. The complaint seeks declaratory and injunctive relief, restitution and damages, including the imposition of a constructive trust, and fees and expenses. On November 4, 2013, the defendants filed a demand for arbitration with the AAA. We believe that the Chashin Action is without merit, and intend to defend against all claims asserted.

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report, in our Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2013 and June 30, 2013, and below.  The risks so described may not be the only risks we face.  Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results.  If any of the events or circumstances described in the risk factors contained in our Annual Report, in our Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2013 and June 30, 2013, or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline.  Investors and prospective investors should consider the risks described in our Annual Report, in our Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2013 and June 30, 2013, and those described below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

The Corvex/Related purported consent solicitation to remove of all of our Trustees and related activities may disrupt our business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay distributions, borrow money and implement our business plan, and have other effects which may adversely affect us.

We believe that the Corvex/Related purported consent solicitation has no legal effect.  However, if the arbitration panel determines that the Corvex/Related consent solicitation is legally effective and our entire Board of Trustees has been removed as a result of the Corvex/Related consent solicitation, such removal may, among other things, disrupt our business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay distributions, borrow money and implement our business plan, and have other effects which may adversely affect us.  For example:

•                  considering and responding to the Corvex/Related actions and allegations has been, and may continue to be, disruptive, costly and time consuming, and a significant distraction for our management;

•                  the removal of our entire Board of Trustees as a result of the Corvex/Related consent solicitation would constitute an event of default under our revolving credit facility and term loan agreement and may also constitute an event of default under certain mortgage loans, which could have material adverse consequences, including triggering limitations under our loan agreements on our ability to pay distributions or borrow money, possible acceleration of amounts outstanding under our loan agreements and possible cross defaults under, and acceleration of, our other debt obligations;

•                  the removal of our entire Board of Trustees as a result of the Corvex/Related consent solicitation would constitute a fundamental change under our 6.5% series D cumulative convertible preferred shares giving holders of such shares the option to convert these shares into common shares at a ratio based on 98% of the average closing market price for a period before such removal is effective, unless we repurchase these shares for their par value plus accrued and unpaid distributions;

•                  the removal of our entire Board of Trustees, as a result of the Corvex/Related consent solicitation may constitute a “change of control” under certain of our other material agreements, which could have material adverse consequences under such agreements;

•                  certain actions proposed by Corvex/Related, such as increasing our debt and paying distributions to shareholders or repurchasing our equity securities may result in the downgrading of our debt ratings and loss of our investment grade rating;

•                  the removal of our entire Board of Trustees and the calling of a special meeting for the election of replacement Trustees, as proposed by Corvex/Related, might leave us without any Trustees to manage our business and affairs until a special meeting is held and replacement Trustees are elected and qualified;

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

•                  the removal of our entire Board of Trustees as a result of the Corvex/Related consent solicitation may adversely affect our ability to create additional value for our shareholders by effectively implementing our business plan;

•                  the removal of our entire Board of Trustees as a result of the Corvex/Related consent solicitation may make it difficult for us to comply with federal securities laws, including our obligation to file periodic reports and maintain effective internal control over financial reporting and disclosure controls and procedures, which may affect our liquidity;

•                  the removal of our entire Board of Trustees as a result of the Corvex/Related consent solicitation may give rise to our violation of the rules and regulations of the SEC requiring that we have an independent Audit Committee and certain NYSE continued listing requirements, which may result in the SEC or NYSE taking enforcement action against us, including action by the NYSE to delist our common shares;

•                  the actions taken by Corvex/Related have created an environment conducive to follow-on litigation, which serves as a further distraction to our management and may require us to incur significant costs.  Costs associated with the Corvex/Related activities, including their purported consent solicitation, related actions and litigation, may be substantial.  Further, if determined adversely, such litigation could materially and adversely affect us; and

•                  the removal of our entire Board of Trustees as a result of the Corvex/Related consent solicitation may facilitate the acquisition of control of us or other transactions on terms that are not in the best interests of the Company and our shareholders.

You should also not assume that any actions or proposed actions described by Corvex/Related in the materials they have filed with the SEC will be taken, and you should not necessarily ascribe incremental value to our common shares as a result of the possibility of such actions.

Additional information about the risks which may arise from the activities by Corvex/Related is included in, and incorporated herein by reference to:  our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 7, 2013; our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013; and our Investor Presentation and Supplemental Investor Presentation filed with the SEC on Schedule 14A on April 22, 2013 and May 31, 2013, respectively. We continue to review the possible implications of the Corvex/Related activities and may identify additional risks and uncertainties created by the Corvex/Related actions. Except as required by law, we undertake no obligation to update the status of the risks outlined above or to identify additional risks and uncertainties which it may discover.

We are a party to numerous legal proceedings, which could distract our Board of Trustees and management, affect the Corvex/Related consent solicitation and/or adversely affect us.

As noted above in Item 1 “Legal Proceedings”, we, along with RMR, our officers and current and former Trustees, have been named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief, including, among other things, complaints filed by or on behalf of Corvex/Related seeking to invalidate certain provisions of our bylaws and challenging our recently completed equity offering and our legal conclusions regarding the effect of our Board of Trustees’ election to be subject to certain provisions of the Maryland Unsolicited Takeovers Act.  Additional claims may be filed against us in connection with the sale of our interest in GOV, our potential sale of our interest in SIR, past and future amendments to our bylaws, our Board of Trustees’ response to actions by Corvex/Related or others and other actions by our Board of Trustees and by us.  The results of litigation are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld, including those relevant to the Corvex/Related purported consent solicitation.  Moreover, claims of this nature present a risk of protracted litigation, incurrence of significant attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business.  Adverse rulings in the legal proceedings noted in Item 1 “Legal Proceedings” could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.  In addition, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity and have also agreed to indemnify RMR for claims brought against RMR in its capacity as our business and property manager. We do not have insurance to cover certain of these potential claims and indemnification obligations and may incur significant costs in connection with these legal proceedings or our indemnity obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2013, we granted an aggregate of 73,450 common shares of beneficial interest, par value $0.01 per share, valued at $23.72 per share, the closing price of our common shares on the NYSE on that day, to each of our officers and certain employees of our manager, RMR.

We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits.

3.1

Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 21, 2010.)

3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998.)

3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004.)

3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2005.)

3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2005.)

3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006.)

3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006.)

3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006.)

3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007.)

3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2013.)

3.16	Composite Copy of Amended and Restated Bylaws of the Company, adopted April 12, 2013, as amended September 20, 2013. (filed herewith.)

3.17	Amendment to Amended and Restated Bylaws of the Company, dated September 20, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2013.)

3.18	Arbitration Panel Ruling Regarding the Amended and Restated Bylaws of the Company. (filed herewith.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.2

Overview of Restructuring of Business Management Agreement with Reit Management & Research LLC dated September 20, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2013.)

10.3

Fourth Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013.)

10.4

Third Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President and Managing Trustee
Dated: November 7, 2013

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2013