Form 10-K
period 2013-12-31
CommonWealth REIT
filed 2014-02-28
CIK 803649

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9317

COMMONWEALTH REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: 617-332-3990

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
7 1/8% Series C Cumulative Redeemable Preferred Shares	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/4% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
7.50% Senior Notes due 2019	New York Stock Exchange
5.75% Senior Notes due 2042	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $2.7 billion based on the $23.12 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 372,373 common shares held directly by, or by affiliates of the trustees and the officers of the registrant, plus 250,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

           Number of the registrant's common shares outstanding as of February 24, 2014: 118,403,105.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our to be filed definitive Proxy Statement for the 2014 Annual Meeting of Shareholders scheduled to be held on June 13, 2014, or our definitive Proxy Statement.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  THE RESULTS OF PENDING, THREATENED OR FUTURE LEGAL AND ARBITRATION PROCEEDINGS, INCLUDING CLAIMS REGARDING THE PUBLIC OFFERING AND SALE OF 34,500,000 OF OUR COMMON SHARES COMPLETED ON MARCH 5, 2013, THE PUBLIC OFFERING AND SALE OF 9,950,000 COMMON SHARES OF GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, THAT WE PREVIOUSLY OWNED COMPLETED ON MARCH 15, 2013 AND MATTERS RELATED TO THE RELATED FUND MANAGEMENT, LLC AND CORVEX MANAGEMENT LP , OR TOGETHER, RELATED/CORVEX, SOLICITATION OF CONSENTS TO REMOVE OUR ENTIRE BOARD OF TRUSTEES, WITHOUT CAUSE, AND, IF SUCCESSFUL, PROXIES TO ELECT THEIR SLATE OF NOMINEES AS REPLACEMENT TRUSTEES,

  •
  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS AS A RESULT OF THE RELATED/CORVEX CONSENT SOLICITATION OR OTHER ACTIVITIES BY RELATED/CORVEX,

  •
  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS OR A MATERIAL CHANGE IN OUR FINANCIAL POSITION AS A RESULT OF THE REMOVAL OF OUR BOARD OF TRUSTEES OR A CHANGE IN OUR MANAGEMENT IF THE RELATED/CORVEX CONSENT SOLICITATION IS SUCCESSFUL,

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
  THE CREDIT QUALITIES OF OUR TENANTS,

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

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SELECT INCOME REIT, OR SIR,

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

  •
  THE RESULTS OF THE PENDING RELATED/CORVEX CONSENT SOLICITATION,

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

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  IF OUR ENTIRE BOARD OF TRUSTEES IS REMOVED AS A RESULT OF THE RELATED/CORVEX CONSENT SOLICITATION, SUCH REMOVAL MAY, AMONG OTHER THINGS, CAUSE SEVERAL ADVERSE CONSEQUENCES TO OUR CONTINUED OPERATIONS, INCLUDING: (I) DEFAULT OF OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS PERMITTING OUR LENDERS TO ACCELERATE REPAYMENTS, (II) ACTIVATION OF EQUITY CONVERSION RIGHTS UNDER OUR SERIES D CUMULATIVE CONVERTIBLE PREFERRED SHARES, (III) POSSIBLE DEFAULTS OF CERTAIN OF OUR MORTGAGE DEBT OBLIGATIONS, (IV) POSSIBLE CROSS DEFAULTS OF OUR OTHER DEBT OBLIGATIONS INCLUDING OUR APPROXIMATELY $1.4 BILLION OF UNSECURED NOTES, (V) FAILURE TO MEET NEW YORK STOCK EXCHANGE, OR NYSE, AND SECURITIES AND EXCHANGE COMMISSION, OR THE SEC, REQUIREMENTS TO ALLOW OUR SECURITIES TO CONTINUE TO BE PUBLICLY TRADED, AND (VI) OUR INABILITY

    TO AUTHORIZE THE PAYMENT OF FUTURE DISTRIBUTIONS TO OUR COMMON AND PREFERRED SHAREHOLDERS,

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

  •
  THE CURRENT UNEMPLOYMENT RATE IN THE UNITED STATES MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES MAY REDUCE DEMAND FOR LEASING OFFICE SPACE. IF THE DEMAND FOR LEASING OFFICE SPACE REMAINS OR BECOMES FURTHER DEPRESSED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RATES, AND OUR FINANCIAL RESULTS MAY DECLINE,

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

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR UNLESS AND UNTIL WE SELL OUR SIR SHARES. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

  •
  CONTINGENCIES IN OUR SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING PROPERTY SALES MAY NOT OCCUR, MAY BE DELAYED, OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF MARKET CONDITIONS OR OTHERWISE,

  •
  WE MAY NOT SUCCEED IN SELLING THE PROPERTIES WE HAVE IDENTIFIED FOR SALE FOR PRICES AT LEAST EQUAL TO THEIR NET BOOK VALUE, ON TERMS WE ARE WILLING TO ACCEPT OR OTHERWISE, DURING 2014 OR AT ALL. ALSO, REMOVAL OF ALL OUR TRUSTEES PURSUANT TO THE RELATED/CORVEX CONSENT SOLICITATION MAY RESULT IN OUR NOT SELLING SOME OR ALL OF THESE PROPERTIES. ACCORDINGLY, SOME OR ALL OF THE PROPERTIES WE HAVE IDENTIFIED FOR SALE MAY NOT BE SOLD OR THE SALES OF THESE PROPERTIES MAY BE DELAYED,

  •
  THE DISTRIBUTIONS WE RECEIVE FROM SIR MAY DECLINE OR WE MAY BE UNABLE TO SELL OUR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE, AND

  •
  WE BELIEVE THAT OUR HISTORICAL AND CONTINUING RELATIONSHIPS WITH GOV, SIR, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES HAVE BEEN AND MAY CONTINUE TO BE OF BENEFIT TO US AND TO PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS; HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE RESULTS OF THE RELATED/CORVEX CONSENT SOLICITATION, THE RESULTS OF OUR PENDING LITIGATION AND ARBITRATION PROCEEDINGS, NATURAL DISASTERS, CHANGES IN OUR TENANTS' FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

COMMONWEALTH REIT
2013 FORM 10-K ANNUAL REPORT

        References in this Annual Report on Form 10-K to the Company, CWH, we, us or our, refer to CommonWealth REIT and its consolidated subsidiaries as of December 31, 2013, unless the context indicates otherwise. On July 2, 2013, Select Income REIT, or SIR, completed an underwritten public offering of its common shares, at which time we ceased to own a majority of SIR's common shares. Accordingly, following July 2, 2013, we no longer consolidate our investment in SIR, but instead we account for this investment under the equity method.

        The financial information presented in this Annual Report on Form 10-K includes SIR's financial position and results of operations on a consolidated basis with CWH for periods prior to July 2, 2013 when SIR was CWH's consolidated subsidiary, unless the context indicates otherwise. SIR is itself a public company that has common shares registered under the Securities Exchange Act of 1934, as amended. For further information about SIR, please see SIR's periodic reports and other filings with the Securities and Exchange Commission, or the SEC, which are available at the SEC's website at www.sec.gov. References in this Annual Report on Form 10-K to SIR's filings with the SEC are included as textual references only, and the information in SIR's filings with the SEC is not incorporated by reference into this Annual Report on Form 10-K unless otherwise expressly stated herein.

 PART I

Item 1.    Business.

        The Company.    We are a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings located throughout the United States. For a discussion and information regarding our operating segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and our financial statements beginning on page F-1 in Part IV, Item 15 of this Annual Report on Form 10-K.

        At December 31, 2013, our portfolio included 125 properties (195 buildings) with a combined 37.3 million square feet (excluding properties classified as held for sale) for a total investment of $5.5 billion at cost and a depreciated book value of $4.6 billion. Our portfolio consisted of: (i) 38 properties (51 buildings) with a combined 21.0 million square feet located in central business district, or CBD, locations, and (ii) 87 properties (144 buildings) with a combined 16.3 million square feet located in suburban locations. Eleven of our properties (11 buildings) with a combined 1.8 million square feet are located in Australia.

        As of December 31, 2013, we also owned 22,000,000 common shares, or approximately 44.2% of the outstanding common shares, of Select Income REIT. We refer to Select Income REIT and its consolidated subsidiaries as SIR. SIR is a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii and was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO, and became a publicly owned company listed on the New York Stock Exchange, or the NYSE.

        On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares. Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR's outstanding common shares, and SIR was one of our consolidated subsidiaries. Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR's outstanding common shares, and SIR ceased to be our consolidated subsidiary. As a result of this offering, our investment in SIR was reduced below 50%; consequently, effective July 2, 2013, we no longer consolidate our investment in SIR but instead account for such investment under the equity method.

        Until March 15, 2013, we also owned 9,950,000, or approximately 18.2%, of the common shares of Government Properties Income Trust, or GOV. GOV, a REIT that primarily owns properties located throughout the United States that are majority leased to government tenants, was our wholly owned subsidiary until its initial public offering in June 2009, when it became a publicly owned company with shares listed on the NYSE.

        See Notes 6 and 12 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding SIR and GOV.

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

  •
  the historical and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

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

  •
  the location and type of property; and

  •
  the pricing of comparable properties as evidenced by recent market sales.

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

        We generally prefer 100% owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase. Further, we have in the past provided seller financing for properties we have sold and may do so again in the future.

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

        During 2013, we identified 88 properties (244 buildings) for sale. As of the date of this Annual Report on Form 10-K, we have sold 43 of these properties (134 buildings) and two land parcels for an aggregate sale price of $249.1 million, excluding closing costs and other adjustments. We expect to sell the remaining 45 properties (110 buildings) that we identified for sale later in 2014; however, no assurance can be given that any of these properties will be sold in that time period or at all, or what the ultimate terms of those sales may be.

        Financing Policies.    Our revolving credit facility and term loan agreements and our debt indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to replace our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility, by assuming outstanding mortgage debt on the acquired properties, by the issuance of additional equity or debt securities or by using retained cash flow from operations which may exceed our earnings. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

        The borrowing guidelines established by our Board of Trustees and covenants in various debt agreements prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%. Our declaration of trust also limits our borrowings. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.

        Manager.    Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. Adam D. Portnoy is also our President. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to SIR, GOV, Hospitality Properties Trust, or HPT, and SNH, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. Adam D. Portnoy, David M. Lepore and John C. Popeo are our executive officers, and certain of our executive officers and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 24, 2014, RMR had approximately 850 full time employees, including a headquarters staff and regional offices and personnel located throughout the United States and one affiliated office in Sydney, Australia.

        Competition.    Investing in and operating office real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        For additional information on competition and the risks associated with our business, please see "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or other parties for damages and costs they incur in connection with such hazardous substances. We estimate the cost to remove hazardous substances at some of our properties based in part on environmental surveys conducted prior to our purchase of the properties and we considered those costs when determining an acceptable purchase price. Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheets and included in the cost of the real estate acquired.

        Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed.

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

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks" in Part I, Item 1A and "Management's Discussion and Analysis—Impact of Climate Change" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        Internet Website.    Our internet website address is www.cwhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company or other financial institution;

  •
  a regulated investment company or REIT;

  •
  a subchapter S corporation;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who marks-to-market our shares;

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

  •
  a United States expatriate; or

  •
  except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

        The sections of the United States Internal Revenue Code of 1986, as amended, or the IRC, that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is a beneficial owner of our shares who is:

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 1987. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        The conversion formula of our series D cumulative convertible preferred shares and our series E cumulative redeemable preferred shares may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a shareholder receives upon conversion. Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions. In general, a shareholder that holds our series D cumulative convertible preferred shares or our series E cumulative redeemable preferred shares would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a shareholder's adjusted tax basis in, as applicable, series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of, as applicable, our series D cumulative convertible preferred shares or series E cumulative redeemable preferred shares could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions. A shareholder may also receive a constructive distribution if a conversion of its series D cumulative convertible preferred shares or its series E cumulative redeemable preferred shares is accompanied by a change in the conversion formula.

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

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1987 through 2013 taxable years, and that our current investments and current and anticipated plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition. We currently do not expect to sell any asset if such a sale would result in the imposition of a material tax liability. We cannot, however, provide assurance that we will not change our plan in this regard.

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

  •
  In 2010, we acquired office and industrial properties in Australia. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under currently applicable law and through available tax concessions, for which we have received a favorable Australian private letter ruling, we have minimized the Australian income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, as a REIT, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need to have been met during our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information. A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We have invested and may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies or foreign entities. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are or become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

  (1)
  be a corporation (other than a REIT) for federal income tax purposes in which we directly or indirectly own shares;

  (2)
  join with us in making a taxable REIT subsidiary election;

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

        In addition, any corporation (other than a REIT) in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for the purpose of SIR retaining its own REIT status under the IRC, SIR's organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in SIR. Furthermore, for as long as we own more than 9.8% of SIR's outstanding shares, the transaction agreement we made with SIR provides that we and SIR will limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we and SIR have also agreed to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws and in our transaction agreement with SIR will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant where the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

We believe that all or substantially all of our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

        We have maintained, and will continue to maintain, appropriate books and records for our Australian properties in Australian dollars. Accordingly, for federal income tax purposes, including presumably the 75% and 95% gross income tests summarized above, our income, gains and losses from our Australian operations will generally be calculated first in Australian dollars, and then translated into United States dollars at appropriate exchange rates. On the periodic repatriation of monies from our Australian operations to the United States, we will be required to recognize foreign exchange gains or losses; however, any foreign exchange gains we recognize from repatriation are expected to constitute "real estate foreign exchange gains" under Section 856(n)(2) of the IRC, and thus be excluded from the 75% and 95% gross income tests summarized above.

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

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. We therefore cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbor is not always achievable in practice.

        Our Board of Trustees has approved a plan to reposition our portfolio toward high quality office buildings located in CBDs and away from suburban office and industrial properties. This repositioning process began in 2013 and sales are expected to continue into 2014. We believe that dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax, because our general intent has been and is to:

  •
  own our assets for investment with a view to long-term income production and capital appreciation;

  •
  engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

        In addition, we believe that the prohibited transactions safe harbor under Section 857(b)(6)(C) and (E) of the IRC applied to each of our 2013 real estate sales in which we recognized a gain and thus no prohibited transactions tax would be owing for that reason too; however, because application of the prohibited transactions safe harbor is complex, there can be no assurance that our prior real estate sales have, or any future real estate sales will, come within the safe harbor.

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

  •
  No more than 25% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

Our Relationship with GOV

        Following its initial public offering in 2009, we owned a significant minority, in excess of 10%, of GOV shares until 2013. We believe that GOV during these years qualified as a REIT under the IRC. In 2013, we sold all our GOV shares. For any of our taxable years in which GOV qualified as a REIT, our investment in GOV counted favorably as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from GOV shares counted as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we did not and could not control GOV's compliance with the federal income tax requirements for REIT qualification and taxation, we joined with GOV in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective June 9, 2009, and we reaffirmed this protective election with GOV every January 1 thereafter through January 1, 2013. Pursuant to this protective taxable REIT subsidiary election, we believe that even if GOV was not a REIT for some reason, then it would instead have been considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that GOV's failure to qualify as a REIT would not have jeopardized our own qualification as a REIT, even though we owned more than 10% of it.

Our Relationship with SIR

        Our formation of SIR, followed by SIR's issuance of its shares to the public in the SIR IPO, impacted our own REIT qualification and taxation under the IRC in the following manner.

        Formation of SIR.    Prior to the SIR IPO, SIR and its wholly owned subsidiaries were wholly owned by us. During this period, SIR and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the Treasury regulations issued under Section 7701 of the IRC or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of SIR and its subsidiaries during this period were treated as ours. Under the transaction agreement we entered into with SIR at the time of the SIR IPO, or the SIR transaction agreement, the federal income tax liabilities and federal income tax filings for SIR and its subsidiaries for this period are our responsibility.

        Our Taxation upon the SIR IPO.    When SIR first issued shares to persons other than us, or the SIR Effective Time, SIR ceased to be wholly owned by us. As a consequence, SIR and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, SIR became regarded as a separate corporation that we believe satisfied the requirements for qualification and taxation as a REIT under the IRC, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate SIR. In particular, there was a deemed exchange for federal income tax purposes at the time when SIR ceased to be wholly owned by us, or the SIR Deemed Exchange, and this SIR Deemed Exchange encompassed the following features:

  •
  The cash, assets and liabilities distributed from SIR to us prior to its issuance of shares in the SIR IPO were treated as cash, assets and liabilities retained by us and not included in the SIR Deemed Exchange.

  •
  The assets retained by SIR were treated as though contributed by us to SIR in the SIR Deemed Exchange.

  •
  The liabilities retained by SIR (other than SIR's $400.0 million demand promissory note issued to us and reimbursement obligations to us) were treated as liabilities of ours that were assumed by SIR in the SIR Deemed Exchange.

  •
  We were treated as receiving, as consideration in the SIR Deemed Exchange, (1) the SIR shares that we owned immediately after the SIR Effective Time, (2) the liabilities retained by SIR and treated as assumed by it from us in the SIR Deemed Exchange, plus (3) SIR's $400.0 million demand promissory note and reimbursement obligations to us.

Based on representations from us and from SIR, our counsel, Sullivan & Worcester LLP, opined that, because the initial SIR portfolio of properties was sufficiently diversified in terms of tenants, size, age, operating history and remaining lease length, Section 351(e) of the IRC should not apply, and accordingly the SIR Deemed Exchange should be governed by Sections 351 and 357 of the IRC, rather than Section 1001 of the IRC.

        However, because SIR's $400.0 million demand promissory note and reimbursement obligations to us were nonqualifying consideration under Section 351(b) of the IRC, we recognized almost all of our realized tax gains from the SIR Deemed Exchange, notwithstanding the application of Sections 351 and 357 instead of Section 1001. Also, because we owned more than 50% of SIR following the SIR IPO, most of our recognized tax gains were ordinary gains pursuant to Section 1239 of the IRC. Employing the valuation methodologies described below and based on the opinion of our counsel, Sullivan & Worcester LLP, that Sections 351 and 357 of the IRC applied to the SIR Deemed Exchange, our recognized tax gains from the SIR Deemed Exchange were approximately $69.3 million.

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

        Our Investment in SIR.    Following the SIR Effective Time, our aggregate initial tax basis in our SIR shares equaled our aggregate adjusted basis in the SIR portfolio immediately before the SIR Effective Time, minus the liabilities accrued for federal income tax purposes and assumed by SIR in the SIR Deemed Exchange, plus the gain we recognized in the SIR Deemed Exchange, minus the $400.0 million in respect of the demand promissory note, and minus the amount of SIR's reimbursement obligations to us.

        For any of our taxable years in which SIR qualifies as a REIT, our investment in SIR will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR shares will count as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we cannot control SIR's compliance with the federal income tax requirements for REIT qualification and taxation, we joined with SIR in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective March 13, 2012, and we have reaffirmed this protective election with SIR every January 1 thereafter, and may continue to do so, unless and until our ownership of SIR falls below 9.8%. Pursuant to this protective taxable REIT subsidiary election, we believe that even if SIR is not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that SIR's failure to qualify as a REIT would not jeopardize our own qualification as a REIT, even though we own more than 10% of it.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation if we dispose of assets previously held by present or former C corporations. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the specified period (generally ten years) could be subject to tax under these rules. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        For our 2013 taxable year, the general ten-year built-in gain recognition period was temporarily reduced to five years. Accordingly, although we sold assets in December 2013 that we had acquired in the July 17, 2008 acquisition, we did not incur any built-in gains tax liability because the sales occurred during 2013 and more than five years after the acquisition.

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

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our series D cumulative convertible preferred shares, or on our series E cumulative redeemable preferred shares) that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed a U.S. shareholder's adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

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

        U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving "reportable transactions" could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10.0 million in any single year or $20.0 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2.0 million in any single year or $4.0 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of these rules. If you are a tax-exempt shareholder, we urge you to consult with your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by an applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our series D cumulative convertible preferred shares or our series E cumulative redeemable preferred shares into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on a sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares held by others may be redeemed, and in the case of the series D cumulative convertible preferred shares, are convertible, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Department of the Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, such withholding will apply only to dividends paid after June 30, 2014 and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that the plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA or non-ERISA plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

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

Risks Related to the activities of Related Fund Management, LLC, Corvex Management LP, or together, Related/Corvex

The Related/Corvex consent solicitation to remove of all of our Trustees without cause and related activities may disrupt our business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay distributions, repurchase shares, borrow money and execute our business plan, and have other effects which may adversely affect us.

        If our entire Board of Trustees is removed as a result of the Related/Corvex consent solicitation, such removal may, among other things, disrupt our business and operations, give rise to preferred shareholder conversion rights and events of default under certain material agreements, affect our ability to pay distributions, repurchase shares, borrow money and execute our business plan, and have other effects which may adversely affect us. For example:

  •
  considering and responding to the Related/Corvex actions and allegations has been, and may continue to be, disruptive, costly and time consuming, and a significant distraction for our management;

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation would constitute an event of default under our revolving credit facility and term loan agreement and may also constitute an event of default under certain mortgage loans, which could have material adverse consequences, including triggering limitations under our loan agreements on our ability to pay distributions, repurchase shares or borrow money, possible acceleration of amounts outstanding under our loan agreements and possible cross defaults under, and acceleration of, our other debt obligations;

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation would constitute a fundamental change under our 6.5% series D cumulative convertible preferred shares giving holders of such shares the option to convert these shares into common shares at a ratio based on 98% of the average closing market price for a period before such removal is effective, unless we repurchase these shares for their par value plus accrued and unpaid distributions;

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation may constitute a "change of control" under certain of our other material agreements, which could have material adverse consequences under such agreements;

  •
  certain actions proposed by Related/Corvex, such as increasing our debt and paying distributions to shareholders or repurchasing our equity securities may result in the downgrading of our debt ratings and loss of our investment grade debt rating;

  •
  the removal of our entire Board of Trustees and the calling of a special meeting for the election of replacement Trustees will leave us without any Trustees to manage our business and affairs and to authorize the payment of future distributions to our common and preferred shareholders until a special meeting is held and replacement Trustees are elected and qualified;

  •
  perceived uncertainties as to our future direction, including, but not limited to, uncertainties related to the composition of our Board of Trustees and our management, as well as our future business plans, may result in the loss of potential business, opportunities and loss of bargaining power when leasing, disposing or acquiring properties;

  •
  the termination of our business or property management agreements with RMR and internalization of our management, as proposed by Related/Corvex, may lead to significantly increased costs and expenses and material disruption to our business;

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation may adversely affect our ability to create additional value for our shareholders by effectively executing our business plan;

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation may make it difficult for us to comply with federal securities laws, including our obligation to file periodic reports and maintain effective internal control over financial reporting and disclosure controls and procedures, which may affect our liquidity;

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation may give rise to our violation of the rules and regulations of the SEC requiring that we have an independent Audit Committee and certain NYSE continued listing requirements, which may result in the SEC or NYSE taking enforcement action against us, including action by the NYSE to delist our common shares and other publicly traded securities;

  •
  the actions taken by Related/Corvex have created an environment conducive to follow-on litigation, which serves as a further distraction to our management and may require us to incur significant costs. Costs associated with the Related/Corvex activities, including their consent solicitation, related actions and litigation, have been, and may continue to be, substantial. Further, if determined adversely, such litigation could materially and adversely affect us; and

  •
  the removal of our entire Board of Trustees as a result of the Related/Corvex consent solicitation may facilitate the acquisition of control of us or other transactions on terms that are not in the best interests of the Company and our shareholders.

        You should also not assume that any actions or proposed actions described by Related/Corvex in the materials they have filed with the SEC will be taken, and you should not necessarily ascribe incremental value to our common shares as a result of the possibility of such actions.

        Additional information about the risks which may arise from the activities by Related/Corvex is included in, and incorporated herein by reference to, our Definitive Consent Revocation Statement filed with the SEC on Schedule 14A on January 29, 2014. We continue to review the possible implications of the Related/Corvex activities and may identify additional risks and uncertainties created by the Related/Corvex actions.

We are a party to numerous legal proceedings, which could distract our Board of Trustees and management, affect the Related/Corvex consent solicitation and/or adversely affect us.

        As noted below in Item 3 "Legal Proceedings", we, along with RMR, our officers and current and former Trustees, have been named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief, including, among other things, complaints seeking to invalidate certain provisions of our bylaws and challenging the equity offering we completed in 2013. Additional claims may be filed against us in connection with any action we may or may not take, including any equity or debt financing we may undertake, any sales of our assets, past and future amendments to our bylaws, our Board of Trustees' response to actions by Related/Corvex or others and other actions by our Board of Trustees and by us. The results of litigation are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld. Moreover, claims of this nature present a risk of protracted litigation, incurrence of significant attorneys' fees, costs and expenses, and diversion of management's attention from the operation of our business. Adverse rulings in the legal proceedings noted in Item 3 "Legal Proceedings" could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares. In addition, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity and have also agreed to indemnify RMR for claims brought against RMR in its capacity as our business and property manager. We do not have insurance to cover certain of these potential claims and indemnification obligations and may incur significant costs in connection with these legal proceedings or our indemnification obligations.

Risks Related to Our Business

If the current unemployment rate in the United States worsens, the occupancy and rents at our properties may decline.

        If the current unemployment rate in the United States worsens, the demand to lease office and industrial space may decline. Reductions in tenant demand to lease space are likely to result in reduced occupancy and rents at our properties. Many of our operating costs, such as utilities, real estate taxes, insurance, etc., are fixed. If our rents decline our income and cash flow available for distribution will decline and we may become unable to maintain our current rate of distributions to our shareholders.

The U.S. economy has recently experienced a recession and while the economy grew modestly in 2013, we do not know if the economy will continue to improve or if it may decline. As a result, some of our tenants may become unable to pay our rents and the values of our properties may decline.

        The U.S. economy has recently experienced a recession and while the economy grew modestly in 2013, we do not know if the economy will continue to improve or if it may decline. If current general economic conditions persist or worsen, our business, prospects, financial condition, liquidity, results of operations and ability to meet our obligations and make or sustain distributions to our shareholders may be materially and adversely affected, including as follows:

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

We are currently dependent upon economic conditions in our two core business segments: CBD properties and suburban properties.

        For the quarter ended December 31, 2013, excluding properties classified in discontinued operations, we received approximately 69.3% of our total revenues from properties classified in our CBD segment and approximately 30.7% of our total revenues from properties classified in our suburban segment. Unless the economic conditions return to pre-recession levels, particularly in our suburban segment, we may experience reduced demand from tenants for our properties. A significant economic downturn in one or both of these business segments could adversely affect our results of operations.

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

        When we renew leases or lease to new tenants we may receive less rent than we currently receive. Market conditions may require us to lower our rents to retain tenants. When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant improvements or tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In general, tenants have been increasingly seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

Our failure or inability to meet certain terms of our revolving credit facility or term loan agreements would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility agreement includes various conditions to borrowings and our revolving credit facility and term loan agreements include various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreement, the lenders may demand immediate payment and lenders under our revolving credit facility may elect not to make further borrowings available. Additionally, during the continuance of any event of default under our revolving credit facility or term loan agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our current revolving credit facility and term loan agreements.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        Interest rates have recently risen from their historical lows but remain below historical long term averages. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

  •
  Amounts outstanding under our revolving credit facility agreement and term loan agreement and certain of our other debt bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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

        An element of our business plan involves the sale of certain of our properties. We cannot assure that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. Our ability to sell certain of our properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our sales strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, the number of prospective purchasers, the number of competing properties on the market, a decline in current national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, and our business plan to sell certain of our properties may not succeed and we may incur expenses and reputational harm.

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

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to governmental agencies or other parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        Certain of our properties are used or have been used for industrial purposes. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot assure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of these properties contain, or may have contained, or are adjacent to or near other properties that contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. The presence of these tanks creates the potential for the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

        Except in limited instances, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood. We do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us. However, we cannot assure that environmental conditions present at our properties or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

        We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis—Impact of Climate Change" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        As of December 31, 2013, we had $3.0 billion in debt outstanding, which was 47.4% of our total book capitalization. Our note indenture and revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and our debt indenture; and

  •
  any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements and senior notes indenture), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Most of our subsidiaries have guaranteed our revolving credit facility and term loan but none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2013, our subsidiaries had $934.5 million of debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

        We have conducted a portion of our business in Australia since our acquisition in October 2010 of CWH Australia Trust, an Australian listed property trust, and, as of December 31, 2013, we owned 11 properties (11 buildings) with approximately 1.8 million square feet in various locations in Australia. Circumstances and developments related to these international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

        We have pursued, and may continue to pursue, growth opportunities in Australia where the U.S. dollar is not the national currency. As of December 31, 2013, approximately 4.3% of our total assets were invested in Australian dollars, and we do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate any foreign currency risk. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between the Australian and U.S. dollars. More specifically, a significant change in the value of the Australian dollar may have an adverse effect on our results of operations and financial condition. We may try to mitigate this foreign currency risk by borrowing under debt agreements denominated in Australian dollars and, on occasion and when deemed appropriate, using derivative contracts. However, we have no present intention to do so, and if we engage in such mitigation strategies, there can be no assurance that those attempts to mitigate foreign currency risk would be successful.

Risks Related to Our Relationship with RMR

We are dependent upon RMR to manage our business and execute our business plan.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, to identify and complete our acquisitions and dispositions consistent with our business plan and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming an internally managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

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

        In addition to managing CWH, RMR manages GOV, a publicly traded REIT that primarily owns buildings majority leased to government tenants throughout the United States, HPT, a publicly traded REIT that owns hotels and travel centers, SNH, a publicly traded REIT that primarily owns healthcare, senior living and medical office buildings, and SIR, a publicly traded REIT that is our former consolidated subsidiary and that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii. RMR also provides services to other publicly and privately owned companies, including Five Star, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest, or the appearance of such conflicts of interest.

        Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of ours, and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR.

        Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. Adam Portnoy is also our President. Our Managing Trustees and two of our Independent Trustees are members of one or more boards of trustees or directors of other public companies to which RMR provides management services. All of our executive officers are also officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

        A default under our revolving credit facility and term loan agreements would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding two-thirds of the aggregate credit exposure under the applicable agreement. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

Provisions in our transaction agreements with other RMR managed entities or our management agreements with RMR may restrict our investment activities and create conflicts of interest or the perception of conflicts of interest.

        In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR. In addition, our transaction agreements with SNH and GOV also have restrictions on our right to make investments in properties that are within the investment focus of those other businesses. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of certain other businesses managed by RMR. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, SIR, GOV, SNH, Affiliates Insurance Company, or AIC, the other businesses and entities to which RMR provides management services, Messrs. Barry and Adam Portnoy and with other related parties of RMR may precipitate such activities. Related/Corvex have made conflicts of interest a theme of their campaign to remove all of our Trustees, without cause, and obtain control of the Company. Additionally, we are a party to numerous shareholder litigation, as noted below in Item 3 "Legal Proceedings", which may provoke further dissident shareholder activities. The Related/Corvex activities have resulted in, and future dissident shareholder activities may result in, substantial costs and a diversion of our management's attention even if the action is unfounded.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and six other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and shareholder rights agreement, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR, its affiliates and certain persons who have been exempted by our Board of Trustees from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to: the authority of our Board of Trustees, and not our shareholders, to adopt, amend and repeal our bylaws and to fill vacancies on our Board of Trustees; the fact that only our president, a majority of our Independent Trustees, our Board of Trustees or the holders of a majority of our common shares may call shareholder meetings; required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees", as defined in our governing documents; and the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

        We also currently maintain a shareholder rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, unless the acquisition is approved by our Board of Trustees, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In 2013, our Board of Trustees announced that it planned to accelerate the expiration date of this rights agreement after resolution of our disputes with Related/Corvex, which has not yet occurred. Until this agreement expires, it may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder considers favorable.

        In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.

Our ownership interest in AIC may prevent shareholders from accumulating large share ownership, from nominating or serving as Trustees, or from taking actions to otherwise control our business.

        As an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.

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

        Our declaration of trust and indemnification agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with SIR, GOV, SNH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

        Our contracts with SIR, GOV, SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against SIR, GOV, SNH, RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

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

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT" in Part I, Item 1 of this Annual Report on Form 10-K. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        General.    At December 31, 2013, we had real estate investments totaling approximately $5.5 billion in 125 properties (195 buildings), excluding properties classified as held for sale, that were leased to approximately 1,200 tenants. Our properties are located in both CBD areas and suburban areas. For further information by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 15 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

        The locations of our owned real estate at December 31, 2013, excluding properties classified as held for sale, were as follows (dollars in thousands):

Location	Number of Properties	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
United States:
Alabama	4	7	$141,264	$129,149	$22,097
Arizona	3	6	135,713	120,325	20,315
California	5	18	117,200	101,124	14,345
Colorado	5	5	268,837	236,911	39,413
Connecticut	11	11	168,391	150,408	30,612
Delaware	1	1	54,410	33,987	3,662
District of Columbia	2	3	124,313	98,103	10,843
Florida	2	4	193,960	177,946	20,188
Georgia	5	14	138,432	112,087	14,692
Hawaii	1	1	19,306	16,361	1,297
Illinois	6	9	863,393	806,998	118,993
Indiana	2	3	257,721	234,394	36,511
Kansas	1	1	5,873	5,303	580
Louisiana	1	1	92,548	87,656	19,550
Maryland	6	8	258,188	191,976	31,221
Massachusetts	4	3	59,495	37,872	10,453
Michigan	1	2	54,730	50,478	10,077
Minnesota	7	9	89,676	67,341	11,173
Missouri	5	5	40,861	34,470	5,381
New Jersey	2	2	152,084	136,238	25,060
New Mexico	1	6	28,782	21,290	4,533
North Carolina	1	1	40,327	37,099	6,345
Ohio	1	2	121,402	106,022	16,050
Pennsylvania	10	23	965,754	687,625	124,659
South Carolina	4	4	83,428	77,690	10,179
Tennessee	2	2	39,793	33,202	4,821
Texas	12	23	392,755	285,692	46,758
Virginia	4	5	47,523	33,060	5,059
Washington	3	3	204,417	179,843	24,035
Wisconsin	2	2	134,714	120,557	20,742
Australia	11	11	241,875	230,899	30,365

Total real estate	125	195	$5,537,165	$4,642,106	$740,009

(1)
Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

        At December 31, 2013, 13 properties (18 buildings) with an aggregate cost of $1.3 billion were encumbered by mortgage notes payable totaling $914.5 million (including net premiums and discounts). In addition, we had mortgage debt secured by two properties (three buildings) classified as held for sale totaling $20.0 million (including net premiums and discounts).

Item 3.    Legal Proceedings.

Young v. CommonWealth REIT

        On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, titled Young v. CommonWealth REIT, Case No. 1:12-cv-12405-DJC, or the Young Action. The Young Action is brought on behalf of purchasers of our common shares between January 10, 2012 and August 8, 2012, and alleges securities fraud claims against CWH and certain of our officers under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges generally that CWH violated the federal securities laws by making false and misleading representations about our business, operations and management. The plaintiff seeks compensatory damages plus counsel fees and expenses. On January 22, 2013, CWH moved to dismiss the Young Action on the grounds that the claims asserted (1) are subject to binding arbitration under our bylaws, and (2) fail to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. We have also filed a demand for arbitration with the American Arbitration Association, or AAA. On February 25, 2013, Mr. Young filed a motion to appoint him as lead plaintiff and his counsel as lead counsel, which the Massachusetts District Court granted on May 20, 2013, all in accordance with customary procedures for purported class action litigation. On July 22, 2013, Mr. Young filed an amended complaint. On September 20, 2013, we filed an opening brief in support of our motion to dismiss, and the parties completed briefing on the motion on December 3, 2013. We believe that the Young Action is without merit, and intend to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

        On February 27, 2013, Related/Corvex filed a complaint in the Circuit Court for Baltimore City, State of Maryland, or the Maryland Court, titled Corvex Management LP v. CommonWealth REIT, Case No. 24-C-13-001111, or the Related/Corvex Maryland Action, against CWH, our Board of Trustees and RMR. The complaint generally alleged breaches of fiduciary duties, conflicts of interest, corporate waste and breach of contract. Related/Corvex sought declaratory and injunctive relief, rescission and damages, including counsel fees and expenses.

        On the same day, we filed a demand for arbitration with the AAA on behalf of CWH and the individual defendants, with the exception of RMR, pursuant to our position that the claims in the Related/Corvex Maryland Action were subject to arbitration. On March 5, 2013, we amended our demand for arbitration to add Related Fund Management, LLC as a respondent. On March 12, 2013, RMR separately filed a demand for arbitration with the AAA, pursuant to RMR's position that the claims in the Related/Corvex Maryland Action were subject to arbitration.

        On March 13, 2013, Related/Corvex filed a Petition to Stay Arbitration in the Related/Corvex Maryland Action. On March 15, 2013, Related/Corvex filed an amended complaint and a partial motion for summary judgment asking the Maryland Court to invalidate certain provisions of our bylaws regarding nomination and removal of Trustees as inconsistent with our declaration of trust. On April 1, 2013, Related/Corvex voluntarily dismissed their claims against RMR in the Related/Corvex Maryland

Action without prejudice. On May 8, 2013, the Maryland Court denied the Related/Corvex Petition to Stay Arbitration and ordered the parties to arbitrate the claims in this dispute. In the same opinion, the Maryland Court denied the partial motion for summary judgment as moot. On June 6, 2013, Related/Corvex filed a notice of their intent to appeal the Maryland Court's May 8 rulings, and, on June 21, 2013, Related/Corvex voluntarily dismissed their appeal. The parties agreed to consolidate this arbitration with RMR's pending arbitration arising from this action, as well as the pending arbitration in the Related/Corvex Massachusetts Action, which is discussed below, or together, the Related/Corvex Arbitration.

        On May 30, 2013, Related/Corvex filed their statement of counterclaims, or the Counterclaims, which generally alleged that certain of our bylaws were invalid, and also alleged breaches of fiduciary duty, entrenchment, conflicts of interest and corporate waste. The Counterclaims sought declaratory and injunctive relief, including a declaration that our entire Board of Trustees may be removed without cause, and damages, including counsel fees and expenses. On June 10, 2013, Related/Corvex filed a motion for partial summary judgment, challenging the validity of certain provisions of our bylaws and further challenging the effect of our Board of Trustees' decision to opt into certain provisions of the Maryland Unsolicited Takeovers Act on the ability of our shareholders to remove all of our Trustees without cause and in one removal action.

        On June 17, 2013, we and our Board of Trustees each filed an amended statement of claims and answer to Related/Corvex's Counterclaims, seeking a declaration that the record date bylaws were valid and that Related/Corvex's purported consent solicitation was false and misleading for, among other reasons, their failure to disclose the true purpose of the consent solicitation, as well as material arrangements, agreements and understandings, as required by applicable law. On July 11, 2013, Related/Corvex filed a supporting motion for an order directing our officers to call a special meeting of shareholders to elect successor Trustees, and a hearing on both motions was held on July 26, 2013. By order dated August 7, 2013, the three-person arbitration panel, or the Arbitration Panel, denied summary judgment on Related/Corvex's claims that their consent solicitation was proper. The Arbitration Panel also invalidated our bylaw providing that one or more shareholders requesting a record date for a consent solicitation to remove Trustees must have held at least three percent (3%) of our common shares for at least three years, but found that the previous Company bylaw requiring that a shareholder requesting a record date for a consent solicitation meet a $2,000 share ownership threshold for a period of at least one year remained in effect. The Arbitration Panel further found that Related/Corvex's motion for an order directing our officers to convene a special meeting was premature.

        On September 19, 2013, the Arbitration Panel dismissed with prejudice as to Related/Corvex Count VIII of Related/Corvex's Counterclaims, which alleged derivative claims for breach of fiduciary duty and sought, among other things, money damages. On October 6, 2013, RMR and Related/Corvex entered into a stipulation dismissing with prejudice all claims previously asserted by Related/Corvex against RMR, and on October 7, 2013, the Arbitration Panel issued an order granting the parties' stipulation and proposed order. An evidentiary hearing on all remaining matters in dispute was held from October 7, 2013 through October 17, 2013, and the parties submitted post-hearing briefs on October 30, 2013.

        On November 18, 2013, the Arbitration Panel issued findings on the parties' remaining claims, or the Panel Findings, finding, among other things, that Related/Corvex's purported consent solicitation to remove the Board of Trustees, without cause, was not properly conducted and could not be validated. The Arbitration Panel provided for a limited opportunity for Related/Corvex to conduct a new consent solicitation pursuant to a timeline established by the Arbitration Panel as follows: (1) Related/Corvex were required to give notice to the Arbitration Panel on or before November 28, 2013 if they wished to move forward with a new solicitation; (2) Related/Corvex are required to submit a record date request to the Board of Trustees on or before February 16, 2014; (3) a record date would be established within ten (10) business days after the request; and (4) the new consent solicitation must be concluded within thirty (30) days of the record date. The Arbitration Panel also ruled that, in the event Related/Corvex were to pursue a new consent solicitation, and succeed in removing all of the Trustees, our officers must promptly call a special meeting for the election of successor Trustees, and that only shareholders who have held 1%, or $2,000 in market value, of our shares continuously for one year may submit nominations for successor Trustees to be elected at that special meeting. The Panel Findings stated that our election to opt into Section 3-803 of the Maryland Unsolicited Takeovers Act does not prevent removal of the Trustees without cause. The Arbitration Panel upheld the provision in our bylaws requiring that only a shareholder who has held 1%, or $2,000 in market value, of our common shares continuously for one year may request a record date to act by written consent, but ruled that such shareholder need not hold certificates for all shares of beneficial interest owned by such shareholder. The Arbitration Panel further ruled that our bylaws establishing a thirty (30) day period for the Board of Trustees to respond to a valid record date request, a sixty (60) day period for the Board of Trustees to set a record date after receipt of a valid request and a ninety (90) day period to review and certify the results of a consent solicitation were invalid. Finally, the Arbitration Panel rejected certain claims for indemnification asserted both by us and Related/Corvex in connection with the litigation and arbitration proceedings, and ruled that Section 7.12 of our Declaration of Trust and Section 15.2 of our bylaws were invalid because they contravened Section 8.3 of our Declaration of Trust. On November 25, 2013, Related/Corvex notified the Arbitration Panel that they desire to pursue a new consent solicitation, and on February 14, 2014, Related/Corvex submitted a request for a record date. Our Board of Trustees has set February 18, 2014 as the record date for shareholders entitled to execute or revoke consents in the new consent solicitation, and the consent solicitation period ends on March 20, 2014.

Delaware County Employees Retirement Fund v. Portnoy I

        On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported CWH shareholder, filed a complaint in the Massachusetts District Court, titled Delaware County Employees Retirement Fund v. Portnoy, Case No. 1:13-cv-10405-DJC, or the First Del-Co Action. The First Del-Co Action purports to bring claims individually and derivatively on behalf of the nominal defendant, CWH, against RMR and certain current and former officers and/or members of our Board of Trustees. The complaint in the First Del-Co Action asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. The Del-Co plaintiffs seek declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses.

        On March 1, 2013, Del-Co filed a motion requesting that the Massachusetts District Court, among other things, issue a temporary restraining order, or TRO, enjoining CWH and our Board of Trustees from consummating our then pending equity offering and debt tender offer. After a joint hearing was held before the court on the motions for a TRO filed in this action and in the Related/Corvex Massachusetts Action, which is discussed below, on March 4, 2013, the Massachusetts District Court issued an order denying both motions for a TRO. Among other reasons for denying both motions, the Massachusetts District Court found that Del-Co and Related/Corvex failed to meet their burden of showing there was a likelihood that the claims asserted by them regarding the equity offering and, with respect to the First Del-Co Action, the debt tender offer, would succeed on the merits. The equity offering closed the following morning, March 5, 2013.

        On March 4, 2013, we filed a demand for arbitration with the AAA on behalf of CWH and the individual defendants, with the exception of RMR, pursuant to our position that the claims in the First Del-Co Action are subject to arbitration. On April 8, 2013, RMR was added as a co-claimant in the Del-Co arbitration. Pursuant to a stipulated order, as amended from time to time, the parties have completed briefing on the Del-Co plaintiffs' petition to stay arbitration and have subsequently submitted additional supplemental authority to the court. On November 20, 2013, the Massachusetts District Court held a hearing on the Del-Co plaintiffs' petition to stay arbitration. We believe that the First Del-Co Action is without merit, and intend to defend against all claims asserted.

Delaware County Employees Retirement Fund v. Portnoy II

        On January 24, 2014, Del-Co and Edmund Sweeney filed a second complaint in the Massachusetts District Court, titled Delaware County Employees Retirement Fund v. Portnoy, Case No. 1:14-cv-10186-DJC, or the Second Del-Co Action. The Second Del-Co Action purports to bring claims derivatively on behalf of the nominal defendant, CWH, against RMR and certain current and former officers and/or members of the Board of Trustees. The complaint in the Second Del-Co Action asserts claims against the defendants for breach of fiduciary duty in connection with advancement and indemnification of legal expenses incurred by certain current and former Trustees and officers of CWH in connection with the Related/Corvex actions, as well as claims for breach of fiduciary duty in connection with the failure to purchase director and officer liability insurance. The plaintiffs seek monetary and injunctive relief, including an injunction permanently enjoining defendants from being indemnified or advanced any fees and expenses incurred in the Related/Corvex Arbitration. On February 24, 2014, the parties filed a proposed stipulated order requesting that the Massachusetts District Court stay the Second Del-Co Action pending the court's ruling on arbitrability in the First Del-Co Action. We believe that the Second Del-Co Action is without merit, and intend to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

        On March 1, 2013, Related/Corvex filed a complaint in the Massachusetts District Court, titled Corvex Management LP v. CommonWealth REIT, Case No. 1:13-cv-10475-DJC, or the Related/Corvex Massachusetts Action, against CWH and our Board of Trustees. The Related/Corvex Massachusetts Action alleged securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Related/Corvex sought injunctive and declaratory relief, including a declaration that our arbitration bylaw is unenforceable. Also on March 1, 2013, Related/Corvex filed a motion requesting that the court, among other things, issue a TRO enjoining us and our Board of Trustees from consummating the March 2013 equity offering. As mentioned above, the court denied that motion on March 4, 2013.

        On March 4, 2013, we filed a demand for arbitration with the AAA on behalf of CWH and the individual defendants pursuant to our position that the claims in the Related/Corvex Massachusetts Action are subject to arbitration. Pursuant to the parties' agreement to consolidate this arbitration with the concurrently pending arbitration of Related/Corvex's Maryland state law claims, Related/Corvex voluntarily dismissed this action on June 5, 2013. On June 17, 2013, we and our Board of Trustees each filed a separate request with the Arbitration Panel seeking an entry of award in our and their favor, and against Related/Corvex, for all claims previously asserted by Related/Corvex in this action. As explained above, on November 18, 2013, the Arbitration Panel issued the Panel Findings ruling on the parties' remaining claims.

William Gore v. Portnoy

        On February 4, 2013, William Gore, a purported CWH shareholder, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Case No. 373086-V, or the Gore Action. The Gore Action purports to bring claims individually and derivatively on behalf of the nominal defendant, CWH, against our current and former Trustees, certain of our officers and CWH, as nominal defendant. The complaint alleges claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks injunctive and declaratory relief, restitution and damages, including counsel fees and expenses.

        On March 7, 2013, we filed a demand for arbitration with the AAA for the Gore Action, pursuant to our position that the claims in this action are subject to arbitration. On March 21, 2013, the parties each selected an arbitrator in this matter. On May 20, 2013, the CWH Trustees filed a petition for order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 21, 2013, Mr. Gore filed his response to the CWH Trustees' petition for order to arbitrate, as well as a separate petition to stay arbitration, and the parties completed briefing on both petitions on August 2, 2013. On December 2, 2013, the parties filed a joint status report requesting that the court continue to stay proceedings in both the Gore Action and the related arbitration until March 3, 2014, which the court granted on December 3, 2013. We believe that the Gore Action is without merit, and intend to defend against all claims asserted.

Katz v. CommonWealth REIT

        On March 7, 2013, Jason Matthew Katz, a purported CWH shareholder, filed a complaint in the Maryland Court, titled Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Katz Action. The Katz Action purports to bring claims individually and on behalf of all others similarly situated against CWH and our current and former Trustees. The complaint alleges claims of breach of fiduciary duty. The complaint seeks injunctive and declaratory relief, rescission of the March 2013 equity offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest.

        On April 1, 2013, we filed a demand for arbitration with the AAA for the Katz Action, pursuant to our position that the claims in this action are subject to arbitration. Pursuant to the court's scheduling order, as amended from time to time, the plaintiff filed a petition to stay arbitration on April 19, 2013, and the parties completed briefing on the petition on September 16, 2013. On January 21, 2014, the court granted the parties' joint stipulation and motion to consolidate the Katz Action with the Central Laborers Action, discussed below. On February 19, 2014, the Maryland Court denied the pending petition to stay arbitration and ordered the parties to arbitrate the claims in this dispute. We believe that the Katz Action is without merit, and intend to defend against all claims asserted.

Central Laborers' Pension Fund v. Portnoy

        On April 5, 2013, the Central Laborers' Pension Fund, or Central Laborers, a purported CWH shareholder, filed a complaint in the Maryland Court, titled Central Laborers' Pension Fund v. Portnoy, Case No. 24-C-13-001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of CWH against CWH and our Board of Trustees. The complaint alleges, among other things, claims for breaches of fiduciary duties, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported CWH shareholder, and requesting a declaration that CWH's shareholders may remove Trustees without cause.

        Pursuant to our position that the claims in this action are subject to arbitration, we filed a demand for arbitration with the AAA on April 25, 2013. We and our Trustees filed motions for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act on May 8, 2013 and May 16, 2013, respectively. On May 22, 2013, the court issued an order staying all proceedings in the litigation pending the court's ruling on the pending petitions for an order to arbitrate. On May 31, 2013, Central Laborers and Mr. McGinley filed a second amended complaint, adding plaintiff Howard Ginsberg, a purported CWH shareholder.

        Pursuant to the court's scheduling order, the parties completed briefing on June 17, 2013. On January 21, 2014, the court granted the parties' joint stipulation and motion to consolidate the Central

Laborers Action with the Katz Action, discussed above. On February 19, 2014, the Maryland Court granted the pending petitions for order to arbitrate and ordered the parties to arbitrate the claims in this dispute. We believe that the Central Laborers Action is without merit, and intend to defend against all claims asserted.

Chashin v. Reit Management & Research LLC

        On October 3, 2013, A. Bruce Chashin, a purported CWH shareholder, filed a complaint in the Massachusetts District Court, titled Chashin v. Reit Management & Research LLC, Case No. 1:13-cv-12472-DJC, or the Chashin Action. The Chashin Action purports to bring claims derivatively on behalf of CWH against CWH, current and former members of our Board of Trustees, certain of our officers and our manager, RMR. Among other things, the complaint challenges the arbitration clauses contained in our bylaws and our management agreements with RMR. The complaint also asserts, among other things, claims for breaches of fiduciary duties, waste of corporate assets and abuse of a position of control. The complaint seeks declaratory and injunctive relief, restitution and damages, including the imposition of a constructive trust and fees and expenses. On November 4, 2013, the defendants filed a demand for arbitration with the AAA. Pursuant to an agreement of the parties, the arbitration has been stayed until March 21, 2014. On January 21, 2014, the court extended the time to answer or otherwise respond to the complaint to March 21, 2014, the date agreed upon by the parties. We believe that the Chashin Action is without merit, and intend to defend against all claims asserted.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: CWH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2012
First Quarter	$21.43	$16.73
Second Quarter	19.25	17.03
Third Quarter	19.48	14.27
Fourth Quarter	16.26	13.46
2013
First Quarter	$25.25	$15.43
Second Quarter	23.30	19.55
Third Quarter	26.38	21.59
Fourth Quarter	25.26	21.83

        The closing price of our common shares on the NYSE on February 27, 2014, was $26.61 per share.

        As of February 27, 2014, there were 2,077 shareholders of record of our common shares.

        In October 2012, we declared a new quarterly common share dividend rate of $0.25 per share ($1.00 per share per year). Information about distributions declared to common shareholders is summarized in the table below. Common share distributions are generally declared and paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2012	2013
First Quarter	$0.50	$0.25
Second Quarter	0.50	0.25
Third Quarter	0.50	0.25
Fourth Quarter	0.25	0.25

Total	$1.75	$1.00

        All common share distributions shown in the table above have been paid in cash. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements and senior notes indenture), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and the consolidated financial statements and accompanying notes included in "Exhibits and Financial Statement Schedules" in Part IV, Item 15 of this Annual Report on Form 10-K. Reclassifications have been made to the prior years' financial statements to conform to the current year's presentation. Amounts are in thousands, except per share data.

	Year Ended December 31,
Income Statement Data	2013	2012	2011	2010(5)	2009(5)
Total revenues	$885,536	$881,905	$741,344	$592,259	$569,049
Income from continuing operations	75,865	78,573	52,244	9,803	45,170
Net (loss) income(1)	(156,967)	(79,845)	109,984	135,409	164,674
Net (loss) income available for common shareholders(2)	(221,664)	(151,958)	62,999	81,755	114,006
Common distributions declared	109,702	146,539	150,074	99,374	134,741
Weighted average common shares outstanding—basic and diluted	112,378	83,750	77,428	64,703	56,055
Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income (loss) from continuing operations	$0.11	$0.08	$0.07	$(0.15)	$(0.10)
Net (loss) income(2)	$(1.97)	$(1.81)	$0.81	$1.26	$2.03
Common distributions declared	$1.00	$1.75	$2.00	$1.48	$2.40	(3)

	December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Real estate properties(4)	$5,537,165	$7,829,409	$7,244,232	$6,357,258	$6,323,681
Equity investments	517,991	184,711	177,477	171,464	158,822
Total assets	6,646,434	8,189,634	7,447,026	6,588,539	6,121,321
Total indebtedness, net	3,005,410	4,349,821	3,577,331	3,206,066	2,992,650
Total shareholders' equity attributable to CommonWealth REIT	3,363,586	3,105,428	3,568,517	3,131,690	2,889,066
Noncontrolling interest in consolidated subsidiary	—	396,040	—	—	—
Total shareholders' equity	3,363,586	3,501,468	3,568,517	3,131,690	2,889,066

(1)
Changes in net (loss) income result primarily from property acquisitions and sales during all periods presented, the deconsolidation of SIR in 2013, losses aggregating $310,347 recognized in 2013 from asset impairment, the sale of properties and early extinguishment of debt, a gain of $66,293 recognized in 2013 from the sale of an equity investment, a loss of $168,632 recognized in 2012 from asset impairment, net gains aggregating $9,285 in 2012 from the issuance of common shares by GOV and the sale of properties, net gains aggregating $53,929 in 2011 from the sale of properties and the issuance of common shares by GOV, losses of $10,355 recognized in 2011 from asset impairment, net gains aggregating $206,912 recognized in 2010 from the sale of properties and the issuance of common shares by GOV, losses aggregating $154,261 recognized in 2010 from asset impairment and accelerated depreciation, the contribution of 22 properties (29 buildings) to GOV during 2009, gains aggregating $99,819 recognized in 2009 from the sale of properties and early extinguishment of debt and losses aggregating $31,882 recognized in 2009 from asset impairment.

(2)
Net income available for common shareholders is net (loss) income reduced by preferred distributions and the excess redemption price paid over the carrying value of preferred shares.

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

(5)
Share amounts give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We primarily own office buildings in CBD and suburban locations throughout the United States, consisting of 114 properties (184 buildings) with a combined 35.5 million square feet (excluding properties classified as held for sale). We also own 1.8 million square feet of space in 11 properties (11 buildings) located in Australia and 22,000,000 common shares, or approximately 44.2%, of SIR, a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii.

        SIR was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed the SIR IPO and became a publicly owned company with shares listed on the NYSE. After the SIR IPO, and until July 2, 2013, SIR was one of our consolidated subsidiaries and we consolidated SIR's financial position and results of operations in our financial statements.

        On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares. Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR's outstanding common shares, and SIR was one of our consolidated subsidiaries. Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR's outstanding common shares, and SIR ceased to be our consolidated subsidiary. As a result of this offering, our investment in SIR was reduced below 50%; consequently, effective July 2, 2013, we no longer consolidate SIR but instead account for such investment using the equity method. Under the equity method, we record our percentage share of net earnings of SIR in our consolidated statements of operations.

        Until March 15, 2013, we also owned 9,950,000 common shares of GOV. We used the equity method to account for our ownership of GOV. GOV, a REIT that primarily owns properties located throughout the United States that are majority leased to government tenants, was our wholly owned subsidiary until its initial public offering in June 2009, or the GOV IPO, when it became a publicly owned company with shares listed on the NYSE. On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for net proceeds of $239.6 million (after deducting underwriters' discounts and commissions and expenses). We recognized a gain on the sale of this equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value. We had previously recognized gains totaling approximately $53.2 million on subsequent sales by GOV of its common shares, which reduced our percentage ownership of GOV from approximately 49.9% at the time of the GOV IPO, until March 15, 2013 when we sold our remaining common shares of GOV.

        See Note 12 to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our agreements with SIR and GOV.

        Since Related/Corvex publicly announced on February 26, 2013 that they had accumulated common shares of the Company, they have undertaken a series of actions in an effort to influence and control us, including publishing "open" letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the Company's common shares, running a consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees which the Arbitration Panel determined "was not properly conducted and cannot be validated" and pursuing legal proceedings against the Company, the Board of Trustees and RMR. The Arbitration Panel also provided for an opportunity for Related/Corvex to conduct a new consent solicitation within a limited time period. Related/Corvex have filed a definitive solicitation statement with the SEC for (i) a new consent solicitation for their proposal to remove, without cause, all of the members of our Board of Trustees, including the two recently added Independent Trustees, and (ii) in the event this removal proposal is successful, the solicitation of proxies for the election of seven nominees for new trustees proposed by Related/Corvex at a special meeting of shareholders which would be required for the election of replacement trustees. We have filed a definitive consent revocation statement in opposition to the Related/Corvex removal proposal. Our Board of Trustees has set a record date of February 18, 2014 for purposes of determining shareholders entitled to execute or revoke consents to the Related/Corvex removal proposal and, under the rules established by the Arbitration Panel, the Related/Corvex consent solicitation must be concluded within 30 days of the record date, or March 20, 2014. The Arbitration Panel also ruled that, in the event the Related/Corvex consent solicitation succeeds in removing all of our Trustees, our officers must promptly call a special meeting of shareholders for the election of successor trustees, and that only shareholders who have held 1%, or $2,000 in market value, of our common shares continuously for one year may submit nominations for successor trustees to be elected at that special meeting.

        If our entire Board of Trustees is removed as a result of the Related/Corvex consent solicitation, that action may, among other things, disrupt our business and operations and affect our ability to pay dividends, repurchase shares, borrow money and implement our business plan. For a further discussion of the legal proceedings described above, please see the section captioned "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K; and for a further discussion of the risks related to the Related/Corvex activities, please see the section captioned "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

Property Operations

        As of December 31, 2013, 89.6% of our total square feet was leased, compared to 92.0% leased as of December 31, 2012. These results reflect the reduction in occupancy related to the deconsolidation of SIR as of July 2, 2013 and the 0.3 percentage point decrease in occupancy at properties we owned continuously since January 1, 2012, offset by higher occupancy levels at properties acquired since January 1, 2012. Occupancy data for 2013 and 2012 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Total properties	125	216	121	121
Total square feet	37,273	61,806	33,821	33,821
Percent leased(3)	89.6%	92.0%	89.6%	89.9%

(1)
Excludes properties classified in discontinued operations.

(2)
Based on properties owned continuously since January 1, 2012 and excludes properties classified in discontinued operations.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

        As of December 31, 2013, we had three CBD properties (four buildings) and 42 suburban properties (106 buildings) with a combined 8,425,548 square feet classified as held for sale. Results of operations for properties sold or held for sale as of December 31, 2013 are included in discontinued operations in our consolidated statements of operations. These properties and their operating results are excluded from the data in the preceding paragraph and, except as noted, from the balance of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The average effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2013 and 2012 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Year Ended December 31,
	2013	2012
CBD properties	$30.05	$29.98
Suburban properties	$12.59	$10.15
Total properties	$19.72	$16.64

(1)
Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified. Data presented excludes properties classified in discontinued operations.

        During the year ended December 31, 2013, we renewed leases for 3,795,000 square feet and entered into new leases for 1,357,000 square feet, at weighted average cash rental rates that were approximately 0.1% below cash rental rates previously charged for the same space. The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2013 was 7.3 years. Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the year ended December 31, 2013 totaled $128.5 million, or $24.94 per square foot on average (approximately $3.42 per square foot per year of the lease term).

        Leasing market conditions in the majority of our markets appear to be stabilizing but remain weak. Required tenant concessions, including tenant improvements, leasing brokerage commissions, tenant reimbursements and free rent, have increased in certain markets since 2008 and we believe they generally may continue to increase during the coming year. Tenant concessions are generally amortized during the terms of the affected leases. We believe that present real estate leasing market conditions in the majority of areas where our properties are located may result in stable or slowly and modestly improving occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, during 2014. However, there are too many variables for us to reasonably project with any assurance what the financial impact of changing market conditions will have on our occupancy, rental income or financial results for future periods.

        We review all of our long lived assets for possible impairments following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred. We determined the net carrying value of 36 properties (76 buildings) sold during the year ended December 31, 2013 and 39 properties (93 buildings) that were classified as held for sale as of December 31, 2013 exceeded their estimated fair values based on third party broker information, independent appraisals and sales comparables, current sales prices and purchase offers, resulting in impairment charges aggregating $227.1 million.

        As of December 31, 2013, approximately 6.5% of our leased square feet and 5.8% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2014. Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.

Lease expirations by year, as of December 31, 2013, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Square Feet Expiring(1)	% of Square Feet Expiring(1)	Cumulative % of Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring(2)	Cumulative % of Annualized Rental Revenue Expiring(2)
2014	321	2,190	6.5%	6.5%	$42,727	5.8%	5.8%
2015	234	3,663	11.0%	17.5%	81,863	11.1%	16.9%
2016	251	4,000	12.0%	29.5%	75,013	10.1%	27.0%
2017	218	3,219	9.6%	39.1%	79,753	10.8%	37.8%
2018	170	3,530	10.6%	49.7%	80,703	10.9%	48.7%
2019	90	3,531	10.6%	60.3%	64,253	8.7%	57.4%
2020	72	3,513	10.5%	70.8%	82,831	11.2%	68.6%
2021	52	1,604	4.8%	75.6%	38,172	5.1%	73.7%
2022	36	1,228	3.7%	79.3%	33,014	4.5%	78.2%
2023	51	2,557	7.7%	87.0%	65,280	8.8%	87.0%
Thereafter	56	4,367	13.0%	100.0%	96,400	13.0%	100.0%

	1,551	33,402	100.0%		$740,009	100.0%

Weighted average remaining lease term (in years):		6.0			6.0

(1)
Square feet is pursuant to existing leases as of December 31, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

        RMR employs a tenant review process for us. RMR assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized statistical rating organization. No material changes in portfolio wide tenant credit quality have occurred since December 31, 2012.

        A principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears. As of December 31, 2013, tenants responsible for 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant	Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Expiration
1. Telstra Corporation Limited	311	0.9%	2.5%	2020
2. Office Depot, Inc.	651	1.9%	2.4%	2023
3. Expedia, Inc.	371	1.1%	2.1%	2018
4. PNC Financial Services Group	587	1.8%	2.0%	2017 to 2021
5. John Wiley & Sons, Inc.	386	1.2%	2.0%	2017
6. U.S. Government	463	1.4%	1.8%	2014 to 2032
7. The Bank of New York Mellon Corp.	395	1.2%	1.6%	2015 to 2021
8. Royal Dutch Shell plc	700	2.1%	1.5%	2016 and 2026
9. J.P. Morgan Chase & Co.	375	1.1%	1.5%	2014 to 2025
10. Flextronics International Ltd.	1,051	3.1%	1.4%	2019
11. United Healthcare Services Inc.	479	1.4%	1.4%	2017 to 2023
12. Bankers Life and Casualty Company	349	1.0%	1.3%	2015 to 2023
13. Wells Fargo & Co	358	1.1%	1.3%	2014 to 2022
14. Ballard Spahr LLP (a law firm)	263	0.8%	1.2%	2014 to 2031
15. Jones Day (a law firm)	343	1.0%	1.2%	2026
16. Towers Watson & Co.	348	1.0%	1.2%	2014 to 2020
17. Level 3 Communications, Inc.	212	0.6%	1.1%	2014 to 2026
18. RE/MAX Holdings, Inc.	248	0.7%	1.1%	2028
19. Carmike Cinemas, Inc.	552	1.7%	1.1%	2016
20. Verizon Communications Inc.	303	0.9%	1.0%	2014 to 2022

Total	8,745	26.0%	30.7%

(1)
Square feet is pursuant to existing leases as of December 31, 2013, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants. Excludes properties classified in discontinued operations.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization. Excludes properties classified in discontinued operations.

Investment and Disposition Activities

        Over the past several years, our business plan has been increasingly focused on repositioning our portfolio towards high quality office buildings located in central business districts and away from suburban office and industrial properties. In early 2013, we announced that we would offer for sale 40 primarily suburban office and industrial properties (94 buildings) with a combined 6,673,851 square feet. During 2013, we sold all of these properties for an aggregate sale price of $158.3 million, excluding closing costs. In addition, during 2013 we also sold a land parcel and three suburban office and industrial properties (40 buildings) with a combined 1,670,104 square feet for an aggregate sale price of $90.8 million, excluding closing costs and other adjustments.

        As of December 31, 2013, we have 45 properties (110 buildings) with a combined 8,425,548 square feet classified as held for sale. We expect to sell these properties during 2014; however, no assurance can be given that any of these properties will be sold in that time period or at all, or what the ultimate terms of those sales may be. From time to time we may consider selling additional properties.

        On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters' discounts and commissions and expenses). We recognized a gain on this sale of an equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value. Net proceeds from this sale were used to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of our senior notes that were tendered in the tender offer discussed below.

        For more information regarding these transactions, please see Notes 4 and 6 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Activities

        In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters' option to purchase additional shares) in a public offering for $19.00 per common share, raising gross proceeds of $655.5 million ($626.9 million after deducting underwriters' discounts and commissions and expenses). Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer described below.

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

        In October 2013, we prepaid at par all $99.0 million of our 5.75% unsecured senior notes due 2014, using borrowings under our revolving credit facility. In addition, we prepaid $7.1 million of 5.76% mortgage debt in connection with the sale of the related property in December 2013. In connection with the prepayment of mortgage debt, we recorded a loss on early extinguishment of debt totaling $1.0 million from a prepayment premium and the write off of unamortized discount.

        For more information regarding our financing sources and activities, please see the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

	Comparable Properties Results(1) Year Ended December 31,				Other Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$366,389	$369,689	$(3,300)	(0.9)%	$66,423	$38,455	$27,968	72.7%	$432,812	$408,144	$24,668	6.0%
Suburban properties	199,306	198,446	860	0.4%	75,262	102,800	(27,538)	(26.8)%	274,568	301,246	(26,678)	(8.9)%

Rental income	565,695	568,135	(2,440)	(0.4)%	141,685	141,255	430	0.3%	707,380	709,390	(2,010)	(0.3)%

Tenant reimbursements and other income:
CBD properties	91,844	91,952	(108)	(0.1)%	26,470	20,131	6,339	31.5%	118,314	112,083	6,231	5.6%
Suburban properties	47,182	44,255	2,927	6.6%	12,660	16,177	(3,517)	(21.7)%	59,842	60,432	(590)	(1.0)%

Tenant reimbursements and other income	139,026	136,207	2,819	2.1%	39,130	36,308	2,822	7.8%	178,156	172,515	5,641	3.3%

Operating expenses:
CBD properties	211,311	210,313	998	0.5%	48,271	29,878	18,393	61.6%	259,582	240,191	19,391	8.1%
Suburban properties	95,381	94,437	944	1.0%	15,906	21,976	(6,070)	(27.6)%	111,287	116,413	(5,126)	(4.4)%

Operating expenses	306,692	304,750	1,942	0.6%	64,177	51,854	12,323	23.8%	370,869	356,604	14,265	4.0%

Net operating income(3):
CBD properties	246,922	251,328	(4,406)	(1.8)%	44,622	28,708	15,914	55.4%	291,544	280,036	11,508	4.1%
Suburban properties	151,107	148,264	2,843	1.9%	72,016	97,001	(24,985)	(25.8)%	223,123	245,265	(22,142)	(9.0)%

Net operating income	$398,029	$399,592	$(1,563)	(0.4)%	$116,638	$125,709	$(9,071)	(7.2)%	514,667	525,301	(10,634)	(2.0)%

Other expenses:
Depreciation and amortization									218,854	209,759	9,095	4.3%
General and administrative									77,209	46,057	31,152	67.6%
Acquisition related costs									318	5,648	(5,330)	(94.4)%

Total other expenses									296,381	261,464	34,917	13.4%

Operating income									218,286	263,837	(45,551)	(17.3)%
Interest and other income									1,229	1,404	(175)	(12.5)%
Interest expense									(173,011)	(201,840)	28,829	(14.3)%
Loss on early extinguishment of debt									(60,052)	(287)	(59,765)	20824.0%
Gain on sale of equity investment									66,293	—	66,293	100.0%
Gain on issuance of shares by an equity investee									—	7,246	(7,246)	(100.0)%

Income from continuing operations before income tax expense and equity in earnings of investees									52,745	70,360	(17,615)	(25.0)%
Income tax expense									(2,634)	(3,207)	573	(17.9)%
Equity in earnings of investees									25,754	11,420	14,334	125.5%

Income from continuing operations									75,865	78,573	(2,708)	(3.4)%
Discontinued operations:
Income from discontinued operations									15,867	9,783	6,084	62.2%
Loss on asset impairment from discontinued operations									(227,122)	(168,632)	(58,490)	34.7%
Loss on early extinguishment of debt from discontinued operations									(1,011)	(1,608)	597	(37.1)%
Net (loss) gain on sale of properties from discontinued operations									(22,162)	2,039	(24,201)	(1186.9)%

Loss before gain on sale of properties									(158,563)	(79,845)	(78,718)	98.6%
Gain on sale of properties									1,596	—	1,596	100.0%

Net loss									(156,967)	(79,845)	(77,122)	96.6%
Net income attributable to noncontrolling interest in consolidated subsidiary									(20,093)	(15,576)	(4,517)	29.0%

Net loss attributable to CommonWealth REIT									(177,060)	(95,421)	(81,639)	85.6%
Preferred distributions									(44,604)	(51,552)	6,948	(13.5)%
Excess redemption price paid over carrying value of preferred shares									—	(4,985)	4,985	100.0%

Net loss available for CommonWealth REIT common shareholders									$(221,664)	$(151,958)	$(69,706)	45.9%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$12,764	$6,460	$6,304	97.6%
Income from discontinued operations									15,867	9,783	6,084	62.2%
Loss on asset impairment from discontinued operations									(227,122)	(168,632)	(58,490)	34.7%
Loss on early extinguishment of debt from discontinued operations									(1,011)	(1,608)	597	(37.1)%
Net (loss) gain on sale of properties from discontinued operations									(22,162)	2,039	(24,201)	(1186.9)%

Net loss									$(221,664)	$(151,958)	$(69,706)	45.9%

Weighted average common shares outstanding—basic and diluted									112,378	83,750	28,628	34.2%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.11	$0.08	$0.03	37.5%

Loss from discontinued operations									$(2.09)	$(1.89)	$(0.20)	10.6%

Net loss									$(1.97)	$(1.81)	$(0.16)	8.8%

(1)
Comparable properties consist of 121 properties (189 buildings) we owned continuously from January 1, 2012 to December 31, 2013, excluding properties classified as held for sale.

(2)
Other properties consist of: (i) four properties (six buildings) we owned on December 31, 2013 and 2012, respectively, that we acquired during 2012, and (ii) properties owned by SIR when SIR was our consolidated subsidiary.

(3)
We calculate Net Operating Income, or NOI, as shown above. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net loss because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate NOI differently than we do.

Calculation of Funds from Operations, or FFO, and Normalized FFO

	Year Ended December 31,
	2013	2012
	(in thousands, except per share data)
Calculation of FFO:(1)
Net loss attributable to CommonWealth REIT	$(177,060)	$(95,421)
Plus: depreciation and amortization from continuing operations	218,854	209,759
Plus: depreciation and amortization from discontinued operations	28,098	48,533
Plus: loss on asset impairment from discontinued operations	227,122	168,632
Plus: FFO from investees	33,564	21,383
Plus: net income attributable to noncontrolling interest	20,093	15,576
Less: FFO attributable to noncontrolling interest	(26,270)	(19,419)
Less: gain on sale of properties	(1,596)	—
Less: net loss (gain) on sale of properties from discontinued operations	22,162	(2,039)
Less: equity in earnings of investees	(25,754)	(11,420)

FFO attributable to CommonWealth REIT	319,213	335,584
Less: preferred distributions	(44,604)	(51,552)

FFO available for CommonWealth REIT common shareholders	$274,609	$284,032

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT	$319,213	$335,584
Plus: acquisition related costs from continuing operations	318	5,648
Plus: normalized FFO from investees	34,149	21,710
Plus: loss on early extinguishment of debt from continuing operations	60,052	287
Plus: loss on early extinguishment of debt from discontinued operations	1,011	1,608
Plus: shareholder litigation costs and related expenses	30,392	—
Plus: average minimum rent from direct financing lease	1,316	1,316
Plus: FFO attributable to noncontrolling interest	26,270	19,419
Less: normalized FFO attributable to noncontrolling interest	(26,573)	(20,132)
Less: FFO from investees	(33,564)	(21,383)
Less: interest earned from direct financing lease	(1,128)	(1,452)
Less: gain on sale of equity investment	(66,293)	—
Less: gain on issuance of shares by an equity investee	—	(7,246)

Normalized FFO attributable to CommonWealth REIT	345,163	335,359
Less: preferred distributions	(44,604)	(51,552)

Normalized FFO available for CommonWealth REIT common shareholders	$300,559	$283,807

Per common share:
FFO available for CommonWealth REIT common shareholders—basic and diluted(2)	$2.44	$3.39

Normalized FFO available for CommonWealth REIT common shareholders—basic and diluted(2)	$2.67	$3.39

(1)
We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on real estate asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, equity in earnings from investees and

  FFO attributable to noncontrolling interests. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs, gains from issuance of shares by equity investees, gain from sale of equity investment, loss on early extinguishment of debt, shareholder litigation costs and related expenses, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interests. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital to us, our cash available for distribution, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(2)
As of December 31, 2013, we had 15,180 series D preferred shares outstanding that were convertible into 7,298 common shares and the effect of a conversion of our convertible preferred shares on FFO available for CommonWealth REIT common shareholders and Normalized FFO available for CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

        We refer to the 121 properties (189 buildings) we owned continuously from January 1, 2012 to December 31, 2013, excluding properties classified as held for sale, as comparable properties. We refer to the four properties (six buildings) that we owned as of December 31, 2013 and 2012, respectively, that we acquired during 2012, and properties owned by SIR when SIR was our consolidated subsidiary, as other properties. Our Consolidated Statement of Operations for the year ended December 31, 2013 includes the operating results of 125 properties for the entire period, as we owned these properties as of January 1, 2013. Our Consolidated Statement of Operations for the year ended December 31, 2012 includes the operating results of four properties for less than the entire period, as those properties were purchased during 2012. Our Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary; SIR was our consolidated subsidiary until July 2, 2013.

        The following table presents actual results, adjusted for both periods presented, to deconsolidate SIR and to account for our investment in SIR under the equity method since SIR's initial public offering on March 12, 2012. These adjusted historical results are provided for illustrative purposes only and are not necessarily indicative of our expected results of operations for any future period. The deconsolidation of SIR and accounting for our investment in SIR under the equity method had no effect on net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, FFO available for CommonWealth REIT common shareholders or Normalized FFO available for CommonWealth REIT common shareholders.

	Adjusted Comparable Properties Results(1) Year Ended December 31,				Adjusted Other Properties Results(2) Year Ended December 31,				Adjusted Consolidated Results Year Ended December 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$366,389	$369,689	$(3,300)	(0.9)%	$64,652	$36,270	$28,382	78.3%	$431,041	$405,959	$25,082	6.2%
Suburban properties	199,306	198,446	860	0.4%	422	18,840	(18,418)	(97.8)%	199,728	217,286	(17,558)	(8.1)%

Rental income	565,695	568,135	(2,440)	(0.4)%	65,074	55,110	9,964	18.1%	630,769	623,245	7,524	1.2%

Tenant reimbursements and other income:
CBD properties	91,844	91,952	(108)	(0.1)%	25,444	19,271	6,173	32.0%	117,288	111,223	6,065	5.5%
Suburban properties	47,182	44,255	2,927	6.6%	(4)	2,487	(2,491)	(100.2)%	47,178	46,742	436	0.9%

Tenant reimbursements and other income	139,026	136,207	2,819	2.1%	25,440	21,758	3,682	16.9%	164,466	157,965	6,501	4.1%

Operating expenses:
CBD properties	211,311	210,313	998	0.5%	47,215	28,956	18,259	63.1%	258,526	239,269	19,257	8.0%
Suburban properties	95,381	94,437	944	1.0%	(19)	3,303	(3,322)	(100.6)%	95,362	97,740	(2,378)	(2.4)%

Operating expenses	306,692	304,750	1,942	0.6%	47,196	32,259	14,937	46.3%	353,888	337,009	16,879	5.0%

NOI(3):
CBD properties	246,922	251,328	(4,406)	(1.8)%	42,881	26,585	16,296	61.3%	289,803	277,913	11,890	4.3%
Suburban properties	151,107	148,264	2,843	1.9%	437	18,024	(17,587)	(97.6)%	151,544	166,288	(14,744)	(8.9)%

NOI	$398,029	$399,592	$(1,563)	(0.4)%	$43,318	$44,609	$(1,291)	(2.9)%	441,347	444,201	(2,854)	(0.6)%

Other expenses:
Depreciation and amortization									204,816	197,102	7,714	3.9%
General and administrative									71,499	38,921	32,578	83.7%
Acquisition related costs									(371)	3,179	(3,550)	(111.7)%

Total other expenses									275,944	239,202	36,742	15.4%

Operating income									165,403	204,999	(39,596)	(19.3)%
Interest and other income									1,229	1,404	(175)	(12.5)%
Interest expense									(165,717)	(194,275)	28,558	(14.7)%
Loss on early extinguishment of debt									(60,052)	(287)	(59,765)	20824.0%
Gain on sale of equity investment									66,293	—	66,293	100.0%
Gain on issuance of shares by an equity investee									—	7,246	(7,246)	(100.0)%

Income from continuing operations before income tax expense and equity in earnings of investees									7,156	19,087	(11,931)	(62.5)%
Income tax expense									(2,554)	(2,917)	363	(12.4)%
Equity in earnings of investees									51,170	46,827	4,343	9.3%

Income from continuing operations									55,772	62,997	(7,225)	(11.5)%
Discontinued operations:
Income from discontinued operations									15,867	9,783	6,084	62.2%
Loss on asset impairment from discontinued operations									(227,122)	(168,632)	(58,490)	34.7%
Loss on early extinguishment of debt from discontinued operations									(1,011)	(1,608)	597	(37.1)%
Net (loss) gain on sale of properties from discontinued operations									(22,162)	2,039	(24,201)	(1186.9)%

Loss before gain on sale of properties									(178,656)	(95,421)	(83,235)	87.2%
Gain on sale of properties									1,596	—	1,596	100.0%

Net loss									(177,060)	(95,421)	(81,639)	85.6%
Net income attributable to noncontrolling interest in consolidated subsidiary									—	—	—	0.0%

Net loss attributable to CommonWealth REIT									(177,060)	(95,421)	(81,639)	85.6%
Preferred distributions									(44,604)	(51,552)	6,948	(13.5)%
Excess redemption price paid over carrying value of preferred shares									—	(4,985)	4,985	100.0%

Net loss available for CommonWealth REIT common shareholders									$(221,664)	$(151,958)	$(69,706)	45.9%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$12,764	$6,460	$6,304	97.6%
Income from discontinued operations									15,867	9,783	6,084	62.2%
Loss on asset impairment from discontinued operations									(227,122)	(168,632)	(58,490)	34.7%
Loss on early extinguishment of debt from discontinued operations									(1,011)	(1,608)	597	(37.1)%
Net (loss) gain on sale of properties from discontinued operations									(22,162)	2,039	(24,201)	(1186.9)%

Net loss									$(221,664)	$(151,958)	$(69,706)	45.9%

Weighted average common shares outstanding—basic and diluted									112,378	83,750	28,628	34.2%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.11	$0.08	$0.03	37.5%

Loss from discontinued operations									$(2.09)	$(1.89)	$(0.20)	10.6%

Net loss									$(1.97)	$(1.81)	$(0.16)	8.8%

(1)
Comparable properties consist of 121 properties (189 buildings) we owned continuously from January 1, 2012 to December 31, 2013, excluding properties classified as held for sale.

(2)
Other properties consist of four properties (six buildings) we owned on December 31, 2013 and 2012, respectively, that we acquired during 2012.

(3)
See Note (3) on page 66 for further information regarding NOI.

        Differences between consolidated results and adjusted consolidated results are all attributable to the deconsolidation of SIR. References to changes in the income and expense categories below relate to the comparison of adjusted consolidated results for the year ended December 31, 2013, compared to the year ended December 31, 2012.

        Rental income.    Rental income increased for the year ended December 31, 2013 compared to the same period in 2012, primarily due to our acquisition of four CBD properties (six buildings) in 2012, partially offset by $18.9 million received from SIR properties while SIR was our wholly owned subsidiary until March 12, 2012, and a decrease in rental income at our comparable properties. The decrease in comparable property rental income from our CBD segment of $3.3 million primarily reflects higher lease termination fees received in 2012 and the foreign currency impact on revenues from one of our CBD properties in Australia. The increase in comparable property rental income from our suburban segment of $860,000 primarily reflects an increase in occupancy. Rental income includes non-cash straight line rent adjustments totaling $32.5 million in the 2013 period and $41.6 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $10.2 million in the 2013 period and $10.3 million in the 2012 period. Rental income also includes lease termination fees totaling $2.8 million in the 2013 period and $5.1 million in the 2012 period.

        Tenant reimbursements and other income.    Tenant reimbursements and other income increased $6.5 million, or 4.1%, primarily reflecting our acquisition of four CBD properties in the 2012 period, partially offset by $2.8 million received from SIR properties while SIR was our wholly owned subsidiary until March 12, 2012. The increase in tenant reimbursements and other income at our comparable suburban properties reflects the expiration of tenant free rent periods during 2013.

        Operating expenses.    The increase in operating expenses primarily reflects our acquisition of four CBD properties (six buildings) since January 1, 2012 and an increase in operating expenses at our comparable properties, partially offset by $3.5 million from SIR properties while SIR was our wholly owned consolidated subsidiary until March 12, 2012. The increase in operating expenses at our comparable CBD and suburban properties primarily reflects an increase in real estate tax rates and assessments, increases in utility expenses and snow removal costs related to a more typical winter season during the 2013 period, compared to a relatively mild winter season during the 2012 period, partially offset by the foreign currency impact on expenses from properties we own in Australia.

        Total other expenses.    The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since January 1, 2012, and an increase in general and administrative expenses primarily related to $30.4 million of shareholder litigation costs and related expenses, partially offset by lower acquisition related costs in the 2013 period compared to the 2012 period. Acquisition related costs recognized in the 2013 period reflect the reversal of estimated acquisition related costs that were over accrued in 2012.

        Interest and other income.    The decrease in interest and other income primarily reflects lower earnings on bank deposits and mortgage receivables.

        Interest expense.    The decrease in interest expense in the 2013 period primarily reflects the purchase of $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013 and the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012, partially offset by the assumption of $333.2 million of mortgage debt since January 1, 2012, and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012.

        Loss on early extinguishment of debt.    The loss on early extinguishment of debt in the 2013 period primarily reflects the difference between $726.2 million paid to purchase $670.3 million of unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and expenses. The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayments of $150.7 million of our 6.95% unsecured senior notes in January 2012 and the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012.

        Gain on sale of equity investment.    The gain on sale of equity investment reflects the sale in March 2013 of all 9,950,000 common shares of GOV that we owned at a per share sales price in excess of our per share carrying value.

        Gain on issuance of shares by an equity investee.    The gain on issuance of shares by an equity investee reflects the issuance of 7,500,000 common shares by GOV in October 2012 at a price above our per share carrying value.

        Income tax expense.    The decrease in income tax expense primarily reflects the reversal of estimated Australian taxes that were over accrued in 2012.

        Equity in earnings of investees.    Equity in earnings of investees represents our proportionate share of earnings from SIR, GOV and AIC. The increase in earnings of investees primarily reflects an increase in earnings from SIR recognized under the equity method since SIR's initial public offering on March 12, 2012, partially offset by our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

        Income from discontinued operations.    The increase in income from discontinued operations reflects the decline in depreciation expense primarily from ceasing depreciation when assets are reclassified as held for sale, partially offset by the decline in NOI from 45 properties (110 buildings) that were being marketed for sale as of December 31, 2013, 43 properties (134 buildings) and a land parcel sold in the 2013 period and three properties (three buildings) sold in the 2012 period.

        Loss on asset impairment from discontinued operations.    The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 36 properties (76 buildings) sold during the year ended December 31, 2013 and 39 properties (93 buildings) that are currently being marketed for sale. The 2012 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 31 properties (58 buildings) that were being marketed for sale as of December 31, 2012 and subsequently sold in 2013.

        Loss on early extinguishment of debt from discontinued operations.    The loss on early extinguishment of debt in the 2013 period reflects the write off of unamortized discount and a prepayment premium associated with the prepayment of $7.1 million of 5.76% mortgage debt in December 2013. The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $12.7 million of 6.06% mortgage debt in May 2012.

        Net (loss) gain on sale of properties from discontinued operations.    Net (loss) gain on sale of properties reflects net losses totaling $22.2 million from the sale of 43 suburban properties (134 buildings) and one land parcel in the 2013 period, and gains totaling $2.0 million from the sale of three suburban properties (three buildings) in the 2012 period.

        Gain on sale of properties.    Gain on sale of properties reflects a gain of $1.6 million from the sale of a portion of the land at one of our CBD properties.

        Net loss.    The increase in net loss is primarily a result of the changes noted above.

        Net loss attributable to CommonWealth REIT and net loss available for CommonWealth REIT common shareholders.    The increase in net loss attributable to CommonWealth REIT reflects the same factors noted above. Net loss available for CommonWealth REIT common shareholders is net loss attributable to CommonWealth REIT reduced by preferred distributions. The decrease in preferred distributions reflects the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

        Weighted average common shares outstanding—basic and diluted.    The increase in weighted average common shares outstanding primarily reflects 34,500,000 common shares we issued in a public offering in March 2013.

RESULTS OF OPERATIONS

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$269,928	$271,291	$(1,363)	(0.5)%	$138,216	$49,273	$88,943	180.5%	$408,144	$320,564	$87,580	27.3%
Suburban properties	263,550	256,790	6,760	2.6%	37,696	24,278	13,418	55.3%	301,246	281,068	20,178	7.2%

Rental income	533,478	528,081	5,397	1.0%	175,912	73,551	102,361	139.2%	709,390	601,632	107,758	17.9%

Tenant reimbursements and other income:
CBD properties	65,603	63,090	2,513	4.0%	46,480	16,187	30,293	187.1%	112,083	79,277	32,806	41.4%
Suburban properties	58,226	60,121	(1,895)	(3.2)%	2,206	314	1,892	602.5%	60,432	60,435	(3)	(0.0)%

Tenant reimbursements and other income	123,829	123,211	618	0.5%	48,686	16,501	32,185	195.0%	172,515	139,712	32,803	23.5%

Operating expenses:
CBD properties	149,296	146,785	2,511	1.7%	90,895	31,319	59,576	190.2%	240,191	178,104	62,087	34.9%
Suburban properties	111,383	116,259	(4,876)	(4.2)%	5,030	3,045	1,985	65.2%	116,413	119,304	(2,891)	(2.4)%

Operating expenses	260,679	263,044	(2,365)	(0.9)%	95,925	34,364	61,561	179.1%	356,604	297,408	59,196	19.9%

NOI(3):
CBD properties	186,235	187,596	(1,361)	(0.7)%	93,801	34,141	59,660	174.7%	280,036	221,737	58,299	26.3%
Suburban properties	210,393	200,652	9,741	4.9%	34,872	21,547	13,325	61.8%	245,265	222,199	23,066	10.4%

NOI	$396,628	$388,248	$8,380	2.2%	$128,673	$55,688	$72,985	131.1%	525,301	443,936	81,365	18.3%

Other expenses:
Depreciation and amortization									209,759	171,662	38,097	22.2%
General and administrative									46,057	38,221	7,836	20.5%
Loss on asset impairment									—	3,036	(3,036)	(100.0)%
Acquisition related costs									5,648	9,731	(4,083)	(42.0)%

Total other expenses									261,464	222,650	38,814	17.4%

Operating income									263,837	221,286	42,551	19.2%
Interest and other income									1,404	1,662	(258)	(15.5)%
Interest expense									(201,840)	(191,876)	(9,964)	5.2%
Loss on early extinguishment of debt									(287)	(35)	(252)	720.0%
Gain on issuance of shares by an equity investee									7,246	11,177	(3,931)	(35.2)%

Income from continuing operations before income tax expense and equity in earnings of investees									70,360	42,214	28,146	66.7%
Income tax expense									(3,207)	(1,347)	(1,860)	138.1%
Equity in earnings of investees									11,420	11,377	43	0.4%

Income from continuing operations									78,573	52,244	26,329	50.4%
Discontinued operations:
Income from discontinued operations									9,783	22,307	(12,524)	(56.1)%
Loss on asset impairment from discontinued operations									(168,632)	(7,319)	(161,313)	2204.0%
Loss on early extinguishment of debt from discontinued operations									(1,608)	—	(1,608)	100.0%
Net gain on sale of properties from discontinued operations									2,039	42,752	(40,713)	(95.2)%

Net (loss) income									(79,845)	109,984	(189,829)	(172.6)%
Net income attributable to noncontrolling interest in consolidated subsidiary									(15,576)	—	(15,576)	100.0%

Net (loss) income attributable to CommonWealth REIT									(95,421)	109,984	(205,405)	(186.8)%
Preferred distributions									(51,552)	(46,985)	(4,567)	9.7%
Excess redemption price paid over carrying value of preferred shares									(4,985)	—	(4,985)	100.0%

Net (loss) income available for CommonWealth REIT common shareholders									$(151,958)	$62,999	$(214,957)	(341.2)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$6,460	$5,259	$1,201	22.8%
Income from discontinued operations									9,783	22,307	(12,524)	(56.1)%
Loss on asset impairment from discontinued operations									(168,632)	(7,319)	(161,313)	2204.0%
Loss on early extinguishment of debt from discontinued operations									(1,608)	—	(1,608)	100.0%
Net gain on sale of properties from discontinued operations									2,039	42,752	(40,713)	(95.2)%

Net (loss) income									$(151,958)	$62,999	$(214,957)	(341.2)%

Weighted average common shares outstanding—basic and diluted									83,750	77,428	6,322	8.2%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.08	$0.07	$0.01	14.3%

(Loss) income from discontinued operations									$(1.89)	$0.75	$(2.64)	(352.0)%

Net (loss) income									$(1.81)	$0.81	$(2.62)	(323.5)%

(1)
Comparable properties consist of 191 properties (250 buildings) we and SIR owned continuously from January 1, 2011 to December 31, 2012, excluding properties classified as held for sale.

(2)
Other properties consist of: (i) 25 properties (40 buildings) and nine properties (18 buildings) we and SIR owned on December 31, 2012 and 2011, respectively, and which we and SIR acquired during the period from January 1, 2011 to December 31, 2012. The nine properties owned on December 31, 2011 are included in the 25 properties owned on December 31, 2012.

(3)
See Note (3) on page 66 for further information regarding NOI.

Calculation of FFO and Normalized FFO

	Year Ended December 31,
	2012	2011
	(in thousands, except per share data)
Calculation of FFO:(1)
Net (loss) income attributable to CommonWealth REIT	$(95,421)	$109,984
Plus: depreciation and amortization from continuing operations	209,759	171,662
Plus: depreciation and amortization from discontinued operations	48,533	51,493
Plus: loss on asset impairment from continuing operations	—	3,036
Plus: loss on asset impairment from discontinued operations	168,632	7,319
Plus: FFO from investees	21,383	19,895
Plus: net income attributable to noncontrolling interest	15,576	—
Less: FFO attributable to noncontrolling interest	(19,419)	—
Less: net gain on sale of properties from discontinued operations	(2,039)	(42,752)
Less: equity in earnings of investees	(11,420)	(11,377)

FFO attributable to CommonWealth REIT	335,584	309,260
Less: preferred distributions	(51,552)	(46,985)

FFO available for CommonWealth REIT common shareholders	$284,032	$262,275

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT	$335,584	$309,260
Plus: acquisition related costs from continuing operations	5,648	9,731
Plus: acquisition related costs from discontinued operations	—	471
Plus: normalized FFO from investees	21,710	20,734
Plus: loss on early extinguishment of debt from continuing operations	287	35
Plus: loss on early extinguishment of debt from discontinued operations	1,608	—
Less: early extinguishment of debt settled in cash	—	(232)
Plus: average minimum rent from direct financing lease	1,316	1,097
Plus: FFO attributable to noncontrolling interest	19,419	—
Less: normalized FFO attributable to noncontrolling interest	(20,132)	—
Less: FFO from investees	(21,383)	(19,895)
Less: interest earned from direct financing lease	(1,452)	(1,448)
Less: gain on issuance of shares by an equity investee	(7,246)	(11,177)

Normalized FFO attributable to CommonWealth REIT	335,359	308,576
Less: preferred distributions	(51,552)	(46,985)

Normalized FFO available for CommonWealth REIT common shareholders	$283,807	$261,591

Per common share:
FFO available for CommonWealth REIT common shareholders—basic and diluted(2)	$3.39	$3.39

Normalized FFO available for CommonWealth REIT common shareholders—basic and diluted(2)	$3.39	$3.38

(1)
See Note (1) on page 68 for further information regarding FFO and Normalized FFO.

(2)
As of December 31, 2012, we had 15,180 series D preferred shares outstanding that were convertible into 7,298 common shares and the effect of a conversion of our convertible preferred shares on FFO available for CommonWealth REIT common shareholders and Normalized FFO available for CommonWealth REIT common shareholders per share is anti-dilutive for all periods presented.

        We refer to the 191 properties (250 buildings) we owned continuously from January 1, 2011 to December 31, 2012, excluding properties classified as held for sale, as comparable properties. We refer to the 25 properties (40 buildings) and nine properties (18 buildings) that we owned as of December 31, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to December 31, 2012, as acquired properties. Our Consolidated Statement of Operations for the year ended December 31, 2012 includes the operating results of nine acquired properties for the entire period, as we acquired these properties prior to January 1, 2012, and the operating results of 16 acquired properties for less than the entire period, as those properties were purchased during the year ended December 31, 2012. The nine properties owned on December 31, 2011 are included in the 25 properties owned on December 31, 2012. Our Consolidated Statement of Operations for the year ended December 31, 2011 includes the operating results of nine acquired properties for less than the entire period, as these properties were purchased during the period from January 1, 2011 to December 31, 2011.

        References to changes in the income and expense categories below relate to the comparison of consolidated results, including SIR, for the year ended December 31, 2012, compared to the year ended December 31, 2011.

        Rental income.    Rental income increased for the year ended December 31, 2012, compared to the same period in 2011, primarily due to our acquisition of nine properties in 2011 and 16 properties in 2012. Rental income from our CBD properties increased by $87.6 million, or 27.3%, primarily reflecting our acquisition of ten CBD properties since January 1, 2011, partially offset by the reduction in rental rates and occupancy at our comparable properties. Rental income from our suburban properties increased $20.2 million, or 7.2%, primarily reflecting our acquisition of 15 suburban properties since January 1, 2011, and rental rate increases at SIR's comparable properties in Oahu, HI. Rental income includes non-cash straight line rent adjustments totaling $41.6 million in the 2012 period and $33.0 million in the 2011 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $10.3 million in the 2012 period and $8.8 million in the 2011 period. Rental income also includes lease termination fees totaling $5.1 million in the 2012 period and $2.5 million in the 2011 period.

        Tenant reimbursements and other income.    Tenant reimbursements and other income increased $32.8 million, or 23.5%, primarily reflecting our acquisition of ten CBD properties since January 1, 2011. The increase in tenant reimbursements and other income at our comparable CBD properties primarily reflects higher operating expenses in 2012. The decrease in tenant reimbursements and other income at our comparable suburban properties primarily reflects the decrease in operating expenses in 2012.

        Operating expenses.    The increase in operating expenses primarily reflects our acquisition of 25 properties since January 1, 2011. The increase in operating expenses at our comparable CBD properties primarily reflects increases in real estate tax rates and assessments, partially offset by the relatively mild winter season experienced in the first quarter of 2012 and the resulting savings in utility costs. The decrease in operating expenses at our comparable suburban properties primarily reflects the relatively mild winter season experienced during the first quarter of 2012 and the resulting savings in snow removal and utility costs.

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

        Interest and other income.    The decrease in interest and other income primarily results from the gain on sale of equity securities we recognized during the 2011 period.

        Interest expense.    The increase in interest expense in the 2012 period primarily reflects the assumption of $680.4 million of mortgage debt since January 1, 2011 in connection with acquisitions, an increase in principal of our floating rate term loan in 2011, SIR's new term loan in 2012 and our issuance of $175.0 million of 5.75% unsecured senior notes in July 2012, partially offset by the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012, the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012, the repayment of $29.2 million of 7.435% mortgage debt in June 2011 and the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

        Loss on early extinguishment of debt.    The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $150.7 million of our 6.95% unsecured senior notes in January 2012 and the prepayment of $191.0 million of our 6.50% unsecured senior notes in July 2012. The loss on early extinguishment of debt in the 2011 period reflects the write off of unamortized deferred financing fees relating to lenders under our then existing revolving credit facility that did not commit to the amended terms of that revolving credit facility, partially offset by the write off of unamortized premiums and deferred financing fees associated with the prepayment of $23.2 million of 8.05% mortgage debt in July 2011.

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

        Income from discontinued operations.    Income from discontinued operations reflects operating results from 45 properties (110 buildings) that were being marketed for sale and classified in discontinued operations as of December 31, 2013, 43 properties (134 buildings) sold during 2013, three properties (three buildings) sold in 2012 and 13 properties (20 buildings) sold in 2011.

        Loss from asset impairment from discontinued operations.    The 2012 loss on asset impairment reflects the write down to estimated fair value for 31 properties (58 buildings) that were being marketed for sale and reclassified to discontinued operations as of December 31, 2012. The 2011 loss on asset impairment reflects the write down to estimated fair value of three properties (18 buildings) sold in 2013, two properties (two buildings) sold in 2012 and six properties (six buildings) that were being marketed for sale and classified in discontinued operations as of December 31, 2012.

        Loss on early extinguishment of debt from discontinued operations.    The loss on early extinguishment of debt in the 2012 period reflects the write off of unamortized discounts and deferred financing fees associated with the prepayment of $12.7 million of 6.06% mortgage debt in May 2012.

        Net gain on sale of properties from discontinued operations.    Net gain on sale of properties reflects net gains totaling $42.8 million from the sale of 13 properties (20 buildings) in the 2011 period, and gains totaling $2.0 million from the sale of three properties (three buildings) in the 2012 period.

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

        Net (loss) income attributable to CommonWealth REIT and net (loss) income available for CommonWealth REIT common shareholders.    The change from net income attributable to CommonWealth REIT to net loss attributable to CommonWealth REIT reflects the same factors noted above. Net income available for CommonWealth REIT common shareholders is net income attributable to CommonWealth REIT reduced by preferred distributions and the excess redemption price paid over the carrying value of our 7 1/8% series C preferred shares that we redeemed in August 2012. The increase in preferred distributions primarily reflects distributions on 11,000,000 of our 7 1/4% series E preferred shares that we issued in June 2011, partially offset by the redemption of 6,000,000 of our 7 1/8% series C preferred shares in August 2012.

        Weighted average common shares outstanding—basic and diluted.    The increase in weighted average common shares outstanding primarily results from 11,500,000 common shares we issued in a public equity offering in July 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

        As of December 31, 2013, we had $222.4 million of cash and cash equivalents and $515.0 million available to borrow under our revolving credit facility. We expect to use cash balances, the cash flow from our operations, net proceeds from offerings of equity or debt securities or other financings, net proceeds from the sale of properties, distributions from our equity investment in SIR until they may be sold, net proceeds from the sale of our owned SIR shares, and possible borrowings under our revolving credit facility to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes. We have in the past, and we expect we may in the future, fund our acquisitions in part, by assuming mortgage debt on acquired properties and we may elect to mortgage other properties of ours as a source of financing in the future. We believe these sources and amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future.

        Our future cash flows from operating activities will depend primarily upon our:

  •
  ability to maintain or improve the occupancy of, and the rental rates at, our properties;

  •
  ability to control operating cost increases at our properties;

  •
  receipt of distributions from our equity investment in SIR;

  •
  receipt of sale proceeds from the sale of our SIR shares; and

  •
  ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

        We believe that present real estate leasing market conditions in the majority of areas where our properties are located may result in stable or slowly and modestly improving occupancies and effective rents, or gross rents less amortization of landlord funded tenant improvements and leasing costs, during 2014. Volatility in energy costs may, however, cause our future operating costs to fluctuate, but we would expect the impact of these fluctuations to be largely offset by the pass through of operating costs to our tenants pursuant to lease terms; however, there can be no assurance that we will be able to successfully offset these costs or that doing so would not negatively impact our competitive position or business. We generally do not purchase turnaround properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flows cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully acquire and operate such properties.

        Cash flows provided by (used in) operating, investing and financing activities were $234.7 million, $187.9 million and ($301.0) million, respectively, for the year ended December 31, 2013, and $276.8 million, ($748.2) million and $380.4 million, respectively, for the year ended December 31, 2012. For the period from January 1, 2013 to July 2, 2013, cash flows provided by operating activities related to SIR totaled $52.6 million, cash flows used in investing activities related to SIR totaled $165.5 million, and cash flows provided by financing activities related to SIR totaled $104.8 million. As noted above, SIR ceased to be our consolidated subsidiary as of July 2, 2013. Other changes in these three categories of our cash flows between 2013 and 2012 are primarily related to the sale of our GOV common shares, our reduced amount of acquisitions during the 2013 period compared to the 2012 period, our dispositions of properties, our issuance of common shares, our borrowings and repayments and repurchases of debt, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of December 31, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. In the absence of a default (including a change of control of us), we may borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the year ended December 31, 2013. As of December 31, 2013 and February 24, 2014, we had $235.0 million outstanding under our revolving credit facility.

        We also have a $500.0 million unsecured term loan that matures in December 2016 and is prepayable without penalty at any time. Our term loan includes a feature under which maximum borrowings may be increased to up to $1.0 billion in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of December 31, 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2013, the interest rate for the amount outstanding under our term loan was 2.0%, and the weighted average interest rate for the amount outstanding under our term loan was 2.0% for the year ended December 31, 2013.

        In March 2013, we issued 34,500,000 common shares (including 4,500,000 common shares sold pursuant to the underwriters' option to purchase additional shares) in a public offering, raising gross proceeds of $655.5 million ($626.9 million after deducting underwriters' discounts and commissions and expenses). Net proceeds from this offering were used to repay indebtedness, including amounts borrowed under our revolving credit facility to fund, in part, the purchase of the senior notes that were tendered in the tender offer described above under "Financing Activities."

        During the year ended December 31, 2013, we paid distributions on our common shares totaling $109.7 million. We also paid an aggregate of $44.6 million of distributions on our series D and series E preferred shares. In January 2014, we declared a distribution of $0.25 per common share, or approximately $29.6 million, which we paid on February 21, 2014 to shareholders of record on January 13, 2014. We also announced in January 2014 a quarterly distribution on our series D preferred shares of $0.4063 per share, or $6.2 million, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which we paid on February 18, 2014 to our preferred shareholders of record as of February 1, 2014. We funded these distributions using cash on hand.

        Our outstanding debt maturities and weighted average interest rates as of December 31, 2013, excluding mortgage principal totaling $20.4 million related to properties classified as held for sale, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(2)	Weighted Average Interest Rate(3)
2014	$—	$—	$18,826		$18,826	5.3%
2015	235,000	172,213	14,608		421,821	3.5%
2016	500,000	139,104	309,604		948,708	3.9%
2017	—	250,000	310,592		560,592	5.9%
2018	—	250,000	4,614		254,614	6.6%
2019	—	125,000	165,422	(1)	290,422	6.5%
2020	—	250,000	2,523		252,523	5.9%
2021	—	—	60,470		60,470	5.5%
2022	—	—	799		799	5.9%
2023	—	—	702		702	5.7%
Thereafter	—	175,000	1,734		176,734	5.7%

	$735,000	$1,361,317	$889,894		$2,986,211	5.0%

(1)
We have a mortgage loan with an aggregate outstanding principal balance as of December 31, 2013 of $173,247 secured by one property located in Philadelphia, PA that matures in 2019. Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)
Total debt outstanding as of December 31, 2013, including net unamortized premiums and discounts, equals $3,005,410.

(3)
Weighted based on current contractual interest rates.

        For a description of our financing activities since January 1, 2013, please see "Financing Activities" above. Also, for further information about our indebtedness, please see Note 13 to the Notes to

Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We also have an agreement with SIR which may allow us to sell our SIR shares on an expedited basis under a shelf registration statement in certain circumstances.

        We believe that, under the direction of our current Board of Trustees and management, we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our credit ratings or our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase. Also, in the event our entire Board of Trustees is removed without cause as a result of the activities of Related/Corvex as described above, we can provide no assurance regarding the availability of amounts under our revolving credit facility, our access to future financing or whether some or all of our indebtedness may be accelerated.

        Since July 2, 2013, we received cash distributions totaling $19.8 million from SIR. At December 31, 2013, we owned 22,000,000, or approximately 44.2%, of the outstanding common shares of SIR, with a carrying value of $512.1 million and a market value, based on quoted market prices, of $588.3 million ($26.74 per share). During 2013, we received cash distributions totaling $4.3 million from GOV; in March 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters' discounts and commissions and expenses) and recognized a gain of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value. We used the net proceeds from this GOV share sale to repay amounts outstanding under our revolving credit facility, which amounts were borrowed to fund, in part, the purchase of the senior notes tendered in the tender offer described above under "Financing Activities."

        During the year ended December 31, 2013, we sold 43 properties (134 buildings) with a combined 8,343,955 square feet and two land parcels for an aggregate sale price of $249.1 million, excluding closing costs and other adjustments. As of December 31, 2013, three of our CBD properties (four buildings) and 42 of our suburban properties (106 buildings) with a combined 8,425,548 square feet located throughout the United States were classified as properties held for sale in our consolidated balance sheet and included in discontinued operations in our consolidated statements of operations. We expect to sell these properties during 2014; however, no assurance can be given that these properties will be sold in that time period or at all, or what the ultimate terms of those sales may be. For more information regarding properties that we have sold and properties classified as held for sale, see Note 4 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        During the years ended December 31, 2013 and 2012, amounts capitalized at our properties, including properties classified in discontinued operations until the date those properties were sold and properties owned by SIR when SIR was a consolidated subsidiary of ours, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Tenant improvements(1)	$78,806	$75,612
Leasing costs(2)	41,652	38,757
Building improvements(3)	25,337	18,356
Development, redevelopment and other activities(4)	18,784	40,663

(1)
Tenant improvements include related capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

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

        During the year ended December 31, 2013, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, excluding properties classified in discontinued operations, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the year	1,357	3,795	5,152
Tenant leasing costs and concession commitments(1)	$66,518	$61,968	$128,486
Tenant leasing costs and concession commitments per rentable square foot(1)	$49.02	$16.33	$24.94
Weighted average lease term by square foot (years)	7.7	7.2	7.3
Total leasing costs and concession commitments per rentable square foot per year(1)	$6.37	$2.27	$3.42

(1)
Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

        As of December 31, 2013, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations(1)	$2,986,211	$18,826	$1,370,529	$815,206	$781,650
Tenant related obligations(2)	89,986	56,232	28,189	3,317	2,248
Projected interest expense(3)	818,264	150,198	265,151	118,651	284,264
Ground lease obligation(4)	138,887	1,477	2,954	2,960	131,496
Long term debt obligations related to properties held for sale	24,703	2,497	11,950	3,372	6,884

Total	$4,058,051	$229,230	$1,678,773	$943,506	$1,206,542

(1)
Excludes debt obligations related to properties classified as held for sale, which are set forth separately.

(2)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2013.

(3)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest that may become payable related to future borrowings under our revolving credit facility.

(4)
Ground lease obligation represents payments due from us pursuant to an operating ground lease at one of our properties where we are the lessee.

(5)
Long term debt obligations related to properties held for sale include principal and projected interest expense for mortgage debt on some of the properties that we expect to sell within the next year.

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2013, other than the cash flow hedge associated with our $173.2 million of mortgage debt described in Note 13 to the Notes to Consolidated Financial Statements and under "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

Debt Covenants

        Our principal unsecured debt obligations at December 31, 2013, were amounts outstanding under our revolving credit facility, our unsecured term loan, and our approximately $1.4 billion of publicly issued unsecured term debt. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. At December 31, 2013, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement. In addition to our unsecured debt obligations, we had $934.5 million (including net unamortized premiums and discounts) of mortgage notes outstanding at December 31, 2013, which includes $20.0 million (including net unamortized premiums and discounts) of mortgage debt related to properties held for sale. If our entire Board of Trustees is removed as a result of the Related/Corvex consent solicitation, such removal would constitute an event of default under our revolving credit facility and term loan agreements. RMR ceasing to act as our business manager and property manager would also be an event of default under our revolving credit facility agreement and term loan agreement. Either such default, unless waived by our lenders holding two-thirds of the aggregate credit exposure under the applicable agreement, would give either the administrative agent or the lenders holding 51% of the aggregate credit exposure under the applicable agreement the right to accelerate payment of all amounts we may owe under such agreement. Such events may also constitute an event of default under certain of our mortgage loans. For a discussion of the effects and risks related to the removal of all of the Company's Trustees, please see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

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

        Our revolving credit facility agreement and our term loan agreement contain certain cross default provisions. Our public debt indenture and related supplements also contain cross default provisions, which are generally triggered upon default of any of our other debts of $20.0 million or more. These possible cross defaults may result if the Related/Corvex consent solicitation is successful in removing our entire Board of Trustees or if RMR ceases to act as our business manager and property manager. Related/Corvex have stated in their solicitation materials that if our entire Board of Trustees is removed as a result of their consent solicitation, they will offer to buy 51% of the debt outstanding under our revolving credit facility and term loan agreements at par value to prevent the acceleration of such loans. However, waivers of these defaults under our revolving credit facility and term loan agreements require the approval of the holders of two-thirds of the aggregate credit exposure under the applicable agreement. We can provide no assurance that, in such event, Related/Corvex will be successful in buying any of our outstanding debts or credit commitments, preventing any demand for the immediate payment of these loans or procuring waivers of any default that may be required for the Company to continue to pay dividends or other distributions or repurchase shares. The lenders under these agreements may not be willing to waive any event of default, particularly if we have no Trustees.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, GOV, SIR, SNH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary, to which we have previously sold properties; SIR, which is our former consolidated subsidiary and where we are its largest shareholder and to which we transferred 79 properties in connection with SIR's initial public offering; SNH, which is our former subsidiary and with which we have engaged in transactions from time to time, including our selling properties to SNH; and we, RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered into with GOV, SIR and SNH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

        We believe that our agreements with RMR, GOV, SIR, SNH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, GOV, SIR, SNH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

  •
  classification of leases; and

  •
  investments in SIR, GOV and AIC.

        We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of The FASB Accounting Standards CodificationTM, identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, buildings and improvements based on a determination of the fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing acquired in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

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

        Our investments in SIR (since July 2, 2013, when SIR ceased to be our consolidated subsidiary), GOV (until we sold all of our GOV common shares in March 2013) and AIC are accounted for using the equity method of accounting. Under the equity method, we record our percentage share of net earnings from SIR, GOV and AIC in our consolidated statements of operations. We use the income statement method to account for issuance of common shares of beneficial interest by SIR, GOV and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares or stock by SIR, GOV or AIC are recognized in our consolidated statements of operations. Under the equity method, accounting policy judgments made by SIR, GOV and AIC could have a material effect on our net income. Also, if we determine there is an "other than temporary" decline in the fair value of these investments, their cost basis would be written down to fair value and the amount of the write down would be included in our earnings. In evaluating the fair value of these investments, we have considered, among other things, quoted market prices for SIR and GOV, the financial condition and near term prospects of each investee, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for their respective industries generally.

IMPACT OF INFLATION

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. Further inflation may permit us to increase rents upon renewal or enter new leases above the previous rent amounts for the leased space.

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

IMPACT OF CLIMATE CHANGE

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any such increased energy costs, we and RMR continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its ENERGY STAR label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants and their ability to pay rent to us.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy and Polar Vortex that impacted portions of the United States. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe is adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

        At December 31, 2013, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

Unsecured Senior Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
Unsecured senior notes	$33,440	6.400%	$2,140	2015	Semi-Annually
Unsecured senior notes	138,773	5.750%	7,979	2015	Semi-Annually
Unsecured senior notes	139,104	6.250%	8,694	2016	Semi-Annually
Unsecured senior notes	250,000	6.250%	15,625	2017	Semi-Annually
Unsecured senior notes	250,000	6.650%	16,625	2018	Semi-Annually
Unsecured senior notes	125,000	7.500%	9,375	2019	Quarterly
Unsecured senior notes	250,000	5.875%	14,688	2020	Semi-Annually
Unsecured senior notes	175,000	5.750%	10,063	2042	Quarterly

	$1,361,317		$85,189

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued these debts. For more information, see Note 13 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

        No principal repayments are due under our unsecured senior notes until maturity.

Secured Mortgage Notes:(1)

Debt	Principal Balance(2)	Annual Interest Rate(2)	Annual Interest Expense(2)	Maturity	Interest Payment Due
Mortgage notes payable	$12,040	4.950%	$596	2014	Monthly
Mortgage notes payable	7,987	5.990%	478	2015	Monthly
Mortgage notes payable	116,000	5.235%	6,073	2016	Monthly
Mortgage notes payable	40,334	6.030%	2,432	2016	Monthly
Mortgage notes payable	144,522	6.290%	9,090	2016	Monthly
Mortgage notes payable	10,804	7.360%	795	2016	Monthly
Mortgage notes payable	41,275	5.670%	2,340	2017	Monthly
Mortgage notes payable	265,000	5.680%	15,052	2017	Monthly
Mortgage notes payable	173,247	2.795% (3)	4,842	2019	Monthly
Mortgage notes payable	28,391	5.690%	1,615	2021	Monthly
Mortgage notes payable	39,598	5.300%	2,099	2021	Monthly
Mortgage notes payable	3,456	6.750%	233	2022	Monthly
Mortgage notes payable	7,240	5.710%	413	2026	Monthly

	$889,894		$46,058

(1)
Excludes mortgage principal related to properties classified as held for sale totaling $20,402. The excluded notes have maturity dates ranging from 2015 to 2023 and an aggregate annual interest expense of $1,221.

(2)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued these debts. For more information, see Note 13 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)
Interest on this loan is payable at a rate equal to a premium over LIBOR but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016. The annual interest rate listed represents the floating interest rate at December 31, 2013.

        Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

        We have interest rate swap agreements to manage our interest rate risk exposure on $173.2 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements. Approximately 5.7% ($173.2 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2013. As of December 31, 2013, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheet totaled $11.7 million.

        Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $22.5 million. The effect of a 100 basis point change in interest rates on our mortgage debt related to properties classified as held for sale is not material to our per annum interest cost.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt. Based on the balances outstanding at December 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations included in the tables above by approximately $83.4 million. The effect of a hypothetical immediate 100 basis point increase in interest rates on the fair value of our mortgage debt related to properties classified as held for sale is not material.

        Each of our fixed rate unsecured debt arrangements and some of our secured debt arrangements allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date, and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. Also, we have repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2013, our floating rate debt consisted of $235.0 million outstanding under our $750.0 million unsecured revolving credit facility, and our $500.0 million unsecured term loan. Our revolving credit facility matures in October 2015 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity by one year to October 2016. Our $500.0 million unsecured term loan matures in December 2016. In the absence of a default (including a change of control of us), no principal payments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in market interest rates would not affect the value of this floating rate debt, but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of December 31, 2013 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact(2)
At December 31, 2013	1.9%	$735,000	$13,965	$0.12
100 basis point increase	2.9%	$735,000	$21,315	$0.19

(1)
Weighted based on the respective interest rates and outstanding borrowings of our floating rate debt as of December 31, 2013.

(2)
Based on weighted average shares outstanding for the year ended December 31, 2013.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact(2)
At December 31, 2013	1.8%	$1,250,000	$22,500	$0.20
100 basis point increase	2.8%	$1,250,000	$35,000	$0.31

(1)
Weighted based on the respective interest rates of our floating rate debt as of December 31, 2013, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)
Based on weighted average shares outstanding for the year ended December 31, 2013.

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

Foreign Currency Risk

        Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates. Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. To mitigate our foreign currency exchange exposure in the future, depending on the relative significance of our business activities in Australia at that time, we may borrow in Australian currency. We also may use foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations. At December 31, 2013 and at February 24, 2014, we had no borrowings in Australian dollars and no derivative contracts outstanding and no present intention to borrow in Australian currency or otherwise to hedge our foreign currency risks. Accordingly, we may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. During the year ended December 31, 2013, average foreign currency exchange rates used to convert our Australian operating results decreased approximately 7%; however, we believe the impact from this exchange rate change was not material to our consolidated earnings for that period.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013 our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under the terms of our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives 2,000 common shares per year under the 2012 Plan as part of their annual compensation for serving as a Trustee. The terms of grants made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders—2012 Plan	None.	None.	2,833,533(1)
Total	None.	None.	2,833,533(1)

(1)
Pursuant to the terms of the 2012 Plan, in no event shall the number of shares issued under the 2012 Plan exceed 3,000,000. Since the 2012 Plan was established in May 2012, 167,067 share awards have been granted, including 600 shares which have been forfeited since the date of grant and which, pursuant to the terms of the 2012 Plan, then were added to the shares available for issuance under the 2012 Plan.

        Payments by us to RMR are described in Notes 8 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K/A dated July 21, 2010.)
3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)
3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)
3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)
3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-09317.)
3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

Exhibit Number	Description
3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)
3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2005, File Number 001-09317.)
3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 2005, File Number 001-09317.)
3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 2006, File Number 001-09317.)
3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006, File Number 001-09317.)
3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006, File Number 001-09317.)
3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2007, File Number 001-09317.)
3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2011.)
3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 12, 2013.)
3.16	Articles Supplementary, dated December 22, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)
3.17	Amended and Restated Bylaws of the Company, adopted December 22, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)
3.18	Interim Arbitration Award dated November 18, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2013.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.4
Renewed Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004, File Number 001-09317.)
4.5
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004, File Number 001-09317.)
4.6
Amendment No. 1 to Renewed Rights Agreement, dated as of December 23, 2013, between the Company and Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)

Exhibit Number	Description
4.7	Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-09317.)
4.8
Supplemental Indenture No. 12, dated as of January 30, 2003, between the Company and U.S. Bank National Association, or U.S. Bank, relating to the Company's 6.40% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File Number 001-09317.)
4.9
Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 001-09317.)
4.10
Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File Number 001-09317.)
4.11
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Number 001-09317.)
4.12
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company's 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-09317.)
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
10.1
Amended and Restated Business Management Agreement, dated as of December 19, 2013, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)
10.2
Amended and Restated Property Management Agreement, dated as of January 21, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 2010.)

Exhibit Number	Description
10.3	First Amendment to Amended and Restated Property Management Agreement, dated as of December 9, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
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
10.6	Letter, dated January 31, 2013, from Reit Management & Research LLC to the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2013.)
10.7	Registration Agreement, dated March 11, 2013, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2013.)
10.8	Registration Agreement, dated March 25, 2013, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2013.)
10.9	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 17, 2003, File Number 001-09317.)
10.10	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
10.11	CommonWealth REIT 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2012.)
10.12	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.13	Form of Indemnification Agreement. (+) (Filed herewith.)
10.14	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 14, 2013.)
10.15
Credit Agreement, dated as of August 9, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 9, 2010.)
10.16
First Amendment to Credit Agreement, dated as of December 20, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

Exhibit Number	Description
10.17	Second Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 2011.)
10.18
Third Amendment to Credit Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)
10.19
Fourth Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.20
Term Loan Agreement, dated as of December 16, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2010.)
10.21
First Amendment to Term Loan Agreement, dated as of October 26, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 26, 2011.)
10.22
Second Amendment to Term Loan Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 12, 2012.)
10.23
Third Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.24
Transaction Agreement, dated as of September 21, 1999, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 1999, File Number 001-09317.)
10.25
First Amendment to Transaction Agreement, dated as of May 5, 2008, between Senior Housing Properties Trust and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File Number 001-09317.)
10.26	Transaction Agreement, dated June 8, 2009, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2009.)
10.27	Transaction Agreement, dated March 12, 2012, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2012.)

Exhibit Number	Description
10.28	Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, the Company, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Audited Financial Statements as of December 31, 2013 for Select Income REIT (Filed herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited the accompanying consolidated balance sheets of CommonWealth REIT (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommonWealth REIT at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommonWealth REIT's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of CommonWealth REIT

        We have audited CommonWealth REIT's (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CommonWealth REIT's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CommonWealth REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of CommonWealth REIT and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2014

COMMONWEALTH REIT

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$699,135	$1,531,416
Buildings and improvements	4,838,030	6,297,993

	5,537,165	7,829,409
Accumulated depreciation	(895,059)	(1,007,606)

	4,642,106	6,821,803
Properties held for sale	573,531	171,832
Acquired real estate leases, net	255,812	427,756
Equity investments	517,991	184,711
Cash and cash equivalents	222,449	102,219
Restricted cash	22,101	16,626
Rents receivable, net of allowance for doubtful accounts of $7,885 and $9,962, respectively	223,769	253,394
Other assets, net	188,675	211,293

Total assets	$6,646,434	$8,189,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$235,000	$297,000
SIR revolving credit facility	—	95,000
Senior unsecured debt, net	1,855,900	2,972,994
Mortgage notes payable, net	914,510	984,827
Liabilities related to properties held for sale	28,734	2,339
Accounts payable and accrued expenses	165,855	194,184
Assumed real estate lease obligations, net	33,935	69,304
Rent collected in advance	27,553	35,700
Security deposits	11,976	23,860
Due to related persons	9,385	12,958

Total liabilities	3,282,848	4,688,166

Commitments and contingencies
Shareholders' equity:
Shareholders' equity attributable to CommonWealth REIT:
Preferred shares of beneficial interest, $0.01 par value:
50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 118,386,918 and 83,804,068 shares issued and outstanding, respectively	1,184	838
Additional paid in capital	4,213,474	3,585,400
Cumulative net income	2,209,840	2,386,900
Cumulative other comprehensive (loss) income	(38,331)	565
Cumulative common distributions	(3,082,271)	(2,972,569)
Cumulative preferred distributions	(573,971)	(529,367)

Total shareholder's equity attributable to CommonWealth REIT	3,363,586	3,105,428
Noncontrolling interest in consolidated subsidiary	—	396,040

Total shareholders' equity	3,363,586	3,501,468

Total liabilities and shareholders' equity	$6,646,434	$8,189,634

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$707,380	$709,390	$601,632
Tenant reimbursements and other income	178,156	172,515	139,712

Total revenues	885,536	881,905	741,344

Expenses:
Operating expenses	370,869	356,604	297,408
Depreciation and amortization	218,854	209,759	171,662
General and administrative	77,209	46,057	38,221
Loss on asset impairment	—	—	3,036
Acquisition related costs	318	5,648	9,731

Total expenses	667,250	618,068	520,058

Operating income	218,286	263,837	221,286
Interest and other income	1,229	1,404	1,662
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $9, $3,296 and $6,751, respectively)	(173,011)	(201,840)	(191,876)
Loss on early extinguishment of debt	(60,052)	(287)	(35)
Gain on sale of equity investment	66,293	—	—
Gain on issuance of shares by an equity investee	—	7,246	11,177

Income from continuing operations before income tax expense and equity in earnings of investees	52,745	70,360	42,214
Income tax expense	(2,634)	(3,207)	(1,347)
Equity in earnings of investees	25,754	11,420	11,377

Income from continuing operations	75,865	78,573	52,244
Discontinued operations:
Income from discontinued operations	15,867	9,783	22,307
Loss on asset impairment from discontinued operations	(227,122)	(168,632)	(7,319)
Loss on early extinguishment of debt from discontinued operations	(1,011)	(1,608)	—
Net (loss) gain on sale of properties from discontinued operations	(22,162)	2,039	42,752

(Loss) income before gain on sale of properties	(158,563)	(79,845)	109,984
Gain on sale of properties	1,596	—	—

Net (loss) income	(156,967)	(79,845)	109,984
Net income attributable to noncontrolling interest in consolidated subsidiary	(20,093)	(15,576)	—

Net (loss) income attributable to CommonWealth REIT	(177,060)	(95,421)	109,984
Preferred distributions	(44,604)	(51,552)	(46,985)
Excess redemption price paid over carrying value of preferred shares	—	(4,985)	—

Net (loss) income available for CommonWealth REIT common shareholders	$(221,664)	$(151,958)	$62,999

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$12,764	$6,460	$5,259
Income from discontinued operations	15,867	9,783	22,307
Loss on asset impairment from discontinued operations	(227,122)	(168,632)	(7,319)
Loss on early extinguishment of debt from discontinued operations	(1,011)	(1,608)	—
Net (loss) gain on sale of properties from discontinued operations	(22,162)	2,039	42,752

Net (loss) income	$(221,664)	$(151,958)	$62,999

Weighted average common shares outstanding—basic and diluted	112,378	83,750	77,428

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.11	$0.08	$0.07

(Loss) income from discontinued operations	$(2.09)	$(1.89)	$0.75

Net (loss) income	$(1.97)	$(1.81)	$0.81

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(156,967)	$(79,845)	$109,984
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	4,918	(828)	(8,840)
Realized gain on sale of investment in available for sale securities	—	—	(19)
Foreign currency translation adjustments	(43,718)	6,062	(632)
Equity in unrealized (loss) income of an investee	(132)	47	76

Total comprehensive (loss) income	(195,899)	(74,564)	100,569

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	(20,057)	(15,583)	—

Comprehensive (loss) income attributable to CommonWealth REIT	$(215,956)	$(90,147)	$100,569

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	CommonWealth REIT Shareholders
	Preferred Shares							Common Shares
	Series C		Series D		Series E								Cumulative Other Comprehensive Income (Loss)
											Additional Paid in Capital
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions		Cumulative Net Income		Noncontrolling Interest in Consolidated Subsidiary	Total
Balance at December 31, 2010	6,000,000	$145,015	15,180,000	$368,270	—	$—	($432,252)	72,138,686	$721	($2,675,956)	$3,348,849	$2,372,337	$4,706	$—	$3,131,690
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	109,984	—	—	109,984
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	(8,840)	—	(8,840)
Realized gain on sale of investment in available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(632)	—	(632)
Equity in unrealized income of an investee	—	—	—	—	—	—	—	—	—	—	—	—	76	—	76

Total comprehensive income															100,569

Issuance of shares, net	—	—	—	—	11,000,000	265,391	—	11,500,000	115	—	264,192	—	—	—	529,698
Share grants	—	—	—	—	—	—	—	83,050	1	—	1,038	—	—	—	1,039
Distributions	—	—	—	—	—	—	(44,405)	—	—	(150,074)	—	—	—	—	(194,479)

Balance at December 31, 2011	6,000,000	145,015	15,180,000	368,270	11,000,000	265,391	(476,657)	83,721,736	837	(2,826,030)	3,614,079	2,482,321	(4,709)	—	3,568,517
Comprehensive income (loss):
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(95,421)	—	15,576	(79,845)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	(828)	—	(828)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	6,062	—	6,062
Equity in unrealized income of an investee	—	—	—	—	—	—	—	—	—	—	—	—	40	7	47

Total comprehensive loss															(74,564)

Issuance of shares of subsidiary, net	—	—	—	—	—	—	—	—	—	—	—	—	—	363,657	363,657
Adjustments to noncontrolling interest resulting from changes in ownership of a subsidiary	—	—	—	—	—	—	—	—	—	—	(24,817)	—	—	24,817	—

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(amounts in thousands, except share data)

	CommonWealth REIT Shareholders
	Preferred Shares							Common Shares
	Series C		Series D		Series E								Cumulative Other Comprehensive Income (Loss)
											Additional Paid in Capital
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions		Cumulative Net Income		Noncontrolling Interest in Consolidated Subsidiary	Total
Redemption of shares	(6,000,000)	(145,015)	—	—	—	—	—	—	—	—	(4,985)	—	—	—	(150,000)
Share grants	—	—	—	—	—	—	—	82,332	1	—	1,123	—	—	369	1,493
Distributions	—	—	—	—	—	—	(52,710)	—	—	(146,539)	—	—	—	(8,386)	(207,635)

Balance at December 31, 2012	—	—	15,180,000	368,270	11,000,000	265,391	(529,367)	83,804,068	838	(2,972,569)	3,585,400	2,386,900	565	396,040	3,501,468
Comprehensive income (loss):
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(177,060)	—	20,093	(156,967)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	4,918	—	4,918
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(43,718)	—	(43,718)
Equity in unrealized loss of an investee	—	—	—	—	—	—	—	—	—	—	—	—	(96)	(36)	(132)

Total comprehensive loss															(195,899)

Issuance of shares, net	—	—	—	—	—	—	—	34,500,000	345	—	626,506	—	—	(42)	626,809
Share grants	—	—	—	—	—	—	—	82,850	1	—	1,536	—	—	284	1,821
Adjustments to noncontrolling interest resulting from changes in ownership of a subsidiary	—	—	—	—	—	—	—	—	—	—	32	—	—	(32)	—
Distributions	—	—	—	—	—	—	(44,604)	—	—	(109,702)	—	—	—	(14,863)	(169,169)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,444)	(401,444)

Balance at December 31, 2013	—	$—	15,180,000	$368,270	11,000,000	$265,391	($573,971)	118,386,918	$1,184	($3,082,271)	$4,213,474	$2,209,840	($38,331)	$—	$3,363,586

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(156,967)	$(79,845)	$109,984
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	178,353	188,123	166,444
Net amortization of debt discounts, premiums and deferred financing fees	81	3,405	6,943
Straight line rental income	(31,229)	(38,812)	(31,474)
Amortization of acquired real estate leases	59,274	60,176	48,441
Other amortization	18,850	19,955	16,744
Loss on asset impairment	227,122	168,632	10,355
Loss on early extinguishment of debt	61,063	1,895	35
Equity in earnings of investees	(25,754)	(11,420)	(11,377)
Gain on issuance of shares by an equity investee	—	(7,246)	(11,177)
Gain on sale of equity investment	(66,293)	—	—
Distributions of earnings from investees	23,911	10,835	11,238
Net loss (gain) on sale of properties	20,566	(2,039)	(42,752)
Change in assets and liabilities:
Restricted cash	(1,832)	(6,216)	(2,787)
Rents receivable and other assets	(57,039)	(38,801)	(31,362)
Accounts payable and accrued expenses	(14,333)	6,034	12,589
Rent collected in advance	125	(1,104)	8,479
Security deposits	611	1,548	1,933
Due to related persons	(1,858)	1,663	1,076

Cash provided by operating activities	234,651	276,783	263,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(154,370)	(631,279)	(768,060)
Real estate improvements	(114,451)	(131,300)	(100,339)
Investment in direct financing lease, net	—	—	(38,635)
Principal payments received from direct financing lease	6,970	6,645	5,256
Principal payments received from real estate mortgages receivable	1,000	—	8,183
Proceeds from sale of properties, net	224,976	9,643	264,284
Proceeds from sale of equity investment, net	239,576	—	—
Distributions in excess of earnings from investees	168	5,981	5,379
Investment in Affiliates Insurance Company	—	(5,335)	—
Increase in restricted cash	(3,685)	(2,541)	—
Deconsolidation of a subsidiary	(12,286)	—	—

Cash provided by (used in) investing activities	187,898	(748,186)	(623,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	626,809	363,657	264,056
Proceeds from issuance of preferred shares, net	—	—	265,391
Redemption of preferred shares	—	(150,000)	—
Repurchase and retirement of outstanding debt securities	(728,021)	—	—
Proceeds from borrowings	1,036,000	1,702,500	1,007,000
Payments on borrowings	(1,065,432)	(1,312,982)	(975,030)
Deferred financing fees	(1,204)	(15,117)	(7,131)
Distributions to common shareholders	(109,702)	(146,539)	(150,074)
Distributions to preferred shareholders	(44,604)	(52,710)	(44,405)
Distributions to noncontrolling interest in consolidated subsidiary	(14,863)	(8,386)	—

Cash (used in) provided by financing activities	(301,017)	380,423	359,807

Effect of exchange rate changes on cash	(1,302)	436	(484)

Increase (decrease) in cash and cash equivalents	120,230	(90,544)	(1,277)
Cash and cash equivalents at beginning of year	102,219	192,763	194,040

Cash and cash equivalents at end of year	$222,449	$102,219	$192,763

See accompanying notes.

COMMONWEALTH REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$192,010	$204,772	$186,774
Taxes paid	1,303	779	966
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$—	$(370,139)	$(321,235)
Investment in real estate mortgages receivable	(7,688)	(1,419)	—
Net assets transferred to Select Income REIT	492,736	—	—
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	$1,537	$1,124	$1,039
Assumption of mortgage notes payable	—	359,213	321,235
Liabilities assumed	—	10,926	—
Assumption of note payable	—	—	4,059

See accompanying notes.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

        CommonWealth REIT is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings located throughout the United States. At December 31, 2013, our portfolio included 125 properties (195 buildings) with a combined 37,273,000 square feet (excluding properties classified as held for sale), which consisted of: (i) 38 properties (51 buildings) with a combined 20,975,000 square feet located in central business district, or CBD, locations, and (ii) 87 properties (144 buildings) with a combined 16,298,000 square feet located in suburban locations. Eleven of our properties (11 buildings) with a combined 1,759,000 square feet are located in Australia.

        As of December 31, 2013, we also owned 22,000,000 common shares, or approximately 44.2% of the outstanding common shares, of Select Income REIT. We refer to Select Income REIT and its consolidated subsidiaries as SIR. SIR is a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii and was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed an initial public offering of 9,200,000 of its common shares, or the SIR IPO, and became a publicly owned company with shares listed on the New York Stock Exchange, or the NYSE. On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares. Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR's outstanding common shares, and SIR was one of our consolidated subsidiaries. Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR's outstanding common shares, and SIR ceased to be our consolidated subsidiary. Because our investment in SIR was reduced below 50%, effective July 2, 2013, we no longer consolidate our investment in SIR but instead account for such investment under the equity method. See Notes 6 and 12 for additional information regarding SIR.

        Until March 15, 2013, we also owned 9,950,000, or approximately 18.2%, of the common shares of Government Properties Income Trust, or GOV. GOV, a REIT that primarily owns properties located throughout the United States that are majority leased to government tenants, was our wholly owned subsidiary until its initial public offering in June 2009, when it became a publicly owned company with shares listed on the NYSE. See Notes 6 and 12 for additional information regarding GOV.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to CommonWealth REIT and its consolidated subsidiaries as of December 31, 2013, unless the context indicates otherwise. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is presented separately in our consolidated statements of operations. All intercompany transactions and balances have been eliminated.

        We account for our investments in 50% or less owned companies, including our investments in SIR (beginning on July 2, 2013 when SIR ceased to be our consolidated subsidiary), GOV (until March 15, 2013, when we sold all of our GOV common shares) and Affiliates Insurance Company, or AIC, over which we can exercise influence, but do not control, using the equity method of accounting. Significant

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

influence is present through common representation on the boards of trustees or directors of us and each of SIR, GOV and AIC. Our two Managing Trustees are also managing trustees of SIR and GOV, and owners of Reit Management & Research LLC, or RMR, which is the business and property manager of us, SIR, GOV and AIC, and a majority of our Trustees are directors of AIC. We use the income statement method to account for issuance of common shares of beneficial interest by SIR and GOV (until March 15, 2013, when we sold all of our GOV common shares), and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by SIR and GOV, or common stock by AIC, are recognized in our income statement.

        Real Estate Properties.    We record real estate properties at cost. We depreciate real estate investments on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.

        We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the FASB Accounting Standards CodificationTM, or the Codification, to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, buildings and improvements based on a determination of the fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.

        We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values (presented in our consolidated balance sheets as assumed real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. Such amortization resulted in net reductions to rental income of $10,158, $10,274 and $8,766 during the years ended December 31, 2013, 2012 and 2011, respectively, and net increases to income from discontinued operations of $623, $312 and $286, for the years ended December 31, 2013, 2012 and 2011, respectively. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the remaining terms of the respective leases. The amount of such amortization included in depreciation and amortization totaled $47,586, $45,475 and $32,907 during the years ended December 31, 2013, 2012 and 2011, respectively. The amount of such amortization included in income from discontinued operations totaled $2,157, $4,740 and $7,058 during the years ended December 31, 2013, 2012 and 2011, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

        Capitalized above market lease values for properties held and used in operations were $127,944 and $190,402 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $48,841 and $56,374, respectively, as of those same respective dates. Capitalized above market lease values for properties held for sale was $2,047 and $1,191 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $0 and $1,060, respectively, as of those same respective dates. Capitalized below market lease values for properties held and used in operations were $56,815 and $106,643 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $22,880 and $37,339, respectively, as of those same respective dates. Capitalized below market lease values for properties held for sale was $4,996 and $92 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $2,926 and $71, respectively, as of those same respective dates. The value of acquired in place leases, exclusive of the value of above and below market in place leases for properties held and used in operations were $282,754 and $393,068 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $106,045 and $99,340, respectively, as of those same respective dates. The value of acquired in place leases, exclusive of the value of above and below market in place leases for properties held for sale was $9,351 and $2,297 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $4,461 and $1,975, respectively, as of those same respective dates. Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2013 are approximately $46,204 in 2014, $39,690 in 2015, $32,172 in 2016, $24,996 in 2017, $20,876 in 2018 and $57,939 thereafter.

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

        When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. During the year ended December 31, 2013, we recorded a loss on asset impairment totaling $204,036 to reduce the carrying value of 39 properties (93 buildings) classified as held for sale to their estimated fair value less costs to sell (see Note 14). In addition, we recorded losses on asset impairment for properties sold during 2013 totaling $23,086.

        Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2013 and 2012, accrued environmental remediation costs by us and SIR (as of December 31, 2012 only, when SIR was our consolidated subsidiary) totaling $418 and $10,798, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets.

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

        Other Assets, Net.    Other assets consist principally of deferred financing fees, deferred leasing costs, capitalized lease incentives and prepaid property operating expenses. Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized over the terms of the respective loans. At December 31, 2013 and 2012, deferred financing fees totaled $45,985 and $58,783, respectively, and accumulated amortization for deferred financing fees totaled $21,455 and $21,623, respectively, as of those same respective dates. At December 31, 2013, deferred financing fees for properties held for sale totaled $272, and accumulated amortization for deferred financing fees for properties held for sale totaled $132, as of that same respective date. Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs for properties

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

held and used in operations totaled $146,996 and $151,115 at December 31, 2013 and 2012, respectively, and accumulated amortization for deferred leasing costs for properties held and used in operations totaled $46,228 and $49,652, respectively, as of those same respective dates. Deferred leasing costs for properties held for sale totaled $13,769 and $4,771 at December 31, 2013 and 2012, respectively, and accumulated amortization for deferred leasing costs for properties held for sale totaled $987 and $2,110, respectively, as of those same respective dates. Capitalized lease incentives are amortized on a straight line basis against rental income over the terms of the respective leases. Capitalized lease incentives for properties held and used in operations totaled $20,651 and $20,491 at December 31, 2013 and 2012, respectively, and accumulated amortization for capitalized lease incentives for properties held and used in operations totaled $5,392 and $3,828, respectively, as of those same respective dates. Capitalized lease incentives for properties held for sale totaled $590 as of December 31, 2013, and accumulated amortization for capitalized lease incentives for properties held for sale totaled $40, as of that same respective date. Future amortization of deferred financing fees and leasing costs to be recognized by us during the current terms of our loans and leases as of December 31, 2013 are approximately $22,693 in 2014, $21,041 in 2015, $17,274 in 2016, $14,233 in 2017, $12,230 in 2018 and $37,827 thereafter. Future amortization of capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2013 are approximately $2,256 in 2014, $2,236 in 2015, $2,225 in 2016, $2,152 in 2017, $2,069 in 2018 and $4,321 thereafter.

        Accounting Policy for Derivative Instruments.    The Derivatives and Hedging Topic of the Codification requires companies to recognize all their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. In December 2009, we entered into interest rate swap agreements that qualify as cash flow hedges. As of December 31, 2013 and 2012, the fair value of our derivative instrument of $11,706 and $16,624, respectively, was included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheets.

        We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with our floating rate borrowings. We designate certain interest rate swaps as cash flow hedges of floating rate borrowings.

        Revenue Recognition.    Rental income from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease term, is recognized on a straight line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Tenant reimbursements and other income includes property level operating expenses reimbursed by our tenants, as well as other incidental revenues.

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

        As discussed in Note 3, if the consent solicitation by Related Fund Management, LLC and Corvex Management LP, or together, Related/Corvex, is successful in removing our entire Board of Trustees, such removal would constitute a fundamental change under our 6.5% series D cumulative convertible preferred shares giving holders of such shares the option to convert these shares into common shares at a ratio based on 98% of the average closing market price for a period before such removal is effective unless we repurchase these shares for their par value plus accrued and unpaid distributions. The issuance of such a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on income from continuing operations attributable to CommonWealth REIT common shareholders per share for future periods.

        Reclassifications.    Reclassifications have been made to the prior years' financial statements and notes to conform to the current year's presentation.

        Income Taxes.    We are a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a real estate investment trust. However, we are subject to certain state, local and Australian taxes without regard to our REIT status.

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

        Foreign Operations.    The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries in countries

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

other than the United States is the principal currency in which the entity's assets, liabilities, income and expenses are denominated. The functional currency of our consolidated subsidiary that operates in Australia is the Australian dollar. We translate our Australian subsidiary's financial statements into U.S. dollars when we consolidate that subsidiary's financial statements on a quarterly basis. Generally, we translate assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in cumulative other comprehensive (loss) income in our consolidated balance sheets. We translate income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We are subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies. A significant change in the value of Australian currency compared to U.S. currency would have an effect on future reported results of operations and financial position. We do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate foreign currency risk. As of December 31, 2013 and 2012, cumulative foreign currency translation adjustments were ($26,647) and $17,071, respectively.

        New Accounting Pronouncements.    Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This update was effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The implementation of this update did not cause any material changes to the presentation of our consolidated financial statements.

Note 3. Board of Trustees

        Since Related/Corvex publicly announced on February 26, 2013 that they had accumulated common shares of the Company, they have undertaken a series of actions in an effort to influence and control us, including publishing "open" letters to our Board of Trustees, announcing conditional, unfinanced purported offers to acquire all the Company's common shares, running a consent solicitation seeking to remove, without cause, all of the members of our Board of Trustees which the arbitration panel formed to hear the disputes between the Company and Related/Corvex, or the Arbitration Panel, determined "was not properly conducted and cannot be validated" and pursing legal proceedings against the Company, the Board of Trustees and RMR. The Arbitration Panel also provided for a limited opportunity for Related/Corvex to conduct a new consent solicitation within a limited time period. Related/Corvex have filed a definitive solicitation statement with the Securities and Exchange Commission for (i) a new consent solicitation for their proposal to remove, without cause, all of the members of our Board of Trustees, including the two recently added Independent Trustees, and (ii) in the event this removal proposal is successful, the solicitation of proxies for the election of seven nominees for new trustees proposed by Related/Corvex at a special meeting of shareholders which would be required for the election of replacement trustees. We have filed a definitive consent

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 3. Board of Trustees (Continued)

revocation statement in opposition to the Related/Corvex removal proposal. Our Board of Trustees has set a record date of February 18, 2014 for purposes of determining shareholders entitled to execute or revoke consents to the Related/Corvex removal proposal and, under the rules established by the Arbitration Panel, the Related/Corvex consent solicitation must be concluded within 30 days of the record date, or March 20, 2014. The Arbitration Panel also ruled that, in the event the Related/Corvex consent solicitation succeeds in removing all of our Trustees, our officers must promptly call a special meeting of shareholders for the election of successor trustees, and that only shareholders who have held 1%, or $2,000 in market value, of our common shares continuously for one year may submit nominations for successor trustees to be elected at that special meeting.

        If our entire Board of Trustees is removed as a result of the Related/Corvex consent solicitation, that action may, among other things, disrupt our business and operations and affect our ability to pay dividends, repurchase shares, borrow money and implement our business plan, and have other effects which may adversely affect us.

Note 4. Real Estate Properties

        The information presented in this Note 4 excludes information related to SIR and its consolidated subsidiaries, unless the context indicates otherwise.

        We did not make any acquisitions during the year ended December 31, 2013.

        During the year ended December 31, 2013, we made improvements totaling $122,927 to our properties, including improvements made by SIR to its properties for the period that SIR was our consolidated subsidiary until July 2, 2013.

Property Sales:

        During the year ended December 31, 2013, we sold 43 properties (134 buildings) with a combined 8,343,955 square feet and two land parcels for an aggregate sale price of $249,132, excluding closing costs and other adjustments. Details of these completed sales are as follows:

Sales of properties resulting in gains and losses:

  •
  In January 2013, we sold three suburban office and industrial properties (18 buildings) with a combined 1,060,026 square feet for an aggregate sale price of $10,250, excluding closing costs. In connection with the sale of these properties, we provided mortgage financing to the buyer, an unrelated third party, totaling $7,688 at 6.0% per annum and recognized a gain on sale of $1,277.

  •
  As a result of an eminent domain taking in March 2013, we sold a land parcel adjacent to one of our CBD properties for $1,806, excluding closing costs, and recognized a gain on sale of $1,596.

  •
  In June 2013, we sold a suburban property (one building) with 30,105 square feet for $1,600, excluding closing costs, and recognized a gain on sale of $317.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

  •
  Also in June 2013, we sold a parcel of land for $2,551, excluding closing costs, and recognized a gain on sale of $1,765.

  •
  In December 2013, we sold three suburban properties (40 buildings) with a combined 1,670,104 square feet for an aggregate sale price of $89,000, excluding closing costs and other adjustments, and recognized a loss of $25,521.

Sales of properties with previously recorded asset impairment losses:

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

  •
  In August 2013, we sold a suburban property (three buildings) with a combined 129,452 square feet for an aggregate sale price of $4,100, excluding closing costs.

  •
  In October 2013, we sold nine suburban properties (41 buildings) with a combined 1,211,536 square feet for an aggregate sale price of $43,000, excluding closing costs.

  •
  Also in October 2013, we sold a suburban property (one building) with 665,545 square feet for $13,900, excluding closing costs.

  •
  Also in October 2013, we sold a suburban property (two buildings) with a combined 199,418 square feet for an aggregate sale price of $4,000, excluding closing costs.

  •
  In November 2013, we sold 18 CBD and suburban properties (21 buildings) with a combined 2,125,278 square feet for an aggregate sale price of $50,500, excluding closing costs.

  •
  In December 2013, we sold two suburban properties (two buildings) with a combined 77,394 square feet for an aggregate sale price of $2,020, excluding closing costs.

        We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards CodificationTM, or the Codification, as held for sale, as such on our consolidated balance sheets. As of December 31, 2012, we had one CBD property (one building) and 39 suburban properties (93 buildings) with a combined 6,673,851 square feet held for sale. As of December 31, 2013, we had three CBD properties (four buildings) and 42 suburban properties (106 buildings) with a combined 8,425,548 square feet held for sale. We expect to sell these properties during 2014; however, no assurance can be given that these properties will be sold in that time period or at all, or what the ultimate terms of those sales may be. Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

Codification are met. Summarized balance sheet information for all properties classified as held for sale and income statement information for properties held for sale or sold is as follows:

        Balance Sheets:

	December 31,
	2013	2012
Real estate properties	$536,552	$164,041
Acquired real estate leases	6,937	453
Rents receivable	14,180	2,791
Other assets, net	15,862	4,547

Properties held for sale	$573,531	$171,832

Mortgage notes payable, net	$20,018	$—
Assumed real estate lease obligations	2,070	21
Rent collected in advance	4,043	854
Security deposits	2,603	1,464

Liabilities related to properties held for sale	$28,734	$2,339

        Income Statements:

	Year Ended December 31,
	2013	2012	2011
Rental income	$110,955	$134,962	$163,159
Tenant reimbursements and other income	18,453	22,128	27,905

Total revenues	129,408	157,090	191,064

Operating expenses	76,203	87,774	104,449
Depreciation and amortization	28,098	48,533	51,493
General and administrative	7,563	8,675	9,254
Acquisition related costs	—	—	471

Total expenses	111,864	144,982	165,667

Operating income	17,544	12,108	25,397
Interest and other income	65	79	58
Interest expense	(1,742)	(2,404)	(3,148)

Income from discontinued operations	$15,867	$9,783	$22,307

        Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2014 and 2032. Our triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        We committed $128,486 for expenditures related to 5,152,000 square feet of leases executed during 2013. Committed but unspent tenant related obligations based on existing leases as of December 31, 2013, were $89,986.

        The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2013 are as follows:

2014	$589,603
2015	564,468
2016	501,714
2017	441,682
2018	391,015
Thereafter	1,350,719

$3,839,201

        One of our real estate properties is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.

        The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2013, are as follows:

2014	$1,477
2015	1,477
2016	1,477
2017	1,477
2018	1,483
Thereafter	131,496

$138,887

        The amount of ground lease expense included in operating expenses during the years ended December 31, 2013, 2012 and 2011, totaled $1,857, $1,828 and $1,850, respectively.

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

	December 31,
	2013	2012
Total minimum lease payments receivable	$22,986	$31,084
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(8,174)	(9,302)

Net investment in direct financing lease	$19,763	$26,733

        We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at December 31, 2013 and 2012.

        Our direct financing lease has an expiration date in 2045. Future minimum rentals receivable on this direct financing lease as of December 31, 2013 are as follows:

2014	$8,098
2015	8,098
2016	226
2017	226
2018	226
Thereafter	6,112

$22,986

Note 6. Equity Investments

        At December 31, 2013 and 2012, we had the following equity investments in SIR, GOV and AIC:

	Ownership Percentage			Equity Investments		Equity in Earnings
	December 31,			December 31,		Year Ended December 31,
	2013	2012		2013	2012	2013	2012	2011
SIR	44.2%	56.0%	(1)	$512,078	$—	$21,153	$—	$—
GOV	0.0%	18.2%		—	173,452	4,111	10,836	11,238
AIC	12.5%	25.0%		5,913	11,259	490	584	139

				$517,991	$184,711	$25,754	$11,420	$11,377

(1)
SIR's financial position and results of operations were consolidated in our financial statements as of December 31, 2012, and therefore not reflected in the table above.

        At December 31, 2013, we owned 22,000,000, or approximately 44.2%, of the common shares of beneficial interest of SIR, with a carrying value of $512,078 and a market value, based on quoted market prices, of $588,280 ($26.74 per share). SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties and was one of our consolidated subsidiaries until

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Equity Investments (Continued)

July 2, 2013. On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares for $28.25 per common share. Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR's outstanding common shares, and SIR was one of our consolidated subsidiaries. Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR's outstanding common shares and SIR ceased to be our consolidated subsidiary. Accordingly, since the completion of this offering on July 2, 2013, we no longer consolidate our investment in SIR, but instead account for this investment under the equity method. Under the equity method, we record our percentage share of net earnings of SIR in our consolidated statements of operations. Prior to July 2, 2013, the operating results and investments of SIR were included in our consolidated results of operations and financial position. On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17,609. As required under GAAP, we are amortizing this difference to equity in earnings of investees over a 34 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings. See Notes 1 and 12 for additional information regarding SIR.

        Since July 2, 2013, we have received cash distributions from SIR totaling $19,800.

        The following summarized financial data of SIR as reported in SIR's Annual Report on Form 10-K for the year ended December 31, 2013, or the SIR Annual Report, includes the financial position and results of operations for periods prior to July 2, 2013 (the date SIR ceased to be our consolidated subsidiary), which are included in our consolidated results of operations when SIR was our consolidated subsidiary. References in our financial statements to the SIR Annual Report are included as references to the source of the data only, and the information in the SIR Annual Report is not incorporated by reference into our financial statements.

        Consolidated Balance Sheets:

	December 31,
	2013	2012
Real estate properties, net	$1,579,234	$1,249,081
Acquired real estate leases, net	129,426	95,248
Cash and cash equivalents	20,025	20,373
Rents receivable, net	55,335	38,885
Other assets, net	17,839	27,065

Total assets	$1,801,859	$1,430,652

Revolving credit facility	$159,000	$95,000
Term loan	350,000	350,000
Mortgage notes payable	27,147	27,778
Assumed real estate lease obligations, net	26,966	20,434
Other liabilities	40,055	37,257
Shareholders' equity	1,198,691	900,183

Total liabilities and shareholders' equity	$1,801,859	$1,430,652

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Equity Investments (Continued)

        Consolidated Statements of Income:

	Year Ended December 31,
	2013	2012	2011
Rental income	$159,011	$105,559	$91,775
Tenant reimbursements and other income	29,312	17,231	16,847

Total revenues	188,323	122,790	108,622

Operating expenses	36,382	23,796	22,946
Depreciation and amortization	31,091	14,860	11,205
Acquisition related costs	2,002	2,470	—
General and administrative	12,423	8,203	5,528

Total expenses	81,898	49,329	39,679

Operating income	106,425	73,461	68,943
Interest expense	(13,763)	(7,565)	—

Income before income tax expense and equity in earnings of an investee	92,662	65,896	68,943
Income tax benefit (expense)	96	(290)	—
Equity in earnings of an investee	334	269	—

Net income	$93,092	$65,875	$68,943

Weighted average common shares outstanding	44,565	27,122	—

Net income per common share	$2.09	$2.43	N/A

        On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250,740 ($239,576 after deducting underwriters' discounts and commissions and expenses). We recognized a gain on this sale of an equity investment of $66,293 as a result of the per share sales price of this transaction being above our per share carrying value. GOV is a REIT which primarily owns properties that are majority leased to government tenants and was our wholly owned subsidiary until its initial public offering in June 2009 when it became a separate public entity.

        During the years ended December 31, 2013, 2012 and 2011, we received cash distributions from GOV totaling $4,279, $16,816 and $16,617, respectively.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Equity Investments (Continued)

        The following summarized financial data of GOV as of December 31, 2012 and for the two years then ended, is as reported in GOV's Annual Report on Form 10-K for the year ended December 31, 2013, or the GOV Annual Report. References in our financial statements to the GOV Annual Report are included as references to the source of the data only, and the information in the GOV Annual Report is not incorporated by reference into our financial statements.

        Consolidated Balance Sheets:

December 31, 2012
Real estate properties, net	$1,311,202
Assets of discontinued operations	47,142
Acquired real estate leases, net	144,402
Cash and cash equivalents	5,255
Rents receivable, net	28,882
Other assets, net	25,251

Total assets	$1,562,134

Unsecured revolving credit facility	$49,500
Unsecured term loan	350,000
Mortgage notes payable	93,127
Liabilities of discontinued operations	298
Assumed real estate lease obligations, net	19,129
Other liabilities	22,629
Shareholders' equity	1,027,451

Total liabilities and shareholders' equity	$1,562,134

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Equity Investments (Continued)

        Consolidated Statements of Income:

	Year Ended December 31,
	2012	2011
Rental income	$203,700	$168,074

Operating expenses	75,326	62,117
Depreciation and amortization	49,070	37,776
Acquisition related costs	1,614	3,504
General and administrative	11,924	10,469

Total expenses	137,934	113,866

Operating income	65,766	54,208
Interest and other income	29	104
Interest expense	(16,892)	(12,057)

Income from continuing operations before income tax expense and equity in earnings of an investee	48,903	42,255
Income tax expense	(159)	(203)
Equity in earnings of an investee	316	139

Income from continuing operations	49,060	42,191
Income from discontinued operations	900	3,806

Net income	$49,960	$45,997

Weighted average common shares outstanding	48,617	43,368

Per common share:
Income from continuing operations	$1.01	$0.97

Income from discontinued operations	$0.02	$0.09

Net income	$1.03	$1.06

        As of December 31, 2013, we have invested $5,209 in AIC, an insurance company owned in equal proportion by us, RMR, GOV, SIR and four other companies to which RMR provides management services. At December 31, 2013, we owned 12.5% of AIC with a carrying value of $5,913. For the period that SIR was both a shareholder of AIC and our consolidated subsidiary, from May 2012 until July 2, 2013, our consolidated financial statements include SIR's equity investment interest in AIC. We and SIR use the equity method to account for our and SIR's investment in AIC because we and SIR believe that we each have significant influence over AIC because a majority of our Trustees and all of SIR's trustees are also directors of AIC. Following our deconsolidation of SIR, we continue to account for our investment in AIC under the equity method, as we continue to believe we have significant influence over AIC for the same reason. Under the equity method, we record our and our percentage share of SIR's percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered,

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Equity Investments (Continued)

among other things, the assets and liabilities held by AIC, AIC's overall financial condition and the financial condition and prospects for AIC's insurance business. See Note 12 for additional information about our investment in AIC.

Note 7. Real Estate Mortgages Receivable

        We provided mortgage financing totaling $7,688 at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013. This real estate mortgage requires monthly interest payments and matures on January 24, 2023. We also provided mortgage financing totaling $419 at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019. In addition, in September 2013, another buyer of a property we sold prepaid to us in full a $1,000 real estate mortgage that was scheduled to mature on July 1, 2017. As of December 31, 2013 and 2012, we had total real estate mortgages receivable with an aggregate carrying value of $8,107 and $1,419, respectively, included in other assets in our consolidated balance sheets.

Note 8. Shareholders' Equity

Share Awards:

        We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or the 2012 Plan. The 2012 Plan was adopted in May 2012 and replaced our 2003 Incentive Share Award Plan, or the 2003 Plan. We awarded common shares to our officers and certain employees of RMR in 2013, 2012 and 2011 pursuant to both of these plans. We also awarded each of our Trustees 2,000 common shares in 2013 with an aggregate market value of $201 ($40 per Trustee) on the date of grant, 2,000 common shares in 2012 with an aggregate market value of $226 ($37 per Trustee) on the date of the grant, and 2,000 common shares in 2011 with an aggregate market value of $266 ($53 per Trustee) on the date of the grant, as part of their annual compensation. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses at the time the awards vest. See Note 12 for further information regarding grants of restricted shares we made to our officers and certain employees of RMR.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Shareholders' Equity (Continued)

        A summary of shares granted and vested under the terms of our 2012 Plan and our 2003 Plan for the years ended December 31, 2013, 2012 and 2011, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2010	70,520	$27.96
Granted in 2011	83,050	20.76
Vested in 2011	(49,955)	20.79

Unvested shares at December 31, 2011	103,615	23.32
Granted in 2012	83,617	15.99
Vested in 2012	(71,244)	15.75
Forfeited in 2012	(1,285)	18.74

Unvested shares at December 31, 2012	114,703	19.39
Granted in 2013	83,450	23.29
Vested in 2013	(66,639)	23.06
Forfeited in 2013	(600)	22.49

Unvested shares at December 31, 2013	130,914	20.70

        The 130,914 unvested shares as of December 31, 2013 are scheduled to vest as follows: 47,868 shares in 2014, 40,593 shares in 2015, 27,843 shares in 2016 and 14,610 shares in 2017. As of December 31, 2013, the estimated future compensation expense for the unvested shares was $3,052 based on the closing share price of our common shares on December 31, 2013 of $23.31. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2013, 2012 and 2011, we recorded $1,758, $1,179 and $1,139, respectively, of compensation expense related to our 2012 Plan and our 2003 Plan. In addition, during the period that SIR was our consolidated subsidiary, we recorded compensation expense related to SIR's equity compensation plan of $355 and $507 for the years ended December 31, 2013 and 2012, respectively.

        At December 31, 2013, 2,833,533 common shares remain available for issuance under the 2012 Plan.

        On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the NYSE on that day, to each of two recently appointed Trustees as part of their annual compensation.

Share Issuance:

        On February 7, 2014, we issued 12,187 of our common shares to RMR as part of its compensation under our amended and restated business management agreement. See Note 12 for further information regarding this agreement.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Shareholders' Equity (Continued)

Common Share Distributions:

        In January 2014, we declared a distribution of $0.25 per common share, or $29,597, which we paid on February 21, 2014 to shareholders of record on January 13, 2014. Cash distributions per common share paid by us in 2013, 2012 and 2011, were $1.00, $1.75 and $2.00, respectively. The characterization of our distributions paid in 2013, 2012 and 2011 was 0.00%, 61.72% and 65.90% ordinary income, respectively, 100.00%, 38.28% and 23.54% return of capital, respectively, 0.00%, 0.00% and 7.34% Internal Revenue Code section 1250 gain, respectively, and 0.00%, 0.00% and 3.22% capital gain, respectively. Our revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances. See Note 13 for additional information regarding our revolving credit facility agreement and term loan agreement.

Preferred Shares:

        Each of our 15,180,000 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6 1/2% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 7,298,165 additional common shares at December 31, 2013. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control of us or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on income from continuing operations attributable to CommonWealth REIT common shareholders per share for future periods.

        Each of our 11,000,000 series E preferred shares has a liquidation preference of $25.00 and requires dividends of $1.8125, or 7 1/4% per annum of the liquidation amount, payable in equal quarterly payments. The series E preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after May 15, 2016 or if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the NYSE or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of series E preferred shares that we do not elect to redeem may at their option convert those series E preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference per share, plus accrued and unpaid distributions, and the market price of our common shares at the time of conversion, subject to a cap.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Shareholders' Equity (Continued)

        We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances. Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The rights expire and are redeemable at our option. We have determined to accelerate the expiration of the Shareholders Rights Plan, which currently is set to expire on October 17, 2014, to a date soon after resolution of the pending disputes with Related/Corvex.

Note 9. Cumulative Other Comprehensive (Loss) Income

        The following table presents a roll forward of amounts recognized in cumulative other comprehensive (loss) income by component for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Unrealized Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Equity in Unrealized Gain (Loss) of an Investee	Total
Balances as of December 31, 2012	$(16,624)	$17,071	$118	$565

Other comprehensive income (loss) before reclassifications	(103)	(43,718)	(79)	(43,900)
Amounts reclassified from cumulative other comprehensive (loss) income to net loss	5,021	—	(17)	5,004

Net current period other comprehensive income (loss)	4,918	(43,718)	(96)	(38,896)

Balances as of December 31, 2013	$(11,706)	$(26,647)	$22	$(38,331)

        The following table presents reclassifications out of cumulative other comprehensive income (loss) for the year ended December 31, 2013:

Year Ended December 31, 2013
Details about Cumulative Other Comprehensive Income (Loss) Components	Amounts Reclassified from Cumulative Other Comprehensive Income (Loss) to Net Loss	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$5,021	Interest expense
Unrealized gains and losses on available for sale securities	(17)	Equity in earnings of investees

	$5,004

Note 10. Noncontrolling Interest in Consolidated Subsidiary

        At December 31, 2013 and 2012, we owned 22,000,000, or approximately 44.2% and 56.0%, respectively, of SIR's outstanding common shares. SIR is a REIT that is focused on owning and investing in net leased, single tenant properties and was a 100% owned subsidiary of ours until the SIR IPO in March 2012, when it became a publicly owned company listed on the NYSE. We are SIR's

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 10. Noncontrolling Interest in Consolidated Subsidiary (Continued)

largest shareholder and SIR was one of our consolidated subsidiaries until July 2, 2013. During the time that SIR was our majority owned consolidated subsidiary (from the date of the SIR IPO to July 2, 2013), the portion of SIR's equity that we did not own is reported as noncontrolling interest in our consolidated balance sheets, and the portion of SIR's net income not allocated to us is reported as noncontrolling interest in our consolidated statements of operations. See Note 12 for additional information regarding the SIR IPO and Note 6 for information regarding the deconsolidation of SIR.

        The following table summarizes the changes in our ownership interest in SIR, while it was our consolidated subsidiary, and the effects on the equity attributable to us during the years ended December 31, 2013 and 2012:

	CommonWealth REIT Ownership Percentage of SIR After Transaction	Effect on the Equity Attributable to CommonWealth REIT Common Shareholders
Year Ended December 31, 2012:
Increase in noncontrolling interest related to the SIR IPO in March 2012	70.5%	($23,857)
Increase in noncontrolling interest related to the issuance of SIR common shares pursuant to its equity compensation plan in September 2012	70.4%	(253)
Increase in noncontrolling interest related to the issuance of SIR common shares in December 2012	56.0%	(707)

		($24,817)

Year Ended December 31, 2013:
Increase in noncontrolling interest related to the issuance of SIR common shares pursuant to its equity compensation plan in May 2013	55.99%	$32

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Income Taxes

        Our provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
State	$519	$765	$542
Foreign	2,572	199	465

	3,091	964	1,007

Deferred:
State	—	—	—
Foreign	(457)	2,243	340

	(457)	2,243	340

Income tax provision	$2,634	$3,207	$1,347

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction	(35.00)%	(35.00)%	(35.00)%
State, local, and foreign income taxes, net of federal tax benefit	(1.71)%	(4.20)%	1.22%

Effective tax rate	(1.71)%	(4.20)%	1.22%

        Deferred income tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and are determined using tax rates expected to be in effect when the deferred income tax assets and liabilities are anticipated to be paid or recovered. At December 31, 2013 and 2012, we had deferred tax assets of $2,601 and $2,329, respectively, and deferred tax liabilities of $3,287 and $3,643, respectively, which primarily relate to different carrying amounts for financial reporting and for Australian income tax purposes related to our properties and operations in Australia. Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance of $511 and $598 as of December 31, 2013 and 2012, respectively.

Note 12. Related Person Transactions

        We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies and our declaration of trust, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.cwhreit.com.

        RMR:    We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations.

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

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

        In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

        On December 19, 2013, we and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

  •
  The annual amount of the base management fee to be paid to RMR by us for each applicable period will be equal to the lesser of:

  •
  the sum of (a) 0.7% of the average historical cost of our real estate investments during such period up to $250,000, plus (b) 1.0% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period, plus (c) 0.5% of the average historical cost of our real estate investments during such period exceeding $250,000 and the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada combined; and

  •
  the sum of (a) 0.7% of the average closing price per share of our common shares on the NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 1.0% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period, plus (c) 0.5% of our Average Market Capitalization exceeding $250,000 and the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period combined.

        The average historical cost of our real estate investments will include our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. Our investment in SIR (or in any other company which has a management agreement with RMR) is not counted for purposes of calculating the fees payable by us to RMR.

  •
  Although the fee calculation is stated in annual percentages, the base management fee is paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month is equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

  •
  The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period, and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

    Office REIT Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

  •
  The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee will instead be paid in cash.

  •
  RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act in connection with any such registration.

        The terms of the amended and restated business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

        For 2013, 2012 and 2011, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to (a) 0.7% of the historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250,000 of such investments, and 0.5% thereafter, plus (b) 1.0% of the historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, for 2013, 2012 and 2011, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. Our investments in GOV and SIR, which are described below, were not counted for purposes of determining the business management fees payable by us to RMR; however, we reported the business management fees payable to RMR by SIR in our consolidated 2012 results and 2013 results until we deconsolidated our investment in SIR on July 2, 2013. The business management fees we and SIR (while SIR was a consolidated subsidiary of ours) recognized on a consolidated basis were $43,279 and $43,646 for 2013 and 2012, respectively, and for 2011, the aggregate business management fees we recognized were $39,203. These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our consolidated financial statements. No incentive fees were paid by us to RMR for 2013, 2012 or 2011.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees for construction equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we and SIR (while SIR was a consolidated subsidiary of ours) recognized on a consolidated basis were $32,460 and $33,689 for 2013 and 2012, respectively, and for 2011, the aggregate property management and construction supervision fees that we recognized were $30,315. These amounts are included in operating expenses and income from discontinued operations or have been capitalized, as appropriate, in our consolidated financial statements.

        MacarthurCook Fund Management Limited, or MacarthurCook, previously provided us with business and property management services related to our Australian properties. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours, or CWHAT. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our Managing Trustees and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. The Australia Management Agreement provides for compensation to RMR Australia for business management and real estate investment services at an annual rate equal to 0.5% of the average historical cost of CWHAT's real estate investments, as described in the Australia Management Agreement. The Australia Management Agreement also provides for additional compensation to RMR Australia (i) for property management services at an annual rate equal to 50% of the difference between 3.0% of collected gross rents and the aggregate of all amounts paid or payable by or on behalf of CWHAT to third party property managers, and (ii) for construction supervision services at an annual rate equal to 50% of the difference between 5.0% of constructions costs and any amounts paid to third parties for construction management and/or supervision. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. The Australia Management Agreement was approved by our Compensation Committee, which is comprised solely of Independent Trustees. The aggregate business and property management fees we recognized pursuant to the Australia Management Agreement during 2013 were $1,626, which amount is equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during 2013.

        For January 2013 and the years 2012 and 2011, with respect to our investments in Australia, RMR agreed to waive half of the fees payable by us under our property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook with respect to those investments was in effect and we or any of our subsidiaries were paying fees under that agreement. MacarthurCook earned $161, $1,814 and $1,856 in January 2013 and the years 2012 and 2011, respectively, with respect to our Australian properties, which amounts are

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during those periods.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our and SIR's (while SIR was a consolidated subsidiary of ours) share of RMR's costs of providing this internal audit function was, on a consolidated basis, approximately $296, $355 and $240 for 2013, 2012 and 2011, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we and SIR paid to RMR.

        We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services at our properties and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our amended and restated business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        The current terms of both our amended and restated business management agreement with RMR and our property management agreement with RMR end on December 31, 2014 and automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate the property management agreement upon five business days' notice if we undergo a change of control, as defined in the property management agreement.

        Under our amended and restated business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 19, 2013.

        RMR also leases from us office space for eleven of its regional offices. We earned approximately $828, $564 and $566 in rental income from RMR in 2013, 2012 and 2011, respectively, with respect to approximately 32,500 square feet of office space, which we believe was commercially reasonable rent

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

for this office space, not all of which was leased to RMR for the entire three-year period. These leases are terminable by RMR if our management agreements with RMR are terminated.

        Under our share award plans, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 73,450 restricted shares with an aggregate value of $1,742, 71,617 restricted shares with an aggregate value of $1,111 and 73,050 restricted shares with an aggregate value of $1,458 to such persons in 2013, 2012 and 2011, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our share award plan. Additionally, each of our President, Treasurer and Chief Financial Officer and Senior Vice President and Chief Operating Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR.

        GOV:    GOV was formerly our 100% owned subsidiary. Our Managing Trustees are also managing trustees of GOV. RMR provides management services to both us and GOV. GOV's executive officers are officers of RMR.

        In 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of ours. To facilitate this offering, we and GOV entered into a transaction agreement that governs our separation from and relationship with GOV. Pursuant to this transaction agreement, among other things, we and GOV agreed that, so long as we own in excess of 10% of GOV's outstanding common shares, we and GOV engage the same manager or we and GOV have any common managing trustees: (i) we will not acquire ownership of properties that are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also our Trustees have determined that GOV not make the acquisition; (ii) GOV will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of our Independent Trustees who are not also GOV's trustees have determined that we not make the acquisition; and (iii) GOV will have a right of first refusal to acquire any property owned by us that we determine to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties as a result of a change of control of us. The provisions described in (i) and (ii) do not prevent GOV from continuing to own and lease its current properties or properties otherwise acquired by GOV that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (i) and (ii) also do not prohibit us from leasing our current or future properties to government tenants. We and GOV also agreed that disputes arising under the transaction agreement may be resolved by binding arbitration.

        On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters' discounts and commissions and expenses) of $239,576 and we realized a gain of $66,293. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares. We incurred $310 of reimbursements

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

payable to GOV pursuant to this agreement. In addition, under the registration agreement, GOV agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify GOV and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act.

        SIR:    SIR was formerly our 100% owned subsidiary. We are SIR's largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries. As of December 31, 2013, we owned 22,000,000 common shares of SIR, which represents approximately 44.2% of SIR's outstanding common shares. Our Managing Trustees are also managing trustees of SIR and our Treasurer and Chief Financial Officer also serves as the treasurer and chief financial officer of SIR. In addition, one of our Independent Trustees is an independent trustee of SIR. RMR provides management services to both us and SIR. SIR's executive officers are officers of RMR.

        On March 12, 2012, SIR completed an initial public offering pursuant to which it issued 9,200,000 of its common shares for net proceeds (after deducting underwriters' discounts and commissions and expenses) of $180,814. SIR applied those net proceeds, along with proceeds from drawings under SIR's revolving credit facility, to repay in full a $400,000 demand promissory note that we received from SIR on February 16, 2012, along with 22,000,000 SIR common shares (including SIR common shares that had been previously issued to us in connection with SIR's formation), in exchange for our transfer to SIR of 79 properties (251 separate buildings or land parcels with a combined approximately 21,400,000 rentable square feet). SIR also reimbursed us for costs that we incurred in connection with SIR's organization and preparation for the SIR IPO.

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

        On March 25, 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we own, and we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering. SIR's obligation to register the shares for resale in an offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement. We incurred and paid $636 of reimbursements to SIR pursuant to this agreement. SIR agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify SIR and its officers, trustees and controlling persons, against certain liabilities in connection with an offering, including liabilities under the Securities Act. SIR has an effective registration statement on Form S-3, which permits resales of SIR's shares by selling shareholders, pursuant to which, and subject to the terms of the registration agreement, we may be able to sell our SIR common shares in a registered offering.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

        SNH:    SNH was formerly our 100% owned subsidiary. It was spun off to our shareholders in 1999. As of December 31, 2013, SNH owns 250,000 of our common shares. Our Managing Trustees are also managing trustees of SNH. In addition, one of our Independent Trustees is an independent trustee of SNH. RMR provides management services to both us and SNH. SNH's executive officers are officers of RMR and SNH's President and Chief Operating Officer is a director of RMR. The sale agreements and related transactions between us and SNH described below were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

        At the time of SNH's spin off, we and SNH entered into a transaction agreement pursuant to which, among other things, we and SNH agreed that so long as we own 10% or more of SNH's common shares, we and SNH engage the same manager or we and SNH have any common managing trustees: (1) we will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding medical office properties, medical clinics and clinical laboratory buildings, or MOBs, without the prior approval of a majority of SNH's independent trustees, and (2) SNH will not make any investment in office buildings, warehouses or malls, including MOBs, without the prior approval of a majority of our Independent Trustees. In 2008, in connection with our agreement to sell 45 MOBs to SNH, we and SNH amended the transaction agreement to permit SNH, rather than us, to invest in MOBs and we granted SNH a right of first refusal to purchase up to 45 identified MOBs we then owned if we decided to sell those properties.

        Between November 2010 and January 2011, we sold 15 properties (27 buildings) (approximately 2,803,000 square feet), which were majority leased to tenants in medical related businesses, to SNH for an aggregate sale price of $470,000, excluding closing costs. We recognized net gains totaling approximately $168,272 from these sales. In September 2011, we sold to SNH seven additional properties (13 buildings) (approximately 1,310,000 square feet), which were majority leased to tenants in medical related businesses, for an aggregate sale price of $167,000, excluding closing costs, and we recognized net gains totaling $7,846 from these sales. In connection with our September 2011 sale of seven properties to SNH, we and SNH terminated the SNH right as substantially all of the properties that were subject to that right of first refusal had been purchased by SNH. Our sale agreements with SNH include arbitration provisions for the resolution of disputes.

        AIC:    We, RMR, GOV, SIR, SNH and three other companies to which RMR provides management services each currently own 12.5% of AIC. A majority of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2013, we have invested approximately $5,209 in AIC since we became an equity owner of AIC in 2008. We use the equity method to account for this investment because we believe that we have significant influence over AIC as a majority of our Trustees are also directors of

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 12. Related Person Transactions (Continued)

AIC. For the period that SIR was both a shareholder of AIC and our consolidated subsidiary, from May 2012 until July 2, 2013, our consolidated financial statements include SIR's equity investment interest in AIC. In June 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $5,984 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premiums for this property insurance in 2012 and 2011 were $6,560 and $6,697, respectively, before adjustments made for acquisitions or dispositions we made during those periods. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

        Indemnification and Directors' and Officers' Liability Insurance:    In July 2013, we, RMR, GOV, SIR, SNH and two other companies to which RMR provides management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage. We paid a premium of approximately $133 in connection with this policy.

        Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of our current and former Trustees and officers with respect to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also advanced amounts incurred for legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part I, Item 3, "Legal Proceedings." In 2013, we incurred approximately $30,392 in such legal fees and costs, including our costs.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Indebtedness

        At December 31, 2013, our outstanding indebtedness, and at December 31, 2012, our and SIR's (when SIR was a consolidated subsidiary of ours) outstanding indebtedness, included the following:

	December 31,
	2013	2012
Unsecured revolving credit facility, due October 2015, at LIBOR plus a premium	$235,000	$297,000
Unsecured revolving credit facility, due March 2016, at LIBOR plus a premium(1)	—	95,000
Unsecured term loan, due December 2016, at LIBOR plus a premium	500,000	500,000
Unsecured term loan, due July 2017, at LIBOR plus a premium(1)	—	350,000
Senior Notes, due 2014 at 5.75%	—	244,655
Senior Notes, due 2015 at 6.40%	33,440	186,000
Senior Notes, due 2015 at 5.75%	138,773	250,000
Senior Notes, due 2016 at 6.25%	139,104	400,000
Senior Notes, due 2017 at 6.25%	250,000	250,000
Senior Notes, due 2018 at 6.65%	250,000	250,000
Senior Notes, due 2019 at 7.50%	125,000	125,000
Senior Notes, due 2020 at 5.875%	250,000	250,000
Senior Notes, due 2042 at 5.75%	175,000	175,000
Mortgage Notes Payable, due 2014 at 4.95%	12,040	12,356
Mortgage Notes Payable, due 2015 at 5.99%	7,987	8,272
Mortgage Notes Payable, due 2015 at 5.78%(2)	—	8,980
Mortgage Notes Payable, due 2016 at 5.235%	116,000	116,000
Mortgage Notes Payable, due 2016 at 5.689%(1)	—	7,500
Mortgage Notes Payable, due 2016 at 5.76%	—	7,474
Mortgage Notes Payable, due 2016 at 6.03%	40,334	40,854
Mortgage Notes Payable, due 2016 at 6.29%	144,522	146,264
Mortgage Notes Payable, due 2016 at 7.36%	10,804	11,302
Mortgage Notes Payable, due 2017 at 5.67%	41,275	41,275
Mortgage Notes Payable, due 2017 at 5.68%	265,000	265,000
Mortgage Notes Payable, due 2017 at 5.95%(1)	—	18,447
Mortgage Notes Payable, due 2019 at LIBOR plus a premium(3)	173,247	174,870
Mortgage Notes Payable, due 2021 at 5.69%	28,391	28,793
Mortgage Notes Payable, due 2021 at 5.30%	39,598	40,185
Mortgage Notes Payable, due 2022 at 6.75%	3,456	3,759
Mortgage Notes Payable, due 2023 at 6.14%(2)	—	12,650
Mortgage Notes Payable, due 2026 at 5.71%	7,240	7,637

	2,986,211	4,324,273
Unamortized net premiums and discounts	19,199	25,548

	$3,005,410	$4,349,821

(1)
Represents indebtedness of SIR when SIR was a consolidated subsidiary of ours.

(2)
These mortgage notes are included in liabilities related to properties held for sale at December 31, 2013. See Note 4 for additional information regarding our properties held for sale.

(3)
Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to December 1, 2016 by a cash flow hedge which sets the rate at approximately 5.66%.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Indebtedness (Continued)

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

        In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60,027, which includes the write-off of unamortized discounts and deferred financing fees and expenses.

        In October 2013, we prepaid at par all $99,043 of our 5.75% unsecured senior notes due 2014, using borrowings under our revolving credit facility. In addition, we prepaid $7,093 of 5.76% mortgage debt in December 2013, in connection with the sale of the related property. In connection with the prepayment of mortgage debt, we recorded a loss on early extinguishment of debt totaling $1,011 from a prepayment premium and the write off of unamortized discount.

Unsecured Revolving Credit Facility and Unsecured Term Loan:

        We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of December 31, 2013 and 2012. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2013 and 2012, the interest rate payable on borrowings under our revolving credit facility was 1.7%. The weighted average interest rate for borrowings under our revolving credit facility was 1.7% and 1.5% for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had $235,000 outstanding and $515,000 available under our revolving credit facility.

        We also have a $500,000 unsecured term loan that matures in December 2016 and is prepayable without penalty at any time. Our term loan includes a feature under which maximum borrowings may be increased to up to $1,000,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of December 31, 2013 and 2012. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2013 and 2012, the interest rate for the amount outstanding under our term loan was 2.0% and 2.1%,

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Indebtedness (Continued)

respectively. The weighted average interest rate for the amount outstanding under our term loan was 2.0% and 1.8% for the years ended December 31, 2013 and 2012, respectively.

        Our revolving credit facility agreement and our term loan agreement provide for a right to accelerate payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and RMR ceasing to act as our business manager and property manager, unless waived by our lenders holding two-thirds of the aggregate credit exposure under the applicable agreement. If the Related/Corvex consent solicitation is successful in removing our entire Board of Trustees, such removal would constitute an event of default under our revolving credit facility and term loan agreements. Either such default, unless waived, would give either the administrative agent or the lenders holding 51% of the aggregate credit exposure under the applicable agreement the right to accelerate payment of all amounts we may owe under such agreement. Such events may also constitute an event of default under certain of our mortgage loans and may trigger cross default provisions of our public debt indenture and related supplements. Related/Corvex have publicly stated that if their consent solicitation is successful in removing our entire Board of Trustees, they will offer to buy 51% of the debt outstanding under our revolving credit facility and term loan agreements at par value to prevent the acceleration of such loans. However, waivers of these defaults under our revolving credit facility and term loan agreements require the approval of the holders of two-thirds of the aggregate credit exposure under the applicable agreement. We can provide no assurance that, in such event, Related/Corvex will be successful in buying any of our outstanding debts or credit commitments, preventing any demand for the immediate payment of these loans or procuring waivers of any default that may be required for the Company to continue to pay dividends or other distributions or repurchase shares. The lenders under these agreements may not be willing to waive any event of default particularly if we have no Trustees.

Credit Facility and Term Loan Debt Covenants:

        Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. At December 31, 2013, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

        At December 31, 2013, 13 of our continuing properties (18 buildings) costing $1,269,185 with an aggregate net book value of $1,109,259 secured mortgage notes totaling $914,510 (including net premiums and discounts) maturing from 2014 through 2026. In addition, we had mortgage debt secured by two properties (three buildings) classified as held for sale totaling $20,018 (including net premiums and discounts).

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 13. Indebtedness (Continued)

        The required principal payments due during the next five years and thereafter under all of our outstanding debt at December 31, 2013, excluding principal payments totaling $20,402 for mortgage debt related to properties classified as held for sale, are as follows:

2014	$18,826
2015	421,821
2016	948,708
2017	560,592
2018	254,614
Thereafter	781,650

$2,986,211

Note 14. Fair Value of Assets and Liabilities

        The table below presents certain of our assets and liabilities measured at fair value during 2013, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate contracts(1)	$(11,706)	$—	$(11,706)	$—
Non-Recurring Fair Value Measurements:
Properties held for sale(2)	$464,299	$—	$—	$464,299

(1)
The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. As of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)
As of December 31, 2013, we recorded a net loss on asset impairment totaling $204,036 (excluding $23,086 of asset impairment recorded on properties sold during 2013) for three of our CBD properties (four buildings) and 36 of our suburban properties (89 buildings) to reduce the aggregate carrying value of these properties from $668,335 to their estimated fair value of $471,457, reflected in the table below, less costs to sell of $464,299. All of these properties were classified as held for sale as of December 31, 2013. We used third party broker information, independent appraisals and sales comparables (level 3 inputs), in determining the fair

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 14. Fair Value of Assets and Liabilities (Continued)

  value of these properties. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at December 31, 2013 were as follows:

Description	Fair Value at December 31, 2013	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Properties held for sale on which we recognized impairment losses	$471,457	Discounted cash flows	Discount rate	9% - 12% (10.3%)
			Exit capitalization rate	8% - 10% (8.8%)

          We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates. The only risk we currently manage by using derivative instruments is a part of our interest rate risk. Although we have not done so as of December 31, 2013, and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time. We have interest rate swap agreements to manage our interest rate risk exposure on $173,247 of mortgage debt due 2019, which require interest at a premium over LIBOR. The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The fair value of our derivative instruments increased by $4,918 during the year ended December 31, 2013 and decreased by $828 during the year ended December 31, 2012, based primarily on changes in market interest rates. As of December 31, 2013 and 2012, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive (loss) income in our consolidated balance sheets totaled ($11,706) and ($16,624), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings. The table below presents the effects of our interest rate derivatives on our consolidated statements of operations and consolidated statements of comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	($16,624)	($15,796)	($6,956)
Amount of loss recognized in cumulative other comprehensive (loss) income	(103)	(5,790)	(13,804)
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	5,021	4,962	4,964

Unrealized gain (loss) on derivative instruments	4,918	(828)	(8,840)

Balance at end of year	($11,706)	($16,624)	($15,796)

          Over the next 12 months, we estimate that approximately $4,862 will be reclassified from cumulative other comprehensive income as an increase to interest expense.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 14. Fair Value of Assets and Liabilities (Continued)

          In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons. At December 31, 2013 and 2012, the fair values of these additional financial instruments, excluding mortgage debt related to properties held for sale, were not materially different from their carrying values, except as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes and mortgage notes payable	$2,097,164	$2,143,834	$2,932,951	$3,181,522

          The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

          Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2013, no single tenant of ours is responsible for more than 3% of our total rents.

          We maintain derivative financial instruments, including interest rate swaps, with major financial institutions and monitor the amount of credit exposure to any one counterparty.

  Note 15. Segment Information

          Our primary business is the ownership and operation of a nationwide portfolio of properties. We account for each of our individual properties as a separate operating segment. We have aggregated our separate operating segments into two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties. More than 90% our CBD and suburban properties are office properties. As a result of our deconsolidation of SIR in 2013, we no longer include "industrial and other" among our reportable segments. Each of our reportable segments includes within its segments properties with similar operating and economic characteristics that are subject to unique supply and demand conditions. Geographic regions described in our prior year financial statements were eliminated primarily because one of these regions included properties owned primarily by SIR which are no longer included in our consolidated financial statements as of December 31, 2013, and the remaining two regions no longer represent a meaningful portion of our consolidated portfolio. See Note 6 for financial information relating to SIR. Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures, and our management responsibilities do not vary significantly from location to location based on the size of the property or geographic location within each primary reporting segment. We use property net operating income, or NOI, to evaluate the performance of our operating segments. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 15. Segment Information (Continued)

        As of December 31, 2013, we owned 38 CBD properties (51 buildings) and 87 suburban properties (144 buildings), excluding properties classified as held for sale. Prior periods have been restated to reflect properties reclassified to discontinued operations during 2013.

        The following items are accounted for on a corporate level and are not allocated among our segments: depreciation and amortization expense, general and administrative expense, loss on asset impairment, acquisition related costs, interest and other income and expense, loss on early extinguishment of debt, gain on sale of equity investment, gain on issuance of shares by an equity investee, income tax expense, equity in earnings of investees, income (loss) from discontinued operations and gain on sale of properties. The accounting policies of our segments are the same as the accounting policies described in our summary of significant accounting policies.

        Property level information by operating segment as of December 31, 2013, and for the years ended December 31, 2013, 2012 and 2011, is as follows:

	As of December 31,
	2013	2012
Square feet (in thousands):
CBD properties	20,975	21,224
Suburban properties	16,298	40,582

Total properties	37,273	61,806

	Year Ended December 31,
	2013	2012	2011
Rental income:
CBD properties	$432,812	$408,144	$320,564
Suburban properties	274,568	301,246	281,068

Total properties	$707,380	$709,390	$601,632

Tenant reimbursements and other income:
CBD properties	$118,314	$112,083	$79,277
Suburban properties	59,842	60,432	60,435

Total properties	$178,156	$172,515	$139,712

NOI:
CBD properties	$291,544	$280,036	$221,737
Suburban properties	223,123	245,265	222,199

Total properties	$514,667	$525,301	$443,936

        As of December 31, 2013, our investments in CBD properties and suburban properties, net of accumulated depreciation, excluding properties classified as held for sale, were $3,001,397 and $1,640,709, respectively, including $141,966 of CBD properties and $88,935 of suburban properties located in Australia. As of December 31, 2012, our investment in CBD properties and suburban properties, net of accumulated depreciation, excluding properties classified as held for sale, were

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 15. Segment Information (Continued)

$3,176,446 and $3,645,357, respectively, including $168,220 of CBD properties and $104,010 of suburban properties located in Australia.

        The following table includes the reconciliation of NOI to net loss, the most directly comparable financial measure under GAAP reported in our consolidated financial statements. We consider NOI to be an appropriate supplemental measure to net loss because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual, regional and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net loss, net loss attributable to CommonWealth REIT, net loss available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows. Other REITs and real estate companies may calculate NOI differently than

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 15. Segment Information (Continued)

we do. A reconciliation of NOI to net loss for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Rental income	$707,380	$709,390	$601,632
Tenant reimbursements and other income	178,156	172,515	139,712
Operating expenses	(370,869)	(356,604)	(297,408)

NOI	$514,667	$525,301	$443,936

NOI	$514,667	$525,301	$443,936
Depreciation and amortization	(218,854)	(209,759)	(171,662)
General and administrative	(77,209)	(46,057)	(38,221)
Loss on asset impairment	—	—	(3,036)
Acquisition related costs	(318)	(5,648)	(9,731)

Operating income	218,286	263,837	221,286
Interest and other income	1,229	1,404	1,662
Interest expense	(173,011)	(201,840)	(191,876)
Loss on early extinguishment of debt	(60,052)	(287)	(35)
Gain on sale of equity investment	66,293	—	—
Gain on issuance of shares by an equity investee	—	7,246	11,177

Income from continuing operations before income tax expense and equity in earnings of investees	52,745	70,360	42,214
Income tax expense	(2,634)	(3,207)	(1,347)
Equity in earnings of investees	25,754	11,420	11,377

Income from continuing operations	75,865	78,573	52,244
Income from discontinued operations	15,867	9,783	22,307
Loss on asset impairment from discontinued operations	(227,122)	(168,632)	(7,319)
Loss on early extinguishment of debt from discontinued operations	(1,011)	(1,608)	—
Net (loss) gain on sale of properties from discontinued operations	(22,162)	2,039	42,752

(Loss) income before gain on sale of properties	(158,563)	(79,845)	109,984
Gain on sale of properties	1,596	—	—

Net (loss) income	$(156,967)	$(79,845)	$109,984

COMMONWEALTH REIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 16. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2013 and 2012. Reclassifications have been made to the prior quarterly results to reflect properties reclassified to discontinued operations during 2013.

	2013
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$242,653	$246,181	$198,283	$198,419
Net income (loss) available for CommonWealth REIT common shareholders	14,516	7,738	(227,466)	(16,452)
Net income (loss) available for CommonWealth REIT common shareholders per share—basic and diluted	0.15	0.07	(1.92)	(0.14)
Common distributions declared	0.25	0.25	0.25	0.25

	2012
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$209,970	$217,346	$222,632	$231,957
Net income (loss) available for CommonWealth REIT common shareholders	9,857	2,242	(122)	(163,935)
Net income (loss) available for CommonWealth REIT common shareholders per share—basic and diluted	0.12	0.03	—	(1.96)
Common distributions declared	0.50	0.50	0.50	0.25

(1)
Amounts previously reported have been adjusted as follows:

	2013
	First Quarter	Second Quarter	Third Quarter
Total revenues as previously reported	$275,048	$274,766	$201,741
Total revenues from properties reclassified to discontinued operations during 2013	(32,395)	(28,585)	(3,458)

Total revenues restated	$242,653	$246,181	$198,283

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported	$243,378	$249,797	$255,225	$264,692
Total revenues from properties reclassified to discontinued operations during 2013	(33,408)	(32,451)	(32,593)	(32,735)

Total revenues restated	$209,970	$217,346	$222,632	$231,957

COMMONWEALTH REIT

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2013

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2011:
Allowance for doubtful accounts	$12,550	$2,236	$(2,211)	$12,575

Year Ended December 31, 2012:
Allowance for doubtful accounts	$12,575	$504	$(3,117)	$9,962

Year Ended December 31, 2013:
Allowance for doubtful accounts	$9,962	$818	$(2,895)	$7,885

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition, Net
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
2501 20th Place South	Birmingham	AL	CBD	$11,241	$4,000	$19,604	$475	$—	$4,002	$20,077	$24,079	$3,579	12/27/2006	2001
420 20th Street North	Birmingham	AL	CBD	—	1,740	49,565	4,213	—	1,740	53,778	55,518	3,206	7/29/2011	1986
Inverness Center	Birmingham	AL	Suburban	—	8,525	38,367	3,506	—	8,525	41,873	50,398	3,827	12/9/2010	1980;1981;1982
785 Schilinger Road South	Mobile	AL	Suburban	—	1,540	9,732	(3)	—	1,540	9,729	11,269	1,503	10/22/2007	1998
Arizona Center	Phoenix	AZ	CBD	—	22,614	64,105	5,485	—	22,614	69,590	92,204	4,782	3/4/2011	1990;1998
4 South 84th Avenue	Tolleson	AZ	Suburban	—	1,257	9,210	696	—	1,257	9,906	11,163	2,392	12/19/2003	1989
One South Church Avenue	Tucson	AZ	CBD	—	3,261	26,357	2,728	—	3,261	29,085	32,346	8,214	2/27/2002	1986
Parkshore Plaza	Folsom	CA	Suburban	43,266	4,370	41,749	371	—	4,370	42,120	46,490	2,669	6/16/2011	1999
Leased Land	Gonzalez	CA	Suburban	—	18,941	9,060	3,822	—	18,939	12,884	31,823	1,689	8/31/2010	—
Sky Park Centre	San Diego	CA	Suburban	—	936	8,094	756	—	935	8,851	9,786	2,751	6/24/2002	1986
Sorrento Valley Business Park	San Diego	CA	Suburban	—	1,425	12,842	3,316	—	1,425	16,158	17,583	6,340	12/31/1996	1984
1921 E. Alton Avenue	Santa Ana	CA	Suburban	—	1,363	10,158	(3)	—	1,362	10,156	11,518	2,627	11/10/2003	2000
9110 East Nichols Avenue	Centennial	CO	Suburban	—	1,708	14,616	3,960	—	1,707	18,577	20,284	5,040	11/2/2001	1984
7450 Campus Drive	Colorado Springs	CO	Suburban	—	1,250	7,982	249	—	1,250	8,231	9,481	733	4/30/2010	1996
1225 Seventeenth Street	Denver	CO	CBD	—	22,400	110,090	10,705	—	22,400	120,795	143,195	13,730	6/24/2009	1982
5073, 5075, & 5085 S. Syracuse Street	Denver	CO	Suburban	—	4,720	58,890	—	—	4,720	58,890	63,610	5,398	4/16/2010	2007
1601 Dry Creek Drive	Longmont	CO	Suburban	—	3,714	24,397	4,156	—	3,715	28,552	32,267	7,025	10/26/2004	1982
129 Worthington Ridge Road	Berlin	CT	Suburban	—	2,770	8,409	1,161	(7,088)	1,114	4,138	5,252	451	10/24/2006	1968
97 Newberry Road	East Windsor	CT	Suburban	7,240	2,960	12,360	30	—	2,943	12,407	15,350	2,245	10/24/2006	1989
185 Asylum Street	Hartford	CT	CBD	—	15,930	60,312	820	—	15,930	61,132	77,062	2,661	3/30/2012	1983
599 Research Parkway	Meriden	CT	Suburban	—	768	6,164	1,160	—	768	7,324	8,092	1,684	7/24/2003	1982
33 Stiles Lane	North Haven	CT	Suburban	3,456	2,090	9,141	216	—	2,091	9,356	11,447	1,689	10/24/2006	1970
181 Marsh Hill Road	Orange	CT	Suburban	—	2,270	7,943	419	—	2,271	8,361	10,632	1,446	10/24/2006	1993
50 Barnes Industrial Road North	Wallingford	CT	Suburban	—	2,300	8,621	2,937	—	2,301	11,557	13,858	2,071	10/24/2006	1976
5-9 Barnes Industrial Road	Wallingford	CT	Suburban	—	740	2,552	37	—	741	2,588	3,329	475	10/24/2006	1980
860 North Main Street	Wallingford	CT	Suburban	—	680	3,144	990	—	680	4,134	4,814	813	10/24/2006	1982
One Barnes Industrial Road South	Wallingford	CT	Suburban	—	800	2,251	5	—	800	2,256	3,056	409	10/24/2006	1977
100 Northfield Drive	Windsor	CT	Suburban	—	1,376	11,212	2,911	—	1,376	14,123	15,499	4,039	8/29/2003	1988
1250 H Street, NW	Washington	DC	CBD	—	5,975	53,778	4,560	—	5,975	58,338	64,313	22,313	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	CBD	—	24,000	35,979	21	—	24,000	36,000	60,000	3,897	9/3/2009	1960;1975
802 Delaware Avenue	Wilmington	DE	CBD	—	4,409	39,681	10,320	—	4,413	49,997	54,410	20,423	7/23/1998	1986
6600 North Military Trail	Boca Raton	FL	Suburban	—	15,900	129,790	—	—	15,900	129,790	145,690	9,734	1/11/2011	2008
225 Water Street	Jacksonville	FL	CBD	38,693	1,480	43,770	3,020	—	1,480	46,790	48,270	6,280	11/24/2008	1985
The Exchange	Atlanta	GA	Suburban	—	1,576	13,134	3,195	—	1,577	16,328	17,905	3,822	9/9/2004;9/2/2005	1974;1983
9040 Roswell Road	Atlanta	GA	Suburban	—	2,459	18,549	2,153	—	2,463	20,698	23,161	4,801	8/24/2004	1985

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition, Net
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
Executive Park	Atlanta	GA	Suburban	—	13,729	78,032	5,567	(34,109)	13,727	49,492	63,219	12,434	7/16/2004;7/26/2007	1972
3920 Arkwright Road	Macon	GA	Suburban	11,976	2,674	19,311	2,401	—	2,675	21,711	24,386	4,178	4/28/2006	1988
1775 West Oak Commons Court	Marietta	GA	Suburban	—	2,190	6,586	985	—	2,190	7,571	9,761	1,110	9/5/2007	1998
633 Ahua Street	Honolulu	HI	Suburban	—	1,256	3	18,047	—	1,256	18,050	19,306	2,945	12/5/2003	2006
905 Meridian Lake Drive	Aurora	IL	Suburban	—	1,740	13,586	52	—	1,740	13,638	15,378	2,265	5/1/2007	1999
1200 Lakeside Drive	Bannockburn	IL	Suburban	—	5,846	48,568	10,422	—	5,858	58,978	64,836	10,688	12/29/2005	1999
Illinois Center	Chicago	IL	CBD	151,364	66,757	239,143	22,347	—	66,757	261,490	328,247	15,082	5/11/2011;1/9/2012	1970;1972
600 West Chicago Avenue	Chicago	IL	CBD	273,506	34,980	315,643	1,775	—	34,989	317,409	352,398	19,213	8/10/2011	1908
8750 Bryn Mawr Avenue	Chicago	IL	Suburban	—	6,600	77,764	4,292	—	6,600	82,056	88,656	6,652	10/28/2010	1985
1955 West Field Court	Lake Forest	IL	Suburban	—	1,258	9,630	2,990	—	1,261	12,617	13,878	2,495	12/14/2005	2001
101-115 W. Washington Street	Indianapolis	IN	CBD	—	7,495	60,465	20,429	—	7,496	80,893	88,389	18,710	5/10/2005	1977
111 Monument Circle	Indianapolis	IN	CBD	120,885	9,670	158,085	1,577	—	9,670	159,662	169,332	4,617	10/22/2012	1959;1990
5015 S. Water Circle	Wichita	KS	Suburban	—	2,720	2,029	1,124	—	2,719	3,154	5,873	570	4/2/2007	1995
701 Poydras Street	New Orleans	LA	CBD	—	9,100	78,540	4,908	—	9,100	83,448	92,548	4,892	8/29/2011	1972
109 Brookline Avenue	Boston	MA	CBD	—	3,168	30,397	13,591	—	3,168	43,988	47,156	18,354	9/28/1995	1915
Cabot Business Park Land	Mansfield	MA	Suburban	—	1,033	—	—	—	1,033	—	1,033	—	8/1/2003	—
2300 Crown Colony Drive	Quincy	MA	Suburban	—	774	5,815	1,529	—	779	7,339	8,118	2,073	2/24/2004	1999
340 Thompson Road	Webster	MA	Suburban	—	315	2,834	39	—	315	2,873	3,188	1,196	5/15/1997	1995
100 South Charles Street	Baltimore	MD	CBD	—	—	12,430	3,840	—	—	16,270	16,270	6,069	11/18/1997	1988
111 Market Place	Baltimore	MD	CBD	—	6,328	54,645	14,343	—	6,328	68,988	75,316	19,409	1/28/2003	1990
25 S. Charles Street	Baltimore	MD	CBD	—	2,830	22,996	12,672	—	2,830	35,668	38,498	9,839	7/16/2004	1972
820 W. Diamond	Gaithersburg	MD	Suburban	—	4,381	18,798	9,959	—	4,461	28,677	33,138	9,245	3/31/1997	1995
6710 Oxon Hill	Oxon Hill	MD	Suburban	—	3,181	13,653	2,845	—	3,131	16,548	19,679	6,668	3/31/1997	1992
Danac Stiles Business Park	Rockville	MD	Suburban	—	7,638	62,572	5,077	—	7,639	67,648	75,287	14,982	7/20/2004	2002
East Eisenhower Parkway	Ann Arbor	MI	Suburban	—	6,760	46,988	982	—	6,760	47,970	54,730	4,252	6/15/2010	1975;2006
2250 Pilot Knob Road	Mendota Heights	MN	Suburban	—	533	4,795	1,103	—	533	5,898	6,431	2,179	3/19/1998	1995
9800 Shelard Parkway	Plymouth	MN	Suburban	—	563	5,064	1,022	—	563	6,086	6,649	2,367	8/3/1999	1987
Rosedale Corporate Plaza	Roseville	MN	Suburban	—	1,860	16,750	8,949	—	1,859	25,700	27,559	7,541	12/1/1999	1987
411 Farwell Avenue	South St. Paul	MN	Suburban	—	1,303	10,451	3,949	—	1,304	14,399	15,703	2,613	6/2/2004	1970
6200 Glenn Carlson Drive	St. Cloud	MN	Suburban	7,987	1,950	13,803	—	—	1,950	13,803	15,753	1,467	10/15/2009	1999
1000 Shelard Parkway	St. Louis Park	MN	Suburban	—	695	6,254	2,004	—	695	8,258	8,953	3,018	8/3/1999	1986
525 Park Street	St. Paul	MN	CBD	—	696	6,263	1,669	—	695	7,933	8,628	3,150	8/3/1999	1987
1900 Meyer Drury Drive	Arnold	MO	Suburban	—	834	7,302	475	—	838	7,773	8,611	1,830	2/11/2004	1999
4700 Belleview Avenue	Kansas City	MO	Suburban	—	1,165	3,097	2,110	—	1,165	5,207	6,372	601	7/17/2008	1986
131-165 West Ninth Street	N. Kansas City	MO	Suburban	—	494	959	300	—	494	1,259	1,753	165	7/17/2008	1970
12655 Olive Boulevard	St. Louis	MO	Suburban	—	4,800	8,020	1,690	—	4,801	9,709	14,510	1,633	10/5/2006	1988

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition, Net
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1285 Fern Ridge Parkway	St. Louis	MO	Suburban	—	903	7,602	1,110	—	903	8,712	9,615	2,162	11/7/2003	1998
300 North Greene Street	Greensboro	NC	CBD	—	2,070	37,073	1,184	—	2,070	38,257	40,327	3,228	9/14/2010	1989
111 River Street	Hoboken	NJ	CBD	—	—	134,199	201	—	—	134,400	134,400	14,836	8/11/2009	2002
5 Paragon Drive	Montvale	NJ	Suburban	—	3,650	13,725	309	—	3,650	14,034	17,684	1,010	2/11/2011	1984
One Park Square	Albuquerque	NM	CBD	—	2,582	21,532	4,668	—	2,582	26,200	28,782	7,492	2/12/2002	1985;1987
North Point Office Complex	Cleveland	OH	CBD	—	12,000	94,448	14,954	—	12,000	109,402	121,402	15,380	2/12/2008	1985;1989;1990
401 Vine Street	Delmont	PA	Suburban	—	1,575	5,542	—	—	1,575	5,542	7,117	853	10/22/2007	1999
515 Pennsylvania Avenue	Fort Washington	PA	Suburban	—	1,872	8,816	4,291	—	1,872	13,107	14,979	4,331	9/22/1997	1958
443 Gulph Road	King of Prussia	PA	Suburban	—	634	3,251	1,070	—	634	4,321	4,955	1,932	9/22/1997	1966
4350 Northern Pike	Monroeville	PA	Suburban	—	6,558	51,775	16,895	—	6,564	68,664	75,228	13,106	9/16/2004	1971
Cherrington Corporate Center	Moon Township	PA	Suburban	—	11,369	39,892	18,008	—	12,192	57,077	69,269	17,405	9/14/1998;8/23/1999	1987;1988;1989; 1990;1991;1992; 1994
1500 Market Street	Philadelphia	PA	CBD	—	18,758	167,487	89,351	—	18,758	256,838	275,596	63,340	10/10/2002	1974
1525 Locust Street	Philadelphia	PA	CBD	—	931	8,377	1,605	—	930	9,983	10,913	3,341	6/11/1999	1987
1600 Market Street	Philadelphia	PA	CBD	—	3,462	111,946	24,590	—	3,462	136,536	139,998	55,731	3/30/1998	1983
1735 Market Street	Philadelphia	PA	CBD	173,247	24,753	222,775	49,206	—	24,747	271,987	296,734	104,277	6/30/1998	1990
Foster Plaza	Pittsburgh	PA	Suburban	—	6,168	51,588	13,209	—	6,169	64,796	70,965	13,813	9/16/2005	1987;1990;1994; 1995;1996
128 Crews Drive	Columbia	SC	Suburban	—	2,420	4,017	1,321	(4,012)	1,024	2,722	3,746	279	4/2/2007	1968
1320 Main Street	Columbia	SC	CBD	41,480	1,660	53,058	25	—	1,660	53,083	54,743	1,661	9/18/2012	2004
111 Southchase Boulevard	Fountain Inn	SC	Suburban	—	520	6,822	967	—	520	7,789	8,309	1,195	5/23/2007	1987
1043 Global Avenue	Graniteville	SC	Suburban	—	720	15,552	358	—	720	15,910	16,630	2,603	4/2/2007	1998
633 Frazier Drive	Franklin	TN	Suburban	—	5,800	13,190	(10)	—	5,800	13,180	18,980	2,052	10/22/2007	1999
775 Ridge Lake Boulevard	Memphis	TN	CBD	—	2,113	18,201	499	—	2,114	18,699	20,813	4,539	4/28/2004	2000
1601 Rio Grande Street	Austin	TX	CBD	—	688	6,192	1,160	—	697	7,343	8,040	2,637	6/3/1999	1985
206 East 9th Street	Austin	TX	CBD	30,169	7,900	38,533	1,201	—	7,900	39,734	47,634	1,531	5/31/2012	1984
4515 Seton Center Parkway	Austin	TX	Suburban	—	2,038	18,338	2,779	—	2,037	21,118	23,155	7,785	10/8/1999	1997
4516 Seton Center Parkway	Austin	TX	Suburban	—	2,028	18,251	2,799	—	2,027	21,051	23,078	7,779	10/8/1999	1985
7800 Shoal Creek Boulevard	Austin	TX	Suburban	—	1,731	14,921	3,736	—	1,731	18,657	20,388	6,279	6/30/1999	1974
812 San Antonio Street	Austin	TX	CBD	—	626	5,636	2,207	—	621	7,848	8,469	2,535	8/18/1999	1987
8701 N Mopac	Austin	TX	Suburban	—	1,574	14,168	2,651	—	1,573	16,820	18,393	5,759	8/3/1999	1982
Bridgepoint Parkway	Austin	TX	Suburban	—	7,784	70,526	9,302	—	7,784	79,828	87,612	32,105	12/5/1997	1986;1996;1997
Lakewood on the Park	Austin	TX	Suburban	—	3,548	31,936	1,512	—	3,548	33,448	36,996	12,603	10/20/1998	1998
Research Park	Austin	TX	Suburban	—	15,859	60,175	14,520	—	18,411	72,143	90,554	24,124	10/7/1998	1968;1998;2001
9840 Gateway Boulevard North	El Paso	TX	Suburban	—	1,700	9,736	(4)	—	1,700	9,732	11,432	1,509	10/22/2007	1999
3003 South Expressway 281	Hidalgo	TX	Suburban	—	1,480	15,533	(9)	—	1,480	15,524	17,004	2,417	10/22/2007	1999

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition, Net
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/ Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
3330 N Washington Boulevard	Arlington	VA	Suburban	—	810	7,289	616	—	811	7,904	8,715	2,898	8/26/1998	1987
6160 Kempsville Circle	Norfolk	VA	Suburban	—	1,273	11,083	4,226	—	1,273	15,309	16,582	5,221	10/25/2002	1987
Thunderbolt Place	Chantilly	VA	Suburban	—	1,374	12,369	941	—	1,375	13,309	14,684	4,919	9/29/1999	1988
448 Viking Drive	Virginia Beach	VA	Suburban	—	682	5,431	1,429	—	686	6,856	7,542	1,425	6/4/2004	1991
333 108th Avenue NE	Bellevue	WA	CBD	—	14,400	136,412	1,666	—	14,400	138,078	152,478	14,798	11/12/2009	2008
600 108th Avenue NE	Bellevue	WA	CBD	—	3,555	30,244	8,953	—	3,555	39,197	42,752	8,637	7/16/2004	1980
1331 North Center Parkway	Kennewick	WA	Suburban	—	1,850	7,339	(2)	—	1,850	7,337	9,187	1,139	10/22/2007	1999
100 East Wisconsin Avenue	Milwaukee	WI	CBD	—	3,150	72,113	4,592	—	3,150	76,705	79,855	6,676	8/11/2010	1989
111 East Kilbourn Avenue	Milwaukee	WI	CBD	—	2,400	47,562	4,897	—	2,400	52,459	54,859	7,481	6/12/2008	1988
Australia:
7 Modal Crescent	Canning Vale	Australia	Suburban	—	9,806	3,925	641	—	8,915	5,457	14,372	358	10/7/2010	2001
71-93 Whiteside Road	Clayton	Australia	Suburban	—	9,757	8,495	(1,658)	—	8,870	7,724	16,594	624	10/7/2010	1965
9-13 Titanium Court	Crestmead	Australia	Suburban	—	3,400	3,185	(598)	—	3,091	2,896	5,987	234	10/7/2010	2005
16 Rodborough Road	Frenchs Forest	Australia	Suburban	—	7,355	9,498	(1,069)	—	6,686	9,098	15,784	710	10/7/2010	1987
22 Rodborough Road	Frenchs Forest	Australia	Suburban	—	2,452	3,923	320	—	2,229	4,466	6,695	343	10/7/2010	1997
127-161 Cherry Lane	Laverton North	Australia	Suburban	—	4,266	5,220	(862)	—	3,878	4,746	8,624	384	10/7/2010	1965
310-314 Invermay Road	Mowbray	Australia	Suburban	—	431	535	(87)	—	392	487	879	39	10/7/2010	1963
253-293 George Town Road	Rocherlea	Australia	Suburban	—	2,108	1,331	(312)	—	1,917	1,210	3,127	98	10/7/2010	1963
310-320 Pitt Street	Sydney	Australia	CBD	—	63,271	104,588	(18,524)	—	56,610	92,725	149,335	7,370	12/21/2010	1989
44-46 Mandarin Street	Villawood	Australia	Suburban	—	6,374	8,179	(556)	—	5,795	8,202	13,997	613	10/7/2010	1980
19 Leadership Way	Wangara	Australia	Suburban	—	4,217	2,685	(421)	—	3,833	2,648	6,481	203	10/7/2010	2000

				$914,510	$709,968	$4,319,098	$553,308	$(45,209)	$699,135	$4,838,030	$5,537,165	$895,059

COMMONWEALTH REIT

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2011	$6,357,258	$850,261
Additions(4)	1,074,010	166,371
Properties reclassified to continuing operations	42,228	3,083
Disposals	(229,264)	(85,545)

Balance at December 31, 2011	7,244,232	934,170
Additions(4)	1,041,655	188,220
Loss on asset impairment	(242,497)	(73,865)
Properties reclassified to continuing operations	(174,562)	(10,521)
Disposals	(39,419)	(30,398)

Balance at December 31, 2012	7,829,409	1,007,606
Additions(4)	231,485	176,777
Loss on asset impairment	(384,141)	(185,795)
Deconsolidation of SIR	(1,446,781)	(56,023)
Properties reclassified to discontinued operations	(552,024)	(15,471)
Disposals	(140,783)	(32,035)

Balance at December 31, 2013	$5,537,165	$895,059

(1)
Includes net unamortized premiums and discounts.

(2)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $5,642,335.

(3)
Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(4)
Includes adjustments to real estate properties additions of ($40,020), $4,986 and ($333), and adjustments to accumulated depreciation additions of ($1,528), $97 and ($73), related to changes in foreign currency exchange rates during 2013, 2012 and 2011, respectively.

COMMONWEALTH REIT

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2013

(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Salina, NY	6.00%	4/30/2019	Interest payable monthly in arrears. $419 due at maturity.	$419	419	$—
Dearborn, MI	6.00%	1/24/2023	Interest payable monthly in arrears. $7,688 due at maturity.	7,688	7,688	—

				$8,107	$8,107	$—

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at January 1, 2011				$8,183
Collections of principal				(8,183)

Balance at December 31, 2011				—
New mortgage loans				1,419

Balance at December 31, 2012				1,419
New mortgage loans				7,688
Collections of principal				(1,000)

Balance at December 31, 2013				$8,107

(1)
Also represents cost for federal income tax purposes.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH REIT
By:	/s/ Adam D. Portnoy Adam D. Portnoy President and Managing Trustee
Dated: February 28, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam D. Portnoy Adam D. Portnoy	President and Managing Trustee (principal executive officer)	February 28, 2014
/s/ John C. Popeo John C. Popeo	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2014
/s/ Ronald J. Artinian Ronald J. Artinian	Independent Trustee	February 28, 2014
/s/ William A. Lamkin William A. Lamkin	Independent Trustee	February 28, 2014
/s/ Ann Logan Ann Logan	Independent Trustee	February 28, 2014
/s/ Joseph L. Morea Joseph L. Morea	Independent Trustee	February 28, 2014
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Trustee	February 28, 2014
/s/ Frederick N. Zeytoonjian Frederick N. Zeytoonjian	Independent Trustee	February 28, 2014