Form 10-K/A
period 2013-03-31
CommonWealth REIT
filed 2014-04-30
CIK 803649

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 (Address of Principal Executive Offices)(Zip Code)

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

           Securities registered pursuant to Section 12(g) of the Act: 7 1/8% Series C Cumulative Redeemable Preferred Shares

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

           Number of the registrant's common shares outstanding as of April 9, 2014: 118,425,140.

COMMONWEALTH REIT
AMENDMENT NO. 1 TO 2013 FORM 10-K

COMMONWEALTH REIT
FORM 10-K/A
EXPLANATORY NOTE

        References in this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1, to the Company, CWH, we, us or our, refer to CommonWealth REIT and its consolidated subsidiaries as of December 31, 2013, unless the context indicates otherwise.

        The Company is filing this Amendment No. 1 to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission, or the SEC, on February 28, 2014, or the Original 10-K, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permitted the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement for our 2014 Annual Meeting of Shareholders, or Definitive Proxy Statement, if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a Definitive Proxy Statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our Definitive Proxy Statement into Part III of the Original 10-K is hereby deleted.

        Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.4 and 31.5. Because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

        Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the Original 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Trustees of the Company

        On March 18, 2014, Related Fund Management, LLC and Corvex Management LP, or, together, Related/Corvex, delivered to the Company written consents they said were from a sufficient number of holders of the Company's outstanding common shares, to remove, without cause, all of the Company's then Trustees and any other person or persons elected or appointed to the Board of Trustees of the Company, or the Board, prior to the effective time of the Related/Corvex removal proposal. After inspection, the then Board of Trustees of the Company certified the results of the written consent solicitation on March 25, 2014, whereupon all of the Trustees were removed. As a result, the Company currently has no Trustees.

        The Company has called a special meeting pursuant to an Interim Arbitration Award, dated November 18, 2013, and the Company's Declaration of Trust for the purpose of electing new Trustees.

Executive Officers of the Company

        The following are the ages and recent principal occupations, as of April 7, 2014, of the executive officers of the Company. Unless otherwise specified, the business address of each executive officer is c/o CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458.

Adam D. Portnoy (Age: 43)

        Mr. Portnoy has been the Company's President since 2011. He also served as the Company's Executive Vice President from 2003 through 2006. Mr. Portnoy was President of Government Properties Income Trust, or GOV, from 2009 until 2011. Mr. Portnoy has been an executive officer of Reit Management & Research LLC, or RMR, since 2003 and currently is the President, Chief Executive Officer and a Director of RMR. Additionally, Mr. Portnoy is an owner of RMR and of RMR Advisors, Inc., or RMR Advisors, an SEC registered investment advisor. Mr. Portnoy has been President and Director of RMR Advisors since 2007 and was a Vice President prior to that time since 2003. He has also been President of the RMR Funds since 2007 (RMR Real Estate Income Fund, its predecessor funds and RMR Funds Series Trust are collectively referred to herein as the RMR Funds). Prior to becoming President in 2007, Mr. Portnoy served as Vice President of the RMR Funds beginning in 2004. Prior to joining RMR in 2003, Mr. Portnoy held various positions in the finance industry and public sector, including working as an investment banker at Donaldson, Lufkin & Jenrette and ABN AMRO, working in private equity at the International Finance Corporation (a member of The World Bank Group) and DLJ Merchant Banking Partners, and serving as Chief Executive Officer of a telecommunications company. Mr. Portnoy is also currently a member of the Board of Trustees of Occidental College and serves as the Honorary Consul General of the Republic of Bulgaria to Massachusetts.

John C. Popeo (Age: 53)

        Mr. Popeo has been the Company's Treasurer and Chief Financial Officer since 1999 and Assistant Secretary since 2008. Mr. Popeo has also been Treasurer and Chief Financial Officer of Select Income REIT, or SIR, since its formation in 2011. Mr. Popeo has also been an Executive Vice President of RMR since 2008, and previously served as Treasurer of RMR from 1997 to 2012, as a Vice President from 1999 to 2006 and as a Senior Vice President from 2006 to 2008. Mr. Popeo served as Vice President of RMR Advisors from 2004 to 2009 and served as Vice President of the RMR Funds from shortly after their formation (the earliest of which was in 2002) until 2009. Mr. Popeo is a certified public accountant.

David M. Lepore (Age: 53)

        Mr. Lepore has been the Company's Chief Operating Officer since 2008 and Senior Vice President since 1998. Mr. Lepore is primarily responsible for the operations of the Company's properties. Mr. Lepore has also been a Senior Vice President of RMR since 2006 and was a Vice President and served in other capacities prior to that time. Mr. Lepore is a member of the Building Owners and Managers Association, the National Association of Industrial and Office Properties and is a certified real property administrator.

        There are no family relationships among any of the Company's executive officers. The Company's executive officers serve at the discretion of the Board, if any.

Section 16(a) Beneficial Ownership Reporting Compliance

        Executive officers, Trustees and certain persons who own more than 10% of the Company's outstanding common shares are required by Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, and related regulations:

  •
  to file reports of their ownership of such common shares with the SEC and the New York Stock Exchange, or the NYSE; and

  •
  to furnish the Company with copies of the reports.

        The Company received written representations from each such person who did not file an annual statement on Form 5 with the SEC that no Form 5 was due. Based on its review of the reports and representations, the Company believes that all Section 16(a) reports were filed timely in 2013.

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics, which may be obtained free of charge at our website, www.cwhreit.com, or by writing to our Secretary, CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458. The Company's executive officers and persons involved in the Company's business can ask questions about the Company's Code of Business Conduct and Ethics and other ethics and compliance issues, or report potential violations as follows: by writing to the Director of Internal Audit at CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458; by calling toll-free (866) 511-5038; by emailing Internal.Audit@cwhreit.com; or by filling out a report by visiting the Company's website, www.cwhreit.com, clicking "Investors," clicking "Governance" and then clicking "Governance Hotline."

Corporate Governance

        The disclosure set forth below in "Corporate Governance" relates to periods prior to March 25, 2014, other than the disclosure regarding the notice to and received from the NYSE.

        As a result of the removal of the Company's Trustees, the Company is not in compliance with certain provisions of Section 303A of the NYSE Listed Company Manual, or the NYSE Manual. Pursuant to the Company's obligations under Section 303A.12(b) of the NYSE Manual, the Company provided notice to the NYSE of noncompliance on March 25, 2014. On March 26, 2014, the Company received official notice from the NYSE that the Company is deficient in meeting the following requirements of the NYSE Manual:

  •
  Section 303A.01—Does not have a majority of independent members on the Board;

  •
  Section 303A.03—Does not have a presiding director/trustee;

  •
  Section 303A.04(a)—Nominating/other named committee independence issue;

  •
  Section 303A.05(a)—Compensation/other named committee independence issue;

  •
  Section 303A.06—Does not conform to Rule 10A-3;

  •
  Section 303A.07(a)—Does not have three members on the audit committee;

  •
  Section 303A.07(a)—Audit committee members are not financially literate; and

  •
  Section 303A.07(a)—Does not have an audit committee member with financial management expertise.

        The NYSE also notified the Company that if the above deficiencies are not cured by April 2, 2014, the Company will be deemed noncompliant and the NYSE will disseminate a below compliance indicator for the Company on April 4, 2014. The Company's common shares, preferred shares and senior notes remain listed on the NYSE. However, as of April 4, 2014, a below compliance indicator was added to the Company's NYSE-listed securities.

        The Board previously established Governance Guidelines to provide a framework for the effective governance of the Company. The guidelines address matters such as general qualification standards for the Board, Trustee responsibilities, Board meetings and committees, Trustee compensation, evaluation of management and management succession. The governance section of the Company's website makes available the Company's current corporate governance materials, including the Governance Guidelines, the charters for each Board committee, the Company's Code of Business Conduct and Ethics and information about how to report matters directly to management, the Board or the Audit Committee. To access these documents on the Company's website, www.cwhreit.com, click on "Investors" and then "Governance." A new Board may change the Governance Guidelines.

Audit Committee

        The Company has no Trustees, and, therefore, there are no Trustees serving on an Audit Committee of the Board. The Audit Committee of the Company was previously established in accordance with Section 3(a)(58)(A) of the Exchange Act. The primary function of the Audit Committee was to assist the Board in fulfilling its responsibilities for oversight of: (1) the integrity of the Company's financial statements; (2) the Company's compliance with legal and regulatory requirements; (3) the Company's independent registered public accounting firm's qualifications and independence; and (4) the performance of the Company's internal audit function and independent auditors. Under its charter, the prior Audit Committee had the final authority and responsibility to select the Company's independent registered public accounting firm.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis and Compensation Committee Report

        The following compensation discussion and analysis and related report of the Compensation Committee relates to the Company's fiscal year ended December 31, 2013 and was reviewed and approved on January 28, 2014 by the former members of the Company's Compensation Committee in 2013 for inclusion in the Company's Form 10-K for the fiscal year ended December 31, 2013.

        As of March 25, 2014, the Company has no Trustees and, therefore, no Trustees serving on the Compensation Committee. The following compensation discussion and analysis and report of the compensation committee have not been updated for events subsequent to January 28, 2014.

Compensation Discussion and Analysis

Compensation Overview

        This Compensation Discussion and Analysis provides a detailed description of the Company's executive compensation philosophy and programs, the compensation decisions the Compensation Committee has made under those programs and the factors considered in making those decisions. This Compensation Discussion and Analysis discusses the compensation of the Company's named executive officers for 2013 (i.e., officers for whom compensation disclosure is required to be made herein under SEC rules), who were:

Name	Title
Adam D. Portnoy	President
John C. Popeo	Treasurer and Chief Financial Officer
David M. Lepore	Chief Operating Officer and Senior Vice President

        The Company does not have any employees. Except for the restricted share grant agreements discussed below under "Executive Compensation—Change in Control", none of the Company's named executive officers has an employment agreement with the Company or any agreement that becomes effective upon his termination or a change in control of the Company. The Company's manager, RMR, provides services that otherwise would be provided by employees. RMR conducts the Company's day to day operations on the Company's behalf and compensates the Company's named executive officers, Messrs. Adam Portnoy, John Popeo and David Lepore, directly and in its sole discretion in connection with their services rendered to RMR and to the Company. The Company does not pay its named executive officers salaries or bonuses or provide other compensatory benefits except for the grants of shares under the Company's share award plan discussed below. Although the Compensation Committee reviews and approves the Company's business management and property management agreements with RMR, it is not involved in compensation decisions made by RMR for its employees other than the employee serving as the Company's Director of Internal Audit. The Company's payments to RMR are described under the heading "Certain Related Person Transactions" in Item 13 of this Amendment No. 1.

Compensation Philosophy

        The Company's compensation program for its executive officers consists of grants of shares under the Company's share award plan. The Compensation Committee believes that these share grants recognize the Company's executive officers' scope of responsibilities, reward demonstrated performance and leadership, motivate future performance and align the interests of the executive officers with those of the Company's shareholders.

Overview of 2013 Compensation Actions

        In September 2013, the Chair of the Compensation Committee met with the Managing Trustees and the chairs of the compensation committees of the other public real estate investment trusts, or REITs, and the operating companies for which RMR provides management services. RMR provides management services to: the Company, GOV, Hospitality Properties Trust, SIR, Senior Housing Properties Trust, or SNH, Five Star Quality Care, Inc., and TravelCenters of America LLC. The purpose of this meeting was, among other things, to discuss compensation philosophy and factors that may affect compensation decisions, to consider the compensation payable to the Company's Director of Internal Audit (who provides services to the Company and to other companies managed by RMR), to consider the allocation of internal audit and related services costs among the Company and other companies to which RMR provides internal audit and related services, to provide a comparative understanding of potential share grants by the Company and the operating companies to which RMR provides management services and to hear and consider recommendations from the Managing Trustees concerning potential share grants. The share grants made by the other companies managed by RMR are considered to be appropriate comparisons because of the similarities between certain services the Company requires from our share grantees and the services provided by grantees providing similar services to these other companies. Subsequent to this meeting, the members of the Compensation Committee held a meeting at which the Committee Chair provided a report of the information discussed with the Managing Trustees and others, and made recommendations for share grants to the Company's named executive officers. The Compensation Committee then discussed these recommendations and other factors, including the following factors for the 2013 share grants: (i) the value of the proposed share grants; (ii) the historical awards previously granted to each named executive officer and the corresponding values at the time of the grants; (iii) the recommendations of RMR as presented by the Managing Trustees; (iv) the value of share grants to named executive officers providing comparable services at other REITs and companies managed by RMR; (v) changes, if any, in the responsibilities assigned to, or assumed by, each named executive officer during the past year and on a going forward basis; (vi) the length of historical services to the Company by each named executive officer; (vii) the responsibilities of each named executive officer and the Compensation Committee's perception regarding the quality of the services provided by each named executive officer in carrying out those responsibilities; and (viii) the Company's financial and operating performance in the past year and the Company's perceived future prospects. The Compensation Committee considered these multiple factors in determining whether to increase or decrease the amounts of the prior year's grants. There was no formulaic approach in the use of these various factors in determining the number of shares to award to each executive officer. The share amounts were determined on a subjective basis, using the various factors, in the Compensation Committee's sole discretion. The named executive officers (other than Mr. Adam Portnoy) did not participate in these meetings and were not involved in determining or recommending the amount or form of executive compensation they receive from the Company. The Company's President, Mr. Adam Portnoy, in his capacity as a Managing Trustee of the Company and as president of RMR, participated in these meetings and in share grant recommendations. The Compensation Committee did not engage a compensation consultant to participate in the determination or recommendation of the amount or form of executive compensation.

Analysis of 2013 Grants under the Share Award Plan

        Although the Company does not pay any cash compensation directly to its officers and has no employees, the Company has adopted the share award plan to reward the Company's named executive officers and other RMR employees who provide services to the Company and to foster a continuing identity of interest between them and the Company's shareholders. The Company awards shares under the share award plan to recognize the named executive officers' scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the Company's executives with those of the Company's other shareholders and motivate the executives to remain employees of the Company's manager and to continue to provide services to the Company through the term of the awards.

        Under its charter, the Compensation Committee evaluates, approves and administers the Company's equity compensation plans, which currently consist solely of the share award plan providing for the grants of the common shares. The Compensation Committee has historically determined to use grants of restricted common shares rather than stock options as equity compensation. Because the value of the common shares may be determined in part by reference to its dividend yield relative to market interest rates rather than by its potential for capital appreciation, the Company believes a conventional stock option plan might not provide appropriate incentives for management for a business like that of the Company, but a share grant plan may create a better identity of interests between management and other shareholders. Also, because the Company believes a stock option plan could have the potential to encourage excessive short term risk taking, the Company has historically granted restricted shares rather than stock options.

        The Compensation Committee uses comparative information about other REITs managed by RMR as additional data to help it determine whether it is awarding share amounts that are reasonable based on the characteristics of those REITs and their respective officers. The Compensation Committee also considers the size and structure of the other REITs and other RMR managed businesses, and the experience, length of service and scope of duties and responsibilities of the officers at these other companies to assess the appropriateness of the value of the share awards proposed for the Company's officers in light of the proposed awards for officers with comparable roles at the other companies. The Compensation Committee reviewed the compensation data regarding the other REITs and their officers, together with the other factors discussed above, but the Compensation Committee did not undertake a detailed comparison of the named executive officers across the REITs or other companies managed by RMR or assign weight to any particular characteristic of these other companies or their officers because the Compensation Committee determines the share amounts in its sole discretion on a non-formulaic basis. In 2013, the Compensation Committee considered the foregoing factors and decided to award the same number of shares to the Company's named executive officers as were awarded in 2012 in accordance with the recommendation of the Company's Managing Trustees. In 2013, the Compensation Committee also determined that it would be appropriate to provide that unvested share awards under the share award plan, including those held by the Company's named executive officers, would vest upon the occurrence of certain corporate "change in control" events. For more information on potential payments upon a change in control, see "Executive Compensation—Change in Control" below.

        The Company determines the fair market value of the shares granted based on the closing price of the Company's common shares on the date of grant. The Compensation Committee has imposed, and may impose, vesting and other conditions on the granted common shares because it believes that time based vesting encourages the recipients of the share awards to remain employed by RMR and to continue to provide services to the Company. The Compensation Committee currently uses a vesting schedule under which one fifth of the shares vest immediately and the remaining shares vest in four equal, consecutive annual installments commencing on the first anniversary of the date of grant. The Compensation Committee utilizes a four year time based vesting schedule to provide an incentive to provide services for a long term and in consideration of the tax treatment of the share grants to the Company and to the recipients. In the event a recipient granted a share award ceases to perform duties for the Company or ceases to be an officer or an employee of RMR or any company that RMR manages during the vesting period, the Company may cause the forfeiture of, or the Company may repurchase for nominal consideration, the common shares that have not yet vested. As with other issued common shares, vested and unvested shares awarded under the share award plan are entitled to receive distributions that the Company makes on the common shares.

        Because the consideration of share awards by the Compensation Committee and the Board is determined on a regular schedule (i.e., in September for the Company's officers and employees of RMR and at the first meeting of the Board after the annual meeting of shareholders for the Trustees), the proximity of any grants to earnings announcements or other market events, if any, is coincidental.

        The Compensation Committee believes that the Company's compensation philosophy and programs are designed to foster a business culture that aligns the interests of the Company's named executive officers with those of the Company's shareholders. The Compensation Committee believes that the equity compensation of the Company's named executive officers is appropriate to the goal of providing shareholders dependable, long term returns.

Say on Pay Results

        The Company's current policy, as adopted by the Board on August 12, 2011, is to provide shareholders with an opportunity to approve the compensation of named executive officers every year at the annual meeting of shareholders. In evaluating the Company's compensation process for 2013, the

Compensation Committee generally considered the results of the advisory vote of the Company's shareholders on the compensation of the executive officers named in the Company's proxy statement for its 2013 annual meeting of shareholders. The Compensation Committee noted that approximately 75% of votes cast approved of the compensation of the named executive officers as described in the Company's 2013 proxy statement. The Compensation Committee considered these voting results as supportive of the Committee's general executive compensation practices, which have been consistently applied since the prior vote of the Company's shareholders on the Company's executive compensation.

Report of the Compensation Committee

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's consent revocation statement dated January 29, 2014 and the Company's proxy statement for the Company's 2014 annual meeting of shareholders, and incorporated by reference into the Original 10-K.

Dated: January 28, 2014 COMPENSATION COMMITTEE Frederick N. Zeytoonjian, Chairman William A. Lamkin Joseph L. Morea

Other Compensation Information

Executive Compensation

        The following tables, narratives and footnotes discuss the compensation of the President, the Treasurer and Chief Financial Officer and the Chief Operating Officer and Senior Vice President during 2013, who are the Company's named executive officers. None of the Company's named executive officers are employed by the Company. The Company's manager, RMR, provides services that otherwise would be provided by employees and compensates the named executive officers directly and in RMR's sole discretion in connection with their services rendered to RMR and to the Company. The Company does not pay the Company's executive officers salaries or bonuses or provide other compensation or employee benefits except for the grants of shares under the share award plan.

2013 Summary Compensation Table

Name and Principal Position	Year	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Adam D. Portnoy(3)	2013	$218,160	$11,250	$229,410
President	2012	$153,880	$11,625	$165,505
	2011	$202,840	$3,000	$205,840
John C. Popeo	2013	$177,900	$13,050	$190,950
Treasurer and Chief Financial Officer	2012	$116,400	$18,313	$134,713
	2011	$149,700	$14,725	$164,425
David M. Lepore	2013	$106,740	$9,638	$116,378
Chief Operating Officer and Senior Vice President	2012	$58,200	$17,563	$75,763
	2011	$149,700	$14,725	$164,425

(1)
Represents the grant date fair value of shares granted in 2013, 2012 and 2011, as applicable, compiled in accordance with FASB Accounting Standards Codification Topic 718, "Compensation—Stock Compensation," or ASC 718. No assumptions are used in this calculation.

(2)
Consists of cash distributions in the applicable year on unvested shares, received in connection with cash distributions the Company paid to all its shareholders.

(3)
Mr. Adam Portnoy was appointed the Company's President on January 10, 2011. Mr. Portnoy's compensation for 2013, 2012 and 2011 attributable to his services as a Managing Trustee, which consisted of a share award with a value of $40,260, $37,480 and $53,140, respectively, is included above, and his 2013 compensation for his services as a Managing Trustee is also included in the 2013 Trustee Compensation table in "Trustee Compensation" below.

2013 Grants of Plan Based Awards

        Share awards granted by the Company to the named executive officers in 2013 provided that one fifth of each award vests on the grant date and one fifth vests on each of the next four anniversaries of the grant date. If a recipient granted a share award ceased to perform duties for the Company or ceased to be an officer or an employee of RMR or any company that RMR manages during the vesting period, at the Company's option, the recipient forfeited or the Company may have repurchased the common shares that had not yet vested for nominal consideration. Holders of vested and unvested shares awarded under the share award plan were eligible to receive distributions that the Company makes on its shares on the same terms as other holders of the common shares.

        The following table shows shares granted in 2013, including vested and unvested grants.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(1)
Adam D. Portnoy(2)	9/13/2013	7,500	$177,900
John C. Popeo	9/13/2013	7,500	$177,900
David M. Lepore	9/13/2013	4,500	$106,740

(1)
Equals the number of shares multiplied by the closing price of the Company's common shares on the date of grant, which is also the grant date fair value under ASC 718. No assumptions are used in this calculation.

(2)
The value of shares granted to Mr. Adam Portnoy as compensation for his services as Managing Trustee in 2013 is set forth in the 2013 Trustee Compensation table in "Trustee Compensation" below.

 2013 Outstanding Equity Awards at Fiscal Year End

		Stock Awards
Name	Year Granted	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Adam D. Portnoy(3)	2013	6,000	$139,860
	2012	4,500	$104,895
	2011	3,000	$69,930
John C. Popeo	2013	6,000	$139,860
	2012	4,500	$104,895
	2011	3,000	$69,930
	2010	750	$17,483
David M. Lepore	2013	3,600	$83,916
	2012	2,250	$52,447
	2011	3,000	$69,930
	2010	750	$17,483

(1)
The shares granted in 2013 were granted on September 13, 2013; the shares granted in 2012 were granted on September 14, 2012; the shares granted in 2011 were granted on September 16, 2011; and the shares granted in 2010 were granted on September 17, 2010.

(2)
Equals the number of shares multiplied by the closing price of the Company's common shares on December 31, 2013.

(3)
Represents shares granted to Mr. Adam Portnoy for his services as President. Shares granted to Mr. Adam Portnoy as compensation for his services as Managing Trustee vested at the time of grant, and the value of such shares is set forth in the 2013 Trustee Compensation table in "Trustee Compensation" below.

2013 Stock Vested

        The following table shows share grants that vested in 2013, including shares granted in prior years.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Adam D. Portnoy(2)	4,500	$106,800
John C. Popeo	5,900	$139,906
David M. Lepore	4,550	$107,869

(1)
Equals the number of shares multiplied by the closing price of the Company's common shares on the 2013 dates of vesting of grants made in 2013 and prior years.

(2)
Represents shares granted to Mr. Adam Portnoy for his services as President. Shares granted to Mr. Adam Portnoy as compensation for his services as Managing Trustee vested at the time of grant, and the value of such shares is set forth in the 2013 Trustee Compensation table in "Trustee Compensation" above.

Change in Control

        On September 13, 2013, the Compensation Committee approved grants of 7,500 restricted common shares to Mr. Adam Portnoy; 7,500 restricted common shares to Mr. Popeo; and 4,500 restricted common shares to Mr. Lepore. These grants were valued at $23.72 per common share, the closing price of the Company's common shares on the NYSE on the date of grant and were made under the CommonWealth REIT 2012 Equity Compensation Plan, or the 2012 Plan, pursuant to a form of restricted share agreement approved by the Compensation Committee which provided for vesting of the restricted common shares in five equal installments beginning on the date of grant and acceleration of vesting of all restricted share grants (including those previously awarded) upon the occurrence of certain change of control or termination events with respect to the Company's business and property management agreements with RMR, or a Termination Event. Such a Termination Event occurred on March 25, 2014 upon removal of all of the Company's then Trustees.

Potential Payments Upon a Termination Event as of December 31, 2013

Name	Number of Shares Vested Upon Termination Event (#)	Value Realized on Termination Event as of December 31, 2013 ($)
Adam D. Portnoy	13,500	$314,685
John C. Popeo	14,250	$332,168
David M. Lepore	9,600	$223,776

Trustee Compensation

        The disclosure set forth below in "Trustee Compensation" relates to periods prior to the removal of all of the Company's then Trustees on March 25, 2014. A new Board may change the Company's policies and practices with respect to the matters discussed herein.

        The Compensation Committee of the Board was responsible for reviewing and determining the common share grants awarded to Trustees and making recommendations to the Board regarding cash compensation paid to Trustees for Board, committee and committee chair services. The Compensation Committee was authorized, under the Compensation Committee Charter, to engage consultants or advisors in connection with its review and analysis of Trustee compensation, though it did not engage any consultants or advisors in 2013 with respect to Trustee compensation. Managing Trustees did not receive cash compensation for their services as Trustees but did receive common share grants. The amount of common shares granted to each Managing Trustee historically was the same as the amount granted to each Independent Trustee.

        Trustees received compensation in common shares to align the interests of Trustees with those of the Company's shareholders and to facilitate the Trustee share ownership policy set forth in the Company's Governance Guidelines, which is summarized below. In determining the amount and composition of each Trustee's compensation, the Compensation Committee historically took various factors into consideration, including, but not limited to, the responsibilities of Trustees generally, as well as committee chairs and the forms of compensation paid to trustees or directors by comparable companies, including the compensation of trustees and directors of other companies managed by RMR. The Board historically reviewed the Compensation Committee's recommendations regarding Trustee cash compensation and determined the amount of such compensation.

Share Ownership Guidelines

        The Company's Governance Guidelines currently provide that each Trustee is expected to own at least 20,000 common shares within five years of the later of: (a) January 1, 2014 or (b) the annual meeting of shareholders of the Company at which the Trustee was initially elected or, if earlier, the first annual meeting of shareholders following the initial appointment of the Trustee to the Board. Under the guidelines, compliance is to be measured as of the end of each fiscal year. The policy includes limited exceptions for any Trustee who is prohibited by law or his or her employer from owning common shares. The guidelines also provide that the Nominating and Governance Committee may consider exceptions for any Trustee on whom this policy could impose a financial hardship.

2013 Annual Compensation

        After giving effect to changes approved by the Board on May 14, 2013, each Independent Trustee received an annual fee of $35,000 for services as a Trustee in 2013, plus a fee of $1,000 for each meeting attended (prior to such date the meeting fee was $750). Up to two $1,000 fees (or if prior to May 14, 2013, two $750 fees) were paid if a Board meeting and one or more Board committee meetings were held on the same date. In addition, each Trustee received a grant of 2,000 of common shares in 2013.

        Each Independent Trustee who served as a committee chair of the Company's Audit, Compensation or Nominating and Governance Committees received an additional annual fee of $12,500, $7,500 and $7,500, respectively, for serving as chair in 2013. Trustees were reimbursed for out of pocket costs they incurred in attending continuing education programs and for travel expenses incurred in connection with their duties as Trustees.

2013 Trustee Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
William A. Lamkin	$88,500	$40,260	—	$128,760
Joseph L. Morea	$84,750	$40,260	—	$125,010
Adam D. Portnoy(3)	$—	$40,260	—	$40,260
Barry M. Portnoy(3)	$—	$40,260	—	$40,260
Frederick N. Zeytoonjian	$85,500	$40,260	—	$125,760

(1)
The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by each Independent Trustee. In addition to the $35,000 annual cash fees, each of Messrs. Lamkin, Morea and Zeytoonjian earned an additional $12,500, $7,500 and $7,500, respectively, for service as a committee chair in 2013. Each of Messrs. Lamkin, Morea and Zeytoonjian earned an additional $41,000, $42,250 and $43,000, respectively for meetings attended in 2013.

(2)
Equals the number of shares multiplied by the closing price of the Company's common shares on the grant date. This is also the compensation cost for the award recognized by the Company for financial reporting purposes pursuant to ASC 718. No assumptions were used in this calculation.

(3)
The Managing Trustees did not receive cash compensation for their services as Trustees. The compensation of Mr. Adam Portnoy for his services as President is described above under "Executive Compensation."

Compensation Committee Interlocks and Insider Participation

        As of the end of the Company's last fiscal year, the Compensation Committee was comprised of Mr. William A. Lamkin, Mr. Joseph L. Morea and Mr. Frederick N. Zeytoonjian, and, from January 28, 2014 through March 25, 2014, also Mr. Ronald J. Artinian and Ms. Ann Logan. None of these individuals were former officers of the Company. During 2013 and through March 25, 2014, no member of the Compensation Committee was an officer or employee of the Company. Except as described under "Certain Related Person Transactions—Indemnification and Directors' and Officers' Liability Insurance" in Item 13 of this Amendment No. 1, during 2013, no member of the Compensation Committee had a relationship that must be described under SEC rules relating to disclosure of related person transactions. In 2013, none of the Company's executive officers served (i) on the compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company, or (ii) on the board of directors or board of trustees of any entity that had one or more of its executive officers serving on the Compensation Committee of the Company. Some of the former members of the Compensation Committee serve as independent trustees and compensation committee members of other public companies to which RMR provides management services.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2013, regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders—2012 Plan	None.	None.	2,833,533	(1)
Total	None.	None.	2,833,533	(1)

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

        Payments by us to RMR are described in Notes 8 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of the Original 10-K.

Security Ownership of Certain Beneficial Owners and Management

        Unless otherwise indicated, the information set forth below is as of April 7, 2014. The following table sets forth information regarding the beneficial ownership of our common shares (excluding any fractional shares that may be beneficially owned by such persons) by: (1) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common shares; and (2) each of the executive officers, individually and as a group. Unless otherwise indicated, the address of each identified person or entity is: c/o CommonWealth REIT, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458. Also, unless otherwise indicated, we believe that each owner named below has sole voting and investment power for all our common shares shown to be beneficially owned by that person or entity. Except as set forth below, as of April 7, 2014, we do not know of any outstanding rights to acquire our shares of the type specified in Rule 13d-3(d)(1) under the Exchange Act with respect to any of the beneficial owners set forth below. For information regarding the beneficial ownership of our common shares, and acquisitions and dispositions thereof, by the nominees at the special meeting, refer to the proxy solicitation statements of the soliciting parties.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Share Class(1)
Beneficial Owners of More Than 5% of Our Common Shares
The Vanguard Group, Inc.(2)	14,632,398	12.36%
Related Fund Management, LLC and Corvex Management LP(3)	11,360,154	9.60%
Macquarie Group Limited(4)	9,640,931	8.14%
BlackRock, Inc.(5)	8,385,568	7.10%
Fir Tree Inc.(6)	7,153,113	6.04%
Executive Officers
Adam D. Portnoy(7)	63,500	*
John C. Popeo	41,000	*
David M. Lepore	33,750	*
All executive officers as a group (three persons)	138,250	*

*
Less than 1% of our common shares.

(1)
The Declaration of Trust and Bylaws place restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class of our shares. The percentages indicated are based upon the number of shares shown divided by the approximately 118,425,140 of our common shares outstanding as of April 7, 2014.

(2)
This information is as of December 31, 2013, and is based on a Schedule 13G/A filed with the SEC on February 12, 2014, by The Vanguard Group, Inc., or Vanguard. According to the Schedule 13G/A filed by Vanguard, the address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. In the Schedule 13G/A filed by Vanguard, Vanguard reports beneficial ownership of 14,632,398 common shares and reports having sole voting power over 216,114 common shares, shared voting power over 73,350 common shares, sole dispositive power over 14,469,006 common shares and shared dispositive power over 163,392 common shares. Additionally, the Schedule 13G/A filed by Vanguard reports that Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 61,392 common shares as a result of its serving as investment manager of collective trust accounts. In addition, Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 256,722 common shares as a result of its serving as investment manager of Australian investment offerings.

(3)
This information is as of March 27, 2014, and is based solely on a Schedule 13D filed with the SEC on February 26, 2013, as amended by Amendment No. 1 thereto, filed with the SEC on February 27, 2013, by Amendment No. 2 thereto, filed with the SEC on March 4, 2013, by Amendment No. 3 thereto, filed with the SEC on March 5, 2013, by Amendment No. 4 thereto, filed with the SEC on March 11, 2013, by Amendment No. 5 thereto, filed with the SEC on March 13, 2013, by Amendment No. 6 thereto, filed with the SEC on March 15, 2013, by Amendment No. 7 thereto, filed with the SEC on March 28, 2013, by Amendment No. 8 thereto, filed with the SEC on April 12, 2013, by Amendment No. 9 thereto, filed with the SEC on April 18, 2013, by Amendment No. 10 thereto, filed with the SEC on June 20, 2013, by Amendment No. 11 thereto, filed with the SEC on June 24, 2013, by Amendment No. 12 thereto, filed with the SEC on August 8, 2013, by Amendment No. 13 thereto, filed with the SEC on November 19, 2013 by Related/Corvex, by Amendment No. 14 thereto, filed with the SEC on November 25, 2013 by Related/Corvex, by Amendment No. 15 thereto, filed with the SEC on February 12, 2014 by Related/Corvex and by Amendment No. 16 thereto, filed with the SEC on March 27, 2014 by Related/Corvex. Based on the information provided in the Schedule 13D, as amended, the managing member of Related is Related Companies; the general partner of Related Companies is The Related Realty Group, Inc., or Realty Group; the owner of Realty Group is Stephen M. Ross, or Mr. Ross. According to the Schedule 13D as amended, the address of each of Corvex and Mr. Meister is 712 Fifth Avenue, 23rd Floor, New York, New York 10019, and the address of each of Related, Related Real Estate Recovery Fund GP-A, LLC, or Related Recovery GP-A, Related Real Estate Recovery Fund GP, L.P., or Related Recovery GP, Related Real Estate Recovery Fund, L.P., or Related Recovery Fund (and together with Related, Related Recovery GP-A and Related Recovery GP, the "Related Persons"), Related Companies, Realty Group and Mr. Ross is 60 Columbus Circle, New York, NY 10023. The Schedule 13D, as amended, filed by the Related/Corvex Group reports that Corvex may be deemed to beneficially own 11,360,154 common shares, including, as investment manager of certain funds, or the Corvex Funds, 5,675,250 common shares held on behalf of the Corvex Funds, by virtue of an agreement with the Related Persons, 5,675,250 common shares held on behalf of RRERF Acquisition, LLC, or RRERF, and, by virtue of an agreement with an individual shareholder, David R. Johnson, 9,654 common shares held by Mr. Johnson, which amount includes approximately 684 common shares issuable upon the conversion of Mr. Johnson's approximately 1,423 shares Series D Preferred Shares (calculated based upon a conversion rate of 0.480775 common shares per Series D Preferred Share). Additionally, the Schedule 13D, as amended, filed by Related/Corvex reports that Mr. Meister may be deemed to beneficially own 11,360,154 common shares, including, as general partner of Corvex, 5,675,250 common shares held on behalf of the Corvex Funds, by virtue of an agreement with the Related Persons, 5,675,250 common shares held on behalf of RRERF and, by virtue of an agreement with Mr. Johnson, 9,654 common shares held by Mr. Johnson. In addition, according to the Schedule 13D, as amended, filed by Related/Corvex, each of the Related Persons may be deemed to beneficially own 11,360,154 common shares, including 5,675,250 common shares held on behalf of RRERF, by virtue of an agreement with the Corvex Persons, 5,675,250 common shares held on behalf of the Corvex Funds and, by virtue of an agreement with Mr. Johnson, 9,654 common shares held by Mr. Johnson. Amendment No. 15 to the Schedule 13D also discloses that, pursuant to an agreement between Related/Corvex and EGI-CW Holdings, L.L.C., a wholly-owned subsidiary of an investment firm founded by Sam Zell, or EGI-CW (and such agreement, the "EGI Agreement"), (A) Corvex has granted to EGI-CW an option, or the Corvex Option, to purchase from Corvex (i) up to 1,190,476 common shares at a price per Share of $21 and (ii) up to 833,333 common shares at a price per Share of $24; and (B) Related Recovery Fund has granted to EGI-CW an option, or the Related Option (and, together with the Corvex Option, the "Options") to purchase from Related Recovery Fund (i) up to 1,190,476 common shares at a price per Share of $21 and (ii) up to 833,333 common shares at a price per Share of $24. Each of the Options may be exercised by EGI-CW in whole or in part, at any time and from time to time, (i) commencing on the date that is the earliest of (w) the date immediately following the date of the approval of the Related/Corvex removal proposal by the Company's shareholders in the related consent solicitation, (x) the date that is eight business days prior to the announced or anticipated expiration of any Qualified Tender Offer or the announced or anticipated closing of any Qualified Sale Transaction, each as defined in the EGI Agreement, (y) the date that is five business days prior to the date on which Corvex or Related Recovery Fund propose to sell, dispose of or otherwise transfer more than 5% of the common shares it beneficially owns as of the date of the EGI Agreement to a person or entity that is not an affiliate thereof (provided that Corvex and Related Recovery Fund shall give EGI-CW written notice on such fifth business day prior to such sale, disposition or transfer), and (z) the date on which Corvex and Related Recovery

  Fund first publicly announce that they do not intend to continue to pursue the replacement of the Board, or if earlier, the date on which they cease all meaningful efforts to replace the Board, and (ii) continuing until the 60th calendar day following the date on which the Slate, as defined in the EGI Agreement, including Mr. Zell and Mr. Helfand, is duly elected by the shareholders of Company, Mr. Zell is duly elected as Chairman of the Board of the Company and Mr. Helfand is duly appointed Chief Executive Officer of the Company and all court, arbitral and other challenges to such elections and appointment have been finally and favorably resolved in favor of the Slate, Mr. Zell and Mr. Helfand, respectively, or the Option Period. The Options will terminate at the earliest of (i) the expiration of the Option Period and (ii) at such time as (x) either of the Z/H Nominee Agreements, as defined in the EGI Agreement, is terminated pursuant to its terms or (y) a Qualified Tender Offer or Qualified Sale Transaction is consummated. According to the Schedule 13D filed on March 27, 2014 by EGI-CW, EGI Fund (11-13) Investors, L.L.C., or EGI Fund, and Chai Trust Company, LLC, or Chai Trust, EGI-CW, EGI Fund and Chai Trust may be deemed to be members of the Related/Corvex group within the meaning of Rule 13d-5 under the Exchange Act.

(4)
This information is as of December 31, 2013, and is based solely on the Schedule 13G jointly filed with the SEC on February 14, 2014 by Macquarie Group Limited, Macquarie Bank Limited, Macquarie Investment Management Limited, Delaware Management Holdings, Inc. and Delaware Management Business Trust. Based on the information provided in that Schedule 13G, the principal business address of Macquarie Group Limited, Macquarie Bank Limited and Macquarie Investment Management Limited is No.1 Martin Place Sydney, New South Wales, Australia. The principal business address of Delaware Management Holdings, Inc. and Delaware Management Business Trust is 2005 Market Street, Philadelphia, PA 19103.

(5)
This information is as of December 31, 2013, and is based solely on a Schedule 13G/A filed with the SEC on February 10, 2014, by BlackRock, Inc., or BlackRock. Based on the information provided in that Schedule 13G/A, the address of BlackRock is 40 East 52nd Street, New York, New York 10022, and BlackRock, which reports beneficial ownership of 8,385,568 common shares, sole power to vote 7,894,916 common shares and sole power to dispose of 8,385,568 common shares, is the parent holding company for certain subsidiaries that have acquired our common shares and that are listed in that Schedule 13G/A.

(6)
This information is as of December 31, 2013, and is based solely on the Schedule 13G filed with the SEC on February 13, 2014 by Fir Tree Inc. Based on the information provided in that Schedule 13G, the principal business address of Fir Tree Inc. is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(7)
SNH beneficially owns 250,000 of our common shares. RMR is the manager of SNH, and Messrs. Barry Portnoy and Adam Portnoy own all of the outstanding shares of Reit Management & Research Trust, or RMR Trust, the sole member of RMR. RMR and Messrs. Barry Portnoy and Adam Portnoy, in their respective positions as the Chairman and a director of RMR and the Chairman, majority beneficial owner and a trustee of RMR Trust and as the President and Chief Executive Officer and a director of RMR, and the President and Chief Executive Officer, a beneficial owner and a trustee of RMR Trust, may be deemed to have beneficial ownership of the common shares owned by SNH; however, each disclaims beneficial ownership of these common shares. None of the 250,000 common shares beneficially owned by SNH are included in the common shares listed as beneficially owned by Mr. Adam Portnoy. The amount of our common shares disclosed above as beneficially owned by Mr. Adam Portnoy also includes 15,399.9 common shares owned by RMR, of which RMR Trust is the sole member.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

        A "related person transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) the Company was, is or will be a participant, (ii) the amount involved exceeds $120,000 and (iii) any related person had, has or will have a direct or indirect material interest.

        A "related person" means any person who is, or at any time during the applicable period was:

  •
  a Trustee, or a nominee for Trustee or an executive officer of the Company;

  •
  known to the Company to be the beneficial owner of more than 5% of the outstanding common shares;

  •
  an immediate family member of any of the persons referenced in the preceding two bullets, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the Trustee, nominee for Trustee, executive officer or more than 5% beneficial owner of common shares, and any person (other than a tenant or employee) sharing the household of such Trustee, nominee for Trustee, executive officer or more than 5% beneficial owner of common shares; and

  •
  a firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

        The Board previously adopted written Governance Guidelines that address the consideration and approval of any related person transactions. These may be changed by a new Board. Under the current Governance Guidelines, the Company may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to the Board and the Board reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (i) the affirmative vote of a majority of the Board and (ii) the affirmative vote of a majority of the Independent Trustees. In determining whether to approve or ratify a transaction, the Board, or disinterested Trustees or Independent Trustees, as the case may be, must also act in accordance with any applicable provisions of the Company's Declaration of Trust and applicable Maryland law. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees at the time or otherwise in accordance with the Company's policies and Declaration of Trust. In the case of transactions with the Company by RMR employees (other than Trustees and executive officers) subject to the Company's Code of Business Conduct and Ethics, the employee must seek approval from an executive officer of the Company who has no interest in the matter for which approval is being requested. Copies of the Company's Governance Guidelines and Code of Business Conduct and Ethics are available on the Company's website, www.cwhreit.com.

Certain Related Person Transactions

RMR

        The Company has no employees. Personnel and various services the Company requires to operate its business are provided to the Company by RMR. The Company has two agreements with RMR to provide management and administrative services to the Company: (1) a business management agreement, which relates to the Company's business generally, and (2) a property management agreement, which relates to the Company's property level operations.

        One of the Company's former Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. The Company's other former Managing Trustee and its President, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of the Company's other executive officers is also an officer of RMR. GOV's and SIR's executive officers are officers of RMR. Two of the former five Independent Trustees also serve as independent trustees of other public companies to which RMR provides management services. Messrs. Barry and Adam Portnoy serve as managing trustees of those companies. In addition, officers of RMR serve as officers of those companies.

        The Board historically gave the Compensation Committee authority to act on the Company's behalf with respect to the Company's management agreements with RMR. The charter of the Compensation Committee requires the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements. A new Board may not give the Compensation Committee the same authority.

        In 2013, the Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the Committee in developing the terms of the incentive fee payable to RMR under the Company's business management agreement with RMR beginning in 2014. In connection with retaining this consultant, the Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the Committee.

        On December 19, 2013, the Company and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

  •
  The amount of the base management fee to be paid to RMR by the Company for each applicable period will be equal to the lesser of:

  •
  the sum of (a) 0.7% of the average historical cost of the Company's real estate investments during such period up to $250.0 million, plus (b) 1.0% of the average historical cost of the Company's real estate investments located outside the United States, Puerto Rico and Canada during such period, plus (c) 0.5% of the average historical cost of the Company's real estate investments during such period exceeding $250.0 million and the average historical cost of the Company's real estate investments located outside the United States, Puerto Rico and Canada combined; and

  •
  the sum of (a) 0.7% of the average closing price per common share on the NYSE, during such period, multiplied by the average number of common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of the Company's preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of the Company's consolidated indebtedness during such period, or, together, the Average Market Capitalization, up to $250.0 million, plus (b) 1.0% of the average historical cost of the Company's real estate investments located outside the United States, Puerto Rico and Canada during such period, plus (c) 0.5% of the Average Market Capitalization exceeding $250.0 million and the average historical cost of the Company's real estate investments located outside the United States, Puerto Rico and Canada during such period combined.

    The average historical cost of the Company's real estate investments will include the Company's consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

  •
  The base management fee will be paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in common shares, which shall be fully-vested when issued. The number of common shares to be issued in payment of the base management fee for each month will be equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of the common shares during that month.

  •
  The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to certain limitations and adjustments, equal to 12% of the product of (a) the Company's equity market capitalization and (b) the amount (expressed as a percentage) by which the total returns realized by the holders of the common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL Office REIT Index, for the relevant measurement period.

  •
  The incentive management fee is payable in common shares, with one-third of the common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments.

  •
  RMR and certain eligible transferees of common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by the Company. The Company and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

        The terms of the amended and restated business management agreement described above were approved by the Company's former Compensation Committee and the terms of the incentive fee were developed by the former Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

        For 2013, the Company's business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.7% of the historical cost of the Company's real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250.0 million of such investments, and 0.5% thereafter, plus (b) 1.0% of the historical cost of the Company's real estate investments located outside the United States, Puerto Rico and Canada. In addition, for 2013, the Company's business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of the common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. The Company's investments in GOV and SIR, which are described below, were not counted for purposes of determining the business management fees payable by the Company to RMR, however the Company reported the business management fees payable to RMR by SIR in its consolidated 2013 results until the Company deconsolidated its investment in SIR on July 2, 2013. The Company and SIR (while SIR was a consolidated subsidiary of the Company) recognized on a consolidated basis business management fees of $43.3 million for 2013. No incentive fee was paid by the Company to RMR for 2013.

        The Company's property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees the Company and SIR (while SIR was a consolidated subsidiary of the Company) recognized on a consolidated basis were $32.5 million for 2013.

        MacarthurCook Fund Management Limited, or MacarthurCook, previously provided the Company with business and property management services related to the Company's Australian properties. The Company's contract with MacarthurCook terminated on January 31, 2013, and on that date the Company entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of the Company, or CWHAT. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement the Company had with MacarthurCook. RMR Australia is owned by the Company's Managing Trustees and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. The Australia Management Agreement provides for compensation to RMR Australia for business management and real estate investment services at an annual rate equal to 0.5% of the average historical cost of CWHAT's real estate investments, as described in the Australia Management Agreement. The Australia Management Agreement also provides for additional compensation to RMR Australia (i) for property management services at an annual rate equal to 50% of the difference between 3.0% of collected gross rents and the aggregate of all amounts paid or payable by or on behalf of CWHAT to third party property managers, and (ii) for construction supervision services at an annual rate equal to 50% of the difference between 5.0% of constructions costs and any amounts paid to third parties for construction management and/or supervision. Similar to the Company's prior arrangement with respect to fees it paid to MacarthurCook, RMR has agreed to waive half of the fees payable by the Company under its property management agreement with RMR and half of the business management fees otherwise payable by the Company under its business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and the Company or any of its subsidiaries are paying the fees under that agreement. The Australia Management Agreement was approved by the Compensation Committee, which was at the time comprised solely of Independent Trustees. The estimated aggregate business and property management fees the Company recognized pursuant to the Australia Management Agreement during 2013 were $1.6 million, which amount is equal to fees under the business and property management agreements waived by RMR and excluded from the amounts that were payable to RMR during 2013.

        For January 2013, with respect to the Company's investments in Australia, RMR agreed to waive half of the fees payable by the Company under its property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as the Company's business and property management agreement with MacarthurCook with respect to those investments was in effect and the Company or any of its subsidiaries were paying fees under that agreement. MacarthurCook earned approximately $0.2 million in January 2013 with respect to the Company's Australian properties, which amount is equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during that period.

        RMR also provides internal audit services to the Company in return for the Company's share of the total internal audit costs incurred by RMR for the Company and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by the Compensation Committee. The Company's Audit Committee appoints the Company's Director of Internal Audit. The Company's and SIR's (while SIR was a consolidated subsidiary of the Company) share of RMR's costs of providing this internal audit function was, on a consolidated basis, approximately $0.3 million for 2013. These allocated costs are in addition to the business and property management fees the Company and SIR paid to RMR.

        The Company is generally responsible for all of its operating expenses, including certain expenses incurred by RMR on its behalf. The Company is generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to the Company, except for the employment and related expenses of RMR employees who provide on-site property management services and the Company's share of the staff employed by RMR who perform the Company's internal audit function. Pursuant to the Company's amended and restated business management agreement, RMR may from time to time negotiate on the Company's behalf with certain third party vendors and suppliers for the procurement of services to the Company. As part of this arrangement, the Company may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        The current terms of both the Company's amended and restated business management agreement with RMR and the Company's property management agreement with RMR end on December 31, 2014 and automatically renew for successive one year terms unless the Company or RMR give notice of non-renewal before the end of an applicable term. The Company or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate the property management agreement upon five business days' notice if the Company undergoes a change of control, as defined in the property management agreement. As of the date of this Amendment No. 1, no notices of termination have been given or received under the RMR agreements.

        Under the Company's amended and restated business management agreement with RMR, the Company acknowledges that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of the Company and that the Company is not entitled to preferential treatment in receiving information, recommendations and other services from RMR. When the business management agreement was amended and restated on December 19, 2013, a right of first offer provision was eliminated that had provided that, with certain exceptions, if the Company determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, the Company would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition.

        RMR also leases from the Company office space for eleven of its regional offices. The Company earned approximately $0.8 million in rental income from RMR in 2013 with respect to approximately 32,500 square feet of office space, which the Company believes represents commercially reasonable rent for this office space, not all of which was leased to RMR for the entire period. These leases are terminable by RMR if the Company's management agreements with RMR are terminated.

        Under the Company's share award plan, the Company granted restricted shares to certain employees of RMR, some of whom are the Company's officers. The Company granted a total of 73,450 restricted shares with an aggregate value of $1.7 million to such persons in 2013, based upon the closing price of the common shares on the NYSE on the date of grant. All unvested restricted share grants vested upon the removal of all of the Trustees comprising the Company's Board. These share grants to RMR employees were in addition to the fees the Company paid to RMR. On occasion, the

Company entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Company's share award plan. Additionally, each of the Company's President, Treasurer and Chief Financial Officer and Senior Vice President and Chief Operating Officer received grants of restricted shares of other companies to which RMR provides management services, including GOV and SIR, in their capacities as officers of RMR.

GOV

        GOV was formerly the Company's 100% owned subsidiary. The Company's former Managing Trustees are also managing trustees of GOV. RMR provides management services to both the Company and GOV.

        In 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of the Company. In connection with this offering, the Company and GOV entered into a transaction agreement that governs the Company's separation from and relationship with GOV. Pursuant to this transaction agreement, among other things, the Company and GOV agreed that, so long as the Company owns in excess of 10% of GOV's outstanding common shares, the Company and GOV engage the same manager or the Company and GOV have any common managing trustees: (i) the Company will not acquire ownership of properties that are majority leased to government tenants, unless a majority of GOV's independent trustees who are not also the Company's Trustees have determined GOV not make the acquisition; (ii) GOV will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of the Company's Independent Trustees who are not also GOV's trustees have determined the Company not make the acquisition; and (iii) GOV will have a right of first refusal to acquire any property owned by the Company that the Company determines to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties as a result of a change of control of the Company. The provisions described in (i) and (ii) do not prevent GOV from continuing to own and lease its current properties or properties otherwise acquired by GOV that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (i) and (ii) also do not prohibit the Company from leasing its current or future properties to government tenants. The Company and GOV also agreed that disputes arising under the transaction agreement may be resolved by binding arbitration.

        On March 15, 2013, the Company sold all of its 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters' discounts and commissions and expenses) of $239.6 million and the Company realized a gain of $66.3 million. In connection with this public offering, on March 11, 2013, the Company entered into a registration agreement with GOV under which the Company agreed to pay all expenses incurred by GOV relating to the registration and sale of its GOV common shares. The Company incurred $0.3 million of reimbursements payable to GOV pursuant to this agreement. In addition, under the registration agreement, GOV agreed to indemnify the Company and its officers, Trustees and controlling persons, and the Company agreed to indemnify GOV and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act; and the Company and GOV agreed to reimburse payments that the other may make in respect of those liabilities.

SIR

        SIR was formerly the Company's 100% owned subsidiary. The Company is SIR's largest shareholder and, until July 2, 2013, SIR was one of the Company's consolidated subsidiaries. As of the date of this Amendment No. 1, the Company owns 22,000,000 common shares of SIR, which represents approximately 44.1% of SIR's outstanding common shares. The Company's former Managing Trustees are also managing trustees of SIR and the Company's Treasurer and Chief Financial Officer also serves as the treasurer and chief financial officer of SIR. In addition, one of the Company's former Independent Trustees is an independent trustee of SIR. RMR provides management services to both the Company and SIR.

        On March 12, 2012, SIR completed an initial public offering, or the SIR IPO. In connection with the SIR IPO, the Company and SIR entered into a transaction agreement that governs the Company's separation from and relationship with SIR. The transaction agreement provides that, among other things, (i) the current assets and liabilities of the 79 properties that the Company transferred to SIR, as of the time of closing of the SIR IPO, were settled between the Company and SIR so that the Company will retain all pre-closing current assets and liabilities and SIR will assume all post-closing current assets and liabilities and (ii) SIR will indemnify the Company with respect to any liability relating to any property transferred by the Company to SIR, including any liability which relates to periods prior to SIR's formation, other than the pre-closing current assets and current liabilities that the Company retained with respect to the 79 transferred properties.

        On March 25, 2013, the Company entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that the Company owns, and the Company agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering. SIR's obligation to register the shares for resale in an offering is subject to certain conditions and may be terminated in certain circumstances, in each case, as described in the registration agreement. The Company incurred $0.6 million of reimbursements payable to SIR pursuant to this agreement. SIR agreed to indemnify the Company and its officers, Trustees and controlling persons, and the Company agreed to indemnify SIR and its officers, trustees and controlling persons, against certain liabilities in connection with an offering, including liabilities under the Securities Act; and the Company and SIR agreed to reimburse payments that the other may make in respect of those liabilities. SIR has an effective registration statement on Form S-3, which permits resales of SIR's shares by selling shareholders, pursuant to which, and subject to the terms of the registration agreement, the Company may be able to sell its SIR common shares in a registered offering. The registration agreement may be terminated by SIR, at its option, upon a change of control of the Company. A change of control of the Company, as defined in the registration agreement, occurred upon the removal of all of the Company's then Trustees. On March 31, 2014, SIR gave notice to the Company of termination of the registration agreement.

AIC

        The Company, RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company. A majority of the Company's former Trustees, and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. The Company's Governance Guidelines provide that any material transaction between the Company and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of the Board and a majority of the Independent Trustees of the Company. The shareholders agreement among the Company, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2013, the Company had invested approximately $5.2 million in AIC since AIC's formation in 2008. SIR, the Company's former consolidated subsidiary, became a shareholder of AIC during 2012. The Company and SIR (while SIR was a consolidated subsidiary of the Company) recognized income on a consolidated basis of approximately $0.5 million related to the Company's and SIR's investment in AIC for 2013. In June 2013, the Company and the other shareholders of AIC purchased a one-year property insurance policy providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. The Company paid AIC a premium, including taxes and fees, of approximately $6.0 million in connection with that policy, which amount may be adjusted from time to time as the Company acquires or disposes of properties that are included in the policy. In the past, the Company has periodically considered the possibilities for expanding its insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, the Company expects that it may benefit financially by possibly reducing its insurance expenses or by realizing its pro rata share of any profits of this insurance business.

        On March 25, 2014, as a result of the removal, without cause, of all of the Company's Trustees, the Company underwent a change in control, as defined in the shareholders agreement among the Company, the other shareholders of AIC and AIC. In April 2014, as a result of this change in control and in accordance with the terms of the shareholders agreement, the other shareholders of AIC provided notice of exercise of their right to purchase the 20,000 shares of AIC the Company then owned. The aggregate proceeds the Company would receive if those other shareholders fully exercise their right to purchase all of the AIC shares the Company owns would be $5.8 million. The Company expects that those other AIC shareholders will purchase from the Company pro rata all of the AIC shares the Company owns, following which, the Company will no longer own any equity interest in AIC. The repurchase of any of the Company's AIC shares will not affect the Company's current participation in the AIC property insurance program, which is scheduled to expire in June 2014, unless renewed.

Indemnification and Directors' and Officers' Liability Insurance

        In July 2013, the Company, RMR, GOV, SIR and three other companies to which RMR provides management services purchased a combined directors' and officers' liability insurance policy for non-indemnifiable claims providing $10.0 million in aggregate primary non-indemnifiable coverage and $5.0 million in aggregate excess coverage. The Company paid a premium of approximately $0.1 million in connection with this policy.

        Pursuant to the Company's Declaration of Trust and separate indemnification agreements, the Company has advanced amounts incurred for legal fees and costs on behalf of certain current and former Trustees and officers of the Company with respect to the legal proceedings described in "Legal Proceedings" in Item 3 in the Original 10-K. Pursuant to indemnification provisions in the Company's business and property management agreements with RMR, the Company has also advanced amounts incurred for legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as the Company's business and property manager with respect to certain legal proceedings described in Item 3 "Legal Proceedings" in the Original 10-K. The Company incurred approximately $30.4 million in such legal fees and costs in 2013, including the Company's costs.

Other

        The foregoing descriptions of the Company's agreements with RMR, GOV, SIR and AIC are summaries and are qualified in their entirety by the terms of the agreements. A further description of the terms of certain of those agreements is included in the Original 10-K. In addition, copies of certain of the agreements evidencing these relationships are filed with the SEC and may be obtained from the SEC's website, at www.sec.gov.

        The Company believes that its agreements with RMR, GOV, SIR and AIC are on commercially reasonable terms. The Company also believes that its relationships with RMR, GOV, SIR and AIC and their affiliated and related persons and entities benefit the Company and, in fact, provide the Company with competitive advantages in operating and growing its business.

Independence of Trustees

        The Company currently has no Trustees and, accordingly, no Independent Trustees.

Item 14.    Principal Accountant Fees and Services.

        Ernst & Young LLP acted as the Company's independent registered public accounting firm for 2013 and 2012. The fees and expenses to date for services provided by Ernst & Young LLP to the Company for the last two fiscal years are listed in the table below and, for 2012, include fees for services provided to the Company's then consolidated public company subsidiary, SIR, which completed the SIR IPO in March 2012:

	2013	2012
Audit fees	$1,219,307	$2,536,481
Audit related fees	70,500	68,267
Tax fees	23,450	42,123

Subtotal	1,313,257	2,646,871
All other fees	—	—

Total fees	$1,313,257	$2,646,871

        The Company has no Trustees, and, therefore, there are no Trustees serving on an Audit Committee of the Board. The disclosure set forth below relates to periods prior to the removal of all of the Company's then Trustees on March 25, 2014. A new Board may change the Company's policies and practices with respect to the matters discussed below.

        The Company's Audit Committee previously established policies and procedures that are intended to control the services provided by the Company's independent registered public accounting firm and to monitor their continuing independence. Under these policies, no services may be undertaken by the independent registered public accounting firm unless the engagement is specifically approved by the Audit Committee or the services are included within a category that has been approved by the Audit Committee. The maximum charge for services is established by the Audit Committee when the specific engagement or the category of services is approved. In certain circumstances, the Company's management is required to notify the Audit Committee when approved services are undertaken and the Audit Committee or its Chair may approve amendments or modifications to the engagement or the maximum fees. The Company's Director of Internal Audit is responsible to report to the Audit Committee regarding compliance with these policies and procedures.

        The Audit Committee will not approve engagements of the independent registered public accounting firm to perform non-audit services for the Company if doing so will cause the independent registered public accounting firm to cease to be independent within the meaning of applicable SEC or NYSE rules. In other circumstances, the Audit Committee considers, among other things, whether the independent registered public accounting firm is able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the Public Company Accounting Oversight Board Rules.

        All services for which the Company engaged its independent registered public accounting firm in 2013 and 2012 were approved by the Company's Audit Committee. The total fees for audit and non-audit services provided by Ernst & Young LLP in 2013 and 2012 are set forth above. Audit related fees in 2013 and 2012 related to services provided with respect to our leases. The tax fees charged by Ernst & Young LLP during 2013 and 2012 were for services involved in reviewing the Company's tax reporting and tax compliance procedures related to the Company's income tax returns for the fiscal years ended December 31, 2012 and 2011, respectively. The Company's Audit Committee approved the engagement of Ernst & Young LLP to provide these non-audit services because it determined that Ernst & Young LLP providing these services would not compromise its independence and that its familiarity with the Company's record keeping and accounting systems would permit it to provide these services with equal or higher quality, more quickly and at a lower cost than the Company could obtain these services from other providers.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The financial statements required by this Item are included in Item 8 of the Original 10-K.

  The financial statement schedules required by this Item are included in Item 8 of the Original 10-K.

        The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the "Index to Exhibits for CommonWealth REIT 10-K/A."

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH REIT
By:	/s/ ADAM D. PORTNOY Adam D. Portnoy President
Dated: April 30, 2014

Index to Exhibits for CommonWealth REIT 10-K/A

Exhibit Number	Description
3.1	Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K/A dated July 21, 2010.)
3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)
3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)
3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)
3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-09317.)
3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)
3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)
3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2005, File Number 001-09317.)
3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 2005, File Number 001-09317.)
3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 2006, File Number 001-09317.)
3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 2006, File Number 001-09317.)
3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2006, File Number 001-09317.)
3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2007, File Number 001-09317.)
3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2011.)
3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 12, 2013.)
3.16	Articles Supplementary, dated December 22, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)
3.17	Amended and Restated Bylaws of the Company, adopted December 22, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)
3.18	Interim Arbitration Award dated November 18, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2013.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)

Exhibit Number	Description
4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
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
4.6
Amendment No. 1 to Renewed Rights Agreement, dated as of December 23, 2013, between the Company and Wells Fargo Bank, National Association, as Rights Agent.(Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2013.)
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

Exhibit Number	Description
4.15	Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated July 25, 2012.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
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
10.6	Letter, dated January 31, 2013, from Reit Management & Research LLC to the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2013.)
10.7	Registration Agreement, dated March 11, 2013, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2013.)
10.8	Registration Agreement, dated March 25, 2013, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2013.)
10.9	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 17, 2003, File Number 001-09317.)
10.10	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
10.11	CommonWealth REIT 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2012.)
10.12	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.13	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
10.14	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 14, 2013.)

Exhibit Number	Description
10.15	Credit Agreement, dated as of August 9, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 9, 2010.)
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
10.28
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, the Company, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
21.1	Subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
23.1	Consent of Ernst & Young LLP. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
31.2	Rule 13a-14(a) Certification. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
31.3	Rule 13a-14(a) Certification. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
31.5	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
99.1	Audited Financial Statements as of December 31, 2013 for Select Income REIT. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)

(+)
Management contract or compensatory plan or arrangement.