Form 10-Q
period 2014-03-31
CommonWealth REIT
filed 2014-05-08
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 7, 2014: 118,436,415.

COMMONWEALTH REIT

FORM 10-Q

March 31, 2014

References in this Quarterly Report on Form 10-Q to the “Company”, “CWH”, “we”, “us” or “our” refer to CommonWealth REIT and its consolidated subsidiaries, as of March 31, 2014, unless the context indicates otherwise.

EXPLANATORY NOTE

On March 18, 2014, Related Fund Management, LLC and Corvex Management LP, or together, Related/Corvex, delivered to CWH written consents they represented were from a sufficient number of holders of our outstanding common shares, to remove, without cause, all of CWH’s then Trustees and any other person or persons elected or appointed to the Board of Trustees of CWH prior to the effective time of the Related/Corvex removal proposal. After inspection, the then Board of Trustees of CWH certified the results of the Related/Corvex consent solicitation on March 25, 2014, whereupon all of the then Trustees of CWH were removed. The officers of CWH have called a special meeting of shareholders to be held on May 23, 2014 for the purpose of electing new Trustees of CWH.

Because our entire Board of Trustees was removed during the quarter ended March 31, 2014, we ceased to actively market two central business district properties (two buildings) and 29 suburban properties (65 buildings) which we had classified as held for sale as of December 31, 2013.  Therefore, for this and other reasons, these properties no longer meet the requirements under U.S. generally accepted accounting principles for classification as held for sale, and the financial information presented in this Quarterly Report on Form 10-Q reflects the reclassification of these properties from discontinued operations to continuing operations for all periods presented.  Properties classified as held for sale as of December 31, 2013 which are subject to an agreement for sale have not been reclassified from discontinued operations to continuing operations.

The financial information presented in this Quarterly Report on Form 10-Q includes the results of operations of Select Income REIT, or SIR, for periods prior to July 2, 2013 when SIR was CWH’s consolidated subsidiary, unless the context indicates otherwise.  SIR is itself a public company that has common shares registered under the Securities Exchange Act of 1934, as amended.  On July 2, 2013, SIR completed an underwritten public offering of its common shares, at which time we ceased to own a majority of SIR’s common shares.  Accordingly, following July 2, 2013, we no longer consolidate our investment in SIR, but instead account for such investment under the equity method.  For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or the SEC, which are available at the SEC’s website at www.sec.gov.  References in this Quarterly Report on Form 10-Q to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report on Form 10-Q.

INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q REFLECTS THE VIEWS, BELIEFS, EXPECTATIONS AND JUDGMENTS OF OUR CURRENT MANAGEMENT AND HAS NOT BEEN REVIEWED BY A BOARD OF TRUSTEES OR AUDIT COMMITTEE OF CWH.  A NEW BOARD OF TRUSTEES OR NEW MANAGEMENT OF CWH MAY HAVE DIFFERENT VIEWS, BELIEFS, EXPECTATIONS AND JUDGMENTS.

i

PART I.                   Financial Information

Item 1.                          Financial Statements.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$747,181	$699,135
Buildings and improvements	5,168,335	4,838,030
	5,915,516	5,537,165
Accumulated depreciation	(934,776)	(895,059)
	4,980,740	4,642,106
Properties held for sale	214,677	573,531
Acquired real estate leases, net	244,634	255,812
Equity investments	518,934	517,991
Cash and cash equivalents	177,555	222,449
Restricted cash	17,441	22,101
Rents receivable, net of allowance for doubtful accounts of $7,462 and $7,885, respectively	239,766	223,769
Other assets, net	206,967	188,675
Total assets	$6,600,714	$6,646,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$235,000	$235,000
Senior unsecured debt, net	1,856,135	1,855,900
Mortgage notes payable, net	898,804	914,510
Liabilities related to properties held for sale	23,066	28,734
Accounts payable and accrued expenses	136,482	165,855
Assumed real estate lease obligations, net	33,064	33,935
Rent collected in advance	29,618	27,553
Security deposits	13,682	11,976
Due to related persons	15,793	9,385
Total liabilities	3,241,644	3,282,848

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 15,180,000 shares issued and outstanding, aggregate liquidation preference $379,500	368,270	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 118,413,730 and 118,386,918 shares issued and outstanding, respectively	1,184	1,184
Additional paid in capital	4,217,651	4,213,474
Cumulative net income	2,230,288	2,209,840
Cumulative other comprehensive loss	(26,724)	(38,331)
Cumulative common distributions	(3,111,868)	(3,082,271)
Cumulative preferred distributions	(585,122)	(573,971)
Total shareholders’ equity	3,359,070	3,363,586
Total liabilities and shareholders’ equity	$6,600,714	$6,646,434

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$172,040	$211,300
Tenant reimbursements and other income	45,220	51,312
Total revenues	217,260	262,612

Expenses:
Operating expenses	101,731	104,130
Depreciation and amortization	51,649	62,570
General and administrative	24,848	16,663
Reversal of loss on asset impairment	(4,761)	—
Acquisition related costs	5	628
Total expenses	173,472	183,991

Operating income	43,788	78,621

Interest and other income	384	455
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of ($309) and $608, respectively)	(37,935)	(51,896)
Loss on early extinguishment of debt	—	(60,027)
Gain on sale of equity investment	—	66,293
Gain on issuance of shares by an equity investee	109	—
Income from continuing operations before income tax expense and equity in earnings of investees	6,346	33,446
Income tax expense	(555)	(988)
Equity in earnings of investees	10,934	4,262
Income from continuing operations	16,725	36,720
Discontinued operations:
Income (loss) from discontinued operations	4,011	(6)
Loss on asset impairment from discontinued operations	(288)	(3,946)
Gain on sale of properties from discontinued operations	—	1,260
Income before gain on sale of properties	20,448	34,028
Gain on sale of properties	—	1,596
Net income	20,448	35,624
Net income attributable to noncontrolling interest in consolidated subsidiary	—	(9,957)
Net income attributable to CommonWealth REIT	20,448	25,667
Preferred distributions	(11,151)	(11,151)
Net income available for CommonWealth REIT common shareholders	$9,297	$14,516

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$5,574	$17,208
Income (loss) from discontinued operations	4,011	(6)
Loss on asset impairment from discontinued operations	(288)	(3,946)
Gain on sale of properties from discontinued operations	—	1,260
Net income	$9,297	$14,516

Weighted average common shares outstanding — basic and diluted	118,400	94,154

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations	$0.05	$0.18
Income (loss) from discontinued operations	$0.03	$(0.03)
Net income available for common shareholders	$0.08	$0.15

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$20,448	$35,624

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	1,000	1,051
Foreign currency translation adjustments	10,587	973
Equity in unrealized income (loss) of an investee	20	(16)
Total comprehensive income	32,055	37,632

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	—	(9,953)

Comprehensive income attributable to CommonWealth REIT	$32,055	$27,679

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,448	$35,624
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,682	47,349
Net amortization of debt discounts, premiums and deferred financing fees	(309)	629
Straight line rental income	(5,977)	(10,962)
Amortization of acquired real estate leases	11,979	16,903
Other amortization	4,231	4,800
(Reversal of) loss on asset impairment	(4,473)	3,946
Loss on early extinguishment of debt	—	60,027
Equity in earnings of investees	(10,934)	(4,262)
Gain on sale of equity investment	—	(66,293)
Gain on issuance of shares by an equity investee	(109)	—
Distributions of earnings from investees	10,120	4,111
Gain on sale of properties	—	(2,856)
Other non-cash expenses	10,496	—
Change in assets and liabilities:
Restricted cash	5,362	3,100
Rents receivable and other assets	(18,250)	(21,203)
Accounts payable and accrued expenses	(12,545)	(27,769)
Rent collected in advance	(1,125)	(1,948)
Security deposits	204	(42)
Due to related persons	(173)	1,678
Cash provided by operating activities	46,627	42,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(149,318)
Real estate improvements	(38,457)	(26,964)
Principal payments received from direct financing lease	1,795	1,711
Proceeds from sale of properties, net	—	2,163
Proceeds from sale of equity investment, net	—	239,576
Distributions in excess of earnings from investees	—	168
Increase in restricted cash	(702)	(1,197)
Cash (used in) provided by investing activities	(37,364)	66,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	626,991
Repurchase and retirement of outstanding debt securities	—	(728,021)
Proceeds from borrowings	—	921,000
Payments on borrowings	(14,066)	(942,135)
Deferred financing fees	—	(1,193)
Distributions to common shareholders	(29,597)	(20,951)
Distributions to preferred shareholders	(11,151)	(11,151)
Distributions to noncontrolling interest in consolidated subsidiary	—	(7,259)
Cash used in financing activities	(54,814)	(162,719)

Effect of exchange rate changes on cash	657	221

Decrease in cash and cash equivalents	(44,894)	(53,527)
Cash and cash equivalents at beginning of period	222,449	102,219
Cash and cash equivalents at end of period	$177,555	$48,692

See accompanying notes.

COMMONWEALTH REIT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43,228	$71,368
Taxes paid	2,321	507

NON-CASH INVESTING ACTIVITIES:
Investment in real estate mortgage receivable	$—	$(7,688)

See accompanying notes.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of CommonWealth REIT and its subsidiaries, or the Company, CWH, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We are required to adopt ASU 2014-08 prospectively for all disposals or components of our business classified as held for sale during fiscal periods beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our condensed consolidated financial statements.

Note 3.  Board of Trustees

On March 18, 2014, Related Fund Management, LLC and Corvex Management LP, or together, Related/Corvex, delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove, without cause, all of our then Trustees and any other person or persons elected or appointed to our Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than 2/3 of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove, without cause, all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our Trustees certified their removal as Trustees of CWH.  As a result, we currently have no Trustees and therefore no Trustees serving on our Board of Trustees or on an Audit Committee, Compensation Committee or Nominating and Governance Committee of our Board of Trustees.

Our officers have called a special meeting of shareholders to be held on May 23, 2014 for the purpose of electing new Trustees of CWH.  For further information regarding this special meeting, please see the Definitive Information Statement we filed with the Securities and Exchange Commission, or the SEC, on April 11, 2014.  Copies of all our documents filed with the SEC are available at the SEC’s website, www.sec.gov.

Note 4.  Real Estate Properties

During the three months ended March 31, 2014, we made improvements to our properties totaling $27,830.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Property Sales:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale, as such on our condensed consolidated balance sheets.  As of March 31, 2014, we had one central business district, or CBD, property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet held for sale.  As of March 31, 2014, these properties are subject to an agreement for sale which we currently expect to close.

During the three months ended March 31, 2014, we ceased to actively market two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet which we had previously classified as held for sale as of December 31, 2013, which were not under agreement for sale when our entire Board of Trustees was removed.  These properties were reclassified to properties held and used in operations because they no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4,761 which includes the elimination of estimated costs to sell.

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

Balance Sheets:

	March 31, 2014	December 31, 2013
Real estate properties	$201,557	$536,552
Acquired real estate leases	4,943	6,937
Rents receivable	4,207	14,180
Other assets, net	3,970	15,862
Properties held for sale	$214,677	$573,531

Mortgage notes payable	$19,688	$20,018
Assumed real estate lease obligations	1,419	2,070
Rent collected in advance	859	4,043
Security deposits	1,100	2,603
Liabilities related to properties held for sale	$23,066	$28,734

Income Statements:

	Three Months Ended March 31,
	2014	2013
Rental income	$7,274	$15,512
Tenant reimbursements and other income	522	1,731
Total revenues	7,796	17,243

Operating expenses	3,479	11,564
Depreciation and amortization	—	3,953
General and administrative	3	1,287
Total expenses	3,482	16,804

Operating income	4,314	439

Interest and other income	—	3
Interest expense	(303)	(448)
Income (loss) from discontinued operations	$4,011	$(6)

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

	March 31,	December 31,
	2014	2013
Total minimum lease payments receivable	$20,962	$22,986
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(7,945)	(8,174)
Net investment in direct financing lease	$17,968	$19,763

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at March 31, 2014 and December 31, 2013.  Our direct financing lease has an expiration date in 2045.

Note 6.  Equity Investments

At March 31, 2014 and December 31, 2013, we had the following equity investments in Select Income REIT, or SIR, Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC:

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
					Three Months Ended
	March 31,	December 31,	March 31,	December 31,	March 31,
	2014	2013	2014	2013	2014	2013
SIR	44.1%	44.2%	$513,099	$512,078	$11,032	$—
GOV	0.0%	0.0%	—	—	—	4,111
AIC	12.5%	12.5%	5,835	5,913	(98)	151
			$518,934	$517,991	$10,934	$4,262

At March 31, 2014, we owned 22,000,000, or approximately 44.1%, of the common shares of beneficial interest of SIR, with a carrying value of $513,099 and a market value, based on quoted market prices, of $665,940 ($30.27 per share).  SIR is a real estate investment trust, or REIT, that is primarily focused on owning and investing in net leased, single tenant properties and was one of our consolidated subsidiaries until July 2, 2013.  On July 2, 2013, our ownership percentage of SIR was reduced to below 50% and we began accounting for our investment in SIR under the equity method.  Under the equity method, we record our percentage share of net earnings of SIR in our consolidated statements of operations.  Prior to July 2, 2013, the operating results and investments of SIR were included in our consolidated results of operations and financial position.  On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17,609.  As required under GAAP, we are amortizing this difference to equity in earnings of investees over a 34 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings as determined under applicable accounting standards.  See Note 15 for additional information regarding SIR.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

During the three months ended March 31, 2014, we received cash distributions from SIR totaling $10,120.

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, or the SIR Quarterly Report, includes the results of operations for periods prior to July 2, 2013 (the date on which SIR ceased to be our consolidated subsidiary), which are included on a consolidated basis in our condensed consolidated results of operations when SIR was our consolidated subsidiary.  References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2014	2013
Real estate properties, net	$1,573,489	$1,579,234
Acquired real estate leases, net	125,530	129,426
Cash and cash equivalents	204,319	20,025
Rents receivable, net	58,462	55,335
Other assets, net	22,515	17,839
Total assets	$1,984,315	$1,801,859

Revolving credit facility	$345,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	19,232	27,147
Assumed real estate lease obligations, net	26,239	26,966
Other liabilities	41,856	40,055
Shareholders’ equity	1,201,988	1,198,691
Total liabilities and shareholders’ equity	$1,984,315	$1,801,859

Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2014	2013
Rental income	$45,063	$37,458
Tenant reimbursements and other income	7,965	6,402
Total revenues	53,028	43,860

Operating expenses	9,979	7,874
Depreciation and amortization	9,294	6,665
Acquisition related costs	238	533
General and administrative	5,176	2,719
Total expenses	24,687	17,791
Operating income	28,341	26,069

Interest expense	(3,358)	(3,473)
Gain on early extinguishment of debt	243	—
Income before income tax expense and equity in earnings (loss) of an investee	25,226	22,596
Income tax expense	(71)	(40)
Equity in earnings (loss) of an investee	(97)	76
Net income	$25,058	$22,632

Weighted average common shares outstanding	49,841	39,283

Net income per common share	$0.50	$0.58

As of March 31, 2014, we had invested $5,209 in AIC, an insurance company owned in equal proportion by us, our manager, Reit Management & Research LLC, or RMR, GOV, SIR and four other companies to which RMR provides management services.  At March 31, 2014, we owned 12.5% of AIC with a carrying value of $5,835.  For the three months ended March 31, 2013, during which time SIR was both a shareholder of AIC and our consolidated subsidiary, our condensed consolidated financial statements include SIR’s equity investment interest in AIC.  We use the equity method to account for our investment in AIC because we believe that

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

during the relevant period we had significant influence over AIC as a majority of our former Trustees, our President and principals of our manager are also directors of AIC.  Under the equity method, we record our and our percentage share of SIR’s percentage share of net earnings from AIC while SIR was our consolidated subsidiary in our condensed consolidated statements of operations.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings as determined under applicable accounting standards.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and the financial condition and prospects for AIC’s insurance business.  See Note 15 for additional information about our investment in AIC.

On March 25, 2014, as a result of the removal, without cause, of all of our Trustees, we underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  In April 2014, as a result of this change in control and in accordance with the terms of the shareholders agreement, the other shareholders of AIC provided notice of exercise of their right to purchase the 20,000 shares of AIC we own.  The aggregate proceeds we would receive if those other shareholders fully exercise their right to purchase all of the AIC shares we own would be $5,776.  We expect that those other AIC shareholders will purchase from us pro rata all of the AIC shares we own, following which we will no longer own any equity interest in AIC.  The purchase of any of our AIC shares will not affect our current participation in the AIC property insurance program, which is scheduled to expire in June 2014, unless renewed.

Note 7.  Real Estate Mortgages Receivable

As of March 31, 2014 and December 31, 2013, we had total real estate mortgages receivable with an aggregate carrying value of $8,107 included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7,688 at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $419 at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012; this real estate mortgage requires monthly interest payments and matures on April 30, 2019.

Note 8.  Shareholders’ Equity

Common Share Issuances:

On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to two of our former Trustees as part of their then annual compensation.

On February 7, 2014, March 7, 2014, April 7, 2014 and May 7, 2014, we issued 12,187, 10,625, 11,410 and 11,275 common shares, respectively, to RMR pursuant to the amended and restated business management agreement discussed in Note 15.

Share Awards:

As a result of the removal, without cause, of our Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the three months ended March 31, 2014, we recorded $3,412 of compensation expense related to the vesting of these shares.

Common and Preferred Share Distributions:

On February 15, 2014, we paid a quarterly distribution on our series D cumulative convertible preferred shares, or series D preferred shares, of $0.4063 per share, or $6,167, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $4,984, both of which were paid to shareholders of record as of February 1, 2014.

On February 21, 2014, we paid a quarterly distribution on our common shares of $0.25 per share, or $29,597, to shareholders of record on January 13, 2014.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by CWH’s Board of Trustees. Accordingly, no additional distributions may be declared on our preferred shares or common shares until new Trustees are elected and qualified and take action to declare such distributions, if any.

Series D Preferred Shares:

As of March 31, 2014, we had 15,180,000 outstanding series D preferred shares. The removal, without cause, of our entire prior Board of Trustees on March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our articles supplementary setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares have the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until prior to the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014.

Note 9.  Cumulative Other Comprehensive Income (Loss)

The following table presents the amounts recognized in cumulative other comprehensive income (loss) by component for the three months ended March 31, 2014:

	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balances as of December 31, 2013	$(11,706)	$(26,647)	$22	$(38,331)

Other comprehensive income (loss) before reclassifications	(229)	10,587	27	10,385
Amounts reclassified from cumulative other comprehensive income (loss) to net income	1,229	—	(7)	1,222
Net current period other comprehensive income	1,000	10,587	20	11,607

Balances as of March 31, 2014	$(10,706)	$(16,060)	$42	$(26,724)

The following table presents reclassifications out of cumulative other comprehensive income (loss) for the three months ended March 31, 2014:

	Amounts Reclassifed from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net Income	Statement of Operations

Interest rate swap contracts	$1,229	Interest expense

Unrealized gains and losses on available for sale securities	(7)	Equity in earnings of investees
	$1,222

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 10.  Indebtedness

Prepayments:

In March 2014, we prepaid $11,988 of mortgage debt using cash on hand.

Unsecured Revolving Credit Facility and Unsecured Term Loan:

We have a $750,000 unsecured revolving credit facility, maturing on October 19, 2015, that we have used in the past for general business purposes, including acquisitions.  We also have a $500,000 unsecured term loan that matures in December 2016.  The removal of our entire Board of Trustees, without cause, constitutes events of default under our revolving credit facility and term loan agreements and, as a result, we are not able to borrow under our revolving credit facility.  Effective as of April 11, 2014, we entered into separate forbearance agreements regarding our revolving credit facility and term loan agreements in respect of which we were required to pay certain fees to, and expenses of, the lenders. Pursuant to each forbearance agreement, the applicable lenders have agreed, on and subject to the terms and conditions set forth therein, to forbear during the period described below from exercising certain of their rights and remedies under the revolving credit facility or term loan, as applicable, including, without limitation, their right to accelerate repayment of the loans thereunder and to require that the loans bear interest at the post-default rate. The forbearance period under each forbearance agreement runs from April 11, 2014 through the first to occur of the following:

•                  5:00 p.m. Eastern time on July 10, 2014;

•                  5:00 p.m. Eastern time on the date 21 calendar days following the date on which our shareholders elect a replacement Board of Trustees;

•                  the occurrence of any event of default (other than with respect to an event of default as a result of the removal of our entire Board of Trustees, without cause, or our failure to provide quarterly financial statements and related certificates to the lenders) under the revolving credit facility agreement or the term loan agreement, as applicable;

•                  our failure to continue to satisfy certain minimum available cash requirements, including maintaining 80% (eighty percent) of the net cash proceeds received from certain asset dispositions;

•                  our exercise of our right to repurchase any series D preferred shares otherwise convertible upon a Fundamental Change, as defined in our articles supplementary setting forth the terms of the series D preferred shares; or

•                  our breach of the forbearance agreement.

Upon termination of the forbearance period, the lenders under our revolving credit facility and term loan agreements will be entitled to exercise certain remedies, including the right to accelerate repayment of their loans and to require that their loans bear interest at the post-default rate.  A new Board of Trustees and management will be required to negotiate with our bank lenders for amendments to, or waivers under, our revolving credit facility and term loan agreements, or explore alternatives for funding the repayment of amounts outstanding under these agreements. Access to various types of future financing sources, including debt or equity offerings and new bank loan facilities, will depend upon a number of factors, including our business practices and plans under a new Board of Trustees, our credit ratings and market conditions.  We can provide no assurance regarding the future availability of borrowings under our revolving credit facility, our access to future financing or whether some or all of our indebtedness may be accelerated.

Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of March 31, 2014.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the three months ended March 31, 2014 and 2013.  As a result of the event of default described above, subject to the terms of the applicable forbearance agreement, lenders under our revolving credit facility may elect to apply the post-default interest rate, which is generally an additional 4% to the then prevailing

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

interest rate under this agreement, to borrowings outstanding thereunder.  As of March 31, 2014, we had $235,000 outstanding under our revolving credit facility.

Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of March 31, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2014, the interest rate for the amount outstanding under our term loan was 2.0%.  The weighted average interest rate for the amount outstanding under our term loan was 2.0% and 2.1% for the three months ended March 31, 2014 and 2013, respectively.  As a result of the event of default described above, subject to the terms of the applicable forbearance agreement, lenders under our term loan may elect to apply the post-default interest rate, which is generally an additional 4% to the then prevailing interest rate under this agreement, to borrowings outstanding thereunder.

Credit Facility and Term Loan Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At March 31, 2014, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements, except for the defaults noted above.

Mortgage Debt:

At March 31, 2014, 12 of our continuing properties (17 buildings) costing $1,250,900 with an aggregate net book value of $1,087,104 secured mortgage notes totaling $898,804 (including net premiums and discounts) maturing from 2015 through 2026.  In addition, we had mortgage debt secured by two properties (three buildings) classified as held for sale totaling $19,688 (including net premiums and discounts).

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  Our provision for income taxes consists of the following:

	Three Months Ended March 31,
	2014	2013
State	$34	$163
Foreign	521	825
Income tax provision	$555	$988

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2014, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts(1)	$(10,706)	$—	$(10,706)	$—

Non-Recurring Fair Value Measurements:
Properties held for sale(2)	$213,244	$—	$—	$213,244

(1)         The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)         As of March 31, 2014, we recorded a loss on asset impairment totaling $288 for one of our CBD properties (two buildings) and 13 of our suburban properties (41 buildings) to reduce the aggregate carrying value of these properties from $213,532 to their estimated fair value of $218,000, reflected in the table below, or $213,244 net of costs to sell.  All of these properties were classified as held for sale as of December 31, 2013.  We used current contracted sale prices (level 3 inputs) in determining the fair value of these properties.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at March 31, 2014 were as follows:

Description	Fair Value at March 31, 2014	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Properties held for sale on which we recognized impairment losses	$218,000	Current Contracted Sale Prices	N/A	N/A

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.  Although we have not done so as of March 31, 2014, and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $172,822 of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $1,000 and $1,051 during the three months ended March 31, 2014 and 2013, respectively, based primarily on changes in market interest rates.  As of March 31, 2014 and December 31, 2013, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheets totaled ($10,706) and ($11,706), respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.  The table below presents the effects of our interest rate derivatives on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$(11,706)	$(16,624)
Amount of loss recognized in cumulative other comprehensive income	(229)	(185)
Amount of loss reclassified from cumulative other comprehensive income into interest expense	1,229	1,236
Unrealized gain on derivative instruments	1,000	1,051
Balance at end of period	$(10,706)	$(15,573)

Over the next 12 months, we estimate that approximately $4,916 will be reclassified from cumulative other comprehensive income as an increase to interest expense.

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At March 31, 2014 and December 31, 2013, the fair values of these additional financial instruments, excluding mortgage debt related to properties held for sale, were not materially different from their carrying values, except as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes and mortgage notes payable	$2,082,117	$2,174,291	$2,097,164	$2,143,834

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2014, no single tenant of ours is responsible for more than 3% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Note 13.  Earnings Per Common Share

As of March 31, 2014, we had 15,180,000 series D preferred shares that were convertible on that date or during the three months then ended into 7,298,165 of our common shares and the effect of our convertible preferred shares on income from continuing operations attributable to CommonWealth REIT common shareholders per share was anti-dilutive for all periods presented.

As discussed in Note 8, the removal, without cause, of our entire Board of Trustees on March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares. Pursuant to such right, the holders of series D preferred shares have the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until prior to the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014.  The issuance of a large number of common shares as a result of the exercise of this Fundamental Change Conversion Right may have a dilutive effect on income from continuing operations attributable to CommonWealth REIT common shareholders per share for future periods.

Note 14.  Segment Information

Our primary business is the ownership and operation of a nationwide portfolio of properties.  We account for each of our individual properties as a separate operating segment.  We have aggregated our separate operating segments into two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties.  More than 90% of our CBD and suburban properties are office properties.  Each of our reportable segments includes within its segments properties with similar operating and economic characteristics that are subject to unique supply and demand conditions.  Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures, and our management responsibilities do not vary significantly from location to location based on the size of the property or geographic location within each primary reporting segment.  We use property net operating income, or NOI, to evaluate the performance of our operating segments.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  See Note 6 for financial information relating to SIR.

As of March 31, 2014, we owned 40 CBD properties (53 buildings) and 116 suburban properties (209 buildings), excluding properties classified as held for sale.  The prior period has been restated to reflect properties reclassified from discontinued operations to continuing operations during 2014.  See Note 4 for additional information regarding our properties and the reasons for this reclassification.

Property level information by operating segment for properties classified as held and used in operations as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	As of March 31,
	2014	2013
Square feet (in thousands):
CBD properties	21,889	22,146
Suburban properties	21,024	46,091
Total properties	42,913	68,237

	Three Months Ended March 31,
	2014	2013
Rental income:
CBD properties	$110,239	$112,171
Suburban properties	61,801	99,129
Total properties	$172,040	$211,300

Tenant reimbursements and other income:
CBD properties	$30,241	$31,108
Suburban properties	14,979	20,204
Total properties	$45,220	$51,312

NOI:
CBD properties	$73,170	$78,985
Suburban properties	42,359	79,497
Total properties	$115,529	$158,482

As of March 31, 2014, our investments in CBD properties and suburban properties, net of accumulated depreciation, excluding properties classified as held for sale, were $3,072,571 and $1,908,169, respectively, including $146,892 of CBD properties and $92,284 of suburban properties located in Australia.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and companywide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net income for the three months ended March 31, 2014 and 2013, is as follows:

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Rental income	$172,040	$211,300
Tenant reimbursements and other income	45,220	51,312
Operating expenses	(101,731)	(104,130)
NOI	$115,529	$158,482

NOI	$115,529	$158,482
Depreciation and amortization	(51,649)	(62,570)
General and administrative	(24,848)	(16,663)
Reversal of loss on asset impairment	4,761	—
Acquisition related costs	(5)	(628)
Operating income	43,788	78,621

Interest and other income	384	455
Interest expense	(37,935)	(51,896)
Loss on early extinguishment of debt	—	(60,027)
Gain on sale of equity investment	—	66,293
Gain on issuance of shares by an equity investee	109	—
Income from continuing operations before income tax expense and equity in earnings of investees	6,346	33,446
Income tax expense	(555)	(988)
Equity in earnings of investees	10,934	4,262
Income from continuing operations	16,725	36,720
Income (loss) from discontinued operations	4,011	(6)
Loss on asset impairment from discontinued operations	(288)	(3,946)
Gain on sale of properties from discontinued operations	—	1,260
Income before gain on sale of properties	20,448	34,028
Gain on sale of properties	—	1,596
Net income	$20,448	$35,624

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

One of our former Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other former Managing Trustee and our President, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our other executive officers is also an officer of RMR. Two of our former Independent Trustees serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $15,378 and $11,905 for the three months ended March 31, 2014 and 2013, respectively. The fees for the three months ended March 31, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses and income (loss) from discontinued operations, as appropriate, in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 34,222 of our common shares to RMR for the three months ended March 31, 2014 as payment for 10% of the base business management fee we recognized for such period.  On May 7, 2014, we issued 11,275 of our common shares as payment for 10% of the base business management fee we recognized for April 2014.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $6,970 and $8,376 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

The business management fees, property management fees and construction supervision fees that we incurred during the three months ended March 31, 2013 include fees incurred by SIR, as SIR was a consolidated subsidiary of ours during that period.

MacarthurCook Fund Management Limited, or MacarthurCook, previously provided us with business and property management services related to our Australian properties. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia Asset Management Pty Limited, or RMR Australia, for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our former Managing Trustees and our President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $430 for the three months ended March 31, 2014, which amount is equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the three months ended March 31, 2014. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $320 for the period from February 1, 2013 to March 31, 2013, which amount is equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during such period.

For January 2013, RMR agreed to waive half of the fees payable by us under our property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook with respect to those investments was in effect and we or any of our subsidiaries were paying fees under that agreement. MacarthurCook earned $161 in January 2013 with respect to our

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

Australian properties, which amount is equal to the fees waived by RMR and excluded from the amount that was payable to RMR during that month.

The removal of our Board of Trustees constitutes a “change of control” under our property management agreement with RMR, triggering a termination right for RMR.  In addition, either we or RMR may terminate our business management agreement with RMR upon 60 days’ prior written notice for any reason.

GOV:  GOV was formerly our 100% owned subsidiary. Our former Managing Trustees and our President are also managing trustees of GOV. RMR provides management services to both us and GOV. GOV’s executive officers are officers of RMR.

In 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of ours. To facilitate this offering, we and GOV entered into a transaction agreement that governs our separation from and relationship with GOV. Pursuant to this transaction agreement and subject to certain conditions, among other things, we granted GOV the right of first refusal to acquire any property owned by us that we determine to divest, if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties as a result of a change of control of us.

On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of $239,576 and we realized a gain of $66,293. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares. We incurred $310 of reimbursements payable to GOV pursuant to this agreement during 2013. In addition, under the registration agreement, GOV agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify GOV and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

SIR:  SIR was formerly our 100% owned subsidiary. We are SIR’s largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries. As of March 31, 2014, we owned 22,000,000 common shares of SIR, which represented approximately 44.1% of SIR’s outstanding common shares. Our former Managing Trustees and our President are also managing trustees of SIR and our Treasurer and Chief Financial Officer also serves as the treasurer and chief financial officer of SIR. In addition, one of our former Independent Trustees is an independent trustee of SIR. RMR provides management services to both us and SIR. SIR’s executive officers are officers of RMR.

In March 2012, SIR completed an initial public offering, or the SIR IPO. To facilitate the SIR IPO, we and SIR entered into a transaction agreement that governs our separation from and relationship with SIR. The transaction agreement provides that, among other things, (i) the current assets and liabilities of the 79 properties that we transferred to SIR, as of the time of closing of the SIR IPO, were settled between us and SIR so that we retained all pre-closing current assets and liabilities and SIR assumed all post-closing current assets and liabilities and (ii) SIR will indemnify us with respect to any liability relating to any property transferred by us to SIR, including any liability which relates to periods prior to SIR’s formation, other than the pre-closing current assets and current liabilities that we retained with respect to the 79 transferred properties.

In March 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we own, and SIR filed a registration statement on Form S-3 to permit the resale by us of some or all of the common shares of SIR we own. We have not sold any of the common shares of SIR that we own pursuant to that registration statement. Under the registration agreement, we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering. We incurred and paid $636 of reimbursements to SIR pursuant to this agreement.  By letter dated March 31, 2014, SIR notified us that, effective that same day, SIR had elected to terminate the registration agreement with us as a result of the removal, without cause, of all of our Trustees, which constitutes a change of control of us as provided in that agreement.  The letter also noted that SIR would welcome the opportunity to meet with our new Board of Trustees, once elected, to discuss mutually beneficial arrangements regarding the registration of the shares of SIR owned by CWH.

COMMONWEALTH REIT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)

AIC:  We, RMR, GOV, SIR and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. A majority of our former Trustees, our President and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

We and the shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program currently expires in June 2014.  As of March 31, 2014, we invested $5,209 in AIC since we became an equity owner of AIC in 2009. We use the equity method to account for this investment because we believe that during the relevant period we had significant influence over AIC as a majority of our former Trustees, our President and principals of our manager are also directors of AIC. We recognized a loss of $98 and income of $151 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2013, during which time SIR was both a shareholder of AIC and our consolidated subsidiary, our consolidated financial statements include SIR’s equity investment interest in AIC.

On March 25, 2014, as a result of the removal, without cause, of all of our Trustees, we underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  In April 2014, as a result of this change in control and in accordance with the terms of the shareholders agreement, the other shareholders of AIC provided notice of exercise of their right to purchase the 20,000 shares of AIC we own.  The aggregate proceeds we would receive if those other shareholders fully exercise their right to purchase all of the AIC shares we own would be $5,776.  We expect that those other AIC shareholders will purchase from us pro rata all of the AIC shares we own, following which we will no longer own any equity interest in AIC.  The purchase of any of our AIC shares will not affect our current participation in the AIC property insurance program, which is scheduled to expire in June 2014, unless renewed.

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of our former Trustees and current officers with respect to the legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also advanced amounts incurred for legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.  For the three months ended March 31, 2014 and 2013, we incurred approximately $3,870 and $3,138, respectively, in such legal fees and costs, including our costs.

Settlement of Certain Tenant Litigation: On March 1, 2014, pursuant to mediation, we and an affiliate of RMR agreed to terms of a settlement of a long running litigation with an unrelated third party that was a tenant, or the Tenant, of two separate properties: one property owned by us and one property owned by the RMR affiliate. This litigation arose as a result of flooding in 1999 and 2001 at both of these properties. After the flooding, Tenant filed a complaint seeking declaratory and injunctive relief providing that Tenant was no longer obligated to pay rent at the two properties in question and brought claims against CWH and the RMR affiliate, as landlords, for, among other things, breach of the covenants of quiet enjoyment and habitability. We and RMR counterclaimed, seeking damages based in part upon Tenant’s failure to pay rent and make repairs. The settlement agreement regarding this litigation provides for a payment by Tenant of $12,000 to CWH and the RMR affiliate, payable in three installments ($6,000 on June 30, 2014 and $3,000 on each of September 30, 2014 and December 31, 2014), split pro-rata between CWH and the RMR affiliate based upon the balance of the rent due under each lease. The total rent due under the CWH lease was approximately $9,200; the total rent due under the lease with the RMR affiliate was approximately $1,100. This settlement was approved by the court on May 6, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law.  We primarily own office buildings in CBD and suburban locations throughout the United States, consisting of 145 properties (251 buildings) with a combined 41.2 million square feet (excluding properties classified as held for sale).  In addition, we also own 1.8 million square feet of space in 11 properties (11 buildings) located in Australia. We also own 22,000,000 common shares, or approximately 44.1%, of SIR, a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii.  SIR was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed the SIR IPO and became a publicly owned company with shares listed on the NYSE.  After the SIR IPO, and until July 2, 2013, SIR was one of our consolidated subsidiaries and we consolidated SIR’s financial position and results of operations in our financial statements.  On July 2, 2013, our ownership percentage in SIR was reduced to below 50% and we began accounting for our investment in SIR under the equity method.  See Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our agreements with SIR.

On March 18, 2014, Related/Corvex delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove, without cause, all of our then Trustees and any other person or persons elected or appointed to the Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than 2/3 of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove, without cause, all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our Trustees certified their removal as CWH Trustees.  As a result, we currently have no Trustees and therefore no Trustees serving on our Board of Trustees or on an Audit Committee, Compensation Committee or Nominating and Governance Committee of our Board of Trustees.  Our officers have called a special meeting of shareholders to be held on May 23, 2014 for the purpose of electing new Trustees of CWH.  For further information regarding this special meeting, please see the Definitive Information Statement, or our Information Statement, we filed with the SEC on April 11, 2014.

Under the direction of our former Trustees, our business plan had been to reposition our portfolio towards high quality CBD office buildings and away from suburban office and industrial properties and, in furtherance thereof, we were actively marketing and pursuing the sale of several properties.  As a result of the removal of our entire Board of Trustees on March 25, 2014, we suspended this plan and ceased to actively market and take actions to sell properties which we had previously classified as held for sale that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  The financial information presented in this Quarterly Report on Form 10-Q reflects this reclassification of these properties for all periods presented.  Pending the election of a new Board of Trustees, we continue to carry on business in the ordinary course, including leasing and managing our properties and honoring our contractual and other obligations.

As discussed herein, the removal of our Board of Trustees has affected our ability to pay distributions to our shareholders, repurchase our series D preferred shares, borrow money and comply with federal securities laws and listing requirements of the NYSE.  As a result of not having any Trustees, on March 26, 2014, we received notice from the NYSE that the Company is deficient in meeting certain requirements of the NYSE Listed Company Manual and on April 4, 2014, the NYSE added a below compliance indicator to our NYSE-listed securities. Our common shares, preferred shares and certain of our senior notes remain listed on the NYSE.  The removal of our Board of Trustees also constitutes a “change of control” under our property management agreement with RMR, triggering a termination right for RMR.  In addition, either we or RMR may terminate our business management agreement with RMR upon 60 days’ prior written notice for any reason.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in this Quarterly Report on Form 10-Q is based, in part, on the business plan that was in existence prior to the removal of our Trustees on March 25, 2014.  A new Board of Trustees or new management may materially change CWH’s business plan.

Property Operations

As of March 31, 2014, 86.5% of our total square feet was leased, compared to 91.0% leased as of March 31, 2013.  These results reflect the reduction in occupancy related to the deconsolidation of SIR as of July 2, 2013 and the 1.5 percentage point decrease in occupancy at properties we owned continuously since January 1, 2013, partially offset by higher occupancy levels at properties acquired since January 1, 2013.  Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2014	2013	2014	2013
Total properties	156	250	156	156
Total square feet	42,913	68,237	42,913	42,913
Percent leased(3)	86.5%	91.0%	86.5%	88.0%

(1)   Excludes properties classified in discontinued operations as of March 31, 2014.  Properties owned by SIR as of March 31, 2013, are included as of that date as SIR was our consolidated subsidiary at that time.

(2)   Based on properties owned continuously since January 1, 2013 through March 31, 2014, and excludes properties classified in discontinued operations as of March 31, 2014.

(3)   Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

As of March 31, 2014, we had one CBD property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet classified as held for sale.  The sale of these properties is currently expected to be completed pursuant to a sale agreement we entered into prior to the removal of our entire Board of Trustees.  Results of operations for properties held for sale as of March 31, 2014 are included in discontinued operations in our condensed consolidated statements of operations.  These properties and their operating results are excluded from the data in the preceding paragraph and, except as noted, from the balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The average effective rental rate per square foot, as defined below, for our properties for the three months ended March 31, 2014 and 2013 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended March 31,
	2014	2013
CBD properties	$30.49	$29.61
Suburban properties	$17.71	$11.41
Total properties	$23.61	$17.17

(1)  Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified.  Data presented excludes properties classified in discontinued operations as of March 31, 2014.  Data presented for the three months ended March 31, 2013, includes properties owned by SIR which was then our consolidated subsidiary.

During the three months ended March 31, 2014, we renewed leases for 459,000 square feet and entered into new leases for 214,000 square feet, at weighted average cash rental rates that were approximately 0.8% below cash rental rates previously charged for the same space.  The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2014 was 6.3 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the three months ended March 31, 2014 totaled $16.8 million, or $24.91 per square foot on average (approximately $3.95 per square foot per year of the lease term).

Leasing market conditions in the majority of our markets appear to be stabilizing but remain weak.  Required tenant concessions, including tenant improvements, leasing brokerage commissions, tenant reimbursements and free rent, have increased in certain markets since 2008 and we believe they generally may continue to increase during 2014.  Tenant concessions are generally amortized during the terms of the affected leases.

We review all of our long lived assets for possible impairments each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred.  We determined the net carrying value of 14 properties (43 buildings) that were classified as held for sale as of March 31, 2014 exceeded their estimated fair values based on current sales prices, resulting in impairment charges of $288,000.  In addition, as a result of the removal of our entire Board of Trustees we ceased to actively market 31 properties (67 buildings) classified as held for sale as of December 31, 2013.  Therefore, for this and other reasons, these properties no longer meet the requirements under GAAP for classification as held for sale and, as a result, we reclassified them to properties held and used in operations.  See “Investment and Disposition Activities” below for more information about the consequences of this reclassification.

As of March 31, 2014, approximately 5.9% of our leased square feet and 4.8% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2014.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  Lease expirations by year, as of March 31, 2014, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Revenue	Revenue	Revenue
Year	Expiring	Expiring(1)	Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)	Expiring(2)
2014	304	2,186	5.9%	5.9%	$38,408	4.8%	4.8%
2015	300	4,395	11.8%	17.7%	93,371	11.7%	16.5%
2016	297	4,446	12.0%	29.7%	81,348	10.2%	26.7%
2017	263	3,759	10.1%	39.8%	90,006	11.2%	37.9%
2018	196	4,026	10.9%	50.7%	86,076	10.8%	48.7%
2019	118	3,797	10.2%	60.9%	69,664	8.7%	57.4%
2020	91	3,711	10.0%	70.9%	86,912	10.9%	68.3%
2021	66	1,905	5.1%	76.0%	43,434	5.4%	73.7%
2022	43	1,478	4.0%	80.0%	38,381	4.8%	78.5%
2023	58	2,742	7.4%	87.4%	70,088	8.7%	87.2%
Thereafter	68	4,674	12.6%	100.0%	102,961	12.8%	100.0%
Total	1,804	37,119	100.0%		$800,649	100.0%

Weighted average remaining lease term (in years):		5.7			5.7

(1)         Square feet is pursuant to existing leases as of March 31, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations as of March 31, 2014.

(2)         Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations as of March 31, 2014.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of March 31, 2014, tenants responsible for 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

				% of
				Annualized
		Square	% of Total	Rental
Tenant		Feet(1)	Square Feet(1)	Revenue(2)	Expiration
1	Telstra Corporation Limited	311	0.8%	2.4%	2020
2.	Office Depot, Inc.	651	1.8%	2.2%	2023
3.	Expedia, Inc.	371	1.0%	2.0%	2018
4.	John Wiley & Sons, Inc.	386	1.0%	1.8%	2017
5.	PNC Financial Services Group	587	1.6%	1.8%	2017 to 2021
6.	U.S. Government	463	1.2%	1.6%	2014 to 2032
7.	J.P. Morgan Chase & Co.	407	1.1%	1.5%	2014 to 2025
8.	Royal Dutch Shell plc	700	1.9%	1.4%	2016 and 2026
9.	The Bank of New York Mellon Corp.	395	1.1%	1.4%	2015 to 2021
10.	Flextronics International Ltd.	1,051	2.8%	1.3%	2019
11.	United Healthcare Services Inc.	479	1.3%	1.3%	2017 to 2023
12.	Wells Fargo & Co	374	1.0%	1.2%	2014 to 2022
13.	Bankers Life and Casualty Company	349	0.9%	1.2%	2015 to 2023
14.	Jones Day (a law firm)	343	0.9%	1.1%	2026
15.	Level 3 Communications, Inc.	219	0.6%	1.1%	2014 to 2026
16.	Ballard Spahr LLP (a law firm)	263	0.7%	1.1%	2014 to 2031
17.	Towers Watson & Co.	348	0.9%	1.1%	2014 to 2020
18.	RE/MAX Holdings, Inc.	248	0.7%	1.0%	2028
	Total	7,945	21.3%	26.5%

(1)   Square feet is pursuant to existing leases as of March 31, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified in discontinued operations as of March 31, 2014.

(2)   Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified in discontinued operations as of March 31, 2014.

Investment and Disposition Activities

Over the past several years, our business plan was increasingly focused on repositioning our portfolio towards high quality CBD office buildings and away from suburban office and industrial properties.  In furtherance of this plan, as of December 31, 2013, we were actively marketing, and had classified as held for sale, 45 properties (110 buildings) with a combined 8,425,548 square feet.  As a result of the removal of our then entire Board of Trustees, on March 25, 2014, we suspended non-ordinary course investment and disposition activity.  In particular, we ceased to actively market and take actions to sell properties which we had classified as held for sale as of December 31, 2013 that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs of sale.

As of March 31, 2014, 14 properties (43 buildings) with a combined 2,784,098 square feet were classified as held for sale.  We currently expect to complete the sale of these 14 properties pursuant to a sale agreement entered into prior to the removal of our entire Board of Trustees, for an aggregate contracted sale price of $218.0 million, excluding closing costs.

For more information regarding these transactions, please see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

In March 2014, we prepaid $12.0 million of mortgage debt using cash on hand.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

	Comparable Properties Results(1)				Other Properties Results(2)				Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$110,239	$111,290	$(1,051)	(0.9)%	$—	$881	$(881)	(100.0)%	$110,239	$112,171	$(1,932)	(1.7)%
Suburban properties	61,801	62,130	(329)	(0.5)%	—	36,999	(36,999)	(100.0)%	61,801	99,129	(37,328)	(37.7)%
Rental income	172,040	173,420	(1,380)	(0.8)%	—	37,880	(37,880)	(100.0)%	172,040	211,300	(39,260)	(18.6)%

Tenant reimbursements and other income:
CBD properties	30,241	30,631	(390)	(1.3)%	—	477	(477)	(100.0)%	30,241	31,108	(867)	(2.8)%
Suburban properties	14,979	14,290	689	4.8%	—	5,914	(5,914)	(100.0)%	14,979	20,204	(5,225)	(25.9)%
Tenant reimbursements and other income	45,220	44,921	299	0.7%	—	6,391	(6,391)	(100.0)%	45,220	51,312	(6,092)	(11.9)%

Operating expenses:
CBD properties	67,310	63,912	3,398	5.3%	—	382	(382)	(100.0)%	67,310	64,294	3,016	4.7%
Suburban properties	34,572	32,325	2,247	7.0%	(151)	7,511	(7,662)	(102.0)%	34,421	39,836	(5,415)	(13.6)%
Operating expenses	101,882	96,237	5,645	5.9%	(151)	7,893	(8,044)	(101.9)%	101,731	104,130	(2,399)	(2.3)%

Net operating income(3):
CBD properties	73,170	78,009	(4,839)	(6.2)%	—	976	(976)	(100.0)%	73,170	78,985	(5,815)	(7.4)%
Suburban properties	42,208	44,095	(1,887)	(4.3)%	151	35,402	(35,251)	(99.6)%	42,359	79,497	(37,138)	(46.7)%
Net operating income	$115,378	$122,104	$(6,726)	(5.5)%	$151	$36,378	$(36,227)	(99.6)%	115,529	158,482	(42,953)	(27.1)%

Other expenses:
Depreciation and amortization									51,649	62,570	(10,921)	(17.5)%
General and administrative									24,848	16,663	8,185	49.1%
Reversal of loss on asset impairment									(4,761)	—	(4,761)	100.0%
Acquisition related costs									5	628	(623)	(99.2)%
Total other expenses									71,741	79,861	(8,120)	(10.2)%
Operating income									43,788	78,621	(34,833)	(44.3)%
Interest and other income									384	455	(71)	(15.6)%
Interest expense									(37,935)	(51,896)	13,961	(26.9)%
Loss on early extinguishment of debt									—	(60,027)	60,027	(100.0)%
Gain on sale of equity investment									—	66,293	(66,293)	(100.0)%
Gain on issuance of shares by an equity investee									109	—	109	100.0%
Income from continuing operations before income tax expense and equity in earnings of investees									6,346	33,446	(27,100)	(81.0)%
Income tax expense									(555)	(988)	433	(43.8)%
Equity in earnings of investees									10,934	4,262	6,672	156.5%
Income from continuing operations									16,725	36,720	(19,995)	(54.5)%
Discontinued operations:
Income (loss) from discontinued operations									4,011	(6)	4,017	(66950.0)%
Loss on asset impairment from discontinued operations									(288)	(3,946)	3,658	(92.7)%
Gain on sale of properties from discontinued operations									—	1,260	(1,260)	(100.0)%
Income before gain on sale of properties									20,448	34,028	(13,580)	(39.9)%
Gain on sale of properties									—	1,596	(1,596)	(100.0)%
Net income									20,448	35,624	(15,176)	(42.6)%
Net income attributable to noncontrolling interest in consolidated subsidiary									—	(9,957)	9,957	(100.0)%
Net income attributable to CommonWealth REIT									20,448	25,667	(5,219)	(20.3)%
Preferred distributions									(11,151)	(11,151)	—	0.0%
Net income available for CommonWealth REIT common shareholders									$9,297	$14,516	$(5,219)	(36.0)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$5,574	$17,208	$(11,634)	(67.6)%
Income (loss) from discontinued operations									4,011	(6)	4,017	(66950.0)%
Loss on asset impairment from discontinued operations									(288)	(3,946)	3,658	(92.7)%
Gain on sale of properties from discontinued operations									—	1,260	(1,260)	(100.0)%
Net income									$9,297	$14,516	$(5,219)	(36.0)%

Weighted average common shares outstanding - basic and diluted									118,400	94,154	24,246	25.8%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.05	$0.18	$(0.13)	(72.2)%
Income (loss) from discontinued operations									$0.03	$(0.03)	$0.06	(200.0)%
Net income									$0.08	$0.15	$(0.07)	(46.7)%

(1)              Comparable properties consist of 156 properties (262 buildings) we owned continuously from January 1, 2013 to March 31, 2014, excluding properties classified as held for sale.

(2)              Other properties consist of properties owned by SIR when SIR was our consolidated subsidiary.

(3)              We calculate NOI as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and companywide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

Calculation of Funds from Operations, or FFO, and Normalized FFO

		Three Months Ended March 31,
		2014	2013
		(in thousands, except per share data)
Calculation of FFO:(1)
Net income attributable to CommonWealth REIT		$20,448	$25,667
Plus:	depreciation and amortization from continuing operations	51,649	62,570
Plus:	depreciation and amortization from discontinued operations	—	3,953
Plus:	reversal of loss on asset impairment from continuing operations	(4,761)	—
Plus:	loss on asset impairment from discontinued operations	288	3,946
Plus:	FFO from investees	14,940	4,742
Plus:	net income attributable to noncontrolling interest	—	9,957
Less:	FFO attributable to noncontrolling interest	—	(12,889)
Less:	gain on sale of properties	—	(1,596)
Less:	gain on sale of properties from discontinued operations	—	(1,260)
Less:	equity in earnings of investees	(10,934)	(4,262)
FFO attributable to CommonWealth REIT		71,630	90,828
Less:	preferred distributions	(11,151)	(11,151)
FFO available for CommonWealth REIT common shareholders		$60,479	$79,677

Calculation of Normalized FFO:(1)
FFO attributable to CommonWealth REIT		$71,630	$90,828
Plus:	acquisition related costs from continuing operations	5	628
Plus:	normalized FFO from investees	15,978	4,747
Plus:	loss on early extinguishment of debt from continuing operations	—	60,027
Plus:	shareholder litigation costs and related expenses	3,870	3,138
Plus:	estimated business management incentive fees(2)	6,229	196
Plus:	average minimum rent from direct financing lease	329	329
Plus:	FFO attributable to noncontrolling interest	—	12,889
Less:	normalized FFO attributable to noncontrolling interest	—	(13,209)
Less:	FFO from investees	(14,940)	(4,742)
Less:	interest earned from direct financing lease	(229)	(313)
Less:	gain on sale of equity investment	—	(66,293)
Less:	gain on issuance of shares by an equity investee	(109)	—
Normalized FFO attributable to CommonWealth REIT		82,763	88,225
Less:	preferred distributions	(11,151)	(11,151)
Normalized FFO available for CommonWealth REIT common shareholders		$71,612	$77,074

Weighted average common shares outstanding - basic and diluted		118,400	94,154

Per common share:
FFO available for CommonWealth REIT common shareholders - basic and diluted(3)		$0.51	$0.85
Normalized FFO available for CommonWealth REIT common shareholders - basic and diluted(3)		$0.60	$0.82

(1)         We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on real estate asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, equity in earnings from investees and FFO attributable to noncontrolling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, estimated business management incentive fees, gains from issuance of shares by equity investees, gain from sale of equity investment, loss on early extinguishment of debt, shareholder litigation costs and related expenses, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interests.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO were among the factors considered by our former Board of Trustees when determining the amount of distributions to our shareholders.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(2)         Amounts represent estimated incentive fees under our business management agreement payable in our common shares after the end of each calendar year calculated: (i) prior to 2014, based upon increases in annual FFO per share (as defined), and (ii) beginning in 2014, based upon common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense each quarter.  Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined.  Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

(3)         As of March 31, 2014, we had 15,180 series D preferred shares outstanding that were convertible, on that date and during the three months then ended, into 7,298 common shares.  The effect of a conversion of our convertible preferred shares on FFO available for CommonWealth REIT common shareholders and Normalized FFO available for CommonWealth REIT common shareholders per share was anti-dilutive for all periods presented.  However, the removal, without cause, of our entire Board of Trustees by written consent effective March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our articles supplementary setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares have the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until prior to the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014.  The issuance of a large number of common shares as a result of the exercise of this fundamental change conversion right may have a dilutive effect on FFO available for CommonWealth REIT common shareholders and Normalized FFO available for CommonWealth REIT common shareholders per share for future periods.

We refer to the 156 properties (262 buildings) we owned continuously from January 1, 2013 to March 31, 2014, excluding properties classified as held for sale, as comparable properties.  We refer to the properties owned by SIR when SIR was our consolidated subsidiary, as other properties.  Our condensed consolidated statement of operations for the three months ended March 31, 2014 includes the operating results of 156 properties for the entire period, as we owned these properties as of January 1, 2013.  Our condensed consolidated statement of operations for the three months ended March 31, 2013 includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary.

The following table presents actual results, adjusted for the three month period ended March 31, 2013, to deconsolidate SIR and to account for our investment in SIR under the equity method.  These adjusted historical results are provided for illustrative purposes only and are not necessarily indicative of our expected results of operations for any future period.  The deconsolidation of SIR and accounting for our investment in SIR under the equity method had no effect on net income attributable to CommonWealth REIT, net income available for CommonWealth REIT common shareholders, FFO available for CommonWealth REIT common shareholders or Normalized FFO available for CommonWealth REIT common shareholders.

	Adjusted Comparable Properties Results(1)				Adjusted Other Properties Results(2)				Adjusted Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$110,239	$111,290	$(1,051)	(0.9)%	$—	$—	$—	0.0%	$110,239	$111,290	$(1,051)	(0.9)%
Suburban properties	61,801	62,130	(329)	(0.5)%	—	—	—	0.0%	61,801	62,130	(329)	(0.5)%
Rental income	172,040	173,420	(1,380)	(0.8)%	—	—	—	0.0%	172,040	173,420	(1,380)	(0.8)%

Tenant reimbursements and other income:
CBD properties	30,241	30,631	(390)	(1.3)%	—	—	—	0.0%	30,241	30,631	(390)	(1.3)%
Suburban properties	14,979	14,290	689	4.8%	—	—	—	0.0%	14,979	14,290	689	4.8%
Tenant reimbursements and other income	45,220	44,921	299	0.7%	—	—	—	0.0%	45,220	44,921	299	0.7%

Operating expenses:
CBD properties	67,310	63,912	3,398	5.3%	—	—	—	0.0%	67,310	63,912	3,398	5.3%
Suburban properties	34,572	32,325	2,247	7.0%	—	—	—	0.0%	34,572	32,325	2,247	7.0%
Operating expenses	101,882	96,237	5,645	5.9%	—	—	—	0.0%	101,882	96,237	5,645	5.9%

NOI(3):
CBD properties	73,170	78,009	(4,839)	(6.2)%	—	—	—	0.0%	73,170	78,009	(4,839)	(6.2)%
Suburban properties	42,208	44,095	(1,887)	(4.3)%	—	—	—	0.0%	42,208	44,095	(1,887)	(4.3)%
NOI	$115,378	$122,104	$(6,726)	(5.5)%	$—	$—	$—	0.0%	115,378	122,104	(6,726)	(5.5)%

Other expenses:
Depreciation and amortization									51,649	55,905	(4,256)	(7.6)%
General and administrative									24,848	13,944	10,904	78.2%
Reversal of loss on asset impairment									(4,761)	—	(4,761)	100.0%
Acquisition related costs									5	95	(90)	(94.7)%
Total other expenses									71,741	69,944	1,797	2.6%
Operating income									43,637	52,160	(8,523)	(16.3)%
Interest and other income									384	455	(71)	(15.6)%
Interest expense									(37,935)	(48,423)	10,488	(21.7)%
Loss on early extinguishment of debt									—	(60,027)	60,027	(100.0)%
Gain on sale of equity investment									—	66,293	(66,293)	(100.0)%
Gain on issuance of shares by an equity investee									109	—	109	100.0%
Income from continuing operations before income tax expense and equity in earnings of investees									6,195	10,458	(4,263)	(40.8)%
Income tax expense									(555)	(948)	393	(41.5)%
Equity in earnings of investees									11,085	17,253	(6,168)	(35.8)%
Income from continuing operations									16,725	26,763	(10,038)	(37.5)%
Discontinued operations:
Income (loss) from discontinued operations									4,011	(6)	4,017	(66950.0)%
Loss on asset impairment from discontinued operations									(288)	(3,946)	3,658	(92.7)%
Gain on sale of properties from discontinued operations									—	1,260	(1,260)	(100.0)%
Income before gain on sale of properties									20,448	24,071	(3,623)	(15.1)%
Gain on sale of properties									—	1,596	(1,596)	(100.0)%
Net income									20,448	25,667	(5,219)	(20.3)%
Net income attributable to noncontrolling interest in consolidated subsidiary									—	—	—	0.0%
Net income attributable to CommonWealth REIT									20,448	25,667	(5,219)	(20.3)%
Preferred distributions									(11,151)	(11,151)	—	0.0%
Net income available for CommonWealth REIT common shareholders									$9,297	$14,516	$(5,219)	(36.0)%

Amounts attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$5,574	$17,208	$(11,634)	(67.6)%
Income (loss) from discontinued operations									4,011	(6)	4,017	(66950.0)%
Loss on asset impairment from discontinued operations									(288)	(3,946)	3,658	(92.7)%
Gain on sale of properties from discontinued operations									—	1,260	(1,260)	(100.0)%
Net income									$9,297	$14,516	$(5,219)	(36.0)%

Weighted average common shares outstanding - basic and diluted									118,400	94,154	24,246	25.8%

Basic and diluted earnings per common share attributable to CommonWealth REIT common shareholders:
Income from continuing operations									$0.05	$0.18	$(0.13)	(72.2)%
Income (loss) from discontinued operations									$0.03	$(0.03)	$0.06	(200.0)%
Net income									$0.08	$0.15	$(0.07)	(46.7)%

(1)         Comparable properties consist of 156 properties (262 buildings) we owned continuously from January 1, 2013 to March 31, 2014, excluding properties classified as held for sale.

(2)         Other properties consist of properties we acquired from January 1, 2013 to March 31, 2014.  Excluding SIR, we did not acquire any properties during this time period.

(3)         See Note (3) on page 29 for further information regarding NOI.

Differences between consolidated results and adjusted consolidated results are all attributable to the deconsolidation of SIR.  References to changes in the income and expense categories below relate to the comparison of adjusted consolidated results for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Rental income.  Rental income decreased for the three months ended March 31, 2014 compared to the same period in 2013, due to a decrease in rental income at our comparable properties.  The decrease in comparable property rental income from our CBD segment of $1.1 million primarily reflects a decline in occupancy at one of our CBD properties in Philadelphia, PA and the foreign currency impact on revenues from one of our CBD properties in Australia, partially offset by an increase in parking income at one of our other CBD properties.  The decrease in comparable property rental income from our suburban segment of $329,000 primarily reflects a decline in occupancy at some of our suburban properties and the foreign currency impact on revenues at ten of our suburban properties located in Australia.  Rental income includes non-cash straight line rent adjustments totaling $5.9 million in the 2014 period and $8.2 million in the 2013 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.3 million in the 2014 period and $2.5 million in the 2013 period.  Rental income also includes lease termination fees totaling $593,000 in the 2014 period and $345,000 million in the 2013 period.

Tenant reimbursements and other income.  Tenant reimbursements and other income increased $299,000 in the 2014 period, compared to the 2013 period, primarily due to an increase in tenant reimbursements and other income at our comparable suburban properties, partially offset by a decrease in tenant reimbursements and other income at our comparable CBD properties.  The increase in comparable property tenant reimbursements and other income from our suburban segment primarily reflects the expiration of free rent periods during 2013.  The decrease in comparable property tenant reimbursements and other income from our CBD segment primarily reflects the decline in occupancy at one of our CBD properties located in Philadelphia, PA, partially offset by increases in utilities and snow removal costs and related tenant reimbursements.

Operating expenses.  The increase in operating expenses during the 2014 period reflects increases in operating expenses at our comparable CBD and suburban properties.  The increase in operating expenses at our comparable CBD and suburban properties primarily reflects increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period.

Total other expenses.  The increase in total other expenses primarily reflects an increase in general and administrative expenses primarily related to increases in estimated business management incentive fees payable in common shares for the year 2014 based upon our common share total return, and shareholder litigation costs and related expenses, partially offset by lower depreciation and amortization on some of our suburban properties and the reversal of previously recorded impairment losses for properties that were reclassified to held and used in operations in March 2014, which includes the elimination of estimated costs to sell.

Interest and other income.  The decrease in interest and other income primarily reflects lower interest earned on mortgage note receivables due to lower outstanding principal amounts of those mortgage note receivables, partially offset by an increase in interest income on bank deposits.

Interest expense.  The decrease in interest expense in the 2014 period primarily reflects the repurchase of $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013 and the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2013 period primarily reflects the difference between $726.2 million paid to repurchase $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and expenses.

Gain on sale of equity investment.  The gain on sale of equity investment in the 2013 period reflects the sale in March 2013 of all 9,950,000 common shares of GOV that we owned at a per share sales price in excess of our per share carrying value.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee reflects the issuance of 38,383 common shares by SIR during the three months ended March 31, 2014 at prices above our per share carrying value.

Income tax expense.  The decrease in income tax expense primarily reflects the reversal of estimated Australian taxes that were over accrued during the 2013 period.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period, and SIR, GOV and AIC during the 2013 period.  The decrease in earnings of investees primarily reflects our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

Income (loss) from discontinued operations.  The increase in income from discontinued operations primarily reflects the decline in depreciation expense from ceasing depreciation when assets are reclassified as held for sale, partially offset by the decline in NOI from 14 properties (43 buildings) that were held for sale in 2014 and 43 properties (134 buildings) and a land parcel sold in the 2013 period.

Loss on asset impairment from discontinued operations.  The 2014 loss on asset impairment reflects the write down to estimated fair value less costs to sell for properties held for sale.  The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for four properties (seven buildings) sold during 2013.

Gain on sale of properties from discontinued operations.  Gain on sale of properties in the 2013 period reflects gains totaling $1.3 million from the sale of three properties (18 buildings) in January 2013.

Gain on sale of properties.  Gain on sale of properties in the 2013 period reflects a gain of $1.6 million from an eminent domain land taking at one of our CBD properties.

Net income.  The decrease in net income is primarily a result of the changes noted above.

Net income attributable to CommonWealth REIT and net income available for CommonWealth REIT common shareholders.  The decrease in net income attributable to CommonWealth REIT reflects the factors noted above.  Net income available for CommonWealth REIT common shareholders is net income attributable to CommonWealth REIT reduced by preferred distributions.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily reflects 34,500,000 common shares we issued in a public offering in March 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As a result of the removal of our entire Board of Trustees, on March 25, 2014, we suspended our business plan to reposition our portfolio towards high quality CBD office buildings and away from suburban office and industrial properties and ceased to market 31 properties which we had classified as held for sale as of December 31, 2013.  Pending the election of a new Board of Trustees, we continue to carry on business in the ordinary course, including leasing and managing our properties and honoring our contractual and other obligations.

As of March 31, 2014, we had $177.6 million of cash and cash equivalents.  Pending the election of a new Board of Trustees, we expect to use our cash balances, cash flow from our operations and proceeds of property sales, if, and as such sales are completed pursuant to existing contracts, to fund our operations, tenant improvements and leasing costs and other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities until a new Board of Trustees is elected.  We expect the new Board of Trustees or new management may adopt its own business plan and seek sources of funding for that plan.

Cash flows provided by (used in) operating, investing and financing activities were $46.6 million, ($37.4) million and ($54.8) million, respectively, for the three months ended March 31, 2014, and $42.8 million, $66.1 million and ($162.7) million, respectively, for the three months ended March 31, 2013.  For the period from January 1, 2013 to March 31, 2013 while SIR was our consolidated subsidiary, cash flows provided by operating activities related to SIR totaled $21.1 million, cash flows used in investing activities related to SIR totaled $150.1 million, and cash flows provided by financing activities related to SIR totaled $125.2 million.  Other changes in these three categories of our cash flows between 2014 and 2013 are primarily related to the sale of our GOV common shares during the 2013 period, our dispositions of properties, our issuance of common shares during the 2013 period, our borrowings and repayments and repurchases of debt during the 2013 period, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

We have a $750.0 million unsecured revolving credit facility with a group of institutional lenders, maturing October 19, 2015, that we have in the past used to fund acquisitions and to meet cash needs that resulted from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses.  We also have a $500.0 million unsecured term loan that matures in December 2016.  As disclosed above, the removal of our entire Board of Trustees, without cause, constitutes an event of default under our revolving credit facility and term loan agreements and, as a result, we are not able to borrow under our revolving credit facility.  Effective as of April 11, 2014, we entered into separate forbearance agreements regarding our revolving credit facility and term loan agreements. Pursuant to each forbearance agreement, the applicable lenders have agreed, subject to certain terms and conditions set forth in the forbearance agreements, to forbear during the period described below from exercising certain of their rights and remedies under the applicable agreements, including, without limitation, their right to accelerate repayment of the loans and to require that the loans bear interest at the post-default rate. The forbearance period under each forbearance agreement runs from April 11, 2014 through the first to occur of the following:

•                  5:00 p.m. Eastern time on July 10, 2014;

•                  5:00 p.m. Eastern time on the date 21 calendar days following the date on which our shareholders elect a replacement Board of Trustees;

•                  the occurrence of any event of default (other than with respect to an event of default as a result of the removal of our entire Board of Trustees, without cause, or our failure to provide quarterly financial statements and related certificates to the lenders) under the revolving credit facility agreement or the term loan agreement, as applicable;

•                  our failure to continue to satisfy certain minimum available cash requirements, including maintaining 80% (eighty percent) of the net cash proceeds received from certain asset dispositions;

•                  our exercise of our right to repurchase any series D preferred shares otherwise convertible upon a Fundamental Change, as defined in our articles supplementary setting forth the terms of the series D preferred shares; or

•                  our breach of the forbearance agreement.

Upon termination of the forbearance period, the lenders under our revolving credit facility and term loan agreements will be entitled to exercise certain remedies, including the right to accelerate repayment of their loans and to require that their loans bear interest at the post-default rate.  We paid fees and reimbursed certain expenses to our lenders in connection with entering the forbearance agreements.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a premium, which was 150 basis points as of March 31, 2014.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  Prior to the removal of our Trustees, we were allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment was due until maturity.  As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2014.  As a result of the event of default described above, subject to the terms of the applicable forbearance agreement, lenders under our revolving credit facility may elect to apply the post-default interest rate, which is generally an additional 4% to the then prevailing interest rate under the agreement, to borrowings outstanding thereunder.  As of March 31, 2014 and May 6, 2014, we had $235.0 million outstanding under our revolving credit facility.

Our term loan currently bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of March 31, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2014, the interest rate for the amount outstanding under our term loan was 2.0%, and the weighted average interest rate for the amount outstanding under our term loan was 2.0% for the three months ended March 31, 2014.  As a result of the event of default described above, subject to the terms of the applicable forbearance agreement, lenders under our term loan may elect to apply the post-default interest rate, which is generally an additional 4% to the then prevailing interest rate under such agreement, to borrowings outstanding thereunder.

During the three months ended March 31, 2014, we paid distributions on our common shares totaling $29.6 million.  We also paid an aggregate of $11.2 million of distributions on our series D and series E preferred shares.  Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by the Board of Trustees. Accordingly, no distributions on our common and preferred shares can be declared until new Trustees are elected and qualified and take action to declare such distributions, if any.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2014, excluding mortgage principal totaling $19.7 million related to properties classified as held for sale, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(2)	Interest Rate(3)
2014	$—	$—	$5,079		$5,079	6.0%
2015	235,000	172,213	14,608		421,821	3.5%
2016	500,000	139,104	309,604		948,708	3.9%
2017	—	250,000	310,592		560,592	5.9%
2018	—	250,000	4,614		254,614	6.6%
2019	—	125,000	165,422	(1)	290,422	6.5%
2020	—	250,000	2,523		252,523	5.9%
2021	—	—	60,470		60,470	5.5%
2022	—	—	799		799	5.9%
2023	—	—	702		702	5.7%
Thereafter	—	175,000	1,734		176,734	5.7%
	$735,000	$1,361,317	$876,147		$2,972,464	5.0%

(1)   We have a mortgage loan for $172,822 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)   Total debt outstanding as of March 31, 2014, including net unamortized premiums and discounts, equals $2,989,939.

(3)   Weighted based on current contractual interest rates.

For a description of our financing activities since January 1, 2014, please see “Financing Activities” above.  Also, for further information about our indebtedness, please see Note 10 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

A new Board of Trustees and management will be required to negotiate with our bank lenders for amendments to, or waivers under, our revolving credit facility and term loan agreements, or explore alternatives for funding the repayment of amounts outstanding under these agreements. They will also be required to obtain sources of funding for their business plan for CWH and explore alternatives for funding amounts outstanding under our senior notes and mortgage notes as their maturity dates approach.  Alternatives for such funding may include, among other things, incurring additional senior or subordinated secured or unsecured debt, issuing new or additional equity securities, obtaining new or additional bank loan facilities or selling assets.  Access to various types of future financing sources, including debt or equity offerings and new bank loan facilities, will depend upon a number of factors, including CWH’s business practices and plans under a new Board of Trustees, our credit ratings and market conditions.  We can provide no assurance regarding the future availability of borrowings under our revolving credit facility, our access to future financing or whether some or all of our indebtedness may be accelerated.

Since January 1, 2014, we received cash distributions totaling $10.1 million from SIR.  At March 31, 2014, we owned 22,000,000, or approximately 44.1%, of the outstanding common shares of SIR, with a carrying value of $513.1 million and a market value, based on quoted market prices, of $665.9 million ($30.27 per share).

As of March 31, 2014, one of our CBD properties (two buildings) and 13 of our suburban properties (41 buildings) with a combined 2,784,098 square feet were classified as properties held for sale in our condensed consolidated balance sheet and included in discontinued operations in our condensed consolidated statements of operations.  For more information regarding our properties, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2014 and 2013, amounts capitalized at our properties, including properties classified in discontinued operations and properties owned by SIR when SIR was our consolidated subsidiary, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Tenant improvements(1)	$19,843	$13,682
Leasing costs(2)	5,075	6,785
Building improvements(3)	4,244	1,385
Development, redevelopment and other activities(4)	3,743	3,063

(1)         Tenant improvements include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

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

During the three months ended March 31, 2014, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, excluding properties classified in discontinued operations, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New
	Leases	Renewals	Total
Rentable square feet leased during the period	214	459	673
Tenant leasing costs and concession commitments (1)	$7,939	$8,823	$16,762
Tenant leasing costs and concession commitments per rentable square foot (1)	$37.10	$19.22	$24.91
Weighted average lease term by square foot (years)	8.1	5.5	6.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$4.58	$3.49	$3.95

(1)   Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2014, other than the cash flow hedge associated with our $172.8 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in this Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Debt Covenants

Our principal unsecured debt obligations at March 31, 2014, were amounts outstanding under our revolving credit facility, our unsecured term loan, and our approximately $1.4 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2014, except as otherwise discussed in this Quarterly Report on Form 10-Q and any other defaults arising from the removal of all of our Board of Trustees, without cause, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $918.5 million (including net unamortized premiums and discounts) of mortgage notes outstanding at March 31, 2014, which includes $19.7 million (including net unamortized premiums and discounts) of mortgage debt related to properties held for sale.

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

Our public debt indenture and related supplements contain cross default provisions which would be triggered upon our failure to pay an aggregate principal amount of indebtedness exceeding $20.0 million when due.  These possible cross defaults would result if lenders under our revolving credit facility and term loan agreements accelerate the amounts due thereunder as a result of our existing defaults and we fail to pay such amounts when due.

Related Person Transactions

We have relationships and historical and continuing transactions with certain of our former Trustees, our executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our former Managing Trustees and our President. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are or were trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary, to which we have previously sold properties; SIR, which is our former consolidated subsidiary and of which we are the largest shareholder and to which we transferred 79 properties in connection with SIR’s initial public offering; and as of March 31, 2014, we, RMR, GOV, SIR and four other companies to which RMR provides management services each owned 12.5% of AIC, and we and the shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our Information Statement, our Current Report on Form 8-K dated March 31, 2014, and our other filings with the SEC, including Note 12 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our former Trustees and our executive officers in our Information Statement. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Information Statement, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR, various agreements we have entered into with GOV and SIR and the shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, GOV, SIR and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, GOV, SIR and AIC and their affiliated and related persons and entities benefit us and, in fact, has provided us with competitive advantages in operating and growing our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates and foreign-exchange related variability on our investments in Australia.

Interest Rate Risk

In the past, we have managed our exposure to interest rate risk by monitoring available financing alternatives.  This strategy to manage exposure to changes in interest rates is materially unchanged from December 31, 2013.  Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.  When it is installed, our new Board of Trustees may adopt a different strategy to manage our interest rate risk.

At March 31, 2014, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

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

(1)   The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we issued these debts.  For more information, see Note 10 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

No principal repayments are due under our unsecured senior notes until maturity.

Secured Mortgage Notes:(1)

		Annual		Annual
	Principal	Interest		Interest		Interest
Debt	Balance(2)	Rate(2)		Expense(2)	Maturity	Payment Due
Mortgage notes payable	$7,913	5.990%		$474	2015	Monthly
Mortgage notes payable	116,000	5.235%		6,073	2016	Monthly
Mortgage notes payable	40,191	6.030%		2,424	2016	Monthly
Mortgage notes payable	144,038	6.290%		9,060	2016	Monthly
Mortgage notes payable	10,673	7.360%		786	2016	Monthly
Mortgage notes payable	41,275	5.670%		2,340	2017	Monthly
Mortgage notes payable	265,000	5.680%		15,052	2017	Monthly
Mortgage notes payable	172,822	2.785	%(3)	4,813	2019	Monthly
Mortgage notes payable	28,282	5.690%		1,609	2021	Monthly
Mortgage notes payable	39,439	5.300%		2,090	2021	Monthly
Mortgage notes payable	3,377	6.750%		228	2022	Monthly
Mortgage notes payable	7,137	5.710%		408	2026	Monthly
	$876,147			$45,357

(1)   Excludes mortgage principal totaling $20,082 related to properties classified as held for sale as of March 31, 2014.  The excluded notes have maturity dates ranging from 2015 to 2023 and an aggregate annual interest expense of $1,202.

(2)   The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued these debts.  For more information, see Note 10 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

(3)   Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The annual interest rate listed represents the floating interest rate at March 31, 2014.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

We have interest rate swap agreements to manage our interest rate risk exposure on $172.8 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 5.7% ($172.8 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2014.  As of March 31, 2014, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $10.7 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $22.4 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at March 31, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations included in the tables above by approximately $84.1 million.

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

At March 31, 2014, our floating rate debt consisted of $235.0 million outstanding under our $750.0 million unsecured revolving credit facility, and our $500.0 million unsecured term loan.  Our revolving credit facility matures in October 2015 and our $500.0 million unsecured term loan matures in December 2016; however, as a result of the event of default described above and subject to the terms of the applicable forbearance agreement, lenders may accelerate the amounts outstanding under our revolving credit facility and term loan.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  As a result of the event of default described above, subject to the terms of the applicable forbearance agreement, lenders under our revolving credit facility and term loan agreement may elect to apply the post-default interest rate, which is generally an additional 4% to the then prevailing interest rates under those agreements, to borrowings outstanding.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of March 31, 2014 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At March 31, 2014	1.9%	$735,000	$13,965	$0.12
100 basis point increase	2.9%	$735,000	$21,315	$0.18

(1)   Weighted based on the respective interest rates and outstanding borrowings of our floating rate debt as of March 31, 2014.

(2)   Based on weighted average shares outstanding for the three months ended March 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)

At March 31, 2014	1.8%	$1,250,000	$22,500	$0.19
100 basis point increase	2.8%	$1,250,000	$35,000	$0.30

(1)   Weighted based on the respective interest rates of our floating rate debt as of March 31, 2014, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)   Based on weighted average shares outstanding for the three months ended March 31, 2014.

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

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. In the past, we have considered borrowing in Australian currency to mitigate our foreign currency exchange exposure and using foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At March 31, 2014 and at May 6, 2014, we had no borrowings in Australian dollars and no derivative contracts outstanding. We do not currently foresee any significant changes in how we manage this exposure in the near future.  Accordingly, we may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  During the three months ended March 31, 2014, average foreign currency exchange rates used to convert our Australian operating results increased approximately 4%; however, we believe the impact from this exchange rate change was not material to our consolidated earnings for that period.  When it is installed, our new Board of Trustees may adopt a different strategy to manage our foreign currency risk.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. THESE FORWARD LOOKING STATEMENTS REFLECT THE VIEWS, BELIEFS, EXPECTATIONS AND JUDGMENTS OF OUR CURRENT MANAGEMENT.  WHEN IT IS INSTALLED, OUR NEW BOARD OF TRUSTEES OR NEW MANAGEMENT MAY HAVE DIFFERENT VIEWS, BELIEFS, EXPECTATIONS AND JUDGMENTS.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  THE RESULTS OF PENDING, THREATENED OR FUTURE LEGAL AND ARBITRATION PROCEEDINGS, INCLUDING CLAIMS REGARDING THE PUBLIC OFFERING AND SALE OF 34,500,000 OF OUR COMMON SHARES COMPLETED ON MARCH 5, 2013, AND THE PUBLIC OFFERING AND SALE OF 9,950,000 COMMON SHARES OF GOVERNMENT PROPERTIES INCOME TRUST, OR GOV, THAT WE PREVIOUSLY OWNED COMPLETED ON MARCH 15, 2013,

•                  POSSIBLE DISRUPTION OR HARM TO OUR BUSINESS OR A MATERIAL CHANGE IN OUR FINANCIAL POSITION AS A RESULT OF THE REMOVAL OF OUR BOARD OF TRUSTEES, OUR HAVING NO TRUSTEES UNTIL THE ELECTION OF A NEW BOARD OF TRUSTEES, A TERMINATION OF OUR MANAGEMENT AGREEMENTS WITH RMR OR OTHER CHANGE IN OUR MANAGEMENT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  THE FUTURE AMOUNT OF LEASING ACTIVITY AND OCCUPANCY RATES AT OUR PROPERTIES,

•                  THE FUTURE RENT RATES WE WILL BE ABLE TO CHARGE AT OUR PROPERTIES,

•                  THE COSTS WE MAY INCUR TO LEASE SPACE IN OUR PROPERTIES,

•                  OUR ABILITY TO DECLARE OR PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNTS OF SUCH DISTRIBUTIONS,

•                  THE CREDIT QUALITIES OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR SALES OF PROPERTIES,

•                  OUR ABILITY TO COMPETE FOR TENANCIES EFFECTIVELY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO OBTAIN CREDIT FACILITIES, AND THE AVAILABILITY OF BORROWINGS UNDER THOSE CREDIT FACILITIES,

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

NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  A NEW BOARD OF TRUSTEES OR NEW MANAGEMENT MAY MATERIALLY CHANGE OUR POLICIES AND PRACTICES WITH RESPECT TO THE MATTERS DISCLOSED HEREIN,

•                  DEFAULTS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS AND THE IMPACT OF SUCH DEFAULTS, INCLUDING OUR INABILITY TO BORROW UNDER OUR REVOLVING CREDIT FACILITY,

•                  THE RESULTS ACHIEVED IN OUR PENDING LITIGATION OR ARBITRATION PROCEEDINGS,

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH SIR, GOV, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  THE REMOVAL OF OUR ENTIRE BOARD OF TRUSTEES HAS, AMONG OTHER THINGS, CAUSED SEVERAL ADVERSE CONSEQUENCES TO OUR CONTINUED OPERATIONS, INCLUDING:  (I) DEFAULTS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS AND AFFECTING OUR ABILITY TO CONTINUE TO BORROW UNDER THE REVOLVING CREDIT FACILITY, (II) ACTIVATION OF EQUITY CONVERSION RIGHTS UNDER OUR SERIES D PREFERRED SHARES, (III) FAILURE TO MEET NYSE AND SEC REQUIREMENTS, AND (IV) OUR INABILITY TO AUTHORIZE THE PAYMENT OF FUTURE DISTRIBUTIONS TO OUR COMMON AND PREFERRED SHAREHOLDERS,

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

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR HAVING A BOARD OF TRUSTEES, OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR UNLESS AND UNTIL WE SELL OUR SIR SHARES.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•                  POSSIBLE INCREASES IN OUR FINANCING COSTS, INCLUDING INCREASES UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENTS AS A RESULT OF DEFAULTS THEREUNDER,

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

•                  WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH GOV, SIR, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL.

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

PART II.  Other Information

Item 1. Legal Proceedings.

Young v. CommonWealth REIT

On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, titled Young v. CommonWealth REIT, Civ. No. 1:12-cv-12405-DJC, or the Young Action. The Young Action is brought on behalf of purchasers of our common shares between January 10, 2012 and August 8, 2012, and alleges securities fraud claims against CWH and certain of our officers under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges generally that CWH violated the federal securities laws by making false and misleading representations about our business, operations and management. The plaintiff seeks compensatory damages plus counsel fees and expenses. On January 22, 2013, CWH moved to dismiss the Young Action on the grounds that the claims asserted (1) are subject to binding arbitration under our bylaws, and (2) fail to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. We have also filed a demand for arbitration with the American Arbitration Association, or AAA. On February 25, 2013, Mr. Young filed a motion to appoint him as lead plaintiff and his counsel as lead counsel, which the Massachusetts District Court granted on May 20, 2013, all in accordance with customary procedures for purported class action litigation. On July 22, 2013, Mr. Young filed an amended complaint. On September 20, 2013, we filed a motion to dismiss the complaint pursuant to our position that the claims in this action are subject to mandatory arbitration, and, in the alternative, to dismiss for failure to state a claim under the federal securities laws. The parties completed briefing on December 3, 2013. A hearing on the defendants’ motion to dismiss is scheduled for May 28, 2014. We believe that the Young Action is without merit, and intend to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

On February 27, 2013, Related/Corvex filed a complaint in the Circuit Court for Baltimore City, State of Maryland, or the Maryland Court, titled Corvex Management LP v. CommonWealth REIT, Case No. 24-C-13-001111, against CWH, certain of our former Trustees and RMR, or the Related/Corvex Maryland Action. The complaint generally alleged breaches of fiduciary duty, conflicts of interest, corporate waste and breach of contract. Related/Corvex sought declaratory and injunctive relief, rescission and damages, including counsel fees and expenses.

On the same day, we filed a demand for arbitration with the AAA on behalf of CWH and the individual defendants, with the exception of RMR, pursuant to our position that the claims in the Related/Corvex Maryland Action were subject to arbitration. On March 5, 2013, we amended our demand for arbitration to add Related Fund Management, LLC as a respondent. On March 12, 2013, RMR separately filed a demand for arbitration with the AAA, pursuant to RMR’s position that the claims in the Related/Corvex Maryland Action were subject to arbitration.

On March 13, 2013, Related/Corvex filed a Petition to Stay Arbitration in the Related/Corvex Maryland Action. On March 15, 2013, Related/Corvex filed an amended complaint and a partial motion for summary judgment asking the Maryland Court to invalidate certain provisions of our bylaws regarding nomination and removal of trustees as inconsistent with our Declaration of Trust. On April 1, 2013, Related/Corvex voluntarily dismissed their claims against RMR in the Related/Corvex Maryland Action without prejudice. On May 8, 2013, the Maryland Court denied the Related/Corvex Petition to Stay Arbitration and ordered the parties to arbitrate the claims in this dispute. In the same opinion, the Maryland Court denied the partial motion for summary judgment as moot. On June 6, 2013, Related/Corvex filed a notice of their intent to appeal the Maryland Court’s May 8 rulings, and, on June 21, 2013, Related/Corvex voluntarily dismissed their appeal. The parties agreed to consolidate this arbitration with RMR’s pending arbitration arising from this action, as well as the pending arbitration in the Related/Corvex Massachusetts Action, or together, the Related/Corvex Arbitration.

In the Related/Corvex Arbitration, on May 30, 2013, Related/Corvex filed their statement of counterclaims, or the Counterclaims, which generally alleged that certain of our bylaws were invalid, and also alleged breaches of fiduciary duty, entrenchment, conflicts of interest and corporate waste. The Counterclaims sought declaratory and injunctive relief, including a declaration that the entire Board of Trustees could be removed without cause, and damages, including counsel fees and expenses. On June 10, 2013, Related/Corvex filed a motion for partial summary judgment, challenging the validity of certain provisions of our bylaws and further challenging the effect of the Board of Trustees’ decision to opt into certain provisions of the Maryland Unsolicited Takeovers Act on the ability of our shareholders to remove all of the former Trustees without cause and in one removal action.

On June 17, 2013, we and certain of our former Trustees each filed an amended statement of claims and answer to Related/Corvex’s Counterclaims, seeking a declaration that the record date bylaws were valid and that Related/Corvex’s purported consent solicitation was false and misleading for, among other reasons, their failure to disclose the true purpose of the consent solicitation, as well as material arrangements, agreements and understandings, as required by applicable law. On July 11, 2013, Related/Corvex filed a supporting motion for an order directing our officers to call a special meeting of shareholders to elect successor trustees, and a hearing on both motions was held on July 26, 2013. By order dated August 7, 2013, the three-person arbitration panel, or the Panel, denied summary judgment on Related/Corvex’s claims that their consent solicitation was proper. The Panel also invalidated our bylaw providing that one or more shareholders requesting a record date for a consent solicitation to remove trustees must have held at least three percent (3%) of our common shares for at least three years, but found that the previous CWH bylaw requiring that a shareholder requesting a record date for a consent solicitation meet a $2,000 share ownership threshold for a period of at least one year remained in effect. The Panel further found that Related/Corvex’s motion for an order directing our officers to convene a special meeting was premature.

On September 19, 2013, the Panel dismissed with prejudice as to Related/Corvex Count VIII of Related/Corvex’s Counterclaims, which alleged derivative claims for breach of fiduciary duty and sought, among other things, money damages. On October 6, 2013, RMR and Related/Corvex entered into a stipulation dismissing with prejudice all claims previously asserted by Related/Corvex against RMR, and on October 7, 2013, the Panel issued an order granting the parties’ stipulation and proposed order. An evidentiary hearing on all remaining matters in dispute was held from October 7, 2013 through October 17, 2013, and the parties submitted post-hearing briefs on October 30, 2013.

On November 18, 2013, the Panel issued the Panel Findings on the parties’ remaining claims, finding, among other things, that Related/Corvex’s purported consent solicitation to remove the Board of Trustees, without cause, was not properly conducted and could not be validated. The Panel provided for a limited opportunity for Related/Corvex to conduct a new consent solicitation pursuant to a timeline established by the Panel as follows:  (1) Related/Corvex must give notice to the Panel on or before November 28, 2013 that they wish to move forward with a new solicitation; (2) Related/Corvex must submit a record date request to the Board of Trustees on or before February 16, 2014; (3) a record date would be established within ten (10) business days after the request; and (4) the new consent solicitation must be concluded within thirty (30) days of the record date. The Panel also ruled that, in the event Related/Corvex were to pursue a new consent solicitation, and succeed in removing all of CWH’s then Trustees, our officers must promptly call a special meeting for the election of successor trustees, and that only shareholders who have held 1%, or $2,000 in market value, of our shares continuously for one year may submit nominations for successor trustees to be elected at that special meeting. The Panel Findings stated that our election to opt into Section 3-803 of the Maryland Unsolicited Takeovers Act does not prevent removal of trustees without cause. The Panel upheld the provision in our bylaws requiring that only a shareholder who has held 1%, or $2,000 in market value, of our common shares continuously for one year may request a record date to act by written consent, but ruled that such shareholder need not hold certificates for all shares of beneficial interest owned by such shareholder. The Panel further ruled that our bylaws establishing a thirty (30) day period for the Board of Trustees to respond to a valid record date request, a sixty (60) day period for the Board of Trustees to set a record date after receipt of a valid request and a ninety (90) day period to review and certify the results of a consent solicitation were invalid. Finally, the Panel rejected certain claims for indemnification asserted both by us and Related/Corvex in connection with the litigation and arbitration proceedings, and ruled that Section 7.12 of our Declaration of Trust and Section 15.2 of our bylaws are invalid because they contravene Section 8.3 of our Declaration of Trust.

On November 25, 2013, Related/Corvex notified the Panel that they wished to pursue a new consent solicitation, and on February 14, 2014, Related/Corvex submitted a request for a record date. CWH set February 18, 2014 as the record date for shareholders entitled to execute or revoke consents in the new consent solicitation. On March 18, 2014, Related/Corvex delivered to CWH what they have represented to be written consents reaching the 66.7% threshold required to remove, without cause, all of CWH’s then Trustees and any other person or persons elected or appointed to the Board of Trustees of CWH prior to the effective time of the Related/Corvex removal proposal. On March 25, 2014, CWH’s then Trustees certified the results of the written consent solicitation, upon which they were removed from their positions as Trustees of CWH.

Delaware County Employees Retirement Fund v. Portnoy I

On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported shareholder of CWH, filed a complaint in the Massachusetts District Court, titled Delaware County Employees Retirement Fund v. Portnoy, Civ. No. 1:13-cv-10405-DJC, or the First Del-Co Action. The First Del-Co Action purports to bring claims individually and derivatively on behalf of the nominal defendant, CWH, against RMR and certain current and former officers and/or former Trustees. The complaint in the First Del-Co Action asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. The Del-Co plaintiffs seek declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses.

On March 1, 2013, Del-Co filed a motion requesting that the Massachusetts District Court, among other things, issue a temporary restraining order, or TRO, enjoining CWH and our former Trustees from consummating our then pending Equity Offering and debt tender offer. On March 4, 2013, a hearing was held before the court on TRO motions filed in the First Del-Co Action and in a related action by Related/Corvex, which is discussed below. Late in the afternoon on March 4, 2013, the Massachusetts District Court issued an order denying both motions for a TRO. Among other reasons for denying both motions, the Massachusetts District Court found that Del-Co and Related/Corvex failed to meet their burden of showing there was a likelihood that the claims asserted by them regarding the Equity Offering and, with respect to the First Del-Co Action, the debt tender offer, would succeed on the merits. The Equity Offering closed the following morning, March 5, 2013.

On March 4, 2013, we filed a demand for arbitration with the AAA for the First Del-Co Action on behalf of CWH and the individual defendants, with the exception of RMR, pursuant to our position that the claims in this action are subject to arbitration. On March 29, 2013, Del-Co filed an amended complaint adding plaintiffs Edmund Sweeney, Thomas Toldrian and Howard Worsey. On March 26, 2014, the Massachusetts District Court denied with prejudice the Del-Co plaintiffs’ motion for declaratory judgment that the arbitration bylaw is unenforceable and denied without prejudice the Del-Co plaintiffs’ motion for declaratory judgment that the arbitration clauses in the RMR management agreements are unenforceable. The court also denied the Del-Co plaintiffs’ pending motion for a stay of proceedings. On April 30, 2014, we and the individual defendants filed motions to compel arbitration. Pursuant to an order of the court, a conference for scheduling further proceedings in the First Del-Co Action is scheduled for May 12, 2014. We believe that the First Del-Co Action is without merit, and intend to defend against all claims asserted.

Delaware County Employees Retirement Fund v. Portnoy II

On January 24, 2014, Del-Co and Edmund Sweeney filed a second complaint in the Massachusetts District Court titled Delaware County Employees Retirement Fund v. Portnoy, Civ. No. 1:14-cv-10186-DJC, or the Second Del-Co Action.  The Second Del-Co Action purports to bring claims derivatively on behalf of the nominal defendant, CWH, against RMR and certain current and former officers and/or former Trustees. The complaint in the Second Del-Co Action asserts claims against the defendants for breach of fiduciary duty in connection with advancement and indemnification of legal fees for certain former trustees and current officers of CWH in connection with the Related/Corvex Actions, as well as claims for breach of fiduciary duty in connection with the failure to purchase director and officer liability insurance. The plaintiffs seek monetary and injunctive relief, including an injunction permanently enjoining defendants from being indemnified or advanced any fees and expenses incurred in the Related/Corvex Arbitration. Pursuant to an order of the court, the defendants’ response to the complaint was filed on April 25, 2014. On the same day, the defendants filed a demand for arbitration with the AAA. We believe that the Second Del-Co Action is without merit, and intend to defend against all claims asserted.

Corvex Management LP v. CommonWealth REIT

On March 1, 2013, Related/Corvex filed a complaint in the Massachusetts District Court, titled Corvex Management LP v. CommonWealth REIT, Civ. No. 1:13-cv-10475-DJC, against CWH and our former Trustees, or the Related/Corvex Massachusetts Action. The Related/Corvex Massachusetts Action alleged securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Related/Corvex sought injunctive and declaratory relief in this action, including a declaration that our arbitration bylaw is unenforceable. Also on March 1, 2013, in connection with the Related/Corvex Massachusetts Action, Related/Corvex filed a motion requesting that the court, among other things, issue a TRO enjoining CWH and our former Trustees from consummating the March 2013 Equity Offering. As noted above, the Massachusetts District Court denied that motion on March 4, 2013.

On March 4, 2013, we and the individual defendants filed a demand for arbitration with the AAA. Pursuant to the parties’ agreement to consolidate this arbitration with the concurrently pending arbitration of Related/Corvex’s Maryland state law claims, Related/Corvex voluntarily dismissed this action on June 5, 2013. On June 17, 2013, we and certain of our former Trustees each filed a separate request with the Panel seeking an entry of award in our and their favor, and against Related/Corvex, for all claims previously asserted by Related/Corvex in this action. As noted above, on November 18, 2013, the Panel issued the Panel Findings ruling on the parties’ remaining claims.

William Gore v. Portnoy

On February 4, 2013, William Gore, a purported shareholder of CWH, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Case No. 373086-V, or the Gore Action. The Gore Action purports to bring claims individually and derivatively on behalf of the nominal defendant, CWH, against certain of our former Trustees, certain of our officers and CWH, as nominal defendant. The complaint alleges claims of breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, we filed a demand for arbitration with the AAA for the Gore Action. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties to the Gore Action agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims.

On May 20, 2013, certain of our former Trustees filed a petition for order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 21, 2013, Mr. Gore filed his response to the former Trustees’ petition for order to arbitrate, as well as a separate petition to stay arbitration, and the parties completed briefing on both petitions on August 2, 2013. On May 7, 2014, the parties filed a joint status report requesting that the court continue to stay proceedings in both the Gore Action and the related arbitration for an additional thirty (30) days, until June 6, 2014. We believe that the Gore Action is without merit, and intend to defend against all claims asserted.

Katz v. CommonWealth REIT

On March 7, 2013, Jason Matthew Katz, a purported shareholder of CWH, filed a complaint in the Maryland Court, titled Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Katz Action. The Katz Action purports to bring claims individually and on behalf of all others similarly situated against CWH and certain of our former Trustees. The complaint alleges claims of breach of fiduciary duty. The complaint seeks injunctive and declaratory relief, rescission of the March 2013 equity offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest.

On April 1, 2013, we filed a demand for arbitration with the AAA for the Katz Action. Pursuant to the court’s scheduling order, as amended from time to time, on April 19, 2013, Mr. Katz filed a petition to stay arbitration, and the parties completed briefing on Mr. Katz’s petition on September 16, 2013. On January 21, 2014, the Maryland Court granted the parties’ joint stipulation and motion to consolidate the Katz Action with the Central Laborers Action, discussed below, and consolidated the actions under the caption Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Consolidated Maryland Action. On February 19, 2014, the Maryland Court denied the pending petition to stay arbitration and petitions for order to arbitrate, and ordered the parties to arbitrate the claims in the Consolidated Maryland Action. On March 21, 2014, the plaintiffs in the Consolidated Maryland Action filed a motion to stay entry of judgment and to revise, alter, amend, or vacate the Maryland Court’s February 19, 2014 decision, and the defendants filed their respective responses on April 8, 2014. Pursuant to an order of the court, a conference for scheduling further proceedings in the Consolidated Maryland Action is scheduled for May 13, 2014. We believe that the Consolidated Maryland Action is without merit, and intend to defend against all claims asserted.

Central Laborers Pension Fund v. Portnoy

On April 5, 2013, the Central Laborers’ Pension Fund, or Central Laborers, a purported shareholder of CWH, filed a complaint in the Maryland Court, titled Central Laborers Pension Fund v. Portnoy, Case No. 24-C-13-001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of CWH against CWH and certain of our former Trustees. The complaint alleges, among other things, claims for breaches of fiduciary duties, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported shareholder of CWH, and requesting a declaration that CWH’s shareholders may remove trustees without cause.

We filed a demand for arbitration with the AAA on April 25, 2013. We and our former Trustees filed petitions for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act on May 8, 2013 and May 16, 2013, respectively. On May 31, 2013, Central Laborers and Mr. McGinley filed a second amended complaint, adding plaintiff Howard Ginsberg, a purported shareholder of CWH. Pursuant to the court’s scheduling order, as amended from time to time, the parties completed briefing on the pending petitions on June 17, 2013. On January 21, 2014, the Maryland Court granted the parties’ joint stipulation and motion to consolidate the Katz Action with the Central Laborers Action and consolidated the actions under the caption Katz v. CommonWealth REIT, Case No. 24-C-13-001299, discussed above. We believe that the Consolidated Maryland Action is without merit, and intend to defend against all claims asserted.

Chashin v. Reit Management & Research LLC

On October 3, 2013, A. Bruce Chashin, a purported shareholder of CWH, filed a complaint in the Massachusetts District Court, titled Chashin v. Reit Management & Research LLC, Civ. No. 1:13-cv-12472-DJC, or the Chashin Action. The Chashin Action purports to bring claims derivatively on behalf of CWH against CWH, certain of our former Trustees, certain of our officers and our manager, RMR, and challenges the arbitration clauses contained in our bylaws and our management agreements with RMR. The complaint also asserts, among other things, claims for breach of fiduciary duty, waste of corporate assets and abuse of a position of control, and seeks declaratory and injunctive relief, restitution and damages, including the imposition of a constructive trust and fees and expenses. On November 4, 2013, we and certain of our former Trustees filed a demand for arbitration with the AAA, or the Chashin Arbitration. On March 21, 2014, Mr. Chashin voluntarily dismissed the action pending in the Massachusetts District Court without prejudice. On April 11, 2014, the parties each selected an arbitrator in this matter. We believe that the Chashin Arbitration is without merit, and intend to defend against all claims asserted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the NYSE on that day, to each of two of our former Trustees as part of their then annual compensation.

On February 7, 2014, March 7, 2014, April 7, 2014 and May 7, 2014, we issued 12,187, 10,625, 11,410 and 11,275 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Composite Copy of Third Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 21, 2010.)

3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-09317.)

3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2005, File Number 001-09317.)

3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2005, File Number 001-09317.)

3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006, File Number 001-09317.)

3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006, File Number 001-09317.)

3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006, File Number 001-09317.)

3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007, File Number 001-09317.)

3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2013.)

3.16	Articles Supplementary, dated December 22, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2013.)

3.17	Articles Supplementary, dated March 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2014.)

3.18	Amended and Restated Bylaws of the Company, adopted December 22, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2013.)

3.19	Arbitration Panel Ruling Regarding the Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

3.20	Interim Arbitration Award dated November 18, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2013.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.4

Renewed Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004, File Number 001-09317.)

4.5

Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004, File Number 001-09317.)

4.6

Amendment No. 1 to Renewed Rights Agreement, dated as of December 23, 2013, between the Company and Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2013.)

4.7

Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-09317.)

4.8	Supplemental Indenture No. 12, dated as of January 30, 2003, between the Company and U.S. Bank National

Association, or U.S. Bank, relating to the Company’s 6.40% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File Number 001-09317.)

4.9

Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 001-09317.)

4.10

Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File Number 001-09317.)

4.11

Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Number 001-09317.)

4.12

Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company’s 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-09317.)

4.13

Supplemental Indenture No. 19, dated as of November 25, 2009, between the Company and U.S. Bank, relating to the Company’s 7.50% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated November 25, 2009.)

4.14

Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.15

Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 25, 2012.)

10.1

Forbearance Agreement Regarding Credit Agreement, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto, effective as of April 11, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 9, 2014.)

10.2

Forbearance Agreement Regarding Term Loan Agreement, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto, effective as of April 11, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 9, 2014.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH REIT

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
President
Dated: May 8, 2014

By:	/s/ John C. Popeo
John C. Popeo
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 8, 2014